Form 10-K/A
period 1995-12-31
VETERINARY CENTERS OF AMERICA INC
filed 1996-05-15
CIK 817366

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  1-10787

                      VETERINARY CENTERS OF AMERICA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                                           95-4097995
(State or other jurisdiction                                  (I.R.S. Employer Identification No.)
of incorporation  or organization)

                     3420 OCEAN PARK BOULEVARD, SUITE 1000
                        SANTA MONICA, CALIFORNIA 90405
             (Address of principal executive offices and zip code)

                                (310) 392-9599
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.001 par value

                              Redeemable Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No ______.
                                               -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [_]

At March 19, 1996, there were outstanding 12,590,647 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($26.88 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $306,514,884. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF VCA

     Information with respect to the directors and executive officers of VCA as of March 31, 1996 is as follows:

Name                                     Age                      Position
- - -----------------------------------      ---     -------------------------------------------------------------
Robert L. Antin....................       46     Chairman of the Board and Chief Executive Officer
                                                 of VCA
Arthur J. Antin....................       49     Chief Operating Officer, Senior Vice President,
                                                 Secretary and Director
Neil Tauber........................       45     Senior Vice President
Tomas W. Fuller....................       38     Chief Financial Officer, Vice President and
                                                 Assistant Secretary
Deborah W. Moore...................       31     Chief Accounting Officer, Vice President and
                                                 Controller
John B. Chickering, Jr.............       47     Director
Richard Gillespie, M.D.............       62     Director
John A. Heil.......................       42     Director

     Robert L. Antin and Arthur J. Antin are brothers. There are no other family relationships between any director and/or any executive officer of VCA.

     MR. ROBERT L. ANTIN, a founder of VCA, has served as Chief Executive Officer, President and Chairman of the Board of Directors of VCA since its inception. Mr. Antin is responsible for directing all aspects of VCA's business. From September 1983 until founding VCA, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare Corp., a publicly held company which owned, operated and developed free-standing outpatient surgical centers. AlternaCare Corp. was acquired by Medical Care International in 1988. From July 1978 until September 1983, Mr. Antin was employed as an officer by American Medical International, Inc. ("AMI"), an owner and operator of health care facilities. While at AMI, Mr. Antin initially served as Director of Marketing of Professional Hospital Services, then as Director of New Business Development responsible for non-hospital related acquisitions and development, and most recently as a Vice President of AMI and President of AMI Ambulatory Center, Inc., a subsidiary of AMI operating a chain of ambulatory care centers. Mr. Antin received his MBA degree with a certification in hospital and health administration from Cornell University in 1975.

     MR. ARTHUR J. ANTIN, a founder of VCA, has served as Chief Operating Officer, Senior Vice President, Secretary and a Director of VCA since its inception, and is currently responsible for managing animal hospital and veterinary laboratory operations for VCA. From October 1983 to September 1986, Mr. Antin served as Director of Marketing/Investor Relations of AlternaCare Corp., in which he developed and implemented marketing strategies for a network of outpatient surgical centers. Mr. Antin received an M.A. degree in Community Health from New York University and a Post Graduate Certificate in Structured Programming and Business Application design from Columbia University.

     MR. NEIL TAUBER, a founder of VCA, has served as Senior Vice President and a Director of VCA since its inception and is currently responsible for identifying and effecting the acquisition of independent animal hospitals and veterinary diagnostic laboratories. From 1984 to 1986, Mr. Tauber served as the Director of Corporate

Development at AlternaCare Corp., where his responsibilities included the acquisition of new businesses and syndication to hospitals and physician groups. From 1981 to 1984, Mr. Tauber served as Chief Operating Officer of MDM Services, a wholly owned subsidiary of Mediq, a publicly held health care company, where he was responsible for operating and developing a network of retail dental centers and industrial medical clinics. Mr. Tauber holds an MBA from Wagner College.

     MR. TOMAS W. FULLER joined VCA in January 1988 and served as Vice President and Controller until November 1990 when he became Chief Financial Officer. Prior to joining VCA, from 1980 to 1987, Mr. Fuller served as an audit manager for Arthur Andersen LLP. Mr. Fuller holds a BA degree in business/economics from the University of California at Los Angeles (UCLA).

     MS. DEBORAH W. MOORE, a Certified Public Accountant, joined VCA in September 1992 and served as Controller until becoming Vice President, Chief Accounting Officer in 1995. Ms. Moore served as a staff accountant at Arthur Andersen LLP and subsequently as Controller for Chiat/Day/Mojo Inc. prior to joining VCA. Ms. Moore holds a BA in Economics/Accounting from Claremont McKenna College.

     MR. JOHN B. CHICKERING, JR., a Certified Public Accountant, is currently the Vice President - Financial Administration for Warner Bros. International Television Distribution. Prior to his employment at Warner Bros., Mr. Chickering served as a staff accountant at KPMG Peat Marwick from August 1975 to June 1977. Mr. Chickering holds an MBA degree with emphasis in accounting and finance from Cornell University. Mr. Chickering has served as a Director of VCA since November 1988.

     RICHARD GILLESPIE, M.D., was elected to the Board of Directors in June 1995. Dr. Gillespie is a private investor who has investments in several companies in the United States. From 1983 to 1987, Dr. Gillespie was Vice-President, a director and co-founder of AlternaCare Corp. Dr. Gillespie also has served as a director for several other companies, including Lansinoh Laboratories, Inc. and Geriatric Medical Center, and as the general partner of Outpatient Diagnostics Center. Dr. Gillespie holds an MD degree from the University of Tennessee College of Medicine.

     MR. JOHN A. HEIL, currently serves as the Vice President-Marketing for Heinz Pet Products. Since 1978, Mr. Heil has served in various capacities with other affiliates of the H.J. Heinz Company, including General Manager, Marketing of Ore-Ida Foods, Inc. and Vice President - Marketing and Sales of Star-Kist Foods, Inc. Mr. Heil holds a B.A. degree in economics from Lycoming College. Mr. Heil has served as a Director of VCA since May 1995.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors held a total of four meetings during the fiscal year ended December 31, 1995. The Board of Directors has an Audit Committee and a Compensation Committee. The Board of Directors does not have a Nominating Committee or a committee performing similar functions. During the fiscal year ended December 31, 1995, each director attended at least 75% of the meetings of the Board of Directors held while he was a director and of the Committees of the Board of Directors on which he served.

     The Audit Committee met one time and the Compensation Committee met two times during the fiscal year ended December 31, 1995. The Audit Committee's functions include recommending to the Board of Directors the engagement of VCA's independent auditors, reviewing and approving the services performed by the independent auditors and reviewing and evaluating VCA's accounting policies and internal accounting controls. The Compensation Committee reviews and approves the compensation of officers and key employees and determines and approves the granting of options under VCA's various stock incentive plans. During the fiscal year ended December 31, 1995, the members of the Audit Committee were Messrs. Robert L. Antin and John B. Chickering, Jr.; the members of the Compensation Committee were Messrs. Robert L. Antin, John B. Chickering, Jr. and Jean-Charles Lignel; and the members of the Stock Option Committee were Messrs. John B. Chickering, Jr. and Jean-Charles Lignel. Mr. Lignel is no longer a director of VCA.

COMPENSATION OF DIRECTORS

     Directors of VCA who are not also employees of VCA receive $1,000 for each meeting of the Board of Directors that they attend in person plus reimbursement of all out-of-pocket expenses incurred in attending such meetings. In addition, non-employee directors, John B. Chickering, Jr., John Heil, Richard Gillespie and former non-employee director Jean-Charles Lignel each were granted options to purchase 10,000 shares of common stock of VCA ("VCA Common Stock") upon appointment or election to the Board of Directors. On the respective anniversaries of their joining the Board of Directors, each of the current non-employee directors, if they retain such status, will receive an additional option to purchase 5,000 shares of VCA Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the last fiscal year, executive compensation and the grant of options under VCA's various stock incentive plans was administered by the Compensation Committee of the Board of Directors. The directors of the Corporation who served on the Compensation Committee were Robert L. Antin, Jean-Charles Lignel and John B. Chickering, Jr. Mr. Robert L. Antin is the Chairman of the Board and Chief Executive Officer of VCA. None of Messrs. Lignel, Chickering or Heil is, nor has any of them ever been, an officer or employee of VCA. Mr. Lignel is no longer a director of VCA.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Exchange Act requires VCA's executive officers, directors and persons who own more than ten percent of a registered class of VCA's equity securities to file reports of ownership and changes in ownership with the Commission. Executive officers, directors, and greater-than-ten percent stockholders are required by the regulations of the Commission to furnish VCA with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, VCA believes that, during the year ended December 31, 1995, all relevant Section 16(a) filing requirements were complied with, except as follows: Ms. Moore, an executive officer, filed one report late relating to her position as an executive officer; Mr. Gillespie, a director, filed one report late relating to his position as a director: Mr. Fuller, an executive officer, filed one report late for a transaction involving the sale of 1,500 warrants and a transaction involving the grant of an option to purchase 40,000 shares of VCA Common Stock; Mr. Robert L. Antin, an executive officer and director, filed one report late involving nine separate transactions relating to the sale, in the aggregate, of 25,500 warrants and the grant of an option to purchase 80,000 shares of VCA Common Stock and one report late involving three separate transactions relating to the sale, in the aggregate, of 30,000 warrants. VCA is aware of no other failures to file required forms.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows, as to the Chief Executive Officer and as to each of the other three most highly compensated executive officers (the "Named Executive Officers") whose salary plus bonus exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to VCA in all capacities during the last three fiscal years.

                          SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                         ANNUAL COMPENSATION                COMPENSATION
                           -------------------------------------------------------------------
NAME AND PRINCIPAL                                               OTHER ANNUAL     STOCK OPTION    ALL OTHER
POSITION                   YEAR       SALARY         BONUS     COMPENSATION (1)    AWARDS (2)    COMPENSATION
- - -------------------------  ----     ----------    ----------  ----------------  --------------  ------------
Robert L. Antin            1995     $  241,091       $-0-          $ 8,800         280,000            -0-
Chairman of the Board      1994        205,730    30,890 (3)         9,600          25,000            -0-
and Chief Executive        1993        196,978        -0-           12,000          90,000            -0-
Officer

Arthur J. Antin            1995        170,915        -0-            7,200         140,000            -0-
Chief Operating            1994        146,953    21,480 (3)         7,200          25,000            -0-
Officer, Senior            1993        139,742        -0-            6,000          50,000            -0-
Vice President
and Secretary

Neil Tauber                1995        144,038        -0-            7,200         120,000            -0-
Senior Vice                1994        120,000    17,592 (3)         7,200          25,000            -0-
President                  1993        115,896        -0-            6,000          50,000            -0-

Tomas W. Fuller            1995        101,214        -0-            6,000         110,000            -0-
Chief Financial Officer    1994         92,500    13,090 (3)         6,000          10,000            -0-
and Vice President         1993         88,883        -0-            6,000          50,000            -0-

________
(1)  Includes automobile allowance.

(2) All numbers reflect the number of shares of VCA Common Stock subject to options granted during the fiscal year.

(3) Reflects bonus awards granted in March 1995 for services rendered during the fiscal year ended December 31, 1994.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 1995 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                 -------------------------------------------------------------------
                                Percent of Total     Exercise or                        Potential Realizable Value at Assumed Annual
                  Number of     Options Granted     Base Price Per                      Rates of Stock Price Appreciation for Option
                  Options       to Employees In        Share (4)                                         Term (1)
                                                                                        --------------------------------------------
Name             Granted  (2)   Fiscal Year (3)                      Expiration Date               5%                   10%

- - ---------------  ------------  -----------------  ---------------   -----------------   ---------------------    -------------------
Robert L. Antin         80,000             9.4%       $10.50              3/4/05        $           528,271      $        1,338,744
                       200,000            23.4%        12.38             11/7/05                  1,556,514               3,944,513
Arthur J. Antin         40,000             4.7%        10.50              3/4/05                    264,136                 669,372
                       100,000            11.7%        12.38             11/7/05                    778,257               1,972,256
Neil Tauber             40,000             4.7%        10.50              3/4/05                    264,136                 669,372
                        80,000             9.4%        12.38             11/7/05                    622,606               1,577,805
Tomas W. Fuller         40,000             4.7%        10.50              3/4/05                    264,136                 669,372
                        70,000             8.2%        12.38             11/7/05                    544,780               1,380,579

- - --------------------

(1) The potential realizable value is based on the assumption that the VCA Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future appreciation of VCA Common Stock.

(2) The option grants set forth on this chart which expire on March 4, 2005 and November 7, 2005 are exercisable in thirty-six (36) and twenty-four (24) equal monthly installments, respectively, commencing on the date of grant. The options may, at the discretion of the administrator of the stock option plan pursuant to which such options were granted, become immediately exercisable upon certain change of control events. The options set forth above were each granted for a term of 10 years.

(3) Options covering an aggregate of 854,750 shares were granted to eligible optionees during the fiscal year ended December 31, 1995.

(4) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during the fiscal year ended December 31, 1995 and the value of unexercised options at December 31, 1995 based upon the closing price of the VCA Common Stock on the Nasdaq National Market on December 29, 1995 ($16.875 per share).

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                        VALUE OF ALL UNEXERCISED
                                                         NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT FISCAL
                   SHARE ACQUIRED ON       VALUE       OPTIONS AT FISCAL YEAR-END              YEAR END(1)
NAME                    EXERCISE          REALIZED     EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
- - ----------------  --------------------   -----------  ----------------------------   -------------------------------
Robert L. Antin           -0-                -0-            165,750/274,584                $1,992,407/$1,448,193
Arthur J. Antin           -0-                -0-            130,111/147,889                    1,669,647/840,128
Neil Tauber               -0-                -0-            117,027/127,639                    1,464,306/745,464
Tomas W. Fuller           -0-                -0-            116,361/104,306                    1,480,689/615,042

EMPLOYMENT AGREEMENTS

     On January 1, 1994, VCA entered into employment agreements with each of Robert L. Antin, Arthur J. Antin, and Neil Tauber, which currently expire on December 31, 1999. Pursuant to the terms of these agreements, during the fiscal year ended December 31, 1996, Messrs. Robert L. Antin, Arthur J. Antin and Neil Tauber will receive an annual base salary of $265,000, $189,000 and $162,000, respectively. This base salary is subject to annual upward adjustment at the discretion of the Board of Directors, with a mandatory annual increase by a percentage amount at least equal to the cost of living increase. In addition, the Board of Directors has determined that executive officers of VCA may earn bonuses during each calendar year based upon management achieving performance goals established by the Compensation Committee of the Board of Directors on an annual basis. VCA may terminate each of the employment agreements for cause or upon mutual agreement. If employment is terminated due to death, the agreements provide that VCA will pay the affected employee severance pay equal to two years' salary. If employment is terminated due to the disability of the employee, without cause or if VCA's principal executive office is moved from Los Angeles, the affected employee is entitled to severance pay in an amount equal to three years' base salary. If employment is terminated due to a change in control of VCA, the affected employee is entitled to severance pay in an amount equal to the greater of (a) three years' base salary and (b) the base salary such employee would have received during the period between the date of such employee's termination and the scheduled expiration date of his employment agreement. If employment is terminated due to the scheduled expiration of an employment agreement, the affected employee is entitled to severance pay in an amount equal to one year's base salary.

     In April 1992, VCA entered into an agreement with Tomas W. Fuller, Chief Financial Officer, Vice President and Assistant Secretary of VCA, pursuant to which it agreed that if Mr. Fuller's employment is terminated without cause, VCA will pay to Mr. Fuller severance pay equal to six months' salary.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information provided by VCA regarding beneficial ownership of VCA Common Stock as of March 31, 1996 by (i) each director and Named Executive Officer of VCA; (ii) each person known to VCA to be the beneficial owner of more than 5% of the outstanding VCA Common Stock, and (iii) all directors and executive officers of VCA as a group. Except as may be indicated in the footnotes to the table, each of such persons has the sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each person listed is in care of VCA, 3420 Ocean Park Boulevard, Suite 1000, Santa Monica, California 90405, unless otherwise set forth below such person's name.

                                                                                                 PERCENT OF CLASS
NAME AND ADDRESS                                     NUMBER OF SHARES(1)                               OWNED
- - ----------------------------------------          -------------------------                    ---------------------
Savannah Investments Limited                               950,000                                    7.4%
 Kirk House, 4th Floor
 Grand Cayman
 British West Indies

The TCW Group, Inc.                                        735,000                                    5.7%
 865 South Figueroa Street
 Los Angeles, California 90017

Scudder, Stevens & Clark, Inc.                             647,900                                    5.0%
 345 Park Avenue
 New York, New York 10154

Robert L. Antin (2)                                        920,758                                    7.0%

Arthur J. Antin (3)                                        328,148                                    2.5%

Neil Tauber (4)                                            206,888                                    1.6%

Tomas W. Fuller (5)                                        112,056                                     *

John B. Chickering, Jr. (6)                                 21,667                                     *

Richard Gillespie, M.D. (7)                                 20,000                                     *

John A. Heil                                                    --                                    --

All of VCA's executive officers and                      1,610,517                                  11.9%
 directors as a group (8 persons)
 (2)(3)(4)(5)(6)(7)(8)

- - -----------------------------------------

* Less than one percent.

(1) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of VCA Common Stock actually outstanding at March 31, 1996.

(2)  Includes (i) 146,866 shares held by Mr. Robert Antin's minor children and
     (ii) 227,000 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

(3) Includes (i) 50,000 shares which Mr. Arthur J. Antin holds as custodian for Mr. Robert L. Antin's minor children under the California Uniform Gifts to Minor's Act, (ii) 43,666 shares held by Mr. Arthur J. Antin's minor children; and (iii) 163,889 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

(4) Includes 146,888 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

(5) Consists of 112,056 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

(6) Consists of 21,667 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

(7) Includes (i) 5,000 shares of VCA Common Stock underlying warrants, and (ii) 10,000 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

(8) Includes, with respect to other executive officers, 1,000 shares of VCA Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 1996.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 1996 .


                                       VETERINARY CENTERS OF AMERICA, INC.
                                             (Registrant)


                                   By:   /s/ Robert L. Antin
                                      ---------------------------------------
                                        Robert L. Antin
                                   Its: Chief Executive Officer