Form 10-Q
period 1996-03-31
VETERINARY CENTERS OF AMERICA INC
filed 1996-05-15
CIK 817366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10787

                      VETERINARY CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    95-4097995
(State or other jurisdiction                      (I.R.S. Employer
     or organization)                            Identification No.)

                     3420 OCEAN PARK BOULEVARD, SUITE 1000
                         SANTA MONICA, CALIFORNIA 90405
                   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 392-9599

                                      NONE
       Former name, address and fiscal year, if changed since last report

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [X]                  NO   [  ]

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 13,182,482 shares as of May 13, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                       March  31,    December 31,
                                                                          1996           1995
                                                                      ------------   ------------
Current assets:
  Cash and equivalents.............................................   $ 37,615,000   $ 46,799,000
  Accounts receivable, less allowance for uncollectible accounts...      8,816,000      6,303,000
  Inventory, prepaid expenses and other............................      4,121,000      3,518,000
  Deferred income taxes............................................      1,126,000      1,175,000
  Prepaid income taxes.............................................        250,000        494,000
                                                                      ------------   ------------
     Total current assets..........................................     51,928,000     58,289,000

Property, plant and equipment, net.................................     15,981,000     13,641,000

Other assets:
  Goodwill, net....................................................     79,637,000     61,359,000
  Covenants not to compete, net....................................      5,573,000      4,885,000
  Building purchase options........................................        887,000        887,000
  Notes receivable.................................................      1,183,000        878,000
  Deferred costs and other.........................................      1,859,000      1,526,000
                                                                      ------------   ------------
                                                                      $157,048,000   $141,465,000
                                                                      ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations.........................   $  7,563,000   $  6,009,000
  Accounts payable.................................................      5,794,000      4,850,000
  Accrued payroll and taxes........................................      2,238,000      1,961,000
  Other accrued liabilities........................................      3,339,000      3,593,000
                                                                      ------------   ------------
     Total current liabilities.....................................     18,934,000     16,413,000

Long-term obligations, less current portion........................     29,588,000     27,352,000

Deferred income taxes..............................................      1,538,000      1,301,000

Minority interest..................................................      4,843,000      4,605,000

Stockholders' equity:
  Preferred stock, par value $0.001................................          1,000          1,000
  Common stock, par value $0.001...................................         13,000         12,000
  Additional paid-in capital.......................................     99,072,000     89,734,000
  Accumulated earnings.............................................      3,059,000      2,047,000
                                                                      ------------   ------------
     Total stockholders' equity....................................    102,145,000     91,794,000
                                                                      ------------   ------------
                                                                      $157,048,000   $141,465,000
                                                                      ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                               1996           1995
                                                                                            -----------   -------------
Revenues..............................................................................      $31,004,000    $15,230,000
Direct costs..........................................................................       23,203,000     11,809,000
                                                                                            -----------    -----------
Gross profit..........................................................................        7,801,000      3,421,000
Selling, general and administrative...................................................        3,314,000      2,262,000
Depreciation and amortization.........................................................        1,034,000        548,000
Restructuring charge..................................................................               --      1,086,000
                                                                                            -----------    -----------
Operating income (loss)...............................................................        3,453,000       (475,000)
Interest and other investment income..................................................          376,000        120,000
Interest expense......................................................................          672,000        479,000
                                                                                            -----------    -----------
Income (loss) before minority interest and provision (benefit) for income taxes.......        3,157,000       (834,000)
Minority interest in income of subsidiaries...........................................        1,346,000         21,000
                                                                                            -----------    -----------
Income (loss) before provision (benefit) for income taxes.............................        1,811,000       (855,000)
Provision (benefit) for income taxes..................................................          799,000       (263,000)
                                                                                            -----------    -----------
Net income (loss).....................................................................      $ 1,012,000    $  (592,000)
                                                                                            ===========    ===========

Earnings (loss) per share.............................................................            $0.07         $(0.09)
                                                                                            ===========    ===========
Weighted average common equivalent shares used for computing earnings (loss) per share       15,110,000      6,865,000
                                                                                            ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                   1996            1995
                                                                              -------------   ------------
Cash flows from operating activities:
  Net income (loss)....................................................        $ 1,012,000    $  (592,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................          1,034,000        548,000
      Amortization of debt discount....................................             72,000          3,000
      Minority interest in income of subsidiaries......................          1,346,000         21,000
      (Increase) decrease in other assets, net.........................           (325,000)        59,000
      Decrease in deferred income taxes................................            286,000         65,000
      Increase in accounts receivable, net.............................         (1,289,000)    (1,507,000)
      Increase in inventory, prepaid expenses and other................           (387,000)      (885,000)
      Decrease (increase) in prepaid income taxes......................            244,000       (332,000)
      Increase in accounts payable and accrued liabilities.............            300,000      2,704,000
      Payments to minority interest partners...........................           (961,000)       (43,000)
                                                                               -----------    -----------
         Net cash provided by operating activities.....................          1,332,000         41,000
                                                                               -----------    -----------
Cash flows from investing activities:
  Property and equipment additions, net................................           (948,000)       (78,000)
  Business acquisitions, net of cash acquired..........................        (12,051,000)    (2,028,000)
                                                                              ------------    -----------
         Net cash used in investing activities.........................        (12,999,000)    (2,106,000)
                                                                              ------------    -----------
Cash flows from financing activities:
  Reduction of long-term obligations...................................         (3,000,000)    (1,471,000)
  Payments received on notes receivable................................             12,000         32,000
  Net proceeds from exercise of warrants...............................          5,330,000      2,108,000
  Proceeds from issuance of common stock under stock option plans......            141,000          4,000
  Proceeds from issuance of common stock...............................                 --      9,980,000
  Repayment of line of credit..........................................                 --     (1,100,000)
                                                                              ------------    -----------
         Net cash provided by financing activities.....................          2,483,000      9,553,000
                                                                              ------------    -----------
(Decrease) increase in cash and equivalents............................         (9,184,000)     7,488,000
Cash and equivalents at beginning of period............................         46,799,000      5,553,000
                                                                              ------------    -----------
Cash and equivalents at end of period..................................       $ 37,615,000    $13,041,000
                                                                              ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                  (continued)

                                                                                           1996           1995
                                                                                       -----------    -----------
Supplemental disclosures of cash flow information:
   Interest paid...................................................................    $   550,000    $   457,000
   Taxes paid......................................................................        269,000          4,000

Supplemental schedule of non-cash investing and financing activities:
   In connection with acquisitions, assets acquired and liabilities assumed were as follows:
       Fair value of assets acquired...............................................    $23,304,000    $11,571,000
       Less:  Consideration given
          Cash paid to sellers, net of cash acquired...............................      9,875,000      2,028,000
          Cash paid in settlement of assumed liabilities...........................      2,176,000             --
          Common stock issued......................................................      3,868,000      2,300,000
                                                                                       -----------    -----------
       Liabilities assumed including notes payable issued, net of payments.........    $ 7,385,000    $ 7,243,000
                                                                                       ===========    ===========

   In connection with the formation of the joint venture and partnerships, assets and liabilities contributed by the partners were as follows:
       Assets.....................................................................     $   317,000    $ 2,876,000
       Liabilities................................................................             --       1,063,000
                                                                                       -----------    -----------
       Non-cash capital contribution of minority interest partners................     $   317,000    $ 1,813,000
                                                                                       ===========    ===========

       Non-cash increase in long-term obligations due to purchase of property.....     $      --      $   163,000
                                                                                       ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)

(1)  GENERAL

  The accompanying unaudited consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1996.

(2)  RECLASSIFICATIONS

  Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

(3)  ACQUISITIONS

  During the first quarter of 1996, the Company purchased seven veterinary hospitals and a veterinary diagnostic laboratory in separate transactions for a total consideration (including acquisition costs) of $23,304,000 consisting of $9,875,000 in cash, $6,551,000 in long-term obligations, 242,926 shares of VCA common stock, with a value of $3,868,000, and the assumption of liabilities totaling $3,010,000.

  On February 27, 1996, the Company signed a definitive merger agreement with Pets' Rx, Inc. ("Pets' Rx") which agreement was amended on April 11, 1996, pursuant to which the Company may acquire all of the outstanding securities of Pets' Rx for 850,000 shares of VCA common stock. Pets' Rx owns and operates 16 veterinary hospitals in the San Jose and Sacramento, California and the Las Vegas, Nevada markets. The Company expects that the Pets' Rx merger will be consummated in the second quarter of 1996.

  On March 21, 1996, the Company signed a definitive merger agreement with The Pet Practice, Inc. ("The Pet Practice") pursuant to which the Company may acquire all of the outstanding securities of The Pet Practice for approximately
3.2 million shares of VCA common stock. The Pet Practice currently operates 86 veterinary hospitals in 11 states. The Company expects that The Pet Practice merger will be consummated in the third quarter of 1996.

(4)  INCOME TAXES

  The provision for income taxes is greater than the amount computed using the statutory rate due primarily to nondeductible amortization of intangible assets.

(5)  SUBSEQUENT EVENTS

  On April 17, 1996, the Company received net proceeds of $82,697,000 from an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately
2.5 million shares of the Company's common stock at a rate of $34.35 per share. Under the terms of the agreement the debentures and common stock issuable upon conversion will be registered under the United States Securities Act of 1933 by October 12, 1996.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company reports its operations in three business lines -- Animal Hospital, Laboratory and Premium Pet Food. Animal Hospital operations include the operations of the Company's veterinary hospitals. Laboratory operations include the Company's veterinary diagnostic laboratories. Premium Pet Food includes the operations of the Vet's Choice joint venture. With the launch of Select Balance, its first product line, Vet's Choice commenced generating revenues in March 1994. A portion of the Company's operations, including Vet's Choice, Vet Research Laboratories, and selected animal hospitals, are operated as joint ventures in which VCA owns a majority interest. The results of operations of the Company include the results of operations of the joint ventures on a consolidated basis. The Company acquired the remaining 30 percent interest in Professional Animal Laboratory ("PAL") effective July 1, 1995. Prior to that date, it was operated as a joint venture.

RECENT DEVELOPMENTS

Recent Acquisitions

  Since January 1, 1996 through May 10, 1996, VCA has acquired eight animal hospitals in the states of Maryland, Massachusetts, Pennsylvania, Florida, Hawaii and California. In addition, VCA has acquired two veterinary laboratories, one of which was Southwest Veterinary Diagnostics, Inc. ("Southwest"), a veterinary diagnostic laboratory located in Phoenix, Arizona. The acquisition of Southwest, which services more than 2,500 veterinary hospitals in the states of Arizona, California, New Mexico, Texas, Kansas, Nebraska and Missouri, and other portions of the Midwest, expands the customer base of VCA's laboratory division, providing VCA with the opportunity to serve over 9,000 veterinary hospitals daily. In connection with these acquisitions, VCA paid an aggregate consideration of $24,839,000 consisting of $10,530,000 in cash, $7,376,000 in debt, 242,926 shares of VCA common stock, with a value of $3,868,000, and the assumption of liabilities totaling $3,065,000, including acquisition costs.

Pets' Rx, Inc.

  On February 27, 1996, VCA signed a definitive merger agreement with Pets' Rx, Inc. ("Pets' Rx"), as amended on April 11, 1996, pursuant to which VCA will acquire all of the outstanding securities of Pets' Rx. Pets' Rx owns and operates 16 veterinary hospitals in the San Jose and Sacramento, California and the Las Vegas, Nevada markets. Under the terms of the merger, the stockholders of Pets' Rx will receive approximately 850,000 shares (the "Merger Shares") of VCA common stock (subject to adjustment). In the event the average closing sale prices of the VCA common stock on the Nasdaq National Market for the five trading days preceding the merger is between $18.55 and $21.169, the Merger Shares shall be increased, up to a maximum of 970,000 shares. VCA expects that the merger will be consummated in June 1996. The merger will be accounted for as a pooling of interests. If consummated, the merger will provide VCA with entry into the Las Vegas, Nevada market and will strengthen VCA's presence in Northern California.

  Consummation of the merger with Pets' Rx is subject to certain significant conditions and, consequently, may never occur.

  The shares of VCA common stock to be issued to Pets' Rx stockholders in the merger will be sold pursuant to exemptions from registration under the Securities Act. Pursuant to the merger agreement, VCA has agreed to file with the Commission promptly after the effective date a registration statement on an appropriate form under the Securities Act but is not required to include in such registration statement any of the Pets' Rx shareholders as selling shareholders for 24 months following the closing.

The Pet Practice, Inc.

  On March 21, 1996, the Company signed a definitive merger agreement with The Pet Practice, Inc. ("The Pet Practice") pursuant to which the Company may acquire all of the outstanding securities of The Pet Practice (the "Pet Practice Merger").

  The Pet Practice typically establishes comprehensive networks that include day clinics and 24-hour emergency/acute care clinics. In certain markets, The Pet Practice also provides pet boarding and grooming services. The Pet Practice currently operates 86 veterinary clinics in 11 states. Of those 86 clinics, 56 operate in three established networks, 18 operate in one network in the integration stage and 12 operate in two networks still in the development stage.

  Under the terms of the merger agreement, each share of The Pet Practice common stock will be converted into a fraction of a share of the Company's common stock determined by a reference to the average closing price of the Company's common stock over the twenty trading days ending on the third day before the stockholder meetings at which the stockholders of the Company and The Pet Practice will consider the Pet Practice Merger. If the average price of the Company's common stock ranges from $25 to $30 per share, the exchange ratio shall be determined by dividing $10 by the average price of the Company's common stock, resulting in a valuation of $10 per share of The Pet Practice common stock throughout the range. If the average closing price of the Company's common stock is between $24 and $25, the exchange ratio will be 0.3950 increased by an amount equal to 0.005 multiplied by a fraction, the numerator of which is the difference between the average price and $24 and denominator of which is $1. If the average price of the Company's common stock is between $30 and $31, the exchange ratio will be 0.3333 increased by an amount equal to 0.0017 multiplied by a fraction, the numerator of which is the difference between the average price and $30 and the denominator of which is $1. If the average closing price of the Company's common stock is less than $24 per share, the exchange ratio will be increased (from 0.395 shares at $24 per share) by 0.005 for each dollar of such reduction down to $18.50 of the Company's common stock, and if the average price of the Company's common stock is more than $31 per share, the exchange ratio shall be reduced (from 0.3350 at $31 per share) by 0.005 for each dollar of such increase, up to $49.00 per share. No further adjustment shall be made if the average price of the Company's common stock shall be less than $18.50. In each case, a proportionate reduction or increase, as the case may be, shall be made if the price of the Company's common stock is less than a round dollar. If the average price of the Company's common stock is greater than $49.00, the exchange ratio shall be determined by dividing $12.005 by the average price. By way of illustration, at $23 per share of the Company's common stock, the exchange ratio shall be 0.400, resulting in a valuation of $9.20 per share of The Pet Practice common stock. At $32.00 per share of the Company's common stock, the exchange ratio shall be 0.330, resulting in a valuation of $10.56 per share of The Pet Practice common stock. The Company expects that the Pet Practice Merger will be consummated in July 1996. The Pet Practice Merger will be accounted for as a purchase. Each party has the right to terminate (but may elect not to) the definitive merger agreement if the average price of the Company's common stock is $18.50 or less.

  Consummation of The Pet Practice Merger is subject to certain significant conditions and consequently may not ever be consummated.

Debt Offering

  On April 17, 1996, VCA issued $84.4 million of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately 2.5 million shares of VCA common stock at a rate of $34.35 per share. The proceeds of this offering are intended to be used to repay long-term debt and for general corporate purposes.

ANTICIPATED EFFECTS OF ACQUISITIONS

  As indicated above, the Company has entered into acquisition agreements with Pets' Rx and The Pet Practice which are expected to close in June 1996 and July 1996, respectively. If both acquisitions are consummated, the Company will acquire combined operations which exceed the size of its current animal hospital operations (measured by number of hospitals) with two separate additional corporate general and administrative infrastructures. The Company is currently evaluating the operations of the businesses to be acquired for purposes of developing a plan for the integration of the businesses to be acquired with the Company's existing operations. Although this plan is not complete at the time of the filing of this report, it is anticipated that a significant restructuring of the combined operations will be required as a result of the mergers. As a consequence of this restructuring and the consummation of the mergers, the Company anticipates incurring one-time restructuring and related charges in the second and/or third quarters of 1996. The magnitude of these charges has not been quantified at this time.

  The Pets' Rx acquisition is intended to be accounted for on a pooling of interests basis. Under the pooling rules, historical financial results of the Company will be restated to reflect the combination, following adjustment, of the historical consolidated results and balance sheet of the Company and the historical consolidated results and balance sheet of Pets' Rx. Pets' Rx incurred a loss in each of the three fiscal years ended December 31, 1995 and in the first quarter ended March 31, 1996. Following the consummation of the merger, the historical results of the Company will be restated to reflect the historical losses at Pets' Rx. In addition, Pets' Rx is expected to continue to incur a loss in the second quarter 1996. Further, under the pooling rules, the costs incurred by the Company and Pets' Rx in consummating the merger will be expended during the second quarter.

  The Pet Practice acquisition is intended to be accounted for as a purchase. Under the purchase rules, the acquisition is expected to result in a significant increase in the goodwill and other intangibles recorded on the Company's balance sheet. This increase in goodwill and other intangibles will be in addition to the increase resulting from the combination with Pets' Rx, which also has significant goodwill and other intangibles recorded on its balance sheet. As a result, the Company expects that its amortization expense will significantly increase over historical levels.

  The combined effect of the restructuring and other charges discussed above, the pooling treatment in the Pets' Rx acquisition and the increased amortization expense will have an adverse effect in each of the second and third quarters of 1996. Further, the effect of the increased amortization expense is expected to temper reported earnings of the Company in the fourth quarter. These effects will be offset by cost savings expected to be realized as the Company completes its restructuring plan.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

Revenues

  The following table summarizes the Company's revenues for each of the three month periods ended March 31:

                                         1996           1995
                                     -----------    ------------
             Animal Hospital         $17,831,000     $ 9,150,000
             Laboratory               12,056,000       5,817,000
             Premium Pet Food          1,850,000         541,000
             Intercompany Sales         (733,000)       (278,000)
                                     -----------     -----------
                                     $31,004,000     $15,230,000
                                     ===========     ===========

 Revenues for the Animal Hospital operations increased 94.9% from 1995 to 1996. This growth was primarily the result of growth in the number of facilities owned and operated by the Company. The results for 1996 include the results of 20 veterinary hospitals acquired from April 1, 1995 to December 31, 1995, and the results, from the date of acquisition, for an additional seven veterinary hospitals acquired during the first quarter of 1996. The increase in revenues resulting from changes in volume or prices at existing facilities was approximately 9.1%.

 Revenues of the Laboratory operations increased 107.3% from 1995 to 1996 due to the inclusion of a full quarter of Vet Research operations and the acquisition of four other veterinary diagnostic laboratories since March 31, 1995.

 Vet's Choice began generating revenues in March 1994 when it commenced commercial distribution of Select Balance through VCA's network of owned animal hospitals. Distribution was expanded nationally to independent veterinary hospitals in selected regional markets beginning in the second quarter of 1994. In April 1995, Vet's Choice commenced distributing its second product line, Select Care, a complete line of therapeutic diets.

Gross Profit

  Gross profit for each of the three month periods ended March 31, is comprised of the following:

                                      1996         1995
                                   ----------   -----------

             Animal Hospital       $2,441,000    $1,488,000
             Laboratory             4,670,000     1,747,000
             Premium Pet Food         690,000       186,000
                                   ----------    ----------
                                   $7,801,000    $3,421,000
                                   ==========    ==========

 Gross profit of the Animal Hospital operations represents the contribution from the hospital operations and is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs and medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 64.0% from 1995 to 1996, representing 16.0% and 13.7% of Animal Hospital revenues in 1995 and 1996 respectively. The decrease in gross profit as a percentage of revenues from 1995 to 1996 was primarily attributable to increased supply costs.

 Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services at the laboratory, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. As a percentage of revenues, Laboratory gross profit was 30.0% and 38.7% of revenues in 1995 and 1996, respectively. The increase in gross profit as a percentage of revenue from 1995 to 1996 was primarily attributable to the inclusion of a full quarter of Vet Research operations in 1996.

 Gross profit of Premium Pet Food is comprised of revenues less cost of goods sold, including warehousing, freight and distribution costs. Gross profit as a percentage of revenues in 1995 and 1996 was 34.4% and 37.2%, respectively.

 The Laboratory and Premium Pet Food operations are expected to continue to carry gross profit margins that are higher than the Animal Hospital operations. Consequently, historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

Selling, General and Administrative Expenses

 VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense and rent and occupancy.

 Selling, general and administrative expense for each of the three month periods ended March 31, is comprised of the following:

                                      1996         1995
                                   ----------   ----------

             VCA Corporate         $1,279,000   $  827,000
             Laboratory               915,000      500,000
             Premium Pet Food       1,120,000      935,000
                                   ----------   ----------
                                   $3,314,000   $2,262,000
                                   ==========   ==========

VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues, was 8.9% and 7.3% in 1995 and 1996, respectively. The decrease from 1995 to 1996 was primarily attributable to spreading the expenses over a larger revenue base.

 Premium Pet Food selling, general and administrative expense as a percentage of Premium Pet Food revenues was 172.8% and 60.5% in 1995 and 1996, respectively. The decrease as a percentage of revenue was primarily attributable to spreading the expenses over a larger revenue base.

Depreciation and Amortization

 Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased from $548,000 in 1995 to $1,034,000 in 1996. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years. The increase in depreciation and amortization expense is primarily due to the acquisition of hospitals and laboratories.

Restructuring Charge

 The operations of Cenvet (acquired January 1, 1995) were merged into Vet Research Inc.'s operations to form Vet Research Laboratories. The combined operations were restructured to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs.

LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operations during the three months ended March 31, 1996 was $1,332,000. The Company's operating cash flow was adversely impacted by Vet's Choice, which had a net outflow from operations during the quarter of $717,000. Excluding Vet's Choice, cash provided by operations was $2,049,000. The Company used cash, net of cash acquired, of $12,051,000, to purchase seven veterinary hospitals and Southwest. The Company used cash of $3,000,000 to retire long-term obligations.

 The Company has a $3.1 million unsecured line of credit. The line of credit is at the bank prime rate and converts to a 36-month term loan at December 18, 1996, if not renewed. At March 31, 1996, the Company had $3.1 million available under the line.

 Of its cash and equivalents on hand at March 31, 1996, $1,134,000 was restricted for use by Vet's Choice. In 1996, Vet's Choice used $773,000 of cash, primarily for increases in inventory and cost of sales.

 The Company and Heinz Pet Products contributed $1,010,000 and $990,000, respectively to Vet's Choice during May 1996. As sales of Premium Pet Food grow, Vet's Choice will require additional cash to fund its working capital requirements (primarily inventory and accounts receivable). Heinz Pet Products has agreed to lend Vet's Choice up to $1.0 million at its bank prime rate plus one-half percent to assist in meeting these working capital needs. Vet's Choice, however, may require additional equity or debt financing. If Vet's Choice is unable to obtain debt financing on favorable terms, it may be necessary for the Company to make additional capital contributions to the venture.

 During the second quarter of 1996, the Company received net proceeds of $82,697,000 related to the sale, in an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately 2.5 million shares of the Company's common stock at a rate of $34.35 per share.

 The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of veterinary hospitals and veterinary diagnostic laboratories for cash, stock and notes payable.

 The Company intends to fund its future cash requirements primarily from cash on hand, internally generated funds, the net proceeds from the exercise of its warrants (which, if all were exercised, would generate approximately $9.9 million of cash), and borrowings on the Company's $3.1 million unsecured line of credit. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months. A significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions. Consequently, the Company may need to obtain additional debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and prevailing conditions in the financial markets.

RISK FACTORS

Pending Transactions

 The Company is a party to an Agreement and Plan of Reorganization with Pets' Rx, the owner and operator of 16 animal hospitals in California and Nevada. The merger with Pets' Rx is subject to significant conditions, some of which are outside of the control of the Company. Accordingly, there can be no assurance that the merger with Pets' Rx will in fact occur.

 The Company is also a party to an Agreement and Plan of Reorganization with The Pet Practice the operator of 86 animal hospitals in 11 states. The merger with The Pet Practice is subject to significant conditions, some of which are outside of the control of the Company. Accordingly, there can be no assurance that either of these mergers will in fact occur.

 The Company has entered into merger agreements with The Pet Practice and Pets' Rx with the expectation that the transactions will result in beneficial synergies for the combined business. These include the potential to realize improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing customers with improved services.

 Achieving these anticipated business benefits will depend in part on whether the operations of The Pet Practice and Pets' Rx, or either of them, can be integrated with the operations of the Company in an efficient, effective and timely manner. There can be no assurance that this will occur. The combination of two or three of the companies will require, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' development teams and the identification and elimination of redundant and/or unnecessary overhead and poor-performing hospitals. The success of this process will be significantly influenced by the ability of the combined business to retain key management and marketing and development personnel. There is no assurance that this integration will be accomplished smoothly or successfully or that the Company will be successful in retaining key members of management. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of operations of two or three of the companies following the mergers will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the combined business. The inability of management to integrate successfully the operations of two or three of the companies could have an adverse effect on the business and results of the combined business. In addition, even if the operations of the three companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the business, results of operations and financial condition of the combined business.

 In addition, there can be no assurance that the present and potential customers of the Company, The Pet Practice and Pets' Rx will continue their current utilization patterns without regard to the proposed mergers or that the proposed mergers will not have an adverse impact upon relationships with veterinarians and other animal health care professionals currently employed by the Company, The Pet Practice and Pets' Rx. Any significant reduction in utilization patterns by the Company, The Pet Practice and Pets' Rx's customers, or any significant adverse impact on relationships with the veterinarians and other animal health care professionals currently employed by the Company, The Pet Practice or Pets' Rx, could have an adverse effect on the near-term business and results of operations of the combined business.

 The Pet Practice commenced operations in October 1993, although the initial business The Pet Practice acquired has, and most of the veterinary hospitals acquired since have, operated over a substantial period. The Pet Practice had a net loss of $4,888,000 in fiscal 1994 and a net loss of $3,175,000 in fiscal 1995 and an accumulated deficit of $8,692,000 as of January 3, 1996 relating to net losses in the period from October 27, 1993 (commencement of operations) through December 29, 1993 and in fiscal 1994 and 1995. In view of The Pet Practice's significant recent growth and the impact of certain charges on The Pet Practice's 1994 and 1995 results, The Pet Practice's historical financial performance may not be indicative of its future performance. There can be no assurance that The Pet Practice will achieve profitability or successfully implement its business strategy.

 Pets' Rx commenced operations on May 28, 1991. Pets' Rx had a net loss of approximately $2,805,000 in fiscal 1994 and a net loss of $1,977,000 in fiscal 1995 and an accumulated deficit of $8,147,000 as of December 31, 1995. Further losses are expected to be recorded for fiscal 1995 if the Pets' Rx merger with the Company is consummated as a result of anticipated pooling adjustments. In view of Pets' Rx's recent growth and the impact of nonrecurring charges and certain other charges on Pets' Rx's 1994 and 1995 results, Pets' Rx's historical financial performance may not be indicative of its future performance. There can be no assurance that Pets' Rx will achieve profitability or successfully implement its business strategy.

Rapid Expansion and Management of Growth

 Due to the number and size of acquisitions completed since January 1, 1994, the Company has experienced rapid growth. In 1994, the Company completed six acquisitions (five animal hospitals and one veterinary diagnostic laboratory) and in 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). As a result of these acquisitions, the Company's revenues have grown from $25.3 million in 1993 to $42.2 million in 1994 and to $92.1 million in 1995. In addition, during this period, the Company entered two new lines of business, veterinary diagnostic laboratories and premium pet food.

 The Company's growth and pace of acquisitions have placed, and will continue to place, a substantial strain on its management, operational, financial and accounting resources. The successful management of this growth will require the Company to continue to implement and improve its financial and management information systems and to train, motivate and manage its employees. There can be no assurance that the combined business will be able to identify, consummate or integrate acquisitions without substantial delays, costs or other problems. Once integrated, acquisitions may not achieve sales, profitability and asset productivity commensurate with the combined business' other operations. In addition, acquisitions involve several other risks, including adverse short-term effects on the combined business' reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities. The combined business' failure to manage growth effectively would have a material adverse effect on the combined business' results of operations and its ability to execute its business strategy.

 In addition, the growth experienced by the Company, and the corresponding increased need for timely information, have placed significant demands on the Company's existing accounting and management information systems. As a result, the Company is in the process of upgrading these systems. No assurance can be given that these upgrades will be completed successfully or that the new systems can be successfully integrated or that the new systems will effectively serve the combined business' future information requirements.

Dependence on Acquisitions for Future Growth

 The Company's growth strategy is dependent principally on its ability to acquire existing animal hospitals and veterinary diagnostic laboratories. Successful acquisitions involve a number of factors which are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. In addition, acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal compliance. Adverse regulatory action could negatively affect the Company's operations through the assessment of fines or penalties against the Company or the possible requirement of divestiture of one or more of the Company's operations.

 There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. Assuming the availability of capital, the Company's plans include an aggressive acquisition program involving the acquisition of at least 15 to 25 facilities per year. During the period from January 1, 1996 to May 10, 1996, the Company acquired two veterinary diagnostic laboratories and eight animal hospitals, one of which was consolidated into an existing facility. The Company continues to evaluate acquisitions and negotiate with several potential
acquisition candidates.   The failure to complete acquisitions and continue
expansion could have a material adverse effect on the Company's financial performance. As the combined business proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration of acquisitions described above.

Leverage

 The Company has incurred substantial indebtedness to finance the acquisition of its animal hospitals and veterinary diagnostic laboratories. Giving effect to debt incurred in acquisitions subsequent to March 31, 1996 through May 10, 1996, the Company had at March 31, 1996, consolidated long-term obligations (including
current portion) of approximately $38.0 million.   In addition, on April 17,
1996, the Company issued subordinated debt in an aggregate principal amount of $84.4 million (the "Debentures"). At December 31, 1995 and March 31, 1996, the Company's ratio of long-term debt to total stockholders' equity was 36.5% and 36.4%, respectively. The Company expects to incur additional indebtedness in the future to continue its acquisition strategy.

Risks Associated with Intangible Assets

 A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At March 31, 1996, the Company's balance sheet reflected $85.2 million of intangible assets of these types, a substantial portion of the Company's $157.0 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that these intangible assets should be evaluated for possible impairment, they may be required to reduce the carrying value of intangible assets, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. In accordance with this policy, the Company recognized a write down of goodwill and related assets in the amount of $2.3 million in 1993 in connection with three of the Company's facilities which were not performing. There can be no assurance that the Company will not be required to write down assets further in future periods.

Guaranteed Payments

 In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to
(i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are registered for resale under the Securities Act, which registration the Company covenants to effect generally within six months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price for five to 15 consecutive days, depending on the terms of the specific acquisition at issue. There are 268,566 Guarantee Shares outstanding at March 31, 1996 with Issue Prices ranging from $11.70 to $17.49 that have not been registered for resale. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

Seasonality and Fluctuating Quarterly Results

 A large portion of the business of the Company is seasonal, with operating results varying substantially from quarter to quarter. Historically, the Company's revenues have been greater in the second and third quarters than in the first and fourth quarters. The demand for the Company's veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours, as well as general economic conditions. A substantial portion of the Company's costs are fixed and do not vary with the level of demand. Consequently, net income for the second and third quarters at individual animal hospitals generally has been higher than that experienced in the first and fourth quarters.

Dependence on Key Management

 The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. The Company has an employment contract with Mr. Antin which expires in December 1998. The Company maintains "key man" life insurance on Mr. Antin in the amount of $3.0 million, of which the Company is the sole beneficiary. The Company does not maintain any insurance on the lives of its other senior management. As the Company continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of the Company's acquisitions may depend on the Company's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a material adverse effect upon the Company's business.

Joint Ventures

 The Company conducts a portion of its veterinary diagnostic laboratory business through a joint venture with Vet Research, Inc. ("VRI"), and conducts its pet food business through a joint venture with Heinz Pet Products, an affiliate of H.J. Heinz Company. The Company has an option in January 1997 to acquire the remaining 49 percent interest in the laboratory joint venture for $18.6 million in cash plus an additional amount based upon the earnings of the joint venture to be paid over six years. Based on current information available to it, the Company expects to exercise its purchase option in January 1997. If for any reason the Company does not exercise the option, VRI has the option to purchase from the Company its entire 51 percent interest for $3.5 million. On the earlier of a change in control of the Company or January 1, 2000, Heinz Pet Products has the option to purchase all of the Company's interest in the Vet's Choice joint venture at a purchase price equal to the fair market value of such interest. There can be no assurance that the Company will not have to sell these joint venture interests.

Competition

 The companion animal health care industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. The Company believes that the primary competitive factors in connection with animal hospitals are convenient location, recommendation of friends, reasonable fees, quality of care and convenient hours. The Company's primary competitors for its animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, certain national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets which include the Company's animal hospitals. Among veterinary diagnostic laboratories, the Company believes that quality, price and the time required to report results are the major competitive factors. There are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by the Company. In addition, several national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests. The Company's major competitors in the premium pet food industry are Hill's and Iams, both of which have extensive experience in the manufacture of premium pet food and possess research and development, marketing and financial resources far greater than that of Vet's Choice.

Government Regulation

 The laws of some states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Although the Company believes that its operations as currently conducted are in material compliance with existing applicable laws, there can be no assurance that the Company's existing operational structure will not be successfully challenged in one or more states as constituting the unlicensed practice of veterinary medicine. Such a determination in a state could adversely affect the operations of the Company and the combined business through the assessment of fines or penalties against the Company or the combined business or the possible requirement of divestiture of the Company's operations in the state. In addition, there can be no assurance that state legislation or regulations will not change so as to restrict the Company's or, in the future, the combined business' existing operations or the expansion of such operations.

Anti-takeover Effect

 A number of provisions of the Company's Certificate of Incorporation and bylaws and certain Delaware laws and regulations relating to matters of corporate governance, certain rights of directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discouraging, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than the Company's principal stockholders consider such a transaction to be in their best interest. In addition, H.J. Heinz Company has an option to purchase the Company's interest in the Vet's Choice joint venture upon the occurrence of a change in control (as defined in the joint venture agreement), which may have the same effect. Accordingly, stockholders may be deprived of an opportunity to sell their shares at a substantial premium over the market price of the shares.

Impact of Shares Eligible for Future Sale

 Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of May 13, 1996, the Company had 13,182,482 shares of common stock outstanding, most of which are either freely tradeable in the public market without restriction or tradeable in accordance with Rule 144 under the Act. There are also 157,697 shares which the Company is obligated to issue in connection with certain acquisitions; 583,333 shares issuable upon conversion of outstanding preferred stock; 1,470,804 shares of the Company's common stock issuable upon exercise of outstanding stock options; 1,308,647 shares of the Company's common stock issuable upon exercise of outstanding warrants; and 6,635 shares issuable upon conversion of convertible notes. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance. In addition, if the Pets' Rx and The Pet Practice transactions are consummated, the Company will be obligated to issue an aggregate of approximately 850,000 shares (subject to adjustment) and approximately 3,195,000 shares (assuming the Company's common stock has an average price at that time of $27.00), respectively.

Possible Volatility of Stock Price

 The market price of the Company's common stock could be subject to significant fluctuations caused by variations in quarterly operating results, litigation involving the Company, announcements by the Company or its competitors, general conditions in the companion animal health care industry and other factors. The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. The broad fluctuations may adversely affect the market price of the Company's common stock.

PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
   None

ITEM 2. CHANGES IN SECURITIES
   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None

ITEM 5. OTHER INFORMATION
   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.
       --------

        Exhibit 11.  Computation of Per Share Earnings (Loss)

   (b) Form 8-K.
       --------

        Report on Form 8-K dated March 14, 1996 (as amended April 11, 1996 and
          April 17, 1996)

        Report on Form 8-K dated March 22, 1996

        Report on Form 8-K dated April 10, 1996

        Report on Form 8-K dated April 11, 1996

                                   SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VETERINARY CENTERS OF AMERICA, INC.



Date:  May 14, 1996                       /s/ Tomas W. Fuller
                                         ---------------------------
                                         Tomas W. Fuller
                                         Chief Financial Officer

                                 EXHIBIT INDEX


ITEM    EXHIBIT                                                 PAGE
- ----    -------                                                 ----


11      Computation of Per Share Earnings (Loss)