Form 10-Q
period 1996-06-30
VETERINARY CENTERS OF AMERICA INC
filed 1996-08-15
CIK 817366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10787

                      VETERINARY CENTERS OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                    95-4097995
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

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

          YES [X]                                       NO [_]

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 15,879,530 shares as of August 13, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                     June 30,    December 31,
                                                                       1996          1995
                                                                   ------------  ------------

Current assets:
 Cash and equivalents............................................  $ 59,738,000  $ 47,551,000
 Marketable securities held to maturity..........................    58,141,000        --
 Accounts receivable, less allowance for uncollectible accounts..     9,441,000     6,508,000
 Inventory, prepaid expenses and other...........................     4,345,000     3,984,000
 Deferred income taxes...........................................     1,309,000     1,175,000
 Prepaid income taxes............................................       492,000       494,000
                                                                   ------------  ------------
  Total current assets...........................................   133,466,000    59,712,000

Property, plant and equipment, net...............................    23,094,000    17,695,000

Other assets:
 Goodwill, net...................................................    90,146,000    66,943,000
 Covenants not to compete, net...................................     6,007,000     5,210,000
 Building purchase options.......................................       887,000     1,087,000
 Notes receivable................................................     1,087,000       978,000
 Deferred costs and other........................................     4,528,000     1,791,000
                                                                   ------------  ------------
                                                                   $259,215,000  $153,416,000
                                                                   ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term obligations........................  $  9,016,000  $  7,421,000
 Accounts payable................................................     6,449,000     5,930,000
 Accrued payroll and taxes.......................................     3,272,000     2,207,000
 Other accrued liabilities.......................................     5,174,000     4,705,000
                                                                   ------------  ------------
  Total current liabilities......................................    23,911,000    20,263,000

Long-term obligations, less current portion......................   123,945,000    36,778,000

Deferred income taxes............................................     1,702,000     1,301,000

Minority interest................................................     6,278,000     4,856,000

Stockholders' equity:
 Preferred stock, par value $0.001...............................         1,000         1,000
 Common stock, par value $0.001..................................        14,000        13,000
 Additional paid-in capital......................................   113,389,000    99,685,000
 Accumulated deficit.............................................   (10,025,000)   (9,481,000)
                                                                   ------------  ------------
  Total stockholders' equity.....................................   103,379,000    90,218,000
                                                                   ------------  ------------
                                                                   $259,215,000  $153,416,000
                                                                   ============  ============

   The accompanying notes are an integral part of these consolidated balance sheets.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                     1996           1995          1996           1995
                                                                  ----------     ---------     --------       --------
Revenues........................................................  $42,208,000   $27,449,000  $77,440,000   $46,101,000
Direct costs....................................................   30,489,000    19,978,000   57,199,000    34,719,000
                                                                  -----------   -----------  -----------   -----------
Gross profit....................................................   11,719,000     7,471,000   20,241,000    11,382,000
Selling, general and administrative.............................    4,317,000     3,513,000    8,161,000     6,274,000
Depreciation and amortization...................................    1,414,000       924,000    2,649,000     1,664,000
Merger costs....................................................    2,901,000         --       2,901,000        --
Restructuring charge............................................      --              --          --         1,086,000
                                                                  -----------   -----------  -----------   -----------
Operating income................................................    3,087,000     3,034,000    6,530,000     2,358,000
Interest and other investment income............................    1,236,000       198,000    1,624,000       343,000
Interest expense................................................    2,118,000       745,000    3,019,000     1,482,000
                                                                  -----------   -----------  -----------   -----------
Income before minority interest and provision for income taxes..    2,205,000     2,487,000    5,135,000     1,219,000
Minority interest in income of subsidiaries.....................    1,938,000     1,160,000    3,309,000     1,191,000
                                                                  -----------   -----------  -----------   -----------
Income before provision for income taxes........................      267,000     1,327,000    1,826,000        28,000
Provision for income taxes......................................    1,571,000       760,000    2,370,000       497,000
                                                                  -----------   -----------  -----------   -----------
Net (loss) income...............................................  $(1,304,000)  $   567,000  $  (544,000)  $  (469,000)
                                                                  ===========   ===========  ===========   ===========

(Loss) earnings per share.......................................       $(0.09)        $0.05       $(0.04)       $(0.06)
                                                                  ===========   ===========  ===========   ===========
Weighted average common equivalent shares used
  for computing (loss) earnings per share.......................   14,163,000    10,514,000   13,697,000     8,091,000
                                                                  ===========    ==========   ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                               1996           1995
                                                                           -------------  -------------
Cash flows from operating activities:
 Net loss..............................................................  $   (544,000)  $   (469,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization.....................................     2,649,000      1,664,000
     Gain on sale of land and building.................................         --           (19,000)
     Amortization of debt discount.....................................       143,000          8,000
     Minority interest in income of subsidiaries.......................     3,309,000        738,000
     Issuance of common stock in settlement of employment obligations..     1,163,000         --
     Increase in other assets, net.....................................      (355,000)       (92,000)
     Decrease in deferred income taxes.................................       267,000        156,000
     Increase in accounts receivable, net..............................    (1,621,000)    (2,354,000)
     Increase in inventory, prepaid expenses and other.................       (39,000)    (1,993,000)
     Decrease in prepaid income taxes..................................         2,000        518,000
     Increase in accounts payable and accrued liabilities..............     1,231,000      4,549,000
     Payments to minority interest partners............................    (2,550,000)    (1,812,000)
                                                                         ------------   ------------
       Net cash provided by operating activities                            3,655,000        894,000
                                                                         ------------   ------------

Cash flows from investing activities:
 Property and equipment additions, net.................................    (2,842,000)      (759,000)
 Business acquisitions, net of cash acquired...........................   (17,215,000)    (2,872,000)
 Investments in marketable securities, held to maturity................   (58,141,000)        --
 Proceeds from sale of land and building...............................        --            600,000
                                                                         ------------   ------------
       Net cash used in investing activities                              (78,198,000)    (3,031,000)
                                                                         ------------   ------------

Cash flows from financing activities:
 Net proceeds from issuance of subordinated debentures.................    82,086,000         --
 Reduction of long-term obligations....................................    (5,016,000)    (3,039,000)
 Repayment of line of credit...........................................        --         (1,100,000)
 Payments received on notes receivable.................................        39,000        232,000
 Net proceeds from exercise of redeemable warrants.....................     6,450,000      5,618,000
 Proceeds from warrants issued in connection with
  the Vet Research joint venture.......................................     1,474,000         --
 Proceeds from sale of warrants........................................        --             58,000
 Proceeds from issuance of common stock under stock option plans.......       500,000        119,000
 Proceeds from issuance of common stock................................       207,000     10,130,000
 Capital contribution of minority interest partner.....................       990,000         --
                                                                         ------------   ------------
       Net cash provided by financing activities                           86,730,000     12,018,000
                                                                         ------------   ------------
 Increase in cash and equivalents......................................    12,187,000      9,881,000
 Cash and equivalents at beginning of period...........................    47,551,000      7,807,000
                                                                         ------------   ------------
 Cash and equivalents at end of period.................................   $59,738,000    $17,688,000
                                                                         ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                                  (continued)

                                                                                                   1996         1995
                                                                                                -----------  -----------
Supplemental disclosures of cash flow information
   Interest paid.........................................................................       $ 2,003,000  $ 1,397,000
   Taxes paid............................................................................         2,101,000      276,000

Supplemental schedule of non-cash investing and financing activities:
   In connection with acquisitions, assets acquired
     and liabilities assumed were as follows:
     Fair value of assets acquired.......................................................       $31,119,000  $17,459,000
     Less:  Consideration given
       Cash paid to sellers, net of cash acquired........................................        14,519,000    2,872,000
       Cash paid in settlement of assumed liabilities....................................         2,696,000       --
       Common stock issued...............................................................         3,868,000    4,630,000
                                                                                                -----------  -----------
     Liabilities assumed including notes payable issued, net of payments.................       $10,036,000  $ 9,957,000
                                                                                                ===========  ===========

     In connection with the formation of the joint venture and partnerships, assets and liabilities contributed by the partners were as follows:
       Assets............................................................................       $   317,000  $ 3,119,000
       Liabilities.......................................................................            --        1,063,000
                                                                                                -----------  -----------

       Non-cash capital contribution of minority interest partners.......................       $   317,000  $ 2,056,000
                                                                                                ===========  ===========


   Non-cash increase in long-term obligations due to purchase of property................       $   120,000  $   241,000
                                                                                                ===========  ===========

   Issuance of common stock in exchange for convertible debt.............................       $    29,000  $   254,000
                                                                                                ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

(1)  GENERAL

     The accompanying unaudited consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30,1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1996.

     In June 1996, the Company acquired all of the outstanding shares of Pets' Rx, Inc. ("Pets' Rx"). The business combination was treated for accounting purposes as a pooling of interests, and accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. The financial data presented below reflects the historical results of VCA and the historical results of Pets' Rx adjusted to conform to VCA's methods of accounting.

(In thousands)
                                         For the Three Months                     For the Six Months
                                         Ended June 30, 1996                      Ended June 30, 1996
                                    VCA    Pets' Rx (1)  Combined             VCA    Pets' Rx (1)  Combined
                                  -------  ------------  --------           -------  ------------  --------
     Revenue                      $38,587     $3,621     $42,208            $69,591     $7,849        $77,440
     Merger costs                   2,901        --        2,901              2,901        --           2,901
     Operating income (loss)        3,258       (171)      3,087              6,711       (181)         6,530
     Net (loss) income               (580)      (724)     (1,304)               432       (976)          (544)

                                          For the Three Months                     For the Six Months
                                         Ended June 30, 1995                      Ended June 30, 1995
                                    VCA      Pets' Rx    Combined             VCA      Pets' Rx    Combined
                                  -------  ------------  --------           -------  ------------  --------
     Revenue                      $23,279     $4,170     $27,449            $38,509     $7,592        $46,101
     Restructuring charge             --         --          --               1,086        --           1,086
     Operating income (loss)        3,109        (75)      3,034              2,634       (276)         2,358
     Net income (loss)                876       (309)        567                284       (753)          (469)

     (1) Reflects the historical results of Pets' Rx for the period indicated through June 19, 1996, the merger date.


(2)  RECLASSIFICATIONS

     Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

(3)  ACQUISITIONS

     On June 19, 1996, the Company completed the merger with Pets' Rx for 801,081 shares of VCA common stock. In addition, outstanding Pets' Rx warrants, options and convertible securities were converted into the right to purchase an additional 111,607 shares of VCA common stock. Pets' Rx owned 16 veterinary hospitals in the San Jose and Sacramento, California and the Las Vegas, Nevada markets. The Pets' Rx acquisition was accounted for as a pooling of interests.

     Also during the second quarter of 1996 the Company completed the acquisition of six veterinary hospitals and two veterinary diagnostic laboratories. In connection with the acquisitions which were accounted for as a purchase, VCA paid an aggregate consideration of $7,815,000 consisting of $4,644,000 in cash, $2,365,000 in debt and the assumption of liabilities totaling $806,000, including acquisition costs. In connection with the two hospital acquisitions which were treated as a pooling of interests, VCA issued 151,010 shares of VCA common stock.

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

(4)  MERGER COSTS

     During the quarter ended June 30, 1996, the Company recorded the estimated costs to complete the merger between VCA and Pets' Rx. The estimated costs include the following:

     Termination of employment agreements and severance                               $1,555,000
     Transaction costs including accounting, legal and investment advisor fees         1,346,000
                                                                                      ----------
                                                                                      $2,901,000
                                                                                      ==========

(5)  RESTRUCTURING CHARGE

     During the first quarter of 1995, the Company merged the operations of one of its laboratories (Cenvet) into the operations of Vet Research, Inc.'s operations to form Vet Research Laboratories, LLC. The combined operations were restructured to eliminate duplicate operating and overhead costs. The restructuring included the consolidation of facilities, staff reductions and the consolidation of ancillary operations. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease terminations and severance costs.

     The Company significantly expanded the number of animal hospitals that it owns with the merger with Pets' Rx on June 19, 1996 and the acquisition of The Pet Practice, Inc. ("Pet Practice") on July 19, 1996. Following these two major acquisitions, which more than doubled the number of hospitals, the Company is developing a plan to restructure its animal hospital operations. This restructuring plan is likely to be completed in the third or fourth quarter of 1996, at which time some facilities may be closed, sold or merged into other hospitals. In connection with this restructuring, the Company anticipates that it will record a restructuring charge in the quarter that the plan is completed.

(6)  INCOME TAXES

     The provision for income taxes is greater than the amount computed using the statutory rate due primarily to nondeductible amortization of intangible assets and to the nondeductibility of a significant portion of the merger costs.

(7)  LONG-TERM OBLIGATIONS

     On April 17, 1996, the Company received net proceeds of $82,086,000 from an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately
2.5 million shares of the Company's common stock at a rate of $34.35 per share. Under the terms of the agreement the debentures and common stock issuable upon conversion will be registered under the United States Securities Act of 1933 by October 12, 1996.

(8)  NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The impact of adoption of this statement was immaterial to the financial statements.

(9)  SUBSEQUENT EVENTS

     On July 19, 1996, the Company completed the acquisition of Pet Practice for approximately 3,519,100 shares of VCA common stock. VCA currently operates 76 veterinary hospitals in eleven states which were previously operated by Pet Practice.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reports its operations in three business lines -- Animal Hospital, Laboratory and Premium Pet Food. Animal Hospital operations include the operations of the Company's veterinary hospitals. Laboratory operations include the Company's veterinary diagnostic laboratories. Premium Pet Food includes the operations of the Vet's Choice joint venture. With the launch of Select Balance, its first product line, Vet's Choice commenced generating revenues in March 1994. A portion of the Company's operations, including Vet's Choice, Vet Research Laboratories, LLC and selected animal hospitals, are operated as joint ventures in which VCA owns a majority interest. The results of operations of the Company include the results of operations of the joint ventures on a consolidated basis. The Company acquired the remaining 30 percent interest in Professional Animal Laboratory ("PAL") effective July 1, 1995.
Prior to that date, it was operated as a joint venture.

RECENT DEVELOPMENTS

Recent Acquisitions

     Since January 1, 1996 through August 13, 1996, VCA has acquired 14 animal hospitals in the states of Illinois, Virginia, Nevada, Maryland, Massachusetts, Pennsylvania, Florida, Hawaii and California. In addition, VCA has acquired four veterinary laboratories, one of which was Southwest Veterinary Diagnostics, Inc. ("Southwest"), a veterinary diagnostic laboratory located in Phoenix, Arizona.

     The acquisition of Southwest, which services more than 2,500 veterinary hospitals in the states of Arizona, California, New Mexico, Texas, Kansas, Nebraska and Missouri, and other portions of the Midwest, expands the customer base of VCA's laboratory division, providing VCA with the opportunity to serve over 8,000 veterinary hospitals daily.

Pets' Rx, Inc.

     On June 19, 1996, VCA completed the acquisition of Pets' Rx, Inc. ("Pets' Rx") for 801,081 shares of VCA common stock. In addition, outstanding Pets' Rx warrants, options and convertible securities were converted into the right to acquire an additional 111,607 shares of VCA common stock. Pets' Rx was the owner of 16 veterinary hospitals in the San Jose and Sacramento, California and Las Vegas, Nevada markets. The acquisition of Pets' Rx was accounted for as a pooling of interests and therefore the accompanying financial information reflects the combined results of the pooled business.

The Pet Practice, Inc.

     On July 19, 1996, VCA completed the acquisition of The Pet Practice, Inc. ("Pet Practice") for approximately 3,519,100 shares of VCA common stock. In addition, outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase.

Debt Offering

     On April 17, 1996, VCA issued $84.4 million of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately 2.5 million shares of VCA common stock at a rate of $34.35 per share. The proceeds of this offering are intended to be used to repay long-term debt and for general corporate purposes.

ANTICIPATED EFFECTS OF ACQUISITIONS

     VCA has acquired Pets' Rx and Pet Practice with the expectation that the transactions will result in beneficial synergies for the combined business. These include the potential to realize improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing customers with improved services.

     Achieving these anticipated business benefits will depend in part on whether the operations of Pets' Rx and Pet Practice can be integrated with the operations of VCA in an efficient, effective and timely manner. There can be no assurance that this will occur. The combination of the companies will require, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' development teams and the identification and elimination of redundant overhead and poor-performing hospitals. The success of this process will be significantly influenced by the ability of the combined business to retain key management and marketing and development personnel. There is no assurance that this integration will be accomplished smoothly or successfully or that VCA will be successful in retaining key members of management. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of operations of the companies following the mergers will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the combined business. The inability of management to integrate successfully the operations of the companies could have an adverse effect on the business and results of the combined business. In addition, even if the operations of the three companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the business, results of operations and financial condition of VCA.

     The Pets' Rx acquisition was accounted for under the pooling of interests method of accounting. Under the pooling rules, the historical financial results of VCA have been restated to reflect the combination, together with certain adjustments. Further, under the pooling rules, the costs incurred by VCA and Pets' Rx in consummating the merger have been expensed during the second quarter.

     The Pet Practice acquisition was accounted for as a purchase. Since it occurred after the close of the second quarter, the effects of the Pet Practice acquisition have not been reflected in the financial statements included in this report. Under the purchase rules, the Pet Practice acquisition will result in a significant increase in the goodwill and other intangibles recorded on VCA's balance sheet. As a result, VCA expects that its amortization expense will significantly increase over historical levels.

     VCA has implemented a plan with respect to the integration of the businesses of Pets' Rx and Pet Practice into VCA's existing operations. It is anticipated that a significant restructuring of the combined operations will be required as a result of the acquisitions, including the sale, closure or merger of some of the hospitals acquired. As a consequence of this restructuring and the consummation of the mergers, VCA anticipates incurring one-time restructuring and related charges in the third or fourth quarter of 1996. The magnitude of these charges has not been quantified at this time.

RESULTS OF OPERATIONS

     Three months and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995.

Revenues

     The following table summarizes the Company's revenues for each of the three and six month periods ended June 30:

                                  Three Months Ended                  Six Months Ended
                                       June 30,                            June 30,
                                 1996             1995             1996             1995
                             -----------      -----------      -----------      -----------
     Animal Hospital          $25,455,000     $15,791,000      $47,514,000      $28,363,000
     Laboratory                15,432,000      10,948,000       27,488,000       16,765,000
     Premium Pet Food           2,120,000       1,090,000        3,970,000        1,631,000
     Intercompany Sales          (799,000)       (380,000)      (1,532,000)        (658,000)
                              -----------      -----------      -----------      -----------
                              $42,208,000     $27,449,000      $77,440,000      $46,101,000
                              ===========      ===========      ===========      ===========

     Revenues for the Animal Hospital operations increased 67.5% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The increase in the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995 was 61.2%. This growth was primarily the result of growth in the number of facilities owned and operated by the Company. The results for 1996 include the results of 23 veterinary hospitals acquired from July 1, 1995 to March 31, 1996, and the results, from the date of acquisition, for an additional six veterinary hospitals acquired during the second quarter of 1996. The increase in revenues resulting from changes in volume or prices at existing facilities was approximately 6.9% and 4.9% in the six months and quarter ended June 30, 1996, respectively.

     Revenues of the Laboratory operations increased 64.0% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The increase in the three months ended June 30, 1996 compared to June 30, 1995 was 41.0%. This increase was primarily due to the acquisition of five veterinary diagnostic laboratories since June 30, 1995, and in the six month period, the inclusion of a full six months of Vet Research operations which was acquired in March 1995.

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

Gross Profit

     Gross profit for each of the three and six month periods ended June 30, is comprised of the following:

                                  Three Months Ended                  Six Months Ended
                                       June 30,                            June 30,
                                 1996             1995             1996             1995
                             -----------      -----------      -----------      -----------
     Animal Hospital         $ 4,488,000       $2,904,000      $ 7,650,000      $ 4,882,000
     Laboratory                6,429,000        4,193,000       11,099,000        5,940,000
     Premium Pet Food            802,000          374,000        1,492,000          560,000
                              -----------      -----------      -----------      -----------
                             $11,719,000       $7,471,000      $20,241,000      $11,382,000
                              ===========      ===========      ===========      ===========

     Gross profit of the Animal Hospital operations represents the contribution from the hospital operations and is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs and medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 56.7% from the six months ended June 30, 1995 compared to the six months ended June 30, 1996, representing 17.2% and 16.1% of Animal Hospital revenues in 1995 and 1996, respectively. The decrease in gross profit as a percentage of revenues from 1995 to 1996 was primarily attributable to increased supply costs. Animal Hospital gross profit increased 54.5% from the three months ended June 30, 1995 compared to the three months ended June 30, 1996, representing 18.4% and 17.6% of Animal Hospital revenues in 1995 and 1996, respectively. The gross profit margins as reported in the Company's restated financial statements are less than historically reported due to the acquisition of Pets' Rx. Animal Hospital gross profit margins, after excluding the effect of Pets' Rx hospitals, increased from 18.4% in the second quarter of 1995 to 19.1% in the second quarter of 1996.

     The Company anticipates achieving cost savings through the implementation of its hospital operating plan and purchasing program at the newly acquired facilities with the objective of improving the newly acquired entities' gross profit margins to those achieved by previously owned VCA hospitals.

     Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services at the laboratory, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. As a percentage of revenues, Laboratory gross profit was 35.4% and 40.4% of revenues in the six months ended June 30, 1995 and 1996, respectively. The increase in gross profit as a percentage of revenue from 1995 to 1996 was primarily attributable to the inclusion of a full six months of Vet Research operations in 1996. As a percentage of revenues, Laboratory gross profit was 38.3% and 41.7% for the three months ended June 30, 1995 and 1996, respectively.

     Gross profit of Premium Pet Food is comprised of revenues less cost of goods sold, including warehousing, freight and distribution costs. Gross profit as a percentage of revenues for the six months ended June 30, 1995 and 1996 was 34.3% and 37.6%, respectively. As a percentage of revenue, Premium Pet Food gross profit was 34.3% and 37.8% for the three months ended June 30, 1995 and 1996, respectively.

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

     Selling, general and administrative expense for each of the three and six month periods ended June 30, is comprised of the following:

                                     Three Months Ended                Six Months Ended
                                            June 30,                       June 30,
                                     1996            1995           1996            1995
                                 ----------      ----------      ----------      ----------
     VCA Corporate               $2,139,000      $1,508,000      $3,948,000      $2,834,000
     Laboratory                     980,000         865,000       1,895,000       1,365,000
     Premium Pet Food             1,198,000       1,140,000       2,318,000       2,075,000
                                 ----------      ----------      ----------      ----------
                                 $4,317,000      $3,513,000      $8,161,000      $6,274,000
                                 ==========      ==========      ==========      ==========

     VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues, was 9.3% and 7.8% for the six months ended June 30, 1995 and 1996, respectively. For the three months ended June 30, 1995 and 1996, VCA Corporate and Laboratory, selling, general and administrative expense as a percentage of Animal Hospital and Laboratory revenues was 8.9% and 7.6%, respectively. The decrease from 1995 to 1996 was primarily attributable to spreading the expenses over a larger revenue base.

     The Company anticipates that it will recognize significant savings in VCA Corporate selling, general and administrative expenses through the elimination of duplicate overhead at Pets' Rx.

     Premium Pet Food selling, general and administrative expense as a percentage of Premium Pet Food revenues was 127.2% and 58.4% for the six months ended June 30, 1995 and 1996, respectively. The decrease as a percentage of revenue was primarily attributable to spreading the expenses over a larger revenue base.

Depreciation and Amortization

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased from $1,664,000 for the six months ended June 30, 1995 to $2,649,000 for the six months ended June 30, 1996. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years. The increase in depreciation and amortization expense is primarily due to the acquisition of hospitals and laboratories.

Restructuring Charge

     The operations of Cenvet (acquired January 1, 1995) were merged into Vet Research Inc.'s operations to form Vet Research Laboratories, LLC. The combined operations were restructured to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs.

Merger Costs

     In connection with the Pets' Rx merger, the Company recorded the estimated costs to complete the transaction. The costs, amounting to $2,901,000 primarily include legal, accounting, investment advisor, termination of employment agreements and severance costs.

Net (Loss) Income

     During the second quarter of 1996, VCA completed the merger with Pets' Rx which was treated as a pooling of interests. As such, the historical results of VCA have been restated to reflect the results of Pets' Rx for the periods presented. Also in connection with the merger, VCA incurred costs to complete the transaction.

     Net (loss) income for the three and six month periods ended June 30, is comprised of the following:

                                     Three Months               Six Months
                                    Ended June 30,             Ended June 30,
                                 1996            1995         1996         1995
                              -----------     ---------    -----------  ----------
     VCA                      $ 2,215,000     $876,000     $3,227,000    $946,000
     Pets' Rx (1)                (724,000)    (309,000)      (976,000)   (753,000)
     Merger costs              (2,795,000)      --         (2,795,000)     --
     Restructuring costs           --           --             --        (662,000)
                              -----------     --------     -----------   ---------
                              $(1,304,000)    $567,000     $ (544,000)  $(469,000)
                              ===========     ========     ===========   =========

     (1) Reflects the historical results of Pets' Rx for the period indicated through June 19, 1996, the merger date.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the six months ended June 30, 1996 was $3,655,000. The Company's operating cash flow was adversely impacted by Vet's Choice, which had a net outflow from operations during the quarter of $717,000. Excluding Vet's Choice, cash provided by operations was $4,372,000. The Company used cash, net of cash acquired, of $17,215,000, to purchase thirteen veterinary hospitals and three veterinary diagnostic laboratories. The Company used cash of $5,016,000 to retire long-term obligations.

     Of its cash and equivalents on hand at June 30, 1996, $2,463,000 was restricted for use by Vet's Choice. In 1996, Vet's Choice used $1,444,000 of cash, primarily for operating expenses and increases in inventory.

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

     During the second quarter of 1996, the Company received net proceeds of $82,086,000 related to the sale, in an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately 2.5 million shares of the Company's common stock at a rate of $34.35 per share.

     The Company used $58,141,000 to purchase marketable securities to be held to maturity.

     The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of veterinary hospitals and veterinary diagnostic laboratories for cash, stock and notes payable.

     The Company intends to fund its future cash requirements primarily from cash on hand, internally generated funds and the net proceeds from the exercise of its warrants (which, if all were exercised, would generate approximately $9.1 million of cash). The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months.

RISK FACTORS

Rapid Expansion and Management of Growth

     Due to the number and size of acquisitions completed since January 1, 1994, the Company has experienced rapid growth. In 1994, the Company completed six acquisitions (five animal hospitals and one veterinary diagnostic laboratory) and in 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). In 1996, the Company completed the acquisition of Pet Practice, Pets' Rx, 14 animal hospitals and four veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $25.3 million in 1993 to $42.2 million in 1994, to $92.1 million in 1995 and to unaudited proforma 1995 revenue of approximately $220 million. In addition, during this period, the Company entered two new lines of business, veterinary diagnostic laboratories and premium pet food.

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

Leverage

     The Company has incurred substantial indebtedness to finance the acquisition of its animal hospitals and veterinary diagnostic laboratories. Giving effect to debt incurred in acquisitions subsequent to June 30, 1996 through August 13, 1996, the Company had at June 30,1996, consolidated long-term obligations (including current portion) of approximately $152 million. At December 31, 1995 and June 30, 1996, the Company's ratio of long-term debt to total stockholders' equity was 49.0% and 128.6%, respectively. As of June 30, 1996, after giving effect to the acquisitions subsequent to June 30, 1996, the ratio of long-term debt to total stockholders' equity will be 88.9%. The Company expects to incur additional indebtedness in the future to continue its acquisition strategy.

Risks Associated with Intangible Assets

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At June 30, 1996, the Company's balance sheet reflected $96.2 million of intangible assets of these types, a substantial portion of the Company's $259.2 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

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

Guaranteed Payments

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement

Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within six months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 15 consecutive days, depending on the terms of the agreement. There are 177,810 Guarantee Shares outstanding at June 30, 1996 with Issue Prices ranging from $11.70 to $17.49 that have not met their respective Release Prices for the specified period or have not been delivered due to escrow arrangements. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

     In connection with the Pet Practice acquisition, VCA has assumed the Guarantee Rights issued by Pet Practice (which generally operate similarly to the Guarantee Rights issued by VCA, except that there is no provision for a release of the Guarantee Right). In connection with the Pet Practice Guarantee Rights, 61,933 shares of VCA common stock will have guaranteed values ranging from $24.53 to $25.76 per share.

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

Dependence on Key Management

     The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. VCA has an employment contract with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer of VCA, and Mr. Neil Tauber, Senior Vice President of VCA, each of which expires in December 1998. VCA has no other written employment agreements with its executive officers. None of VCA's officers are parties to noncompetition covenants which extend beyond the term of their employment with VCA. VCA maintains "key man" life insurance on Mr. Robert Antin in the amount of $3.0 million, of which VCA is the sole beneficiary. VCA does not maintain any insurance on the lives of its other senior management. As VCA continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that VCA will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of VCA's acquisitions may depend on VCA's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a material adverse effect upon VCA's business.

Joint Ventures

     The Company conducts a portion of its veterinary diagnostic laboratory business through a joint venture with Vet Research, Inc. ("VRI"), and conducts its pet food business through a joint venture with Heinz Pet Products, an affiliate of H.J. Heinz Company. The Company has an option in January 1997 to acquire the remaining 49 percent interest in the laboratory joint venture for $18.6 million in cash plus an additional amount based upon the earnings of the joint venture to be paid over six years. Based on current information available to it, the Company expects to exercise its purchase option in January 1997. If for any reason the Company does not exercise the option, VRI has the option to purchase from the Company its entire 51 percent interest for $3.5 million. On the earlier of a change in control of the Company or January 1, 2000, Heinz Pet Products has the option to purchase all of the Company's interest in the Vet's Choice joint venture at a purchase price equal to the fair market value of such interest. The acquisition of Pet Practice does not result in a change in control for purposes of the Vet's Choice joint venture. There can be no assurance that the Company will not have to sell these joint venture interests.

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

Impact of Shares Eligible for Future Sale

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of August 13, 1996, the Company had 15,879,530 shares of common stock outstanding, most of which are either freely tradeable in the public market without restriction or tradeable in accordance with Rule 144 under the Act. There are also 2,057,736 shares which the Company is obligated to issue in connection with the Pets' Rx merger and certain acquisitions; 583,333 shares issuable upon conversion of outstanding preferred stock; 1,549,822 shares of the Company's common stock issuable upon exercise of outstanding stock options; 1,222,177 shares of the Company's common stock issuable upon exercise of outstanding warrants; 51,256 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------

          Exhibit 11.  Computation of Per Share (Loss) Earnings

     (b)  Form 8-K.
          --------

          Report on Form 8-K dated March 15, 1996 (as amended April 12, 1996 and April 18, 1996)

          Report on Form 8-K dated April 4, 1996

          Report on Form 8-K dated April 12, 1996

          Report on Form 8-K dated April 17, 1996

          Report on Form 8-K dated July 5, 1996 (as amended July 17, 1996)

          Report on Form 8-K dated August 1, 1996

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VETERINARY CENTERS OF AMERICA, INC.



Date:  August 15, 1996               /s/ Tomas W. Fuller
                                     ------------------------
                                     Tomas W. Fuller
                                     Chief Financial Officer

                                 EXHIBIT INDEX


ITEM           EXHIBIT
- ----           -------

11        Computation of Per Share (Loss) Earnings

EX-27     Financial Data Schedule