Form 10-Q
period 1996-09-30
VETERINARY CENTERS OF AMERICA INC
filed 1996-11-19
CIK 817366

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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

                 YES [X]                    NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 18,391,955 shares as of November 15, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                                                September 30,   December 31,
                                                                                    1996            1995
                                                                                -------------   ------------
Current assets:
 Cash and equivalents........................................................    $ 46,223,000   $ 47,551,000
 Marketable securities held to maturity......................................      66,534,000            --
 Accounts receivable, less allowance for uncollectible accounts..............      10,204,000      6,508,000
 Inventory, prepaid expenses and other.......................................       8,394,000      3,984,000
 Deferred income taxes.......................................................       3,098,000      1,175,000
 Prepaid income taxes........................................................             --         494,000
                                                                                 ------------   ------------
  Total current assets.......................................................     134,453,000     59,712,000

Property, plant and equipment, net...........................................      34,402,000     17,695,000

Other assets:
 Goodwill, net...............................................................     169,378,000     66,943,000
 Covenants not to compete, net...............................................       5,216,000      5,210,000
 Building purchase options...................................................         887,000      1,087,000
 Notes receivable............................................................       1,499,000        978,000
 Deferred costs and other....................................................       3,844,000      1,791,000
                                                                                 ------------   ------------
                                                                                 $349,679,000   $153,416,000
                                                                                 ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term obligations....................................    $ 12,729,000   $  7,421,000
 Accounts payable............................................................      11,079,000      5,930,000
 Accrued payroll and taxes...................................................       6,611,000      2,749,000
 Income taxes payable........................................................         280,000            --
 Accrued restructuring.......................................................       8,527,000        849,000
 Accrued interest............................................................       2,369,000        149,000
 Other accrued liabilities...................................................       7,323,000      3,165,000
                                                                                 ------------   ------------
  Total current liabilities..................................................      48,918,000     20,263,000

Long-term obligations, less current portion..................................     135,589,000     36,778,000

Deferred income taxes........................................................         176,000      1,301,000

Minority interest............................................................       6,527,000      4,856,000

Stockholders' equity:
 Preferred stock, par value $0.001...........................................           1,000          1,000
 Common stock, par value $0.001..............................................          18,000         13,000
 Additional paid-in capital..................................................     179,945,000     99,685,000
 Accumulated deficit.........................................................     (21,495,000)    (9,481,000)
                                                                                 ------------   ------------
  Total stockholders' equity.................................................     158,469,000     90,218,000
                                                                                 ------------   ------------
                                                                                 $349,679,000   $153,416,000
                                                                                 ============   ============


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                           1996           1995           1996            1995
                                                                       ------------    -----------   -------------   ------------
Revenues............................................................   $ 52,399,000    $31,015,000    $129,839,000    $77,116,000
Direct costs........................................................     39,817,000     22,668,000      97,016,000     57,387,000
                                                                       ------------    -----------    ------------    -----------
Gross profit........................................................     12,582,000      8,347,000      32,823,000     19,729,000
Selling, general and administrative.................................      5,204,000      3,451,000      13,365,000      9,725,000
Depreciation and amortization.......................................      2,335,000      1,103,000       4,984,000      2,767,000
Merger costs........................................................             --             --       2,901,000             --
Restructuring and asset writedown...................................     12,362,000             --      12,362,000      1,086,000
                                                                       ------------    -----------    ------------    -----------
Operating (loss) income.............................................     (7,319,000)     3,793,000        (789,000)     6,151,000
Interest and other investment income................................      1,391,000        157,000       3,015,000        500,000
Interest expense....................................................      2,476,000        851,000       5,495,000      2,333,000
                                                                       ------------    -----------    ------------    -----------
(Loss) income before minority interest and provision for
 income taxes.......................................................     (8,404,000)     3,099,000      (3,269,000)     4,318,000
Minority interest in income of subsidiaries.........................      1,729,000        891,000       5,038,000      2,082,000
                                                                       ------------    -----------    ------------    -----------
(Loss) income before provision for income taxes.....................    (10,133,000)     2,208,000      (8,307,000)     2,236,000
Provision for income taxes..........................................      1,336,000      1,176,000       3,706,000      1,673,000
                                                                       ------------    -----------    ------------    -----------
Net (loss) income...................................................   $(11,469,000)   $ 1,032,000    $(12,013,000)   $   563,000
                                                                       ============    ===========    ============    ===========

(Loss) earnings per share...........................................         $(0.66)         $0.09          $(0.81)         $0.05
                                                                       ============    ===========    ============    ===========
Weighted average common equivalent shares used
  for computing (loss) earnings per share...........................     17,250,000     11,786,000      14,890,000     10,713,000
                                                                       ============    ===========    ============    ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                               1996           1995
                                                                          -------------   ------------
Cash flows from operating activities:
 Net (loss) income.....................................................   $(12,013,000)   $    563,000
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization......................................      4,984,000       2,767,000
    Gain on sale of land and building..................................             --         (19,000)
    Amortization of debt discount and deferred financing costs.........        316,000          12,000
    Restructuring and asset writedown..................................     12,362,000       1,086,000
    Minority interest in income of subsidiaries........................      5,038,000       2,082,000
    Issuance of common stock in settlement of employment obligations...      1,163,000              --
    Increase in other assets, net......................................       (138,000)       (310,000)
    (Increase) decrease in deferred income taxes.......................       (223,000)        217,000
    Increase in accounts receivable, net...............................     (1,557,000)     (2,207,000)
    Increase in inventory, prepaid expenses and other..................        (89,000)     (2,050,000)
    Decrease in prepaid income taxes...................................        494,000         142,000
    Increase in income taxes payable...................................        280,000         321,000
    Increase in accrued interest.......................................      1,952,000          13,000
    Increase in accounts payable and accrued liabilities...............      1,536,000       2,589,000
    Payments to minority interest partners.............................     (4,007,000)     (1,892,000)
                                                                          ------------    ------------
      Net cash provided by operating activities........................     10,098,000       3,314,000
                                                                          ------------    ------------

Cash flows from investing activities:
 Property and equipment additions, net.................................     (4,660,000)     (1,600,000)
 Business acquisitions, net of cash acquired...........................    (24,606,000)     (8,022,000)
 Investments in marketable securities, held to maturity................    (66,534,000)             --
 Proceeds from the sale of businesses..................................        273,000              --
 Proceeds from sale of land and building...............................             --         600,000
                                                                          ------------    ------------
      Net cash used in investing activities............................    (95,527,000)     (9,022,000)
                                                                          ------------    ------------

Cash flows from financing activities:
 Net proceeds from issuance of subordinated debentures.................     82,086,000              --
 Reduction of long-term obligations....................................     (8,363,000)     (4,157,000)
 Repayment of line of credit...........................................             --      (1,100,000)
 Payments received on notes receivable.................................         71,000         263,000
 Payments on guaranteed purchase price contingently payable in cash
   or common stock.....................................................             --         (19,000)
 Net proceeds from exercise of redeemable warrants.....................      7,110,000       8,377,000
 Proceeds from warrants issued in connection with
   the Vet Research joint venture......................................      1,474,000              --
 Proceeds from sale of warrants........................................             --          62,000
 Proceeds from issuance of common stock under stock option plans.......        526,000         123,000
 Proceeds from issuance of common stock................................        207,000      10,130,000
 Capital contribution of minority interest partner.....................        990,000       1,000,000
                                                                          ------------    ------------
      Net cash provided by financing activities........................     84,101,000      14,679,000
                                                                          ------------    ------------
 (Decrease) increase in cash and equivalents...........................     (1,328,000)      8,971,000
 Cash and equivalents at beginning of period...........................     47,551,000       7,807,000
                                                                          ------------    ------------
 Cash and equivalents at end of period.................................   $ 46,223,000    $ 16,778,000
                                                                          ============    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                  (continued)


                                                                                    1996          1995
                                                                                ------------   -----------
Supplemental disclosures of cash flow information
  Interest paid...............................................................  $  3,275,000     2,209,000
  Taxes paid..................................................................     3,337,000       993,000

Supplemental schedule of non-cash investing and financing activities:
  In connection with acquisitions, assets acquired
    and liabilities assumed were as follows:
    Fair value of assets acquired.............................................  $134,056,000   $39,070,000
    Less:  Consideration given
      Cash paid to sellers, net of cash acquired..............................    18,416,000     8,022,000
      Cash paid in settlement of assumed liabilities..........................     6,190,000            --
      Common stock issued.....................................................    69,851,000    11,655,000
                                                                                ------------   -----------
    Liabilities assumed including notes payable issued, net of payments.......  $ 39,599,000   $19,393,000
                                                                                ============   ===========

    In connection with the formation of the joint venture and partnerships, assets and liabilities contributed by the partners were as follows:
       Assets.................................................................  $    295,000   $ 3,306,000
       Liabilities............................................................            --     1,063,000
                                                                                ------------   -----------

       Non-cash capital contribution of minority interest partners............  $    295,000   $ 2,243,000
                                                                                ============   ===========


  Non-cash increase in long-term obligations due to purchase of property......  $    120,000   $   163,000
                                                                                ============   ===========

  Issuance of common stock in exchange for convertible debt...................  $     29,000   $   254,000
                                                                                ============   ===========

  Conversion of accounts payable to notes payable.............................  $         --   $   381,000
                                                                                ============   ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)  GENERAL

     The accompanying unaudited consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30,1996 and 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1996.

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

(In thousands)



                                     For the Nine Months                       For the Nine Months
                                  Ended September 30, 1996                   Ended September 30, 1995
                                  VCA     PETS' RX (1)  COMBINED            VCA     PETS' RX    COMBINED
                                --------  ------------  --------          --------  ----------  --------
     Revenue                    $121,990     $7,849     $129,839           $65,426     $11,690    $77,116
     Restructuring and asset
        writedown                 12,362        --        12,362             1,086         --       1,086
     Merger costs                  2,901        --         2,901               --          --         --
     Operating (loss) income        (608)      (181)        (789)            6,501        (350)     6,151
     Net (loss) income           (11,037)      (976)     (12,013)            1,629      (1,066)       563

     (1) Reflects the historical results of Pets' Rx for the period indicated through June 19, 1996, the merger date.


(2) RECLASSIFICATIONS

    Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

(3) ACQUISITIONS

    On July 19, 1996, the Company completed the acquisition of The Pet Practice, Inc. ("Pet Practice") for a total consideration (including acquisition costs) of $97,442,000 consisting of 3,519,101 shares of VCA common stock, with a value at the date of acquisition of $65,983,000, and the assumption of liabilities totaling $31,459,000. In addition, outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase. Through November 15, 1996, the Company has sold, closed or merged 11 of the Pet Practice hospitals with annual revenues of approximately $4.0 million. The Company is continuing to evaluate the financial performance of the remaining Pet Practice animal hospitals and may close or sell additional facilities as the evaluation is completed. Any such closures effected through July 1997 will be reflected in the allocation of the Pet Practice purchase price and not as a charge against earnings.

    Also during the third quarter the Company completed the acquisition of a veterinary diagnostic laboratory and two animal hospitals for a total consideration (including acquisition costs) of $5,494,000 consisting of $5,299,000 in cash, $175,000 in debt and the assumption of liabilities totaling $20,000.

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

    Also during the second quarter of 1996 the Company completed the acquisition of six veterinary hospitals and two veterinary diagnostic laboratories. In connection with the acquisitions which were accounted for as a purchase, VCA paid an aggregate consideration of $7,816,000 consisting of $4,644,000 in cash, $2,365,000 in debt and the assumption of liabilities totaling $807,000, including acquisition costs. In connection with the two hospital acquisitions which were treated as a pooling of interests, VCA issued 151,010 shares of VCA common stock.

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

(4) MERGER COSTS

    During the quarter ended June 30, 1996, the Company recorded the costs to complete the merger between VCA and Pets' Rx. The costs incurred include the following:

    Termination of employment agreements and severance          $1,555,000
    Transaction costs including accounting, legal and
       investment advisor fees                                   1,346,000
                                                                ----------
                                                                $2,901,000
                                                                ==========

(5) RESTRUCTURING AND ASSET WRITEDOWN

    As a result of the acquisition of Pets' Rx, Pet Practice and Southwest Veterinary Diagnostic Laboratory, Inc., the Company conducted a complete review of its animal hospital and veterinary diagnostic laboratory operations during the third quarter ended September 30, 1996. As a result of this review, the Company determined to restructure its laboratory operations and close, merge or sell certain of its hospitals which do not meet new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations. Accordingly, the Company adopted a restructuring plan and recorded a restructuring and asset writedown charge of approximately $12.4 million.

    The major components of the restructuring plan include (1) the termination of leases, the writedown of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of five VCA animal hospitals, (2) the termination of contracts and leases, the writedown of certain real and personal property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations, (3) contract terminations and writedown of assets in connection with the move to common communications and computer systems, and (4) the closure, sale or consolidation of certain Pet Practice hospitals (which are reflected in goodwill and not as part of the restructuring and asset writedown charge).

    The restructuring plan is expected to be executed over the period from July 1996 through March 1997. As part of the restructuring, VCA has or will close, merge or sell five VCA animal hospitals and 11 Pet
Practice hospitals, with aggregate annual revenues of approximately $7.6 million. The Company is continuing to evaluate the financial performance of the Pet

Practice animal hospitals and may sell, close or merge additional facilities once this evaluation is complete. In connection with the closure of the five VCA animal hospitals, the Company has recognized writedowns of intangibles and property and equipment of $3.0 million, charges associated with the termination of leases in the amount of $1.4
million and severance costs of $307,000.    As indicated above, the
closures of the Pet Practice animal hospitals are reflected in the allocation of goodwill and do not result in a charge against earnings. The intended restructuring of the Company's laboratory operations has resulted in accruals of approximately $490,000 for contract and lease terminations, $265,000 in severance and other employee related costs and a writedown of fixed assets in the amount of $665,000. The charge to move the Company's communications and computer systems to common systems includes an accrual for contract terminations of $2.3 million and asset writedowns of $1.0 million.

    In addition to the foregoing, as part of the review of its animal hospital operations in light of the recent acquisition of Pets' Rx and Pet Practice, the Company has determined that goodwill and other intangible assets associated with three of its animal hospitals is impaired as the Company refocuses its efforts on more profitable operations. Accordingly, the Company has recorded a writedown of $2.9 million principally of goodwill and other intangible assets associated with these animal hospitals.

    Of the $12.4 million in restructuring and asset writedown charges incurred in the third quarter, $5.0 million represents cash charges and the remainder represents non-cash charges. Of the cash charges, an immaterial amount has been paid at September 30, 1996 and the remainder is expected to be paid over the next 60 months.

    The operations of Cenvet (acquired January 1, 1995) were merged into Vet Research Inc.'s operations to form Vet Research Laboratory, LLC. The combined operations were restructured to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs.

(6) INCOME TAXES

    The provision for income taxes is greater than the amount computed using the statutory rate due primarily to nondeductible amortization of intangible assets and to the nondeductibility of a significant portion of the merger costs and restructuring and asset writedown.

(7) LONG-TERM OBLIGATIONS

    On April 17, 1996, the Company received net proceeds of $82,086,000 from an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, will be convertible into approximately 2.5 million shares of the Company's common stock at a rate of $34.35 per share. Under the terms of the agreement, the debentures and common stock issuable upon conversion have been registered under the United States Securities Act of 1933.

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is a leading animal health care company with operations in three business lines: the Company owns, operates and manages animal hospitals; the Company owns and operates veterinary diagnostic laboratories; and the

Company, through a joint venture with Heinz Pet Products, markets and distributes premium pet foods. Over the past several years, the Company has issued common stock or notes or paid cash to acquire animal hospitals and veterinary diagnostic laboratories. The acquisition of individual animal hospitals is an integral part of the Company's business plan. In addition, the Company has recently completed two significant acquisitions which have more than doubled the Company's animal hospital operations. The Company has undertaken these transactions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines.

    On July 19, 1996, the Company completed the acquisition of The Pet Practice, Inc. ("Pet Practice") for a total consideration (including acquisition costs) of $97,442,000 consisting of 3,519,101 shares of VCA common stock, with a value at the date of acquisition of $65,983,000, and the assumption of liabilities totaling $31,459,000. In addition, outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase.

    On June 19, 1996, the Company completed the merger with Pets' Rx for 801,081 shares of VCA common stock. In addition, outstanding Pets' Rx warrants, options and convertible securities were converted into the right to purchase an additional 111,607 shares of VCA common stock. Pets' Rx owned 16 veterinary hospitals in the San Jose and Sacramento, California and the Las Vegas, Nevada markets. The acquisition of Pets' Rx was accounted for as a pooling of interests and therefore the accompanying financial information for all periods presented herein has been restated to reflect the combination of VCA and Pets' Rx.

    On March 6, 1996, VCA completed the acquisition of Southwest
Veterinary Diagnostics Laboratory, Inc., a veterinary laboratory which services veterinary hospitals in the states of Arizona, California, New Mexico, Texas, Kansas, Nebraska and Missouri, and other portions of the Midwest. The acquisition was accounted for as a purchase.

    In addition, from January 1, 1996 through September 30, 1996, VCA has acquired 14 animal hospitals in the states of Illinois, Virginia, Nevada, Maryland, Massachusetts, Pennsylvania, Florida, Hawaii and California, and three veterinary laboratories. Subsequent to the end of the quarter, the Company acquired two additional animal hospitals and entered into management service agreements and acquired the non-medical assets of four animal hospitals in Texas.

    The Company will continue to look for acquisitions or strategic alliances which it believes complement its overall business strategy.

RESULTS OF OPERATIONS

    REVENUES

    The following table summarizes the Company's revenues for each of the three and nine month periods ended September 30:


                                Three Months Ended                 Nine Months Ended
                                   September 30,                     September 30,
                               1996            1995              1996            1995
                          -------------   -------------     -------------   -------------
     Animal Hospital        $36,733,000     $19,294,000      $ 84,247,000     $47,657,000
     Laboratory              14,775,000      10,720,000        42,263,000      27,485,000
     Premium Pet Food         2,151,000       1,476,000         6,121,000       3,107,000
     Intercompany Sales      (1,260,000)       (475,000)       (2,792,000)     (1,133,000)
                          -------------   -------------     -------------   -------------
                            $52,399,000     $31,015,000      $129,839,000     $77,116,000
                          =============   =============     =============   =============


     Revenues for the Animal Hospital operations increased 76.8% for the nine months ended September 30, 1996 compared to the nine months ended
September 30, 1995.   The increase in the three-month period ended
September 30, 1996 compared to the three-month period ended September 30, 1995 was 90.4%. This growth was primarily the result of growth in the number of facilities owned and operated by the Company. The results for 1996 include the results of over 100 veterinary hospitals acquired subsequent to September 30, 1995. The increase in revenues resulting from changes in volume or prices at facilities existing at September 30, 1995 was approximately 5.4% and 1.0% in the nine months and the three months ended September 30, 1996, respectively.

     Revenues for the Laboratory operations increased 53.8% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase in the three months ended September 30, 1996 compared to September 30, 1995 was 37.8%. This increase was primarily due to the acquisition of four veterinary diagnostic laboratories since September 30, 1995, and in the nine-month period, the inclusion of a full nine months of Vet Research operations which was acquired in March 1995.

     Vet's Choice began generating revenues in March 1994 when it commenced commercial distribution of Select Balance through VCA's network of owned animal hospitals. Distribution was expanded nationally to independent veterinary hospitals in selected regional markets beginning in the second quarter of 1994. In April 1995, Vet's Choice commenced distributing its second product line, Select Care, a complete line of therapeutic diets. Distribution through premium pet food stores is planned for the future.

GROSS PROFIT

     Gross profit for each of the three and nine month periods ended September 30, is comprised of the following:


                                Three Months Ended              Nine Months Ended
                                   September 30,                   September 30,
                               1996            1995              1996            1995
                          -------------   -------------     -------------   -------------
     Animal Hospital        $ 6,737,000      $3,885,000       $14,387,000    $  8,767,000
     Laboratory               4,934,000       3,968,000        16,033,000       9,908,000
     Premium Pet Food           911,000         494,000         2,403,000       1,054,000
                          -------------   -------------     -------------   -------------
                            $12,582,000      $8,347,000       $32,823,000     $19,729,000
                          =============   =============     =============   =============


     Gross profit for the Animal Hospital operations represents the contribution from the hospital operations and is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs and medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 64.1% in the 1996 nine-month period when compared to the 1995 nine-month period, representing 17.1% and 18.4% of Animal Hospital revenues in 1996 and 1995, respectively. Animal Hospital gross profit increased 73.4% in the 1996 three-month period when compared to the 1995 three-month period, representing 18.3% and 20.1% of Animal Hospital revenues in 1996 and 1995, respectively. The decrease in gross profit as a percentage of revenues from 1995 to 1996, in the three-month and the nine-month periods, was attributable to a decrease in gross profit margins at the Company's existing hospitals and to lower gross profit margins at the newly acquired hospitals. For the nine-month period ended September 30, hospital gross profit margins at existing hospitals decreased to 18.3% in 1996 from 19.0% in 1995 due to a 5.4% increase in revenues and a 6.3% increase in expenses (including a 7.2% increase in labor costs and an 8.8% increase in supply costs). Gross profit margins at newly acquired hospitals were 16.5%. For the quarter ended September 30, gross profit margins decreased to 19.1% in 1996 from 20.3% in 1995 due to a 1.0% increase in revenues and a 2.6% increase in expenses (including a 3.4% increase in labor costs). Gross profit margins at newly acquired hospitals were 17.9% for the quarter.

     The Company continues to take actions designed to improve gross margins at the newly acquired hospitals. However, there can be no assurance that the Company will be successful in its efforts to improve gross profit margins at these facilities.

     Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services at the laboratory, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs.
Laboratory gross profit increased 61.8% for the 1996 nine-month period compared to the 1995 nine-month period, representing 37.9% and 36.0% of laboratory revenues in 1996 and 1995, respectively. For the quarter ended September 30, 1996 laboratory gross profit increased 24.3% for the 1996 three-month period compared to the 1995 three month period, representing 33.4% and 37.0% of laboratory revenues in 1996 and 1995, respectively. The decrease in gross profit as a percentage of revenue for the three months ended September 30, 1996 from the comparable 1995 period, was attributable to difficulties with the assimilation of the 1996 laboratory acquisitions primarily on the West Coast, an increase in printing costs associated with the Laboratory's change of name, the effect of promotional pricing programs and the addition of operating personnel.

     Gross profit of Premium Pet Food is comprised of revenues less cost of goods sold, including warehousing, freight and distribution costs. Gross profit as a percentage of revenues for the nine months ended September 30, 1996 and 1995 was 39.3% and 33.9%, respectively. As a percentage of revenue, Premium Pet Food gross profit was 42.4% and 33.5% for the three months ended September 30, 1996 and 1995, respectively.

     The Laboratory and Premium Pet Food operations are expected to continue to carry gross profit margins that are higher than the Animal Hospital operations. Consequently, historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     VCA Corporate selling, general and administrative expenses consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense and rent and occupancy costs.

     Selling, general and administrative expense for each of the three and nine month periods ended September 30, is comprised of the following:


                                Three Months Ended                 Nine Months Ended
                                   September 30,                      September 30,
                               1996            1995              1996            1995
                          -------------   -------------     -------------   -------------
     VCA Corporate           $2,918,000      $1,622,000       $ 6,866,000      $4,456,000
     Laboratory               1,121,000         792,000         3,016,000       2,157,000
     Premium Pet Food         1,165,000       1,037,000         3,483,000       3,112,000
                          -------------   -------------     -------------   -------------
                             $5,204,000      $3,451,000       $13,365,000      $9,725,000
                          =============   =============     =============   =============


     VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues, was 7.8% and 8.8% for the nine months ended September 30, 1996 and 1995, respectively. For the three months ended September 30, 1996 and 1995, VCA Corporate and Laboratory, selling, general and administrative expense as a percentage of Animal Hospital and Laboratory revenues was 7.8% and 8.0%, respectively. The decrease from 1995 to 1996 was primarily attributable to spreading the expenses over a larger revenue base.

     Premium Pet Food selling, general and administrative expense as a percentage of Premium Pet Food revenues was 56.9% and 100.2% for the nine months ended September 30, 1996 and 1995, respectively. The decrease as a percentage of revenue was primarily attributable to spreading the expenses over a larger revenue base.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $4,984,000 for the nine months ended September 30, 1996 from $2,767,000 for the nine months ended September 30, 1995. For the three-month period, depreciation and amortization expense increased to $2,335,000 for the 1996 period from $1,103,000 for the 1995 period. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories. Because of the timing of the Company's acquisitions in 1996, neither the nine-month nor the three-month 1996 periods reflect the full impact of the Company's 1996 acquisition activity. Consequently, depreciation and amortization expense during future periods is expected to be significantly higher than that reported in the nine and three months ended September 30, 1996. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

RESTRUCTURING AND ASSET WRITEDOWN

     As a result of the acquisition of Pets' Rx, Pet Practice and Southwest Veterinary Diagnostic Laboratory, Inc., the Company conducted a complete review of its animal hospital and veterinary diagnostic laboratory operations during the third quarter ended September 30, 1996. As a result of this review, the Company determined to restructure its laboratory operations and close, merge or sell certain of its hospitals which do not meet new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations. Accordingly, the Company adopted a restructuring plan and recorded a restructuring and asset writedown charge of approximately $12.4 million.

     The major components of the restructuring plan include (1) the termination of leases, the writedown of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of five VCA animal hospitals, (2) the termination of contracts and leases, the writedown of certain real and personal property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations, (3) contract terminations and writedown of assets in connection with the move to common communications and computer systems, and (4) the closure, sale or consolidation of certain Pet Practice hospitals (which are reflected in goodwill and not as part of the restructuring and asset writedown charge).

     The restructuring plan is expected to be executed over the period from July 1996 through March 1997. As part of the restructuring, VCA has or will close, merge or sell five VCA animal hospitals and 11 Pet
Practice hospitals, with aggregate annual revenues of approximately $7.6 million. The Company is continuing to evaluate the financial performance of the Pet Practice animal hospitals and may sell, close or merge additional facilities once this evaluation is complete. In connection with the closure of the five VCA animal hospitals, the Company has recognized writedowns of intangibles and property and equipment of $3.0 million, charges associated with the termination of leases in the amount of $1.4 million and severance costs of $307,000. As indicated above, the closures of the Pet Practice animal hospitals are reflected in the allocation of goodwill and do not result in a charge against earnings. The intended restructuring of the Company's laboratory operations has resulted in accruals of approximately $490,000 for contract and lease terminations, $265,000 in severance and other employee related costs and a writedown of fixed assets in the amount of $665,000. The charge to move the Company's communications and computer systems to common systems includes an accrual for contract terminations of $2.3 million and asset writedowns of $1.0 million.

     In addition to the foregoing, as part of the review of its animal hospital operations in light of the recent acquisition of Pets' Rx and Pet Practice, the Company has determined that goodwill and other intangible assets associated with three of its animal hospitals is impaired as the Company refocuses its efforts on more profitable operations. Accordingly, the Company has recorded a writedown of $2.9 million principally of goodwill and other intangible assets associated with these animal hospitals.

     Of the $12.4 million in restructuring and asset writedown charges incurred in the third quarter, $5.0 million represents cash charges and the remainder represents non-cash charges. Of the cash charges, an immaterial amount had been paid at September 30, 1996 and the remainder is expected to be paid over the next 60 months.

     The operations of Cenvet (acquired January 1, 1995) were merged into Vet Research Inc.'s operations to form Vet Research Laboratory, LLC. The combined operations were restructured to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs.

MERGER COSTS

     In connection with the Pets' Rx merger, the Company recorded the estimated costs to complete the transaction. The costs, amounting to $2,901,000 primarily include legal, accounting, investment advisor, termination of employment agreements and severance costs.

NET (LOSS) INCOME

     Net (loss) income for the three and nine month periods ended September 30, is comprised of the following:


                                Three Months Ended                 Nine Months Ended
                                   September 30,                      September 30,
                               1996            1995              1996            1995
                          -------------   -------------     -------------   -------------
     VCA                   $  3,688,000      $1,345,000      $  4,120,000      $2,715,000
     Pets' Rx (1)               --             (313,000)         (976,000)     (1,066,000)
     Merger costs            (2,795,000)         --            (2,795,000)           --
     Restructuring costs    (12,362,000)         --           (12,362,000)     (1,086,000)
                          -------------   -------------     -------------   -------------
                           $(11,469,000)     $1,032,000      $(12,013,000)     $  563,000
                          =============   =============     =============   =============

     (1) Reflects the historical results of Pets' Rx for the period indicated through June 19, 1996, the merger date.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the nine months ended September 30, 1996 was $10,098,000. The Company's operating cash flow was adversely impacted by Vet's Choice, which had a net outflow from operations during the nine months of $1,647,000. Excluding Vet's Choice, cash provided by operations was $11,745,000. The Company used cash, net of cash acquired, of $24,606,000, to purchase fourteen individual veterinary hospitals, Pet Practice and four veterinary diagnostic laboratories. The Company used cash of $8,363,000 to retire long-term obligations.

     Of its cash and equivalents on hand at September 30, 1996, $2,121,000 was restricted for use by Vet's Choice. During the nine months ended September 30, 1996, Vet's Choice used $1,786,000 of cash, primarily for operating expenses and increases in inventory.

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

     The Company used $66,534,000 to purchase marketable securities to be held to maturity.

     The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of veterinary hospitals and veterinary diagnostic laboratories for cash, stock and notes payable.

     Subsequent to September 30, 1996 the Company received net proceeds of $6,668,000 in connection with the exercise of its redeemable warrants. All remaining warrants expired on October 10, 1996.

     On November 15, 1996, the Board of Directors authorized the Company to repurchase $10 million of shares of the Company's common stock. The
Company intends to use approximately $19 million of cash for the acquisition of the minority interest in Vet Research in the first fiscal quarter of 1997.

     The Company intends to fund its future cash requirements primarily from cash on hand and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months.

RISK FACTORS

ANTICIPATED EFFECTS OF ACQUISITIONS

     VCA has acquired Pets' Rx and Pet Practice with the expectation that the transactions will result in beneficial synergies for the combined business. These synergies include the potential to realize improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing customers with improved services.

     Achieving these anticipated business benefits will depend in part on whether the operations of Pets' Rx and Pet Practice can be integrated with the operations of VCA in an efficient, effective and timely manner. There can be no assurance that this will occur. The combination of the companies will require, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' development teams and the identification and elimination of redundant overhead and poor-performing hospitals. The success of this process will be significantly influenced by the ability of the combined business to retain key management and marketing and development personnel. There is no assurance that this integration will be accomplished smoothly or successfully or that VCA will be successful in retaining key members of management. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. The integration of operations of the companies following the mergers will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the combined business. The inability of management to integrate successfully the operations of the companies could have an adverse effect on the business and results of the combined business. In addition, even if the operations of the three companies are ultimately successfully integrated, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the business, results of operations and financial condition of VCA. The Company believes that the foregoing factors adversely impacted results of operations for the three and nine months ended September 30, 1996. There can be no assurance that a similar or greater impact will not be felt by the Company during the fourth quarter ended December 31, 1996 or in future periods.

RAPID EXPANSION AND MANAGEMENT OF GROWTH

     Due to the number and size of acquisitions completed since January 1, 1994, the Company has experienced rapid growth. In 1994, the Company completed six acquisitions (five animal hospitals and one veterinary diagnostic laboratory) and in 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). In 1996 through November 15, the Company completed the acquisition of Pet Practice, Pets' Rx, 16 animal hospitals and four veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $25.3 million in 1993 to $42.2 million in 1994, to $92.1 million in 1995 and to unaudited proforma 1995 revenue of over $220 million. In addition, during this period, the Company entered two new lines of business, veterinary diagnostic laboratories and premium pet food.

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

DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

     The Company's growth strategy is dependent principally on its ability to acquire existing animal hospitals. Successful acquisitions involve a number of factors which are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. In addition, acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal compliance. Adverse regulatory action could negatively affect the Company's operations through the assessment of fines or penalties against the Company or the possible requirement of divestiture of one or more of the Company's operations.

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

LEVERAGE

     The Company has incurred substantial indebtedness to finance the acquisition of its animal hospitals and veterinary diagnostic laboratories. The Company had at September 30, 1996, consolidated long-term obligations (including current portion) of $148.3 million. At December 31, 1995 and September 30, 1996, the Company's ratio of long-term debt to total stockholders' equity was 49.0% and 93.6%, respectively.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At September 30, 1996, the Company's balance sheet reflected $174.6 million of intangible assets of these types, a substantial portion of the Company's

$349.7 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

     In addition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that these intangible assets should be evaluated for possible impairment, they may be required to reduce the carrying value of intangible assets, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. In accordance with this policy, the Company recognized a write down of goodwill and related assets in the amount of $2.3 million in 1993 in connection with three of the Company's facilities which were not performing. Further, the Company has recognized a write down of goodwill and related assets in the amount of $7.5 million as part of its restructuring plan adopted during the third quarter of 1996. There can be no assurance that the Company will not be required to write down assets further in future periods.

GUARANTEED PAYMENTS

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within nine months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 15 consecutive days, depending on the terms of the specific acquisition at issue. There are 185,185 Guarantee Shares outstanding at November 30, 1996 with Issue Prices ranging from $11.70 to $18.25 that have not met their respective Release Prices for the specified period or have not been delivered due to escrow arrangements. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

     In connection with the Pet Practice acquisition, VCA will assume the Guarantee Rights issued by Pet Practice (which generally operate similarly to the Guarantee Rights issued by VCA, except that there is no provision for a release of the Guarantee Right). In connection with the Pet Practice Guarantee Rights, 26,636 shares of VCA common stock have a guarantee value of $24.53 per share.

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

JOINT VENTURES

     The Company conducts a portion of its veterinary diagnostic laboratory business through a joint venture with Vet Research, Inc. ("VRI"), and conducts its pet food business through a joint venture with Heinz Pet Products, an affiliate of H.J. Heinz Company. The Company has an option in January 1997 to acquire VRI's remaining 49 percent interest in the laboratory joint venture for $18.6 million in cash plus an additional amount based upon the earnings of the joint venture to be paid over six years. Based on current information available to it, the Company expects to exercise its purchase option in January 1997. If for any reason the Company does not exercise the option, VRI has the option to purchase from the Company its entire 51 percent interest for $3.5 million. On the earlier of a change in control of the Company or January 1, 2000, Heinz Pet Products has the option to purchase all of the Company's interest in the Vet's Choice joint venture at a purchase price equal to the fair market value of such interest. The acquisition of Pet Practice does not result in a change in control for purposes of the Vet's Choice joint venture. There can be no assurance that the Company will not have to sell these joint venture interests.

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

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of November 15, 1996, the Company had 18,391,955 shares of common stock outstanding, most of which are either freely tradeable in the public market without restriction or tradeable in accordance with Rule 144 under the Act. There are also 789,105 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 583,333 shares issuable upon conversion of outstanding preferred stock; 1,743,054 shares of the Company's common stock issuable upon exercise of outstanding stock options; 143,075 shares of the Company's common stock issuable upon exercise of outstanding warrants; and 51,256 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of the shareholders held on July 19, 1996, Neil Tauber and John Chickering were elected to serve as directors of the Company until the 1999 annual meeting of the shareholders. The other directors are: Robert L. Antin, Arthur J. Antin, John Heil and Richard Gillespie, M.D.

            At the annual meeting of the shareholders held on July 19, 1996, the shareholders also approved the issuance of 3,519,101 shares of VCA Common Stock in exchange for Pet Practice Common Stock pursuant to the Merger Agreement.

            At the annual meeting of the shareholders held on July 19, 1996, the shareholders also approved the amendment of the certificate of incorporation of the Company to increase the authorized shares of common stock to 60,000,000.

            At the annual meeting of the shareholders held on July 19, 1996, the shareholders also approved the adoption of the Veterinary Centers of America, Inc. 1996 Stock Incentive Plan and authorized the reservation of 1,500,000 shares of common stock for issuance under the Plan.

            At the annual meeting of the shareholders held on July 19, 1996, the shareholders also approved the adoption of the Veterinary Centers of America, Inc. 1996 Employee Stock Purchase Plan and authorized the reservation of 250,000 shares of common stock for issuance under the Plan.

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (A)     EXHIBITS.
            --------

            Exhibit 11.1  Computations of Per Share (Loss) Earnings

            Exhibit 27.1  Financial Data Schedule

    (b)     FORM 8-K.
            --------

            Report on Form 8-K dated July 5, 1996 (as amended July 17,
1996)

            Report on Form 8-K dated August 1, 1996

                               SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VETERINARY CENTERS OF AMERICA, INC.




Date:  November 19, 1996                  \s\ Tomas W. Fuller
                                          -----------------------------------
                                          Tomas W. Fuller
                                          Chief Financial Officer

                                EXHIBIT INDEX


ITEM      EXHIBIT                                                      PAGE
----      -------                                                      ----

11.1       Computations of Per Share (Loss) Earnings

27.1       Financial Data Schedule