Form 10-K
period 1996-12-31
VETERINARY CENTERS OF AMERICA INC
filed 1997-04-02
CIK 817366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  1-10787

                     VETERINARY CENTERS OF AMERICA, INC.
           (EXACT NAME OF  REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   95-4097995
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                 Identification No.)
                    3420 OCEAN PARK BOULEVARD, SUITE 1000
                       SANTA MONICA, CALIFORNIA 90405
            (Address of principal executive offices and zip code)

                               (310) 392-9599
            (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        Common stock, $.001 par value

                             Redeemable Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]     No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

At March 26, 1997, there were outstanding 19,344,643 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($10.75 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $188,228,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                   PART I

ITEM 1.   BUSINESS

GENERAL

     Veterinary Centers of America, Inc. ("VCA" or the "Company") was founded in 1986 and is a leading companion animal health care company. The Company has established a premier position in the animal hospital and veterinary diagnostic laboratory segments and has an interest in a joint venture in the premium pet food segment. The Company operates the largest network of free-standing, full service animal hospitals in the country and one of the largest networks of veterinary-exclusive laboratories in the nation.

     Animal hospitals, veterinary diagnostic laboratories and premium pet foods represented approximately 66.3%, 30.0% and 3.7%, respectively, of the Company's revenues for the year ended December 31, 1996. The Company's animal hospitals offer a full range of general medical and surgical services and also perform specialty surgeries such as orthopedics for small animals, including dogs, cats, birds and other household pets. In addition to treating disease and injury, the Company's animal hospitals emphasize pet wellness and offer programs to encourage routine vaccinations, health examinations, spaying and neutering and dental care. The Company's veterinary laboratories offer a full range of diagnostic and reference tests. Laboratory tests are used by veterinarians to diagnose, monitor and treat diseases through the detection of substances in blood, urine or tissue samples and other specimens. The Company does not conduct experiments on animals and is not engaged in animal research.

RECENT DEVELOPMENTS

RECENT ACQUISITIONS

     On July 19, 1996, the Company completed the acquisition of The Pet Practice, Inc. ("Pet Practice") for a total consideration (including acquisition costs) of $97,930,000 consisting of 3,516,268 shares of VCA common stock, with a value at the date of acquisition of $65,930,000, and the assumption of liabilities totaling $32,000,000. In addition, Pet Practice outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase. Through March 26, 1997, the Company has sold, closed or merged 17 of the Pet Practice hospitals with annual revenues of approximately $6.0 million. The Company is continuing to evaluate the financial performance of certain remaining Pet Practice animal hospitals and may close or sell additional facilities if they are not expected to be able to meet the Company's operating plans. The Company will complete this evaluation process by the end of the second quarter of 1997 and will record any reserves required for these possible closures as a component of the final purchase price allocation.

     On June 19, 1996, the Company completed the merger with Pets' Rx, Inc. ("Pets' Rx") for 801,054 shares of VCA common stock. In addition, outstanding Pets' Rx warrants, options and convertible securities were converted into the right to purchase an additional 111,607 shares of VCA common stock. Pets' Rx owned 16 veterinary hospitals. The Pets' Rx acquisition was accounted for as a pooling of interests.

     Also during 1996, the Company completed the acquisitions of 22 animal hospitals and six veterinary diagnostic laboratories. In connection with these acquisitions which were accounted for as purchases, VCA paid an aggregate consideration of $48,826,000 consisting of $25,345,000 in cash, $11,806,000 in debt, 603,832 shares of common stock of the Company, with a value of $8,889,000 and the assumption of liabilities totaling $2,786,000, including acquisition costs.

     Since January 1, 1997 through March 26, 1997, the Company has acquired three animal hospitals for an aggregate consideration of $3,220,000 consisting of $875,000 in cash, $1,195,000 in debt and 107,477 shares of VCA common stock, with a value of $1,150,000.

THE COMPANION ANIMAL HEALTH CARE INDUSTRY

     The market segments in which the Company operates had total domestic revenues in 1994 of approximately $10.0 billion, composed of approximately $8.2 billion for veterinary care (animal hospitals and veterinary diagnostic laboratories) and approximately $1.8 billion for premium pet food. Approximately 96% of the Company's revenues for the year ended December 31, 1996 were derived from the veterinary care segment of the market with the balance coming from premium pet food sales. The Company classifies its markets by service or product type into three segments, Animal Hospital, Laboratory and Premium Pet Food.

ANIMAL HOSPITALS

     Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology and may specialize by type of animal. The United States market for veterinary services is highly fragmented with approximately 115 million dogs and cats cared for by an estimated 55,000 veterinarians practicing at 16,000 animal hospitals. These animal hospitals are primarily single site, sole practitioner facilities. The Company believes that the principal factors in a pet owner's decision as to which veterinarian to use include convenient location, recommendation of friends, reasonable fees and convenient hours.

     The animal hospital industry is consolidating. Factors contributing to this trend include (i) the desire of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital, (ii) the buying, marketing and administrative cost advantages which can be realized by a large, multiple location, multi-practitioner veterinary provider, (iii) the desire of veterinarians to practice veterinary medicine rather than spend a large portion of their working time performing the administrative tasks necessary to operate an animal hospital, (iv) the cost of financing equipment purchases and upgrading technology necessary for a successful practice, and (v) the desire of many veterinarians for more flexible work hours and benefits than are typically available to a sole practitioner or single site provider.

VETERINARY DIAGNOSTIC LABORATORIES

     Given the inability of the patient to communicate verbally with the doctor, laboratory testing is an important part of the diagnostic process in veterinary medicine. Clinical laboratory tests are used by veterinarians to diagnose, monitor and treat diseases through the detection of substances in blood or tissue samples and other specimens.

     Veterinary laboratory tests are performed primarily at the animal hospital, using on-site diagnostic equipment, or at outside veterinary diagnostic laboratories. On-site diagnostic equipment is sold by a number of manufacturers. For many types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories but requires the animal hospital or veterinarian to purchase the equipment and provide trained personnel to operate it. Veterinary diagnostic laboratories, such as those operated by the Company, can provide a wider range of tests than are generally available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Veterinary laboratory services are also available through universities and several national laboratory companies.

     The veterinary laboratory industry is highly fragmented and is primarily characterized by local and regional competitors. The Company believes that veterinarians usually prefer to use laboratories that specialize in the veterinary market and that offer individual attention, rapid test reporting and response to inquiries by veterinary professionals, a broad spectrum of tests, convenient sample pick-up times, and customized testing services.

     Achieving rapid sample pick-up, diagnostics and reporting, at competitive prices, is benefited by high throughput volumes. The Company believes that the industry will continue to consolidate as participants seek to gain a cost advantage.

PREMIUM PET FOOD

     Retail sales of pet food in 1994 approximated $8.8 billion, of which premium pet food accounted for approximately $1.8 billion. Over the past ten years, the supermarket share of pet food retail sales has decreased from approximately 95% to approximately 55% as customers have gained increased product knowledge and sought higher quality products offered by premium pet food retailers, including super-stores and veterinary professionals. Moreover, a recommendation from a veterinarian can be instrumental in heightening awareness and stimulating demand for a particular premium brand.

     Premium pet food differentiates itself from pet food typically offered by supermarkets primarily through its fixed formulas and high quality ingredients. Within the premium pet food segment, brands distinguish themselves through superior palatability and digestibility as well as offering product lines tailored to specific life-stages and health conditions.

BUSINESS STRATEGY

     The Company's goal is to become the leading companion animal health care company serving the animal hospital and veterinary diagnostic laboratory markets. The Company intends to achieve this goal by continuing to (i) expand its animal hospital and laboratory businesses through acquisitions and internal growth, (ii) achieve cost savings by consolidating operations and realizing economies of scale in purchasing and administrative support functions and by implementing the Company's standard management programs,
(iii) take advantage of its unique opportunity to deliver its products and services through multiple channels to its customers, primarily veterinarians and pet owners, and (iv) capitalize on its leadership position within the companion animal health care industry to expand into other products and services for veterinarians and pet owners.

     EXPAND THROUGH ACQUISITIONS IN NEW AND EXISTING MARKETS. Since 1988 the Company has expanded rapidly from a single animal hospital in Los Angeles to a nationwide network of 154 animal hospitals in 23 states at March 26, 1997. As a result of these acquisitions and their successful integration into the Company's operations, the Company has gained a leadership position in the animal hospital industry, allowing it to expand into the veterinary diagnostic laboratory business. Since March 1994, the Company has acquired 13 veterinary diagnostic laboratories, making it the nation's largest network of veterinary-exclusive diagnostic laboratories serving over 9,000 animal hospitals located in 45 states. Assuming the availability of capital, the Company plans to continue its aggressive acquisition program. The Company will also consider acquiring multiple hospital organizations and veterinary diagnostic laboratories, as opportunities arise.

     CONSOLIDATE OPERATIONS TO ENHANCE PROFITABILITY. Upon the acquisition of an animal hospital or veterinary diagnostic laboratory, the Company immediately begins to implement management programs to enhance the productivity of veterinarians and to improve operating results. The Company's business model enables it to realize improved operating margins at its animal hospitals and veterinary diagnostic laboratories through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing its customers with improved services. This model includes the following objectives:

     CENTRALIZE ADMINISTRATIVE FUNCTIONS. The Company consolidates most administrative functions at its corporate office, including purchasing, accounting, payroll, data processing, personnel, accounts payable, information services, marketing, planning and budgeting and other administrative functions.

     CONSOLIDATE PURCHASING. When advantageous, the Company purchases its supplies on a consolidated basis in order to negotiate better prices and terms from vendors.

     STANDARDIZE TRAINING PROCEDURES. The Company implements standardized training procedures for its administrators and professional personnel. These programs are developed in conjunction with the Medical Advisory Board and Client Services Advisory Board, two entities which are staffed by Company personnel to recommend medical standards and to establish service and training standards for local hospitals and laboratories.

     INCREASE INTERNAL REVENUES. The Company also seeks to expand through internal growth. To achieve this, the Company (i) increases veterinarian productivity by freeing the veterinarian from administrative tasks and providing state-of-the-art equipment and technical support, (ii) expands the services and operating hours of certain of its facilities in selected markets, (iii) provides its facilities with access to medical specialists,
(iv) adds VCA's name to the acquired facilities to enhance customer awareness, and (v) implements sales programs to attract new customers. By implementing these strategies, VCA seeks to become the most convenient and most recognized provider of veterinary services in its markets.

     CONTINUE TO CAPITALIZE ON EXISTING RELATIONSHIPS TO LEVERAGE LINES OF BUSINESS. The Company believes that its three lines of business -- Animal Hospitals, Laboratory and Premium Pet Food -- are complementary. As a result of the Company's national presence and name recognition throughout the veterinary services industry, the Company believes it is building a reputation of professional integrity and trust among veterinary professionals and brand identification among pet owners. The Company's strategy is to leverage this professional reputation and leadership position to expand its operations, both in other geographic areas and related products and services. An example of the results of this strategy is the Company's joint venture, Vet's Choice, to market premium pet food. The Company uses its relationships, as well as its national presence and name recognition in one line of business to facilitate growth in other lines. Often, new business opportunities arise in one line of business from contacts made in connection with and relations developed through the Company's other lines of business. For example, animal hospital acquisitions may be developed through contacts initially established in the Company's laboratory business or from marketing and other promotional efforts in connection with the sale of its premium pet food.

ACQUISITION STRATEGY

     ANIMAL HOSPITALS. The Company seeks to enter a new market through the acquisition of one or more relatively large, high quality animal hospitals. It has been the Company's experience that this initial acquisition in a new market requires substantially more time to identify, negotiate and consummate than additional acquisitions in the same market. Following this initial acquisition, the Company seeks to increase its presence in such market as opportunities arise.

     The Company identifies potential candidates for acquisition through its reputation in the professional community, direct contacts, finder relationships and advertisements. The Company believes that acquisition opportunities will continue to increase as it expands the geographic scope of its operations and the products and services it offers to the companion animal health care community. The typical acquisition candidate targeted by the Company is located in a 4,000-6,000 square foot, free-standing facility, has annual revenues of between $700,000 and $1.5 million per year, employs two to six veterinarians, has an operating history of at least five years and has achieved positive cash flow at an attractive location with an established reputation in the community.

     VETERINARY DIAGNOSTIC LABORATORIES. The Company intends to expand its nationwide network of veterinary-exclusive diagnostic laboratories through acquisitions and internal growth. The Company seeks acquisition opportunities in the veterinary diagnostic laboratory industry which will complement its existing business or which will expand the geographic area which it services. The Company has been able to realize significant cost savings at its veterinary diagnostic laboratories by consolidating acquired operations into the existing operations, reducing fixed overhead, sample collection, analysis and the reporting of results to veterinarians. By obtaining additional testing volume for the laboratories and spreading fixed costs over a larger revenue base, the unit costs of providing laboratory services to clients should decline, producing improved operating margins. As a result of these economies of scale, the Company has the ability to reduce or maintain prices for testing services to customers.

     ACQUISITION CONSIDERATION.   Historically, consideration for
acquisitions has consisted of a combination of cash, the assumption of liabilities, promissory notes and VCA common stock. The Company normally obtains noncompetition and employment agreements from the selling owners.
The Company presently is evaluating and negotiating a number of potential acquisitions, none of which are, individually, material to the Company.
There can be no assurance, however, that the Company will be able to identify and acquire animal hospitals or veterinary diagnostic laboratories on terms favorable to the Company in the future, or in a timely manner, or convert the acquisitions to the VCA business model as planned. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Risk Factors--Rapid Expansion and Management of Growth."

OPERATIONS AND MARKETING

ANIMAL HOSPITALS

     The Company believes it operates one of the largest networks of free-standing full-service animal hospitals in the United States. At March 26, 1997, the Company operated 154 animal hospitals, 19 of which were located in Southern California, 18 in Florida, 16 in Northern California, 15 in Illinois, 13 in Michigan, nine in each of Pennsylvania and Indiana, eight in Maryland, seven in Massachusetts, six in each of Nevada, Ohio and Texas, three in each of Alaska, Delaware, New Mexico and Virginia, two in each of Colorado and Utah, and one in each of Arizona, Georgia, Hawaii, Nebraska, West Virginia and New Jersey.

     The animal hospitals operated by the Company offer a full range of general medical and surgical services for small animals, including dogs, cats, birds and other household pets. In addition to treating disease and injury, the Company's hospitals emphasize pet wellness through pet health education and preventative care and offer programs to encourage routine vaccinations, health examinations, spaying and neutering and dental care. The Company offers specialized treatment, including advanced diagnostic services, internal medicine, surgery, oncology, ophthalmology, dermatology and cardiology. Additional services provided by the Company at certain locations include grooming, bathing and boarding. The Company also sells specialty pet products at its hospitals, including pet food, a full range of pharmaceuticals, vitamins, therapeutic shampoos and conditioners, flea collars and sprays and other accessory products.

     The Company's facilities are open an average of 10 to 15 hours per day, six to seven days per week. Several of its facilities provide 24-hour emergency care service.

     The Company seeks to provide a uniform and broad range of quality veterinary services. To accomplish this goal, the Company actively recruits highly qualified veterinarians and technicians and is committed to supporting continuing professional education for its professional and lay staff. The Company operates two of the largest teaching programs maintained at privately owned animal hospitals. The Company believes that these programs enhance its reputation in the veterinary profession and provide it with access to qualified recruits among graduating classes of veterinarians. The Company believes it is an employer of choice for veterinarians because it offers an increased patient flow and a diverse case mix, employee benefits not generally available to a sole practitioner, continuing education, management opportunities, scheduling flexibility to accommodate personal lifestyles and the ability to relocate to different regions of the country.

     To support the Company's operations, VCA has established a Medical Advisory Board, whose function, under the direction of the Company's Chief Medical Officer, is to recommend medical standards, for local hospitals. The committee is comprised of leading veterinarians representing different geographic regions and medical specialties served by the Company.

     Seeking to provide state-of-the-art medical care in a clean, attractive environment, the Company renovates facilities and upgrades its equipment on a periodic basis. In addition, the Company provides, at some of its locations, board certified or board eligible veterinarians in such specialized fields as internal medicine, surgery, oncology, ophthalmology, dermatology, orthopedics and cardiology to expand the range of services available at its facilities.

     The Company's animal hospitals generally require a staff of between 10 to 60 full-time equivalent employees, depending upon the facility's size and customer base. The staff includes administrative and technical support personnel, two or more veterinarians, an office manager who supervises the day-to-day activities of the facility and a small office staff. The Company employs a relatively small corporate staff to provide centralized administrative services to all of its veterinary hospitals. Financial control is maintained through uniform fiscal and accounting policies which are established at the corporate level for use at the hospitals. Financial information is centralized through a computerized data collection and processing system at the corporate level.

     Use of veterinary services has traditionally been seasonal. In addition, use of veterinary services may be affected by weather conditions, levels of infestation of fleas, heartworms and ticks, the number of daylight hours and general economic conditions. The seasonality of the use of veterinary services may cause operating results to vary significantly from quarter to quarter. In each of the last five years, demand for the Company's services has been greater in the second and third quarters than in the first and fourth quarters.

     The Company's internal marketing programs rely heavily on its existing client-base in order to increase the frequency and intensity of the services used by its clients. Reminder notices are used to increase awareness among the Company's customers of the advantages of regular, comprehensive veterinary medical care, including preventive care, such as vaccinations, dental screening and geriatric care. The Company seeks to obtain referrals from veterinarians by promoting its specialized diagnostic and treatment capabilities to veterinarians and veterinary practices which cannot offer their clients such services.

     As the number of hospitals in a single regional network grows, media advertising of the Company's services will become increasingly cost effective. The Company believes that an effective media advertising program will allow the Company to establish brand identification as well as expand the revenues derived from the sale of new and existing services and products. Such programs, services and products, the Company believes, may increase the opportunities to expand the Company's market share in the regional markets for veterinary services in which it competes.

     The laws of some states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. The Company has established operations in those states that it believes comply in all material respects with applicable laws. In those states, the Company is a party to long term management agreements ("Management Agreements") with professional corporations ("PCs") which were founded by and are owned by the veterinarians who are providing veterinary medical services at the animal hospitals. Pursuant to these agreements, the PC is solely responsible for all aspects of the practice of veterinary medicine, as defined in each particular state, and the Company has the primary responsibility for the business and administrative aspects of the animal hospitals. Consequently, the Company is involved in the daily on-site financial and administrative management for the PCs and provides various other services to the PC from time to time, including legal, marketing, financial reporting, human resources and insurance assistance. As compensation for these services, the Company is entitled to a monthly management fee. To assist in the management of these animal hospitals, the PC and the Company have established a policy board composed of an equal number of representatives of the PC and the Company. The duties of this policy board include marketing and advertising (except with respect to the provision of veterinary services, which is the responsibility of the PC), client fees and collection policies and recommendation to the PC regarding the number and type of veterinarians required at the hospital. The PC does not delegate to the Company any of the powers, duties and responsibilities vested in the PC by law as a professional corporation.

     The Management Agreements may be terminated under certain circumstances including by the written agreement of the parties, by the Company "for cause" and by the PC "for cause." Termination by the Company "for cause" includes the revocation or suspension of the license to practice veterinary medicine held by any of the PC's shareholders, the dissolution of the PC, the filing of a petition in voluntary bankruptcy or an assignment for the benefit of creditors or a material default in the performance of any of the PC's material duties under the Management Agreement which continues for a period of sixty days following notice thereof to the PC. Termination by the PC "for cause" includes a material default in the performance of any of the Company's obligations under the Management Agreement which continues for a period of sixty days following notice thereof to the Company, the determination by an arbitrator pursuant to the Management Agreement that the Company materially breached a fiduciary duty owed to the PC or the Company intentionally misappropriates or misapplies the PC's funds and fails to correct such misappropriation within thirty days of receipt of notice relating thereto.

VETERINARY DIAGNOSTIC LABORATORIES

     The Company operates one of the largest networks of veterinary-exclusive diagnostic laboratories in the United States, servicing approximately 9,000 animal hospitals located in 45 states. The Company operates four full-service laboratories located in Irvine, California (serving Southern California and the Southwest), Valparaiso, Indiana (serving the Chicago metropolitan area and other parts of the Midwest), Phoenix, Arizona (serving the Southwest) and Farmingdale, New York (serving the East Coast). These laboratories also serve as STAT (quick response) laboratories, which are in addition to the Company's STAT laboratories located in Dallas and Houston, Texas; Kansas City, Missouri; Phoenix, Arizona; Orlando, Florida; Portland, Oregon; San Jose, California; and Murrietta, Georgia.

     The Company regularly performs numerous types of diagnostic laboratory tests, including chemistry, hematology, cytology, anatomical pathology as well as other disease-specific tests. Clinical tests are performed on animal fluids such as blood or urine and provide information that is used by veterinarians for medical diagnosis. The Company does not conduct experiments on animals and is not engaged in animal research. The Company performs most of its clinical tests with state-of-the-art automated laboratory testing equipment.

     The first step in the testing process is for a veterinarian to take a specimen from the patient and complete a test request form indicating the tests to be performed on that specimen. The specimen is then picked up by the laboratory's driver or by a commercial courier service and delivered to one of the Company's laboratories for testing. When received at the laboratory, each specimen and related request form is checked for accuracy and completeness and then given a unique identification number to ensure that the results are attributed to the appropriate animal. The test request information is entered into the laboratory's computer system, where a file of testing and billing information is established for each specimen. Once this information is entered, the tests are performed by one of the laboratory technicians or by utilizing the Company's automated testing equipment. Test results are entered into the computer system through a computer interface or, in some instances, manually, depending upon the test and the type of equipment used to conduct the test. Most routine testing is completed at night and the test results are automatically transmitted via modem or fax machine to the veterinarian before the start of business the next morning.

     The Company's STAT laboratories perform certain routine tests quickly and report results to veterinarians within hours of being picked up from the veterinarian. The turnaround time at the Company's STAT laboratories for reporting test results is generally three hours or less. The STAT laboratories are located in geographic areas where there is high concentration of veterinarians and an airline hub-operation. The Company may establish or close STAT laboratories depending upon the volume of tests performed and the needs of its veterinarian-clients.

     In addition to testing operations, the Company provides a variety of laboratory services to its veterinarian-clients which the Company believes enhances its competitive position. These include:

          REPORTING. Rapid turnaround of test results is critical to the successful operation of a clinical laboratory. Usually, routine testing is performed overnight and results are transferred to the veterinarian by modem or fax machine before 8:00 a.m. the following day.

          SPECIMEN TRANSPORTATION. The Company has developed an extensive network of drivers and independent couriers which enables the Company to provide timely pickup and delivery of specimens to its laboratories. Specimens are picked up from clients and transported to the Company's laboratory facilities on a daily basis, and in some areas, twice each day.

          CLIENT SERVICE. Veterinarians are not obligated to use any particular laboratory's services and can change laboratory service providers at any time. Therefore, the services offered by a laboratory are critical to client satisfaction and retention. In addition to emphasizing client service through rapid turnaround time and electronic reporting, the Company has veterinarian specialists on staff to assist the veterinarians to interpret the lab's results, make diagnoses or treat disease. Accordingly, the laboratories' staff of professionals include board certified specialists in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology.

          QUALITY ASSURANCE. The Company's quality assurance programs are intended to ensure that specimens are collected and transported properly, tests are performed accurately, and client, patient and test information is reported and billed correctly. The quality assurance programs include testing quality control specimens of known concentration or reactivity in order to ensure accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment, and personnel standards which ensure that only qualified personnel perform testing.

     The Company has 25 full-time sales and field service representatives who sell and maintain relationships with existing customers. To support its marketing efforts, the Company, among other activities, develops marketing literature, attends trade shows, involves itself in trade associations and provides educational services.

PREMIUM PET FOOD

     Through 1996, the Company's operations included the management of the Company's joint venture, Vet's Choice, with Heinz Pet Products ("HPP"). In February 1997, Vet's Choice was restructured and management of the joint venture was assumed by HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and .1% to the Company. Additionally, the Company agreed to provide certain consulting and management services for a three year period commencing on February 1, 1997 and to continue to support and sell the SELECT BALANCE and SELECT CARE brands through its network of animal hospitals. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to (i) 51% of (ii) 1.3 times the annual sales of all products bearing the SELECT BALANCE of SELECT CARE brand (the "Annual Sales") less (iii) $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to (i) 49.5% of (ii) 1.3 times the Annual Sales plus (iii) $4.5 million.

     The first line of products offered by Vet's Choice was a complete line of premium, life-stage pet foods marketed under the brand name SELECT BALANCE. The SELECT BALANCE line consists of dry and canned dog and cat food products nutritionally tailored to meet the specific dietary needs of dogs and cats in different stages of their lives. In March 1995, the joint venture commenced to market and distribute a second product line of premium therapeutic pet foods, marketed under the brand name SELECT CARE. The SELECT CARE line consists of dry and canned dog and cat food products, nutritionally tailored to meet the specific dietary needs of dogs and cats afflicted with illness or disease or other medical conditions requiring special diets.

MARKETING AND DISTRIBUTION

       Knowledge and acceptance of the Company's brands by veterinarians and other veterinary professionals is of significant importance to achieving widespread consumer acceptance of Vet's Choice's pet products. The Company believes that its leadership position in the animal hospital industry can therefore play a significant role in creating customer awareness and acceptance of the SELECT BALANCE and SELECT CARE products. To assist in marketing Vet's Choice's pet food products to the veterinary community, the Company has formed affiliations with groups of veterinary professionals in the regional markets in which it competes. These professional affiliations are established and maintained in conjunction with VCA's Partners In Management program, which provides discount purchasing programs, training and marketing programs, continuing education and other professional hospital management services to veterinary hospital owners. More than 2,000 hospitals and 8,000 animal hospital employees have joined VCA's Partners In Management program. In addition to the Partners In Management program's promotional efforts, the Company intends to actively participate in seminars, trade shows and professional conferences and to contact veterinarians and clinic personnel through direct mailings, advertising and promotional campaigns.

FEES AND SOURCES OF PAYMENT

     The Company's fees for provision of veterinary and laboratory services vary upon the complexity of the required procedure, the relative involvement of the applicable professionals and local market conditions. The Company does not incur a significant amount of accounts receivable for the provision of veterinary services since payment for these services is generally received at the time services are provided. The Company offers its laboratory services and sells its pet food on customary commercial terms, requiring payment within 30 days of the date the service or product is performed or shipped. The Company is not dependent upon third party payors for collection of its fees.

SYSTEMS

     The Company realized the importance of management information systems in the past and thus has made a significant investment in these systems. Currently, substantially all of the animal hospitals operate on one of four computer systems which are linked to a computer at the Company's headquarters. All of the Company's financial and customer records and laboratory results are stored in computer databases, most of which may be accessed by the Company's management.

     The Company intends to further upgrade and integrate its management information system. When completed, the Company believes that this enhanced management information system will allow for further cost savings and provide management with a powerful tool in implementing its marketing and operating strategies.

COMPETITION

     The companion animal health care industry is highly competitive. In its Animal Hospital segment, the Company competes primarily with independent veterinarians established in private practices or small regional multi-clinic practices. In addition, certain national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets which include the Company's markets. The provision of veterinary services is highly fragmented, with approximately 55,000 veterinarians nationwide practicing in an estimated 16,000 veterinary hospitals and clinics. The Company believes that convenient location, recommendation of friends, reasonable fees and convenient hours are the principal factors in a pet owner's decision as to which veterinarian to use. The Company believes its facilities are competitive and are designed to respond to the needs of the pet owner.

     Competition in the veterinary diagnostic laboratory industry is intense. The Company believes that there are many diagnostic laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by the Company. Additionally, there are many animal hospitals that provide in-house laboratory services. Competition is based primarily upon quality, price and the time required to report results.

GOVERNMENT REGULATION

     All of the states in which the Company operates impose various registration requirements. To fulfill these requirements, the Company has properly registered each of its facilities with appropriate governmental agencies and, where required, has appointed a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in the Company's clinics are required to maintain valid, unexpired and unrevoked state licenses to practice.

     In addition, the laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

     The Company's growth strategy is dependent principally on its ability to acquire existing animal hospitals and veterinary diagnostic laboratories. Acquisitions may be subject to pre-merger or post-merger review by governmental authorities for anti-trust and other legal compliance. Adverse regulatory action could negatively affect the Company's operations through the assessment of fines or penalties against the Company or the possible requirement of divestiture of one or more of the Company's operations.

EMPLOYEES

     At December 31, 1996, the Company had approximately 2,400 full-time-equivalent employees, including approximately 500 licensed veterinarians. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and principal executive offices for VCA is located in Santa Monica, California, in approximately 21,000 square feet of space occupied under two leases which expire on March 3, 1999. The leases currently provide for aggregate minimum monthly rental payments of approximately $27,000. The Company maintains leased and owned facilities at 173 other locations which house its animal hospitals and laboratories. The Company owns 37 facilities and the remainder are leased from third parties. For the year ended

December 31, 1996, the Company had lease costs of approximately $6,317,000 and the Company expects to have lease costs at facilities existing at December 31, 1996 of approximately $6,813,000 in 1997. Lease costs for the hospitals acquired since December 31, 1996 will amount to approximately $164,000 in 1997. The Company believes that its real property facilities are adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ Stock Market under the symbol "VCAI." The following table sets forth the range of high and low last sale prices per share for the common stock as quoted on the NASDAQ Stock Market for the periods indicated:

                                   High        Low
                                   ----        ---
       Fiscal 1995
       First Quarter               11 3/16      8
       Second Quarter              12 1/4      10 3/8
       Third Quarter               17 11/16    11 1/2
       Fourth Quarter              16 29/32    12 5/8

       Fiscal 1996
       First Quarter               29 3/8      13 5/8
       Second Quarter              32 3/8      21 7/8
       Third Quarter               23 1/4      16
       Fourth Quarter              22 7/8       9


     At March 26, 1997, the closing price of the common stock on the Nasdaq Stock Market was $10.75.

     At March 26, 1997, there were approximately 638 holders of record of the Company's common stock.

     The Company has not paid cash dividends on its common stock and does not anticipate that it will do so in the near future. The present policy of the Company is to retain earnings to finance the development and expansion of its operations.

ITEM 6.     SELECTED FINANCIAL DATA

  As discussed above, VCA and Pets' Rx merged in 1996 in a transaction accounted for as a pooling of interests. As a result of this merger, the Company has restated its historical financial statements to include the
historical results of Pets' Rx with VCA.   Certain adjustments to conform
Pets' Rx's accounting policies to VCA's are reflected in these financial statements.

  The historical selected financial data set forth below for the three years ended December 31, 1996 are derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto appears elsewhere in this Annual Report on Form 10-K. The selected financial data set forth for the two years ended December 31, 1993 are derived from the Company's audited consolidated financial statements. Reference is made to
Note 3 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions and dispositions.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:                      For the Years Ended December 31,
                                                      --------------------------------------------------
(In thousands, except for per share data)               1996       1995       1994       1993     1992
                                                      ---------  --------   --------   -------- --------

Revenues                                              $182,160   $107,694   $51,871    $31,098  $22,133
Direct costs                                           139,586     80,099    40,759     25,562   18,437
                                                      ---------  ---------  --------   -------- --------
Gross profit                                            42,574     27,595    11,112      5,536    3,696
Selling, general and administrative                     19,735     13,684     8,779      4,916    2,272
Depreciation and amortization                            7,496      4,144     2,065      1,410    1,035
Restructuring charge                                     5,701      1,086        --         --       --
Merger costs                                             2,901         --        --         --       --
Writedown of assets                                      9,512      2,148        --      4,506       --
                                                      ---------  ---------  --------   -------- --------
Operating (loss) income                                 (2,771)     6,533       268     (5,296)     389
Interest income                                          4,487        828       404        469      396
Interest expense                                         7,812      3,377     2,388      1,225      890
                                                      ---------  ---------  --------   -------- --------
(Loss) income before minority interest, income
  taxes and cumulative effect of accounting change      (6,096)     3,984    (1,716)    (6,052)    (105)
Minority interest in income (loss) of subsidiaries       6,577      2,960      (540)      (334)      34
                                                      ---------  ---------  --------   -------- --------
(Loss) income before income taxes and cumulative
  effect of accounting change                          (12,673)     1,024    (1,176)    (5,718)    (139)
Provision (benefit) for income taxes                     1,959      2,238       731       (152)     447
                                                      ---------  ---------  --------   -------- --------
Loss before cumulative effect
  of accounting change                                 (14,632)    (1,214)   (1,907)    (5,566)    (586)
Cumulative effect of accounting change                      --         --        --        221       --
                                                      ---------  ---------  --------   -------- --------
Net loss                                               $(14,632)  $ (1,214)  $(1,907)   $(5,345)  $ (586)
                                                      =========  =========  ========   ======== ========

Primary loss per share:
  Loss before cumulative effect
    of accounting change                              $  (0.92)  $  (0.13)  $ (0.31)   $ (0.93)  $(0.09)
  Cumulative effect of accounting change                    --         --        --       0.03       --
                                                      ---------  ---------  --------   -------- --------
  Net loss per common share                           $  (0.92)  $  (0.13)  $ (0.31)   $ (0.90)  $(0.09)
                                                      =========  =========  ========   ======== ========
  Average common shares used for computing
    primary loss per share                              15,941      9,224     6,202      5,966    6,272
                                                      =========  =========  ========   ======== ========


CONSOLIDATED BALANCE SHEET DATA:                                For the Years Ended December 31,
                                                     ---------------------------------------------------
(In thousands)                                          1996       1995       1994       1993     1992
                                                      ---------  --------   --------   -------- --------
Cash and equivalents                                  $ 23,820   $  5,396    $ 7,807    $12,967  $11,956
Marketable securities                                   79,107     42,155         --         --       --
Total assets                                           354,009    153,416     67,902     52,589   42,014
Current portion of long-term obligations
  and notes payable                                     14,055      7,496      5,552      2,318    1,731
Long-term obligations, less current portion            134,767     36,778     25,057     20,565   12,159
Guaranteed purchase price contingently
  payable in cash or common stock                           --         --         72        542      542
Total stockholders' equity                             167,350     90,217     25,370     21,998   24,807



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Founded in 1986, VCA is a leading companion animal health care company operating in the markets for veterinary care, veterinary diagnostic laboratories and premium pet food. The Company made its first animal hospital acquisition in December 1986, when it acquired West Los Angeles Animal Hospital, one of the largest privately-owned teaching animal hospitals in the United States. Between 1987 and 1992, the Company's operations were directed primarily at establishing a corporate infrastructure and building a network of animal hospitals in selected regional markets. During this period, the Company grew with the acquisition of 17 additional animal hospitals and one veterinary diagnostic laboratory.

    In 1993, the Company began to expand the scope of its operations in order to realize its goals of integrating the markets for veterinary care, veterinary diagnostic laboratories and premium pet food. The integration of these three markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners. From January 1, 1993 through December 31, 1995, the Company acquired and integrated into its operations 36 animal hospitals. Also in 1993, the Company entered into a joint venture called Vet's Choice with HPP to develop, manufacture and market a full-line of premium pet food. In March 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70 percent interest in Professional Animal Laboratory ("PAL"). In January 1995, the Company acquired an additional veterinary diagnostic laboratory, Cenvet, Inc. ("Cenvet"), which it then contributed in March 1995 to, Vet Research Laboratories, LLC ("Vet Research"), a joint venture, in exchange for a 51 percent interest therein. Vet Research is a combination of the operations of Cenvet and that of a full-service veterinary laboratory known as Vet Research, Inc. ("VRI"). In 1995, the Company further expanded its veterinary diagnostic laboratory operations by acquiring three smaller, regional veterinary diagnostic laboratories and by purchasing the remaining 30 percent interest in PAL.

    In 1996, the Company continued its expansion of animal hospital operations with the mergers with Pets' Rx in June 1996 (16 hospitals) and Pet Practice in July 1996 (84 hospitals) as well as the acquisition of an additional 22 animal hospitals in separate transactions throughout the year. The Company's laboratory operations were expanded with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in March 1996, and five other laboratories throughout the year.

    At December 31, 1996, the Company owned or operated 161 animal hospitals which were located in 22 states. The Company's network of veterinary diagnostic laboratories consists of four full-service laboratories and eight "STAT" (quick response) laboratories located throughout the country.

    The acquisition of all of the outstanding shares of Pets' Rx in June 1996 was treated for accounting purposes as a pooling of interests. Accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. Previously reported financial information for VCA and Pets' Rx for each of the three years in the period ended December 31, 1996, is shown in the table below.


                                Years Ended December 31,
                              1996           1995           1994
                          ------------   -----------    ----------
Revenues:
 Pre-merger
   VCA                    $ 64,763,000   $ 92,072,000    $42,233,000
   Pets' Rx                  7,849,000     15,622,000      9,638,000
                          ------------   ------------   ------------
                            72,612,000    107,694,000     51,871,000
 Post-merger               109,548,000             --             --
                          ------------   ------------   ------------
                          $182,160,000   $107,694,000    $51,871,000

Net (loss) income:
 Pre-merger
   VCA                      $1,647,000     $2,564,000       $589,000
   Pets' Rx                  (658,000)    (1,977,000)    (2,805,000)
   Merger adjustments         212,000     (1,801,000)       309,000
                         -------------   ------------   ------------
                             1,201,000    (1,214,000)    (1,907,000)
 Post-merger              (15,833,000)             --             --
                         -------------   ------------   ------------
                         $(14,632,000)   $(1,214,000)   $(1,907,000)
                         =============   ============   ============


    VCA's 1996 pre-merger net income includes merger expenses of $2,901,000; these expenses consist principally of legal, accounting, investment advisor, termination of employment agreements and severance costs. The merger adjustments were recorded to conform certain accounting methods of Pets' Rx to those of VCA. These adjustments reduced intangible asset amortization expense by $212,000, $347,000 and $309,000 in 1996, 1995 and 1994,
respectively, and wrote-off intangible assets of $2,148,000 in 1995 associated with certain animal hospitals whose projected future operating results would not result in the recovery of such intangible assets under VCA's accounting method.

RECENT ACQUISITIONS

            For a discussion of recent acquisitions see "Business--Recent Developments."

BASIS OF REPORTING

            For 1996, the Company reported its operations in three business lines--Animal Hospital, Laboratory and Premium Pet Food. Animal Hospital operations include the operations of the Company's animal hospitals. Laboratory operations include the operations of VCA Lab (merged into PAL in March 1994), PAL (acquired in March 1994), Cenvet (from the date acquired, January 1, 1995 through the formation of Vet Research in March 1995), Vet Research and four smaller veterinary laboratories since the date of acquisition in 1995 and Southwest (acquired in March 1996) and 5 smaller laboratories acquired in 1996. The Company acquired the remaining 30 percent interest in PAL from its minority interest partner effective July 1, 1995. Throughout 1996, the Company owned a 51 percent interest in Vet Research.
The Company acquired the remaining 49% in January 1997. Premium Pet Food includes the operations of the Vet's Choice joint venture of which the Company owns a 50.5 percent interest. During 1993, Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, SELECT BALANCE, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in March 1994 with the launch of SELECT BALANCE. In 1995, Vet's Choice began selling its second product line, SELECT CARE. The Company's operating results include the results of operations of the joint ventures on a consolidated basis.

            Commencing February 1, 1997, the day-to-day management of Vet's Choice was assumed by HPP. The Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. The Company will no longer report the results of operations of Vet's Choice on a consolidated basis.

            The Company's animal hospitals use the Company's veterinary diagnostic laboratory services and purchase and resell the pet food products of Vet's Choice. Revenue and the corresponding expense from intercompany sales totaling $4,130,000, $1,727,000 and $759,000 in 1996, 1995, 1994,
respectively, have been eliminated from the Company's operating results.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage of certain items in relation to revenues.


                                              Percentage of Revenues
                                          For the Years Ended December 31,
                                          --------------------------------
                                            1996       1995       1994
                                           ------     ------     ------
Revenues                                   100.0%      100.0%     100.0%
Direct costs                                76.6        74.4       78.6
Gross profit                                23.4        25.6       21.4
Selling, general and administrative         10.8        12.7       16.9
Depreciation and amortization                4.1         3.8        4.0
Merger costs                                 1.6          --         --
Restructuring charges                        3.1         1.0         --
Writedown of assets                          5.3         2.0         --
Operating (loss) income                     (1.5)        6.1        0.5
Interest income                              2.5         0.8        0.8
Interest expense                             4.3         3.2        4.6
(Loss) income before minority
  interest and income taxes                 (3.3)        3.7       (3.3)
Minority interest in income
  (loss) of subsidiaries                     3.6         2.7       (1.0)
(Loss) income before income taxes           (6.9)        1.0       (2.3)
Provision for income taxes                   1.1         2.1        1.4
Net loss                                    (8.0)%      (1.1)%     (3.7)%


REVENUES

    Animal Hospital operations represented approximately 66.3%, 62.2% and 80.0% of total Company revenues in 1996, 1995 and 1994, respectively. Laboratory operations represented 30.0%, 34.2% and 18.6% of total Company revenues in 1996, 1995 and 1994, respectively. Premium Pet Food operations represented 3.7%, 3.6% and 1.4% of total Company revenues in 1996, 1995 and 1994, respectively. The Company anticipates that Animal Hospital revenues as a percentage of total revenues will increase in future periods as a result of the expansion of the Company's animal hospital operations and the elimination of revenues from the Premium Pet Food operations in 1997 when the Company will no longer consolidate the Vet's Choice joint venture.

    The following table summarizes the Company's revenues for each of the three years in the period ended
December 31, 1996:


                               1996           1995            1994
                          -------------  -------------    ------------

       Animal Hospital    $120,842,000    $67,059,000     $41,484,000
       Laboratory           56,774,000     37,606,000      10,150,000
       Premium Pet Food      8,674,000      4,756,000         996,000
       Intercompany Sales   (4,130,000)    (1,727,000)       (759,000)
                          -------------  -------------    ------------
                          $182,160,000   $107,694,000     $51,871,000
                          =============  =============    ============


    Revenues of the Animal Hospital operations increased 61.7% from 1994 to 1995 and 80.2% from 1995 to 1996. This growth was primarily the result of growth in the number of facilities owned and operated by the Company. The increase in revenues resulting from changes in volume or prices at facilities operated during all of 1994 and 1995 was 6.0%. The increase in revenues resulting from change in volume or prices at facilities operated during all of 1995 and 1996 was 4.7%.

    Revenues of the laboratory operations increased 270.5% from 1994 to 1995 due primarily to the acquisition of Cenvet in January 1995 and the subsequent formation of the Vet Research joint venture in March 1995. Revenues of the laboratory operations increased by 51.0% from 1995 to 1996 due primarily to the acquisition of Southwest in March 1996.

    Vet's Choice began generating revenues in March 1994 when it commenced commercial distribution of SELECT BALANCE through the Company's network of animal hospitals in March 1994. Distribution was expanded nationally to independent veterinary hospitals in selected regional markets beginning in the second quarter of 1994. Vet's Choice revenue increased further in 1995 and 1996 with the introduction of SELECT CARE in the beginning of 1995.

    Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three year period commencing February 1, 1997 and to continue to support and sell the SELECT BALANCE and SELECT CARE brands through its network of animal hospitals. The agreements call for the Company to receive an aggregate of $15.3 million payable in semi-annual installments over a five year period.

GROSS PROFIT

    The following table summarizes the Company's gross profit for each of the three years in the period ended December 31, 1996:


                                1996           1995            1994
                            -----------    -----------     -----------
       Animal Hospital      $17,858,000    $11,767,000      $7,111,000
       Laboratory            21,184,000     14,277,000       3,652,000
       Premium Pet Food       3,532,000      1,551,000         349,000
                            -----------    -----------     -----------
                            $42,574,000    $27,595,000     $11,112,000
                            ===========    ===========     ===========



    Animal Hospital gross profit represents the contribution from the Animal Hospital operations and is comprised of revenues less all costs of services and products at the animal hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs and medical supply costs. Animal Hospital gross profit increased from $7,111,000 in 1994 to $11,767,000 in 1995 and to $17,858,000
in 1996, increases of $4,656,000 or 65.5% and $6,091,000 or 51.8%, respectively. As a percentage of Animal Hospital revenues, gross profit increased from 17.1% in 1994 to 17.5% in 1995 and decreased to 14.8% in 1996. The 1996 decrease was attributable primarily to the lower gross profit margins at the newly acquired facilities. Gross profit margins at existing hospitals decreased to 16.8% in 1996 from 18.3% in 1995 due to a 4.7% increase in revenues compared to a 6.6% increase in direct costs composed primarily of a 7.4% increase in salaries and benefits and a 10.6% increase in supply costs. Gross profit margins at newly acquired hospitals were 13.5% in 1996.

    Laboratory gross profit is comprised of revenues less all direct costs of services at the veterinary diagnostic laboratories, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratory gross profit increased from $3,652,000 in 1994 to $14,277,000 in 1995 and to $21,184,000 in 1996, increases of $10,625,000 and $6,907,000, respectively.
As a percentage of Laboratory revenues, gross profit earned by Laboratory operations increased from 36.0% in 1994 to 38.0% in 1995 and decreased to 37.3% in 1996. The increase in the gross profit contributed by Laboratory operations as a percentage of revenues in 1995 over 1994 was attributable to the acquisition of Cenvet and the formation of Vet Research in January and March 1995, respectively. The decrease in gross profit as a percentage of revenue in 1996 compared to 1995, was attributable to difficulties with the assimilation of the 1996 laboratory acquisitions primarily on the west coast, an increase in advertising costs associated with the Laboratory's name change to the "Antech Diagnostics" name at all laboratories, the effect of promotional pricing programs and the addition of operating personnel.

    Premium Pet Food gross profit is comprised of revenues less cost of goods sold, including freight and distribution costs. Premium Pet Food gross profit totaled $349,000 in 1994, $1,551,000 in 1995 and $3,532,000 in 1996.
As a percentage of revenues, gross profit was 35.0% in 1994, 32.6% in 1995 and 40.7% in 1996. The decrease in gross profit as a percent of revenue in 1995 compared to 1994 was attributable to the release of SELECT CARE in 1995, which has lower gross profit margins than SELECT BALANCE. Gross profit also decreased in 1995 due to increased sales to distributors which have lower gross profit margins than sales to veterinary hospitals, which were the Company's primary source of sales in 1994. The increase in gross profit as a percentage of revenues from 1995 to 1996 was primarily attributable to decreased distribution costs.

    The Company's Animal Hospital business historically has realized gross profit margins that are lower than that of the Laboratory and Premium Pet Food businesses. As the portion of the Company's revenues attributable to its Animal Hospitals operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    The following table sets forth the Company's selling, general and administrative expense for each of the three years in the period ended December 31, 1996:


                                1996           1995            1994
                            -----------    -----------      ----------
       VCA Corporate        $10,450,000    $ 6,029,000      $4,539,000
       Laboratory             4,619,000      3,569,000         812,000
       Premium Pet Food       4,666,000      4,086,000       3,428,000
                            -----------     ----------      ----------
                            $19,735,000    $13,684,000      $8,779,000
                            ===========    ===========      ==========


    VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense, and rent and occupancy costs. VCA Corporate selling, general and administrative expense increased from $4,539,000 in 1994 to $6,029,000 in 1995, and to $10,450,000 in 1996, increases of $1,490,000 or
32.8%, and $4,421,000 or 73.3% respectively. As a percentage of Animal Hospital revenues, VCA Corporate selling, general and administrative expense decreased from 10.9% in 1994 to 9.0% in 1995 and 8.6% in 1996. The decreases from 1994 to 1996 are primarily attributable to spreading the expenses over a larger revenue base.

    Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Laboratory selling, general and administrative expense increased to $4,619,000 for the year ended December 31, 1996 from $3,569,000 for the comparable period in 1995, an increase of $1,050,000. As a percentage of Laboratory revenues, Laboratory selling, general and administrative expense increased from 8.0% in 1994 to 9.5% in 1995 and decreased to 8.1% in 1996. The increase in selling, general and administrative expense from 1994 to 1995 was primarily attributable to the addition of Cenvet in January 1995 and the formation of Vet Research in March 1995. The decrease from 1995 to 1996 was primarily attributable to spreading the expenses over a larger revenue base.

    Premium Pet Food selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Premium Pet Food general and administrative expense increased from $4,086,000 in 1995 to $4,666,000 in 1996, an increase of $580,000 or 14.2%. The increases from 1994 to 1995 were primarily attributable to additional sales and administrative personnel and increases in marketing and promotional expenses associated with the launch of SELECT BALANCE in March 1994 and the launch of SELECT CARE in April 1995. The increases from 1995 to 1996 were primarily attributable to increases in selling and promotional costs.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased from $2,065,000 in 1994 to $4,144,000 in 1995 and to $7,496,000 in 1996, representing 4.0%, 3.8% and
4.1% of revenue in 1994, 1995 and 1996, respectively. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years. The increase in depreciation and amortization expense is primarily due to the acquisition of animal hospitals and veterinary diagnostic laboratories.

RESTRUCTURING AND ASSET WRITEDOWN

    As a result of the acquisition of Pets' Rx, Pet Practice and Southwest in 1996, the Company conducted a complete review of its animal hospital and laboratory operations during the third quarter ended September 30, 1996. As a result of this review, the Company determined to restructure its laboratory operations and close, merge or sell certain of its hospitals which do not meet new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations. Accordingly, the Company adopted a restructuring plan and recorded a restructuring and asset writedown charge of approximately $15.2 million.

    The major components of the restructuring plan include (1) the termination of leases, the writedown of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of five VCA animal hospitals, (2) the termination of contracts and leases, the writedown of certain real and personal property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations, (3) contract terminations and writedown of assets in connection with the move to common communications and computer systems, and (4) the closure, sale or consolidation of certain Pet Practice hospitals (which are recorded in the purchase price allocation and not as part of the restructuring and asset writedown charge).

    The restructuring plan is expected to be executed over the period continuing through the second quarter of 1997. As part of the restructuring, the Company expects to close, merge or sell eight existing VCA hospitals as well as 17 hospitals acquired in connection with the Pet Practice merger. Collectively, the hospitals have aggregate annual revenues of approximately $10.9 million. The Company is continuing to evaluate the financial performance of certain Pet Practice animal hospitals and may sell, close or merge additional facilities once this evaluation is complete. In connection with the anticipated closure of the eight VCA animal hospitals, the Company has recognized writedowns of intangibles and property and equipment of $7,919,000, charges associated with the termination of leases in the amount of $1,877,000 and severance costs of $307,000. As indicated above, the closures of the Pet Practice animal hospitals are reflected in the allocation of the purchase price and do not result in a charge against earnings. The intended restructuring of the Company's laboratory operations has resulted in accruals of approximately $490,000 for contract and lease terminations, $265,000 in severance and other employee related costs and a writedown of fixed assets in the amount of $867,000. The charge to move the Company's communications and computer systems to common systems includes an accrual for contract terminations of $2,763,000 and asset writedowns of $725,000.

    Of the $15.2 million in restructuring and asset writedown charges, $5.7 million represents cash charges and the remainder represents non-cash charges. Of the cash charges, $93,000 had been paid at December 31, 1996 and the remainder is expected to be paid over the next 60 months.

    The operations of Cenvet (acquired January 1, 1995) were merged into VRI's operations to form Vet Research. The combined operations were restructured in 1995 to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs.

    During 1995, the Company charged $2,148,000 to operations related to a writedown of goodwill and certain intangible assets at three Pets' Rx facilities. These facilities that were written down in 1995 collectively had a net loss in 1996 of approximately $16,000 and will approximate break even in 1997. The Company's goal in 1997 is to minimize the facilities' cash flow requirements and ultimately bring the facilities to a breakeven status. Management of the Company believes that the Company's strategy of building a network of animal hospitals is served by continuing to operate these animal hospitals even though the facilities themselves may not generate profits.

MERGER COSTS

    In connection with the Pets' Rx merger, the Company recorded the estimated costs to complete the transaction. The costs, amounting to $2,901,000 primarily include legal, accounting, investment advisor, termination of employment agreements and severance costs.

OPERATING (LOSS) INCOME

    Operating (loss) income increased from income of $268,000 in 1994 to income of $6,533,000 in 1995 and decreased to a loss of $2,771,000 in 1996. Operating income in 1995 includes restructuring and asset writedown changes totalling $3,234,000. The operating loss in 1996 includes restructuring and asset writedown charges and merger costs totalling $18,114,000. (See Notes 2 and 14 of Notes to Consolidated Financial Statements.) Operating (loss) income in 1994, 1995 and 1996 also includes the operating losses of Vet's Choice amounting to $3,094,000, $2,573,000 and $1,263,000, respectively.
Excluding these items, operating income would have been $3,362,000, $12,340,000 and $16,606,000, respectively, representing an increase of $8,978,000 in 1995 over 1994 and $4,266,000 in 1996 over 1995. The increase from 1994 to 1995 and from 1995 to 1996 primarily reflects higher operating income at the Company's veterinary diagnostic laboratories, increased pet food sales and an increase in the number of animal hospitals and veterinary diagnostic laboratories owned and operated by the Company. As a percentage of revenues, operating income excluding the Vet's Choice losses and the restructuring and asset writedown and merger costs would have been 6.5% in 1994, 11.5% in 1995 and 9.1% in 1996.

INTEREST INCOME

    Interest income increased from $404,000 in 1994 to $828,000 in 1995 and to $4,487,000 in 1996, an increase of $424,000 and $3,659,000, respectively.
These increases are primarily due to changes in the Company's average daily cash and marketable securities balances which in 1996 were attributable to the proceeds from the sale of the convertible debentures. As a percentage of revenues, interest income increased from 0.8% in 1994 and 1995 to 2.5% in 1996.

INTEREST EXPENSE

    Interest expense increased from $2,388,000 in 1994 to $3,377,000 in 1995 and $7,812,000 in 1996, increases of $989,000 or 41.4% and $4,435,000 or
131.3%, respectively. These increases are primarily due to increases in the Company's outstanding indebtedness incurred for acquisitions and the sale of $84,385,000 of 5.25% convertible subordinated debentures in April 1996.
As a percentage of revenues, interest expense decreased from 4.6% in 1994 to 3.1% in 1995 and increased to 4.3% in 1996.

INCOME TAXES

    Income taxes were $731,000, $2,238,000 and $1,959,000 in 1994, 1995 and
1996, respectively. A reconciliation of the provision for income taxes for each of the three years in the period ended December 31, 1996 to the amount computed at the Federal statutory rate is included in Note 12 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for each of the years was higher than the statutory rate and the Company expects that its effective income tax rate will be higher than the statutory rate in the future primarily due to the nondeductibility for income tax purposes of the amortization of goodwill at certain of the Company's facilities. In addition, the Company's effective tax rate was higher than the statutory rate in 1996 and 1995 due to the nondeductibility of the writedown of certain assets, restructuring charges and acquisition related costs.

MINORITY INTEREST

    Minority interest in income (loss) of the consolidated subsidiaries was ($540,000), $2,960,000 and $6,577,000, in 1994, 1995 and 1996, respectively.
The increases are primarily due to the earnings of the Vet Research joint venture and the reduced losses of Vet's Choice. In 1997, the Company acquired the remaining 49% interest in the Vet Research joint venture and the Vet's Choice joint venture was restructured such that it will no longer be consolidated. Consequently, minority interest in income of the consolidated subsidiaries in the future will represent solely partners' interest in various hospitals which in 1996 amounted to approximately $357,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations require continued access to cash, primarily to fund acquisitions, reduce long-term debt obligations and to fund property and equipment additions.

    Cash provided by operations during the years ended December 31, 1996, 1995 and 1994 was $1,603,000, $3,837,000 and $1,081,000, respectively. The
Company's operating cash flow was adversely impacted by the Vet's Choice joint venture, which had a net cash outflow of $1,715,000, $3,043,000 and $2,878,000 in 1996, 1995 and 1994, respectively. Excluding the Vet's Choice operations, cash provided by operations in 1996, 1995 and 1994 was $3,318,000, $6,880,000 and $3,959,000, respectively.

    During 1996, 1995 and 1994, in connection with acquisitions, the Company used cash in the amounts of $27,496,000 (acquisition of 122 hospitals and six veterinary diagnostic laboratories), $9,147,000 (acquisition of 25 hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in PAL) and $6,810,000 (acquisition of five animal hospitals and one veterinary diagnostic laboratory). Additionally, in 1995 and 1994, the Company paid $250,000 and $60,000 to acquire options to purchase the land and building of four facilities. From January 1, 1997 through March 26, 1997, the Company used $825,000 in connection with the acquisition of three animal hospitals and $18.6 million in cash to acquire the remaining 49% interest in Vet Research Laboratory.

    During 1996, 1995 and 1994, the Company used $6,962,000, $2,983,000 and
$1,166,000 to purchase property, plant and equipment and $11,135,000, $6,241,000 and $3,097,000 to reduce long-term obligations.

    In April 1996, the Company received net proceeds of $82,034,000 related to the sale, in an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, are convertible into approximately 2.5 million shares of the Company's common stock at a rate of $34.35 per share. Also in 1996 and in 1995, the Company received net proceeds of $13,800,000 and $8,896,000 in connection with the exercise of 1,962,452 and 1,271,508, respectively, of its redeemable warrants. The warrants expired in October 1996. In connection with the formation of Vet Research in March 1995, the Company issued warrants to purchase 363,636 shares of its common stock at $11.00 per share (the "Vet Research warrants"). During 1996 and 1995, the Company received $2,134,000 and $550,000 in connection with the exercise of 194,000 and 50,000 of these warrants, respectively. The warrants expired in the first quarter of 1997.

    In January 1995, Star-Kist Foods, Inc. through its division, HPP, purchased 1,159,420 shares of the Company's common stock at $8.625 per share, resulting in net proceeds to the Company of $9,980,000. In November 1995, the Company completed a secondary public offering of 2,965,026 shares of common stock for net proceeds of approximately $33,932,000.

    Of its cash and equivalents on hand at December 31, 1996 and 1995, approximately $2,023,000 and $1,907,000, respectively, was restricted for use by Vet's Choice. During the year ended December 31, 1995, Vet's Choice used $3,075,000 of cash to fund its operating losses, the opening of three regional warehouses, marketing and promotional expenses and an increase in its sales force. As provided for in its joint venture agreement, the Company and HPP each contributed $1.0 million to Vet's Choice in 1996 and 1995.In connection with the restructuring of the Vet's Choice joint venture agreement in February 1997, Vet's Choice made a capital distribution to the Company amounting to $1,329,000.

    The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of animal hospitals and veterinary diagnostic laboratories for cash, stock and notes payable. Subject to available capital, the Company anticipates it will complete the acquisition of an additional 20 to 30 individual animal hospitals in 1997, which will require cash of up to $15.0 million. In addition, the Company continues to examine acquisition opportunities in the veterinary laboratory field which may impose additional cash requirements.

    The Company has debt payment obligations related to the Animal Hospital and Laboratory operations owned as of March 26, 1997 of approximately $14.2 and $16.8 million in the years ended December 31, 1997 and 1998, respectively. In addition, interest payments on the convertible debentures amount to $4,430,000 annually. In addition to normal property and plant additions, the Company expects to continue to upgrade its management information systems in 1997 and change the signage at over 100 animal hospitals for a combined cost of approximately $1 million.

    Excluding Vet's Choice, the Company had cash and marketable securities of $100,904,000 at December 31, 1996.

    The Company intends to fund its future cash requirements primarily from cash on hand, the sale of its marketable securities and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months. A significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions. Consequently, the Company may need to obtain additional debt or equity financings. The type, timing and terms of financing selected by the Company will be dependent upon the Company's cash needs, the availability of other financing sources and prevailing conditions in the financial markets.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement in January 1996 did not impact the Company's financial position or results of operations.

    In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The Company adopted the Statement in 1996 by making the required note disclosures only. Therefore, the adoption of the Statement did not have an effect on the Company's financial position or results of operations.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Although not readily detectable because of the impact of acquisitions, the Company's operations are somewhat seasonal. In particular, revenues at the Company's animal hospitals historically have been greater in the second and third quarters than in the first and fourth quarters. The demand for the Company's veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, the number of daylight hours, as well as general economic conditions. The Company expects its laboratory operations to experience the same seasonality as its animal hospitals. A substantial portion of the Company's costs are fixed and do not vary with the level of demand. Consequently, net income for the second and third quarters, at individual animal hospitals, generally has been higher than that experienced in the first and fourth quarters.

    The following table sets forth revenues, gross profit and operating income for each of the quarters since January 1, 1995:


                                                           Quarter Ended
                                     ----------------------------------------------------------
(In thousands)                       December 31,     September 30,      June 30,      March 31,
                                         1996             1996             1996           1996
                                     -----------      ------------      ----------     ---------
1996
Revenues                               $52,321           $52,399          $42,208       $35,232
Net income (loss)                      (2,619)          (11,469)          (1,304)           760
Earnings (loss) per share               (0.14)            (0.66)           (0.09)          0.05


                                                           Quarter Ended
                                     ----------------------------------------------------------

                                     December 31,     September 30,      June 30,      March 31,
                                         1995             1995             1995           1995
                                     -----------      ------------      ----------     ---------

1995
Revenues                              $30,578            $31,015          $27,449       $18,652
Net income (loss)                      (1,777)             1,032              567       (1,036)
Earnings (loss) per share               (0.16)              0.09             0.05        (0.13)


INFLATION

     Historically, the Company's operations have not been materially affected by inflation. There can be no assurance that the Company's operations will not be affected by inflation in the future.

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

     Achieving these anticipated benefits depends in part on the efficient, effective and timely integration of the operations of Pets' Rx and Pet Practice with those of the Company. The combination of these businesses requires, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' development teams and the identification and elimination of redundant overhead and poor-performing hospitals. These tasks are substantially complete as of the date of this report. However, full integration will require additional efforts.

     As a result of the integration process, the Company was unable to engage in adequate marketing activities and, as a result, same-store sales growth of the animal hospitals of the Company and those acquired through the Pet Practice and Pets' Rx acquisitions declined. In addition, there existed significant redundant overhead at the regional and corporate offices of the companies which resulted in increased operational expenses during the integration period. Also during this period, the Company closed, combined or sold approximately 17 animal hospitals which did not meet the Company's performance criteria. The integration process also required significant dedication of management resources. During the integration period, the accounting staff of the Company primarily focused on closing the books of the Pet Practice and Pets' Rx and recording the acquisition on the books of the Company. Operations personnel focused on integrating the management staffs and organizational cultures of the three geographically separated organizations. The combined staff focused on reducing overhead, integrating personnel policies and procedures and developing the VCA identity in marketing materials and hospital signage. Consequently, during this period, the Company experienced operational inefficiencies and increased expenses.

     Moreover, during the integration period, the Company was in the process of implementing new management information systems designed to integrate the financial information of all of the animal hospitals and veterinary laboratories of the companies in one system. See "Management Information Systems" below.

     While a significant portion of the integration of the companies is complete, it is anticipated that the integration will continue to require substantial dedication from management. There can be no assurance that the problems associated with the integration identified above will not continue or that the integration on an ongoing basis will proceed smoothly or successfully. Furthermore, even if the operations of the three companies are ultimately successfully integrated, it is anticipated that the integration will continue to be accomplished over time and, in the interim, the combination may continue to have an adverse effect on the business, results of operations and financial condition of VCA.

RAPID EXPANSION AND MANAGEMENT OF GROWTH

     Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). In 1996, the Company completed the acquisition of Pet Practice, Pets' Rx, 22 animal hospitals and 6 veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $42.2 million in 1994 to $92.1 million in 1995, to $182.2 million in 1996 and to unaudited proforma 1996 revenue of over $228 million. In addition, during this period, the Company entered two new lines of business, veterinary diagnostic laboratories and premium pet food.

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

MANAGEMENT INFORMATION SYSTEMS

     The growth experienced by the Company, and specifically the acquisitions of Pet Practice and Pets' Rx, and the corresponding increased need for timely information, have placed significant demands on the Company's existing accounting and management information systems. The Company is in the process of implementing new management information systems to collect and organize data from all of its operations. Once integrated, the Company anticipates that the new systems will result in the automation of certain time intensive manual procedures, daily access, if desired, to information relating to sales, revenues and other financial and operational data from each animal hospital and veterinary laboratory and ultimately in the delivery of financial information to management and preparation of consolidated financial reports, each on a more timely basis. While the Company has begun the process of implementing new system, the continued development and installation of the systems involves the risk of unanticipated delay and expenses. There can be no assurance that the Company will successfully or timely implement the new systems or that it will effectively serve the Company's future information requirements.

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

LEVERAGE

     The Company has incurred substantial indebtedness in connection with the acquisition of its animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. The Company had at December 31, 1996, consolidated long-term obligations (including current portion) of $148.8 million. At December 31, 1996 and 1995, the Company's ratio of long-term debt to total stockholders' equity was 88.9% and 49.1%, respectively.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At December 31, 1996, the Company's balance sheet reflected $183.7 million of intangible assets of these types, a substantial portion of the Company's $354.0 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

     In addition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that these intangible assets should be evaluated for possible impairment, they may be required to reduce the carrying value of intangible assets, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. In accordance with this policy, the Company recognized a writedown of goodwill and related assets in the amount of $2.3 million in 1993 in connection with three of the Company's facilities which were not performing. Further, the Company has recognized a writedown of goodwill and related assets in the amount of $9.5 million as part of its restructuring plan adopted during the third and fourth quarters of 1996. There can be no assurance that the Company will not be required to writedown assets further in future periods.

GUARANTEED PAYMENTS

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within nine months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 15 consecutive days, depending on the terms of the specific acquisition at issue. There are 256,672 Guarantee Shares outstanding at March 26, 1997 with Issue Prices ranging from $11.62 to $24.53, with a weighted average of $17.30, that have not met their respective Release Prices for the specified period or have not been delivered due to escrow arrangements. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

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

DEPENDENCE ON KEY MANAGEMENT

     The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. VCA has an employment contract with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer of VCA, and Mr. Neil Tauber, Senior Vice President of VCA, each of which expires in December 2002. VCA has no other written employment agreements with its executive officers. None of VCA's officers are parties to noncompetition covenants which extend beyond the term of their employment with VCA. VCA maintains "key man" life insurance on Mr. Robert Antin in the amount of $3.0 million, of which VCA is the sole beneficiary. VCA does not maintain any insurance on the lives of its other senior management. As VCA continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that VCA will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of VCA's acquisitions may depend on VCA's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a material adverse effect upon VCA's business.

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

GOVERNMENT REGULATION

     The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

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

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of March 26, 1997, the Company had 19,344,643 shares of common stock outstanding (including 97,773 shares held in treasury), most of which are either freely tradeable in the public market without restriction or tradeable in accordance with Rule 144 under the Act. There are also 237,199 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 583,333 shares issuable upon conversion of outstanding preferred stock; 3,688,930 shares of the Company's common stock issuable upon exercise of outstanding stock options; 41,608 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                              _________________

                                                                      PAGE
                                                                      ----

Report of Independent Public Accountants                                27
Consolidated Balance Sheets at December 31, 1996 and 1995               28
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                      29
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1996, 1995 and 1994                                30
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                      31
Notes to Consolidated Financial Statements                              33

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Veterinary Centers of America,
Inc.:

     We have audited the accompanying consolidated balance sheets of Veterinary Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veterinary Centers of America, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                             /s/ Arthur Andersen LLP

                                             ARTHUR ANDERSEN LLP



Los Angeles, California
March 14, 1997


                  VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                At December 31, 1996 and 1995

                                        A S S E T S
                                                                           1996                1995
                                                                      ---------------    ---------------

CURRENT ASSETS:
 Cash and equivalents                                                 $   23,820,000      $   5,396,000
 Marketable securities                                                    79,107,000         42,155,000
 Trade accounts receivable, less allowance for uncollectible accounts of $4,212,000 and $1,671,000 at December 31, 1996
   and 1995, respectively                                                  9,583,000          6,508,000
 Inventory, prepaid expenses and other                                     8,788,000          4,084,000
 Deferred income taxes                                                     2,331,000          1,175,000
 Prepaid income taxes                                                      2,137,000            494,000
                                                                      ---------------    ---------------
       Total current assets                                              125,766,000         59,812,000
PROPERTY, PLANT AND EQUIPMENT, NET.                                       37,467,000         18,169,000
DEFERRED INCOME TAXES                                                      1,352,000                 --
OTHER ASSETS:
 Goodwill, net                                                           178,806,000         66,943,000
 Covenants not to compete, net                                             4,933,000          5,210,000
 Building purchase options                                                   887,000          1,087,000
 Notes receivable                                                          1,486,000            978,000
 Deferred costs and other                                                  3,312,000          1,217,000
                                                                      ---------------    ---------------
                                                                      $  354,009,000      $ 153,416,000
                                                                      ===============    ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term obligations                             $   14,055,000      $   7,496,000
 Accounts payable                                                          6,923,000          5,930,000
 Accrued payroll and related liabilities                                   7,177,000          2,972,000
 Accrued restructuring costs                                               8,847,000            849,000
 Accrued interest                                                          1,256,000            288,000
 Other accrued liabilities                                                 8,857,000          2,729,000
                                                                      ---------------    ---------------
       Total current liabilities                                          47,115,000         20,264,000
LONG-TERM OBLIGATIONS, less current portion                              134,767,000         36,778,000
DEFERRED INCOME TAXES                                                             --          1,301,000
MINORITY INTEREST                                                          4,777,000          4,856,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; authorized -- 1,000,000 shares:
       Issued and outstanding -- 583,333 at December 31, 1996 and 1995         1,000              1,000
  Common stock; $.001 par value; authorized -- 60,000,000 shares:
       Issued and outstanding including shares in treasury --
              19,268,648 and 12,845,831 at December 31, 1996 and
              1995, respectively                                              20,000             13,000
  Additional paid-in capital                                             192,167,000         99,685,000
  Accumulated deficit                                                    (24,114,000)        (9,482,000)
  Less cost of common stock held in treasury, 97,773 shares at
       December 31, 1996                                                    (724,000)                --
                                                                      ---------------    ---------------
          Total stockholders' equity                                     167,350,000         90,217,000
                                                                      ---------------    ---------------
                                                                      $  354,009,000      $ 153,416,000
                                                                      ===============    ===============

The accompanying notes are an integral part of these consolidated balance sheets.


                      VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years Ended December 31, 1996, 1995 and 1994

                             1996                1995              1994
                        ---------------     ---------------    ---------------

Revenues                 $   182,160,000     $   107,694,000    $    51,871,000
Direct costs                 139,586,000          80,099,000         40,759,000
                         ---------------     ---------------    ---------------
Gross profit                  42,574,000          27,595,000         11,112,000
Selling, general and
  administrative              19,735,000          13,684,000          8,779,000
Depreciation and
  amortization                 7,496,000           4,144,000          2,065,000
Merger costs                   2,901,000                  --                 --
Restructuring charges          5,701,000           1,086,000                 --
Writedown of assets            9,512,000           2,148,000                 --
                         ---------------     ---------------    ---------------
Operating (loss)
  income                      (2,771,000)          6,533,000            268,000
Interest income                4,487,000             828,000            404,000
Interest expense               7,812,000           3,377,000          2,388,000
                         ---------------     ---------------    ---------------
(Loss) income before
  minority interest
  and provision for
  income taxes                (6,096,000)          3,984,000         (1,716,000)
Minority interest in
  income (loss) of
  subsidiaries                 6,577,000           2,960,000           (540,000)
                         ---------------     ---------------    ---------------
(Loss) income before
  provision for
  income taxes               (12,673,000)          1,024,000         (1,176,000)
Provision for
  income taxes                 1,959,000           2,238,000            731,000
                         ---------------     ---------------    ---------------
Net loss                 $   (14,632,000)     $   (1,214,000)   $    (1,907,000)
                          ===============     ===============    ===============

Net loss per common
  share                  $         (0.92)     $        (0.13)   $         (0.31)
                         ===============      ==============    ===============

Average common shares
  used for computing
  loss per share              15,941,000           9,224,000          6,202,000
                         ===============     ===============    ===============



The accompanying notes are an integral part of these consolidated financial statements.


                    VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                        Additional
                                         Common Stock          Preferred Stock       Treasury Stock       Paid-In
Accumulated
                                     Shares      Amount      Shares     Amount     Shares     Amount      Capital        (Deficit)
                                    --------     -------     -------    -------    -------    -------  ------------    -----------
BALANCES, December 31, 1993        5,483,806    $ 5,000     583,333    $ 1,000         --    $    --  $ 26,238,000    $(6,137,000)
  Sale of common stock               125,808         --          --         --         --         --     3,245,000             --
  Sale of warrants                        --         --          --         --         --         --        13,000             --
  Exercise of warrants                55,580         --          --         --         --         --        55,000             --
  Stock dividend                       8,256         --          --         --         --         --       224,000       (224,000)
  Stock issued for payment
    of interest                       30,841         --          --         --         --         --       223,000             --
  Issued under stock option plans     32,765         --          --         --         --         --       198,000             --
  Business acquisitions              237,483         --          --         --         --         --     1,732,000             --
  Conversion of convertible debt     210,373      1,000          --         --         --         --     1,232,000             --
  Settlement of guaranteed
    purchase price contingently
    payable in cash or common
    stock                             63,214         --          --         --         --         --       470,000             --
  Net loss                                --         --          --         --         --         --            --     (1,907,000)
                                  ----------   --------    --------   --------     -------  -------- -------------    -----------
BALANCES, December 31, 1994        6,248,126      6,000     583,333      1,000         --         --     33,630,000    (8,268,000)
  Sale of common stock             4,129,616      4,000          --         --         --         --     44,058,000            --
  Sale of redeemable warrants          4,607         --          --         --         --         --         58,000            --
  Exercise of redeemable warrants  1,271,508      2,000          --         --         --         --      8,894,000            --
  Exercise of warrants issued
    in connection with the Vet
    Research joint venture            50,000         --          --         --         --         --        550,000            --
  Issued under stock plans            29,367         --          --         --         --         --        209,000            --
  Business acquisitions            1,075,288      1,000          --         --         --         --     11,979,000            --
  Conversion of convertible debt      37,319         --          --         --         --         --        254,000            --
  Settlement of guaranteed
    purchase price contingently
    payable in cash or common stock      --         --          --         --         --         --         53,000            --
  Net loss                               --         --          --         --         --         --             --    (1,214,000)
                                  ----------   --------    --------   --------     -------   ------- -------------    -----------
BALANCES, December 31, 1995       12,845,831     13,000     583,333      1,000         --         --     99,685,000    (9,482,000)
  Sale of common stock                 7,514         --          --         --         --         --        207,000            --
  Exercise of redeemable warrants  1,962,452      2,000          --         --         --         --     13,798,000            --
  Exercise of warrants issued in
    connection with the Vet
    Research joint venture           194,000         --          --         --         --         --      2,134,000            --
  Issued under stock option plans     79,090         --          --         --         --         --        337,000            --
  Business acquisitions            4,120,100      5,000          --         --         --         --     74,814,000            --
  Conversion of convertible debt       5,742         --          --         --         --         --         54,000            --
  Settlement of guaranteed purchase
    price contingently payable in
    cash or common stock               9,169         --          --         --         --         --             --            --
  Purchase of treasury shares            --          --          --         --    (97,773)  (724,000)             --            --
  Issuance of stock in settlement
    of employment obligations         44,750         --          --         --         --         --      1,138,000            --
  Net loss                               --          --          --         --         --          --            --   (14,632,000)
                                  ----------   --------    --------   --------     -------   ------- -------------  -------------
BALANCES, December 31, 1996       19,268,648  $  20,000    583,333    $ 1,000     (97,773)$(724,000)  $192,167,000  $(24,114,000)
                                  ==========   ========    =======    =======     ======== ========= =============  =============


The accompanying notes are an integral part of these consolidated financial statements.


                   VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended December 31, 1996, 1995 and 1994

                                                      1996                     1995                    1994
                                                ------------             ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(14,632,000)            $ (1,214,000)            $(1,907,000)
  Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
     Depreciation and amortization                 7,496,000                4,144,000               2,065,000
     Gain on sale of land and building                    --                  (19,000)                     --
     Amortization of debt discount                   290,000                  454,000                  15,000
     Utilization of acquired NOL carryforwards            --                   69,000                      --
     Restructuring costs and asset writedowns     15,213,000                3,234,000                      --
     Minority interest in income (loss)
          of subsidiary                            6,577,000                2,960,000                (540,000)
     Distributions to minority interest partners  (7,292,000)              (4,058,000)               (904,000)
     Issuance of common stock in settlement of
          employment obligations                   1,138,000                       --                      --
     Increase in accounts receivable, net           (729,000)              (2,140,000)               (124,000)
     Increase in inventory and other              (2,111,000)              (1,875,000)               (203,000)
     Increase in prepaid income taxes             (1,643,000)                (322,000)               (509,000)
     Increase in other assets, net                  (231,000)                (208,000)               (122,000)
     Decrease (increase) in deferred income
          tax asset                                1,249,000                 (737,000)                408,000
     Increase in accounts payable and
          accrued liabilities                     (2,421,000)               3,112,000               2,829,000
     (Decrease) increase in deferred income
          tax liability                           (1,301,000)                 437,000                  73,000
                                                 -----------              -----------             -----------
        Net cash provided by operating activities  1,603,000                3,837,000               1,081,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired    (27,496,000)              (9,147,000)             (6,810,000)
  Property, plant and equipment additions, net    (6,962,000)              (2,983,000)             (1,166,000)
  Investments in marketable securities           (36,952,000)             (42,155,000)                     --
  Proceeds from the sale of assets                   209,000                  600,000                      --
  Payments for building purchase options                  --                 (250,000)                (60,000)

                                                 -----------              -----------             -----------
     Net cash used in investing activities       (71,201,000)             (53,935,000)             (8,036,000)
                                                 -----------              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of convertible
     subordinated debentures                      82,034,000                       --                      --
 (Repayment of) proceeds from line of
     credit and addition of long-term
     obligations                                          --               (1,100,000)               1,394,000
  Reduction of long-term obligations
     and notes payable                           (11,135,000)              (6,241,000)              (3,097,000)
  Payments received (advances made)
     on notes receivable                             379,000                  272,000                  (43,000)
  Payments on guaranteed purchase price
    contingently payable in cash or
    common stock                                          --                  (19,000)                      --
  Net proceeds from sale of common stock             207,000               44,062,000                3,245,000
  Net proceeds from exercise of redeemable
    warrants                                      13,800,000                8,896,000                   55,000
  Proceeds from exercise of warrants issued
     in connection with Vet Research
     joint venture                                 2,134,000                  550,000                       --
  Proceeds from sale of warrants                          --                   58,000                   13,000
  Proceeds from issuance of common stock
     under stock option plans                        337,000                  209,000                  198,000
  Capital contribution of minority
     interest partners                               990,000                1,000,000                   30,000
  Purchase of treasury stock                        (724,000)                      --                       --
                                                 -----------              -----------             -----------
        Net cash provided by
        financing activities                      88,022,000               47,687,000                1,795,000
                                                 -----------              -----------             -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS       18,424,000               (2,411,000)              (5,160,000)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR          5,396,000                7,807,000               12,967,000
                                                 -----------              -----------             -----------
CASH AND EQUIVALENTS AT END OF YEAR             $ 23,820,000              $ 5,396,000              $ 7,807,000
                                                ============              ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.


            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended December 31, 1996, 1995 and 1994
                                (Continued)



                                                          1996                     1995                    1994
                                                 ---------------          ---------------         ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                  $     6,828,000          $     2,878,000          $    2,277,000
  Income taxes paid                                    3,774,000                2,688,000                 759,000

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  In connection with acquisitions, assets acquired
     and liabilities assumed were as follows:
   Fair value of assets acquired                 $   146,756,000          $    43,223,000          $   19,584,000
   Less: Consideration given
     Cash paid                                       (25,345,000)              (9,147,000)             (6,810,000)
     Cash paid in settlement of assumed
        liabilities                                   (2,151,000)                      --                      --
     Common stock issued                             (74,819,000)             (11,980,000)             (1,732,000)
                                                 ---------------          ---------------         ---------------
   Liabilities assumed including notes
        payable issued                           $    44,441,000          $    22,096,000          $   11,042,000
                                                 ===============          ===============         ===============
   In connection with the formation of the
     joint venture and partnerships, assets
     and liabilities contributed by the
     partners were as follows:
   Assets                                        $       295,000          $     3,467,000          $      330,000
   Liabilities                                                --                1,063,000                      --
                                                 ---------------          ---------------         ---------------
   Non-cash capital contribution of minority
     interest partners                           $       295,000          $     2,404,000          $      330,000
                                                 ===============          ===============         ===============
   Issuance of common stock in exchange
     for convertible debt                        $        54,000          $       254,000          $    1,232,000
                                                 ===============          ===============         ===============
   Settlement of guaranteed purchase price
     through issuance of common stock            $            --          $        53,000          $      482,000
                                                 ===============          ===============         ===============
   Non-cash increase in long-term
     obligations due to purchase of
     equipment and building                      $       510,000          $       262,000          $      164,000
                                                 ===============          ===============         ===============
   Conversion of accounts payable
     to notes payable                            $            --          $       381,000          $           --
                                                 ===============          ===============         ===============
   Payment of accrued interest on
     notes by issuance of common stock           $            --          $            --          $      223,000
                                                 ===============          ===============         ===============


The accompanying notes are an integral part of these consolidated financial statements.

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

1.  THE COMPANY

Veterinary Centers of America, Inc. ("VCA" or the "Company"), a Delaware corporation, was founded in 1986 and is a leading companion animal health care company. The Company operates one of the largest networks of free-standing, full service animal hospitals in the country and one of the largest networks of veterinary-exclusive diagnostic laboratories in the nation. The Company also markets both a life-stage and a therapeutic line of premium pet foods through Vet's Choice, a joint venture with Heinz Pet Products ("HPP"), an affiliate of H.J. Heinz Company.

In 1993, the Company began to expand the scope of its operations in order to realize its goals of integrating the markets for veterinary care, veterinary diagnostic laboratories and premium pet food. The integration of these three markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners. From January 1, 1993 through December 31, 1995, the Company acquired and integrated into its operations 36 animal hospitals. Also in 1993, the Company entered into a joint venture called Vet's Choice, with HPP to develop, manufacture and market a full-line of premium pet food. In March 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70 percent interest in Professional Animal Laboratory ("PAL"). In January 1995, the Company acquired an additional veterinary diagnostic laboratory, Cenvet, Inc. ("Cenvet"), which it then contributed in March 1995 to Vet Research Laboratories, LLC ("Vet Research"), a joint venture in exchange for a 51 percent interest therein. Vet Research is a combination of the operations of Cenvet and that of a full-service veterinary laboratory known as Vet Research, Inc. In 1995, the Company further expanded its veterinary diagnostic laboratory operations by acquiring four smaller, regional veterinary diagnostic laboratories and by purchasing the remaining 30 percent interest in PAL.

In 1996, the Company continued its expansion of its animal hospital operations with the mergers with Pets' Rx, Inc. ("Pets' Rx") in June 1996 (16 hospitals) and The Pet Practice, Inc. ("Pet Practice") in July 1996 (84 hospitals) as well as the acquisition of an additional 22 animal hospitals in separate transactions throughout the year. The Company's laboratory operations were expanded with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in March 1996, and five other laboratories throughout the year.

At December 31, 1996, the Company owned or operated 161 animal hospitals, 20 of which were located in Northern California, 18 in each of Southern California, Florida and Illinois, 15 in Michigan, 10 in Indiana, nine in Pennsylvania, seven in each of Massachusetts, Maryland and Ohio, six in Nevada, five in Texas, three in each of Delaware, Virginia, New Mexico and Alaska, two in each of Colorado and Utah, and one in each of Arizona, Georgia, Hawaii, West Virginia and New Jersey. The Company's animal hospitals provide primary care, diagnostic, surgical and boarding services for animals. The Company's network of veterinary diagnostic laboratories consists of four full-service laboratories and eight "STAT" (quick response) laboratories located throughout the country.

On June 19, 1996, the Company acquired all of the outstanding shares of Pets' Rx in exchange for 801,054 shares of VCA common stock. Pets' Rx owned 16 veterinary hospitals. The business combination was treated for accounting purposes as a pooling of interests, and accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. Previously reported financial information for VCA and Pets' Rx for each of the three years in the period ended December 31, 1996, is shown in the table below.

The following table summarizes the revenues and net loss for each of the companies combined:


                                       Years Ended December 31,
                               ---------------------------------------------
                                     1996            1995           1994
                               -------------     ------------   -----------
Revenues:
 Pre-merger
   VCA                          $64,763,000      $92,072,000   $42,233,000
   Pets' Rx                       7,849,000       15,622,000     9,638,000
                               -------------     ------------  ------------
                                 72,612,000      107,694,000    51,871,000
 Post-merger                    109,548,000               --            --
                               -------------     ------------  ------------
                               $182,160,000     $107,694,000   $51,871,000
                               =============     ============  ============

Net (loss) income:
 Pre-merger
   VCA                         $  1,647,000      $ 2,564,000   $   589,000
   Pets' Rx                        (658,000)      (1,977,000)   (2,805,000)
   Merger adjustments               212,000       (1,801,000)      309,000
                               -------------     ------------  ------------
                                   1,201,000      (1,214,000)   (1,907,000)
 Post-merger                    (15,833,000)               --            --
                               -------------     ------------  ------------
                               $(14,632,000)     $(1,214,000)  $(1,907,000)
                               =============     ============  ============



VCA's 1996 pre-merger net income includes merger expenses of $2,901,000;
these expenses consist principally of legal, accounting, investment advisor, termination of employment agreements and severance costs. The merger adjustments were recorded to conform certain accounting methods of Pets' Rx to those of VCA. These adjustments reduced intangible asset amortization expense by $212,000, $347,000 and $309,000 in 1996, 1995 and 1994,
respectively, and wrote-off intangible assets of $2,148,000 in 1995 associated with certain animal hospitals whose projected future operating results would not result in the recovery of such intangible assets under VCA's accounting method.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   PRINCIPLES OF CONSOLIDATION

In addition to veterinary hospitals which the Company owns, it also manages the operations of certain other animal hospitals. The Company has direct or indirect unilateral and perpetual control over the assets and operations of the professional corporations for all periods presented, other than by means of owning the majority of the voting stock of the professional corporation. Each professional corporation has entered into a management agreement with the Company pursuant to which the Company manages all aspects of its operations other than the practice of veterinary medicine, which is the sole domain of the licensed professional. Additionally, the Company or one of its subsidiaries and each shareholder/director has entered into a shareholder's agreement pursuant to which the Company has the option to purchase, or to designate a purchaser for, the stock of the professional corporation for a nominal amount. Consequently, these professional corporations are consolidated with the other controlled operations of the Company. The Company believes that consolidation of the financial statements of these professional corporations is necessary to present fairly the financial position and results of operations of the Company. All significant inter-entity transactions have been eliminated in consolidation.

b.  CASH AND EQUIVALENTS

For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments to be cash equivalents. Of its cash on hand at December 31, 1996 and 1995, $2,023,000 and $1,907,000,
respectively, was restricted for use in the conduct of the Vet's Choice joint venture.

c.   MARKETABLE SECURITIES

All marketable securities are classified as held for sale and are available to support current operations and acquisitions. The Company currently invests in only high quality, short-term investments. There were no significant differences between amortized cost and estimated fair value at December 31, 1996 and 1995. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses for both years have been minimal.

d.  INVENTORY

Inventory is valued at the lower of cost or market using the first-in, first-out method.

e.  NOTES RECEIVABLE

Notes receivable are not market traded financial instruments. The amounts recorded approximate fair value. The notes bear interest at rates varying from 8% to 9% per annum.

f.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Land, buildings and equipment held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:


       Buildings and improvements                   5 to 30 years
       Leasehold improvements                       10 to 15 years
       Furniture and equipment                      5 to 7 years
       Property held under capital leases           5 to 30 years

Property, plant and equipment consisted of:


                                                1996           1995
                                            -----------    -----------
     Land                                    $6,635,000     $2,795,000
     Land held under capital leases             362,000             --
     Building and improvements               13,774,000      6,709,000
     Buildings held under capital leases        835,000             --
     Leasehold improvements                   3,915,000      2,410,000
     Furniture and equipment                 17,468,000      8,942,000
     Equipment held under capital leases      1,552,000      1,334,000
                                           ------------   ------------
                                             44,541,000     22,190,000
     Less -- Accumulated depreciation       (7,074,000)    (4,021,000)
                                           ------------   ------------
                                            $37,467,000    $18,169,000
                                           ============   ============


Accumulated depreciation on buildings and equipment held under capital leases amounted to $527,000 and $303,000 at December 31, 1996 and 1995, respectively.

g.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relating to acquisitions represents the purchase price paid and liabilities incurred in excess of the fair market value of net assets acquired. Goodwill is amortized over the expected period to be benefited, not exceeding 40 years, on a straight-line basis.

Subsequent to its acquisitions, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related facility's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable (Note 14).

Other intangible assets principally include covenants not to compete. The value assigned to the covenants not to compete is amortized on a straight-line basis over the term of the agreements (principally 5 to 10 years).

Accumulated amortization of goodwill and covenants not to compete at December 31, 1996 is $14,424,000 and $3,871,000, respectively. Accumulated amortization of goodwill and covenants not to compete at December 31, 1995 is $3,563,000 and $2,986,000, respectively.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The

Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this Statement in the first quarter of 1996 did not impact the Company's financial position or its results of operations.

h.  USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of
Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company adopted SFAS 123 in 1996 by making the required note disclosures only. Therefore, the adoption of SFAS 123 did not have an effect on the Company's financial positions or results of operations.

j.  RECLASSIFICATIONS

Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

3.  ACQUISITIONS AND DISPOSITIONS

On July 19, 1996, the Company completed the acquisition of Pet Practice for a total consideration (including acquisition costs) of $97,930,000 consisting of 3,516,268 shares of VCA common stock, with a value at the date of acquisition of $65,930,000, and the assumption of liabilities totaling $32,000,000. In addition, outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase.

On June 19, 1996, the Company completed the merger with Pets' Rx for 801,054 shares of VCA common stock. In addition, outstanding Pets' Rx warrants, options and convertible securities were converted into the right to purchase an additional 111,607 shares of VCA common stock. Pets' Rx owned 16 veterinary hospitals in the San Jose and Sacramento, California and the Las Vegas, Nevada markets. The Pets' Rx acquisition was accounted for as a pooling of interests.

During 1996, the Company purchased 22 animal hospitals for an aggregate consideration (including acquisition costs) of $28,261,000 consisting of $9,691,000 in cash, $9,296,000 in debt, 518,056 shares of VCA common stock, with a value of $7,389,000, and the assumption of liabilities totaling $1,885,000.

Also during 1996, the Company purchased six veterinary diagnostic laboratories for an aggregate consideration of $20,565,000, including acquisition costs, consisting of $15,654,000 in cash, $2,510,000 in long-term obligations, 85,776 shares of VCA common stock, with a value of $1,500,000 and the assumption of liabilities totaling $901,000.

Through December 31, 1996, the Company has sold, closed or merged 11 of the Pet Practice hospitals with annual revenues of approximately $4.0 million. Net proceeds from the sale of the hospitals amounted to $134,000. The Company is continuing to evaluate the financial performance of the remaining Pet Practice animal hospitals and may close or sell additional facilities as the evaluation is completed. The Company will complete this evaluation process by the end of the second quarter of 1997 and will record any reserves required for these possible closures as a component of the final purchase price allocation.

Also, during 1996, the Company sold two hospitals for a total consideration of $75,000 in cash which approximated the net book value of the hospitals.

During 1995, the Company purchased 26 animal hospitals for an aggregate consideration (including acquisition costs) of $29,237,000, consisting of $6,476,000 in cash, $10,899,000 in debt, 836,576 shares of common stock of the

Company with a value of $9,780,000, and the assumption of liabilities totaling $2,082,000. In addition, the Company paid $250,000 to acquire an option to purchase the land and building of two of the hospitals.

During 1995, a limited liability company (LLC) was formed by combining a veterinary clinic owned by Pets' Rx with the practice of another veterinary clinic owned by an unrelated party. Certain assets were contributed by each party to form the new entity, which is not liable for any contracts or for any indebtedness relating to the predecessor clinics. The Company has an 80% interest in the LLC.

Also during 1995, the Company purchased substantially all of the assets of Cenvet, a full-service veterinary diagnostic laboratory, four other veterinary diagnostic laboratories and the remaining 30 percent interest in PAL, for an aggregate consideration of $13,986,000, including acquisition costs, consisting of $2,671,000 in cash, $8,633,000 in long-term obligations, 238,712 shares of VCA common stock with a value of $2,200,000 and the assumption of liabilities totaling $482,000.

On March 20,1995, the Company and Vet Research, Inc., ("VRI"), formed Vet Research. In connection with the formation of Vet Research, VRI contributed all of the assets and certain of the liabilities of VRI's full-service veterinary diagnostic laboratory located in Farmingdale, New York. The Company contributed substantially all of the assets and certain of the liabilities of Cenvet for a 51 percent controlling interest in the joint venture (Note 4).

In connection with the formation of Vet Research, the Company issued warrants to purchase 363,636 shares of the common stock of the Company at $11.00 per share. The warrants were purchased at $0.001 per warrant and were exercisable until January 1997.

In 1994, the Company purchased 10 veterinary hospitals for a total consideration (including acquisition costs) of $9,785,000 consisting of $2,191,000 in cash, $3,663,000 in non-recourse promissory notes payable and $2,529,000 in secured notes payable, 91,996 shares of VCA common stock with a value of $680,000, and 2,154 shares of Pets' Rx common stock with a value of $15,000, and the assumption of liabilities totaling $382,000. In addition, the Company paid $60,000 to acquire an option to purchase the land and building of one of the hospitals.

In 1994, the Company acquired substantially all of the assets and assumed certain of the liabilities of PAL, a full-service veterinary laboratory located in Irvine, California. In connection with the purchase, the Company also acquired from a principal shareholder of PAL the real property and building occupied by the business of PAL. The business is operated by a partnership to which the Company contributed the veterinary laboratory that it previously owned. The net consideration (including acquisition costs) paid by the Company in connection with these transactions, totaling $9,799,000, consisted of $4,619,000 in cash, $3,446,000 in notes payable,
143,333 shares of VCA common stock with a value of $1,037,000, and the assumption of liabilities totaling $697,000.

All acquisitions described above (the "Acquired Companies"), with the exception of the merger with Pets' Rx, have been accounted for using the purchase method of accounting. The operations of the Acquired Companies are included in the accompanying consolidated financial statements from the dates of acquisition.

The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 1995 and 1996 acquisitions occurred at January 1, 1995. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.


                                                 (Unaudited)
                                    ----------------------------------
                                          1996                1995
                                    --------------       -------------
     Revenue                         $228,048,000        $227,181,000
     Net loss                        $(14,679,000)        $(2,993,000)
     Primary loss per share                $(0.75)             $(0.20)

     Weighted average shares used
       for computing loss per share    19,700,000          15,299,000


4.  JOINT VENTURES

In January 1993, the Company entered into a joint venture with HPP, Vet's Choice, to develop, manufacture and market new pet products and services.
The Company obtained a 50.5 percent controlling interest in the joint venture for a capital contribution of $3,030,000 in cash and was the managing general partner. HPP contributed $2,970,000 in cash for a 49.5 percent minority interest in the joint venture. As provided by the joint venture agreement, the Company and HPP each contributed approximately $1 million to the joint venture in each of 1996 and 1995. Subsequent to year end, the joint venture was restructured (Note 16).

Through December 31, 1996, the Company operated Vet Research in a joint venture with VRI. Vet Research's operating results have been accounted for as part of the consolidated operations of the Company. Distributions of distributable cash, as defined, were made pursuant to a formula contained in the operating agreement between the Company and VRI. Pursuant to that formula, during each contract year, the first $1.5 million of distributable cash was distributed to VRI; the next $3 million of distributable cash was distributed to the Company; and the remaining distributable cash was distributed 25 percent to the Company and 75 percent to VRI. The Company has recorded minority interest expense related to the joint venture of $6,809,000 and $3,646,000 in 1996 and 1995, respectively, representing 57.3 percent and
52.4 percent, respectively, of Vet Research's income.

The Company has an option pursuant to an agreement with VRI to acquire VRI's entire interest in Vet Research for a purchase price as computed in accordance with the operating agreement (Note 16).

5.  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following at December 31, 1996 and 1995:

                                                                                         1996                1995
                                                                                     ------------        ------------
MORTGAGE DEBT       Notes payable and other obligations, various maturities
                    through 2006, secured by land and buildings of certain
                    subsidiaries, various interest rates ranging from 7.3 percent to 10.5 percent with a weighted average of 8.9 percent
                    at December 31, 1996                                                 $2,381,000          $1,314,000
SECURED DEBT        Notes payable and other obligations, various maturities
                    through 2007, secured by assets and stock of certain
                    subsidiaries, various interest rates ranging from 4.0
                    percent to 12.5 percent with a weighted average of 7.1
                    percent at December 31, 1996                                         53,813,000          37,694,000
CONVERTIBLE DEBT    Notes payable, convertible into VCA common stock at
                    prices ranging from $7.00 to $15.00 per share, due
                    through 2003, secured by stock of certain subsidiaries
                    at a range of interest from 5.0 percent to 12.0 percent
                    with a weighted average of 8.2 percent at December
                    31, 1996                                                              1,659,000           2,427,000
UNSECURED DEBT      Notes payable, various maturities through 2015,
                    adjustable interest rates from 6.3 percent to 7.0 percent
                    adjusted annually, and fixed interest rates ranging from
                    5.0 percent to 7.8 percent with a weighted average of
                    6.4 percent at December 31, 1996.                                     4,847,000           2,159,000
DEBENTURES          Convertible subordinated 5.25 percent debentures, due in
                    2006, convertible into VCA common stock at $34.35 per
                    share                                                                84,385,000                  --
                                                                                       ------------        ------------
Total debt obligations                                                                  147,085,000          43,594,000
Capital lease obligations                                                                 1,901,000             931,000
Less--unamortized discount                                                                (164,000)           (251,000)
                                                                                       ------------        ------------
                                                                                        148,822,000          44,274,000
Less--current portion                                                                  (14,055,000)         (7,496,000)
                                                                                      -------------        ------------
                                                                                       $134,767,000         $36,778,000
                                                                                      =============        ============



The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1996 are presented below:


     1997                                  $ 14,055,000
     1998                                    11,691,000
     1999                                     8,752,000
     2000                                     9,114,000
     2001                                     5,448,000
     Thereafter                              99,762,000
                                           ------------
                                           $148,822,000
                                           ============

The convertible subordinated debentures may be redeemed at the option of the Company in whole or in part at any time after May 15, 1999 at 103%, after May 15, 2000 at 102%, after May 15, 2001 at 101%, and after
May 15, 2002 at 100%.

Certain acquisition debt of the Company included above and amounting to $56,194,000 and $39,008,000 at December 31, 1996 and 1995, respectively, is non-recourse debt secured solely by the assets or the stock of the veterinary hospital acquired under security arrangements whereby the creditor's sole remedy in the event of default is the contractual right to take possession of the entire veterinary hospital regardless of the outstanding indebtedness at the time of default.

The following disclosure of the estimated fair value of the Company's debt is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial

Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value, the estimates provided therein are not necessarily indicative of the amounts that could be realized in a current market exchange.


                                          December 31, 1996
                                   -----------------------------
                                     Carrying           Fair
                                      Amount           Value
                                   ------------     ------------
Fixed-rate long-term debt          $132,025,000     $102,475,000
Variable-rate long-term debt          2,742,000        2,742,000



The estimated fair value of the Company's fixed-rate long-term debt is based on prime plus an estimated spread at December 31, 1996 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

6.  PREFERRED STOCK

On December 22, 1992, the Company completed the sale of 583,333 shares of convertible preferred stock for net proceeds of $2,985,000. The shares are convertible into 583,333 shares of the Company's common stock commencing December 22, 1997. The preferred stock participates in any dividend payments on the Company's common stock on an "as if" converted basis. The preferred stock has a liquidation preference of $5.14 per share and it is callable by the Company any time after March 22, 1998 at a price of $5.14 per share. The preferred stock has no voting rights.

Under the Company's certificate of incorporation, the Company is authorized to issue additional series of preferred stock. The rights, preferences and privileges of the preferred stock are to be determined by the board of directors and do not require stockholder approval.

7.  COMMON STOCK

On July 19, 1996, the stockholders of the Company approved an amendment to its Certificate of Incorporation to increase the number of authorized shares of VCA Common Stock from 30,000,000 to 60,000,000.

On July 19, 1996, the stockholders of the Company approved the adoption of the Veterinary Centers of America, Inc. 1996 Employee Stock Purchase Plan and authorized the reservation of up to 250,000 shares of VCA Common Stock for issuance under the Plan. No shares have been issued under the Plan.

On November 13, 1996, the Company's Board of Directors authorized the Company to repurchase its common stock on the open market. As of December 31, 1996, the Company has acquired 97,773 shares for a total consideration of $724,000.

During 1996, the Company issued 3,516,268 shares of VCA common stock, with a value of $65,930,000, as a portion of the consideration for the Pet Practice acquisition and 603,832 shares of VCA common stock, with a value of $8,889,000 as a portion of the consideration for 22 animal hospitals and six veterinary diagnostic laboratories acquired in separate transactions. Also, in 1996, the Company issued 801,054 shares of its stock in the merger with Pets' Rx. Of this amount, 438,341 shares of common stock had not been issued as of December 31, 1996. Such shares are reflected as though they are outstanding in the accompanying consolidated financial statements.

In January 1995, Star-Kist Foods, Inc. through its division, HPP, purchased 1,159,420 shares of the Company's common stock at $8.625 per share, resulting in net proceeds to the Company of $9,980,000.

In November 1995, the Company completed a secondary public offering of 2,965,026 shares of common stock for net proceeds of $33,932,000.

During 1995, the Company issued 1,075,226 shares of its common stock valued at $11,980,000, the fair market value at the date of commitment, as a portion of the consideration for 15 animal hospitals and three veterinary diagnostic laboratories. Of this amount, 156,303 shares of common stock valued at $1,970,000 had not been issued as of

December 31, 1995. Such shares are reflected as though they are outstanding in the accompanying consolidated financial statements.

In conjunction with the acquisition of two hospitals and PAL in 1994, the Company issued 235,329 shares of common stock with a market value at the date of issuance of $1,717,000. Also in 1994, the Company issued 63,214 shares of common stock in settlement of a guaranteed purchase price contingently payable in cash or common stock (Note 9).

On October 6, 1991, the Company completed a public offering of 2,400,000 shares of common stock and 3,240,000 redeemable warrants for $12,598,000. Each redeemable warrant entitled the holder to purchase one share of common stock for $7.20 commencing April 10, 1992 until October 10, 1996, and was redeemable at the option of the Company at any time after April 10, 1992 on 30 days prior written notice, provided that the market price of the common stock equals or exceeds $9.00 per share for 20 consecutive trading days ending within 10 days prior to notice of redemption. Such market price exceeded $9.00 per share for 20 consecutive days on March 10,1995. During 1996 and 1995, redeemable warrants were exercised for 1,962,452 and 1,271,508 shares of common stock, respectively. Cash proceeds from the exercise of redeemable warrants in 1996 and 1995 amounted to $13,800,000 and $8,896,000, respectively.

8.   STOCK BASED COMPENSATION PLANS

The Company has granted stock options to various employees and directors.
The Company accounts for these plans under APB Opinion No. 15, under which no compensation cost has been recognized.

In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The statement recommends changes in accounting for employee stock-based compensation plans, and requires certain disclosures with respect to these plans. The Statement's disclosures have been adopted by the Company effective January 1, 1996.

Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following PRO FORMA amounts:


                                          1996                1995
                                     -------------       -------------
Net (loss) income
  As reported                        $(14,632,000)        $(1,214,000)
  Pro forma                           (17,510,000)         (1,997,000)

Primary EPS
  As reported                              $(0.92)             $(0.13)
  Pro forma                                 (1.09)              (0.21)



Because the SFAS 123 method of accounting has not been applied to options granted prior to December 31, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk free interest rates of
6.4 percent and 6.3 percent, respectively; expected volatility of 55.1 percent and 54.7 percent respectively; weighted average fair value of options of $10,756 and $7,432, respectively; expected lives of seven years for both years and no expected dividend yield for either year.

Under the provisions of the Company's non-qualified and incentive stock option plans for officers and key employees, 750,000 shares of common stock were reserved for issuance at December 31, 1992. On May 5, 1995, the stockholders of the Company approved the adoption of the Veterinary Centers of America, Inc. 1995 Stock Incentive Plan, and authorized the reservation of 750,000 shares of common stock for issuance under the Plan. On July 19, 1996, the stockholders of the Company approved the adoption of the Veterinary Centers of America, Inc. 1996 Stock Incentive Plan, and authorized the reservation of 1,500,000 shares of common stock for issuance under the Plan. The options become exercisable over a two to five year period, commencing at the date of grant or one year from the date of grant depending on the option. All options expire 10 years from the date of grant. The prices of all options granted were greater than or equal to the fair market value at the date of the grant.

The table below summarizes the transactions in the Company's stock option plans during 1996, 1995 and 1994:


                                          1996          1995        1994
                                     ---------     ---------   ---------
    Options outstanding at
      beginning of year             1,579,903       754,171     635,627
    Granted                           254,780       859,965     144,993
    Exercised                         (69,498)      (21,033)     (9,499)
    Canceled                          (54,391)      (13,200)    (16,950)
                                    ----------     ---------   ---------
    Options outstanding at
      end of year
    ($.75 to $36.79 per share)      1,710,794     1,579,903     754,171
                                    ==========    ==========   =========
    Exercisable at end of year        847,478       664,642     433,168
                                    ==========    ==========   =========



The following table summarizes information about certain options in the stock option plans outstanding as of December 31, 1996 in accordance with SFAS 123:


                            Options Outstanding                                     Options Exercisable
------------------------------------------------------------------------------   --------------------------------
                                             Weighted Avg.
      Range of               Number            Remaining        Weighted Avg.        Number        Weighted Avg.
    Exercise Price         Outstanding      Contractual Life    Exercise Price    Exercisable     Exercise Price
    --------------         ----------       ----------------    --------------    ------------     --------------
Less than $15.00              866,874          8.61 years          $11.770           427,276           $11.616
$15.00 to $26.00              206,354          9.62 years           17.340               163            25.754
$26.00 and up                  13,963          6.53 years           28.425             7,616            27.571
                            ---------                                                -------
                            1,087,191                                                435,055
                            =========                                                =======


In addition to the options granted under VCA's stock option plans, the Company had 30,667 and 45,667 options outstanding at December 31, 1996 and 1995, respectively, to certain members of the board of directors and to the previous owners of certain acquired companies. During 1996, 10,000 of these options were exercised. The options are exercisable at $.75 to $6.00 per share. At December 31, 1996, 30,667 of the options are exercisable.

9.  GUARANTEED PURCHASE PRICE CONTINGENTLY PAYABLE IN CASH OR COMMON STOCK

The Company has guaranteed the value of certain shares of its common stock issued in connection with the acquisition of certain animal hospitals in 1996 and 1995. If the aggregate market value of the stock (as quoted by a nationally recognized stock exchange) at various specified valuation dates is below the value of the stock on the acquisition date, the Company has agreed to pay the difference in additional shares of stock, cash or notes payable. The Company's guarantee of the value, however, terminates if the common stock is registered for resale and trades at 110 percent to 120 percent of the issue price of the stock for five to twenty consecutive days. At December 31, 1996, there were 256,672 shares of stock outstanding with such guarantees, with issue prices ranging from $11.62 to $24.53, with a weighted average of $17.30.

In connection with certain acquisitions completed prior to 1995, the Company guaranteed the price of certain shares of its common stock issued in connection with the acquisitions. If the aggregate market value of the stock (as quoted by a nationally recognized stock exchange) had not reached the guaranteed value, which exceeded the value of the stock at the acquisition date, by the various specified valuation dates, the Company agreed to pay the difference in additional shares of stock, cash, or notes payable. The guaranteed purchase price contingently payable in cash or common stock represents the liability for the difference between the aggregate guaranteed value of the common stock net of the Company's estimate of the fair market value of the stock at the date of the acquisition, discounted at 10 percent.

In 1995, pursuant to two of these stock guarantee arrangements pertaining to a total of 13,494 shares, the Company paid $19,000 in cash for the difference between the guaranteed value of the stock held and the market value of the stock, as defined. The difference between the $19,000 and the $72,000 liability for the guaranteed purchase price contingently payable in cash or common stock, amounting to $53,000, was credited to additional paid-in-capital.

In 1994, pursuant to a stock guarantee arrangement for 80,000 shares, the Company issued 63,214 shares of common stock for the difference between the guaranteed value of the stock held and the market value of the stock, as defined. The market value of the additional shares issued, totaling $470,000, was charged to the liability for the guaranteed purchase price contingently payable in cash or common stock.

10.  COMMITMENTS

The Company operates many of its animal hospitals from premises that are leased from the hospitals' previous owners under operating leases with terms, including renewal options, ranging from one to 35 years. Certain leases include purchase options which can be exercised at the Company's discretion at various times within the lease terms.

The annual lease payments under the lease agreements have provisions for annual increases based on the Consumer Price Index or other amounts specified within the lease contracts. The Company also leases certain medical and computer equipment under capital leases.

The future minimum lease payments on operating leases at December 31, 1996, including renewal option periods, are as follows:


     1997                         $ 5,517,000
     1998                           5,351,000
     1999                           4,869,000
     2000                           4,686,000
     2001                           4,703,000
     Thereafter                    65,240,000
                                  -----------
                                  $90,366,000
                                  ===========


Rent expense totaled $7,036,000, $3,880,000 and $2,158,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income totaled $313,000, $246,000 and $96,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In connection with the acquisition of Pet Practice, the Company assumed certain contractual arrangements, whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years, as set forth in the respective agreements ("Earnout Payments"). The number of shares of common stock and cash to be issued cannot be determined until the earnout periods expire and the attainment of criteria is established. Earnout Payments in 1996 amounted to approximately $2,015,000, consisting of $752,000 in cash, 30,709 shares of common stock valued on the date of issuance at $356,000, and a $907,000 note payable. If the specified financial criteria is attained in the future, but not exceeded, the Company will be obligated to make cash payments of approximately $875,000 and issue approximately 22,800 shares of common stock over the next three years.

The Company has employment agreements with three officers of the Company which currently expire on December 31, 2002. Each of the agreements provide for annual compensation (subject to upward adjustment) which aggregated $616,000 for the year ended December 31, 1996.

11.  CALCULATION OF PER SHARE AMOUNTS

Earnings per share calculations are based on the weighted average common shares outstanding including obligated shares (Note 7) plus common shares subject to dilutive stock options, common shares contingently issuable pursuant to the guaranteed purchase price contingently payable in cash or common stock as discussed in Note 9, convertible debt and shares issuable upon redemption of redeemable warrants and conversion of preferred stock. Stock options, common shares contingently issuable and shares issuable upon conversion of preferred stock are not included in the weighted average common shares in 1994, 1995 and 1996 as they have an anti-dilutive effect.

12.  INCOME TAXES

The provision for income taxes is comprised of the following:


                                 1996           1995            1994
                             -----------    -----------     ----------
     Federal:
       Current               $1,842,000     $1,888,000        $183,000
       Deferred                (444,000)      (192,000)        296,000
                             -----------    -----------      ---------
                              1,398,000      1,696,000         479,000
                             -----------    -----------      ---------
     State:
       Current                  450,000        560,000         239,000
       Deferred                 111,000        (18,000)         13,000
                             -----------    -----------      ---------
                                561,000        542,000         252,000
                             -----------    -----------      ---------
                             $1,959,000     $2,238,000        $731,000
                             ===========    ===========      =========



The Company has adopted the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The net deferred tax asset (liability) is comprised of the following:


                                                   1996            1995
                                               -----------    -----------
Current deferred tax assets (liabilities):
    Accounts receivable                          $692,000        $301,000
    State taxes                                  (923,000)        156,000
    Other liabilities and reserves              1,072,000         588,000
    Start-up costs                                 33,000          59,000
    Property, plant and equipment                      --          95,000
    Restructuring charges                       5,100,000         345,000
    Other assets                                   (2,000)        (4,000)
    Inventory                                     768,000              --
    Valuation allowance                        (4,409,000)      (365,000)
                                               -----------    -----------
       Total current deferred
         tax asset, net                        $2,331,000      $1,175,000
                                               ===========    ===========



                                                   1996           1995
                                               -----------    -----------
Non-current deferred tax (liabilities)
  assets:
    Net operating loss carryforwards           $9,395,000     $2,482,000
    Writedown of assets                         1,587,000      1,587,000
    Start-up costs                                288,000        288,000
    Other assets                                   59,000       (119,000)
    Intangible assets                             832,000     (2,037,000)
    Property, plant and equipment                 190,000        258,000
    Valuation allowance                       (10,999,000)    (3,760,000)
                                              ------------   ------------
Total non-current deferred
  tax asset (liability), net                   $1,352,000    $(1,301,000)
                                              ============   ============


At December 31, 1996, the Company has federal net operating loss ("NOL") carryforwards of approximately $25,400,000, comprised principally of NOL carryforwards acquired in the Pets' Rx and Pet Practice mergers. These NOL carryforwards expire at various dates through 2010.

Under the Tax Reform Act of 1986, the utilization of NOL carryforwards to reduce taxable income will be restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. Management believes that the Pets' Rx and Pet Practice mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries' NOL carryforwards, as well as certain acquisition related expenditures where the realization of this deduction is uncertain at this time.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:


                                                 1996       1995      1994
                                               -------    -------   -------
Federal income tax at statutory rate           (34.0)%      34.0%   (34.0)%
Effect of amortization of goodwill               5.0         5.0      9.0
State taxes, net of Federal benefit              3.0         8.0     12.0
Tax exempt income                               (3.0)         --       --
Subsidiary net operating loss                   10.0          --       --
Increase in valuation allowance
associated with certain writedown
of assets, restructuring and
acquisition related costs                       34.0       172.0     75.0
                                               -------    -------   -------
                                                15.0%      219.0%    62.0%
                                               =======    =======   =======


For financial reporting purposes, the benefit arising from the utilization of NOL carryforwards generated by certain companies, including Pet Practice and Pets' Rx, prior to their acquisition by the Company is accounted for as a reduction of goodwill of the acquired companies. Such benefit amounted to $69,000 for the year ended December 31, 1995. No benefit was realized for the years ended December 31, 1994 and 1996.

13.  401(K) PLAN

During 1992, the Company established a voluntary retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees and provides for annual matching contributions by the Company at the discretion of the Company's board of directors. In 1996, 1995 and 1994, the Company provided a matching contribution at the discretion of the Board of Directors. Such matching contributions approximated $250,000, $87,000 and $46,000 in 1996, 1995 and 1994, respectively.

14.  RESTRUCTURING AND ASSET WRITEDOWN

As a result of the acquisition of Pets' Rx, Pet Practice and Southwest in 1996, the Company conducted a complete review of its animal hospital and laboratory operations during the third quarter ended September 30, 1996. As a result of this review, the Company determined to restructure its laboratory operations and close, merge or sell certain of its hospitals which do not meet new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations. Accordingly, the Company adopted a restructuring plan and recorded a restructuring and asset writedown charge of approximately $15.2 million.

The major components of the restructuring plan include (1) the termination of leases, the writedown of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of five VCA animal hospitals, (2) the termination of contracts and leases, the writedown of certain real and personal property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations, (3) contract terminations and writedown of assets in connection with the move to common communications and computer systems, and (4) the closure, sale or consolidation of certain Pet Practice hospitals which are recorded in the purchase price allocation and not as part of the restructuring and asset writedown charge.

The restructuring plan is expected to be executed over the period continuing through the second quarter of 1997. As part of the restructuring, the Company expects to close, merge or sell eight existing VCA hospitals as well as 17 hospitals acquired in connection with the Pet Practice merger. Collectively, the hospitals have aggregate annual revenues of approximately $10.8 million. The Company is continuing to evaluate the financial performance of the Pet Practice animal hospitals and may sell, close or merge additional facilities once this evaluation is complete. In connection with the anticipated closure of the eight VCA animal hospitals, the Company has recognized writedowns of intangibles and property and equipment of $7,919,000, charges associated with the termination of leases in the amount of $1,877,000 and severance costs of $307,000. As indicated above, the closures of the Pet Practice animal hospitals are reflected in the allocation of goodwill and do not result in a charge against earnings. The intended restructuring of the Company's laboratory operations has resulted in accruals of approximately $490,000 for contract and lease terminations, $265,000 in severance and other employee related costs and a writedown of fixed assets in the amount of $867,000. The charge to move the Company's communications and computer systems to common systems includes an accrual for contract terminations of $2,763,000 and asset writedowns of $725,000.

Of the $15.2 million in restructuring and asset writedown charges recorded in 1996, $5.7 million represents cash charges and the remainder represents non-cash charges. Of the cash charges, $93,000 had been paid at December 31, 1996 and the remainder is expected to be paid over the next 60 months.

The operations of Cenvet (acquired January 1, 1995) were merged into VRI's operations to form Vet Research. The combined operations were restructured to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs (the "1995 restructuring charge").

The 1995 restructuring charges included employee severance costs of $468,000, lease termination costs of $433,000 and other costs of $185,000.

During 1996 and 1995, the Company utilized $473,000 and $237,000, respectively, of the 1995 restructuring reserve. At December 31, 1996, $376,000 of the 1995 restructuring reserve remained on the Company's balance sheet.

During 1995, the Company charged $2,148,000 to operations related to a writedown of goodwill and certain intangible assets at three Pets' Rx facilities. These facilities that were written down in 1995 collectively had a net loss in 1996 of approximately $16,000 and will approximate break even in 1997. The Company's goal in 1997 is to minimize the facilities' cash flow requirements and ultimately bring the facilities to a breakeven status. Management of the Company believes that the Company's strategy of building a network of animal hospitals is served by continuing to operate these animal hospitals even though the facilities themselves may not generate profits.

15.  LINES OF BUSINESS

The Company classifies its business operations into three segments: Animal Hospital, Laboratory and Premium Pet Food.

The following is a summary of certain financial data for each of the three segments:



                                      Animal                       Premium
(In thousands)                       Hospital     Laboratory       Pet Food      Corporate  Eliminations        Total
                                     --------     ----------       --------      ---------  ------------      ---------
1996
Revenues                             $120,842        $56,774         $8,674            $--      $(4,130)       $182,160
Operating income (loss)               (1,295)         13,120        (1,263)        (13,333)           --        (2,771)
Depreciation/amortization expense       5,156          1,823            129            388            --          7,496
Identifiable assets                   188,675         48,205          4,491        112,638            --        354,009
Capital expenditures                    4,575          1,049            169          1,679            --          7,472

1995
Revenues                              $67,059        $37,606         $4,756            $--      $(1,727)       $107,694
Operating income (loss)                 6,776          8,359        (2,573)         (6,029)           --          6,533
Depreciation/amortization expense       2,779          1,263             38             64            --          4,144
Identifiable assets                    74,819         29,798          3,854         44,945            --        153,416
Capital expenditures                    1,571          1,194            179            101            --          3,045


Corporate operating loss includes (1) salaries, general and administrative expense for the executive finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Animal Hospital Laboratory and Premium Pet food segments; and (2) certain restructuring charges and asset writedowns amounting to $3,488,000 for the year ended December 31, 1996.


16.    SUBSEQUENT EVENTS

From January 1, 1997 through March 26, 1997, the Company purchased three animal hospitals in separate transactions for a total consideration (including acquisition costs) of $3,220,000, consisting of $875,000 in cash, $1,195,000 in notes payable, 107,477 shares of VCA common stock with a value of $1,150,000.

In January 1997, the Company acquired the remaining 49% interest in the Vet Research Joint Venture for a price as computed in accordance with the operating agreement, amounting to $18,600,000 in cash and a $29,000,000 note payable, payable in quarterly installments over six years.

In February 1997, Vet's Choice was restructured and management of the joint venture was assumed by HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and .1% to the Company. Additionally, the Company agreed to provide certain consulting and management services for a three year period commencing on February 1, 1997 and to continue to support and sell the SELECT BALANCE and SELECT CARE brands through its network of animal hospitals. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to (i) 51% of (ii) 1.3 times the annual sales of all products bearing the SELECT BALANCE of SELECT CARE brand (the "Annual Sales") less (iii) $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to (i) 49.5% of (ii) 1.3 times the Annual Sales plus (iii) $4.5 million.

ITEM  9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            There have been no events or transactions requiring reporting under this Item.


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1996.


ITEM 11.    EXECUTIVE COMPENSATION

            Information regarding executive compensation will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by this reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by this reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by this reference.

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a)         Exhibits:

                 See attached Exhibit Index


(b)  Financial Statement Schedules:

                                                                   Form 10-K
                                                                    Page No.
                                                                  -----------
           Report of Independent Public Accountants                    56

           Schedules for the years ended December 31, 1996, 1995, 1994

                  II - Valuation and Qualifying Accounts               57

           Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(c)       Reports on Form 8-K:

                 None

                                 SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 1997.


                           VETERINARY CENTERS OF AMERICA, INC.
                                  (Registrant)


                           By:  /s/ Tomas W. Fuller

                                  Tomas W. Fuller
                           Its:   Chief Financial Officer

                              POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Antin and Arthur J. Antin, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

       In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


  Signature              Title                               Date

                         President, Chief Executive
                         Officer and Chairman of the
                         Board (Principal Executive
/s/ Robert L. Antin      Officer and Director)               March 28, 1997
Robert L. Antin

                         Senior Vice President,
                         Chief Operating Officer,
/s/ Arthur J. Antin      Secretary and Director              March 28, 1997
Arthur J. Antin

                         Senior Vice President,
/s/ Neil Tauber          Treasurer and Director              March 28, 1997
Neil Tauber

                         Vice President,
                         Chief Financial Officer
                         and Assistant Secretary
/s/ Tomas W. Fuller      (Principal Accounting Officer)      March 28, 1997
Tomas W. Fuller


----------------------   Director
John Heil


/s/ John Chickering      Director                            March 28, 1997
John Chickering


---------------------    Director
Dr. Richard Gillespie


                                                 EXHIBIT INDEX

Item      Exhibit
----      -------
2.1 Agreement and Plan of Reorganization dated March 21, 1996 by and among Veterinary Centers of America, Inc., Golden Merger Corporation and the Pet Practice, Inc. (attached as Appendix A to the Joint Proxy Statement/Prospectus included in this Registration Statement (1)

2.2 Agreement and Plan of Reorganization dated February 27, 1996, as amended on April 11, 1996, May 23, 1996 and June 7, 1996 by and among Veterinary Centers of America, Inc., PRI Merger Company, Pets Rx, Inc. and the Principal Stockholder. (1)

2.3 Irrevocable Proxy dated March 21, 1996 by and between Abbingdon Ventures Partners Limited Partnership-II and Veterinary Centers of America, Inc. (1)

3.1       Certificate of Incorporation of Registrant, as amended to date ((2)

3.2       Bylaws of Registrant, as currently in effect (3)

4.1       Specimen certificate evidencing Common Stock of Registrant (4)

4.2       Form of Warrant Agreement (4)

4.3 Indenture dates as of April 17, 1996 between Veterinary Centers of America, Inc. and the Chase Manhattan Bank, N.A. (1)

10.1 1987 Stock Option Plan of the Company and form of Stock Option Agreement used therewith, as amended (2)

10.2 Form of Indemnification Agreement between the Company and its Directors (3)

10.3 Employment Agreement, dated January 1, 1994, by and between Robert L. Antin and the Company, as amended (6)

10.4 Employment Agreement, dated January 1, 1994, by and between Arthur J. Antin and the Company, as amended (6)

10.5 Employment Agreement, dated January 1, 1994, by and between Neil Tauber and the Company, as amended (6)


10.6 Lease and Sublease Agreement, dated September 1, 1992, by and among GSK Associates, Gebhart/Sevedge Properties and West Los Angeles Veterinary Medical Group, Inc. (7)

10.7 Stock Purchase Agreement, dated as of December 9, 1992, between Heinz Pet Products Company, a division of Star-Kist Foods, Inc. and Veterinary Centers of America, Inc. (2)

10.8 Partnership Agreement, dated January 1, 1993, of Specialty Pet Products Partners (2)

10.9 Partnership Agreement, dated March 2, 1989, by and between the Company and Robert L. Antin (3)

10.10 Stock Option Agreement, dated March 2, 1989, by and between the Company and Arthur J. Antin (3)

10.11 Stock Option Agreement, dated March 2, 1989, by and between the Company and Neil Tauber (3)

10.12 Revolving Line of Credit Agreement, dated December 19, 1995 for $3,100,000, by and between First Professional Bank and Veterinary Centers of America, Inc. (2)

10.13 1993 Incentive Stock Plan of the Company and form of Stock Plan Option Agreement used therewith (6)

Item      Exhibit
----      -------

10.14 Asset Purchase Agreement, dated March 4, 1994 by and among VCA Professional Animal Laboratory, Inc. and Dennis Moore, D.V.M., Paul Greenlee, D.V.M., Andrew Loar, D.V.M. and Lon Rich, D.V.M. (5)

10.15 Agreement of Purchase and Sale, dated March 9, 1994 by and among Veterinary Centers of America and NAWOC Partnership (6)

10.16 Partnership Agreement dated as of March 4, 1994 by and between Dr. Lon Rich, D.V.M., and VCA Professional Animal Laboratory, Inc. (5)

10.17 Asset Purchase Agreement dated as of November 1, between VCA Cenvet, Inc., and Cenvet Inc., a New York corporation and its stockholders, Robert Wilkins, B.V. Se and Steven R. Gilbertson, D.V.M. (7)

10.18 Management Consulting Agreement by and between VCA Cenvet, Inc. and R&B Management, Inc., a New York corporation, and Robert Wilkins, its President (7)

10.19 Pathology Consulting Agreement by and between VCA Cenvet, Inc. and R&B Management, Inc., a New York corporation, and Robert Wilkins, its President (7)

10.20 Management Consulting Agreement by and between VCA Cenvet, Inc. and SRG Consulting, Inc., a New York corporation, and Steven Gilbertson, its President (7)

10.21 Pathology Consulting Agreement by and between VCA Cenvet, Inc. and SRG Consulting Inc., a New York corporation, and Steven Gilbertson, its President (7)

10.22 Lease of premises located at 32-50 57th Street, Woodside, New York by and between VCA Cenvet, Inc., and RJW Associates, a New York general partnership (7)

10.23 Security Agreement by and among VCA Cenvet, Inc., R&B Management, Inc., and SRG Consulting, Inc. (7)

10.24 Noncompetition Agreement by and between VCA Cenvet, Inc., and Robert Wilkins (7)

10.25 Noncompetition Agreement by and between VCA Cenvet, Inc., and Steven Gilbertson (7)

10.26 Letter Agreement entered into by and between VCA Cenvet, Inc., and Robert Wilkins (7)

10.27 Letter Agreement entered into by and between VCA Cenvet, Inc., and Steven Gilbertson (7)

10.28 Stock Purchase Agreement, dated as of January 11, 1995, by and between Star-Kist Foods, Inc. and Veterinary Centers of America, Inc.
          (8)

10.29 Registration Rights Agreement, dated as of January 11, 1995, and between Star-Kist Foods, Inc. and Veterinary Centers of America, Inc.
          (8)

10.30 Shareholders Agreement, dated as of January 11, 1995, by and between Star-Kist Food, Inc., Robert L. Antin and Arthur J. Antin (8)

10.31 First Amendment to Partnership Agreement, dated as of January 11, 1995 by and between HPP Specialty Pet Products Inc. and VCA Specialty Pet Products, Inc. (8)

10.32 Operating Agreement for Vet Research Laboratories, L.L.C. dated as of March 20, 1995 between Veterinary Centers of America, Inc., VCA Cenvet, Inc., and Vet Research, Inc., a Delaware corporation and its stockholders, Robert H. Schneider and Bruce Schneider (9)

Item      Exhibit
----      -------

10.33 VRI Option Agreement entered into as of March 20, 1995 by and between VCA Cenvet, Inc. and Vet Research Inc. (9)

10.34 VCA Option Agreement entered into as of March 20, 1995 by and between Veterinary Center of America, Inc., VCA Cenvet, Inc. and Vet Research Inc. (9)

10.35 Warrant Agreement entered into as of March 20, 1995 by and between Veterinary Centers of America, Inc. and Robert H. Schneider (9)

10.36 Warrant Agreement entered into as of March 20, 1995 by and between Veterinary Centers of America, and Bruce T. Schneider (9)

10.37 Asset Purchase Agreement, dated February 8, 1996, by and among VCA Professional Animal Laboratory, Inc., Veterinary Centers of America, Inc., Southwest Veterinary Diagnostics, Inc., and is stockholders, Robert Bartsch and Merge Westhoff (10)

10.38 Lease Agreement dated June 7, 1996 between Barclay-Curci Investment Company and Veterinary Centers of America, Inc. (11)

10.39 Letter Agreement dated September 9, 1996 between VCA Specialty Pet Products, Inc., Veterinary Centers of America, Inc., HPP Specialty Pet Products, Inc. and Heinz Pet Products.

10.40 Restructuring Agreement between HPP Specialty Products, Inc., Heinz Pet Products, VCA Specialty Products, Inc. and Veterinary Centers of America, Inc.

11.1      Computation of Per Share Earnings

21.1      Subsidiaries of Registrant

23.1      Consent of Arthur Andersen LLP

27.1      Financial Data Schedule

(1) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-6667.

(2) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1992.

(3) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-40095.

(4) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-42504.

(5) Incorporated by reference from Registrant's Report on Form 8-K filed on March 22, 1994.

(6) Incorporated by reference from Registrant's Report on Form 10KSB, for the year ended December 31, 1993.

(7) Incorporated by reference from Registrant's Report on Form 8-K, filed on January 14, 1995.

(8) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1994.

(9) Incorporated by reference from Registrant's Report on Form 8-K, filed on March 26, 1995.

(10) Incorporated by reference from Registrant's Report on Form 8-K, filed on March 15, 1996.

(11) Incorporated by reference from Registrant's Report on Form 8-K, filed on March 25, 1996.

(12) Incorporated by reference from Registrant's Report on 10-K, for the year ended December 31, 1995.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Veterinary Centers of America,
Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 14, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in a relation to the basic financial statements taken as a whole.




                                /s/ Arthur Andersen LLP

                                ARTHUR ANDERSEN LLP


Los Angeles, California
March 14, 1997


                                         VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    Balance at          Charged to
                                                     beginning           costs and                           Balance at
                                                     of period            expenses           Other(1)       end of period
                                                    ----------          ----------         ----------       -------------
Year ended December 31, 1994
  Allowance for uncollectible accounts                $374,000            $314,000           $109,000            $797,000
  Excess and obsolescence inventory
    allowance                                               --              51,000                 --              51,000

Year ended December 31, 1995
  Allowance for uncollectible accounts                $797,000            $772,000           $102,000          $1,671,000
  Excess and obsolescence inventory
    allowance                                           51,000              65,000           (96,000)              20,000

Year ended December 31, 1996
  Allowance for uncollectible accounts              $1,671,000          $1,844,000           $697,000          $4,212,000
  Excess and obsolescence inventory
    allowance                                           20,000                  --                 --              20,000


(1) "Other" changes in the allowance for uncollectible accounts include accounts receivable write-offs net of allowances acquired with hospital and laboratory acquisitions.


