Form 10-K/A
period 1996-12-31
VETERINARY CENTERS OF AMERICA INC
filed 1997-04-30
CIK 817366

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

                       Common stock, $.001 par value

                            Redeemable Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes _X_   No ___.

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

                                  PART II

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

BASIS OF REPORTING

     For 1996, the Company reported its operations in three business lines- -Animal Hospital, Laboratory and Premium Pet Food. Animal Hospital operations include the operations of the Company's animal hospitals. Laboratory operations include the operations of VCA Lab (merged into PAL in March 1994), PAL (acquired in March 1994), Cenvet (from the date acquired, January 1, 1995 through the formation of Vet Research in March
1995), Vet Research and four smaller veterinary laboratories since the date of acquisition in 1995 and Southwest (acquired in March 1996) and 5 smaller laboratories acquired in 1996. The Company acquired the remaining 30 percent interest in PAL from its minority interest partner effective July 1, 1995. Throughout 1996, the Company owned a 51 percent interest in Vet Research. The Company acquired the remaining 49% in January 1997. Premium Pet Food includes the operations of the Vet's Choice joint venture of which the Company owns a 50.5 percent interest. During 1993, Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, SELECT BALANCE, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in March 1994 with the launch of SELECT BALANCE. In 1995, Vet's Choice began selling its second product line, SELECT CARE. The Company's operating results include the results of operations of the joint ventures on a consolidated basis.

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
                            ===========    ===========      ==========


     VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense, and rent and occupancy costs. VCA Corporate selling, general and administrative expense increased from $4,539,000 in 1994 to $6,029,000 in 1995, and to $10,450,000 in 1996, increases of
$1,490,000 or 32.8%, and $4,421,000 or 73.3% respectively. As a percentage of Animal Hospital revenues, VCA Corporate general and administrative expense decreased from 10.9% in 1994 to 9.0% in 1995 and 8.6% in 1996. The decreases from 1994 to 1996 are primarily attributable to spreading the expenses over a larger revenue base.

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

OPERATING (LOSS) INCOME

     Operating (loss) income increased from income of $268,000 in 1994 to income of $6,533,000 in 1995 and decreased to a loss of $2,771,000 in 1996. Operating income in 1995 includes restructuring and asset writedown changes totaling $3,234,000. The operating loss in 1996 includes restructuring and asset writedown charges and merger costs totaling $18,114,000. (See Notes 2 and 14 of Notes to Consolidated Financial Statements.) Operating (loss) income in 1994, 1995 and 1996 also includes the operating losses of Vet's Choice amounting to $3,094,000, $2,573,000 and $1,263,000, respectively. Excluding these items, operating income would have been $3,362,000, $12,340,000 and $16,606,000, respectively, representing an increase of $8,978,000 in 1995 over 1994 and $4,266,000 in 1996 over 1995. The increase from 1994 to 1995 and from 1995 to 1996 primarily reflects higher operating income at the Company's veterinary diagnostic laboratories, increased pet food sales and an increase in the number of animal hospitals and veterinary diagnostic laboratories owned and operated by the Company. As a percentage of revenues, operating income excluding the Vet's Choice losses and the restructuring and asset writedown and merger costs would have been 6.5% in 1994, 11.5% in 1995 and 9.1% in 1996.

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

MINORITY INTEREST

     Minority interest in income (loss) of the consolidated subsidiaries was ($540,000), $2,960,000 and 6,577,000 in 1994, 1995 and 1996,
respectively. The increases are primarily due to the earnings of the Vet Research joint venture and the reduced losses of Vet's Choice. In 1997, the Company acquired the remaining 49% interest in the Vet Research joint venture and the Vet's Choice joint venture was restructured such that it will no longer be consolidated. Consequently, minority interest in income of the consolidated subsidiaries in the future will represent solely partners' interest in various hospitals which in 1996 amounted to approximately $357,000.

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

ALLEGED MISSTATEMENTS REGARDING THE COMPANY'S OPERATIONS AND PROSPECTS

     The Company and certain of its current and former officers and directors have been named as defendants in a class action lawsuit filed on April 1, 1997, entitled Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al., Los Angeles Superior Court, Case No. BC168547. The lawsuit has been filed on behalf of individuals claiming to have purchased Common Stock of the Company during the time period from February 15, 1996 through November 14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and success in integrating certain acquisitions. While the Company has not yet filed an answer to the complaint, the Company intends to vigorously defend itself against the lawsuit.

     Since discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result in the class action lawsuit. There can be no assurances as to the outcome of such lawsuit. The inability of the Company to resolve the claims that are the basis for the lawsuit or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuit, even if the outcome is favorable to the Company, may result in substantial costs to the Company, as well as significant dedication of management resources.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

           VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                             _________________

                                                                     PAGE


Report of Independent Public Accountants                              17
Consolidated Balance Sheets at December 31, 1996 and 1995             18
Consolidated Statements of Operations for the years
  ended December 31, 1996, 1995 and 1994                              19
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994                        20
Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                              21
Notes to Consolidated Financial Statements                            23

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


                                        /s/ Arthur Andersen LLP
                                        -----------------------
                                        ARTHUR ANDERSEN LLP



Los Angeles, California
March 14, 1997
(Except for the matter discussed
in Note 17, as to which the date is
April 28, 1997)


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

The 1995 restructuring charges included employee severance cost s of $468,000, lease termination costs of $433,000 and other costs of $185,000.

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

In February 1997, Vet's Choice was restructured and management of the joint venture was assumed by HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and .01% to the Company. Additionally, the Company agreed to provide certain consulting and management services for a three year period commencing on February 1, 1997 and to continue to support and sell the SELECT BALANCE and SELECT CARE brands through its network of animal hospitals. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to (i) 51% of (ii) 1.3 times the annual sales of all products bearing the SELECT BALANCE or SELECT CARE brand (the "Annual Sales") less (iii) $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to (i) 49.5% of (ii) 1.3 times the Annual Sales plus (iii) $4.5 million.

17.  SHAREHOLDER LAWSUIT

The Company and certain of its current and former officers and directors have been named as defendants in a class action lawsuit filed on April 1, 1997 in Los Angeles Superior Court, entitled Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al. The lawsuit has been filed on behalf of individuals claiming to have purchased Common Stock of the Company during the time period from February 15, 1996 through November 14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and success in integrating certain acquisitions. While the Company has not yet filed an answer to the complaint, the Company intends to vigorously defend itself against the lawsuit.

     Since discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result in the class action lawsuit. There can be no assurances as to the outcome of such lawsuit. The inability of the Company to resolve the claims that are the basis for the lawsuit or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of such lawsuit may result in substantial costs to the Company, as well as significant dedication of management resources.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) Financial Statement Schedules:
                                                                       Form 10-K
                                                                        Page No.
                                                                      ----------
    Report of Independent Public Accountants                              45

    Schedules for the years ended December 31, 1996, 1995, 1994

                  II - Valuation and Qualifying Accounts                  46

    Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

      None


(c) Exhibits:

      See attached Exhibit Index

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1997.

                              VETERINARY CENTERS OF AMERICA, INC.

                              (Registrant)


                              By:  /s/ Tomas W. Fuller
                                   --------------------
                                   Tomas W. Fuller
                              Its: Chief Financial Officer

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

10.2 Form of Indemnification Agreement between the Company and its Directors (3)

10.3 Employment Agreement, dated January 1, 1994, by and between Robert L. Antin and the Company, as amended (6)

10.4 Employment Agreement, dated January 1, 1994, by and between Arthur J. Antin and the Company, as amended (6)

10.5 Employment Agreement, dated January 1, 1994, by and between Neil Tauber and the Company, as amended (6)

10.6 Lease and Sublease Agreement, dated September 1, 1992, by and among GSK Associates, Gebhart/Sevedge Properties and West Los Angeles Veterinary Medical Group, Inc. (2)

10.7 Stock Purchase Agreement, dated as of December 9, 1992, between Heinz Pet Products Company, a division of Star-Kist Foods, Inc. and Veterinary Centers of America, Inc. (2)

10.8 Partnership Agreement, dated January 1, 1993, of Specialty Pet Products Partners (2)

10.9 Stock Option Agreement, dated March 2, 1989, by and between the Company and Robert L. Antin (3)

10.10 Stock Option Agreement, dated March 2, 1989, by and between the Company and Arthur J. Antin (3)

10.11 Stock Option Agreement, dated March 2, 1989, by and between the Company and Neil Tauber (3)

10.12 Revolving Line of Credit Agreement, dated December 19, 1995 for $3,100,000, by and between First Professional Bank and Veterinary Centers of America, Inc. (11)

10.13 1993 Incentive Stock Plan of the Company and form of Stock Plan Option Agreement used therewith (6)

Item      Exhibit
----      -------
10.14 Asset Purchase Agreement, dated March 4, 1994 by and among VCA Professional Animal Laboratory, Inc., Professional Animal Laboratory, Inc., and Dennis Moore, D.V.M., Paul Greenlee, D.V.M., Andrew Loar, D.V.M. and Lon Rich, D.V.M. (5)

10.15 Agreement of Purchase and Sale, dated March 9, 1994 by and among Veterinary Centers of America and NAWOC Partnership (6)

10.16 Partnership Agreement dated as of March 4, 1994 by and between Dr. Lon Rich, D.V.M., and VCA Professional Animal Laboratory, Inc. (5)

10.17 Asset Purchase Agreement dated as of November 1, between VCA Cenvet, Inc., and Cenvet Inc., a New York corporation and its stockholders, Robert Wilkins, B.V. Sc and Steven R. Gilbertson, D.V.M. (7)

10.18 Management Consulting Agreement by and between VCA Cenvet, Inc. and R&B Management, Inc., a New York corporation, and Robert Wilkins, its President (7)

10.19 Pathology Consulting Agreement by and between VCA Cenvet, Inc. and R&B Management, Inc., a New York corporation, and Robert Wilkins, its President (7)

10.20 Management Consulting Agreement by and between VCA Cenvet, Inc. and SRG Consulting, Inc., a New York corporation, and Steven Gilbertson, its President (7)

10.21 Pathology Consulting Agreement by and between VCA Cenvet, Inc. and SRG Consulting Inc., a New York corporation, and Steven Gilbertson, its President (7)

10.22 Lease of premises located at 32-50 57th Street, Woodside, New York by and between VCA Cenvet, Inc., and RJW Associates, a New York general partnership (7)

10.23 Security Agreement by and among VCA Cenvet, Inc., R&B Management, Inc., and SRG Consulting, Inc. (7)

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

10.33 VRI Option Agreement entered into as of March 20, 1995 by and between VCA Cenvet, Inc. and Vet Research Inc. (9)


Item      Exhibit
----      -------
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

10.36 Warrant Agreement entered into as of March 20, 1995 by and between Veterinary Centers of America, and Bruce T. Schneider (9)

10.37 Asset Purchase Agreement, dated February 8, 1996, by and among VCA Professional Animal Laboratory, Inc., Veterinary Centers of America, Inc., Southwest Veterinary Diagnostics, Inc., and is stockholders, Robert Bartsch and Merge Westhoff (10)

10.38 Lease Agreement dated June 7, 1996 between Barclay-Curci Investment Company and Veterinary Centers of America, Inc. (1)

10.39 Letter Agreement dated September 9, 1996 between VCA Specialty Pet Products, Inc., Veterinary Centers of America, Inc., HPP Specialty Pet Products, Inc. and Heinz Pet Products. (12)

10.40 Restructuring Agreement between HPP Specialty Products, Inc., Heinz Pet Products, VCA Specialty Products, Inc. and Veterinary Centers of America, Inc. (12)

10.41     VCA 1996 Stock Incentive Plan (1)

10.42     VCA 1996 Employee Stock Purchase Plan (1)

11.1      Computation of Per Share Earnings (12)

21.1      Subsidiaries of Registrant (12)

23.1      Consent of Arthur Andersen LLP

27.1      Financial Data Schedule (12)

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

(2) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1992.

(3) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-40095.

(4) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-42504.

(5) Incorporated by reference from Registrant's Report on Form 8-K filed on March 22, 1994.

(6) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1993.

(7) Incorporated by reference from Registrant's Report on Form 8-K, filed on January 14, 1995.

(8) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1994.

(9) Incorporated by reference from Registrant's Report on Form 8-K, filed on April 4, 1995.

(10) Incorporated by reference from Registrant's Report on Form 8-K, filed on March 15, 1996.

(11) Incorporated by reference from Registrant's Report on 10-K, for the year ended December 31, 1995.

(12) Previously filed.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Veterinary Centers of
America, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries included in this Form 10-K/A and have issued our report thereon dated March 14, 1997 (except for the matter discussed in Note 17, as to which the date is April 28, 1997). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in a relation to the basic financial statements taken as a whole.







                                   /s/ Arthur Andersen LLP

                                   ARTHUR ANDERSEN LLP




Los Angeles, California
March 14, 1997
(Except for the matter discussed in
Note 17, as to which the date is
April 28, 1997)

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended December 31, 1996, 1995 and 1994



                                                               Balance at        Charged to
                                                               beginning         costs and                            Balance at
                                                               of period         expenses          Other (1)         end of period
                                                               ----------        ----------        ---------         -------------
Year ended December 31, 1994
  Allowance for uncollectible accounts                         $  374,000        $  314,000        $  109,000        $  797,000
  Excess and obsolescence inventory
    allowance                                                       --               51,000             --               51,000

Year ended December 31, 1995
  Allowance for uncollectible accounts                         $  797,000        $  772,000        $  102,000        $1,671,000
  Excess and obsolescence inventory
    allowance                                                      51,000            65,000           (96,000)           20,000

Year ended December 31, 1996
  Allowance for uncollectible accounts                         $1,671,000        $1,844,000        $  697,000        $4,212,000
  Excess and obsolescence inventory
    allowance                                                     20,000             --                 --               20,000

(1)       "Other" changes in the allowance for uncollectible accounts include accounts receivable write-offs net of allowances acquired with hospital and laboratory acquisitions.