Form 10-Q
period 1997-03-31
VETERINARY CENTERS OF AMERICA INC
filed 1997-05-15
CIK 817366

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1997

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

                       YES [ X ]                           NO [   ]

      State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 19,355,161 shares as of May 13, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (UNAUDITED)

ASSETS                                                        March 31,         December 31,
                                                                1997               1996
                                                             --------          ----------
Current assets:
 Cash and equivalents . . . . . . . . . . . . . . .     $    8,113,000       $   23,820,000
 Marketable securities. . . . . . . . . . . . . . .         76,880,000           79,107,000
 Trade accounts receivable, less allowance
   for uncollectible accounts . . . . . . . . . . .          9,848,000            9,583,000
 Inventory, prepaid expenses and other. . . . . . .          5,250,000            8,788,000
 Deferred income taxes. . . . . . . . . . . . . . .          2,331,000            2,331,000
 Prepaid income taxes . . . . . . . . . . . . . . .          2,233,000            2,137,000
                                                       ---------------      ---------------
     Total current assets   . . . . . . . . . . . .        104,655,000          125,766,000
Property, plant and equipment, net. . . . . . . . .         37,578,000           37,467,000
Deferred income taxes . . . . . . . . . . . . . . .          1,352,000            1,352,000
 Goodwill, net. . . . . . . . . . . . . . . . . . .        228,923,000          178,806,000
Covenants not to compete, net. . . . . . . . . . .           4,803,000            4,933,000
 Building purchase options. . . . . . . . . . . . .            887,000              887,000
 Notes receivable . . . . . . . . . . . . . . . . .          2,224,000            1,486,000
 Deferred costs and other . . . . . . . . . . . . .          3,090,000            3,312,000
                                                       ---------------      ---------------
                                                        $  383,512,000       $  354,009,000
                                                       ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations . . . . .     $   14,579,000       $   14,055,000
 Accounts payable . . . . . . . . . . . . . . . . .          8,338,000            6,923,000
 Accrued payroll and taxes  . . . . . . . . . . . .          5,795,000            7,177,000
 Income taxes payable . . . . . . . . . . . . . . .          1,547,000             --
 Accrued restructuring costs. . . . . . . . . . . .          8,088,000            8,847,000
 Accrued interest . . . . . . . . . . . . . . . . .          2,844,000            1,256,000
 Other accrued liabilities. . . . . . . . . . . . .          9,097,000            8,857,000
                                                       ---------------      ---------------
      Total current liabilities . . . . . . . . . .         50,288,000           47,115,000
Long-term obligations, less current portion . . . .        161,121,000          134,767,000
Minority interest . . . . . . . . . . . . . . . . .          1,433,000            4,777,000
Commitments and contingencies
Stockholders' equity:
 Preferred stock, par value $0.001. . . . . . . . .              1,000                1,000
 Common stock, par value $0.001 . . . . . . . . . .             20,000               20,000
 Additional paid-in capital . . . . . . . . . . . .        194,077,000          192,167,000
 Accumulated deficit. . . . . . . . . . . . . . . .        (22,704,000)         (24,114,000)
 Less cost of common stock held in treasury,
   97,773 shares at March 31, 1997 and
    at December 31, 1996. . . . . . . . . . . . . .           (724,000)            (724,000)
                                                       ---------------      ---------------
    Total stockholders' equity  . . . . . . . . . .        170,670,000          167,350,000
                                                       ---------------      ---------------
                                                        $  383,512,000       $  354,009,000
                                                       ===============      ===============


            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED
                          MARCH 31, 1997 AND 1996
                                 (UNAUDITED)



                                                              1997                 1996
                                                           ----------           ---------

Revenues. . . . . . . . . . . . . . . . . . . . . .     $   56,023,000       $   35,232,000
Direct costs. . . . . . . . . . . . . . . . . . . .         43,520,000           26,509,000
                                                       ---------------      ---------------
Gross profit. . . . . . . . . . . . . . . . . . . .         12,503,000            8,723,000
Selling, general and administrative . . . . . . . .          4,849,000            4,045,000
Depreciation and amortization . . . . . . . . . . .          2,728,000            1,235,000
                                                       ---------------      ---------------
Operating income. . . . . . . . . . . . . . . . . .          4,926,000            3,443,000
Interest income . . . . . . . . . . . . . . . . . .          1,108,000              388,000
Interest expense. . . . . . . . . . . . . . . . . .          2,906,000              901,000
                                                       ---------------      ---------------
Income before minority interest and
   provision for income taxes . . . . . . . . . . .          3,128,000            2,930,000
Minority interest in income of subsidiaries . . . .            171,000            1,371,000
                                                       ---------------      ---------------
Income before provision for income taxes. . . . . .          2,957,000            1,559,000
Provision for income taxes. . . . . . . . . . . . .          1,547,000              799,000
                                                       ---------------      ---------------
Net income. . . . . . . . . . . . . . . . . . . . .     $    1,410,000         $    760,000
                                                       ===============      ===============


Net earnings per common share . . . . . . . . . . .             $ 0.07               $ 0.05
                                                       ===============      ===============

Average common shares used for computing
   earnings per share . . . . . . . . . . . . . . .         20,391,000           15,927,000
                                                       ===============      ===============


        VETERINARY  CENTERS  OF  AMERICA,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                         FOR THE THREE MONTHS ENDED
                           MARCH 31, 1997 AND 1996
                                 (UNAUDITED)


                                                              1997                 1996
                                                            --------             --------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .     $    1,410,000        $     760,000
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . .          2,728,000            1,235,000
   Amortization of debt discount and
     deferred financing costs . . . . . . . . . . .            207,000               72,000
   Minority interest in income of subsidiaries. . .            171,000            1,371,000
   Increase in other assets, net. . . . . . . . . .            --                  (325,000)
   Decrease in deferred income taxes. . . . . . . .            --                   286,000
   Increase in accounts receivable, net . . . . . .         (1,726,000)          (1,262,000)
   Decrease (increase) in inventory,
     prepaid expenses and other . . . . . . . . . .          2,383,000             (403,000)
   (Increase) decrease in prepaid income taxes                 (96,000)             241,000
   Increase in accounts payable and
     accrued liabilities. . . . . . . . . . . . . .          4,437,000              208,000
   Increase in income taxes payable . . . . . . . .          1,547,000                 --
   Payments to minority interest partners . . . . .            (76,000)            (961,000)
                                                       ---------------      ---------------
     Net cash provided by operating activities. . .         10,985,000            1,222,000
                                                       ---------------      ---------------

Cash flows from investing activities:
 Property, plant and equipment additions, net . . .         (1,084,000)          (1,012,000)
 Business acquisitions, net of cash acquired. . . .        (21,803,000)         (12,051,000)
 Proceeds from sale of marketable securities. . . .          2,227,000              --
 Proceeds from the sale of assets . . . . . . . . .            180,000              --
                                                       ---------------      ---------------
 Net cash used in investing activities. . . . . . .        (20,480,000)         (13,063,000)
                                                       ---------------      ---------------

Cash flows from financing activities:
 Reduction of long-term obligations . . . . . . . .         (4,985,000)          (3,527,000)
 Advances made on notes receivable. . . . . . . . .           (556,000)               --
 Payments received on notes receivable. . . . . . .             48,000               12,000
 Net proceeds from exercise of warrants . . . . . .               --              5,330,000
 Proceeds from issuance of common stock
    under stock option plans. . . . . . . . . . . .            589,000              141,000
 Proceeds from issuance of common stock . . . . . .               --                200,000
 Capital contribution of minority
   interest partner . . . . . . . . . . . . . . . .             10,000                 --
 Capital distribution to minority interest partner .        (1,318,000)                 --
                                                        ---------------      ---------------
Net cash (used in) provided by financing
     activities . . . . . . . . . . . . . . . . . .         (6,212,000)           2,156,000
                                                       ---------------      ---------------
 Decrease in cash and equivalents . . . . . . . . .        (15,707,000)          (9,685,000)
 Cash and equivalents at beginning of period. . . .         23,820,000           47,551,000
                                                       ---------------      ---------------
 Cash and equivalents at end of period. . . . . . .     $    8,113,000      $    37,866,000
                                                       ===============      ===============

         VETERINARY  CENTERS  OF  AMERICA,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                         FOR THE THREE MONTHS ENDED
                           MARCH 31, 1997 AND 1996
                                (UNAUDITED)
                                 (continued)


                                                                1997                  1996
                                                               ------                -------
Supplemental disclosures of cash flow information
 Interest paid. . . . . . . . . . . . . . . . . . .     $    1,318,000        $     832,000
 Taxes paid . . . . . . . . . . . . . . . . . . . .             96,000              269,000

Supplemental schedule of non-cash investing
  and financing activities:
 In connection with acquisitions, assets acquired
 and liabilities assumed were as follows:
   Fair value of assets acquired. . . . . . . . . .     $   54,132,000       $   23,304,000
   Less:  Consideration given
   Cash paid to sellers, net of cash acquired . . .         20,646,000            9,875,000
   Cash paid in settlement of assumed
     liabilities. . . . . . . . . . . . . . . . . .          1,157,000            1,010,000
   Common stock issued. . . . . . . . . . . . . . .          1,321,000            3,868,000
                                                        ---------------      ---------------
  Liabilities assumed including notes
     payable issued, net of payments  . . . . . . .     $   31,008,000       $    8,551,000
                                                        ===============      ===============

 In connection with the formation of the
   joint venture and partnerships,
   assets and liabilities contributed by
   the partners were as follows:
    Assets. . . . . . . . . . . . . . . . . . . . .      $     100,000        $     317,000
    Liabilities . . . . . . . . . . . . . . . . . .              --                   --
                                                        ---------------      ---------------

 Non-cash capital contribution of minority
  interest partners . . . . . . . . . . . . . . . .       $    100,000         $    317,000
                                                       ===============      ===============


            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                 (UNAUDITED)

(1)  GENERAL

    The accompanying unaudited consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1997.

    On June 19, 1996, the Company acquired all of the outstanding shares of Pets' Rx, Inc. ("Pets' Rx"). The business combination was treated for accounting purposes as a pooling of interests, and accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. The financial data presented below reflects the historical results of VCA and the historical results of Pets' Rx adjusted to conform to VCA's methods of accounting.

                                      Three Months Ended
                                            MARCH 31,
                                      -------------------
                                       1997          1996
                                       ----          ----
     Revenues:
      Pre-merger
       VCA                       $     --         $31,004,000
       Pets' Rx                        --           4,228,000
                                    ----------     ---------
                                       --          35,232,000
      Post-merger                   56,023,000         --
                                    ----------     ---------
                                 $  56,023,000    $35,232,000
                                    ==========     ==========
     Net income:
      Pre-merger
       VCA                       $     --         $ 1,012,000
       Pets' Rx                        --            (252,000)
                                    ----------      ---------
                                       --             760,000
      Post-merger                    1,410,000          --
                                    ----------      ---------
                                 $   1,410,000    $   760,000
                                    ==========      =========

(2)  ACQUISITIONS AND DISPOSITIONS

     During the first quarter of 1997, the Company purchased four animal hospitals in separate transactions for a total consideration (including acquisition costs) of $6,417,000, consisting of $1,933,000 in cash, $2,713,000 in long-term obligations, 124,056 shares of VCA common stock with a value of $1,321,000, and the assumption of liabilities totaling $450,000. Following the purchase of these facilities, the Company owns the veterinary practice in one case and provides management services to the other three practices.

     In January 1997, the Company acquired the remaining 49% interest in the joint venture, Veterinary Research Laboratories, LLC, for a price as computed in accordance with the operating agreement (including acquisition costs), amounting to $18,713,000 in cash and a $29,002,000 note payable, payable in quarterly installments over six years.

     During the first quarter of 1997, the Company has sold, closed or merged 10 hospitals with annual revenues of approximately $4 million. The Company continues to analyze the operations of certain former The Pet Practice, Inc. ("Pet

Practice") facilities. This process will be completed in the second quarter of 1997. Certain former Pet Practice facilities which do not generate an acceptable level of operating income may be closed as part of this process. If the Company closes such facilities, the associated writedowns and reserves will be recorded in the final purchase price allocation.

(3)  VET'S CHOICE JOINT VENTURE

     In February 1997, the Company's joint venture, Vet's Choice was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period.
On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to (i) 51% of (ii) 1.3 times the annual sales of all products bearing the SELECT BALANCE or SELECT CARE brand (the "Annual Sales") less (iii) $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to (i) 49.5% of (ii) 1.3 times the Annual Sales plus (iii) $4.5 million. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

(4)  RESTRUCTURING AND ASSET WRITEDOWN

     In the first quarter of 1997, the Company utilized approximately $750,000 of the 1996 restructuring reserve to write-off certain fixed assets and to fulfill certain contractual obligations.

(5)  STOCKHOLDERS' LAWSUIT

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

(6)  RECLASSIFICATIONS

     Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

(7)  ACCOUNTING PRONOUNCEMENTS

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS
128) and SFAS No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of 1997. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

(8) SUBSEQUENT EVENTS

    Since March 31, 1997 through May 13, 1997, the Company has purchased one animal hospital and one veterinary diagnostic laboratory for a total consideration (including acquisition costs) of $985,000, consisting of $485,000 in cash and $500,000 in notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") is a leading animal health care company with operations in three business lines: the Company owns, operates and manages animal hospitals; the Company owns and operates veterinary diagnostic laboratories; and the Company, through a joint venture with Heinz Pet Products ("HPP"), markets and distributes premium pet foods. Over the past several years, the Company has issued common stock or notes or paid cash to acquire animal hospitals and veterinary diagnostic laboratories. The acquisition of individual animal hospitals is an integral part of the Company's business plan. In addition, in the second and third quarter of 1996 the Company completed two significant acquisitions which have more than doubled the Company's animal hospital operations. The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines.

     In addition, from January 1, 1997 through March 31, 1997, VCA has acquired one animal hospital in California and entered into management service agreements with three other hospitals in the states of Texas and Nebraska. Subsequent to the end of the quarter, the Company acquired one additional animal hospital in Connecticut and one veterinary diagnostic laboratory in Utah.

     The Company will continue to look for acquisitions or strategic alliances which it believes complement its overall business strategy.

     Throughout 1996, a portion of the Company's operations, including Vet's Choice and Veterinary Research Laboratories, LLC ("Vet Research") were operated as joint ventures in which VCA owned a majority interest. The results of operations of the Company included the results of operations of these joint ventures on a consolidated basis. On January 2, 1997, the Company acquired the remaining 49% interest in Vet Research. Commencing February 1, 1997, the day-to-day management of the Company's joint venture, Vet's Choice, was assumed by HPP. The Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. Effective February 1, 1997 the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

RESULTS OF OPERATIONS

REVENUES

     The following table summarizes the Company's revenues for each of the three-month periods ended March 31:

                                               1997            1996
                                               -----           ----
          Animal Hospital                 $ 39,939,000     $ 22,059,000
          Laboratory                        16,246,000       12,056,000
          Premium Pet Food                   1,064,000        1,850,000
          Intercompany Sales                (1,226,000)        (733,000)
                                           -----------      -----------
                                          $ 56,023,000     $ 35,232,000
                                           ===========      ===========


     Revenues for the Animal Hospital operations increased 81.1% for the three-months ended March 31, 1997 compared to the three months ended March 31, 1996. This growth was primarily the result of growth in the number of facilities operated by the Company. The results for 1997 include the results of over 100 veterinary hospitals acquired subsequent to March 31, 1996.
There were no material changes in revenues between the periods resulting from changes in volume or prices at facilities existing at March 31, 1996.

    Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the first quarter of 1997, amounting to $850,000, are included in Animal Hospital revenues.

     Revenues for the Laboratory operations increased 34.8% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase was primarily due to the acquisition of five veterinary diagnostic laboratories since March 31, 1996.

    Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis. Consequently, revenues for the Pet Food operations include three month's activity in 1996 compared to one month in 1997. Because of the differing time periods, a comparison of the results of the two periods is not meaningful.

GROSS PROFIT

     Gross profit for each of the three-month periods ended March 31 is comprised of the following:

                                 1997             1996
                                 ----             ----
          Animal Hospital   $  6,374,000     $  3,162,000
          Laboratory           5,561,000        4,871,000
          Premium Pet Food       568,000          690,000
                               ----------       ---------
                            $ 12,503,000     $  8,723,000
                               ==========       =========

     Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 101.6% in the 1997 three-month period when compared to the 1996 three-month period, representing 16.0% and 14.3% of Animal Hospital revenues in 1997 and 1996, respectively. The increase in gross profit as a percentage of revenues from 1996 to 1997 was attributable to an increase in gross profit margins at the Company's existing hospitals and to the addition of the Consulting Fees. Animal Hospital gross profit margins at existing hospitals increased to 16.1% in 1997 from 13.7% in 1996 due to a 17.5% decrease in expenses (including a 3.4% decrease in labor costs and an 1.6% decrease in supply costs). Gross profit margins at newly acquired hospitals were 12.7% for the quarter. The Company continues to take actions designed to improve gross margins at the newly acquired hospitals. However, there can be no assurance that the Company will be successful in its efforts to improve gross profit margins at these facilities.

     Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratory gross profit increased 19.1% for the 1997 first quarter compared to the 1996 first quarter, representing 34.2% and 40.4% of laboratory revenues in 1997 and 1996, respectively. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 1997 from the comparable 1996 period was attributable to increased costs in the east coast laboratory operations as a result of increasing the service level to existing clients and entering new markets.

     Gross profit of Premium Pet Food is comprised of revenues less cost of goods sold, including warehousing, freight and distribution costs. Gross profit as a percentage of revenues for the quarter ended March 31, 1997 and 1996 was 53.4% and 37.3%, respectively.

    The Company's Animal Hospital business historically has realized gross profit margins that are lower than that of the Laboratory and Premium Pet Food businesses. As the portion of the Company's revenues attributable to its Animal Hospital operations grow in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     VCA Corporate selling, general and administrative expenses consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense and rent and occupancy costs.

     Selling, general and administrative expense for each of the three-month periods ended March 31 is comprised of the following:

                                           1997                 1996
                                           ----                 ----
          VCA Corporate                $  3,489,000         $ 1,809,000
          Laboratory                        960,000           1,116,000
          Premium Pet Food                  400,000           1,120,000
                                          ---------           ---------
                                       $  4,849,000         $ 4,045,000
                                          =========           =========

     VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues was 8.1% and 8.7% for the three months ended March 31, 1997 and 1996, respectively. The decrease from 1996 to 1997 was primarily attributable to an increase in revenue without a comparable increase in expense.

     Premium Pet Food selling, general and administrative expense as a percentage of Premium Pet Food revenues was 37.6% and 60.5% for the three months ended March 31, 1997 and 1996, respectively. The decrease as a percentage of revenue was primarily attributable to spreading the expenses over a larger revenue base.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $2,728,000 for the three months ended March 31, 1997 from $1,235,000 for the three months ended March 31, 1996. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories including the Company's purchase of the remaining 49% interest in Vet Research in January 1997 for a total purchase price amounting to approximately $47,715,000. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

NET INCOME

     Net income for each of the three-month periods ended March 31 is comprised of the following:

                                   1997           1996
                                   ----           ----
     Revenues:
      Pre-merger
       VCA                     $     --      $  31,004,000
       Pets' Rx                      --          4,228,000
                                 ----------     ----------
                                     --         35,232,000
      Post-merger                56,023,000         --
                                 ----------     ----------
                               $ 56,023,000  $  35,232,000
                                 ==========     ==========
     Net income:
      Pre-merger
       VCA                     $     --      $   1,012,000
       Pets' Rx                      --           (252,000)
                                 ----------     ----------
                                     --            760,000
      Post-merger                 1,410,000         --
                                 ----------     ----------
                               $  1,410,000   $    760,000
                                 ==========     ==========

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the three months ended March 31, 1997 was $10,985,000. The Company used cash, net of cash acquired, of $21,803,000, to purchase four individual veterinary hospitals and the remaining 49% interest in Vet Research. The Company used cash of $4,985,000 to retire long-term obligations.

     The Company received $2,227,000 from the sale of marketable securities.

     The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of veterinary hospitals and veterinary diagnostic laboratories for cash, stock and notes payable. The Company intends to fund its future cash requirements primarily from its cash and marketable securities and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months.

RISK FACTORS

ANTICIPATED EFFECTS OF ACQUISITIONS

     VCA acquired Pets' Rx, Inc. ("Pets' Rx") and The Pet Practice, Inc. ("Pet Practice") in 1996 with the expectation that the transactions will result in beneficial synergies for the combined business. These synergies include the potential to realize improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing customers with improved services.

     Achieving these anticipated benefits depends in part on the efficient, effective and timely integration of the operations of Pets' Rx and Pet Practice with those of the Company. The combination of these businesses requires, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, integration and coordination of the companies' development teams and the identification and elimination of redundant overhead and poor-performing hospitals. These tasks are substantially complete as of the date of this report. However, full integration will require additional efforts requiring substantial dedication from management. There can be no assurance that the problems associated with the integration identified above will not continue or that the integration on an ongoing basis will proceed smoothly or successfully. Furthermore, even if the operations of the three companies are ultimately successfully integrated, it is anticipated that the integration will continue to be accomplished over time and, in the interim, the combination may continue to have an adverse effect on the business, results of operations and financial condition of VCA.

RAPID EXPANSION AND MANAGEMENT OF GROWTH

     Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). In 1996, the Company completed the acquisition of Pet Practice, Pets' Rx, 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, through May 13, 1997, the Company completed the acquisition of four individual animal hospitals and one veterinary diagnostic laboratory. As a result of these acquisitions, the Company's revenues have grown from $51.8 million in 1994 to $107.7 million in 1995, to $182.2 million in 1996 and to unaudited pro forma 1996 revenue of over $233 million. In addition, during this period, the Company entered a new line of business, veterinary diagnostic laboratories.

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

MANAGEMENT INFORMATION SYSTEMS

     The growth experienced by the Company, and specifically the acquisitions of Pet Practice and Pets' Rx, and the corresponding increased need for timely information, have placed significant demands on the Company's existing accounting and management information systems. The Company is in the process of implementing new management information systems to collect and organize data from all of its operations. Once integrated, the Company anticipates that the new systems will result in the automation of certain time-intensive manual procedures, daily access, if desired, to information relating to sales, revenues and other financial and operational data from each animal hospital and veterinary laboratory and ultimately in the delivery of financial information to management and preparation of consolidated financial reports, each on a more timely basis. While the Company has begun the process of implementing new systems, the continued development and installation of the systems involves the risk of unanticipated delay and expenses. There can be no assurance that there will be a successful or timely implementation of the new systems or that it will effectively serve the Company's future information requirements.

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

LEVERAGE

     The Company has incurred substantial indebtedness in connection with the acquisition of its animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. The Company had at March 31, 1997, consolidated long-term obligations (including current portion) of $175.7 million. At March 31, 1997 and December 31, 1996, the Company's ratio of long-term debt to total stockholders' equity was 102.9% and 88.9%, respectively.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At March 31, 1997, the Company's balance sheet reflected $233.7 million of intangible assets of these types, a substantial portion of the Company's $383.5 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

     In addition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that these intangible assets should be evaluated for possible impairment, they may be required to reduce the carrying value of intangible assets, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. In accordance with this policy, the Company has recognized a writedown of goodwill and related assets in the amount of $9.5 million as part of its restructuring plan adopted during the third and fourth quarters of 1996. There can be no assurance that the Company will not be required to writedown assets further in future periods.

GUARANTEED PAYMENTS

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within nine months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 15 consecutive days, depending on the terms of the specific acquisition at issue. There are 256,672 Guarantee Shares outstanding at May 13, 1997 with Issue Prices ranging from $11.62 to $24.53, with a weighted average of $17.30, that have not met their respective Release Prices for the specified period or have not been delivered due to escrow arrangements. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

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

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of May 13, 1997, the Company had 19,355,161 shares of common stock outstanding (including 97,773 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 249,504 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 583,333 shares issuable upon conversion of outstanding preferred stock; 3,688,930 shares of the Company's common stock issuable upon exercise of outstanding stock options; 41,608 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

ALLEGED MISSTATEMENTS REGARDING THE COMPANY'S OPERATIONS AND PROSPECTS

     The Company and certain of its current and former officers and directors have been named as defendants in a class action lawsuit filed on April 1, 1997, entitled Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al., Los Angeles Superior Court, Case No. BC1268547. The lawsuit has been filed on behalf of individuals claiming to have purchased common stock of the Company during the time period from February 15, 1996 through November 14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and success in integrating certain acquisitions. While the Company has not yet filed an answer to the complaint, the Company intends to vigorously defend itself against the lawsuit.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           For discussion on legal proceedings, see Risk Factors -- "Alleged Misstatements Regarding the Company's Operations and Prospects and
           Note 5 to Notes to Financial Statements." In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS:

             Exhibit 11.1  Computation of Per Share Earnings

             Exhibit 27.1  Financial Data Schedule

    (b)   REPORTS ON FORM 8-K:

             Current Report on Form 8-K filed January 22, 1997

             Current Report on Form 8-K filed February 18, 1997

             Current Report on Form 8-K filed February 27, 1997

                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VETERINARY CENTERS OF AMERICA, INC.




Date:  May 14, 1997                 /S/ TOMAS W. FULLER
                                   ------------------------------
                                   Tomas W. Fuller
                                   Chief Financial Officer

                            EXHIBIT INDEX


ITEM       EXHIBIT                                                PAGE

11.1       Computation of Per Share Earnings

27.1       Financial Data Schedule