Form 10-Q
period 1997-06-30
VETERINARY CENTERS OF AMERICA INC
filed 1997-08-13
CIK 817366

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

               YES [x]                           NO [  ]

    State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 19,509,037 shares as of August 11, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

ASSETS                                     June 30,        December 31,
                                             1997             1996
                                             ----             ----

Current assets:
   Cash and equivalents                 $   7,829,000      $ 23,820,000
   Marketable securities                   76,003,000        79,107,000
   Trade accounts receivable,
      less allowance for uncollectible
      accounts                             10,118,000         9,583,000
   Inventory, prepaid expenses and other    7,517,000         8,788,000
   Deferred income taxes                    2,331,000         2,331,000
   Prepaid income taxes                            --         2,137,000
                                          -----------       -----------
      Total current assets                103,798,000       125,766,000
Property, plant and equipment, net         37,861,000        37,467,000
Deferred income taxes                       1,352,000         1,352,000
Goodwill, net                             228,937,000       178,806,000
Covenants not to compete, net               4,735,000         4,933,000
Building purchase options                     887,000           887,000
Notes receivable                            2,200,000         1,486,000
Deferred costs and other                    3,001,000         3,312,000
                                        -------------      ------------
                                        $ 382,771,000      $354,009,000
                                        =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term
      obligations                       $  13,355,000      $ 14,055,000
   Accounts payable                         7,351,000         6,923,000
   Accrued payroll and taxes                4,871,000         7,177,000
   Income taxes payable                     2,311,000                --
   Accrued restructuring costs              7,920,000         8,847,000
   Accrued interest                         1,821,000         1,256,000
   Other accrued liabilities                9,846,000         8,857,000
                                          -----------       -----------
   Total current liabilities               47,475,000        47,115,000
Long-term obligations, less
   current portion                        159,386,000       134,767,000
Minority interest                           1,453,000         4,777,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $0.001            1,000             1,000
   Common stock, par value $0.001              20,000            20,000
   Additional paid-in capital             194,169,000       192,167,000
   Accumulated deficit                    (18,353,000)      (24,114,000)
   Less cost of common stock held
      in treasury, 135,500 shares
      at June 30, 1997 and 97,773
      shares at December 31, 1996          (1,380,000)         (724,000)
                                          -----------       -----------
      Total stockholders' equity          174,457,000       167,350,000
                                        -------------      ------------
                                        $ 382,771,000      $354,009,000
                                        =============      ============


                The accompanying notes are an integral part of these
                          consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED
                              JUNE 30, 1997 AND 1996
                                   (UNAUDITED)



                         Three Months Ended            Six Months Ended
                               June 30,                     June 30,
                         1997           1996           1997            1996
                      ----------     ----------     -----------    -----------
Revenues            $ 63,193,000   $ 42,208,000   $ 119,216,000   $ 77,440,000
Direct costs          45,783,000     30,489,000      89,303,000     57,199,000
                      ----------     ----------      ----------     ----------
Gross profit          17,410,000     11,719,000      29,913,000     20,241,000
Selling,
  general and
  administrative       4,645,000      4,317,000       9,494,000      8,161,000
Depreciation and
  amortization         2,732,000      1,414,000       5,460,000      2,649,000
Merger costs                  --      2,901,000              --      2,901,000
                      ----------     ----------      ----------     ----------
Operating income      10,033,000      3,087,000      14,959,000      6,530,000
Interest and other
  investment income      948,000      1,236,000       2,056,000      1,624,000
Interest expense       3,029,000      2,118,000       5,935,000      3,019,000
                      ----------     ----------      ----------     ----------
Income before minority
  interest and
  provision for
  income taxes         7,952,000      2,205,000      11,080,000      5,135,000
Minority interest
  in income of
  subsidiaries           120,000      1,938,000         291,000      3,309,000
                       ---------      ---------      ----------     ----------
Income before
  provision for
  income taxes         7,832,000        267,000      10,789,000      1,826,000
Provision for
  income taxes         3,481,000      1,571,000       5,028,000      2,370,000
                      ----------    -----------    ------------   ------------
Net income (loss)   $  4,351,000    $(1,304,000)   $  5,761,000    $
(544,000)
                     ===========    ===========    ============   ============
Earnings (loss)
  per share              $  0.21      $   (0.09)        $  0.28       $  (0.04)
                         =======      =========         =======       =========

Weighted average
  common equivalent
  shares used for
  computing
  earnings (loss)
  per share           20,737,000     14,163,000      20,631,000      13,697,000
                      ==========     ==========      ==========      ==========

                  The accompanying notes are an integral part of
                      these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED
                               JUNE 30, 1997 AND 1996
                                     (UNAUDITED)



                                              1997              1996
                                        -------------      -----------
Cash flows from
   operating activities:
   Net income (loss)                    $   5,761,000      $  (544,000)
   Adjustments to reconcile
      net income (loss) to net
      cash provided by
      operating activities:
   Depreciation and amortization            5,460,000        2,649,000
   Amortization of debt discount
      and deferred financing costs            279,000          143,000
   Minority interest in income
      of subsidiaries                         291,000        3,309,000
   Issuance of common stock in
      settlement of employment
      obligations                              --            1,163,000
   Increase in other assets, net               --             (355,000)
   Decrease in deferred income taxes           --              267,000
   Increase in accounts receivable, net    (1,978,000)      (1,621,000)
   Decrease (increase) in inventory,
      prepaid expenses and other              190,000          (39,000)
   Decrease in prepaid income taxes         2,137,000            2,000
   Increase in accounts payable
      and accrued liabilities               2,088,000        1,231,000
   Increase in income taxes payable         2,311,000             --
   Payments to minority
      interest partners                      (176,000)      (2,550,000)
                                           ----------       -----------
   Net cash provided by
      operating activities                 16,363,000        3,655,000
                                           ----------       -----------

Cash flows from investing activities:
   Property, plant and
      equipment additions, net             (2,294,000)      (2,842,000)
   Business acquisitions, net
      of cash acquired                    (23,015,000)     (17,215,000)
   Proceeds from sale
      of marketable securities              3,104,000            --
   Investments in marketable
      securities                                --         (58,141,000)
   Proceeds from the sale
      of assets                               180,000            --
                                         ------------      ------------
   Net cash used in
      investing activities                (22,025,000)     (78,198,000)
                                         ------------      ------------

Cash flows from financing activities:
   Net proceeds from issuance
      of subordinated debentures               --           82,086,000
   Reduction of long-term obligations      (8,516,000)      (5,016,000)
   Advances made on notes receivable          (10,000)           --
   Payments received on
      notes receivable                         67,000           39,000
   Net proceeds from
      exercise of warrants                     --            6,450,000
   Proceeds from warrants
      issued in connection with
      the Vet Research joint venture           --            1,474,000
   Proceeds from issuance of common
      stock under stock option plans           94,000          500,000
   Proceeds from issuance of
      common stock                             --              207,000
   Purchase of treasury stock                (656,000)           --
   Capital contribution of
      minority interest partner                10,000          990,000
   Capital distribution to
      minority interest partner            (1,318,000)           --
                                          -----------       ----------
   Net cash (used in) provided
      by financing activities             (10,329,000)      86,730,000
                                          -----------      -----------
(Decrease) increase in
   cash and equivalents                   (15,991,000)      12,187,000
Cash and equivalents at
   beginning of period                     23,820,000       47,551,000
                                         ------------     ------------
Cash and equivalents
   at end of period                     $   7,829,000     $ 59,738,000
                                         ============      ===========

                  The accompanying notes are an integral part of
                      these consolidated financial statements.

           VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                            JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                                  (continued)

                                                 1997              1996
                                           -------------      ------------
Supplemental disclosures
   of cash flow information:
      Interest paid                        $   5,100,000      $  2,003,000
      Taxes paid                                 580,000         2,101,000

Supplemental schedule of non-cash
   investing and financing activities:
   In connection with acquisitions,
      assets acquired and liabilities
      assumed were as follows:
      Fair value of assets acquired        $  55,893,000      $ 31,119,000
      Less:  Consideration given
         Cash paid to sellers, net
         of cash acquired                     21,764,000        14,519,000
         Cash paid in settlement
         of assumed liabilities                1,251,000         2,696,000
         Common stock issued                   1,362,000         3,868,000
                                           -------------      ------------
   Liabilities assumed including notes
      payable issued, net of payments      $  31,516,000      $ 10,036,000
                                           =============      ============

   In connection with the formation
      of the joint venture and
      partnerships, assets and
      liabilities contributed by
      the partners were as follows:
      Assets                               $     100,000      $    317,000
      Liabilities                                  --                --
                                           -------------      ------------
   Non-cash capital contribution
      of minority interest partners        $     100,000      $    317,000
                                           =============      ============

   Non-cash increase in long-term
      obligations due to
      purchase of property                 $     --           $    120,000
                                           =============      ============

   Issuance of common stock in
      exchange for convertible debt        $     --           $     29,000
                                           =============      ============

   Issuance of note receivable
      for stock options exercised          $     546,000      $     --
                                           =============      ============

                     The accompanying notes are an integral
               part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(1)   GENERAL

     The accompanying unaudited consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1997.

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

                        Three Months Ended                Six Months Ended
                             June 30,                         June 30,
                       1997            1996           1997              1996
                    ------------   ------------   -------------   -------------
Revenues:
  Pre-merger
    VCA             $     --       $ 38,587,000   $     --        $ 69,591,000
    Pets' Rx              --          3,621,000         --           7,849,000
                     -----------    -----------    ------------    ------------
                          --         42,208,000         --          77,440,000
  Post-merger         63,193,000        --          119,216,000         --
                     -----------    -----------    ------------   ------------
                    $ 63,193,000   $ 42,208,000   $ 119,216,000   $ 77,440,000
                    ============   ============   =============   =============

Net income (loss):
  Pre-merger
  VCA               $     --       $   (580,000)   $     --       $    432,000
  Pets' Rx                --           (724,000)         --           (976,000)
                     -----------    -----------    ------------    ------------
                          --         (1,304,000)         --           (544,000)
  Post-merger          4,351,000         --           5,761,000          --
                     -----------    -----------    ------------    ------------
                    $  4,351,000    $(1,304,000)   $  5,761,000   $   (544,000)
                    ============   ============   =============   =============

(2) ACQUISITIONS AND DISPOSITIONS

     During the second quarter of 1997, the Company purchased two animal hospitals and one laboratory in separate transactions for a total consideration (including acquisition costs) of $1,720,000, consisting of $1,120,000 in cash, $500,000 in long-term obligations, and the assumption of liabilities totaling $100,000.

     During the first quarter of 1997, the Company purchased four animal hospitals in separate transactions for a total consideration (including acquisition costs) of $6,456,000, consisting of $1,931,000 in cash, $2,713,000 in long-term obligations, 124,056 shares of VCA common stock with a value of $1,362,000, and the assumption of liabilities totaling $450,000. Following the purchase of these facilities, the Company owns the veterinary practice in one case and provides management services to the other three practices.

     In January 1997, the Company acquired the remaining 49% interest in the joint venture, Veterinary Research Laboratories, LLC, for a price as computed in accordance with the operating agreement (including acquisition costs), amounting to $18,713,000 in cash and a $29,002,000 note payable, payable in quarterly installments over six years.

     During the second quarter of 1997, no hospitals were sold or closed. During the first quarter of 1997, the Company sold, closed or merged 11 hospitals with annual revenues of approximately $4 million. The Company continues to analyze the operations of certain former The Pet Practice, Inc. ("Pet Practice") facilities. Certain former Pet Practice facilities which do not generate an acceptable level of operating income may be closed as part of this process. If the Company closes such facilities, the associated writedowns and reserves will be recorded in the final purchase price allocation.

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

(4)  RESTRUCTURING AND ASSET WRITEDOWN

     For the six months ended June 30, 1997, the Company utilized approximately $927,000 of the 1996 restructuring reserve to write-off certain fixed assets and to fulfill certain contractual obligations.

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

     Since discovery only recently commenced, the Company is unable to assess the likelihood of an adverse result in the class action lawsuit. There can be no assurances as to the outcome of such lawsuit. The inability of the Company to resolve the claims that are the basis for the lawsuit or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of such lawsuit may result in substantial costs to the Company, as well as significant dedication of management resources.

(6)  RECLASSIFICATIONS

     Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

(7)  ACCOUNTING PRONOUNCEMENTS

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS
128). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 128 will be adopted in the fourth quarter of 1997. Management does not expect the adoption of this standard will have a material effect on the Company's financial position or its results of operations.

(8)  SUBSEQUENT EVENTS

     Since June 30, 1997 through August 11, 1997, the Company has purchased four animal hospitals for a total consideration (including acquisition costs) of $4,190,000, consisting of $1,486,000 in cash and $2,664,000 in notes payable, and $40,000 in assumed liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") is a leading animal health care company with operations in two core business lines, animal hospitals and veterinary diagnostic laboratories. In addition, the Company is a partner in a joint venture with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods ("Vet's Choice").

     Over the past several years, the Company has focused on building a network of free-standing, full-service animal hospitals and veterinary-exclusive laboratories. The Company has accomplished this task by acquiring animal hospitals and veterinary diagnostic laboratories through the issuance of common stock or notes, or the payment of cash.

     In the second and third quarters of 1996 the Company completed two significant acquisitions which more than doubled the Company's animal hospital operations. The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition, from January 1, 1997 through June 30, 1997, VCA acquired two animal hospitals in California, one in Connecticut, and entered into management service agreements with three other hospitals in the states of Texas and Nebraska, and acquired one veterinary diagnostic laboratory in Utah. Subsequent to June 30, 1997, the Company acquired four animal hospitals. The Company will continue to look for acquisitions or strategic alliances which it believes complement its overall business strategy.

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

RESULTS OF OPERATIONS

REVENUES

     The following table summarizes the Company's revenues for the three and six months ended June 30:

                           Three Months Ended         Six Months Ended
                              June  30,                    June 30,
                         1997          1996            1997            1996
                    ------------   ------------   -------------   -------------
Animal Hospital     $ 45,929,000   $ 25,455,000   $  85,868,000   $ 47,514,000
Laboratory            18,482,000     15,432,000      34,728,000     27,488,000
Premium Pet Food          --          2,120,000       1,064,000      3,970,000
Intercompany Sales    (1,218,000)      (799,000)     (2,444,000)    (1,532,000)
                    ------------   ------------   -------------   -------------
                    $ 63,193,000   $ 42,208,000   $ 119,216,000   $ 77,440,000
                    ============   ============   =============   =============

     Revenues for the Animal Hospital operations increased 80.7% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The increase in the three-month period ended June 30, 1997 compared to the three-month period ended June 30, 1996 was 80.4%. This growth was primarily the result of the increase in the number of facilities operated by the Company.
The results for 1997 include the results of 74 veterinary hospitals acquired subsequent to June 30, 1996. The increase in revenues resulting from changes in volume or prices at existing facilities as compared to the corresponding period in the prior year was approximately 0.7% and 1.1% for the six and three months ended June 30, 1997, respectively.

     Pursuant to a restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the six and three months ended June 30, 1997, amounting to $2,125,000 and $1,275,000, respectively, and are included in Animal Hospital revenues.

     Revenues for the Laboratory operations increased 26.3% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The increase in the three months ended June 30, 1997 compared to the three months ended June 30, 1996 was 19.8%. This increase was primarily due to the acquisition of four veterinary diagnostic laboratories since June 30, 1996.

     Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis. Consequently, revenues for the Pet Food operations include activity for only one month in 1997 compared to three or six months in 1996. Because of the differing time periods, a comparison of the results of the two periods is not meaningful.

GROSS PROFIT

     Gross profit for the three and six months ended June 30 is comprised of the following:

                        Three Months Ended              Six Months Ended
                             June 30,                       June 30,
                         1997           1996            1997            1996
                    ------------   ------------   -------------   -------------
Animal Hospital     $ 10,437,000   $  4,488,000   $  16,811,000   $   7,650,000
Laboratory             6,973,000      6,429,000      12,534,000      11,099,000
Premium Pet Food          --            802,000         568,000       1,492,000
                    ------------   ------------   -------------   -------------
                    $ 17,410,000   $ 11,719,000   $  29,913,000   $  20,241,000
                    ============   ============   =============   =============

     Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 119.8% in the 1997 six-month period when compared to the 1996 six-month period, representing 19.6% and 16.1% of Animal Hospital revenues in 1997 and 1996, respectively. The increase in gross profit as a percentage of revenues from 1996 to 1997 was attributable to an increase in gross profit margins at the Company's existing hospitals (those acquired prior to January 1, 1996), higher gross profit margins at newly acquired hospitals (acquired on or after January 1, 1996) and to the addition of the Consulting Fees. Animal Hospital gross profit margins at existing hospitals, for the six-month period, increased to 18.0% in 1997 from 17.0% in 1996. Gross profit margins at newly acquired hospitals were 17.2% for the six months. Animal Hospital gross profits increased 132.6% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, representing 22.7% and 17.6% of Animal Hospital revenues in 1997 and 1996, respectively. Animal Hospital gross profit margins at existing hospitals (those acquired prior to April 1, 1996), for the quarter, increased to 19.5% in 1997 from 19.0% in 1996. Gross profit margins at newly acquired hospitals (acquired on or after April 1, 1996) were 21.5% for the quarter.

     Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratory gross profit increased 12.9% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, representing 36.1% and 40.4% of laboratory revenues in 1997 and 1996, respectively. As a percentage of revenues, Laboratory gross profit was 37.7% and 41.7% for the three months ended June 30, 1997 and 1996, respectively. The decrease in gross profit as a percentage of revenue for both the six and three months ended June 30, 1997 from the comparable 1996 period was attributable to increased costs in the east coast laboratory operations as a result of the expansion of the management team and services.

     The Company's Animal Hospital business historically has realized gross profit margins that are lower than that of the Laboratory business. As the portion of the Company's revenues attributable to its Animal Hospital operations grow in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     VCA Corporate selling, general and administrative expenses consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense and rent and occupancy costs.

     Selling, general and administrative expense for the three and six months ended June 30 is comprised of the following:

                          Three Months Ended                 Six Months Ended
                               June 30,                           June 30,
                          1997          1996            1997             1996
                    ------------   ------------   -------------   -------------
   VCA Corporate    $  3,692,000   $  2,139,000   $   7,181,000   $   3,948,000
   Laboratory            953,000        980,000       1,913,000       1,895,000
   Premium Pet Food       --          1,198,000         400,000       2,318,000
                    ------------   ------------   -------------   -------------
                    $  4,645,000   $  4,317,000   $   9,494,000   $   8,161,000
                    ============   ============   =============   =============

     VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues was 7.5% and 7.8% for the six months ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997 and 1996, VCA Corporate and Laboratory, selling, general and administrative expense as a percentage of Animal Hospital and Laboratory revenues was 7.2% and 7.6%, respectively. The decrease from 1996 to 1997 was primarily attributable to spreading the expense over a larger revenue base.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $5,460,000 for the six months ended June 30, 1997 from $2,649,000 for the six months ended June 30, 1996. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the six months ended June 30, 1997 was $16,363,000. The increase in cash flow provided by operations for the 1997 six-month period compared to the 1996 six-month period, was $12,708,000. This increase is attributable to (i) an increase in income as a result of the growth in the number of facilities operated by the Company and the addition of the Consulting Fees; and (ii) changes in non-cash working capital of approximately $4,900,000. The Company used cash, net of cash acquired, of $23,015,000, to purchase six individual veterinary hospitals, one laboratory and the remaining 49% interest in Vet Research. The Company also used cash of $8,516,000 to retire long-term obligations, $2,294,000 to purchase property, plant and equipment and $656,000 to purchase treasury shares.

     The Company received $3,104,000 from the sale of marketable securities.

     The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of veterinary hospitals and veterinary diagnostic laboratories for cash, stock and notes. The Company intends to fund its future cash requirements primarily from its cash and marketable securities and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months.

RISK FACTORS

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things (i) trends affecting the Company's financial condition or results of operations; and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the information set forth below.

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

RAPID EXPANSION AND MANAGEMENT OF GROWTH

     Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). In 1996, the Company completed the acquisition of Pet Practice, 22 individual animal hospitals and six veterinary diagnostic laboratories and entered into a combination with Pets' Rx in a transaction accounted for as a pooling of interests. In 1997, through August 11, 1997, the Company completed the acquisition of 10 individual animal hospitals and two veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $51.8 million in 1994 to $107.7 million in 1995, to $182.2 million in 1996 and to unaudited pro forma annualized 1997 revenue of over $240 million. In addition, during this period, the Company entered a new line of business, veterinary diagnostic laboratories.

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

INFORMATION SYSTEMS

     The growth experienced by the Company, and specifically the acquisitions of Pet Practice and Pets' Rx, and the corresponding increased need for timely information, have placed significant demands on the Company's existing information systems. The Company is in the process of implementing new information systems to collect and organize data from all of its operations. Once integrated, the Company anticipates that the new systems will result in the automation of certain time-intensive manual procedures, daily access, if desired, to information relating to sales, revenues and other financial and operational data from each animal hospital and veterinary laboratory and ultimately in the delivery of financial information to management and preparation of consolidated financial reports, each on a more timely basis. While the Company has begun the process of implementing new systems, the continued development and installation of the systems involves the risk of unanticipated delay and expenses. There can be no assurance that there will be a successful or timely implementation of the new systems or that it will effectively serve the Company's future information requirements.

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

LEVERAGE

     The Company has incurred substantial indebtedness in connection with the acquisition of its animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. The Company had at June 30, 1997, consolidated long-term obligations (including current portion) of $172.7 million. At June 30, 1997 and December 31, 1996, the Company's ratio of long-term debt to total stockholders' equity was 99.0% and 88.9%, respectively.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At June 30, 1997, the Company's balance sheet reflected $233.7 million of intangible assets of these types, a substantial portion of the Company's $382.8 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

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

GUARANTEED PAYMENTS

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within nine months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 15 consecutive days, depending on the terms of the specific acquisition at issue. There are 256,672 Guarantee Shares outstanding at August 11, 1997 with Issue Prices ranging from $11.62 to $24.53, with a weighted average of $17.30, that have not met their respective Release Prices for the specified period or have not been delivered due to escrow arrangements. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

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

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of August 11, 1997, the Company had 19,509,037 shares of common stock outstanding (including 135,000 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 96,088 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 583,333 shares issuable upon conversion of outstanding preferred stock; 3,652,751 shares of the Company's common stock issuable upon exercise of outstanding stock options; 35,876 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

     Since discovery has only recently commenced, the Company is unable to assess the likelihood of an adverse result in the class action lawsuit. There can be no assurances as to the outcome of such lawsuit. The inability of the Company to resolve the claims that are the basis for the lawsuit or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial condition and results of operations. In any event, the Company's defense of such lawsuit, even if the outcome is favorable to the Company, may result in substantial costs to the Company, as well as significant dedication of management resources.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         For discussion on legal proceedings, see Risk Factors - "Alleged Misstatements Regarding the Company's Operations and Prospects."
         In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the annual meeting of the shareholders held on June 30, 1997, Robert L. Antin and Richard Gillespie, M.D., were elected to serve as Class I Directors of the Company until the year 2000 annual meeting of shareholders. The other directors of the Company are: Arthur J. Antin, Neil Tauber, John B. Chickering, Jr. and John A. Heil.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

             Exhibit 11.1  Computation of Per Share Earnings

             Exhibit 27.1  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K:

             Current Report on Form 8-K Filed May 1, 1997

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VETERINARY CENTERS OF AMERICA, INC.




Date:  August 13, 1997             /S/ Tomas W. Fuller
                                   -------------------
                                   Tomas W. Fuller
                                   Chief Financial Officer

                                  EXHIBIT INDEX


ITEM      EXHIBIT                                                        PAGE
----      -------                                                        ----

11.1      Computation of Per Share Earnings

27.1      Financial Data Schedule