Form 10-Q
period 1997-09-30
VETERINARY CENTERS OF AMERICA INC
filed 1997-11-14
CIK 817366

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

                   3420 OCEAN PARK BOULEVARD, SUITE 1000
                      SANTA MONICA, CALIFORNIA 90405
                 (Address of principal executive offices)
                              (310) 392-9599
           (Registrant's telephone number, including area code)

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

                          YES [X]          NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 par value 20,209,990 shares as of November 12, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

ASSETS                                          September 30,  December 31,
                                                    1997           1996
                                                -----------     ----------
Current assets:
 Cash and equivalents......................... $  3,647,000  $   23,820,000
 Marketable securities........................    75,838,000     79,107,000
 Trade accounts receivable, less
   allowance for uncollectible accounts.......    10,321,000      9,583,000
 Inventory, prepaid expenses and other........     6,553,000      8,788,000
 Deferred income taxes........................     2,331,000      2,331,000
 Prepaid income taxes.........................        --          2,137,000
                                                 -----------     ----------
Total current assets..........................    98,690,000    125,766,000

Property, plant and equipment, net............    37,675,000     37,467,000
Deferred income taxes.........................     1,352,000      1,352,000
Goodwill, net.................................   233,985,000    178,806,000
Covenants not to compete, net.................     4,784,000      4,933,000
Building purchase options.....................       887,000        887,000
Notes receivable..............................     2,150,000      1,486,000
Deferred costs and other......................     3,104,000      3,312,000
                                                 -----------     ----------
                                               $ 382,627,000  $ 354,009,000
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current  portion  of long-term obligations.. $  15,942,000   $ 14,055,000
 Accounts payable.............................     5,528,000      6,923,000
 Accrued payroll and taxes....................     6,245,000      7,177,000
 Income taxes payable.........................       899,000          --
 Accrued restructuring costs..................     5,747,000      8,847,000
 Accrued interest.............................     3,590,000      1,256,000
 Other accrued liabilities....................     7,941,000      8,857,000
                                                 -----------     ----------
   Total current liabilities..................    45,892,000     47,115,000
Long-term obligations, less current portion...   157,170,000    134,767,000
Minority interest.............................     1,422,000      4,777,000
Commitments and contingencies
Stockholders' equity:
 Preferred stock, par value $0.001.............        1,000          1,000
 Common stock, par value $0.001................       20,000         20,000
 Additional paid-in capital....................  194,440,000    192,167,000
 Accumulated deficit...........................  (14,938,000)   (24,114,000)
  Less cost of common stock held in
   treasury, 135,500 shares at September  30,
  1997 and 97,773 shares at December 31, 1996..   (1,380,000)      (724,000)
                                                 -----------     ----------
      Total stockholders' equity...............  178,143,000    167,350,000
                                                 -----------     ----------
                                               $ 382,627,000  $ 354,009,000
                                                 ===========     ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

          VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED)


                                          Three Months Ended            Nine Months Ended
                                            September 30,                   September 30,
                                         1997           1996             1997           1996
                                       ----------     ----------      -----------    -----------
Revenues............................ $ 62,163,000   $ 52,399,000    $ 181,379,000  $ 129,839,000
Direct costs........................   46,491,000     39,718,000      135,794,000     96,423,000
                                       ----------     ----------      -----------    -----------
Gross profit........................   15,672,000     12,681,000       45,585,000     33,416,000
Selling, general and administrative.    4,412,000      5,303,000       13,906,000     13,958,000
Depreciation and amortization.......    2,702,000      2,335,000        8,162,000      4,984,000
Merger costs........................                      --                           2,901,000
Restructuring and asset write-down..       --          12,362,000           --        12,362,000
                                       ----------     ----------      -----------    -----------
Operating income (loss).............    8,558,000      (7,319,000)     23,517,000       (789,000)
Interest and other investment income    1,088,000       1,391,000       3,144,000      3,015,000
Interest expense....................    3,022,000       2,476,000       8,957,000      5,495,000
                                       ----------     ----------      -----------    -----------
Income (loss) before minority
 interest and provision for
 income taxes.......................    6,624,000      (8,404,000)     17,704,000     (3,269,000)
Minority interest in income of
 subsidiaries.......................       65,000       1,729,000         356,000      5,038,000
                                       ----------     ----------      -----------    -----------
Income (loss) before provision for
 income taxes.......................    6,559,000     (10,133,000)     17,347,000     (8,307,000)
Provision for income taxes              3,144,000       1,336,000       8,172,000      3,706,000
                                       ----------     ----------      -----------    -----------
Net income (loss)..................  $  3,415,000    $(11,469,000)    $ 9,176,000  $ (12,013,000)
                                       ==========     ===========      ==========    ===========
Earnings (loss) per share..........         $0.16        $(0.66)          $0.44         $(0.81)
                                       ==========     ===========      ==========    ===========
Weighted average common equivalent
 shares used for computing earnings
 (loss) per share...................   21,305,000     17,250,000       21,520,000     14,890,000
                                       ==========     ===========      ==========    ===========


     The accompanying notes are an integral part of these consolidated balance sheets.

          VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)


                                                                                                  1997             1996
                                                                                             ------------      -------------
Cash flows from operating activities:
   Net income (loss)                                                                         $  9,176,000      $ (12,013,000)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                              8,162,000          4,984,000
     Amortization of debt discount and deferred financing costs                                   510,000            316,000
     Restructuring and asset write-down                                                            --             12,362,000
     Minority interest in income of subsidiaries                                                  356,000          5,038,000
     Issuance of common stock in settlement of employment obligations                              --              1,163,000
     Increase in other assets, net                                                               (393,000)          (138,000)
     Increase in deferred income taxes                                                             --               (223,000)
     Increase in accounts receivable, net                                                      (2,087,000)        (1,557,000)
     (Increase) decrease in inventory, prepaid expenses and other                               1,304,000            (89,000)
     Decrease in prepaid income taxes                                                           2,137,000            494,000
     (Decrease) increase  in accounts payable and accrued liabilities                             (30,000)         1,536,000
     Increase in income taxes payable                                                             899,000            280,000
     Increase in accrued interest                                                               2,334,000          1,952,000
     Payments to minority interest partners                                                      (311,000)        (4,007,000)
     Utilization of accrued restructuring costs                                                (1,013,000)             --
                                                                                             ------------      -------------
      Net cash provided by operating activities                                                21,044,000         10,098,000
                                                                                             ------------      -------------

Cash flows from investing activities:
     Property, plant and equipment additions, net                                              (5,076,000)        (4,660,000)
     Business acquisitions, net of cash acquired and payments on assumed liabilities          (25,987,000)       (24,606,000)
     Proceeds from sale of marketable securities                                                3,269,000              --
     Investments in marketable securities                                                          --            (66,534,000)
     Proceeds from the sale of assets                                                             190,000            273,000
                                                                                             ------------      -------------
      Net cash used in investing activities                                                   (27,604,000)       (95,527,000)
                                                                                             ------------      -------------

Cash flows from financing activities:
     Net proceeds from issuance of subordinated debentures                                         --             82,086,000
     Reduction of long-term obligations                                                       (12,126,000)        (8,363,000)
     Payments received on notes receivable, net                                                   112,000             71,000
     Net proceeds from exercise of warrants                                                        --              7,110,000
     Proceeds from warrants issued in connection with the Vet Research joint venture               --              1,474,000
     Proceeds from issuance of common stock under stock option plans                              365,000            526,000
     Proceeds from issuance of common stock                                                        --                207,000
     Purchase of treasury stock                                                                  (656,000)             --
     Capital contribution of minority interest partner                                             10,000            990,000
     Capital distribution to minority interest partner                                         (1,318,000)             --
                                                                                             ------------      -------------
      Net cash (used in) provided by financing activities                                     (13,613,000)        84,101,000
                                                                                             ------------      -------------
Decrease in cash and equivalents                                                              (20,173,000)        (1,328,000)
Cash and equivalents at beginning of period                                                    23,820,000         47,551,000
                                                                                             ------------      -------------
Cash and equivalents at end of period                                                      $    3,647,000      $  46,223,000
                                                                                             ============      =============

        VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (UNAUDITED)

(1)  GENERAL

     The accompanying unaudited consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1997.

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


                                           Nine Months Ended
                                             September 30,
                                      1997                    1996
                                 --------------          --------------
     Revenues:
       Pre-merger
         VCA                     $        --              $   69,591,000
         Pets' Rx                         --                   7,849,000
                                 ---------------          --------------
                                          --                  77,440,000

       Post-merger                   181,379,000              52,399,000
                                 ---------------          --------------
                                 $   181,379,000          $  129,839,000
                                 ===============          ==============

     Net income (loss):
       Pre-merger
         VCA                     $        --              $      432,000
         Pets' Rx                         --                    (976,000)
                                 ---------------          --------------
                                          --                    (544,000)
       Post-merger                     9,176,000             (11,469,000)
                                 ---------------          --------------
                                 $     9,176,000          $  (12,013,000)
                                 ===============          ==============


(2)  ACQUISITIONS AND DISPOSITIONS

     During the third quarter of 1997, the Company purchased five animal hospitals in separate transactions for a total consideration (including acquisition costs) of $6,453,000, consisting of $2,551,000 in cash, $3,750,000 in long-term obligations, and the assumption of liabilities totaling $153,000. The Company owns three of these veterinary practices and provides management services to the other two practices.

     During the second quarter of 1997, the Company purchased two animal hospitals and the business of one laboratory in separate transactions for a total consideration (including acquisition costs) of $1,464,000, consisting of $864,000 in cash, $500,000 in long-term obligations, and the assumption of liabilities totaling $100,000.

     During the first quarter of 1997, the Company purchased four animal hospitals in separate transactions for a total consideration (including acquisition costs) of $4,876,000, consisting of $1,865,000 in cash, $1,796,000 in long-term obligations, 124,056 shares of VCA common stock with a value of $1,162,000, and the assumption of liabilities totaling $53,000. The Company owns one of these veterinary practices and provides management services to the other three practices.

     In January 1997, the Company acquired the remaining 49% interest in the joint venture, Veterinary Research Laboratories, LLC, for a price computed in accordance with the operating agreement (including acquisition costs), amounting to $18,713,000 in cash and a $29,002,000 note payable, payable in quarterly installments over six years.

     During the third quarter of 1997, one hospital was sold. The hospital had annual revenues of approximately $309,000. During the second quarter of 1997, the practices of two hospitals were merged into other hospitals. During the first quarter of 1997, the Company sold, closed or merged 11 hospitals with annual revenues of approximately $4 million.

(3)  VET'S CHOICE JOINT VENTURE

     In February 1997, the Company's joint venture, Vet's Choice was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the SELECT BALANCE or brand (the "Annual Sales") less $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to 49.5% of 1.3 times the Annual Sales plus $4.5 million. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

(4)  RESTRUCTURING AND ASSET WRITE-DOWN

     During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan"). The 1996 Plan was designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions of Pets' Rx, The Pet Practice, Inc. and Southwest Veterinary Diagnostic Laboratory, Inc. In addition, certain hospitals, which did not meet the new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations, were to be closed or
sold.   The major components of the 1996 Plan included:  (1) the
termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of twelve animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations; and (3) contract terminations and write-down of assets in connection with the move to common communications and computer systems.

     During the quarter ended September 30, 1997, the Company completed its restructuring of its laboratory operations and terminated a contract related to its common communications systems. During the nine months ended September 30, 1997, the Company sold four hospitals as part of the 1996 Plan. Another four hospitals initially intended to be sold or closed improved their performance, one of which was due to the acquisition of an additional practice that was merged into the existing practice. There are no current plans to dispose of these four hospitals. Of the remaining four hospitals included in the 1996 Plan, one is expected to be closed in December 1997, two are expected to be consolidated and moved to a new location by the second quarter of 1998 and the other is for sale.

     During the nine months ended September 30, 1997, the Company, as part of the 1996 Plan, incurred $1,013,000 of cash expenditures, consisting primarily of payments of lease and contractual obligations, and $1,655,000 of non-cash write-downs, consisting primarily of write-downs of property, plant and equipment and intangibles. At September 30, 1997, $4,005,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. As of September 30, 1997, the Company has completed a majority of its restructuring plans, with remaining actions expected to be completed in 1998, although certain lease obligations will continue through 2014.

     The Company reviewed the financial performance of its hospitals. As a result of this review, an additional ten hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). The unused restructuring reserve from the 1996 Plan was transferred to cover the restructuring and asset write-down charges for the 1997 Plan, amounting to $2,174,000. The major components of the 1997 Plan consists of the termination of leases, amounting to $1,191,000, and the write-down of intangibles, property and equipment, amounting to $983,000, in connection with the closure, sale or consolidation of ten animal hospitals. Collectively, the ten hospitals have aggregate annual revenue of approximately $5.2 million.

     During the three months ended September 30, 1997, the Company, as part of the 1997 Plan, recorded $432,000 of non-cash write-downs, consisting of a write-down of intangibles. At September 30, 1997, $1,742,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and non-cash charges. The 1997 Plan is expected to be completed by September 30, 1998, although certain lease obligations will continue through 2005.

(5)  STOCKHOLDERS' LAWSUITS

     The Company and certain of its current and former officers and directors have been named as defendants in two purported class action lawsuits filed in Los Angeles Superior Court (MARILYN J. THOMPSON, ET AL. V. VETERINARY CENTERS OF AMERICA, INC., ET AL., filed April 1, 1997, and JOHN MARTIN V. VETERINARY CENTERS OF AMERICA, INC., ET AL., filed August 8,
1997), and a purported class action lawsuit filed on June 9, 1997, in the United States District Court for the Central District of California, entitled MARILYN J. THOMPSON, ET AL. V. VETERINARY CENTERS OF AMERICA, INC., ET AL (collectively, the "Class Actions"). The Class Actions have been filed on behalf of individuals claiming to have purchased common stock of the Company during the time period from February 15, 1996 through November
14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and the integration of certain acquisitions.

     Since discovery has only recently commenced in the Class Actions, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Class Actions. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of the Class Actions may result in substantial costs to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend the lawsuits.

     Certain of the Company's current and former directors and officers were named as defendants in a lawsuit filed on September 26, 1997, in the Superior Court of California for the County of Los Angeles, entitled KENT
E. MASON IRA SEP V. ROBERT L. ANTIN, ET AL. (the "Derivative Action"). In the Derivative Action, the plaintiff has alleged that the officer and director defendants breached various duties owed to the Company, and seeks unspecified damages on the Company's behalf. The Company may owe indemnity obligations to the defendants named in the Derivative Action. None of the defendants has been served with the complaint.

(6)  RECLASSIFICATIONS

     Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

(7)  ACCOUNTING PRONOUNCEMENTS

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS 128 will be adopted in the fourth quarter of 1997. Management does not expect the adoption of this standard to have a material effect on the Company's financial position or its results of operations.

(8)  SUBSEQUENT EVENTS

     Since September 30, 1997 through November 12, 1997, the Company has purchased one animal hospital and the business of one laboratory, in separate transactions, and entered into management service agreements with two hospitals for a total consideration of $5,060,000, consisting of $2,235,000 in cash, $2,075,000 in notes payable and $750,000 in VCA common stock.

     On October 7, 1997, the Company entered into a letter of intent to make a strategic investment in Veterinary Pet

Services, Inc. ("VPI"), the largest provider of pet health insurance in the United States. VCA will invest up to $6 million for shares of VPI's convertible preferred stock. The terms of the transaction are subject to approval by the Board of Directors and the California Department of Insurance.

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

     Over the past several years, the Company has focused on building a network of free-standing, full-service animal hospitals and veterinary diagnostic laboratories. The Company has accomplished this task by acquiring animal hospitals and veterinary diagnostic laboratories through a combination of the issuance of common stock or notes, or the payment of cash.

     In 1996, the Company completed two significant acquisitions which more than doubled the Company's animal hospital operations. The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. During the period from January 1, 1997 through September 30, 1997, VCA acquired six animal hospitals in the states of California, Connecticut, Pennsylvania and Virginia, and entered into management service agreements with five other hospitals in the states of Texas, Nebraska and New York, and acquired the business of one veterinary diagnostic laboratory. Subsequent to September 30, 1997, the Company acquired one animal hospital, entered into management service agreements with two hospitals and acquired the business of one veterinary diagnostic laboratory. The Company will continue to look for acquisitions or strategic alliances which it believes complement its overall business strategy.

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

RESULTS OF OPERATIONS

REVENUES

     The following table summarizes the Company's revenues for the three and nine months ended September 30:

                                   Three Months Ended              Nine Months Ended
                                     September 30,                    September 30,
                                 1997             1996              1997            1996
                             -----------       -----------      -------------   -----------

     Animal Hospital         $45,784,000       $36,733,000      $131,652,000    $ 84,247,000
     Laboratory               17,559,000        14,775,000        52,287,000      42,263,000
     Premium Pet Food                --          2,151,000         1,064,000       6,121,000
     Intercompany Sales       (1,180,000)       (1,260,000)       (3,624,000)     (2,792,000)
                             -----------       -----------      -------------   ------------
                             $62,163,000       $52,399,000      $181,379,000    $129,839,000
                             ===========       ===========      ============    ============



     Revenues for the Animal Hospital operations increased 56.3% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in revenues for the Animal Hospital operations in the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996 was 24.6%. This growth was primarily the result of the increase in the number of facilities operated by the Company. The results for 1997 include the results of 18 veterinary hospitals acquired subsequent to September 30, 1996. The increase in revenues resulting from changes in volume or prices at existing facilities, as compared to the corresponding period in the prior year, was approximately 1.9% and 4.0% for the nine and three months ended September 30, 1997, respectively.

     Pursuant to a restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the nine and three months ended September 30, 1997, amounting to $3.4 million and $1.3 million respectively, are included in Animal Hospital revenues.

     Revenues for the Laboratory operations increased 23.7% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in revenues for laboratory operations in the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was 18.8%. This increase was primarily due to the acquisition of the businesses of five veterinary diagnostic laboratories since September 30, 1996.

     Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis. Consequently, revenues for the Pet Food operations include activity for only one month in 1997 compared to three or nine months in 1996. Because of the differing time periods, a comparison of the results of the two periods is not meaningful.

GROSS PROFIT

     Gross profit for the three and nine months ended September 30 is comprised of the following:


                                         Three Months Ended              Nine Months Ended
                                           September 30,                     September 30,
                                       1997             1996              1997            1996
                                  -----------       -----------      -----------      -----------

     Animal Hospital              $ 9,416,000       $ 6,737,000      $26,227,000      $14,387,000
     Laboratory                     6,256,000         5,033,000       18,790,000       16,626,000
     Premium Pet Food                      --           911,000          568,000        2,403,000
                                  -----------       -----------      -----------      -----------
                                  $15,672,000       $12,681,000      $45,585,000      $33,416,000
                                  ===========       ===========      ===========      ===========

     Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 82.3% for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 and represented 19.9% and 17.1% of Animal Hospital revenues for these periods, respectively. This increase was attributable to an increase in gross profit margins at the Company's existing hospitals (those acquired prior to January 1, 1996), higher gross profit margins at newly acquired hospitals (acquired on or after January 1, 1996) and the addition of the Consulting Fees. Animal Hospital gross profit margins at existing hospitals were 17.8% for each of the nine-month periods ended September 30, 1997 and 1996. Animal Hospital gross profit margins at newly acquired hospitals were 21.4% for the nine months ended September 30, 1997. Animal Hospital gross profits increased 39.8% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, representing 20.6% and 18.3% of Animal Hospital revenues for these periods, respectively. Animal Hospital gross profit margins at existing hospitals (those acquired prior to July 1, 1996) decreased to 16.8% for the three months ended September 30, 1997 from 19.0% for the three months ended September 30, 1996. This decrease in gross profit as a percentage of revenues was primarily attributable to an increase in the proportion that retail revenues represents of total revenues. Retail sales generate lower gross profits than other hospital revenues. Gross profit margins at newly acquired hospitals (acquired on or after July 1, 1996) were 25.6% for the quarter.

     Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative Laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratory gross profit increased 13.0% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, representing 35.9% and 39.3% of Laboratory revenues for these periods, respectively. The decrease in gross profit for the Laboratory operations as a percentage of Laboratory revenue for the nine months ended September 30, 1997 from the comparable 1996 period was attributable to increased costs in the east coast Laboratory operations as a result of the expansion of the management team and services. As a percentage of Laboratory revenues, Laboratory gross profit was 35.6% and 34.1% for the three months ended September 30, 1997 and 1996, respectively.

     The Company's Animal Hospital business historically has realized gross profit margins that are lower than that of the Laboratory business. As the portion of the Company's revenues attributable to its Animal Hospital operations grow in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense and rent and occupancy costs. Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and sales, marketing and promotional expense.

     Selling, general and administrative expense for the three and nine months ended September 30 is comprised of the following:


                                  Three Months Ended                  Nine Months Ended
                                   September 30,                         September 30,
                                1997             1996                1997             1996
                             ----------       ----------         -----------      -----------

      VCA Corporate          $3,226,000       $2,918,000         $10,407,000      $ 6,866,000
      Laboratory              1,186,000        1,220,000           3,099,000        3,609,000
      Premium Pet Food            --           1,165,000             400,000        3,483,000
                             ----------       ----------         -----------      -----------
                             $4,412,000       $5,303,000         $13,906,000      $13,958,000
                             ==========       ==========         ===========      ===========

     VCA Corporate and Laboratory selling, general and administrative expense, in the aggregate, as a percentage of Animal Hospital and Laboratory revenues was 7.3% and 8.3% for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996, VCA Corporate and Laboratory, selling, general and administrative expense, in the aggregate, as a percentage of Animal Hospital and Laboratory revenues was 7.0% and 8.0%, respectively. The decrease was primarily attributable to spreading the expense over a larger revenue base.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $8,162,000 for the nine months ended September 30, 1997 from $4,984,000 for the nine months ended September 30, 1996. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the nine months ended September 30, 1997 was $21,044,000. The increase in cash flow provided by operations for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was $10,946,000. This increase is attributable to (i) an increase in income as a result of the growth in the number of facilities operated by the Company and the addition of the Consulting Fees; and (ii) changes in non-cash working capital of approximately $3,200,000.

     The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of animal hospitals and veterinary diagnostic laboratories for cash, stock and notes. The Company intends to fund its future cash requirements primarily from its cash, the sale of its marketable securities and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months.

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

ANTICIPATED EFFECTS OF ACQUISITIONS

     VCA acquired Pets' Rx, Inc. ("Pet's Rx") and The Pet Practice, Inc. ("Pet Practice") in 1996 with the expectation that the transactions will result in beneficial synergies for the combined business. These synergies include the potential to realize improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing customers with improved services.

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

RAPID EXPANSION AND MANAGEMENT OF GROWTH

     Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1995, the Company completed 32 acquisitions (25 animal hospitals, six veterinary diagnostic laboratories and the remaining 30 percent interest in Professional Animal Laboratory). In 1996, the Company completed the acquisition of Pet Practice, 22 animal hospitals and six veterinary diagnostic laboratories and entered into a combination with Pet's Rx in a transaction accounted for as a pooling of interests. In 1997, through November 12, 1997, the Company completed the acquisition of 14 animal hospitals and two veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $51.8 million in 1994 to $107.7 million in 1995, to $182.2 million in 1996 and to unaudited pro forma annualized 1997 revenue of approximately $243.7 million.

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

INFORMATION SYSTEMS

     The growth experienced by the Company, and specifically the acquisitions of Pet Practice and Pets' Rx, and the corresponding increased need for timely information, have placed significant demands on the Company's existing information systems. The Company is in the process of implementing new information systems to collect and organize data from all of its operations. Once integrated, the Company anticipates that the new systems will result in the automation of certain time-intensive manual procedures, daily access, if desired, to information relating to sales, revenues and other financial and operational data from each animal hospital and veterinary diagnostic laboratory and ultimately in the delivery of financial information to management and preparation of consolidated financial reports, each on a more timely basis. While the Company has begun the process of implementing new systems, the continued development and installation of the systems involves the risk of unanticipated delay and expenses. There can be no assurance that there will be a successful or timely implementation of the new systems or that it will effectively serve the Company's future information requirements.

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

LEVERAGE

     The Company has incurred substantial indebtedness in connection with the acquisition of its animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. The Company had at September 30, 1997, consolidated long-term obligations (including current portion) of $173.1 million. At September 30, 1997 and December 31, 1996, the Company's ratio of long-term debt (including current portion) to total stockholders' equity was 97.2% and 88.9%, respectively.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At September 30, 1997, the Company's balance sheet reflected $238.8. million of intangible assets of these types, a substantial portion of the Company's $382.6 million in total assets at such date. The Company expects the aggregate amount of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

     In addition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable. When factors indicate that these intangible assets should be evaluated for possible impairment, they may be required to reduce the carrying value of intangible assets, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. In accordance with this policy, the Company has recognized a write-down of goodwill and related assets in the amount of $9.5 million as part of its restructuring plan adopted during the third and fourth quarters of 1996. There can be no assurance that the Company will not be required to write-down assets further in future periods.

GUARANTEED PAYMENTS

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within nine months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 15 consecutive days, depending on the terms of the specific acquisition at issue. There are 324,728 Guarantee Shares outstanding at November 12, 1997 with Issue Prices ranging from $15.06 to $24.53, with a weighted average of $18.52, that have not met their respective Release Prices for the specified period or have not been delivered due to escrow arrangements. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

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

DEPENDENCE ON KEY MANAGEMENT

     The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. VCA has an employment contract with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer of VCA, and Mr. Neil Tauber, Senior Vice President of VCA, each of which expires in January 2002. VCA has no other written employment agreements with its executive officers. None of VCA's officers are parties to noncompetition covenants which extend beyond the term of their employment with VCA. VCA does not maintain any insurance on the lives of its senior management. As VCA continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that VCA will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of VCA's acquisitions may depend on VCA's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a material adverse effect upon VCA's business.

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

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of November 12, 1997, the Company had 20,209,990 shares of common stock outstanding (including 135,500 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 89,096 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,592,676 shares of the Company's common stock issuable upon exercise of outstanding stock options; 35,876 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

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

ALLEGED MISSTATEMENTS REGARDING THE COMPANY'S OPERATIONS AND PROSPECTS

     The Company and certain of its current and former officers and directors have been named as defendants in two purported class action lawsuits filed in Los Angeles Superior Court (MARILYN J. THOMPSON, ET AL. V. VETERINARY CENTERS OF AMERICA, INC., ET AL., filed April 1, 1997, and JOHN MARTIN V. VETERINARY CENTERS OF AMERICA, INC., ET AL., filed August 8,
1997), and a purported class action lawsuit filed on June 9, 1997, in the United States District Court for the Central District of California, entitled MARILYN J. THOMPSON, ET AL. V. VETERINARY CENTERS OF AMERICA, INC., ET AL (collectively, the "Class Actions"). The Class Actions have been filed on behalf of individuals claiming to have purchased common stock of the Company during the time period from February 15, 1996 through November
14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and the integration of certain acquisitions.

     Since discovery has only recently commenced in the Class Actions, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Class Actions. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of the Class Actions may result in substantial costs to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend the lawsuits.

     Certain of the Company's current and former directors and officers were named as defendants in a lawsuit filed on September 26, 1997, in the Superior Court of California for the County of Los Angeles, entitled KENT
E. MASON IRA SEP V. ROBERT L. ANTIN, ET AL. (the "Derivative Action"). In the Derivative Action, the plaintiff has alleged that the officer and director defendants breached various duties owed to the Company, and seeks unspecified damages on the Company's behalf. The Company may owe indemnity obligations to the defendants named in the Derivative Action. None of the defendants name din the Derivative Action. None of the defendants has been served with the complaint.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For discussion on legal proceedings, see Risk Factors--"Alleged Misstatements Regarding the Company's Operations and Prospects." In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

               Exhibit 11.1  Computation of Per Share Earnings

               Exhibit 27.1  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K:

               Current Report on Form 8-K, Item 5 filed on August 7, 1997.

                                 SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VETERINARY CENTERS OF AMERICA, INC.




Date:  November 12, 1997                /s/ Tomas W. Fuller
                                        ------------------------------
                                        Tomas W. Fuller
                                        Chief Financial Officer

                               EXHIBIT INDEX


ITEM      EXHIBIT                                                PAGE
----      -------                                                ----
11.1      Computation of Per Share Earnings

27.1      Financial Data Schedule