Form 10-K
period 1997-12-31
VETERINARY CENTERS OF AMERICA INC
filed 1998-03-31
CIK 817366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

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

                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]     No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

At March 23, 1998, there were outstanding 19,225,853 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($15.875 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $305,210,416. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                  PART I

ITEM 1.      BUSINESS

GENERAL

       Veterinary Centers of America, Inc. ("VCA" or the "Company") was founded in 1986 and is a leading animal health care company. The Company has established a premier position in two core businesses, animal hospitals and veterinary diagnostic laboratories. In addition, the Company owns a partnership interest in a joint venture with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates the largest network of free-standing, full-service animal hospitals in the country and one of the largest networks of veterinary-exclusive laboratories in the nation.

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

THE ANIMAL HEALTH CARE INDUSTRY

       The animal hospital and veterinary diagnostic laboratory markets in which the Company operates had total domestic revenues in 1996 of approximately $11.0 billion. Animal hospitals and veterinary diagnostic laboratories represented approximately 73% and 27%, respectively, of the Company's revenues for the year ended December 31, 1997. The Company classifies its markets into two segments, Animal Hospitals and Veterinary Diagnostic Laboratories.

ANIMAL HOSPITALS

       Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology and by type of animal. The United States market for veterinary services is highly fragmented with approximately 124 million dogs, cats and birds cared for by an estimated 55,000 veterinarians practicing at 16,000 animal hospitals. These animal hospitals are primarily single site, sole practitioner facilities. The Company believes that the principal factors in a pet owner's decision as to which veterinarian to use include convenient location, recommendation of friends, reasonable fees and convenient hours.

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

BUSINESS STRATEGY

       The Company's goal is to become the leading animal health care company serving the animal hospital and veterinary diagnostic laboratory markets. The Company intends to achieve this goal by continuing to
(i) expand its animal hospital and laboratory businesses through acquisitions and internal growth, (ii) achieve cost savings by consolidating operations and realizing economies of scale in marketing, purchasing and administrative support functions and by implementing the Company's standard management programs, (iii) establish brand identification with the VCA name through signage, marketing and association with its pet healthcare publication, VCA FAMILY PET, (iv) take advantage of its unique opportunity to deliver its products and services through multiple channels to its customers, primarily veterinarians and pet owners, and
(v) capitalize on its leadership position within the animal health care industry to expand into other products and services for veterinarians and pet owners.

       EXPAND THROUGH ACQUISITIONS IN NEW AND EXISTING MARKETS. Since 1988 the Company has expanded rapidly from a single animal hospital in Los Angeles to a nationwide network of 158 animal hospitals in 26 states at March 23, 1998. As a result of these acquisitions and their successful integration into the Company's operations, the Company has gained a leadership position in the animal hospital industry, allowing it to expand into the veterinary diagnostic laboratory business. Since March 1994, the Company has acquired 15 veterinary diagnostic laboratories, making it the nation's largest network of veterinary-exclusive diagnostic laboratories serving over 13,000 animal hospitals located in 49 states. The Company plans to continue its aggressive hospital acquisition program. The Company will also consider acquiring multiple hospital organizations and veterinary diagnostic laboratories, as opportunities arise.

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

     MARKETING MATERIALS. The Company seeks to market additional services to clients at its hospitals by providing its hospitals marketing and educational materials promoting pet health and quality pet care programs.

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

       INCREASE INTERNAL REVENUES. The Company also seeks to expand through internal growth. To achieve this, the Company (i) increases veterinarian productivity by freeing the veterinarian from administrative tasks and providing state-of-the-art equipment and technical support, (ii) expands the services and operating hours of certain of its facilities in selected markets, (iii) provides its facilities with client education and marketing materials promoting pet health, additional services available and quality pet health care programs, (iv) provides its facilities with access to medical specialists, (v) adds VCA's name to the acquired facilities to enhance customer awareness, (vi) implements sales programs to attract new customers, and (vii) publishes and distributes to over 600,000 of its clients a pet care magazine which builds brand loyalty, educates consumers on the value of preventive pet health care and promotes utilization of the Company's animal hospitals. By implementing these strategies, VCA seeks to become the most convenient and most recognized provider of veterinary services in its markets.

       UPGRADE AND EXPAND FACILITIES. The Company seeks to enhance client satisfaction by providing a pleasant, attractive, state-of-the-art hospital environment. The Company continually evaluates its facilities and seeks opportunities to upgrade or expand its animal hospitals in order to increase capacity, improve visibility or enhance its attractiveness. The Company is currently rebuilding or performing an extensive remodeling of 18 of its hospitals for a total cost of approximately $10.4 million.

       CONTINUE TO CAPITALIZE ON EXISTING RELATIONSHIPS TO LEVERAGE LINES OF BUSINESS. The Company believes that its two lines of business -- Animal Hospitals and Laboratory -- are complementary. As a result of the Company's national presence and name recognition throughout the veterinary services industry, the Company believes it is building a reputation of professional integrity and trust among veterinary professionals and brand identification among pet owners. The Company's strategy is to leverage this professional reputation and leadership position to expand its operations, both in other geographic areas and related products and services. An example of the results of this strategy is the Company's joint venture, Vet's Choice, to market premium pet food. The Company uses its relationships, as well as its national presence and name recognition in one line of business to facilitate growth in other lines. Often, new business opportunities arise in one line of business from contacts made in connection with and relations developed through the Company's other lines of business. For example, animal hospital acquisitions may be developed through contacts initially established in the Company's laboratory business.

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

      The Company identifies potential candidates for acquisition through its reputation in the professional community, direct contacts, finder relationships and advertisements. The Company believes that acquisition opportunities will continue to increase as it expands the geographic scope of its operations and the products and services it offers to the animal health care community. The typical acquisition candidate targeted by the Company is located in a 4,000-6,000 square foot, free-standing facility, has annual revenues of between $700,000 and $1.5 million per year, employs two to six veterinarians, has an operating history of at least five years and has achieved positive cash flow at an attractive location with an established reputation in the community.

       VETERINARY DIAGNOSTIC LABORATORIES. The Company intends to expand its nationwide network of veterinary-exclusive diagnostic laboratories through selective acquisitions and internal growth. The Company seeks acquisition opportunities in the veterinary diagnostic laboratory industry which will complement its existing business or will expand the geographic area which it services. Although the Company continues to evaluate laboratory acquisition opportunities, the Company anticipates that the pace of laboratory acquisitions will slow down in future periods when compared to historical activity. The Company has been able to realize significant cost savings at its veterinary diagnostic laboratories by consolidating acquired operations into the existing operations, reducing fixed overhead, sample collection, analysis and the reporting of results to veterinarians. By obtaining additional testing volume for the laboratories and spreading fixed costs over a larger revenue base, the unit costs of providing laboratory services to clients should decline, producing improved operating margins. As a result of these economies of scale, the Company believes it is competitively positioned to continue to service its customers.

       ACQUISITION CONSIDERATION.   Historically, consideration for
acquisitions has consisted of a combination of cash, the assumption of liabilities, promissory notes and VCA common stock. The Company normally obtains noncompetition and employment agreements from the selling owners.
The Company presently is evaluating and negotiating a number of potential acquisitions, none of which are, individually, material to the Company.
There can be no assurance, however, that the Company will be able to identify and acquire animal hospitals or veterinary diagnostic laboratories on terms favorable to the Company in the future, or in a timely manner, or convert the acquisitions to the VCA business model as planned. See "Item 7 -- Risk Factors -- Rapid Expansion and Management of Growth".

OPERATIONS AND MARKETING

ANIMAL HOSPITALS

       The Company believes it operates one of the largest networks of free-standing, full-service animal hospitals in the United States. At
December 31, 1997, the Company operated 160 animal hospitals.  From
January 1, 1998 through March 23, 1998, the Company acquired one animal hospital and sold or closed three animal hospitals. At March 23, 1998, the Company operated 158 animal hospitals in 26 states, as detailed in the following tables:



          WESTERN STATES               CENTRAL STATES               EASTERN STATES
     ------------------------     ------------------------     ------------------------
     Alaska                 4     Illinois            14       Connecticut            1
     Arizona                1     Indiana              7       Delaware               3
     California            36     Michigan            12       Florida               17
     Colorado               2     Nebraska             1       Georgia                1
     Hawaii                 1     Ohio                 4       Maryland               8
     Nevada                 6                                  Massachusetts          7
     New Mexico             3                                  New Jersey             3
     Texas                  8                                  New York               1
     Utah                   2                                  North Carolina         1
                                                               Pennsylvania          10
                                                               Virginia               4
                                                               West Virginia          1
                          ---                        ---                            ---
     Totals                63                         38                             57


       The animal hospitals operated by the Company offer a full range of general medical and surgical services for small animals, including dogs, cats, birds and other household pets. In addition to treating disease and injury, the Company's hospitals emphasize pet wellness through pet health education and preventative care. To accomplish this, the Company's animal hospitals offer programs to encourage routine vaccinations, health examinations, spaying and neutering and dental care. The Company also publishes and mails to its client base a magazine promoting the benefits of preventative pet health care. The Company offers specialized treatment, including advanced diagnostic services, internal medicine, surgery, oncology, ophthalmology, dermatology and cardiology. Additional services provided by the Company at certain locations include grooming, bathing and boarding. The Company also sells specialty pet products at its hospitals, including pet food, a full range of pharmaceuticals, vitamins, therapeutic shampoos and conditioners, flea collars and sprays and other accessory products.

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

       Use of veterinary services has traditionally been seasonal. In addition, use of veterinary services may be affected by weather conditions, levels of infestation of fleas, heartworms and ticks, the number of daylight hours and general economic conditions. The seasonality of the use of veterinary services may cause operating results to vary significantly from quarter to quarter. Historically, demand for the Company's services has been greater in the second and third quarters than in the first and fourth quarters.

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

       The Company consolidates professional corporations ("PCs") in which it obtains a controlling financial interest by virtue of a long-term practice management agreement between a wholly-owned subsidiary of the Company and the PCs. The laws of some states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. The Company has established operations in six of such states that it believes comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital; (iii) maintenance of patient records; (iv) recruitment of veterinary staff; (v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company is entitled to a monthly management fee. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital.

VETERINARY DIAGNOSTIC LABORATORIES

       The Company operates one of the largest networks of veterinary-exclusive diagnostic laboratories in the United States, servicing over 13,000 animal hospitals located in 49 states. The Company operates four full-service laboratories located in Irvine, California (serving the West Coast), Chicago, Illinois (serving the Chicago metropolitan area and other parts of the Midwest), Phoenix, Arizona (serving the Southwest) and Farmingdale, New York (serving the East Coast). These laboratories also serve as STAT (quick response) laboratories, which are in addition to the Company's STAT laboratories located in Dallas and Houston, Texas; Tampa and Orlando, Florida; Portland, Oregon; San Jose, California; Atlanta, Georgia; and Memphis, Tennessee.

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

Once this information is entered, the tests are performed by one of the laboratory technicians or by utilizing the Company's automated testing equipment. Test results are entered into the computer system through a computer interface or, in some instances, manually, depending upon the test and the type of equipment used to conduct the test. Most routine testing is completed at night and the test results are automatically transmitted via fax machine to the veterinarian before the start of business the next morning.

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

       In addition to testing operations, the Company provides a variety of laboratory services to its veterinarian-clients which the Company believes enhances its competitive position. These include:

             REPORTING. Rapid turnaround of test results is critical to the successful operation of a clinical laboratory. Usually, routine testing is performed overnight and results are transferred to the veterinarian by fax machine before 8:00 a.m. the following day.

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

SYSTEMS

       The Company realized the importance of management information systems in the past and thus has made a significant investment in these systems. Currently, substantially all of the animal hospitals operate on one of four computer systems. All of the Company's financial and customer records and laboratory results are stored in computer databases, most of which may be accessed by the Company's management.

       The Company intends to further upgrade and integrate its management information system. When completed, the Company believes that this enhanced management information system will allow for further cost savings and provide management with a powerful tool in implementing its marketing and operating strategies.

COMPETITION

       The animal health care industry is highly competitive. In its Animal Hospital segment, the Company competes primarily with independent veterinarians established in private practices or small regional multi-clinic practices. In addition, certain regional start-up companies and certain national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets which include the Company's markets. The provision of veterinary services is highly fragmented, with approximately 55,000 veterinarians nationwide practicing in an estimated 16,000 veterinary hospitals and clinics. The Company believes that convenient location, recommendation of friends, reasonable fees and convenient hours are the principal factors in a pet owner's decision as to which veterinarian to use. The Company believes its facilities are competitive and are designed to respond to the needs of the pet owner.

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

JOINT VENTURE AND INVESTMENT

       Through 1996, the Company's operations included the management of the Company's joint venture, Vet's Choice, with HPP. In February 1997, Vet's Choice was restructured and management of the joint venture was assumed by HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. Additionally, the Company agreed to provide certain consulting and management services to HPP for a three year period commencing on February 1, 1997 and to continue to support and sell the SELECT BALANCE and SELECT CARE brands through its network of animal hospitals.

       The two products developed by Vet's Choice were a complete line of premium, life-stage pet foods marketed under the brand name SELECT BALANCE and a line of premium therapeutic pet foods, marketed under the brand name SELECT CARE. The SELECT BALANCE line consists of dry and canned dog and cat food products nutritionally tailored to meet the specific dietary needs of dogs and cats in different stages of their lives. The SELECT CARE line consists of dry and canned dog and cat food products, nutritionally tailored to meet the specific dietary needs of dogs and cats afflicted with illness or disease or other medical conditions requiring special diets. From inception of the joint venture through 1996 these products were marketed under the Vet's Choice brand name. Commencing in 1997, the SELECT BALANCE and the SELECT CARE products are marketed and distributed under HPP's NATURE'S RECIPE and the INNOVATIVE VETERINARY DIETS brand names, respectively.

       In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc., the largest provider of pet health insurance in the United States.

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

       In addition, the laws of some states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary medical services through the direct employment of veterinarians. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

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

EMPLOYEES

       At December 31, 1997, the Company had approximately 2,178 full-time-equivalent employees, including approximately 560 licensed veterinarians. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2.      PROPERTIES

       The Company's corporate headquarters and principal executive offices are located in Santa Monica, California, in approximately 21,000 square feet of space occupied under two leases which expire on March 3, 1999. The leases currently provide for aggregate minimum monthly rental payments of approximately $27,000. The Company maintains leased and owned facilities at 200 other locations which house its animal hospitals and laboratories. The Company owns 60 facilities and the remainder are leased from third parties. For the year ended December 31, 1997, the Company had lease costs of approximately $7,908,000 and the Company expects to have lease costs at facilities existing at December 31, 1997 of approximately $7,681,000 in 1998. Lease costs for the hospitals acquired since December 31, 1997 will amount to approximately $104,000 in 1998. The Company believes that its real property facilities are adequate for its current needs.

ITEM 3.      LEGAL PROCEEDINGS

For discussion of legal proceedings see "Item 7 -- Risk Factors -- Pending Litigation," and Footnote 16 of Notes to Consolidated Financial Statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the NASDAQ Stock Market under the symbol "VCAI". The following table sets forth the range of high and low last sale prices per share for the common stock as quoted on the NASDAQ Stock Market for the periods indicated:



                                                    High         Low
                                                    ____         ___
     Fiscal 1996
       First Quarter.........................       29 3/8       13 5/8
       Second Quarter........................       32 3/8       21 7/8
       Third Quarter.........................       23 1/4       16
       Fourth Quarter........................       22 7/8        9

     Fiscal 1997
       First Quarter.........................       11 5/8        9
       Second Quarter........................       13            9 3/16
       Third Quarter.........................       15 1/8       12
       Fourth Quarter........................       16 1/4       11 1/2



     At March 23, 1998, the closing price of the common stock on the Nasdaq Stock Market was $15.875.

     At March 23, 1998, there were approximately 630 holders of record of the Company's common stock.

     The Company has not paid cash dividends on its common stock and does not anticipate that it will do so in the near future. The present policy of the Company is to retain earnings to finance the development and expansion of its operations.

ITEM 6.      SELECTED FINANCIAL DATA

       On June 19, 1996, VCA completed the merger with Pets' Rx, Inc. ("Pets' Rx"). This transaction has been accounted for as a pooling of interests. As a result of this merger, the Company has restated its historical financial statements to include the historical results of Pets' Rx with VCA. Certain adjustments to conform Pets' Rx's accounting policies to VCA's are reflected in these financial statements.

       The historical selected financial data set forth below for the three years ended December 31, 1997 are derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto appears elsewhere in this Annual Report on Form 10-K. The selected financial data set forth for the two years ended December 31, 1994 is derived from the Company's audited consolidated financial statements. Reference is made to Note 3 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.



       CONSOLIDATED STATEMENT OF OPERATIONS DATA:                     For the Years Ended December 31,
                                                           ----------------------------------------------------
    (In thousands, except for per share data)                1997       1996       1995       1994       1993
                                                           --------   --------   --------   --------   --------
    Revenues............................................   $239,389   $182,160   $107,694   $ 51,871   $ 31,098
    Gross profit........................................     57,283     42,574     27,595     11,112      5,536
    Selling, general and administrative expense.........     17,676     19,735     13,684      8,779      4,916
    Depreciation and amortization expense...............     11,199      7,496      4,144      2,065      1,410
    Merger costs........................................       --        2,901       --         --         --
    Restructuring charges and write-down of assets......       --       15,213      3,234       --        4,506
    Operating income (loss).............................     28,408     (2,771)     6,533        268     (5,296)
    Interest income.....................................      4,182      4,487        828        404        469
    Interest expense....................................     11,593      7,812      3,377      2,388      1,225
    Minority interest in income (loss) of subsidiaries..        424      6,577      2,960       (540)      (334)
    Provision (benefit) for income taxes................      9,347      1,959      2,238        731       (152)
    Net income (loss)...................................     11,226    (14,632)    (1,214)    (1,907)    (5,345)
    Diluted earnings per share:
     Net earnings (loss) per common share...............   $   0.53   $  (0.92)  $  (0.13)  $  (0.31)  $  (0.90)
     Shares used for computing
       diluted earnings (loss) per share................     21,013     15,942      9,224      6,202      5,966

    CONSOLIDATED BALANCE SHEET DATA:                                  For the Years Ended December 31,
                                                           ----------------------------------------------------
    (In thousands)                                           1997       1996       1995       1994       1993
                                                           --------   --------   --------   --------   --------

    Cash and cash equivalents...........................   $ 19,882   $ 29,621   $  5,396   $  7,807   $ 12,967
    Marketable securities...............................     51,371     73,306     42,155       --         --
    Total assets........................................    386,089    354,009    153,416     67,902     52,589
    Current portion of long-term obligations
     and notes payable..................................     19,369     14,055      7,496      5,552      2,318
    Long-term obligations, less current portion.........    154,506    134,767     36,778     25,057     20,565
    Guaranteed purchase price contingently
     payable in cash or common stock....................       --         --         --           72        542
    Total stockholders' equity..........................    180,851    167,350     90,217     25,370     21,998



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") is a leading animal health care company. The Company has established a premier position in two core businesses, animal hospitals and veterinary diagnostic laboratories. In addition, the Company owns a partnership interest in a joint venture with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates the largest network of free-standing, full service animal hospitals in the country and one of the largest networks of veterinary-exclusive laboratories in the nation.

     The Company made its first animal hospital acquisition in December 1986, when it acquired West Los Angeles Animal Hospital, one of the largest privately-owned teaching animal hospitals in the United States. Between 1987 and 1995, the Company's operations were directed primarily at establishing a corporate infrastructure and building a network of animal hospitals in selected regional markets. During this period, the Company grew with the acquisition of 53 additional animal hospitals. In 1996, the Company completed two significant acquisitions which more than doubled the Company's animal hospital operations. Pets' Rx, Inc. ("Pets' Rx") was acquired in June 1996 (16 hospitals) and The Pet Practice, Inc. ("Pet Practice") was acquired in July 1996 (84 hospitals). The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition to the two significant 1996 acquisitions, the Company has acquired 37 animal hospitals in 1996 and 1997. At December 31, 1997, the Company owned or operated 160 animal hospitals, throughout 26 states.

     In 1993, the Company began to expand the scope of its operations in order to realize its goals of integrating the markets for veterinary care, veterinary diagnostic laboratories and premium pet food. The integration of these markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners.

     In 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70% interest in Professional Animal Laboratory ("PAL"). In 1995, the Company acquired the remaining 30% of PAL, a 51% interest in Vet Research Laboratories, LLC ("Vet Research"), and acquired three smaller regional veterinary diagnostic laboratories. The Company's laboratory operations were expanded with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in 1996. Throughout 1996 and 1997, an additional eight laboratories were purchased, as well as the remaining interest in Vet Research in January 1997. At December 31, 1997, the Company's network of veterinary diagnostic laboratories consisted of four full-service laboratories and eight "STAT" (quick response) laboratories located throughout the country.

     The Company entered into a joint venture called Vet's Choice with HPP, in 1993, to develop, manufacture and market a full-line of premium pet food. Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, SELECT BALANCE, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in 1994 with the launch of SELECT BALANCE. In 1995, Vet's Choice began selling its second product line, SELECT CARE. Through 1996, the Company as majority owner and managing general partner, exercised day-to-day operating control for all aspects of Vet's Choice, including sales, marketing, administration and distribution. As a result of the acquisition of two other premium pet food companies during 1996, HPP obtained expanded capabilities to manufacture, market and distribute premium pet foods. In order for the Vet's Choice business to benefit from the economies of scale in marketing, sales and distribution that HPP had attained with the acquisitions in 1996, the joint venture agreement was restructured effective February 1, 1997. Under the terms of the restructuring, HPP was made managing partner and assumed the day-to-day control of the joint venture and the operations of the joint venture were merged into HPP's other premium pet food business. In connection with the restructuring, the Company and HPP entered into certain consulting and management services agreements whereby the Company will provide certain consulting and marketing services and continue to support the SELECT BALANCE and SELECT CARE products in the veterinary marketplace.

     The acquisition of all of the outstanding shares of Pets' Rx in June 1996 was treated for accounting purposes as a pooling of interests. Accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. Previously reported financial information for VCA and Pets' Rx for each of the two years in the period ended December 31, 1996, is shown in the table below.



                                                         Years Ended December 31,
                                                   ------------------------------------
                                                        1996                  1995
                                                   --------------        --------------

     Revenues:
      Pre-merger (pre-June 19, 1996)
       VCA                                         $   64,763,000        $   92,072,000
       Pets' Rx                                         7,849,000            15,622,000
                                                   --------------        --------------
                                                       72,612,000           107,694,000
      Post-merger (post June 19, 1996)                109,548,000                  --
                                                   --------------        --------------
                                                   $  182,160,000        $  107,694,000
                                                   ==============        ==============
     Net (loss) income:
      Pre-merger (pre-June 19, 1996)
       VCA                                         $    1,647,000        $    2,564,000
       Pets' Rx                                          (658,000)          (1,977,000)
       Merger adjustments                                 212,000           (1,801,000)
                                                   --------------        --------------
                                                        1,201,000           (1,214,000)
     Post-merger (post June 19, 1996)                 (15,833,000)                --
                                                   --------------        --------------
                                                   $  (14,632,000)       $  (1,214,000)
                                                   ==============        ==============



     VCA's 1996 pre-merger net income includes merger expenses of $2,901,000; these expenses consist principally of legal, accounting, investment advisor, termination of employment agreements and severance costs. The merger adjustments were recorded to conform certain accounting methods of Pets' Rx to those of VCA. These adjustments reduced intangible asset amortization expense by $212,000 and $347,000 in 1996 and 1995, respectively, and wrote-off intangible assets of $2,148,000 in 1995 associated with certain animal hospitals whose projected future operating results would not result in the recovery of such intangible assets under VCA's accounting method.

RECENT ACQUISITIONS

    During 1997, the Company completed the acquisitions of 15 animal hospitals and three veterinary diagnostic laboratories. In connection with these acquisitions, which were accounted for as purchases, VCA paid an aggregate consideration of $22,198,000 consisting of $9,358,000 in cash, $10,531,000 in debt, 189,998 shares of common stock of the Company with a value of $1,900,000 and the assumption of liabilities totaling $409,000, including acquisition costs.

    Since January 1, 1998 through March 23, 1998, the Company has acquired one animal hospital and one laboratory for an aggregate consideration of $11,500,000 consisting of $10,900,000 in cash and the assumption of liabilities totaling $600,000. Also since January 1, 1998 through March 23, 1998, the Company has sold or closed three hospitals and one laboratory with annual revenues of approximately $3.3 million.

     In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc., the largest provider of pet health insurance in the United States.

BASIS OF REPORTING

     The Company reports its operations in two business lines -- Animal Hospital and Laboratory. Animal Hospital operations include the operations of the Company's animal hospitals. Laboratory operations include the operations of the Company's veterinary diagnostic laboratories. Throughout 1996, the Company owned a 51% interest in Vet Research. The Company acquired the remaining 49% of Vet Research in January 1997. The Company's operating results include the results of operations of joint ventures on a consolidated basis.

     Through 1996, the Company reported a third business line -- Premium Pet Food. Premium Pet Food includes the operations of the Vet's Choice joint venture of which the Company owns a 50.5% interest. Commencing February 1, 1997, the day-to-day management of Vet's Choice was assumed by HPP. The Company maintains its 50.5% equity interest in Vet's Choice, but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

     At December 31, 1997, the Company invested $1 million in convertible preferred stock of Veterinary Pet Insurance, Inc., the largest provider of pet health insurance in the United States. The Company accounts for this investment on a cost basis.

     The Company's animal hospitals use the Company's veterinary diagnostic laboratory services and purchase and resell the pet food products of Vet's Choice. Revenue and the corresponding expense from intercompany sales totaling $4,696,000, $4,130,000 and $1,727,000 in 1997, 1996, 1995,
respectively, have been eliminated from the Company's operating results.

     The Company consolidates professional corporations ("PCs") in which it obtains a controlling financial interest by virtue of a long-term practice management agreement between a wholly-owned subsidiary of the Company and the PCs. The laws of some states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. The Company has established operations in six of such states that it believes comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital;
(iii) maintenance of patient records; (iv) recruitment of veterinary staff;
(v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company is entitled to a monthly management fee. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital. All significant intercompany transactions have been eliminated in consolidation.

FUTURE OPERATING RESULTS

     This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things (i) trends affecting the Company's financial condition or results of operations; and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Risk Factors," as well as the information set forth below.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of certain items in relation to revenues:


                                                          Percentage of Revenues
                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                      1997         1996        1995
                                                     ------       ------      ------

        Revenues . . . . . . . . . . . . . . . . .    100.0%      100.0%      100.0%
        Direct costs . . . . . . . . . . . . . . .     76.1        76.6        74.4
                                                     ------       ------      ------
        Gross profit . . . . . . . . . . . . . . .     23.9        23.4        25.6
        Selling, general and administrative expense     7.4        10.8        12.7
        Depreciation and amortization expense           4.6         4.1         3.8
        Merger costs . . . . . . . . . . . . . . .     --           1.6          --
        Restructuring charges. . . . . . . . . . .     --           3.1         1.0
        Write-down of assets . . . . . . . . . . .     --           5.3         2.0
                                                      -----        ------     ------
        Operating income (loss). . . . . . . . . .     11.9        (1.5)        6.1
        Interest income. . . . . . . . . . . . . .      1.7         2.5         0.8
        Interest expense . . . . . . . . . . . . .      4.8         4.3         3.2
        Income (loss) before minority interest        ------       ------     ------
           and income taxes                             8.8        (3.3)        3.7
        Minority interest in income of subsidiaries      .2         3.6         2.7
                                                      ------       ------     ------
        Income (loss) before income taxes               8.6        (6.9)        1.0
        Provision for income taxes . . . . . . . .      3.9         1.1         2.1
                                                      ------       ------    -------
        Net income (loss). . . . . . . . . . . . .      4.7%       (8.0)%      (1.1)%
                                                      ======       ======     =======


REVENUES

     Animal Hospital operations represented 72.7%, 66.3% and 62.2% of total Company revenues in 1997, 1996 and 1995, respectively. Laboratory operations represented 26.9%, 30.0% and 34.2% of total Company revenues in 1997, 1996 and 1995, respectively. Premium Pet Food operations represented 0.4%, 3.7% and 3.6% of total Company revenues in 1997, 1996 and 1995, respectively. The Company's consolidated revenues in 1997 only include one month of revenue from Premium Pet Food operations, as the Company ceased consolidating the results of operations of Vet's Choice, effective February 1, 1997. The Company anticipates that Animal Hospital revenues as a percentage of total revenues will increase in future periods as a result of the expansion of the Company's Animal Hospital operations.

     The following table summarizes the Company's revenues for each of the three years in the period ended December 31, 1997:

                                        1997            1996           1995
                                       ------          ------         -------
        Animal Hospital. . . . . .   $174,024,000    $120,842,000    $67,059,000
        Laboratory . . . . . . . .     68,997,000      56,774,000     37,606,000
        Premium Pet Food . . . . .      1,064,000       8,674,000      4,756,000
        Intercompany Sales . . . .     (4,696,000)     (4,130,000)    (1,727,000)
                                     ------------    ------------   ------------
                                     $239,389,000    $182,160,000   $107,694,000
                                     ============    ============   ============

     Revenues of the Animal Hospital operations increased 44.0% from 1996 to 1997 and 80.2% from 1995 to 1996. This growth was primarily the result of growth in the number of facilities owned and operated by the Company. In 1997, the increase in revenues resulting from changes in volume or prices at facilities operated during all of 1996 and 1997 was 2.2%. In 1996, the increase in revenues resulting from changes in volume or prices at facilities operated during all of 1995 and 1996 was 4.7%.

     Revenues of the Laboratory operations increased by 21.5% from 1996 to 1997, primarily as a result of the 1996 and 1997 acquisitions. Revenues of the Laboratory operations increased 51.0% from 1995 to 1996 due primarily to the acquisition of Southwest in March 1996.

     Revenues of Premium Pet Food operations increased 82.4% from 1995 to 1996 due to the introduction of the SELECT CARE product line in the beginning of 1995.

     Effective February 1, 1997, Vet's Choice is no longer reported as part of the Company's consolidated results of operations. Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997, and to continue to support and sell the SELECT BALANCE and SELECT CARE brands through its network of animal hospitals. The agreements call for the Company to receive an aggregate of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the year ended December 31, 1997 of $4.7 million are included in Animal Hospital revenues.

GROSS PROFIT

     The following table summarizes the Company's gross profit for each of the three years in the period ended December 31, 1997:

                                        1997             1996           1995
                                        -------          -------        -------

        Animal Hospital. . . . . . .  $32,390,000      $17,858,000    $11,767,000
        Laboratory . . . . . . . . .   24,325,000       21,184,000     14,277,000
        Premium Pet Food . . . . . .      568,000        3,532,000      1,551,000
                                      -----------      -----------    -----------
                                      $57,283,000      $42,574,000    $27,595,000
                                      ===========      ===========    ===========


     Animal Hospital gross profit represents the contribution from the Animal Hospital operations and is comprised of revenues less all costs of services and products, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent and occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased $14,532,000, or 81.4%, from 1996 to 1997, and $6,091,000, or 51.8%, from
1995 to 1996. As a percentage of Animal Hospital revenues, gross profit decreased from 17.5% in 1995 to 14.8% in 1996 and increased to 18.6% in 1997. The 1997 increase was primarily attributable to the addition of the Consulting Fees, as well as to the higher gross profit margins at newly acquired hospitals (those acquired on or after January 1, 1996). The gross profit margin for the newly acquired hospitals was 21.0% for 1997, where as the gross profit margin for existing hospitals (those acquired prior to January 1, 1996) was 16% for both 1996 and 1997. The 1996 decrease in Animal Hospital gross profit was attributable primarily to a 4.7% increase in revenues compared to a 6.6% increase in direct costs, composed primarily of a 7.4% increase in salaries and benefits and a 10.6% increase in supply costs, at existing hospitals. Gross profit margins at existing hospitals decreased to 16.8% in 1996 from 18.3% in 1995. Gross profit margins at newly acquired hospitals were 13.5% in 1996.

     Laboratory gross profit is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratory gross profit increased $3,141,000, or 14.8%, from 1996 to 1997, and $6,907,000, or 48.4%, from
1995 to 1996. As a percentage of Laboratory revenues, gross profit decreased from 38.0% in 1995 to 37.3% in 1996 and to 35.3% in 1997. The decrease in gross profit as a percentage of revenue in 1997 compared to 1996, was primarily the result of the expansion of Laboratory services, particularly in the east coast operations, and the strengthening of the Laboratory division's management team. The decrease in gross profit as a percentage of revenue in 1996 compared to 1995, was attributable to difficulties with the assimilation of the 1996 laboratory acquisitions primarily on the west coast, an increase in advertising costs associated with the Laboratory's name change to the "Antech Diagnostics" name at all laboratories, the effect of promotional pricing programs and the addition of operating personnel.

     Premium Pet Food gross profit is comprised of revenues less cost of goods sold, including freight and distribution costs. Premium Pet Food gross profit , as a percentage of revenues, was 53.4% in 1997, 40.7% in 1996 and 32.6% in 1995. The increase in gross profit as a percentage of revenues from 1995 to 1996 was primarily attributable to decreased distribution costs.

     The Company's Animal Hospital business historically has realized gross profit margins that are lower than that of the Laboratory business. As the portion of the Company's revenues attributable to its Animal Hospitals operations grow in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

       The following table sets forth the Company's selling, general and administrative expense for each of the three years in the period ended December 31, 1997:



                                          1997             1996             1995
                                      -----------      ------------     -----------
       VCA Corporate . . . . . . . .  $13,093,000       $10,450,000      $ 6,029,000
       Laboratory. . . . . . . . . .    4,183,000         4,619,000        3,569,000
       Premium Pet Food. . . . . . .      400,000         4,666,000        4,086,000
                                      -----------       -----------      -----------
                                      $17,676,000       $19,735,000      $13,684,000
                                      ===========       ===========      ===========


     VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expense, and rent and occupancy costs. VCA Corporate selling, general and administrative expense increased $2,643,000, or 25.3%, from 1996 to 1997, and $4,421,000, or 73.3%, from 1995 to 1996. As a percentage of Animal Hospital revenues, VCA Corporate selling, general and administrative expense decreased from 9.0% in 1995 to 8.6% in 1996 and to 7.5% in 1997. The decreases from 1995 to 1997 are primarily attributable to spreading the expenses over a larger revenue base.

     Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Laboratory selling, general and administrative expense decreased $436,000, or 9.4%, from 1996 to 1997, and increased $1,050,000, or 29.4%, from 1995 to 1996. As a percentage of Laboratory revenues, Laboratory selling, general and administrative expense decreased from 9.5% in 1995 to 8.1% in 1996 and to 6.1% in 1997. The decreases in selling, general and administrative expense as a percentage of revenue were primarily attributable to spreading the expenses over a larger revenue base.

     Premium Pet Food selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Premium Pet Food general and administrative expense decreased $4,266,000, or 91.4%, from 1996 to 1997, and increased $580,000, or 14.2%, from 1995 to 1996. The decrease from 1996 to 1997 was attributable to the assumption of management responsibilities for Vet's Choice by HPP in February 1997. The increase from 1995 to 1996 was primarily attributable to increases in selling and promotional costs.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles.

Depreciation and amortization expense increased $3,703,000, or 49.4%, from 1996 to 1997, and $3,352,000, or 80.9%, from 1995 to 1996. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years. The increase in depreciation and amortization expense is primarily due to the acquisition of animal hospitals and veterinary diagnostic laboratories.

RESTRUCTURING AND ASSET WRITE-DOWN

       During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") and recorded a restructuring and asset write-down charge of approximately $15.2 million. The 1996 Plan was designed to restructure the Company's Animal Hospital and Laboratory operations in connection with its 1996 acquisitions of Pets' Rx, Pet Practice and Southwest. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's Animal Hospital operations, were to be closed or sold. Of the $15.2 million in restructuring and asset write-down charges recorded in 1996, $5.7 million represents cash charges. The remainder represents non-cash charges of $5.5 million in write-downs of goodwill, $1.1 million in write-downs of other intangible assets and $2.9 million in write-downs of other assets.

       The major components of the 1996 Plan included: (1) the termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of twelve animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment and the termination of employees in connection with the restructuring of the Company's Laboratory operations; and (3) contract terminations and write-down of assets in connection with the move to common communications and computer systems. The restructuring of the Laboratory operations consists primarily of: (i) plans to relocate the Company's facility in Indiana to Chicago; (ii) the downsizing of its Arizona operations; (iii) the standardization of laboratory and testing methods throughout all the Company's laboratories; and (iv) the shut-down of another of its facilities in the Midwest.

       The 1997 activity within the 1996 Plan restructuring reserves was as follows:

  (a) During the quarter ended March 31, 1997, the Company sold four of its animal hospitals resulting in non-cash net asset write-downs of $194,000. The Company incurred $565,000 of cash expenditures for lease and other contractual obligations.

  (b) During the quarter ended June 30, 1997, the Company incurred $222,000 of cash expenditures for lease and other contractual obligations.

  (c) During the quarter ended September 30, 1997, the Laboratory division relocated its facility in Indiana to Illinois, downsized its Arizona operations, substantially completed its standardization of laboratory and testing methods, and replaced its communications system resulting in total non-cash asset write-downs of $844,000. The Animal Hospital division completed its evaluation of the property value at one of its hospitals and replaced certain equipment and software resulting in total non-cash asset write-downs of $378,000. The Company incurred $515,000 of cash expenditures for lease and other contractual obligations.

  (d) At September 30, 1997, the Company reversed $2.1 million of the restructuring reserve established for the 1996 Plan (see discussion of 1997 restructuring charge and asset write-downs below). The events that triggered the need to reverse a portion of the 1996 Plan charge were as follows:

       (i) A favorable termination of a communications system contract was negotiated and became effective October 1, 1997.

       (ii) A hospital practice was acquired on May 15, 1997 and was merged into an animal hospital that was scheduled to be closed. The Company evaluated the performance of the merged practices during the 1997 third quarter and decided to rescind its decision to close the animal hospital.

       (iii) The Company completed negotiations to terminate a lease agreement early for one of the hospitals scheduled to be closed at a favorable amount.

       (iv) The Company rescinded its decision to close three other animal hospitals due to their improved performance.

  (e) During the quarter ended December 31, 1997, the Company incurred non-cash asset write-downs of $346,000, primarily resulting from the write-off of inventory from the animal hospitals that were sold during the first quarter of 1997, that was not utilized at other VCA animal hospitals. The Company also incurred $349,000 of cash expenditures for lease and other contractual obligations.

       Of the remaining four hospitals included in the 1996 Plan, one closed in February 1998, two are expected to be closed by the second quarter of 1998 and the other is currently for sale.

       At December 31, 1997, $2,985,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. As of December 31, 1997, the Company has completed a majority of its restructuring plans, with remaining actions expected to be completed in 1998, although certain lease obligations will continue through 2014.

       During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"), resulting in restructuring and asset write-down charges of $2.1 million. The reversal restructuring charge from the 1996 Plan was offset against the restructuring and asset write-down charges for the 1997 Plan, resulting in no effect to the 1997 statement of operations. The major components of the 1997 Plan consists of the termination of leases, amounting to $1,198,000, and the write-down of intangibles, property and equipment, amounting to $876,000, in connection with the closure or sale of twelve animal hospitals. Collectively, the twelve hospitals have aggregate annual revenue of approximately $5.8 million.

       During the three months ended September 30, 1997, the Company, as part of the 1997 Plan, recorded $432,000 of non-cash write-downs, consisting of a write-down of intangibles. At December 31, 1997, $1,642,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and non-cash charges. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

       The operations of Cenvet, Inc. (acquired January 1, 1995) were merged into the operations of Vet Research, Inc., a full-service veterinary laboratory, to form Vet Research. The combined operations were restructured in 1995 to eliminate duplicate operating and overhead costs.
In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs. At December 31, 1997, $369,000 remains on the Company's balance sheet.

       During 1995, the Company charged $2,148,000 to operations related to a write-down of goodwill and certain intangible assets at three Pets' Rx facilities.

MERGER COSTS

     In connection with the Pets' Rx merger in 1996, the Company recorded estimated costs to complete the transaction amounting to $2,901,000, primarily comprised of legal, accounting, investment advisor, termination of employment agreements and severance costs.

OPERATING INCOME (LOSS)

     Operating income (loss) increased to income of $28,408,000 in 1997 from a loss of $2,771,000 in 1996, which had decreased from income of $6,533,000 in 1995. The operating loss in 1996 includes restructuring charges, asset write-downs and merger costs, totaling $18,114,000. Operating income in 1995 includes restructuring charges and asset write-downs, totaling $3,234,000. Operating income (loss) in 1996 and 1995 also includes the operating losses of Vet's Choice amounting to $1,263,000 and $2,573,000, respectively. Excluding these items, operating income would have been $16,606,000 and $12,340,000 in 1996 and 1995, respectively.
Operating income would have increased $11,802,000 from 1996 to 1997, and $4,266,000 from 1995 to 1996. The increase from 1996 to 1997 is primarily the result of the increased number of animal hospitals and veterinary diagnostic laboratories owned and operated by the Company and the addition of the Consulting Fees. The increase from 1995 to 1996 primarily reflects higher operating income at the Company's veterinary diagnostic laboratories, increased pet food sales and an increase in the number of animal hospitals and veterinary diagnostic laboratories owned and operated by the Company. As a percentage of revenues, operating income, excluding the Vet's Choice losses and the restructuring charges, asset write-downs and merger costs, would have been 11.5% in 1995 and 9.1% in 1996, compared to 11.9% in 1997.

INTEREST INCOME

     Interest income decreased $305,000 from 1996 to 1997 to $4,182,000. This decrease was the result of a decrease in the Company's cash and marketable securities balances in 1997. Interest income increased from $828,000 in 1995 to $4,487,000 in 1996, an increase of $3,659,000. This increase was primarily due to an increase in the Company's cash and marketable securities balances in 1996, which was attributable to the proceeds from the sale of the convertible debentures.

INTEREST EXPENSE

     Interest expense increased from $3,377,000 in 1995 to $7,812,000 in 1996 and to $11,593,000 in 1997, increases of $4,435,000, or 131.3%, and
$3,781,000, or 48.4%, respectively. These increases were primarily due to increases in the Company's outstanding indebtedness incurred for acquisitions and the sale of $84,385,000 of 5.25% convertible subordinated debentures in April 1996.

INCOME TAXES

     Income tax expense was $9,347,000, $1,959,000 and $2,238,000 in 1997,
1996 and 1995, respectively. A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate for each of the three years in the period ended December 31, 1997 is included in Note 12 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for each of the years was higher than the statutory rate and the Company expects that its effective income tax rate will be higher than the statutory rate in the future primarily due to the nondeductibility for income tax purposes of the amortization of goodwill at certain of the Company's facilities. In addition, the Company's effective tax rate was higher than the statutory rate in 1996 and 1995 due to the nondeductibility of the write-down of certain assets, restructuring charges and acquisition related costs.

MINORITY INTEREST

     Minority interest in income of the consolidated subsidiaries was $424,000, $6,577,000 and $2,960,000 in 1997, 1996 and 1995, respectively.
The decrease from 1996 to 1997 is primarily due to the Company acquiring the remaining

49% interest in the Vet Research joint venture and the restructuring of the Vet's Choice joint venture. The increase from 1995 to 1996 is primarily due to the earnings of the Vet Research joint venture and the reduced losses of Vet's Choice.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to cash, primarily to fund acquisitions, reduce long-term debt obligations and to fund property and equipment additions.

     Cash provided by operations during the years ended December 31, 1997, 1996 and 1995 was $22,674,000, $1,603,000 and $3,837,000, respectively.
The increase from 1996 to 1997 is primarily attributable to an increase in income as a result of the growth in the number of facilities operated by the Company and the addition of the Consulting Fees. The Company's operating cash flow for 1996 and 1995 was adversely impacted by the Vet's Choice joint venture, which had a net cash outflow of $1,715,000 and $3,043,000, respectively. Excluding the Vet's Choice operations, cash provided by operations in 1996 and 1995 was $3,318,000 and $6,880,000, respectively.

     During 1997, 1996 and 1995, in connection with acquisitions, the Company used cash in the amounts of $28,988,000, (acquisition of 15 hospitals, three veterinary diagnostic laboratories and the remaining interest in Vet Research), $27,496,000 (acquisition of 22 hospitals and six veterinary diagnostic laboratories) and $9,147,000 (acquisition of 25 hospitals, four veterinary diagnostic laboratories and the remaining 30%interest in PAL), respectively. Additionally, in 1995 the Company paid $250,000 to acquire options to purchase the land and building of four facilities. From January 1, 1998 through March 23, 1998, the Company used approximately $600,000 in connection with the acquisition of a 60% interest in one animal hospital and $10.9 million in cash to acquire the clinical veterinary laboratory business from Laboratory Corporation of America Holdings.

     During 1997, 1996 and 1995, the Company used $7,241,000, $6,962,000 and $2,983,000 to purchase property, plant and equipment and $16,198,000, $11,135,000 and $6,241,000 to reduce long-term obligations.

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

     Of its cash and equivalents on hand at December 31, 1996 and 1995, approximately $2,023,000 and $1,907,000, respectively, was restricted for use by Vet's Choice. During the year ended December 31, 1995, Vet's Choice used $3,075,000 of cash to fund its operating losses, the opening of three regional warehouses, marketing and promotional expenses and an increase in its sales force. In connection with the restructuring of the Vet's Choice joint venture agreement in February 1997, the Company made a capital distribution to Vet's Choice amounting to $1,329,000. As provided for in its joint venture agreement, the Company and HPP each contributed $1.0 million to Vet's Choice in 1996 and 1995.

     The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of animal hospitals for cash, stock and notes. Subject to available capital, the Company anticipates it will complete the acquisition of an additional 10 to 20 individual animal hospitals in 1998, which will require cash of up to $15.0 million. In addition, the Company continues to examine acquisition opportunities in the veterinary laboratory field which may impose additional cash requirements.

       The Company has debt payment obligations related to the Animal Hospital and Laboratory operations owned as of December 31, 1997, of approximately $19.4 million and $16.3 million in the years ended December 31, 1998 and 1999, respectively. Interest payments on the convertible debentures amount to $4,430,000 annually. In addition, the Company is building or has plans to upgrade, expand or replace facilities for 18 animal hospitals for a total cost of approximately $10.4 million, as well as to replace or upgrade equipment, as needed. The Company also expects to continue to upgrade its management information systems in 1998 for approximately $1 million.

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

IMPACT OF YEAR 2000

       The Company maintains its general ledger and accounting systems primarily on four separate PC based systems. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined that modifications or upgrades to or replacements of certain software is required. The Company anticipates that the required changes to its existing computer systems will be substantially completed no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with these changes, the year 2000 issue will not pose significant operational problems for its computer systems. The total cost associated with these changes is estimated at approximately $3 million.

       The costs of the project and the date on which the Company believes it will complete the changes to its computer systems are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

       In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS" 128). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. The adoption of SFAS 128 did not have a material effect on the Company's financial position or its results of operations.

       The Emerging Issues Task Force of the FASB has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the contractual management relationships between entities that operate in the health care industry, which includes the practices of medicine, dentistry and veterinary science. EITF 97-2 will be effective for the Company for its year ending December 31, 1998. EITF 97-2 address the ability of management companies to consolidate the results of practices with which it has an existing contractual relationship. The Company is still in the process of analyzing the effect of EITF 97-2 on all of its contractual relationships, but currently believes that the adoption of EITF 97-2 will not have a material effect on its financial position or results of operations.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     Although not readily detectable because of the impact of acquisitions, the Company's operations are somewhat seasonal. In particular, revenues at the Company's Animal Hospital and Laboratory operations historically have been greater in the second and third quarters than in the first and fourth quarters. The demand for the Company's veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, the number of daylight hours, as well as general economic conditions. A substantial portion of the Company's costs are fixed and do not vary with the level of demand. Consequently, net income for the second and third quarters, at individual animal hospitals, generally has been higher than that experienced in the first and fourth quarters.

       The following table sets forth revenues, net income (loss) and diluted earnings (loss) per share for each of the quarters in 1997 and 1996:


     (In thousands)                                 Quarter Ended
                                ------------------------------------------------------
                                March 31,    June 30,    September 30,  December 31,
                                  1997         1997          1997           1997
                                ---------    --------    -------------  ------------
     1997
     Revenues. . . . . . . .   $  56,023     $ 63,193      $ 62,163        $ 58,010
     Net income. . . . . . .       1,410        4,351         3,415           2,050
     Diluted earnings per share     0.07         0.22          0.18            0.10


                                                    Quarter Ended
                                ------------------------------------------------------
                                March 31,     June 30,    September 30,   December 31,
                                   1996         1996          1996            1996
                                ----------    ---------   -------------  ------------
     1996
     Revenues. . . . . . . .   $  35,232      $ 42,208     $ 52,399         $ 52,321
     Net income (loss) . . .         760        (1,304)     (11,469)          (2,619)
     Diluted earnings (loss)
        per share                   0.05         (0.09)       (0.66)           (0.14)



INFLATION

       Historically, the Company's operations have not been materially affected by inflation. There can be no assurance that the Company's operations will not be affected by inflation in the future.

RISK FACTORS

RAPID EXPANSION AND MANAGEMENT OF GROWTH

       Due to the number and size of acquisitions completed since January 1, 1996, the Company has experienced rapid growth. In 1996, the Company completed the acquisition of Pet Practice, as well as 22 individual animal hospitals and six veterinary diagnostic laboratories and entered into a combination with Pets' Rx in a transaction accounted for as a pooling of interests. In 1997, the Company completed the acquisition of 15 animal hospitals and three veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $107.7 million in 1995, to $182.2 million in 1996 and to $239.4 million in 1997. In 1998, through March 23, 1998, the Company completed the acquisition of one animal hospital and one veterinary diagnostic laboratory.

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

DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

       The Company's growth strategy is dependent on its ability to acquire existing animal hospitals. Successful acquisitions involve a number of factors which are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. In addition, acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal compliance. Adverse regulatory action could negatively affect the Company's operations through the assessment of fines or penalties against the Company or the possible requirement of divestiture of one or more of the Company's operations.

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

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

       The Company has incurred substantial indebtedness in connection with the acquisition of its animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, debt issued in connection with the acquisition of animal hospitals is secured by the assets of the hospital acquired. The Company has at December 31, 1997, consolidated long-term obligations (including current portion) of $173.9 million. At December 31, 1997, the Company's ratio of long-term debt (including current portion) to total stockholders' equity was 96.1%.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

       A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At December 31, 1997, the Company's balance sheet reflected $243.8 million of intangible assets of these types, a substantial portion of the Company's $386.1 million in total assets at such date. The Company expects the aggregate amount of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

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

GUARANTEED PURCHASE PRICE CONTINGENTLY PAYABLE IN CASH OR COMMON STOCK

       In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company often guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company typically is obligated either to (i) pay to the seller in cash, notes payable or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller, or (ii) purchase the Guarantee Shares then held by the seller. Once the Guarantee Shares are delivered and registered for resale under the Securities Act, which registration the Company covenants to effect generally within nine months of issuance of the Guarantee Shares, the seller's Guarantee Right typically terminates if the Company's common stock trades at 110% to 120% of the Issue Price (the "Release Price") for five to 20 consecutive days, depending on the terms of the specific acquisition at issue. There are 288,559 Guarantee Shares outstanding at March 23, 1998 with Issue Prices ranging from $11.70 to $19.80, with a weighted average of $17.33, that have not met their respective Release Prices for the specified period. The Guarantee Periods the Guarantee Shares extend through February 1999 and the liability for such shares as of March 23, 1998 totals approximately $612,000. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

HISTORY OF OPERATING LOSSES; SEASONALITY AND FLUCTUATING QUARTERLY RESULTS

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

DEPENDENCE ON KEY MANAGEMENT

       The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. VCA has an employment contract with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer of VCA, and Mr. Neil Tauber, Senior Vice President of VCA, each of which expires in January 2002. VCA has no other written employment agreements with its executive officers. None of VCA's officers are parties to noncompetition covenants which extend beyond the term of their employment with VCA. VCA does not maintain any key man insurance on the lives of its senior management. As VCA continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives.
There can be no assurance that VCA will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of VCA's acquisitions may depend on VCA's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a material adverse effect upon VCA's business.

COMPETITION

       The animal health care industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. The Company believes that the primary competitive factors in connection with animal hospitals are convenient location, recommendation of friends, reasonable fees, quality of care and convenient hours. The Company's primary competitors for its animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, regional pet care companies as well as certain national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets which include the Company's animal hospitals. Among veterinary diagnostic laboratories, the Company believes that quality, price and the time required to report results are the major competitive factors. There are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by the Company. In addition, several national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

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

       On December 22, 1997, the Company adopted a Stockholder Rights Plan (the "Rights Agreement") and in connection therewith, out of its authorized by unissued shares of preferred Stock, designated 400,000 shares as Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"). Pursuant to the Rights Agreement, the Company distributed to its stockholders, rights entitling the holders to purchase one one-hundredth of a share of Series B Preferred Stock for each share of common stock then held at an exercise price of $60.00. One one-hundredth of a share of Series B Preferred Stock is functionally equivalent in all respects, including voting and dividend rights to one share of common stock. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of one one-hundredths of a share of Series B Preferred Stock having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's board of directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. The rights will expire on January 5, 2008.

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

       Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of March 23, 1998, the Company had 20,425,874 shares of common stock outstanding (including 246,938 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 16,093 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,708,948 shares of the Company's common stock issuable upon exercise of outstanding stock options; 41,046 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

POSSIBLE VOLATILITY OF STOCK PRICE

       The market price of the Company's common stock could be subject to significant fluctuations caused by variations in quarterly operating results, litigation involving the Company, announcements by the Company or its competitors, general conditions in the animal health care industry and other factors. The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies.

The broad fluctuations may adversely affect the market price of the Company's common stock.

PENDING LITIGATION

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

ITEM 8.                     FINANCIAL STATEMENTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                              _________________

                                                                      PAGE
                                                                      ----

Report of Independent Public Accountants                              29
Consolidated Balance Sheets as of December 31, 1997 and 1996          30
Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995                                   31
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1997, 1996 and 1995                       32
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                   33
Notes to Consolidated Financial Statements                            35

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veterinary Centers of
America, Inc.:

     We have audited the accompanying consolidated balance sheets of Veterinary Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veterinary Centers of America, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                        /s/ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP

Los Angeles, California
February 19, 1998

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                          AS OF DECEMBER 31, 1997 AND 1996


                                                           A S S E T S
                                                       1997          1996
                                                   -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents                         $19,882,000   $29,621,000
 Marketable securities                              51,371,000    73,306,000
 Trade accounts receivable, less allowance
   for uncollectible accounts of $5,128,000
   and $4,212,000 at December 31, 1997 and 1996,
   respectively                                      8,964,000     9,583,000
 Inventory, prepaid expenses and other               6,482,000     8,788,000
 Deferred income taxes                               3,068,000     2,331,000
 Prepaid income taxes                                5,634,000     2,137,000
                                                  ------------  ------------
     Total current assets                           95,401,000   125,766,000
PROPERTY, PLANT AND EQUIPMENT, NET                  39,985,000    37,467,000
DEFERRED INCOME TAXES                                   --         1,352,000
OTHER ASSETS:
 Goodwill, net                                     239,117,000   178,806,000
 Covenants not to compete, net                       4,725,000     4,933,000
 Notes receivable                                    1,921,000     1,486,000
 Deferred costs and other                            4,940,000     4,199,000
                                                  ------------  ------------
                                                  $386,089,000  $354,009,000
                                                  ============  ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations          $19,369,000   $14,055,000
 Accounts payable                                    6,267,000     6,923,000
 Accrued payroll and related liabilities             7,502,000     7,177,000
 Accrued restructuring costs                         4,996,000     8,847,000
 Other accrued liabilities                           9,837,000    10,113,000
                                                  ------------  ------------
     Total current liabilities                      47,971,000    47,115,000
LONG-TERM OBLIGATIONS, less current portion        154,506,000   134,767,000
DEFERRED INCOME TAXES                                1,186,000            --
MINORITY INTEREST                                    1,575,000     4,777,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock; $.001 par value;
 No shares issued and 416,667 shares authorized
 at December 31, 1997 and 583,333 shares
 issued and 1,000,000 shares authorized
 at December 31, 1996                                       --         1,000
Common stock; $.001 par value; authorized --
 60,000,000 shares: Issued and outstanding
   including shares in treasury -- 20,339,663
   and 19,268,648 at December 31, 1997 and
   1996, respectively                                   20,000        20,000
 Additional paid-in capital                        196,745,000   192,167,000
Notes receivable from stockholders                   (546,000)            --
Accumulated deficit                               (12,888,000)  (24,114,000)
Less cost of common stock held in treasury --
 246,938 and 97,773 shares at December 31, 1997
 and 1996, respectively                            (2,480,000)     (724,000)
                                                  ------------  ------------
   Total stockholders' equity                      180,851,000   167,350,000

                                                  ------------  ------------
                                                  $386,089,000  $354,009,000
                                                  ============  ============


           The accompanying notes are an integral part of these
                       consolidated balance sheets.

                  VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997              1996              1995
                                                           ------------      ------------      ------------
Revenues                                                   $239,389,000      $182,160,000      $107,694,000
Direct costs                                                182,106,000       139,586,000        80,099,000
                                                           ------------      ------------      ------------
Gross profit                                                 57,283,000        42,574,000        27,595,000
Selling, general and administrative expense                  17,676,000        19,735,000        13,684,000
Depreciation and amortization expense                        11,199,000         7,496,000         4,144,000
Merger costs                                                         --         2,901,000                --
Restructuring charges                                                --         5,701,000         1,086,000
Write-down of assets                                                 --         9,512,000         2,148,000
                                                           ------------      ------------      ------------
Operating income (loss)                                      28,408,000       (2,771,000)         6,533,000
Interest income                                               4,182,000         4,487,000           828,000
Interest expense                                             11,593,000         7,812,000         3,377,000
                                                           ------------      ------------      ------------
Income (loss) before minority interest and provision for
  income taxes                                               20,997,000        (6,096,000)        3,984,000
Minority interest in income of subsidiaries                     424,000         6,577,000         2,960,000
                                                           ------------       ------------      ------------
Income (loss) before provision for income taxes              20,573,000       (12,673,000)        1,024,000
Provision for income taxes                                    9,347,000         1,959,000         2,238,000
                                                           ------------       ------------      ------------
Net income (loss)                                           $11,226,000      $(14,632,000)      $(1,214,000)
                                                           ============     =============      ============
Basic earnings (loss) per common share                            $0.57            $(0.92)           $(0.13)
                                                           ============     =============      ============
Diluted earnings (loss) per common share                          $0.53            $(0.92)           $(0.13)
                                                           ============     =============      ============
Shares used for computing basic earnings per shar            19,626,000        15,942,000         9,224,000
                                                           ============     =============      ============
Shares used for computing diluted earnings per share         21,013,000        15,942,000         9,224,000
                                                           ============     =============      ============

                                        The accompanying notes are an integral part of these
                                                   consolidated financial statements.

                   VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           Common Stock     Preferred Stock        Treasury Stock      Additional
                                       ------------------- -----------------     ------------------      Paid-In    Accumulated
                                         Shares     Amount    Shares  Amount    Shares       Amount      Capital     (Deficit)
                                        ---------  -------   ------- -------    ------      -------    ----------   -----------
BALANCES, December 31, 1994             6,248,126   $6,000   583,333  $1,000        --          $--   $33,630,000  $(8,268,000)
  Sale of common stock                  4,129,616    4,000        --      --        --           --    44,058,000            --
  Sale of redeemable warrants               4,607       --        --      --        --           --        58,000            --
  Exercise of redeemable warrants       1,271,508    2,000        --      --        --           --     8,894,000            --
  Exercise of warrants issued in
   connection with the Vet Research
   joint venture                           50,000       --        --      --        --           --       550,000            --
  Exercise of stock options                29,367       --        --      --        --           --       209,000            --
  Business acquisitions                 1,075,288    1,000        --      --        --           --    11,979,000            --
  Conversion of convertible debt           37,319       --        --      --        --           --       254,000            --
  Settlement of guaranteed purchase
   price contingently payable in
   cash or common stock                        --       --        --      --        --           --        53,000            --
  Net loss                                     --       --        --      --        --           --            --   (1,214,000)
                                       ----------  -------  --------  ------ --------- ------------  ------------ -------------
BALANCES, December 31, 1995            12,845,831   13,000   583,333   1,000        --           --    99,685,000   (9,482,000)
  Sale of common stock                      7,514       --        --      --        --           --       207,000            --
  Exercise of redeemable warrants       1,962,452    2,000        --      --        --           --    13,798,000            --
  Exercise of warrants issued in
   connection with the Vet Research
   joint venture                          194,000       --        --      --        --           --     2,134,000            --
  Exercise of stock options                79,090       --        --      --        --           --       337,000            --
  Business acquisitions                 4,120,100    5,000        --      --        --           --    74,814,000            --
  Conversion of convertible debt            5,742       --        --      --        --           --        54,000            --
  Settlement of guaranteed purchase
   price contingently payable in
   cash or common stock                     9,169       --        --      --        --           --            --            --
  Purchase of treasury shares                  --       --        --      --  (97,773)    (724,000)            --            --
  Issuance of stock in settlement of
   employment obligations                  44,750       --        --      --        --           --     1,138,000            --
  Net loss                                     --       --        --      --        --           --            --  (14,632,000)
                                       ----------  -------  --------  ------ --------- ------------  ------------ -------------
BALANCES, December 31, 1996            19,268,648   20,000   583,333   1,000  (97,773)    (724,000)   192,167,000  (24,114,000)
  Exercise of stock options               277,752       --        --      --        --           --     2,455,000            --
  Business acquisitions and earn-outs     175,856       --        --      --        --           --     2,122,000            --
  Settlement of guaranteed purchase
   price contingently payable in
   cash or common stock                    34,074       --        --      --        --           --            --            --
  Conversion of preferred stock to
   common stock                           583,333       -- (583,333) (1,000)        --           --         1,000            --
  Purchase of treasury shares                  --       --        --      -- (149,165)  (1,756,000)            --            --
  Net income                                   --       --        --      --        --           --            --   11,226,000
                                       ----------  -------  --------  ------ --------- ------------  ------------ -------------
BALANCES, December 31, 1997            20,339,663  $20,000        --  $   -- (246,938) $(2,480,000)  $196,745,000 $(12,888,000)
                                       ==========  =======  ========  ====== ========= ============  ============ =============

                                       The accompanying notes are an integral part of these
                                                   consolidated financial statements.

           VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           1997             1996              1995
                                                                          ------------      -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $11,226,000      $(14,632,000)     $(1,214,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                             11,199,000          7,496,000        4,144,000
    Provision for uncollectible accounts                                       2,726,000          1,844,000          772,000
    Gain on sale of land and building                                                 --                 --         (19,000)
    Amortization of debt discount                                                392,000            290,000          454,000
    Utilization of acquired NOL carryforwards                                         --                 --           69,000
    Restructuring costs and asset write-downs                                         --         15,213,000        3,234,000
    Minority interest in income of subsidiary                                    424,000          6,577,000        2,960,000
    Distributions to minority interest partners                                 (424,000)        (7,292,000)      (4,058,000)
    Issuance of common stock in settlement of employment
      obligations                                                                     --          1,138,000               --
    Increase in accounts receivable and other receivables, net                (3,176,000)        (2,573,000)      (2,912,000)
    Decrease (increase) in inventory                                             201,000        (2,111,000)      (1,875,000)
    Increase in prepaid income taxes                                          (3,497,000)        (1,643,000)        (322,000)
    Decrease (increase) in prepaid expenses and other                            655,000          (231,000)        (208,000)
    Decrease (increase) in deferred income tax asset                             615,000          1,249,000        (737,000)
    Increase (decrease) in accounts payable and accrued liabilities            1,147,000        (2,421,000)        3,112,000
    Increase (decrease) in deferred income tax liability                       1,186,000        (1,301,000)          437,000
                                                                            ------------      -------------     ------------
    Net cash provided by operating activities                                 22,674,000          1,603,000        3,837,000
                                                                            ------------      -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash acquired                                (28,988,000)       (27,496,000)      (9,147,000)
  Property, plant and equipment additions, net                                (7,241,000)        (6,962,000)      (2,983,000)
  Investments in marketable securities                                      (102,363,000)      (249,934,000)     (58,322,000)
  Proceeds from sales or maturities of marketable securities                 124,298,000        218,783,000       16,167,000
  Proceeds from the sale of assets                                               153,000            209,000          600,000
  Payments for building purchase options                                              --                 --        (250,000)
  Capital contribution of minority interest partners                             246,000            990,000        1,000,000
  Capital distribution to minority interest partner                           (1,318,000)                 --               --
  Investment in Veterinary Pet Insurance                                      (1,000,000)                 --               --
                                                                            ------------      -------------     ------------
    Net cash used in investing activities                                    (16,213,000)       (64,410,000)     (52,935,000)
                                                                            ------------      -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible subordinated debentures                   --         82,034,000               --
  Repayment of line of credit                                                         --                 --      (1,100,000)
  Reduction of long-term obligations and notes payable                       (16,198,000)       (11,135,000)      (6,241,000)
  Payments received on notes receivable                                          110,000            379,000          272,000
  Advances for notes receivable not related to sale of assets                   (265,000)                 --               --
  Payments on guaranteed purchase price
    contingently payable in cash or common stock                                      --                 --         (19,000)
  Net proceeds from sale of common stock                                              --            207,000       44,062,000
  Net proceeds from exercise of redeemable warrants                                   --         13,800,000        8,896,000
  Proceeds from exercise of warrants issued
  in connection with Vet Research joint venture                                       --          2,134,000          550,000
  Proceeds from sale of warrants                                                      --                 --           58,000
  Proceeds from issuance of common stock under stock option plans              1,909,000            337,000          209,000
  Purchase of treasury stock                                                  (1,756,000)          (724,000)               --
                                                                            ------------      -------------     ------------
  Net cash provided by (used in) financing activities                        (16,200,000)         87,032,000       46,687,000
                                                                            ------------      -------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (9,739,000)         24,225,000      (2,411,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                29,621,000          5,396,000        7,807,000
                                                                            ------------      -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $19,882,000        $29,621,000       $5,396,000
                                                                            ============      =============     ============


                         The accompanying notes are an integral part of these consolidated financial statements.

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (CONTINUED)


                                                                             1997              1996             1995
                                                                        ------------      ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                          $10,900,000        $6,828,000       $2,878,000
  Income taxes paid                                                        9,664,000         3,774,000        2,688,000

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  In connection with acquisitions, assets acquired
     and liabilities assumed were as follows:
   Fair value of assets acquired                                         $72,331,000      $146,756,000      $43,223,000
   Less: Consideration given
     Cash paid                                                          (28,880,000)      (25,345,000)      (9,147,000)
     Cash paid in settlement of assumed liabilities                        (108,000)       (2,151,000)               --
     Common stock issued                                                 (2,122,000)      (74,819,000)     (11,980,000)
                                                                        ------------      ------------     ------------
   Liabilities assumed including notes payable issued                    $41,221,000       $44,441,000      $22,096,000
                                                                        ============      ============     ============
   In connection with the formation of the joint venture and
     partnerships, assets and liabilities contributed
     by the partners were as follows:
   Assets                                                                        $--          $295,000      $ 3,467,000
   Liabilities                                                                    --                --        1,063,000
                                                                        ------------      ------------     ------------
   Non-cash capital contribution of minority
     interest partners                                                           $--          $295,000       $2,404,000
                                                                        ============      ============     ============
   Issuance of common stock in exchange
     for convertible debt                                                        $--           $54,000         $254,000
                                                                        ============      ============     ============
   Non-cash increase in long-term obligations due to
     purchase of equipment and building                                          $--          $510,000         $262,000
                                                                        ============      ============     ============
   Conversion of accounts payable to notes payable                               $--               $--         $381,000
                                                                        ============      ============     ============


                         The accompanying notes are an integral part of these consolidated financial statements.

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

1.   THE COMPANY

     Veterinary Centers of America, Inc. ("VCA" or the "Company"), a Delaware corporation, was founded in 1986 and is a leading animal health care company. The Company has established a premier position in two core businesses, animal hospitals and veterinary diagnostic laboratories. In addition, the Company owns a partnership interest in a joint venture with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates one of the largest networks of free-standing, full service animal hospitals in the country and one of the largest networks of veterinary-exclusive diagnostic laboratories in the nation.

     In 1993, the Company began to expand the scope of its operations in order to realize its goals of integrating the markets for veterinary care, veterinary diagnostic laboratories and premium pet food. The integration of these markets is the foundation of the Company's business strategy to leverage it access to its primary customers, veterinarians and pet owners. From 1993 through 1995, the Company acquired and integrated into its operations 36 animal hospitals. In 1996, the Company completed two significant acquisitions, which more than doubled the Company's animal hospital operations. Pets' Rx, Inc. ("Pets' Rx") was acquired in June 1996 (16 hospitals) and The Pet Practice, Inc. ("Pet Practice") was acquired in July 1996 (84 hospitals). The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition to the two significant 1996 acquisitions, the Company has acquired 37 animal hospitals in 1996 and 1997. At December 31, 1997, the Company owned or operated 160 animal hospitals, throughout 26 states, as detailed in the following tables:


      Western States       Central States             Eastern States
     ----------------    -----------------        ---------------------
     Alaska        4     Illinois      14         Connecticut        1
     Arizona       1     Indiana        7         Delaware           3
     California   36     Michigan      13         Florida           18
     Colorado      2     Nebraska       1         Georgia            1
     Hawaii        1     Ohio           4         Maryland           8
     Nevada        6                              Massachusetts      7
     New Mexico    3                              New Jersey         3
     Texas         8                              New York           1
     Utah          2                              North Carolina     1
                                                  Pennsylvania      10
                                                  Virginia           4
                                                  West Virginia      1
                  --                   --                           --
     Totals       63                   39                           58




     In 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70% interest in Professional Animal Laboratory ("PAL"). In 1995, the Company acquired the remaining 30% of PAL, a 51% interest in Vet Research Laboratories, LLC ("Vet Research"), and acquired three smaller regional veterinary diagnostic laboratories. The Company's laboratory operations were expanded with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in 1996. Throughout 1996 and 1997, an additional eight laboratories were purchased, as well as the remaining interest in Vet Research in January 1997. At December 31, 1997, the Company's network of veterinary diagnostic laboratories consisted of four full-service laboratories and eight "STAT" (quick response) laboratories throughout the country.

     In 1993, the Company entered into a joint venture called Vet's Choice with HPP to develop, manufacture and market a full-line of premium pet food. Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, SELECT BALANCE, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in 1994 with the launch of SELECT

BALANCE. In 1995, Vet's Choice began selling its second product line, SELECT CARE. Through 1996, the Company as majority owner and managing general partner, exercised day-to-day operating control for all aspects of Vet's Choice, including sales, marketing, administration and distribution.
As a result of the acquisition of two other premium pet food companies during 1996, HPP obtained expanded capabilities to manufacture, market and distribute premium pet foods. In order for the Vet's Choice business to benefit from the economies of scales in marketing, sales and distribution that HPP had attained with the acquisitions in 1996, the joint venture agreement was restructured effective February 1, 1997. Under the terms of the restructuring, HPP was made managing partner and assumed the day-to-day control of the joint venture and the operations of the joint venture were merged into HPP's other premium pet food business. The Company maintains its 50.5% equity interest in Vet's Choice, but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. In connection with the restructuring, the Company and HPP entered into certain consulting and management services agreements whereby the Company will provide certain consulting and marketing services and continue to support the SELECT BALANCE and SELECT CARE products in the veterinary marketplace.

     The acquisition of all of the outstanding shares of Pets' Rx in June 1996 was treated for accounting purposes as a pooling of interests. Accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. Previously reported financial information for VCA and Pets' Rx for each of the two years in the period ended December 31, 1996, is show in the table below.

                                                Years Ended December 31  ,
                                             ----------------------------
                                             1996                     1995
                                             ----                     ----
     Revenues:
      Pre-merger (pre-June 19, 1996)
        VCA                                  $64,763,000        $92,072,000
        Pets' Rx                               7,849,000         15,622,000
                                             -----------        -----------
                                              72,612,000        107,694,000
      Post-merger (post June 19, 1996)       109,548,000              --
                                             -----------        -----------
                                            $182,160,000       $107,694,000
                                             ============      ============
     Net (loss) income:
      Pre-merger (pre-June 19, 1996)
        VCA                                 $  1,647,000        $ 2,564,000
        Pets' Rx                                (658,000)        (1,977,000)
        Merger adjustments                       212,000         (1,801,000)
                                             -----------       -------------
                                               1,201,000         (1,214,000)
      Post-merger (post June 19, 1996)       (15,833,000)             --
                                             -----------       -------------
                                            $(14,632,000)       $(1,214,000)
                                             ===========       =============

     VCA's 1996 pre-merger net income includes merger expenses of $2,901,000; these expenses consist principally of legal, accounting, investment advisor, termination of employment agreements and severance costs. The merger adjustments were recorded to conform certain accounting methods of Pets' Rx to those of VCA. These adjustments reduced intangible asset amortization expense by $212,000 and $347,000 in 1996 and 1995 respectively, and wrote-off intangible assets of $2,148,000 in 1995 associated with certain animal hospitals whose projected future operating results would not result in the recovery of such intangible assets under VCA's accounting method.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. Significant intercompany transactions and balances have been eliminated.

     The Company consolidates professional corporations ("PCs") in which it obtains a controlling financial interest by virtue of a long-term practice management agreement between a wholly-owned subsidiary of the Company and the PCs. The laws of some states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. The Company has established operations in six of such states that it believes comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital;
(iii) maintenance of patient records; (iv) recruitment of veterinary staff;
(v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company is entitled to a monthly management fee. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital. All significant intercompany transactions have been eliminated in consolidation.

B.   CASH AND CASH EQUIVALENTS

     For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments to be cash equivalents. Of its cash on hand at December 31, 1996, $2,023,000 was restricted for use in the conduct of the Vet's Choice joint venture.

     Cash and cash equivalents consisted of:


                                             1997                     1996
                                             ----                     ----
     Cash                                $14,649,000             $21,763,000
     Money market funds                    5,233,000               7,858,000
                                          ----------              ----------
                                         $19,882,000             $29,621,000
                                         ===========             ===========



C.   MARKETABLE SECURITIES

     All marketable securities are classified as held for sale and are available to support current operations and acquisitions. The Company currently invests in only high quality, short-term investments. There were no significant differences between amortized cost and estimated fair value at December 31, 1997 and 1996. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses for both years were not significant.

     Marketable securities consisted of:


                                                    1997        1996
                                                    ----        ----
     Corporate bonds                           $30,041,000   $46,127,000
     Mutual funds - municipalities              11,165,000     9,091,000
     Municipal bonds                             1,126,000     5,492,000
     Short-term notes                            4,534,000     4,141,000
     Mutual funds - taxable auction securities   4,505,000     5,021,000
     Other securities                               --         3,434,000
                                                ----------   -----------
                                               $51,371,000   $73,306,000
                                               ===========   ===========


     Gross proceeds on sales of marketable securities were $46,060,000, $115,738,000 and $2,308,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

D.   INVENTORY

     Inventory is valued at the lower of cost or market using the first-in, first-out method.

E.   NOTES RECEIVABLE

     Notes receivable are not market traded financial instruments. The amounts recorded approximate fair value. The notes bear interest at rates varying from 7% to 9% per annum.

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

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

     Buildings and improvements...............................5 to 30 years
     Leasehold improvements................Lesser of lease term or 15 years
     Furniture and equipment...................................5 to 7 years
     Property held under capital leases.......................5 to 30 years

     Property, plant and equipment consisted of:


                                                      1997         1996
                                                    --------     --------

     Land.........................................$ 6,993,000   $6,635,000
     Land held under capital leases...................362,000      362,000
     Building and improvements.....................14,091,000   13,774,000
     Buildings held under capital leases..............835,000      835,000
     Leasehold improvements.........................7,217,000    3,915,000
     Furniture and equipment.......................19,455,000   17,468,000
     Equipment held under capital leases............1,552,000    1,552,000
                                                   ----------   ----------
     Total fixed assets                            50,505,000   44,541,000
     Less -- Accumulated depreciation
       and amortization                           (10,520,000)  (7,074,000)
                                                  -----------   -----------
                                                  $39,985,000   $37,467,000
                                                  ===========   ===========



     Accumulated depreciation on buildings and equipment held under capital leases amounted to $763,000 and $527,000 at December 31, 1997 and 1996, respectively.

G.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired. Goodwill is amortized over the expected period to be benefited, not exceeding 40 years, on a straight-line basis.

     Subsequent to its acquisitions, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related facility's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Other intangible assets principally include covenants not to compete. The value assigned to the covenants not to compete is amortized on a straight-line basis over the term of the agreements (principally 5 to 10 years).

     Accumulated amortization of goodwill and covenants not to compete at December 31, 1997 was $23,664,000 and $5,419,000, respectively.
Accumulated amortization of goodwill and covenants not to compete at December 31, 1996 was $14,424,000 and $3,871,000, respectively.

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

I.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. The adoption of SFAS 128 did not have a material effect on the Company's financial position or its results of operations.

     The Emerging Issues Task Force of the FASB has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the contractual management relationships between entities that operate in the health care industry, which includes the practices of medicine, dentistry and veterinary science. EITF 97-2 will be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of EITF 97-2 management companies to consolidate the results of practices with which it has an existing contractual relationship. The Company is still in the process of analyzing the effect of EITF 97-2 on all of its contractual relationships, but currently believes that the adoption of EITF 97-2 will not have a material effect on its financial position or results of operations.

J.   RECLASSIFICATIONS

     Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

3.   ACQUISITIONS

     In January 1997, the Company acquired the remaining 49% interest in the Vet Research joint venture for a price as computed in accordance with the operating agreement, amounting to $18,703,000 in cash and a $29,002,000 note payable, payable in quarterly installments over six years. During 1997, the Company purchased 15 animal hospitals and three veterinary diagnostic laboratories for an aggregate consideration (including acquisition costs) of $22,198,000 consisting of $9,358,000 in cash, $10,531,000 in debt, 155,924 shares of VCA common stock, with a value of $1,900,000, and the assumption of liabilities totaling $409,000. The $69,903,000 aggregate purchase price was allocated $5,099,000 to tangible assets, $64,012,000 to goodwill and $792,000 to other intangible assets.

     On July 19, 1996, the Company completed the acquisition of Pet Practice for a total consideration (including acquisition costs) of $97,930,000 consisting of 3,516,268 shares of VCA common stock, with a value at the date of acquisition of $65,930,000, and the assumption of liabilities totaling $32,000,000. In addition, outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase. The $97,930,000 purchase price was allocated $13,485,000 to tangible assets, $80,020,000 to goodwill and $4,425,000 to other intangible assets. As of December

31, 1997, the Company has closed or sold 23 former Pet Practice animal hospitals that did not meet the Company's standard operating model.

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

     During 1996, the Company purchased 22 animal hospitals for an aggregate consideration (including acquisition costs) of $28,261,000, consisting of $9,691,000 in cash, $9,296,000 in debt, 518,056 shares of VCA common stock, with a value of $7,389,000, and the assumption of liabilities totaling $1,885,000. Also during 1996, the Company purchased six veterinary diagnostic laboratories for an aggregate consideration (including acquisition costs) of $20,565,000, consisting of $15,654,000 in cash, $2,510,000 in long-term obligations, 85,776 shares of VCA common stock, with a value of $1,500,000 and the assumption of liabilities totaling $901,000. The $48,826,000 aggregate purchase price was allocated $4,388,000 to tangible assets, $41,091,000 to goodwill and $3,347,000 to other intangible assets.

     During 1995, the Company purchased 26 animal hospitals for an aggregate consideration (including acquisition costs) of $29,237,000, consisting of $6,476,000 in cash, $10,899,000 in debt, 836,576 shares of common stock of the Company with a value of $9,780,000, and the assumption of liabilities totaling $2,082,000. The Company paid $250,000 to acquire an option to purchase the land and building of two of the hospitals. In addition, a limited liability company (LLC) was formed in 1995, by combining a veterinary clinic owned by Pets' Rx with the practice of another veterinary clinic owned by an unrelated party. Certain assets were contributed by each party to form the new entity, which is not liable for any contracts or for any indebtedness relating to the predecessor clinics. The Company has an 80% interest in the LLC. Also during 1995, the Company purchased substantially all of the assets of Cenvet, Inc. ("Cenvet"), a full-service veterinary diagnostic laboratory, three other veterinary diagnostic laboratories and the remaining 30% interest in PAL, for an aggregate consideration (including acquisition costs) of $13,986,000, consisting of $2,671,000 in cash, $8,633,000 in long-term obligations, 238,712 shares of VCA common stock with a value of $2,200,000 and the assumption of liabilities totaling $482,000. The $43,473,000 aggregate purchase price was allocated $3,438,000 to tangible assets, $32,694,000 to goodwill and $7,341,000 to other intangible assets.

     On March 20,1995, the Company and Vet Research, Inc. ("VRI"), formed Vet Research. In connection with the formation of Vet Research, VRI contributed all of the assets and certain of the liabilities of VRI's full-service veterinary diagnostic laboratory located in Farmingdale, New York. The Company contributed substantially all of the assets and certain of the liabilities of Cenvet for a 51% controlling interest in the joint venture.

     In connection with the formation of Vet Research, the Company issued warrants to purchase 363,636 shares of the common stock of the Company at $11.00 per share, which was the market price of the Company's common stock at the date of formation. The warrants were purchased at $0.001 per warrant and were exercisable until January 1997. Warrants to purchase 194,000 and 50,000 shares of common stock were exercised in 1996 and 1995, respectively. The remaining warrants to purchase 119,636 shares of common stock expired in January 1997.

     All acquisitions described above, with the exception of the merger with Pets' Rx, have been accounted for using the purchase method of accounting. The operations of the acquisitions accounted for using the purchase method of accounting are included in the accompanying consolidated financial statements from the dates of acquisition.

     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 1997 and 1996 acquisitions occurred at January 1, 1996. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.



                                                         (Unaudited)
                                                    1997        1996
                                                   ------      ------

Revenue........................................$251,698,000   $249,958,000
Net income (loss)..............................$ 12,034,000   $(12,045,000)
Diluted earnings (loss) per share..............$       0.57   $      (0.61)

Shares used for computing diluted
   earnings (loss) per share...................  21,053,000     19,850,000




     Certain purchase agreements provide for contingent consideration based upon the future market price of the Company's common stock. Under these arrangements, if, at a specified date in the future, the market value of the common stock issued in connection with the acquisition does not at least equal the value at the acquisition date, the Company is required to issue additional common stock or transfer cash or other assets sufficient to make the current value of the total consideration equal to the value at the acquisition date. The common stock issued unconditionally at the date the acquisition is consummated is recorded at that date at the specified amount. Once the contingency is resolved and the additional consideration is distributable, the Company records the current fair value of the additional consideration issued or issuable. The amount previously recorded for the securities issued at the date of the acquisition is simultaneously reduced to the lower current value of the common stock.

     Certain purchase agreements also provide for contingent earn-out arrangements. When the contingency is resolved and the additional consideration is distributable, the Company records the current fair value of such consideration issued or issuable as an additional cost of the acquired company. The additional costs of affected assets, usually goodwill, is amortized over the remaining life of the asset.

4.   JOINT VENTURES

     In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the SELECT BALANCE or SELECT CARE brand (the "Annual Sales") less $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to 49.5% of 1.3 times the Annual Sales plus $4.5 million. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

     Through December 31, 1996, the Company operated Vet Research, a joint venture with VRI. Vet Research's operating results have been accounted for as part of the consolidated operations of the Company. Distributions of distributable cash, as defined, were made pursuant to a formula contained in the operating agreement between the Company and VRI. Pursuant to that formula, during each contract year, the first $1.5 million of distributable cash was distributed to VRI; the next $3 million of distributable cash was distributed to the Company; and the remaining distributable cash was distributed 25% to the Company and 75% to VRI. The Company has recorded minority interest expense related to the joint venture of $6,809,000 and $3,646,000 in 1996 and 1995, respectively, representing 57.3% and 52.4%, respectively, of Vet Research's income. In January 1997, the Company acquired the remaining 49% interest in the Vet Research.

5.   LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following at December 31, 1997 and 1996:

                                                      1997        1996
                                                     -----       -----
MORTGAGE
DEBT       Notes payable and other
           obligations, various
           maturities through 2006,
           secured by land and buildings
           of certain subsidiaries, various
           interest rates ranging from 7.0%
           to 9.0% with a weighted average of
           7.5% at December 31, 1997............. $1,191,000   $2,381,000

SECURED
DEBT       Notes payable and other
           obligations, various maturities
           through 2014, secured by assets
           and stock of certain subsidiaries,
           various interest rates ranging
           from 4.0% to 12.5% with a weighted
           average of 7.8% at December 31, 1997.. 82,405,000   53,813,000

CONVERTIBLE
DEBT       Notes payable, convertible into VCA
           common stock at prices ranging from
           $7.00 to $15.00 per share, due through
           2003, secured by stock of certain
           subsidiaries at a range of interest
           from 7.0% to 12.0% with a weighted
           average of 9.0% at December 31, 1997... 1,074,000    1,659,000

UNSECURED
DEBT       Notes payable, various maturities
           through 2015, adjustable interest
           rates from 6.2% to 10.5% adjusted
           annually, and fixed interest rates
           ranging from 5.0% to 10.0% with a
           weighted average of 6.9%
           at December 31, 1997..................  3,385,000    4,847,000

DEBENTURES Convertible subordinated 5.25%
           debentures, due in 2006, convertible
           into VCA common stock at $34.35 per
           share................................  84,385,000   84,385,000
                                                 -----------   ----------
Total debt obligations.......................... 172,440,000  147,085,000
Capital lease obligations.......................   1,583,000    1,901,000
Less--unamortized discount......................   (148,000)     (164,000)
                                                 -----------    ----------
                                                 173,875,000   148,822,000
Less--current portion........................... (19,369,000)  (14,055,000)
                                                 -----------   -----------
                                                $154,506,000  $134,767,000
                                                ============  ============


     The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1997 are presented below:

1998............................................... $19,369,000
1999...............................................  16,252,000
2000...............................................  16,169,000
2001...............................................  13,438,000
2002...............................................  12,398,000
Thereafter.........................................  96,249,000
                                                     ----------
                                                   $173,875,000
                                                   ============

     The convertible subordinated debentures may be redeemed at the option of the Company in whole or in part at any time after May 15, 1999 at 103%, after May 15, 2000 at 102%, after May 15, 2001 at 101%, and after May 15, 2002 at 100%.

     Certain acquisition debt of the Company included above and amounting to $83,596,000 and $56,194,000 at December 31, 1997 and 1996, respectively, is non-recourse debt secured solely by the assets or the stock of the veterinary hospital acquired under security arrangements whereby the creditor's sole remedy in the event of default is the contractual right to take possession of the entire veterinary hospital regardless of the outstanding indebtedness at the time of default.

     The following disclosure of the estimated fair value of the Company's debt is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


                                                  December 31, 1997
                                              ------------------------
                                              Carrying            Fair
                                               Amount            Value
                                              ---------        ----------
Fixed-rate long-term debt..................  $170,761,000     $137,221,000
Variable-rate long-term debt...............     3,114,000        3,114,000



     The estimated fair value of the Company's fixed-rate long-term debt is based on market value or prime plus an estimated spread at December 31, 1997 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

6.   PREFERRED STOCK

     On December 22, 1992, the Company completed the sale of 583,333 shares of convertible preferred stock for net proceeds of $2,985,000. In October 1997, the 583,333 shares of the preferred stock were converted in 583,333 shares of common stock.

     On December 22, 1997, the Company adopted a Stockholder Rights Plan (the "Rights Agreement") and in connection therewith, out of its authorized by unissued shares of preferred Stock, designated 400,000 shares as Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"). Pursuant to the Rights Agreement, the Company distributed to its stockholders, rights entitling the holders to purchase one one-hundredth of a share of Series B Preferred Stock for each share of common stock then held at an exercise price of $60.00. One one-hundredth of a share of Series B Preferred Stock is functionally equivalent in all respects, including voting and dividend rights to one share of common stock. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of one one-hundredths of a share of Series B Preferred Stock having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's board of directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. The rights will expire on January 5, 2008.

     Under the Company's certificate of incorporation, the Company is authorized to issue additional series of preferred stock. The rights, preferences and privileges of the preferred stock are to be determined by the board of directors and do not require stockholder approval. At December 31, 1997, 16,667 of the shares authorized remain undesignated.

7.   COMMON STOCK

     During 1997, the Company issued 189,998 shares of its common stock valued at $1,900,000, the fair market value at the date of commitment, as a portion of the consideration for certain acquisitions.

     At December 31, 1997, the Company held two notes receivable with balances totaling $546,000 from stockholders of the Company. These notes arose from transactions whereby the Company loaned the stockholders money to purchase an aggregate of 182,666 shares of the Company's common stock. These notes, which bear interest at 6.1% per annum, mature on January 22, 2001. The receivables are shown on the balance sheet as a reduction in equity.

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

     On November 13, 1996, the Company's Board of Directors authorized the Company to repurchase its common stock on the open market. During 1997 and 1996, respectively, the Company acquired 149,165 shares for a total consideration of $1,756,000 and 97,773 shares of common stock for a total consideration of $724,000.

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

     During 1995, the Company issued 1,075,288 shares of its common stock valued at $11,980,000, the fair market value at the date of commitment, as a portion of the consideration for 15 animal hospitals and three veterinary diagnostic laboratories.

     On October 6, 1991, the Company completed an initial public offering of 2,400,000 shares of common stock and 3,240,000 redeemable warrants for $12,598,000. Each redeemable warrant entitled the holder to purchase one share of common stock for $7.20 commencing April 10, 1992 until October 10, 1996. During 1996 and 1995, redeemable warrants were exercised for 1,962,452 and 1,271,508 shares of common stock, respectively. Cash proceeds from the exercise of redeemable warrants in 1996 and 1995 amounted to $13,800,000 and $8,896,000, respectively.

8.  STOCK-BASED COMPENSATION PLANS

     The Company has granted stock options to various employees and directors. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

     In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock-based compensation plans, and requires certain disclosures with respect to these plans. SFAS 123's disclosures have been adopted by the Company effective January 1, 1996.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following PRO FORMA amounts:


                                                1997             1996
                                            ------------     -------------
Net income (loss)
  As reported...........................     $11,226,000      $(14,632,000)
  Pro forma.............................       8,276,000       (17,510,000)

Diluted earnings (loss) per share
  As reported...........................     $      0.57      $      (0.92)
  Pro forma.............................            0.42             (1.09)


     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk free interest rates of 6.4% for both years; expected volatility of 60.6% and 55.1%, respectively; weighted average fair value of options of $6.85 and $10.76, respectively; expected lives of seven years for both years and no expected dividend yield for either year.

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

     In addition to the options granted under VCA's stock option plans, the Company had 2,031,000 and 30,667 options outstanding at December 31, 1997 and 1996, respectively, to certain members of the board of directors and to the previous owners of certain acquired companies. During 1997, the Company granted to certain officers of the Company 2,025,000 options with an exercise price of $10.25 per share. The options vest in 54 equal monthly installments commencing in September 1997. None of these options were exercised in 1997.

     The table below summarizes the transactions in the Company's stock option plans during 1997, 1996 and 1995:


                                               1997         1996       1995
                                              -------     -------     ------
Options outstanding at beginning of year..... 1,739,461   1,625,520   808,171
Granted...................................... 2,170,658     254,780   859,966
Exercised....................................  (277,752)    (79,090)  (29,367)
Canceled.....................................   (48,403)    (61,749)  (13,250)
                                              ---------   ---------   --------
Options outstanding at end of year
   ($0.75 to $36.79 per share)..............  3,583,964    1,739,461 1,625,520
                                              =========    ========= =========

Exercisable at end of year..................  1,318,140      878,145   710,309
                                              =========    ========= =========

     The following table summarizes information about certain options in the stock option plans outstanding as of December 31, 1997 in accordance with SFAS 123:

               Options Outstanding                                  Options Exercisable
----------------------------------------------------- -----------------------------------------------
                                     Weighted Avg.
Range of               Number          Remaining         Weighted Avg.     Number        Weighted Avg.
Exercise Price      Outstanding     Contractual Life    Exercise Price   Exercisable     Exercise Price
----------------    -----------     ---------------     --------------   -----------     --------------
Less than $15.00    3,577,033          8.26 years        $        9.91  1,315,777       $         9.29
$15.00 to $26.00        2,854          8.04 years                23.77         734                24.21
Greater than $26.00     4,077          7.72 years                31.27       1,629                31.27
                    ---------                                            ---------
                    3,583,964                                            1,318,140
                    =========                                            =========



9.   GUARANTEED PURCHASE PRICE CONTINGENTLY PAYABLE IN CASH, NOTES OR COMMON
STOCK

     The Company has guaranteed the value of certain shares of its common stock ("Stock Guarantees") issued in connection with the acquisition of certain animal hospitals in 1996 and 1995. If the aggregate market value of the stock (as quoted by a nationally recognized stock exchange) at various specified valuation dates is below the value of the stock on the acquisition date, the Company has agreed to pay the difference in additional shares of stock, cash or notes payable. The Company's guarantee of the value, however, terminates if the common stock is registered for resale and trades at 110% to 120% of the issue price of the stock for five to 20 consecutive days. At December 31, 1997, there were 593,003 shares of stock outstanding with such guarantees, with issue prices ranging from $11.70 to $24.53, with a weighted average of $17.22. The guarantee periods extend through February 1998, and the liability for the guaranteed shares at December 31, 1997 totals approximately $1,481,000.

     In 1995, pursuant to two of these stock guarantee arrangements pertaining to a total of 13,494 shares, the Company paid $19,000 in cash for the difference between the guaranteed value of the stock held and the market value of the stock, as defined. The difference between the $19,000 and the $72,000 liability for the guaranteed purchase price contingently payable in cash or common stock, amounting to $53,000, was credited to additional paid-in capital.

10.  COMMITMENTS

     The Company operates many of its animal hospitals from premises that are leased from the hospitals' previous owners under operating leases with terms, including renewal options, ranging from one to 35 years. Certain leases include purchase options which can be exercised at the Company's discretion at various times within the lease terms.

     The annual lease payments under the lease agreements have provisions for annual increases based on the Consumer Price Index or other amounts specified within the lease contracts. The Company also leases certain medical and computer equipment under operating leases.

     The future minimum lease payments on operating leases at December 31, 1997, including renewal option periods, are as follows:

    1998.......................................  $7,681,000
    1999.......................................   7,322,000
    2000.......................................   6,878,000
    2001.......................................   6,881,000
    2002.......................................   6,898,000
    Thereafter.................................  85,669,000
                                                 ----------
                                               $121,329,000
                                               ============

     Rent expense totaled $8,624,000, $7,036,000 and $3,880,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income totaled $235,000, $313,000 and $246,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In connection with the acquisition of Pet Practice, the Company assumed certain contractual arrangements, whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years, as set forth in the respective agreements ("Earn-out Payments"). The number of shares of common stock and cash to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. Earn-out Payments in 1997 amounted to approximately $1,879,000, consisting of $740,000 in cash, 19,932 shares of common stock valued on the date of issuance at $222,000, and a $917,000 note payable. If the specified financial criteria is attained in the future, but not exceeded, the Company will be obligated to make cash payments of approximately $657,000 and issue approximately 5,700 shares of common stock over the next three years.

     The Company has employment agreements with three officers of the Company which currently expire on December 31, 2002. Each of the agreements provide for annual compensation (subject to upward adjustment) which aggregated $785,000 for the year ended December 31, 1997.

11.  CALCULATION OF PER SHARE AMOUNTS

     A reconciliation of the income (loss) and shares used in the computations of the basic and diluted earnings (loss) per share ("EPS") for each of the three years in the period ended December 31, 1997 follows:

                                  For the Year Ended December 31, 1997

                               --------------------------------------------
                                                                 Per-Share
                                Income            Shares           Amount
                               --------          ---------        --------
Basic EPS
  Net Income                   $11,226,000        19,626,000         $0.57
                                                                 =========
Effect of Dilutive Securities:
  Convertible Preferred Stock      --               451,000
Stock Options                      --               688,000
Convertible Debt                   13,000            25,000
Contingently Issuable Shares       --               223,000
                               ------------      -----------
Diluted EPS                    $ 11,239,000       21,013,000        $0.53
                               ============      ===========      =========

     During 1997, $84,385,000 of 5.25% convertible debentures, convertible into 2,456,623 shares of common stock were outstanding, but were not included in the computation of diluted EPS because conversion would have an antidilutive effect on EPS.

                                  For the Year Ended December 31, 1996
                               --------------------------------------------
                                                                  Per-Share
                               Income              Shares           Amount
                              --------           ---------        --------
Basic EPS
  Net Loss                 $(14,632,000)         15,942,000         ($0.92)
                                                                  =========
Effect of Dilutive
Securities                       --                  --
                            -----------          ----------
Diluted EPS                $(14,632,000)         15,942,000         ($0.92)
                           ============          ==========       =========


     Because the Company had a net loss in 1996, the following dilutive securities were not included in the computation of diluted EPS because they would have an antidilutive effect: (i) convertible preferred stock convertible into 583,333 shares of common stock, (ii) stock options outstanding at December 31, 1996 to purchase 1,741,000 shares of common stock at a weighted average price of $9.69 per share, and (iii) redeemable warrants outstanding at December 31, 1996 to purchase 194,000 shares of common stock at $11.00 per share. In addition, in April 1996, the Company issued $84,385,000 of 5.25% convertible debentures, convertible into 2,456,623 shares of common stock. The debentures, due in April 2006, were outstanding at December 31, 1996.


                                  For the Year Ended December 31, 1995
                               --------------------------------------------
                                                                  Per-Share
                               Income              Shares           Amount
                              --------           ---------        --------
Basic EPS
  Net Loss                   ($1,214,000)         9,224,000        ($0.13)
                                                                  =========
Effect of Dilutive Securities     --                 --
                             -----------          ----------
Diluted EPS                  ($1,214,000)         9,224,000        ($0.13)
                             ===========          ==========      =========

     Because the Company had a net loss in 1995, the following dilutive securities were not included in the computation of diluted EPS because they would have an antidilutive effect: (i) convertible preferred stock convertible into 583,333 shares of common stock, (ii) stock options outstanding December 31, 1995 to purchase 1,626,000 shares of common stock at a weighted average price of $8.30 per share, and (iii) redeemable warrants outstanding at December 31, 1995 to purchase 313,636 shares of common stock at $11.00 per share.

12.  INCOME TAXES

     The provision for income taxes is comprised of the following:


                                 1997            1996            1995
                                ------         -------         --------
Federal:
  Current.................... $5,952,000     $1,842,000      $1,888,000
  Deferred...................  1,534,000       (444,000)       (192,000)
                              ----------      ----------      ----------
                               7,486,000       1,398,000      1,696,000
                              ----------      ----------      ----------
State:
  Current..................... 1,594,000         450,000         560,000
  Deferred....................   267,000         111,000         (18,000)
                              ----------      ----------      ----------
                               1,861,000         561,000         542,000
                              ----------      -----------     ----------
                              $9,347,000      $1,959,000      $2,238,000
                              ==========      ==========      ==========

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The net deferred tax asset (liability) is comprised of the following:


                                                1997                1996
                                             -----------         ----------
Current deferred tax assets (liabilities):
Accounts receivable........................  $  1,998,000        $  692,000
State taxes................................    (1,343,000)        (923,000)
Other liabilities and reserves.............     1,930,000         1,072,000
Start-up costs.............................        66,000            33,000
Restructuring charges......................     4,160,000         5,100,000
Other assets...............................      (149,000)          (2,000)
Inventory..................................       815,000           768,000
Valuation allowance........................    (4,409,000)      (4,409,000)
                                              -----------        ----------
   Total current deferred tax asset, net...   $ 3,068,000        $2,331,000
                                              ===========        ==========


                                                1997              1996
                                             -----------        ----------

Non-current deferred tax (liabilities)
    assets:
  Net operating loss carryforwards.........   $7,676,000        $9,395,000
  Write-down of assets.....................    1,589,000         1,587,000
  Start-up costs...........................      288,000           288,000
  Other assets.............................       73,000            59,000
  Intangible assets........................   (2,037,000)          832,000
  Property, plant and equipment............      225,000           190,000
  Valuation allowance......................   (9,000,000)      (10,999,000)
                                              ----------       ------------
    Total non-current deferred tax asset
    (liability), net.......................  $(1,186,000)       $1,352,000
                                             ===========        ==========


     At December 31, 1997, the Company has federal net operating loss ("NOL") carryforwards of approximately $21,128,000, comprised principally of NOL carryforwards acquired in the Pets' Rx and Pet Practice mergers. These NOL carryforwards expire at various dates through 2010.

     Under the Tax Reform Act of 1986, the utilization of NOL carryforwards to reduce taxable income will be restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Management believes that the Pets' Rx and Pet Practice mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries' NOL carryforwards, as well as certain acquisition related expenditures where the realization of this deduction is uncertain at this time.

     A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:


                                                       1997         1996        1995
                                                      ------       ------      ------
Federal income tax at statutory rate.................  35.0%       (34.0)%      34.0%
Effect of amortization of goodwill...................   4.0          5.0         5.0
State taxes, net of federal benefit..................   6.0          3.0         8.0
Tax exempt income....................................  (1.0)        (3.0)        --
Subsidiary net operating loss........................   --          10.0         --
Change in valuation allowance associated
with certain write-down of assets, restructuring
and acquisition related costs and other..............   1.0         34.0        172.0
                                                       ------      ------      ------
                                                       45.0%        15.0%       219.0%
                                                       ======      ======      ======

     For financial reporting purposes, the benefit arising from the utilization of NOL carryforwards generated by certain companies, including Pet Practice, prior to their acquisition by the Company is accounted for as a reduction of goodwill of the acquired companies. Such benefit amounted to $69,000 for the year ended December 31, 1995. No benefit was realized for the years ended December 31, 1996 and 1997.

13.  401(K) PLAN

     During 1992, the Company established a voluntary retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees, those with at least one year of employment with the Company, and provides for annual matching contributions by the Company at the discretion of the Company's board of directors. As part of the 1996 acquisitions of Pets' Rx, Pet Practice and Southwest, the Company assumed the administrative responsibilities of their respective 401(k) plans. In January 1998, these plans were merged into the Company's plan. In 1997, 1996 and 1995, the Company provided a total matching contribution at the discretion of the Board of Directors. Such matching contributions approximated $496,000, $291,000 and $87,000 in 1997, 1996 and 1995,
respectively.

14.  RESTRUCTURING AND ASSET WRITE-DOWN

     During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") and recorded a restructuring and asset write-down charge of approximately $15.2 million. The 1996 Plan was designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions of Pets' Rx, Pet Practice and Southwest. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations, were to be closed or sold. Of the $15.2 million in restructuring and asset write-down charges recorded in 1996, $5.7 million represents cash charges. The remainder represents non-cash charges of $5.5 million in write-downs of goodwill, $1.1 million in write-downs of other intangible assets and $2.9 million in write-downs of other assets.

     The major components of the 1996 Plan included: (1) the termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of twelve animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations; and (3) contract terminations and write-down of assets in connection with the move to common communications and computer systems. The restructuring of the laboratory operations consists primarily of: (i) plans to relocate the Company's facility in Indiana to Chicago; (ii) the downsizing of its Arizona operations; (iii) the standardization of laboratory and testing methods throughout all the Company's laboratories; and (iv) the shut-down of another of its facilities in the Midwest.

     The activity that occurred within the 1996 Plan restructuring reserves during 1997 was as follows:

     (a) During the quarter ended March 31, 1997, the Company sold four of its animal hospitals resulting in non-cash net asset write-downs of $194,000. The Company incurred $565,000 of cash expenditures for lease and other contractual obligations.

     (b) During the quarter ended June 30, 1997, the Company incurred $222,000 of cash expenditures for lease and other contractual obligations.

     (c) During the quarter ended September 30, 1997, the laboratory division relocated its facility in Indiana to Illinois, downsized its Arizona operations, substantially completed its standardization of laboratory and testing methods, and replaced its communications system resulting in total non-
               cash asset write-downs of $844,000.   The hospital division
               completed its evaluation of the property value at one of its hospitals and replaced certain equipment and software resulting in total non-cash asset write-downs of $378,000. The Company incurred $515,000 of cash expenditures for lease and other contractual obligations.

     (d) At September 30, 1997, the Company reversed $2.1 million of the restructuring reserve established for the 1996 Plan (see discussion of 1997 restructuring charge and asset write-down below). The events that triggered the need to reverse a portion of the 1996 Plan charge were as follows:

            (i) A favorable termination of a communications system contract was negotiated and became effective October 1, 1997.
            (ii) A hospital practice was acquired on May 15, 1997 and was merged into an animal hospital that was scheduled to be closed. The Company evaluated the performance of the merged practices during the 1997 third quarter and decided to rescind its decision to close the animal hospital.
            (iii) The Company completed negotiations to terminate a lease agreement early for one of the hospitals scheduled to be closed at a favorable amount.
            (iv) The Company rescinded its decision to close three other animal hospitals due to their improved performance.

          (e) During the quarter ended December 31, 1997, the Company incurred non-cash asset write-downs of $346,000, primarily resulting from the write-off of inventory from the animal hospitals that were sold during the first quarter of 1997, that was not utilized at other VCA animal hospitals. The Company also incurred $349,000 of cash expenditures for lease and other contractual obligations.

     Of the remaining four hospitals included in the 1996 Plan, one closed in February 1998, two are expected to be closed by the second quarter of 1998 and the other is currently for sale.

     At December 31, 1997, $2,985,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. As of December 31, 1997, the Company has completed a majority of its restructuring plans, with remaining actions expected to be completed in 1998, although certain lease obligations will continue through 2014.

     During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"), resulting in restructuring and asset write-down charges of $2.1 million. The reversal restructuring charge from the 1996 Plan was offset against the restructuring and asset write-down charges for the 1997 Plan, resulting in no effect to in the 1997 statement of operations. The major components of the 1997 Plan consists of the termination of leases, amounting to $1,198,000, and the write-down of intangibles, property and equipment, amounting to $876,000, in connection with the closure or sale of twelve animal hospitals. Collectively, the twelve hospitals have aggregate annual revenue of approximately $5.8 million.

     During the three months ended September 30, 1997, the Company, as part of the 1997 Plan, recorded $432,000 of non-cash write-downs, consisting of a write-down of intangibles. At December 31, 1997, $1,642,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and non-cash charges. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

     The operations of Cenvet were merged into the operations of VRI to form Vet Research. The combined operations were restructured in 1995 to eliminate duplicate operating and overhead costs. In connection with the restructuring, the Company recorded a charge of $1,086,000 in the first quarter of 1995 to accrue the estimated costs associated with the restructuring, consisting primarily of lease termination and severance costs. At December 31, 1997, $369,000 remains on the Company's balance sheet.

     During 1995, the Company charged $2,148,000 to operations related to a write-down of goodwill and certain intangible assets at three Pets' Rx facilities.

15.  LINES OF BUSINESS

     The Company reports its business operations in two segments: Animal Hospital and Laboratory. Through January 31, 1997, the Company reported a third segment: Premium Pet Food.

     The following is a summary of certain financial data for each of the three segments:

                                           Animal                   Premium
     (In thousands)                       Hospital     Laboratory  Pet Food       Corporate     Eliminations   Total
                                          --------     ----------  --------       ---------     ------------   -----
     1997
     Revenues                             $174,024     $ 68,997     $1,064         $    --      $ (4,696)  $   239,389
     Operating income (loss)                25,027       16,813        156         (13,588)      --             28,408
     Depreciation/amortization expense       7,363        3,329         12              495      --             11,199
     Identifiable assets                   205,653       95,073      --              85,363      --            386,089
     Capital expenditures                    4,413        1,088      --                 575      --              6,076

     1996
     Revenues                             $120,842     $ 56,774     $8,674         $  --        $(4,130)   $   182,160
     Operating income (loss)                (1,295)      13,120     (1,263)        (13,333)      --             (2,771)
     Depreciation/amortization expense       5,156        1,823        129             388       --              7,496
     Identifiable assets                   188,675       48,205      4,491         112,638       --            354,009
     Capital expenditures                    4,575        1,049        169           1,679       --              7,472


     Corporate operating loss includes salaries, general and administrative expense for the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Animal Hospital, Laboratory and Premium Pet Food segments.

16.  STOCKHOLDER LAWSUIT

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

17.  SUBSEQUENT EVENTS

     From January 1, 1998 through February 19, 1998, the Company purchased one animal hospital and one laboratory in separate transactions for a total consideration (including acquisition costs) of $11,500,000, consisting of $10,900,000 in cash, and the assumption of liabilities totaling $600,000.

     In January 1998, the Company invested an additional $4 million in convertible preferred stock, for a total investment of $5 million in Veterinary Pet Insurance, Inc., the largest provider of pet health insurance in the United States.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no events or transactions requiring reporting under this Item.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by this reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Exhibits:

           See attached exhibit index.

(b)       Financial Statement Schedules:

           Report of Independent Public Accounts

           Schedules for the years ended December 31, 1997, 1996, 1995

           II - Valuation and Qualifying Accounts

          Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(c)       Reports on Form 8-K:

           None

                                SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.

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

Signature                 Title                             Date
---------                 -----                             -----

                          President, Chief Executive
                          Officer and Chairman of the
                          Board (Principal Executive
/s/ Robert L. Antin       Officer and Director)             March 30, 1998
-------------------
Robert L. Antin

                          Senior Vice President,
                          Chief Operating Officer,
/s/ Arthur J. Antin       Secretary and Director            March 30, 1998
-------------------
Arthur J. Antin


                          Senior Vice President,
/s/ Neil Tauber           Treasurer and Director            March 30, 1998
--------------------
Neil Tauber

                          Vice President,
                          Chief Financial Officer
                          and Assistant Secretary
/s/ Tomas W. Fuller       (Principal Accounting
--------------------      Officer)                          March 30, 1998
Tomas W. Fuller



                          Director
-------------------
John Heil


/s/ John Chickering       Director                          March 30, 1998
-------------------
John Chickering

                          Director
--------------------
Dr. Richard Gillespie

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veterinary Centers of
America, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 19, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in a relation to the basic financial statements taken as a whole.




                                             /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP


Los Angeles, California
February 19, 1998

           VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                           Balance at   Charged to
                                           beginning    costs and                                 Balance at
                                           of period    expenses     Write-offs     Other(1)     end of period
                                           ---------    ---------    ---------      --------     -------------
Year ended December 31, 1997
  Allowance for uncollectible accounts     $4,212,000   $2,726,000   $(2,184,000)   $374,000     $5,128,000

Year ended December 31, 1996
  Allowance for uncollectible accounts     $1,671,000   $1,844,000   $(1,230,000)   $1,927,000   $4,212,000

Year ended December 31, 1995
  Allowance for uncollectible accounts     $797,000     $  772,000   $ (540,000)   $642,000     $1,671,000



(1) "Other" changes in the allowance for uncollectible accounts include allowances acquired with hospital and laboratory acquisitions.

                                EXHIBIT INDEX

ITEM      EXHIBIT

2.1 Agreement and Plan of Reorganization dated March 21, 1996 by and among Veterinary Centers of America, Inc., Golden Merger Corporation and the Pet Practice, Inc. (attached as Appendix A to the Joint Proxy Statement/Prospectus included in this Registration Statement (1)

2.2 Agreement and Plan of Reorganization dated February 27, 1996, as amended on April 11, 1996, May 23, 1996 and June 7, 1996 by and among Veterinary Centers of America, Inc., PRI Merger Company, Pets Rx, Inc. and the Principal Stockholder. (1)

2.3 Irrevocable Proxy dated March 21, 1996 by and between Abbingdon Ventures Partners Limited Partnership-II and Veterinary Centers of America, Inc. (1)

3.1       Certificate of Incorporation of Registrant, as amended to date.

3.2       Bylaws of Registrant, as currently in effect (3)

4.1       Specimen certificate evidencing Common Stock of Registrant (4)

4.2       Form of Warrant Agreement (4)

4.3 Indenture dates as of April 17, 1996 between Veterinary Centers of America, Inc. and the Chase Manhattan Bank, N.A. (1)

4.4 Form of Rights Agreement, dated as of December 30, 1997, between the Corporation and Continental Stock Transfer & Trust Company as Rights Agent

4.5 Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock

4.6       Form of Rights Certificate

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

(12) Incorporated by reference from Registrant's Report on 10-K for the year ended December 31, 1997.

(13) Incorporated by reference from Registrant's Report on 8-K, filed on January 5, 1998.