Form 10-Q
period 1998-05-14
VETERINARY CENTERS OF AMERICA INC
filed 1998-05-15
CIK 817366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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

                      YES [X]                     NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 20,495,003 shares as of May 8, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (UNAUDITED)

ASSETS                                              March 31,     December 31,
                                                      1998             1997
                                                 ------------    --------------
Current assets:
 Cash and equivalents                           $  23,547,000     $ 19,882,000
 Marketable securities                             28,068,000       51,371,000
 Trade accounts receivable, less allowance for
   uncollectible accounts                          13,245,000        8,964,000
 Inventory, prepaid expenses and other              7,282,000        6,482,000
 Deferred income taxes                              3,068,000        3,068,000
 Prepaid income taxes                               3,749,000        5,634,000
                                                 ------------    --------------
   Total current assets                            78,959,000       95,401,000
Property, plant and equipment, net                 42,977,000       39,985,000
Goodwill, net                                     248,321,000      239,117,000
Other assets                                       15,598,000       11,586,000
                                                 ------------    --------------
                                               $  385,855,000    $ 386,089,000
                                               ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term obligations      $   18,641,000    $  19,369,000
 Accounts payable                                   7,130,000        6,267,000
 Other accrued liabilities                         22,301,000       22,335,000
                                                -------------     -------------
   Total current liabilities                       48,072,000       47,971,000
Long-term obligations, less current portion       150,407,000      154,506,000
Deferred income taxes                               1,186,000        1,186,000
Minority interest                                   2,030,000        1,575,000
Commitments and contingencies
Stockholders' equity:
 Common stock, par value $0.001                        20,000           20,000
 Additional paid-in capital                       197,747,000      196,745,000
 Notes receivable from stockholders                  (546,000)        (546,000)
 Accumulated deficit                              (10,581,000)     (12,888,000)
  Less cost of common stock held in treasury,
    246,938 shares at March 31, 1998 and
    at December 31, 1997                           (2,480,000)      (2,480,000)
                                                -------------    -------------
   Total stockholders' equity                     184,160,000      180,851,000
                                                -------------    -------------
                                               $  385,855,000    $ 386,089,000
                                               ==============    =============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 1998 AND 1997
                                 (UNAUDITED)


                                                     1998              1997
                                                ------------     -------------
Revenues                                        $ 63,312,000    $  56,023,000
Direct costs                                      48,507,000       43,520,000
                                                ------------     -------------
Gross profit                                      14,805,000       12,503,000
Selling, general and administrative                4,888,000        4,849,000
Depreciation and amortization                      3,136,000        2,728,000
                                                ------------     -------------
Operating income                                   6,781,000        4,926,000
Interest income                                      712,000        1,108,000
Interest expense                                   2,996,000        2,906,000
                                                ------------     -------------
Income before minority interest and provision
  for income taxes                                 4,497,000        3,128,000
Minority interest in income of subsidiaries          155,000          171,000
                                                ------------     -------------
Income before provision for income taxes           4,342,000        2,957,000
Provision for income taxes                         2,035,000        1,547,000
                                                ------------     -------------
Net income                                      $  2,307,000    $   1,410,000
                                                ============     =============


Basic earnings per common share                       $ 0.11            $ 0.07
                                                      ======            ======

Diluted earnings per common share                     $ 0.11            $ 0.07
                                                      ======            ======

Shares used for computing basic earnings
  per share                                       20,205,000       19,444,000
                                                  ==========       ==========

Shares used for computing diluted earnings
  per share                                       21,402,000       20,699,000
                                                  ==========       ==========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

             VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 1998 AND 1997
                                (UNAUDITED)

                                                         1998           1997
                                                    ------------  ------------
Cash flows from operating activities:
 Net income                                          2,307,000    $ 1,410,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                     3,136,000      2,728,000
   Amortization of debt discount                        53,000        207,000
   Minority interest in income of subsidiaries         155,000        171,000
   Distributions to minority interest partners        (100,000)       (76,000)
   Increase in accounts receivable, net             (3,171,000)    (1,726,000)
   Decrease in inventory, prepaid expenses and other   156,000      2,383,000
   Decrease (increase) in prepaid income taxes       1,019,000       (96,000)
   Increase in accounts payable and accrued
      liabilities                                    1,606,000      4,437,000
   Increase in income taxes payable                       --        1,547,000
                                                     ----------     ----------
     Net cash provided by operating activities       5,161,000     10,985,000
                                                     ----------     ----------

Cash flows from investing activities:
  Property, plant and equipment additions, net      (4,186,000)    (1,084,000)
  Business acquisitions, net of cash acquired      (11,535,000)   (21,803,000)
  Investments in marketable securities                 --         (45,679,000)
  Proceeds from sale of marketable securities       23,303,000     47,906,000
  Proceeds from the sale of assets                      --            180,000
  Investment in Veterinary Pet Insurance            (4,000,000)         --
                                                    ----------    ------------
     Net cash provided by (used in) investing
           activities                                3,582,000    (20,480,000)
                                                    ----------    ------------

Cash flows from financing activities:
   Reduction of long-term obligations and notes
      payable                                       (5,280,000)    (4,985,000)
   Payments received on notes receivable                35,000         38,000
   Proceeds from issuance of common stock under
      stock option plans                               213,000         43,000
   Payments on guaranteed purchase price
      contingently payable in cash or common stock     (46,000)           --
   Capital contribution of minority interest partner     --            10,000
   Capital distribution to minority interest partner     --        (1,318,000)
                                                    ----------    ------------
     Net cash used in financing activities         (5,078,000)     (6,212,000)
                                                    ----------    ------------
   Increase (decrease) in cash and equivalents      3,665,000     (15,707,000)
   Cash and equivalents at beginning of period      19,882,000     23,820,000
                                                    ----------    ------------
   Cash and equivalents at end of period           $23,547,000   $  8,113,000
                                                    ==========    ============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1998
                                 (UNAUDITED)

(1)  GENERAL

    The accompanying unaudited consolidated condensed financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, as permitted under the applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

(2)  ACQUISITIONS & INVESTMENTS

     During the first quarter of 1998, the Company purchased one animal hospital and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $11,910,000, consisting of $10,900,000 in cash, $400,000 in debt and the assumption of liabilities totaling $610,000. The $11,910,000 aggregate purchase price was allocated as follows: $797,000 to tangible assets, $10,613,000 to goodwill and $500,000 to other intangible assets. In conjunction with previous acquisitions, the company paid $542,000 related to assumed liabilities and $93,000 related to stock guarantees, earnouts and other.

     In January 1998, the Company invested an additional $4,000,000 in convertible preferred stock, for a total investment of $5,000,000 in Veterinary Pet Insurance, Inc. ("VPI") at March 31, 1998. VPI is the largest provider of pet health insurance in the United States. The Company accounts for the investment in VPI on the cost method.

     Each share of VPI convertible preferred stock is convertible at the Company's option at any time after issuance into that number of fully paid and non-assessable shares of common stock of VPI as is equal to $14.00 divided by the Conversion Price, which initially is set at $3.50. In the event of a liquidation, winding up, merger or consolidation of VPI into another corporation in which the shareholders of VPI will own less than 50% of the voting securities of the surviving corporation, or the sale, transfer or lease of all or substantially all of the assets of VPI, the holders of the convertible preferred stock shall be entitled to be paid, out of legally available assets, before any payment is made in respect of the common stock, an amount equal to $14.00 per share. Upon request of holders of at least a majority of the outstanding shares of the convertible preferred stock at any time after December 31, 2002, VPI shall redeem all shares of convertible preferred stock outstanding at a cash price equal to $14.00 per share, plus all accrued but unpaid dividends on each share
(the "Redemption Price"). At any time after December 31, 2004, VPI at its option may redeem the outstanding shares of convertible preferred stock at the Redemption Price. The holders of the convertible preferred stock are entitled to elect, voting as a single class, one director to the Board of Directors of VPI.

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

(4)  RESTRUCTURING RESERVES

     During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's Animal Hospital and Laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's Animal Hospital operations, were to be closed or sold. During the three months ended March 31, 1998, pursuant to the 1996 Plan, the Company closed one animal hospital resulting in lease and contract termination cash expenditures of $120,000. In addition, the Company settled a contract relating to the restructuring of its Laboratory operations resulting in cash expenditures of $365,000. The Company incurred an additional $141,000 of cash expenditures for lease and other contractual obligations.

     At March 31, 1998, $2,387,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. The major components of the 1996 Plan that are to be completed include: (1) the termination of leases, the write-down of property and equipment, and employee terminations in connection with the closure of two animal hospitals and the sale of one animal hospital; (2) the payment of lease obligations of animal hospitals that have been closed or sold;
(3) the payment of employment severance contracts; and (4) lease payments on unused equipment, contract terminations and write-down of assets in connection with the on-going move to common communications systems and computer systems. As of March 31, 1998, the Company has completed a majority of its restructuring plans, with remaining actions expected to be completed in 1998, although certain lease obligations will continue through 2014.

     During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan").
Pursuant to the 1997 Plan, the Company incurred $10,000 of non-cash asset write-downs, during the three months ended March 31, 1998.

     At March 31, 1998, $1,598,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and reserves for asset write-downs. The major components of the 1997 Plan that are to be completed consist primarily of the terminations of leases and the write-down of property and equipment in connection with the closure or sale of eleven animal hospitals. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

(5)  STOCKHOLDER LAWSUIT

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

     Certain of the Company's current and former directors and officers were named as defendants in a lawsuit filed on September 26, 1997, in the Superior Court of California for the County of Los Angeles, ENTITLED KENT E. MASON IRA SEP V. ROBERT L. ANTIN, ET AL. (the "Derivative Action"). In the Derivative Action, the plaintiff has alleged that the officer and director defendants breached various duties owed to the Company, and seeks unspecified damages on the Company's behalf. The Company may owe indemnity obligations to the defendants named in the Derivative Action. None of the defendants have been served with the complaint.

(6)  RECLASSIFICATIONS

     Certain 1997 balances have been reclassified to conform with the 1998 financial statement presentation.

(7)  ACCOUNTING PRONOUNCEMENTS

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

(8)  CALCULATION OF PER SHARE AMOUNTS

     A reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") for the quarters ended March 31, 1998 and 1997 follows:

                                        For the Quarter Ended March 31, 1998
                                     ------------------------------------------
                                                                     Per-Share
                                      Income         Shares            Amount
                                    ------------    -----------      ---------
     Basic EPS
      Net Income                    $ 2,307,000     20,205,000          $0.11
                                                                     =========
     Effect of Dilutive Securities:
      Stock Options                      --          1,135,000
      Stock Guarantees                   --             62,000
                                     -----------     ----------
     Diluted EPS                     $ 2,307,000     21,402,000          $0.11
                                     ===========     ==========      =========

                                        For the Quarter Ended March 31, 1997
                                     ------------------------------------------
                                                                     Per-Share
                                      Income         Shares            Amount
                                    ------------    -----------      ---------
     Basic EPS
      Net Income                    $ 1,410,000     19,444,000          $0.07
                                                                     =========
     Effect of Dilutive Securities:
      Convertible Preferred Stock       --             583,000
      Stock Options                     --             337,000
      Stock Guarantees                  --             335,000
                                     -----------     ----------
     Diluted EPS                     $ 1,410,000     20,699,000          $0.07
                                     ===========     ==========      =========

(9) SUBSEQUENT EVENTS

    Since March 31, 1998 through May 8, 1998, the Company has purchased five animal hospitals for a total consideration (including acquisition costs) of $9,029,000, consisting of $4,160,000 in cash and $2,409,000 in notes payable, VCA common stock with a value of $2,350,000, and the assumption of liabilities totaling $110,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") is a leading animal health care company. The Company has established a premier position in two core businesses, animal hospitals and veterinary diagnostic laboratories. In addition, the Company owns a partnership interest in a joint venture, Vet's Choice, with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates the largest network of free-standing, full-service animal hospitals in the country and one of the largest networks of veterinary-exclusive laboratories in the nation.

     Over the past several years, the Company has expanded its animal hospital network and veterinary diagnostic laboratory operations through acquisitions. Animal hospitals and veterinary diagnostic laboratories have been acquired through a combination of issuance of common stock, notes or the payment of cash.

     Effective February 1, 1997, the day-to-day management of Vet's Choice was assumed by HPP. The Company maintains its 50.5% equity interest in Vet's Choice, but the profits and losses are allocated 99.9% to HPP and 0.1% to the Company. The Company ceased consolidating the results of operations of Vet's Choice on February 1, 1997.

FUTURE OPERATING RESULTS

     This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things (i) trends affecting the Company's financial condition or results of operations, and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Risk Factors," as well as the information set forth below.

RESULTS OF OPERATIONS

REVENUES

     The following table summarizes the Company's revenues for each of the three-month periods ended March 31:

                                      1998           1997
                                    -----------   -----------
          Animal Hospital          $45,584,000   $39,939,000
          Laboratory                19,102,000    16,246,000
          Premium Pet Food              --         1,064,000
          Intercompany Sales        (1,374,000)   (1,226,000)
                                    -----------   -----------
                                   $63,312,000   $56,023,000
                                    ===========   ===========

     Revenues for the Animal Hospital operations increased 14.1% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This growth was primarily the result of the increase in the number of facilities operated by the Company. The results for 1998 include the revenues of an additional 12 veterinary hospitals acquired subsequent to March 31, 1997. The increase in revenues resulting from changes in volume or prices at existing facilities, as compared to the corresponding period in the prior year, was approximately 4.5%.

    Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the first quarters of 1998 and 1997 of $1,275,000 and $850,000, respectively, are included in

Animal Hospital revenues.

     Revenues for the Laboratory operations increased 17.6% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase was primarily due to the acquisition of the businesses of four veterinary diagnostic laboratories since March 31, 1997 and to the success achieved with increased marketing efforts.

    Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis. Consequently, revenues for the Pet Food operations include one month's activity in 1997.

GROSS PROFIT

     Gross profit for each of the three-month periods ended March 31 is comprised of the following:

                                      1998           1997
                                    -----------   -----------
          Animal Hospital           $ 8,716,000   $ 7,224,000
          Laboratory                  6,089,000     5,561,000
          Premium Pet Food               --          (282,000)
                                    -----------   -----------
                                   $ 14,805,000   $12,503,000
                                   ============   ===========

     Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit increased 20.7% in the 1998 three-month period when compared to the 1997 three-month period, representing 19.1% and 18.1% of Animal Hospital revenues in 1998 and 1997, respectively. The increase in the gross profit percentage from 1997 to 1998 was primarily attributable to an increase in gross profit margins at the Company's existing hospitals and an increase in the Consulting Fees of $425,000. Animal Hospital gross profit margins at existing hospitals increased to 18.9% in 1998 from 18.2% in 1997. Gross profit margins at newly acquired hospitals were 21.2% for the quarter. The Company continues to take actions designed to improve gross margins at the animal hospitals. However, there can be no assurance that the Company will be successful in its efforts to improve gross profit margins at these facilities.

     Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent, occupancy costs and supply costs. Laboratory gross profit increased 9.5% for the 1998 first quarter compared to the 1997 first quarter, representing 31.9% and 34.2% of laboratory revenues in 1998 and 1997, respectively. The decrease in the gross profit percentage for the three months ended March 31, 1998 when compared to the same 1997 period was primarily attributable to costs incurred in preparation for the phase-in of the operations from the $10.9 million acquisition of certain assets of the veterinary diagnostics laboratory business from Laboratory Corporation of America Holdings ("Lab Corp."). Approximately 50% of the acquired operations of Lab Corp. was merged into the Laboratory operations on April 1, 1998, at which point revenue generation began. The remaining 50% of the acquired Lab Corp. operations was combined into Laboratory operations in May 1998. The Laboratory operations gross profit percentage for the first quarter of 1998, excluding the costs attributable to the phase-in of the Lab Corp. operations, remained flat when compared to the first quarter of 1997.

    The Company's Animal Hospital business historically has realized gross profit margins that are lower than that of the Laboratory business. As the portion of the Company's revenues attributable to its Animal Hospital operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     VCA Corporate selling, general and administrative expenses consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expenses as well as rent and occupancy costs.

     Selling, general and administrative expense for each of the three-month periods ended March 31 is comprised of the following:

                                      1998           1997
                                    -----------   -----------
          VCA Corporate            $ 3,622,000   $ 3,489,000
          Laboratory                 1,266,000       960,000
          Premium Pet Food              --           400,000
                                    -----------   -----------
                                   $ 4,888,000   $ 4,849,000
                                    ===========   ===========

     VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues was 7.6% and 7.9% for the three months ended March 31, 1998 and 1997, respectively. The decrease from 1997 to 1998 was primarily attributable to an increase in revenue without a comparable increase in expense.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $3,136,000 for the three months ended March 31, 1998 from $2,728,000 for the three months ended March 31, 1997. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

RESTRUCTURING RESERVES

     During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's Animal Hospital and Laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's Animal Hospital operations, were to be closed or sold. During the three months ended March 31, 1998, pursuant to the 1996 Plan, the Company closed one animal hospital resulting in lease and contract termination cash expenditures of $120,000. In addition, the Company settled a contract relating to the restructuring of its Laboratory operations resulting in cash expenditures of $365,000. The Company incurred an additional $141,000 of cash expenditures for lease and other contractual obligations.

     At March 31, 1998, $2,387,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. The major components of the 1996 Plan that are to be completed include: (1) the termination of leases, the write-down of property and equipment, and employee terminations in connection with the closure of two animal hospitals and the sale of one animal hospital; (2) the payment of lease obligations of animal hospitals that have been closed or sold;
(3) the payment of employment severance contracts; and (4) lease payments on unused equipment, contract terminations and write-down of assets in connection with the on-going move to common communications systems and computer systems. As of March 31, 1998, the Company has completed a majority of its restructuring plans, with remaining actions expected to be completed in 1998, although certain lease obligations will continue through 2014.

     During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan").
Pursuant to the 1997 Plan, the Company incurred $10,000 of non-cash asset write-downs, during the three months ended March 31, 1998.

     At March 31, 1998, $1,598,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and reserves for asset write-downs. The major components of the 1997 Plan that are to be completed consist primarily of the terminations of leases and the write-down of property and equipment in connection with the closure or sale of eleven animal hospitals. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the three months ended March 31, 1998 was $5,161,000 compared to $10,985,000 at March 31, 1997 for a decrease of $5,824,000. The most significant components of this decrease are related to the timing of certain receipts and disbursements and the growth of accounts receivable attributable to revenue increases, as described above.

    The Company incurred $2.2 million during the three months ended March 31, 1998 related to plans to build, upgrade, expand or replace facilities for 18 animal hospitals, the total cost of which is expected to be approximately $10.4 million. Additionally, the Company spent $1.9 million on other hospital and lab equipment and expects to continue to upgrade or replace equipment as needed.

     In January 1998, the Company invested an additional $4 million in convertible preferred stock, for a total investment of $5 million in Veterinary Pet Insurance, Inc. ("VPI") at March 31, 1998. VPI is the largest provider of pet health insurance in the United States. This strategic investment offers VPI and the Company the opportunity to collaborate on the marketing of quality pet care directly to the Company's clients. The Company believes the growth of VPI will encourage the use of pet health services in VCA's animal hospitals. The Company had entered into a letter of intent with VPI in October 1997 to invest up to $6 million. At this point, the Company has no plans to make any additional investments in VPI.

     In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of Lab Corp. for $10.9 million. This is a significant acquisition for the Company. This acquisition will enhance the Laboratory operations' presence in the Midwest and East coast and help in the growth of the TEST EXPRESS laboratory business. TEST EXPRESS is a segment of the Laboratory operations that utilizes Federal Express to service our clients in remote areas.

    The Company has achieved its growth in the past, and anticipates it will continue its growth in the future through the acquisition of animal hospitals for cash, stock and notes. Subject to available capital, the Company anticipates it will complete the acquisition of an additional 10 to 20 individual animal hospitals in 1998, which will require cash of up to $15 million. In addition, the Company continues to examine acquisition opportunities in the veterinary diagnostic laboratory field which may impose additional cash requirements.

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

RISK FACTORS

RAPID EXPANSION AND MANAGEMENT OF GROWTH

     Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1996, the Company completed the acquisition of Pet Practice, Pets' Rx, 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, the Company completed the acquisition of 15 individual animal hospitals and three veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $107.7 million in 1995 to $182.2 million in 1996 and to $239.4 million in 1997. In 1998, through May 8, the Company completed the acquisition of six animal hospitals and one veterinary diagnostic laboratory.

     The Company's growth and pace of acquisitions have placed, and will continue to place, a substantial strain on its management, operational, financial and accounting resources. There can be no assurance that the Company will be able to identify, consummate or integrate acquisitions without substantial delays, costs or other problems. Once integrated, acquisitions may not achieve sales, profitability and asset productivity commensurate with the Company's other operations. In addition, acquisitions involve several other risks, including adverse short-term effects on the Company's reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities. The Company's failure to manage growth effectively would have a material adverse effect on the Company's results of operations and its ability to execute its business strategy.

DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

     The Company's growth strategy is dependent principally on its ability to acquire established animal hospitals. Successful acquisitions involve a number of factors which are difficult to control, including the identification of potential acquisition candidates, the willingness of the owners to sell on reasonable terms and the satisfactory completion of negotiations. In addition, acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal compliance. Adverse regulatory action could negatively affect the Company's operations through the assessment of fines or penalties against the Company or the possible requirement of divestiture of one or more of the Company's operations.

     There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. Assuming the availability of capital, the Company's plans include an aggressive acquisition program involving the acquisition of at least 15 to 25 facilities per year. The Company continues to evaluate acquisitions and negotiate with several potential acquisition candidates. The failure to complete acquisitions and continue expansion could have a materially adverse effect on the Company's financial performance. As the Company proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration of acquisitions described above.

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

     The Company has incurred substantial indebtedness in connection with the acquisition of its animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, debt issued in connection with the acquisition of animal hospitals is secured by the assets of the hospital acquired. The Company has at March 31, 1998, consolidated long-term obligations (including current portion) of $169 million. At March 31, 1998 and December 31, 1997, the Company's ratio of long-term debt to total stockholders' equity was 91.8% and 96.1%, respectively.

RISKS ASSOCIATED WITH INTANGIBLE ASSETS

     A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At March 31, 1998, the Company's balance sheet reflected $253 million of intangible assets of these types, a substantial portion of the Company's $386 million in total assets at such date. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against earnings. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

     In addition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of intangible assets may not be recoverable or the estimated useful lives of the intangible assets have changed. When factors indicate that these intangible assets should be evaluated for possible impairment, the carrying value of the intangible assets may be reduced, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. Further, any change in the estimated useful lives of the intangible assets could result in a reduction of the carrying value of the intangible assets and/or the future depreciation or amortization of these assets, which could have a material adverse effect on the results of operations of the Company. There can be no assurance that the Company will not be required to write-down assets in future periods.

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

SEASONALITY AND FLUCTUATING QUARTERLY RESULTS

     A large portion of the Company's business is seasonal, with operating results varying substantially from quarter to quarter. Historically, the Company's revenues have been greater in the second and third quarters than in the first and fourth quarters. The demand for the Company's veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours, as well as general economic conditions. A substantial portion of the Company's costs are fixed and do not vary with the level of demand. Consequently, net income for the second and third quarters at individual animal hospitals generally has been higher than that experienced in the first and fourth quarters.

GUARANTEED PURCHASE PRICE CONTINGENTLY PAYABLE IN CASH OR COMMON STOCK

     In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company in some instances guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company is obligated to pay to the seller in cash or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller. The seller's Guarantee Right terminates if the Company's common stock trades at the Issue Price (the "Release Price") for seven consecutive days. There are 156,010 Guarantee Shares outstanding at May 8, 1998 with an Issue Price of $19.80 that have not met their respective Release Prices for the specified period. The Guarantee Period through which the Guaranteed Shares extend is September, 1998, and the liability for such shares at May 8, 1998 totals approximately $456,000. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

DEPENDENCE ON KEY MANAGEMENT

     The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. VCA has an employment contract with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer of VCA, and Mr. Neil Tauber, Senior Vice President of VCA, each of which expires in January 2002. VCA has no other written employment agreements with its executive officers. None of VCA's officers are parties to noncompetition covenants which extend beyond the term of their employment with VCA. VCA does not maintain any key man life insurance on the lives of its senior management. As VCA continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that VCA will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of VCA's acquisitions may depend on VCA's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a materially adverse effect upon VCA's business.

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

GOVERNMENT REGULATION

     The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates, could have a materially adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

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

     On December 22, 1997, the Company adopted a Stockholder Rights Plan (the "Rights Agreement") and in connection therewith, out of its authorized but unissued shares of preferred Stock, designated 400,000 shares as Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"). Pursuant to the Rights Agreement, the Company distributed to its stockholders, rights entitling the holders to purchase one one-hundredth of a share of Series B Preferred Stock for each share of common stock then held at an exercise price of $60.00. One one-hundredth of a share of Series B Preferred Stock is functionally equivalent in all respects, including voting and dividend rights to one share of common stock. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of one one-hundredths of a share of Series B Preferred Stock having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's board of directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. The rights will expire on January 5, 2008.

IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of May 8, 1998, the Company had 20,495,003 shares of common stock outstanding (including 246,938 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 14,978 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,707,873 shares of the Company's common stock issuable upon exercise of outstanding stock options; 41,046 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          --------
             Exhibit 27.1  Financial Data Schedule

    (b)   Reports on Form 8-K:
          -------------------
             Current Report on Form 8-K filed May 5, 1998, Item 5.

             Current Report on Form 8-K filed January 5, 1998, Item 5.

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VETERINARY CENTERS OF AMERICA, INC.




Date:  May 14, 1998                 /s/ Tomas W. Fuller
                                    -----------------------------
                                    Tomas W. Fuller
                                    Chief Financial Officer

                            EXHIBIT INDEX


ITEM       EXHIBIT                                                PAGE
----       -------                                                ----
27.1       Financial Data Schedule