Form 10-Q
period 1998-06-30
VETERINARY CENTERS OF AMERICA INC
filed 1998-08-13
CIK 817366

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                                YES [X]   NO [ ]

            State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $.001 Par Value 20,575,438 shares as of August 10, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                     June 30,           December 31,
                                                                                             1998                 1997
                                                                                         -------------        -------------
Current assets:
   Cash and equivalents ..........................................................       $  23,540,000        $  19,882,000
   Marketable securities .........................................................          29,326,000           51,371,000
   Trade accounts receivable, less allowance for uncollectible accounts ..........          13,002,000            8,964,000
   Inventory, prepaid expenses and other .........................................           7,898,000            6,482,000
   Deferred income taxes .........................................................           3,068,000            3,068,000
   Prepaid income taxes ..........................................................                  --            5,634,000
                                                                                         -------------        -------------
         Total current assets ....................................................          76,834,000           95,401,000
Property, plant and equipment, net ...............................................          44,435,000           39,985,000
Goodwill, net ....................................................................         254,912,000          239,117,000
Other assets .....................................................................          15,873,000           11,586,000
                                                                                         -------------        -------------
                                                                                         $ 392,054,000        $ 386,089,000
                                                                                         =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations ......................................       $  18,802,000        $  19,369,000
   Accounts payable ..............................................................           7,479,000            6,267,000
   Other accrued liabilities .....................................................          21,385,000           22,335,000
                                                                                         -------------        -------------
         Total current liabilities ...............................................          47,666,000           47,971,000
Long-term obligations, less current portion ......................................         148,308,000          154,506,000
Deferred income taxes ............................................................           1,186,000            1,186,000
Minority interest ................................................................           2,316,000            1,575,000
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.001 ................................................              20,000               20,000
   Additional paid-in capital ....................................................         200,135,000          196,745,000
   Notes receivable from stockholders ............................................            (598,000)            (546,000)
   Accumulated deficit ...........................................................          (4,499,000)         (12,888,000)
   Less cost of common stock held in treasury, 246,938 shares at June 30, 1998 and
     at December 31, 1997 ........................................................          (2,480,000)          (2,480,000)
                                                                                         -------------        -------------
     Total stockholders' equity ..................................................         192,578,000          180,851,000
                                                                                         -------------        -------------
                                                                                         $ 392,054,000        $ 386,089,000
                                                                                         =============        =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                              June 30,
                                                               1998               1997               1998               1997
                                                           ------------       ------------       ------------       ------------
Revenues .............................................     $ 76,072,000       $ 63,193,000       $139,384,000       $119,216,000
Direct costs .........................................       55,051,000         45,783,000        103,558,000         89,303,000
                                                           ------------       ------------       ------------       ------------
Gross profit .........................................       21,021,000         17,410,000         35,826,000         29,913,000
Selling, general and administrative ..................        4,476,000          4,645,000          9,364,000          9,494,000
Depreciation and amortization ........................        3,123,000          2,732,000          6,259,000          5,460,000
                                                           ------------       ------------       ------------       ------------
Operating income .....................................       13,422,000         10,033,000         20,203,000         14,959,000
Interest income ......................................          591,000            948,000          1,303,000          2,056,000
Interest expense .....................................        2,920,000          3,029,000          5,916,000          5,935,000
                                                           ------------       ------------       ------------       ------------
Income before minority interest and provision for
     income taxes ....................................       11,093,000          7,952,000         15,590,000         11,080,000
Minority interest in income of subsidiaries ..........          223,000            120,000            378,000            291,000
                                                           ------------       ------------       ------------       ------------
Income before provision for income taxes .............       10,870,000          7,832,000         15,212,000         10,789,000
Provision for income taxes ...........................        4,788,000          3,481,000          6,823,000          5,028,000
                                                           ------------       ------------       ------------       ------------
Net income ...........................................     $  6,082,000       $  4,351,000       $  8,389,000       $  5,761,000
                                                           ============       ============       ============       ============

Basic earnings per common share ......................     $       0.30       $       0.22       $       0.42       $       0.30
                                                           ============       ============       ============       ============

Diluted earnings per common share ....................     $       0.28       $       0.21       $       0.39       $       0.28
                                                           ============       ============       ============       ============

Shares used for computing basic earnings per share ...       20,214,000         19,502,000         20,210,000         19,473,000
                                                           ============       ============       ============       ============

Shares used for computing diluted earnings per share..       21,886,000         20,884,000         21,701,000         20,804,000
                                                           ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                1997
                                                                                 ------------        ------------
Cash flows from operating activities:
   Net income ............................................................       $  8,389,000        $  5,761,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ...................................          6,259,000           5,460,000
         Amortization of debt discount ...................................            101,000             279,000
         Minority interest in income of subsidiaries .....................            378,000             291,000
         Distributions to minority interest partners .....................           (233,000)           (176,000)
         Increase in accounts receivable, net ............................         (3,036,000)         (1,978,000)
         Decrease (increase) in inventory, prepaid expenses and other ....         (1,316,000)            190,000
         Decrease in prepaid income taxes ................................          5,634,000           2,137,000
         Increase in accounts payable and accrued liabilities ............          1,423,000           2,088,000
         Increase in income taxes payable ................................             27,000           2,311,000
                                                                                 ------------        ------------
            Net cash provided by operating activities ....................         17,626,000          16,363,000
                                                                                 ------------        ------------

Cash flows from investing activities:
      Property, plant and equipment additions, net .......................         (6,453,000)         (2,294,000)
      Business acquisitions, net of cash acquired ........................        (16,140,000)        (23,015,000)
      Purchases of marketable securities .................................        (14,536,000)                 --
      Sales of marketable securities ......................................        36,581,000           3,104,000
      Proceeds from the sale of assets ...................................                 --             180,000
      Investment in Veterinary Pet Insurance .............................         (4,000,000)                 --
                                                                                 ------------        ------------
            Net cash used in investing activities ........................         (4,548,000)        (22,025,000)
                                                                                 ------------        ------------

Cash flows from financing activities:
        Repayment of long-term obligations and notes payable .............         (9,693,000)         (8,516,000)
        Advances made on notes receivable ................................            (11,000)            (10,000)
        Payments received on notes receivable ............................             80,000              67,000
        Proceeds from issuance of common stock under stock option plans ..            250,000              94,000
        Payments on guaranteed purchase price contingently payable in cash
            or common stock ..............................................            (46,000)                 --
        Purchase of treasury stock .......................................                 --            (656,000)
        Capital contribution of minority interest partner ................                 --              10,000
        Capital distribution to minority interest partner ................                 --          (1,318,000)
                                                                                 ------------        ------------
            Net cash used in financing activities ........................         (9,420,000)        (10,329,000)
                                                                                 ------------        ------------
        Increase (decrease) in cash and equivalents ......................          3,658,000         (15,991,000)
        Cash and equivalents at beginning of period ......................         19,882,000          23,820,000
                                                                                 ------------        ------------
        Cash and equivalents at end of period ............................       $ 23,540,000        $  7,829,000
                                                                                 ============        ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(1)         GENERAL

            The accompanying unaudited consolidated condensed financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, as permitted under the applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

(2)         ACQUISITIONS & INVESTMENTS

            During the second quarter of 1998, the Company purchased five animal hospitals for an aggregate consideration (including acquisition costs) of $9,079,000, consisting of 130,803 shares of VCA common stock, with a value at the date of acquisition of $2,350,000, $4,170,000 in cash, $2,409,000 in debt and the assumption of liabilities totaling $150,000. The $9,079,000 aggregated purchase price was allocated as follows: $762,000 to tangible assets, $7,917,000 to goodwill and $400,000 to other intangible assets. In conjunction with acquisitions made prior to the second quarter of 1998, the Company paid $132,000 related to assumed liabilities and $214,000 related to stock guarantees, earnouts and other.

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

            In January 1998, the Company invested an additional $4,000,000 in Series A Convertible Preferred Stock ("Series A Stock"), for a total investment of $5,000,000, in Veterinary Pet Insurance, Inc. ("VPI"). VPI is the largest provider of pet health insurance in the United States. The Company accounts for the investment in VPI on the cost method.

            Each share of Series A Stock is convertible at the Company's option at any time after issuance into that number of fully paid and non-assessable shares of common stock of VPI as is equal to $14.00 divided by the conversion price, which initially is set at $3.50. In the event of a liquidation, winding up, merger or consolidation of VPI into another corporation in which the shareholders of VPI will own less than 50% of the voting securities of the surviving corporation, or the sale, transfer or lease of all or substantially all of the assets of VPI, the holders of the Series A Stock shall be entitled to be paid, out of legally available assets, before any payment is made in respect of the common stock, an amount equal to $14.00 per share. Upon request of holders of at least a majority of the outstanding shares of the convertible preferred stock at any time after December 31, 2002, VPI shall redeem all shares of Series A Stock outstanding at a cash price equal to $14.00 per share, plus all accrued but unpaid dividends on each share (the "Redemption Price"). At any time after December 31, 2004, VPI at its option may redeem the outstanding shares of Series A Stock at the Redemption Price. The holders of the Series A Stock are entitled to elect, voting as a single class, one director to the Board of Directors of VPI.

(3)         VET'S CHOICE JOINT VENTURE

            In February 1997, the Company's joint venture, Vet's Choice was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997 for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the six months ended June 30, 1998 and 1997, of $2,550,000 and $2,125,000, respectively, are included in animal hospital revenues.

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

(4)         RESTRUCTURING RESERVES

            During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations, were to be closed or sold. During the six months ended June 30, 1998, pursuant to the 1996 Plan, the Company closed one animal hospital resulting in lease and contract termination cash expenditures of $148,000 and a non-cash asset write-down of $61,000. The Company wrote-off $232,000 of computer equipment and software in connection with the move to common computer systems. In addition, the Company settled a contract relating to the restructuring of its laboratory operations resulting in cash expenditures of $412,000. The Company incurred an additional $230,000 of cash expenditures for lease and other contractual obligations.

            At June 30, 1998, the 1996 Plan restructuring reserve balance was $1,929,000, consisting primarily of lease and other contractual obligations. The major components of the 1996 Plan that are to be completed include: (1) the termination of leases, the write-down of property and equipment, and employee terminations in connection with the closure of two animal hospitals and the sale of one animal hospital; (2) the payment of lease obligations of animal hospitals that have been closed or sold; (3) the payment of employment severance contracts; and (4) lease payments on unused equipment and contract terminations. As of June 30, 1998, the Company has completed a majority of the 1996 Plan, with remaining actions expected to be completed in 1998, although certain lease and contractual obligations will continue through 2014.

            During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the six months ended June 30, 1998, pursuant to the 1997 Plan, the Company closed two animal hospitals resulting in the write-off of $38,000 of property and equipment, and $24,000 of cash expenditures for lease obligations of $24,000.

            At June 30, 1998, the 1997 Plan restructuring reserve balance was $1,546,000, consisting primarily of lease obligations and reserves for asset write-downs. The major components of the 1997 Plan that are to be completed consist primarily of the terminations of leases and the write-down of property and equipment in connection with the closure or sale of nine animal hospitals. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

            The following tables summarize the activity in the Company's restructuring reserves by plan year:

                                  The 1995 Plan

                                                                           Cash              Non-cash
                                                                           Charges           Charges            Total
                                                                          ---------        ------------       ---------
Balance, December 31, 1997                                                $ 376,000        $         --       $ 376,000
      No activity                                                                --                  --              --
                                                                          ---------        ------------       ---------
Balance, March 31, 1998                                                     376,000                  --         376,000
      Cash expenditures for lease and other contractual obligations         (59,000)                 --         (59,000)
                                                                          ---------        ------------       ---------
Balance, June 30, 1998                                                    $ 317,000        $         --       $ 317,000
                                                                          =========        ============       =========



                                  The 1996 Plan

                                                                            Cash              Non-cash
                                                                           Charges             Charges            Total
                                                                          -----------        -----------        -----------
Balance, December 31, 1997                                                $ 2,635,000        $   377,000        $ 3,012,000
      Cash expenditures for lease and other contractual obligations          (625,000)                --           (625,000)
                                                                          -----------        -----------        -----------
Balance, March 31, 1998                                                     2,010,000            377,000          2,387,000
      Cash expenditures for lease and other contractual obligations          (165,000)                --           (165,000)
      Non-cash net asset write-downs                                               --           (293,000)          (293,000)
                                                                          -----------        -----------        -----------
Balance, June 30, 1998                                                    $ 1,845,000        $    84,000        $ 1,929,000
                                                                          ===========        ===========        ===========

                                  The 1997 Plan

                                                                            Cash              Non-cash
                                                                            Charges           Charges            Total
                                                                          -----------        -----------        -----------
Balance, December 31, 1997                                                $   842,000        $   766,000        $ 1,608,000
      Non-cash net asset write-downs                                               --            (10,000)           (10,000)
                                                                          -----------        -----------        -----------
Balance, March 31, 1998                                                       842,000            756,000          1,598,000
      Cash expenditures for lease and other contractual obligations           (24,000)                --            (24,000)
      Non-cash net asset write-downs                                               --            (28,000)           (28,000)
                                                                          -----------        -----------        -----------
Balance, June 30, 1998                                                    $   818,000        $   728,000        $ 1,546,000
                                                                          ===========        ===========        ===========


(5)         STOCKHOLDER LAWSUIT

            The Company and certain of its current and former officers and directors were named as defendants in two purported class action lawsuits filed in Los Angeles Superior Court (Marilyn J. Thompson, et al. v. Veterinary Centers of America, inc., et al., filed April 1, 1997, and John Martin v. Veterinary Centers of America, Inc., et al, filed August 8, 1997), and a purported class action lawsuit filed on June 9, 1997, in the United States District Court for the Central District of California, entitled Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al., (collectively, the "Class Actions"). The Class Actions were filed on behalf of individuals claiming to have purchased common stock of the Company during the time period from February 15, 1996 through November 14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and success in integrating certain acquisitions.

             In addition, certain of the Company's current and former directors and officers were named as defendants in a lawsuit filed on September 26, 1997, in the Superior Court of California for the County of Los Angeles, entitled Kent E. Mason IRA SEP v. Robert L. Antin, et al. (the "Derivative Action"). In the Derivative Action, the plaintiff has alleged that the defendants breached various duties owed to the Company, and seeks unspecified damages on the Company's behalf.

             A settlement has been reached with respect to the Class Actions and the Derivative Action and is pending approval by the respective courts. Under the settlement, the claims against the Company and all the other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or are covered by the Company's insurance carriers.

             The Company and certain of its current and former officers and directors were named as defendants in lawsuits filed in both Los Angeles Superior Court and the United States District Court for the Central District of California, each entitled Pegasus Holdings and Pacific Strategic Funds Group, Inc. v. Veterinary Centers of America, Inc., et al., (the "Pegasus Lawsuits") each filed on June 19, 1998. The Pegasus Lawsuits primarily involve claims alleging securities fraud. The Company has not yet filed a responsive pleading to the Pegasus Lawsuits and since discovery has not commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Pegasus Lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of the Pegasus Lawsuits may result in substantial costs to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend against the Pegasus Lawsuits.

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

(8)         CALCULATION OF PER SHARE AMOUNTS

            A reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") for the three-month and six-month periods ended June 30, 1998 and 1997 follows:

                                          Three Months Ended June 30, 1998            Six Months Ended June 30, 1998
                                     -------------------------------------------   ---------------------------------------
                                                                     Per Share                                  Per Share
                                       Income           Shares         Amount       Income        Shares         Amount
                                     ----------       ----------   -------------   ----------   ----------   -------------
Basic EPS
      Net income                     $6,082,000       20,214,000   $        0.30   $8,389,000   20,210,000   $        0.42
                                                                   =============                             =============
Effect of dilutive securities:
      Stock options                          --        1,630,000                           --    1,426,000
      Stock guarantees                       --           17,000                           --       40,000
      Convertible debt                    3,000           25,000                        7,000       25,000
                                     ----------       ----------                   ----------   ----------
Diluted EPS                          $6,085,000       21,886,000   $        0.28   $8,396,000   21,701,000   $        0.39
                                     ==========       ==========   =============   ==========   ==========   =============


                                          Three Months Ended June 30, 1997            Six Months Ended June 30, 1997
                                     -------------------------------------------   ---------------------------------------
                                                                     Per Share                                  Per Share
                                       Income           Shares         Amount       Income        Shares         Amount
                                     ----------       ----------   -------------   ----------   ----------   -------------

Basic EPS

      Net income                     $4,351,000       19,502,000   $      0.22     $5,761,000   19,473,000    $      0.30
                                                                   ===========                                ===========

Effect of dilutive securities:

      Convertible preferred stock            --          583,000                           --      583,000
      Stock options                          --          483,000                           --      410,000
      Stock guarantees                       --          291,000                           --      313,000
      Convertible debt                    3,000           25,000                        7,000       25,000
                                     ----------       ----------                   ----------   ----------
Diluted EPS                          $4,354,000       20,884,000   $      0.21     $5,768,000   20,804,000    $      0.28
                                     ==========       ==========   ===========     ==========   ==========    ===========


(9)        SUBSEQUENT EVENTS

           From July 1, 1998 through August 10, 1998, the Company has purchased two animal hospitals for a total consideration (including acquisition costs) of $2,341,000, consisting of $1,201,000 in cash, $1,130,000 in notes payable and the assumption of liabilities totaling $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") is a leading animal health care company. The Company has established a premier position in two core businesses, animal hospitals ("Animal Hospitals") and veterinary diagnostic laboratories ("Laboratories"). In addition, the Company owns a partnership interest in a joint venture, Vet's Choice, with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates the largest network of free-standing, full-service animal hospitals in the country and the largest network of veterinary-exclusive laboratories in the nation.

            Over the past several years, the Company has expanded its animal hospital network and veterinary diagnostic laboratory operations through acquisitions. Animal hospitals and veterinary diagnostic laboratories have been acquired through a combination of issuance of common stock, notes and/or the payment of cash.

            Effective February 1, 1997, the day-to-day management of Vet's Choice was assumed by HPP. The Company maintains its 50.5% equity interest in Vet's Choice, but the profits and losses are allocated 99.9% to HPP and 0.1% to the Company. The Company ceased consolidating the results of operations of Vet's Choice on February 1, 1997.

FUTURE OPERATING RESULTS

            This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things (i) trends affecting the Company's financial condition or results of operations, and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Risk Factors", as well as the information set forth below.

RESULTS OF OPERATIONS

Revenues

             The following table summarizes the Company's revenues for the three and six months ended June 30:

                                   Three Months Ended June 30,                          Six Months Ended June 30,
                         -------------------------------------------      ----------------------------------------------
                             1998            1997        % Increase           1998             1997          % Increase
                         -------------   -------------   -----------      -------------    -------------     -----------
Animal Hospital            $53,518,000     $45,929,000       16.5%         $ 99,102,000     $ 85,868,000         15.4%
Laboratory                  24,142,000      18,482,000       30.6%           43,244,000       34,728,000         24.5%
Premium Pet Food                    --              --         --                    --        1,064,000           --
Intercompany Sales          (1,588,000)     (1,218,000)        --            (2,962,000)      (2,444,000)          --
                           -----------     -----------                     ------------     ------------
                           $76,072,000     $63,193,000       20.4%         $139,384,000     $119,216,000         16.9%
                           ===========     ===========                     ============     ============


             The increases in Animal Hospital revenues in 1998 from the 1997 comparable periods were primarily the result of the increase in the number of facilities operated by the Company. The results for 1998 include the revenues of 15 veterinary hospitals acquired subsequent to June 30, 1997. The increase in revenues resulting from changes in volume or prices at existing facilities, as compared to the corresponding period in the prior year, was approximately 5.9% and 5.2% for the three and six months ended June 30, 1998, respectively.

           Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the six months ended June 30, 1998 and 1997, of $2,550,000 and $2,125,000, respectively, are included in Animal Hospital revenues.

             The increases in Laboratory revenues were primarily due to the acquisition of the businesses of four veterinary diagnostic laboratories since June 30, 1997 and to the success achieved with increased marketing efforts.

           Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis. Consequently, revenues for the Pet Food operations include one month's activity in 1997.

Gross Profit

             The following tables summarizes the Company's gross profit for the three and six months ended June 30:

                        Three Months Ended June 30,            Six Months Ended June 30,
                   ------------------------------------  -------------------------------------
                      1998           1997    % Increase     1998         1997      % Increase
                   -----------   ----------- ----------  ----------   ----------   -----------
Animal Hospital    $12,833,000   $10,437,000    23.0%   $21,549,000   $16,811,000    28.2%
Laboratory           8,188,000     6,973,000    17.4%    14,277,000    12,534,000    13.9%
Premium Pet Food            --            --      --             --       568,000      --
                   -----------   -----------            ----------    -----------
                   $21,021,000   $17,410,000    20.7%   $35,826,000   $29,913,000    19.8%
                   ===========   ===========            ===========   ===========


             Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit represented 24.0% and 22.7% of Animal Hospital revenues for the three months ended June 30, 1998 and 1997, respectively. Animal Hospital gross profit margins at existing hospitals for the quarter increased to 22.9% in 1998 from 19.5% in 1997. Gross profit margins at newly acquired hospitals were 22.2% for the quarter. Animal Hospital gross profit represented 21.7% and 19.6% of Animal Hospital revenues for the six months ended June 30, 1998 and 1997, respectively. Animal Hospital gross profit margins at existing hospitals for the six-month period increased to 21.0% in 1998 from 18.0% in 1997. Gross profit margins at newly acquired hospitals were 20.8% for the six-month period. The Company continues to take actions designed to improve gross margins at the Animal Hospitals. However, there can be no assurance that in the future the Company will be successful in its efforts to improve gross profit margins at these facilities.

            Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent, occupancy costs and supply costs. Laboratory gross profit represented 33.9% and 37.7% of Laboratory revenues for the three months ended June 30, 1998 and 1997, respectively. For the six-month periods ended June 30, 1998 and 1997, Laboratory gross margins were 33.0% and 36.1%, respectively. The decreases in the gross profit percentages for the three and six months ended June 30, 1998 when compared to the comparable 1997 periods were primarily attributable to costs incurred in connection with the phase-in of the operations from the $10.9 million acquisition of certain assets of the veterinary diagnostics laboratory business from Laboratory Corporation of America Holdings ("Lab Corp."). Approximately 50% of the acquired operations of Lab Corp. was merged into the Laboratory operations on April 1, 1998, at which point revenue generation began. The remaining 50% of the acquired Lab Corp. operations was combined into Laboratory operations in May 1998.

           The Company's Animal Hospital business historically has realized lower gross profit margins than that of the Laboratory business. As the portion of the Company's revenues attributable to its Animal Hospital operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

Selling, General and Administrative Expenses

             VCA Corporate selling, general and administrative expenses consists of administrative expense at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expenses as well as rent and occupancy costs.

             Selling, general and administrative expense for the three and six months ended June 30 is comprised of the following:

                         Three Months Ended June 30,       Six Months Ended June 30,
                         ---------------------------       ---------------------------
                             1998             1997             1998             1997
                         ----------       ----------       ----------       ----------
VCA Corporate ........   $3,123,000       $3,692,000       $6,745,000       $7,181,000
Laboratory ...........    1,353,000          953,000        2,619,000        1,913,000
Premium Pet Food .....           --               --               --          400,000
                         ----------       ----------       ----------       ----------
                         $4,476,000       $4,645,000       $9,364,000       $9,494,000
                         ==========       ==========       ==========       ==========

             VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues was 5.8% and 7.2% for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, VCA Corporate and Laboratory selling, general and administrative expense as a percentage of Animal Hospital and Laboratory revenues was 6.6% and 7.5%, respectively. The decreases from 1997 to 1998 were primarily attributable to increases in revenues without a comparable increase in expense.

Depreciation and Amortization

            Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $6,259,000 for the six months ended June 30, 1998 from $5,460,000 for the six months ended June 30, 1997. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories since June 30, 1997. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

 Restructuring Reserves

            During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations, were to be closed or sold. During the six months ended June 30, 1998, pursuant to the 1996 Plan, the Company closed one animal hospital resulting in lease and contract termination cash expenditures of $148,000 and a non-cash asset write-down of $61,000. The Company wrote-off $232,000 of computer equipment and software in connection with the move to common computer systems. In addition, the Company settled a contract relating to the restructuring of its Laboratory operations resulting in cash expenditures of $412,000. The Company incurred an additional $230,000 of cash expenditures for lease and other contractual obligations.

            At June 30, 1998, the 1996 Plan restructuring reserve balance was $1,929,000, consisting primarily of lease and other contractual obligations. The major components of the 1996 Plan that are to be completed include: (1) the termination of leases, the write-down of property and equipment, and employee terminations in connection with the closure of two animal hospitals and the sale of one animal hospital; (2) the payment of lease obligations of animal hospitals that have been closed or sold; (3) the payment of employment severance contracts; and (4) lease payments on unused equipment and contract terminations. As of June 30, 1998, the Company has completed a majority of the 1996 Plan, with remaining actions expected to be completed in 1998, although certain lease and contractual obligations will continue through 2014.

            During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the six months ended June 30, 1998, pursuant to the 1997 Plan, the Company closed two animal hospitals resulting in the write-off of $38,000 of property and equipment, and $24,000 of cash expenditures for lease obligations of $24,000.

            At June 30, 1998, the 1997 Plan restructuring reserve balance was $1,546,000, consisting primarily of lease obligations and reserves for asset write-downs. The major components of the 1997 Plan that are to be completed consist primarily of the terminations of leases and the write-down of property and equipment in connection with the closure or sale of nine animal hospitals. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the six months ended June 30, 1998 was $17,626,000 compared to $16,363,000 for the comparable period ended June 30, 1997, for an increase of $1,263,000. The most significant components of this increase are related to the timing of certain receipts and disbursements.

           The Company incurred $3.6 million during the six months ended June 30, 1998 related to plans to build, upgrade, expand or replace facilities for 21 animal hospitals, the total cost of which is expected to be approximately $12 million. Additionally, the Company spent $3.5 million on other hospital and lab equipment and expects to continue to upgrade or replace equipment as needed.

            In January 1998, the Company invested an additional $4 million in Series A Convertible Preferred Stock ("Series A Stock"), for a total investment at June 30, 1998 of $5 million in Veterinary Pet Insurance, Inc. ("VPI"). VPI is the largest provider of pet health insurance in the United States. This strategic investment offers VPI and the Company the opportunity to collaborate on the marketing of quality pet care directly to the Company's clients. The Company believes the growth of VPI will encourage the use of pet health services in VCA's animal hospitals. The Company currently has no plans to make any additional investments in VPI.

            In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of Lab Corp. for $10.9 million. This acquisition will enhance the Laboratory operations' presence in the Midwest and East coast and help in the growth of the Test Express laboratory business. Test Express is a segment of the Laboratory operations that utilizes Federal Express to service the Company's veterinary customers in remote areas.

           The Company has achieved its growth in the past, and anticipates it will continue its growth in the future through the acquisition of animal hospitals for cash, stock and notes. The Company anticipates it will complete the acquisition of an additional 5 to 10 individual animal hospitals during the remainder of 1998, which will require cash of up to $8 million. In addition, the Company continues to examine acquisition opportunities in the veterinary diagnostic laboratory field which may impose additional cash requirements.

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

RISK FACTORS

Rapid Expansion and Management of Growth

            Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1996, the Company completed the acquisition of the Pet Practice Inc. ("Pet Practice"), Pets' Rx Inc. ("Pets Rx"), 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, the Company completed the acquisition of 15 individual animal hospitals and three veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $107.7 million in 1995 to $182.2 million in 1996 and to $239.4 million in 1997. In 1998, through August 10, the Company completed the acquisition of eight animal hospitals and one veterinary diagnostic laboratory.

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

            There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. Assuming the availability of capital, the Company's plans include an aggressive acquisition program involving the acquisition of at least 15 to 25 facilities per year. The Company continues to evaluate acquisitions and negotiate with several potential acquisition candidates. The failure to complete acquisitions and continue expansion could have a materially adverse effect on the Company's financial performance. As the Company proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration and post-integration of acquisitions described above.

Substantial Leverage; Ability to Service Indebtedness

            The Company has incurred substantial indebtedness in connection with the acquisition of animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, debt issued in connection with the acquisition of animal hospitals is secured by the assets of the hospital acquired. The Company has at June 30, 1998, consolidated long-term obligations (including current portion) of $167 million. At June 30, 1998 and December 31, 1997, the Company's ratio of long-term debt to total stockholders' equity was 86.8% and 96.1%, respectively.

Risks Associated with Intangible Assets

            A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of Animal Hospitals and veterinary diagnostic laboratories. At June 30, 1998, the Company's balance sheet reflected $260 million of intangible assets of these types, a substantial portion of the Company's total assets of $392 million. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against future operating results. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

            In addition, the Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of intangible assets may not be recoverable or the estimated useful lives of the intangible assets have changed. When factors indicate that these intangible assets should be evaluated for possible impairment, the carrying value of the intangible assets may be reduced, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. Further, any change in the estimated useful lives of the intangible assets could result in a reduction of the carrying value of the intangible assets and/or the future depreciation or amortization of these assets, which could have a material adverse effect on the results of operations of the Company. There can be no assurance that the Company will not be required to write-down assets in future periods.

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

            The Company has completed an assessment of its existing software systems and after reviewing various factors, one of which being the year 2000 issue, has determined that modifications or upgrades to or replacements of certain software are required. The Company anticipates that the required changes to its existing computer systems will be substantially completed no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with these changes, the year 2000 issue will not pose significant operational problems for its computer systems. The total cost associated with these changes is estimated at approximately $3 million.

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

Guaranteed Purchase Price Contingently Payable in Cash or Common Stock

            In connection with acquisitions in which the purchase price consists, in part, of the Company's common stock (the "Guarantee Shares"), the Company in some instances guarantees (the "Guarantee Right") that the value of such stock (the "Measurement Price") two to three years following the date of the acquisition (the "Guarantee Period") will equal or exceed the value of the stock on the date of acquisition (the "Issue Price"). In the event the Measurement Price does not equal or exceed the Issue Price, the Company is obligated to pay to the seller in cash or additional shares of the Company's common stock the difference between the Issue Price and the Measurement Price multiplied by the number of Guarantee Shares then held by the seller. The seller's Guarantee Right terminates if the Company's common stock trades at or above the Issue Price (the "Release Price") for five consecutive days. There are 156,010 Guarantee Shares outstanding at August 10, 1998 with an average Issue Price of $19.84 per share that have not met their respective Release Prices for the specified period. The Guarantee Period through which the Guaranteed Shares extend is September 1998, and the liability for such shares at August 10, 1998 totals approximately $228,000. If the value of the Company's common stock decreases and is less than an Issue Price at the end of the respective Guarantee Period for these shares, the Company may be obligated to compensate these sellers.

Dependence on Key Management

            The Company's success will continue to depend to a significant extent on the Company's executive officers and other key management, particularly its Chief Executive Officer, Robert L. Antin. VCA has employment contracts with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer of VCA, and Mr. Neil Tauber, Senior Vice President of VCA, each of which expires in January 2002. VCA has no other written employment agreements with its executive officers. None of VCA's officers are parties to noncompetition covenants which extend beyond the term of their employment with VCA. VCA does not maintain any key man life insurance on the lives of its senior management. As VCA continues to grow, it will continue to hire, appoint or otherwise change senior managers and other key executives. There can be no assurance that VCA will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. In addition, the success of certain of VCA's acquisitions may depend on VCA's ability to retain selling veterinarians of the acquired companies. The loss of services of any key manager or selling veterinarian could have a materially adverse effect upon VCA's business.

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

Impact of Shares Eligible for Future Sale

            Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of August 10, 1998, the Company had 20,575,438 shares of common stock outstanding (including 246,938 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 19,935 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,685,627 shares of the Company's common stock issuable upon exercise of outstanding stock options; 41,046 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

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

Alleged Misstatements Regarding the Company's Operations and Prospects

            The Company and certain of its current and former officers and directors were named as defendants in two purported class action lawsuits filed in Los Angeles Superior Court (Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al., filed April 1, 1997, and John Martin v. Veterinary Centers of America, Inc., et al., filed August 8, 1997), and a purported class action lawsuit filed on June 9, 1997, in the United States District court for the Central District of California, entitled Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al. (collectively, the "Class Actions"). The Class Actions have been filed on behalf of individuals claiming to have purchased common stock of the Company during the time period from February 15, 1996 through November 14, 1996, and the plaintiffs seek unspecified damages arising from alleged misstatements regarding the Company's animal hospitals, diagnostic laboratories, pet food operations and success in integrating certain acquisitions.

           In addition, certain of the Company's current and former directors and officers were named as defendants in a lawsuit filed on September 26, 1997, in the Superior Court of California for the County of Los Angeles, entitled Kent
E. Mason IRA SEP v. Robert L. Antin, et al. (the "Derivative Action"). In the Derivative Action, the plaintiff has alleged that the defendants breached various duties owed to the Company, and seeks unspecified damages on the Company's behalf.

           A settlement has been reached with respect to the Class Actions and the Derivative Action and is pending approval by the respective courts. Under the settlement, the claims against the Company and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by the Company's insurance carriers.

           The Company and certain of its current and former officers and directors were named as defendants in lawsuits filed in both Los Angeles Superior Court and the United States District Court for the Central District of California, each entitled Pegasus Holdings and Pacific Strategic Funds Group, Inc. v. Veterinary Centers of America, Inc., et al., (the "Pegasus Lawsuits") each filed on June 19, 1998. The Pegasus Lawsuits primarily involve claims alleging securities fraud. The Company has not yet filed a responsive pleading to the Pegasus Lawsuits and since discovery has not commenced, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Pegasus Lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of the Pegasus Lawsuits may result in substantial cost to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend against the Pegasus Lawsuits.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           For discussion on legal proceedings, see Risk Factors - "Alleged Misstatements Regarding the Company's Operations and Prospects". In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On July 29, 1998, the Company held its Annual Meeting of Stockholders. The following sets forth the identity of the directors elected as Class III Directors to hold office for three years and until their respective successors have been elected and voting results as well as the voting results of the approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Preferred Stock.

                                                                                        Broker
                 Proposal                            Yes           No       Abstain    Non-Vote
                 --------                            ---           --       -------    --------
           1. Election of Directors
                 Arthur J. Antin                  18,471,862      180,983
                 John Heil                        18,464,498      188,347

           2. Amendment to the Certificate of     11,170,570    1,464,127    60,422     5,957,706
              Incorporation to increase the
              authorized number of shares of
              Preferred Stock

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)         Exhibits:

                       Exhibit 27.1 Financial Data Schedule

           (b)         Reports on Form 8-K:

                       Current Report on Form 8-K filed May 5, 1998, Item 5.

                       Current Report on Form 8-K filed July 9, 1998, Item 5.

                       Current Report on Form 8-K filed July 28, 1998, Item 5.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VETERINARY CENTERS OF AMERICA, INC.


Date:  August 10, 1998                  /s/ Tomas W. Fuller
                                        ----------------------------------------
                                        Tomas W. Fuller
                                        Chief Financial Officer

                                  EXHIBIT INDEX

ITEM             EXHIBIT                                         PAGE
----             -------                                         ----

27.1             Financial Data Schedule
