Form 10-Q
period 1998-09-30
VETERINARY CENTERS OF AMERICA INC
filed 1998-11-16
CIK 817366

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                              YES [X]       NO [ ]

        State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date: Common Stock, $.001 Par Value 20,702,681 shares as of November 10, 1998

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             September 30,        December 31,
ASSETS                                                                            1997               1998
                                                                             -------------       -------------
Current assets:
   Cash and equivalents ...............................................      $  20,501,000       $  19,882,000
   Marketable securities ..............................................         27,830,000          51,371,000
   Trade accounts receivable, less allowance for uncollectible accounts
                                                                                12,524,000           8,964,000
   Inventory, prepaid expenses and other ..............................          6,778,000           6,482,000
   Deferred income taxes ..............................................          3,068,000           3,068,000
   Prepaid income taxes ...............................................                 --           5,634,000
                                                                             -------------       -------------
       Total current assets ...........................................         70,701,000          95,401,000
Property, plant and equipment, net ....................................         48,185,000          39,985,000
Goodwill, net .........................................................        255,661,000         239,117,000
Other assets ..........................................................         15,854,000          11,586,000
                                                                             -------------       -------------
                                                                             $ 390,401,000       $ 386,089,000
                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations ...........................      $  19,256,000       $  19,369,000
   Accounts payable ...................................................          6,246,000           6,267,000
   Other accrued liabilities ..........................................         20,503,000          22,335,000
                                                                             -------------       -------------
       Total current liabilities ......................................         46,005,000          47,971,000
Long-term obligations, less current portion ...........................        143,087,000         154,506,000
Deferred income taxes .................................................          1,186,000           1,186,000
Minority interest .....................................................          2,736,000           1,575,000
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.001 .....................................             20,000              20,000
   Additional paid-in capital .........................................        200,431,000         196,745,000
   Notes receivable from stockholders .................................           (607,000)           (546,000)
   Unrealized loss on investments .....................................           (319,000)                 --
   Retained earnings (deficit) ........................................            342,000         (12,888,000)
   Less cost of common stock held in treasury, 246,938 shares at
     September 30, 1998 and at December 31, 1997 ......................         (2,480,000)         (2,480,000)
                                                                             -------------       -------------
          Total stockholders' equity ..................................        197,387,000         180,851,000
                                                                             -------------       -------------
                                                                             $ 390,401,000       $ 386,089,000
                                                                             =============       =============

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                      1998            1997            1998            1997
                                                  ------------    ------------    ------------    ------------
Revenues .....................................    $ 76,081,000    $ 62,163,000    $215,465,000    $181,379,000
Direct costs .................................      56,667,000      46,491,000     160,225,000     135,794,000
                                                  ------------    ------------    ------------    ------------
  Gross profit ...............................      19,414,000      15,672,000      55,240,000      45,585,000
Selling, general and administrative ..........       5,157,000       4,412,000      14,521,000      13,906,000
Depreciation and amortization ................       3,333,000       2,702,000       9,592,000       8,162,000
                                                  ------------    ------------    ------------    ------------
  Operating income ...........................      10,924,000       8,558,000      31,127,000      23,517,000
Interest income ..............................         756,000       1,088,000       2,059,000       3,144,000
Interest expense .............................       2,650,000       3,022,000       8,566,000       8,957,000
                                                  ------------    ------------    ------------    ------------
Income before minority interest and provision
  for income taxes ...........................       9,030,000       6,624,000      24,620,000      17,704,000
Minority interest in income of subsidiaries ..         242,000          65,000         620,000         356,000
                                                  ------------    ------------    ------------    ------------
  Income before provision for income taxes ...       8,788,000       6,559,000      24,000,000      17,348,000
Provision for income taxes ...................       3,947,000       3,144,000      10,770,000       8,172,000
                                                  ------------    ------------    ------------    ------------
  Net income .................................    $  4,841,000    $  3,415,000    $ 13,230,000    $  9,176,000
                                                  ============    ============    ============    ============
Basic earnings per common share ..............    $       0.24    $       0.18    $       0.65    $       0.47
                                                  ============    ============    ============    ============

Diluted earnings per common share ............    $       0.22    $       0.16    $       0.61    $       0.44
                                                  ============    ============    ============    ============

Shares used for computing basic
  earnings per share .........................      20,380,000      19,472,000      20,295,000      19,475,000
                                                  ============    ============    ============    ============

Shares used for computing diluted
  earnings per share .........................      22,025,000      21,226,000      21,747,000      20,960,000
                                                  ============    ============    ============    ============

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                   1998              1997
                                                                              ------------       ------------
Cash flows from operating activities:
  Net income ...........................................................      $ 13,230,000       $  9,176,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................................         9,592,000          8,162,000
      Amortization of debt discount ....................................           324,000            510,000
      Minority interest in income of subsidiaries ......................           620,000            356,000
      Distributions to minority interest partners ......................          (428,000)          (311,000)
      Increase in accounts receivable, net .............................        (2,368,000)        (2,087,000)
      Decrease (increase) in inventory, prepaid expenses and other .....          (314,000)           911,000
      Decrease in prepaid income taxes .................................         5,634,000          2,137,000
      Increase (decrease) in accounts payable and accrued liabilities ..          (335,000)         2,304,000
      Increase in income taxes payable .................................           856,000            899,000
      Utilization of accrued restructuring costs .......................        (1,067,000)        (1,013,000)
                                                                              ------------       ------------
        Net cash provided by operating activities ......................        25,744,000         21,044,000
                                                                              ------------       ------------
Cash flows from investing activities:
    Property, plant and equipment additions, net .......................        (9,042,000)        (5,076,000)
    Business acquisitions, net of cash acquired ........................       (20,024,000)       (25,987,000)
    Purchase of marketable securities ..................................       (44,728,000)       (87,781,000)
    Sales of marketable securities .....................................        67,950,000         91,050,000
    Net proceeds from the sale of assets ...............................            55,000            190,000
    Investment in Veterinary Pet Insurance .............................        (4,000,000)                --
                                                                              ------------       ------------
        Net cash used in investing activities ..........................        (9,789,000)       (27,604,000)
                                                                              ------------       ------------

Cash flows from financing activities:
     Repayment of long-term obligations and notes payable ..............       (15,622,000)       (12,126,000)
     Advances made on notes receivable .................................          (291,000)                --
     Payments received on notes receivable .............................           124,000            112,000
     Proceeds from issuance of common stock under stock option plans ...           499,000            365,000
     Payments on guaranteed purchase price contingently payable in cash
        or common stock ................................................           (46,000)                --
     Purchase of treasury stock ........................................                --           (656,000)
     Capital contribution of minority interest partner .................                --             10,000
     Capital distribution to minority interest partner .................                --         (1,318,000)
                                                                              ------------       ------------
        Net cash used in financing activities ..........................       (15,336,000)       (13,613,000)
                                                                              ------------       ------------

Increase (decrease) in cash and equivalents ............................           619,000        (20,173,000)
Cash and equivalents at beginning of period ............................        19,882,000         23,820,000
                                                                              ------------       ------------
Cash  and equivalents at the end of period .............................      $ 20,501,000       $  3,647,000
                                                                              ============       ============

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


(1)     GENERAL

        The accompanying unaudited condensed consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

(2)     ACQUISITIONS & INVESTMENTS

        During the third quarter of 1998, the Company purchased three animal hospitals for an aggregate consideration (including acquisition costs) of $5,259,000, consisting of $3,781,000 in cash, $1,430,000 in debt and the assumption of liabilities totaling $48,000. The $5,259,000 aggregated purchase price was allocated as follows: $2,820,000 to tangible assets, including land and building, $2,299,000 to goodwill and $140,000 to other intangible assets. In conjunction with acquisitions made prior to the third quarter of 1998, the Company paid $56,000 related to assumed liabilities and issued 2,394 shares of VCA common stock with a value of $47,000 related to stock guarantees, earnouts and other.

        During the second quarter of 1998, the Company purchased five animal hospitals for an aggregate consideration (including acquisition costs) of $9,079,000, consisting of 130,803 shares of VCA common stock, with a value at the date of acquisition of $2,350,000, $4,170,000 in cash, $2,409,000 in debt and the assumption of liabilities totaling $150,000. The $9,079,000 aggregated purchase price was allocated as follows: $762,000 to tangible assets including $410,000 land and building, $7,917,000 to goodwill and $400,000 to other intangible assets. In conjunction with acquisitions made prior to the second quarter of 1998, the Company paid $132,000 related to assumed liabilities and $214,000 related to stock guarantees, earnouts and other.

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

        In January 1998, the Company invested an additional $4,000,000 in Convertible Preferred Stock ("Series A Stock"), for a total investment of $5,000,000, in Veterinary Pet Insurance, Inc. ("VPI"). VPI is the largest provider of pet health insurance in the United States. The Company accounts for the investment in VPI on the cost method.

        Each share of Series A Stock is convertible at the Company's option at any time after issuance into that number of fully paid and non-assessable shares of common stock of VPI as is equal to $12.40 divided by the conversion price, which initially is set at $3.10. In the event of a liquidation, winding up, merger or consolidation of VPI into another corporation in which the shareholders of VPI will own less than 50% of the voting securities of the surviving corporation, or the sale, transfer or lease of all or substantially all of the assets of VPI, the Series A Stock shall be entitled to be paid, out of legally available assets, before any payment is made in respect of the common stock, an amount equal to $12.40 per share. Upon request of holders of at least a majority of the outstanding shares of the Series A Stock at any time after December 31, 2002, VPI shall redeem all shares of Series A Stock outstanding at a cash price equal to $12.40 per share, plus all accrued but unpaid dividends on each share (the "Redemption Price"). At any time after December 31, 2004, VPI at its option may redeem the outstanding shares of Series A Stock at the Redemption Price. The holders of the Series A Stock are entitled to elect, voting as a single class, one director to the Board of Directors of VPI.

(3)     VET'S CHOICE JOINT VENTURE

        In February 1997, the Company's joint venture, Vet's Choice was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997 for an aggregate fee of $15.3 million, payable in semi- annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the three months ended September 30, 1998 and 1997, of $1,275,000 for each quarter, are included in animal hospital revenues. The Consulting Fees earned for the nine months ended September 30, 1998 and 1997, of 3,825,000 are $3,400,000, respectively.

        On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the partnership at a purchase price equal to (i) 51 % of (ii) 1.3 times the annual sales of all products bearing the Select Balance or Select Care brand (the "Annual Sales") less (iii) $ 4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the partnership at a purchase price equal to (i) 49.5% of (ii) 1.3 times the Annual Sales plus
(iii) $4.5 million. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

(4)     RESTRUCTURING RESERVES

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations, were to be closed or sold. During the nine months ended September 30, 1998, pursuant to the 1996 Plan, the Company closed one animal hospital resulting in lease and contract termination cash expenditures of $167,000 and a non-cash asset write-down of $61,000. The Company wrote-off $209,000 of computer equipment and software in connection with the move to common computer systems. In addition, the Company settled a contract relating to the restructuring of its laboratory operations resulting in cash expenditures of $412,000. The Company incurred an additional $320,000 of cash expenditures for lease and other contractual obligations.

        At September 30, 1998, the 1996 Plan restructuring reserve balance was $1,843,000, consisting primarily of lease and other contractual obligations. The major components of the 1996 Plan that are to be completed include: (1) the termination of leases, the write-down of property and equipment, and employee terminations in connection with the closure of two animal hospitals and the sale of one animal hospital; (2) the payment of lease obligations of animal hospitals that have been closed or sold; (3) the payment of employment severance contracts; and (4) lease payments on unused equipment and contract terminations. As of September 30, 1998, the Company has completed a majority of the 1996 Plan, with remaining actions expected to be completed in 1998, although certain lease and contractual obligations will continue through 2014.

        During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the nine months ended September 30, 1998, pursuant to the 1997 Plan, the Company closed three animal hospitals resulting in the write-off of $173,000 of property and equipment, and cash expenditures for lease obligations of $55,000.

        At September 30, 1998, the 1997 Plan restructuring reserve balance was $1,380,000, consisting primarily of lease obligations and reserves for asset write-downs. The major components of the 1997 Plan that are to be completed consist primarily of the terminations of leases and the write-down of property and equipment in connection with the closure or sale of nine animal hospitals. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

        The following tables summarize the activity in the Company's restructuring reserves by plan year:

                                  The 1995 Plan

                                                                         Cash          Non-cash
                                                                        Charges         Charges          Total
                                                                      -----------     -----------     -----------
Balance, December 31, 1997                                            $   376,000              --     $   376,000
       No Activity                                                             --              --              --
                                                                      -----------     -----------     -----------
Balance, March 31, 1998                                                   376,000              --         376,000
       Cash expenditures for contractual obligations                      (59,000)             --         (59,000)
                                                                      -----------     -----------     -----------
Balance, June 30, 1998                                                    317,000              --         317,000
       Cash expenditures for contractual obligations                      (54,000)             --         (54,000)
                                                                      -----------     -----------     -----------
Balance, September 30, 1998                                           $   263,000     $        --     $   263,000
                                                                      ===========     ===========     ===========


                                  The 1996 Plan

                                                                         Cash          Non-cash
                                                                        Charges         Charges          Total
                                                                      -----------     -----------     -----------

Balance, December 31, 1998                                            $ 2,635,000     $   377,000     $ 3,012,000
       Cash expenditures for lease & other contractual obligations       (625,000)             --        (625,000)
                                                                      -----------     -----------     -----------
Balance, March 31, 1998                                                 2,010,000         377,000       2,387,000
       Cash expenditures for lease & other contractual obligations       (165,000)             --        (165,000)
       Non-cash net asset write-down                                           --        (293,000)       (293,000)
                                                                      -----------     -----------     -----------
Balance, June 30, 1998                                                  1,845,000          84,000       1,929,000
       Cash expenditures for lease & other contractual obligations       (109,000)             --        (109,000)
       Non-cash net asset write-down adjustment                                --          23,000          23,000
                                                                      -----------     -----------     -----------
Balance, September 30, 1998                                           $ 1,736,000     $   107,000     $ 1,843,000
                                                                      ===========     ===========     ===========


                                  The 1997 Plan

                                                                         Cash          Non-cash
                                                                        Charges         Charges          Total
                                                                      -----------     -----------     -----------
Balance, December 31, 1997                                            $   842,000     $   766,000     $ 1,608,000
       Non-cash net asset write-down                                           --         (10,000)        (10,000)
                                                                      -----------     -----------     -----------
Balance, March 31, 1998                                                   842,000         756,000       1,598,000
       Cash expenditures for lease & other contractual obligations        (24,000)             --         (24,000)
       Non-cash net asset write-down                                           --         (28,000)        (28,000)
                                                                      -----------     -----------     -----------
Balance, June 30, 1998                                                    818,000         728,000       1,546,000
       Cash expenditures for lease & other contractual obligations        (31,000)             --         (31,000)
       Non-cash net asset write-down                                           --        (135,000)       (135,000)
                                                                      -----------     -----------     -----------
Balance, September 30, 1998                                           $   787,000     $   593,000     $ 1,380,000
                                                                      ===========     ===========     ===========

(5)     STOCKHOLDER LAWSUITS

        The Company and certain of its current and former officers and directors were named as defendants in two purported class action lawsuits filed in Los Angeles Superior Court (Marilyn J. Thompson, et al. v. Veterinary Centers of America Inc., et al., filed April 1, 1997, and John Martin v. Veterinary Centers of America, Inc., et. al., filed August 8, 1997), and a purported class action lawsuit filed on June 9, 1997, in the United States District court for the Central District of California, entitled Marilyn J. Thompson, et al. v. Veterinary Centers of America, Inc., et al. (collectively, the "Class Actions"). In addition, certain of the Company's current and former directors and officers were named as defendants in a lawsuit filed on September 26, 1997, in the Superior Court of California for the County of Los Angeles, entitled Kent E.

Mason IRA SEP v. Robert L. Antin, et al. (the "Derivative Action").

        Settlements have been reached with respect to the Class Actions and the Derivative Action and have been approved by the respective courts in which the actions were pending. Under the settlement, the claims against the Company and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by the Company's insurance carriers.

        The Company and certain of its current and former officers and directors were named as defendants in lawsuits filed in both Los Angeles Superior Court and the United States District Court for the Central District of California, each entitled Pegasus Holdings and Pacific Strategic Funds Group, Inc. v. Veterinary Centers of America, Inc., et al., (the "Pegasus Lawsuits") each filed on June 19, 1998. The Pegasus Lawsuits primarily involve claims alleging securities fraud. Since this action is in its very preliminary stages, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Pegasus Lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of the Pegasus Lawsuits may result in substantial cost to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend against the Pegasus Lawsuits.

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

(8)     CALCULATION OF PER SHARE AMOUNTS

        A reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") for the three-month and nine-month periods ended September 30, 1998 and 1997 follows (amounts in thousands):

                                      Three Months Ended              Nine Months Ended
                                      September 30, 1998              September 30, 1998
                                 ----------------------------   ----------------------------
                                                        Per                            Per
                                                       Share                          Share
                                  Income     Shares    Amount    Income    Shares     Amount
                                 -------    -------    ------   -------    -------    ------
Basic EPS
  Net income ................    $ 4,841    $20,380    $ 0.24   $13,230    $20,295    $ 0.65

Effect of dilutive securities
  Stock options .............         --      1,620                  --      1,401
  Stock guarantees ..........         --         --                  --         26
  Convertible debt                               25                  --         25
  Diluted EPS ...............          6                             10
                                 -------    -------    ------   -------    -------    ------
                                 $ 4,847    $22,025    $ 0.22   $13,240    $21,747    $ 0.61
                                 =======    =======    ======   =======    =======    ======

                                      Three Months Ended              Nine Months Ended
                                      September 30, 1998              September 30, 1998
                                 ----------------------------   ----------------------------
                                                        Per                            Per
                                                       Share                          Share
                                  Income     Shares    Amount    Income    Shares     Amount
                                 -------    -------    ------   -------    -------    ------
Basic EPS
  Net income ................    $ 3,415    $19,472    $ 0.18   $ 9,176    $19,475    $ 0.47

Effect of dilutive securities
  Convertible preferred stock         --        583                  --        583
  Stock options .............         --      1,043                  --        621
  Stock guarantees ..........         --        143                            256
  Convertible debt ..........         --         25                             25
                                 -------    -------    ------   -------    -------    ------
Diluted EPS .................    $ 3,415    $21,266    $ 0.16   $ 9,176    $20,960    $ 0.44
                                 =======    =======    ======   =======    =======    ======

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

RESULTS OF OPERATIONS

Revenues

        The following table summarizes the Company's revenues for the three and nine months ended September 30, 1998 and 1997 (amounts in thousands):

                         Three Months Ended September 30,      Nine Months Ended September 30,
                      ------------------------------------  ------------------------------------
                                                 Increase                                 Increase
                         1998         1997           %         1998         1997             %
                      ---------     ---------      -----    ---------     ---------        -----
Animal Hospital ..    $  53,854     $  45,784      17.6%    $ 152,956     $ 130,377        17.3%
Laboratory .......       23,718        17,559      35.1%       66,962        52,287        28.1%
Premium Pet Food .           --            --      --              --         2,339        --
Intercompany Sales       (1,491)       (1,180)     --          (4,453)       (3,624)       --
                      ---------     ---------               ---------     ---------
                      $  76,081     $  62,163      22.4%    $ 215,465     $ 181,379        18.8%
                      =========     =========               =========     =========

        The increases in Animal Hospital revenues in 1998 from the 1997 comparable periods were primarily the result of the increase in the number of facilities operated by the Company. The results for 1998 include the revenues of 13 veterinary hospitals acquired subsequent to September 30, 1997. The increase in revenues resulting from changes in volume or prices at same-store facilities, as compared to the corresponding period in the prior-year, was approximately 5.7% and 5.5% for the three and nine months ended September 30, 1998, respectively. Same-store facilities are hospitals that were owned as of the beginning of the prior year equivalent period.

        Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the three months ended September 30, 1998 and 1997, of $1,275,000 for each quarter, are included in Animal Hospital revenues. Consulting Fees for the nine months ended September 30, 1998 and 1997 were $3,825,000 and $3,400,000, respectively.

        The increases in Laboratory revenues were primarily due to the $10.9 million acquisition of certain assets of the veterinary diagnostics laboratory business from Laboratory Corporation of Animal Holdings ("Lab Corp."). In addition, Laboratory revenues have increased as the result of the acquisition of the businesses of three veterinary diagnostic laboratories since September 30, 1997 and to the success achieved with increased marketing efforts.

        Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis. Consequently, revenues for the Pet Food operations include one month's activity in 1997.

Gross Profit

        The following tables summarizes the Company's gross profit for the three and nine months ended September 30, 1998 and 1997 (amounts in thousands):

                         Three Months Ended September 30,      Nine Months Ended September 30,
                      ------------------------------------  ------------------------------------
                                                 Increase                                 Increase
                         1998         1997           %         1998         1997             %
                      ---------     ---------      -----    ---------     ---------        -----
Animal Hospital ..    $  11,315     $   9,416      20.2%    $  32,864     $  24,952        31.7%
Laboratory .......        8,099         6,256      29.5%       22,376        18,790        19.1%
Premium Pet Food .           --            --        --            --         1,843          --
                      ---------     ---------               ---------     ---------
                      $  19,414     $  15,672      23.9%    $  55,240     $  45,585        21.2%
                      =========     =========               =========     =========

        Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit represented 21.0% and 20.6% of Animal Hospital revenues for the three months ended September 30, 1998 and 1997, respectively. Animal Hospital gross profit margins at same-store hospitals for the quarter increased to 20.4% in 1998 from 7.3% in 1997. Animal Hospital gross profit margins at newly acquired hospitals were 20.6% for the quarter. Animal Hospital gross profit represented 21.5% and 19.1% of Animal Hospital revenues for the nine months ended September 30, 1998 and 1997, respectively. Animal Hospital gross profit margins at same-store hospitals for the nine-month period increased to 19.5% in 1998 from 18.6% in 1997. Gross profit margins at newly acquired hospitals were 18.8% for the nine-month period. The Company continues to take action designed to improve gross margins at the Animal Hospitals.

However, there can be no assurance that in the future the Company will be successful in its efforts to improve gross profit margins at these facilities.

        Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs. Laboratory gross profit represented 34.1% and 35.6% of Laboratory revenues for the three months ended September 30, 1998 and 1997, respectively. For the nine-month period ended September 30, 1998 and 1997, Laboratory gross profit margins were 33.4% and 35.9%, respectively. The decreases in the gross profit percentages for the three and nine months ended September 30, 1998 when compared to the comparable 1997 periods were primarily attributable to costs incurred in connection with the phase-in of operations from the acquisition. Approximately 50% of the acquired operations of Lab Corp. was merged into the Laboratory operations on April 1, 1998, at which point revenue generation began. The remaining 50% of the acquired Lab Corp. operations was combined into Laboratory operations in May 1998. In addition, operating expenses have increased in 1998 when compared to 1997 due to the implementation and standardization of quality improvement measures.

        The Company's Animal Hospital business historically has realized lower gross profits margins than that of the Laboratory business. As the portion of the Company's revenues attributable to its Animal Hospital operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

Selling, General and Administrative Expenses

        VCA Corporate selling, general and administrative expenses consists of administrative expense, at the Company's headquarters, including the salaries of corporate officers and other personnel, accounting, legal and other professional expenses as well as rent and occupancy costs.

        Selling, general and administrative expense for the three and nine months ended September 30 is comprised of the following (amounts in thousands):

                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                               ---------------------       ---------------------
                                 1998          1997          1998          1997
                               -------       -------       -------       -------
VCA Corporate ..........       $ 3,798       $ 3,226       $10,543       $10,407
Laboratory .............         1,359         1,186         3,978         3,099
Premium Pet Food .......            --            --            --           400
                               -------       -------       -------       -------
                               $ 5,157       $ 4,412       $14,521       $13,906
                               =======       =======       =======       =======

        VCA Corporate and Laboratory selling, general and administrative expense, as a percentage of Animal Hospital and Laboratory revenues was 6.6% and 7.0% for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, VCA Corporate and Laboratory selling, general and administrative expense as a percentage of Animal Hospital and Laboratory revenues was 6.6% and 7.3%, respectively. The decreases from 1997 to 1998 were primarily attribute to increases in revenues without a comparable increase in expense.

Depreciation and Authorization

        Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $9,592,000 for the nine months ended September 30, 1998 from $8,162,000 for the nine months ended September 30, 1997. The increase in depreciation and amortization expense is due to the acquisition of hospitals and laboratories since September 30, 1997. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

Restructuring Reserves

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted in light of the increase in the size of the Company's animal hospital operations, were to be closed or sold. During the nine months ended September 30, 1998, pursuant to the 1996 Plan, the Company closed one animal hospital resulting in lease and contract termination cash expenditures of $167,000 and a non-cash asset write-down of $61,000. The Company wrote-off $209,000 of computer equipment and software in connection with the move to common computer systems. In addition, the Company settled a contract relating to the restructuring of its laboratory operations resulting in cash expenditures of $412,000. The Company incurred an additional $320,000 of cash expenditures for lease and other contractual obligations.

        At September 30, 1998, the 1996 Plan restructuring reserve balance was $1,843,000, consisting primarily of lease and other contractual obligations. The major components of the 1996 Plan that are to be completed include: (1) the termination of leases, the write-down of property and equipment, and employee terminations in connection with the closure of two animal hospitals and the sale of one animal hospital; (2) the payment of lease obligations of animal hospitals that have been closed or sold; (3) the payment of employment severance contracts; and (4) lease payments on unused equipment and contract terminations. As of September 30, 1998, the Company has completed a majority of the 1996 Plan, with remaining actions expected to be completed in 1998, although certain lease and contractual obligations will continue through 2014.

        During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional twelve hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the nine months ended September 30, 1998, pursuant to the 1997 Plan, the Company closed three animal hospitals resulting in the write-off of $173,000 of property and equipment, and cash expenditures for lease obligations of $55,000.

        At September 30, 1998, the 1997 Plan restructuring reserve balance was $1,380,000, consisting primarily of lease obligations and reserves for asset write-downs. The major components of the 1997 Plan that are to be completed consist primarily of the terminations of leases and the write-down of property and equipment in connection with the closure or sale of nine animal hospitals. The 1997 Plan is expected to be completed in 1998, although certain lease obligations will continue through 2005.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operations during the nine months ended September 30, 1998 was $25,744,000 compared to $21,044,000 for the comparable period ended September 30, 1997, for an increase of $4,700,000. The most significant components of this increase are related to the timing of certain receipts and disbursements.

        The Company has plans to build, upgrade, expand or replace facilities for approximately 21 animal hospitals. The Company expended $3.7 million for such purpose during the nine months ended September 30, 1998 and expects to incur additional costs of approximately $12-15 million. Additionally, the Company spent $4 million on other hospital and lab equipment and expects to continue to upgrade or replace equipment as needed.

        In January 1998, the Company invested an additional $4 million in Series A Convertible Preferred Stock, for a total investment of $5 million in Veterinary Pet Insurance, Inc. ("VPI"). VPI is the largest provider of pet health insurance in the United States. This strategic investment offers VPI and the Company the opportunity to collaborate on the marketing of quality pet care directly to the Company's clients. The Company believes the growth of VPI will encourage the use of pet health services in VCA's animal hospitals. The Company currently has no plans to make any additional investments in VPI.

        In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of Lab Corp. for $10.9 million. This acquisition will enhance the Laboratory operations' presence in the Midwest and East Coast and help in the growth of the Test Express laboratory business. Test Express is a segment of the Laboratory operations that utilizes Federal Express to pick-up samples Company's veterinary customers in remote areas.

        The Company has achieved its growth in the past, and anticipates it will continue its growth in the future through the acquisition of animal hospitals for cash, stock and notes. The Company anticipates it will complete the acquisition of an additional 15 to 20 individual animal hospitals during the next twelve months, which will require cash of up to $10 million. In addition, the Company continues to examine acquisition opportunities in the veterinary diagnostic laboratory field which may impose additional requirements.

        The Company intends to fund its future cash requirements primarily from its cash marketable securities and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months. A significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions.

RISK FACTORS

Rapid Expansion and Management of Growth

        Due to the number and size of acquisitions completed since January 1, 1995, the Company has experienced rapid growth. In 1996, the Company completed the acquisition of The Pet Practice, Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets Rx"), 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, the Company completed the acquisition of 15 individual animal hospitals and three veterinary diagnostic laboratories. As a result of these acquisitions, the Company's revenues have grown from $107.7 million in 1995 to $182.2 million in 1996 and to $239.4 million in 1997. In 1998, through November 10, the Company completed the acquisition of nine animal hospitals and one veterinary diagnostic laboratory.

        The Company's growth and pace of acquisitions have placed, and will continue to place, a substantial strain on its management, operational, financial and accounting resources. There can be no assurance that the Company will be able to identify, consummate or integrate acquisitions without substantial delays, costs or other problems. Once integrated, acquisitions may not achieve sales, profitability and asset productivity commensurate with the Company's other operations. In addition, acquisitions involve several other risks, including adverse short-term effects on the Company's reported operating result, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities. The Company's failure to manage growth effectively would have a material adverse effect on the Company's results of operations and its ability to execute its business strategy.

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

        There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company in a timely manner in the future. Assuming the availability of capital, the Company's plans include an aggressive acquisition program involving the acquisition of at least 15 to 25 facilities per year. The Company continues to evaluate acquisitions and negotiate with several potential acquisition candidates. The failure to complete acquisitions and continue expansion could have a materially adverse effect on the Company's financial performance. As the Company proceeds with its acquisition strategy, it will continue to encounter the risks associated with the integration and post integration of acquisitions described above.

Substantial Leverage; Ability to Service Indebtedness

        The Company has incurred substantial indebtedness in connection with the acquisition of animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, debt issued in connection with the acquisition of animal hospitals is secured by the assets of the hospital acquired. The Company has at September 30, 1998, consolidated long-term obligations (including current portion) of $162 million. At September 30, 1998 and December 31, 1997, the company's ratio of long-term debt to total stockholders' equity was 82.2% and 96.1%, respectively.

Risks Associated with Intangible Assets

        A substantial portion of the assets of the Company consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At September 30, 1998, the Company's balance sheet reflected $261 million of intangible assets of these types, a substantial portion of the Company's total assets of $390 million. The Company expects the aggregate amounts of goodwill and other intangible assets on its balance sheet to increase in the future in connection with additional acquisitions. This increase will have an adverse impact on earnings as goodwill and other intangible assets will be amortized against future operating results. In the event of any sale or liquidation of the Company, there can be no assurance that the value of these intangible assets will be realized.

        In addition, the Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of intangible assets may not be recoverable or the estimated useful lives of the intangible assets have changed. When factors indicate that these intangible assets should be evaluated for possible impairment, the carrying value of the intangible assets may be reduced, which could have a material adverse effect on results of operations during the periods in which such reduction is recognized. Further, any change in the estimated useful lives of the intangible assets could result in a reduction of the carrying value of the intangible assets and/or the future depreciation or amortization of these assets, which could have a material adverse effect on the results of operations of the Company. There can be no assurance that the Company will not be required to write-down assets in the future periods.

Impact of the Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer hardware programmed and software written using two digits rather than four to define the applicable year. As a result, some of the Company's computers and programs have date-sensitive software or embedded chips which may recognize a date using "00" as the Year 1900 rather than the Year 2000, or not recognize the year at all. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        Based on extensive assessment, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modification or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

        The Company's plan to resolve its Year 2000 issue involves the following five phases: (1) completing an inventory of Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) implementation. To date, the Company has completed its inventory of Year 2000 items and has assessed systems that could be significantly affected by the Year 2000 issue. The completed assessment indicates that most of the Company's significant information technology ("IT") systems could be affected, particularly the general ledger and accounting systems, which are kept on four separate PC based systems. The non-IT systems were assessed and are not material to the Company's operations.

        The Company expects to complete needed software replacement, which includes selecting systems vendors, no later than March 31, 1999. Once software is selected and replaced for a system, the Company will begin testing and implementation. Completion of the testing phase for all significant systems is expected by June 30, 1999 with complete implementation targeted for September 31, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES

        The Company is in the process of questioning its significant suppliers and subcontractors (external agents). To date, the Company is not aware of any external agent with Year 2000 issues that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS ASSOCIATED WITH YEAR 2000 RESOLUTION

        The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware needed for Year 2000 modifications. The total cost of the Year 2000 project is estimated at approximately $3 million and will be funded through operational cash flows or leasing of hardware and software.

CONTINGENCY PLAN

        The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The company plans to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.

RISKS

        Management of the Company believes it has an effective program in place to mitigate the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any of the additional phases, the Company may be unable to perform its normal operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. We are unable to estimate the amount of revenue that may be lost resulting from Year 2000 issues or the impact of these issues on net income, earnings per share and share value.

        Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Future Operating Results" on page 9 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. Specific factors that might cause differences between the estimates and the actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the agility to implement interfaces between the new systems and the systems not being replaced, and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue which may affect its business operations, or expose it to third-party liability.

Seasonality and Fluctuating Quarterly Results

        A large portion of the Company's business is seasonal, with operating results varying substantially from quarter to quarter. Historically, the Company's revenues have been greater in the second and third quarters than in the first and fourth quarters. The demand for the Company's veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours, as well as general economic conditions. A substantial portion of the Company's costs are fixed and do not vary with level of demand. Consequently, net income for the second and third quarters at individual animal hospitals generally has been higher than that experienced in the first and fourth quarters.

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

        On December 22, 1997, the Company adopted a Stockholders Rights Plan (the "Rights Agreement") and in connection therewith, out of its authorized but unissued shares of preferred Stock, designated 400,000 shares as Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"). Pursuant to the Rights Agreement, the Company distributed to its stockholders, rights entitling the holders to purchase one one-hundredth of a share of Series B Preferred Stock for each share of common stock then held at an exercise price of $60.00. One one-hundredth of a share of Series B Preferred Stock is functionally equivalent in all respects, including voting and dividend rights to one share of common stock. Upon the occurrence of certain "triggering events", each right entitles its holder to purchase, at the rights then-current exercise price, a number of one one-hundredths of a share of Series B Preferred Stock having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's board of directors acquires 15% of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. The rights will expire on January 5, 2008.

Impact of Shares Eligible for Future Sale

        Future sales by existing stockholders could adversely affect the prevailing market price of the Company's common stock. As of November 10, 1998, the Company had 20,702,681 shares of common stock outstanding (including 246,938 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Act. There are also 19,935 shares which the Company is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,532,724 shares of the Company's common stock issuable upon exercise of outstanding stock options; 41,046 shares issuable upon conversion of convertible notes; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions. These shares will be eligible for immediate sale upon issuance.

Possible Volatility of Stock Price

        The market price of the Company's common stock could be subject to significant fluctuation caused by variations in quarterly operating results, litigation involving the Company, announcements by the Company or its competitors, general conditions in the companion animal health care industry and other factors. The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. The broad fluctuations may adversely affect the market price of the Company's common stock.

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

        Settlements have been reached with respect to the Class Actions and the Derivative Action and have been approved by the respective courts in which the actions were pending. Under the settlement, the claims against the Company and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by the Company's insurance carriers.

        The Company and certain of its current and former officers and directors were named as defendants in lawsuits filed in both Los Angels Superior Court and the United States District Court for the Central District of California, each entitled Pegasus Holdings and Pacific Strategic Funds Group, Inc. v. Veterinary Centers of America, Inc., et al., (the "Pegasus Lawsuits") each filed on June 19, 1998. The Pegasus Lawsuits primarily involve claims alleging securities fraud. Since this action is in its very preliminary stages, the Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Pegasus Lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial position and result of operations. In any event, the Company's defense of the Pegasus Lawsuits may result in substantial cost to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend against the Pegasus Lawsuits.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        For discussion on legal proceedings, see Risk Factors - "Alleged Misstatements Regarding the Company's Operations and Prospect". In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

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



                                         VETERINARY CENTERS OF AMERICA, INC




Date:  November 10, 1998                 /s/ Tomas W. Fuller
                                         ------------------------------
                                         Tomas W. Fuller
                                         Chief Financial Officer

                                  EXHIBIT INDEX


ITEM                  EXHIBIT                                           PAGE
----                  -------                                           ----

27.1                  Financial Data Schedule