Form 10-K
period 1998-12-31
VETERINARY CENTERS OF AMERICA INC
filed 1999-03-31
CIK 817366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                          Common stock, $.001 par value

                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

At March 25, 1999, there were outstanding 21,016,250 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($15.06 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $300,394,645. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") was founded in 1986 and is a leading animal health care company. The Company has established a premier position in two core businesses, animal hospitals ("Animal Hospitals") and veterinary diagnostic laboratories ("Laboratories"). In addition, the Company owns a partnership interest in a joint venture, Vet's Choice, with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates the largest network of free-standing, full-service animal hospitals in the country and the largest network of veterinary-exclusive laboratories in the nation.

        The Company's animal hospitals offer a full range of medical and surgical services for companion animals, including dogs, cats, birds and other household pets. In addition to treating disease and injury, the Company's animal hospitals emphasize pet wellness and offer programs to encourage routine vaccinations, health examinations, spaying and neutering and dental care. The Company's veterinary laboratories offer a full range of diagnostic and reference tests. Laboratory tests are used by veterinarians to diagnose, monitor and treat diseases through the detection of substances in blood, urine or tissue samples and other specimens. The Company does not conduct experiments on animals and is not engaged in animal research.

THE ANIMAL HEALTH CARE INDUSTRY

        The animal hospital and veterinary laboratory markets in which the Company operates had total domestic revenues in 1998 of approximately $11 billion. The Company's two market segments, Animal Hospitals and Laboratories, represented approximately 70% and 30%, respectively, of the Company's revenues for the year ended December 31, 1998.

ANIMAL HOSPITALS

        Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology, and by type of animal. The United States market for veterinary services is highly fragmented with approximately 124 million dogs, cats and birds cared for by an estimated 55,000 veterinarians practicing at 16,000 animal hospitals. These animal hospitals are primarily single site, sole practitioner facilities. The Company believes that the principal factors in a pet owner's decision as to which veterinarian to use include convenient location, recommendation of friends, reasonable fees and convenient hours.

        The animal hospital industry is consolidating. Factors contributing to this trend include: (i) the desire of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital; (ii) the buying, marketing and administrative cost advantages which can be realized by a large, multiple location, multi-practitioner veterinary provider; (iii) the desire of veterinarians to practice veterinary medicine rather than spend a large portion of their working time performing administrative tasks necessary to operate an animal hospital;
(iv) the cost of financing equipment purchases and upgrading technology necessary for a successful practice; and (v) the desire of many veterinarians for more flexible work hours and benefits than are typically available to a sole practitioner or single site provider.

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

        The veterinary laboratory industry is highly fragmented and is primarily characterized by local and regional competitors. The Company believes that veterinarians usually prefer to use laboratories that specialize in the veterinary market and that offer individual attention, rapid test reporting, response to inquiries by veterinary professionals, a broad spectrum of tests, convenient sample pick-up times, and customized testing services.

        Achieving rapid sample pick-up, diagnostics and reporting at competitive prices is benefited by high throughput volumes. The Company believes that the industry will continue to consolidate as participants seek to gain a cost advantage.

BUSINESS STRATEGY

        The Company's goal is to strengthen its position as a leading animal health care company serving the animal hospital and veterinary diagnostic laboratory markets. The Company intends to achieve this goal by continuing to:
(i) expand its Animal Hospitals and Laboratories businesses through internal growth and acquisitions; (ii) achieve cost savings by consolidating operations and realizing economies of scale in marketing, purchasing and administrative support functions and by implementing the Company's standard management programs; (iii) establish brand identification with the VCA name through signage, marketing and association with its pet healthcare publication, VCA Family Pet; (iv) take advantage of its unique opportunity to deliver its products and services through multiple channels to its customers, primarily veterinarians and pet owners; and (v) capitalize on its leadership position within the animal health care industry to expand into other products and services for veterinarians and pet owners.

EXPAND THROUGH ACQUISITIONS IN NEW AND EXISTING MARKETS

        Since 1988 the Company has expanded rapidly from a single animal hospital in Los Angeles to a nationwide network of 170 animal hospitals in 27 states at March 25, 1999. As a result of these acquisitions and their successful integration into the Company's operations, the Company has gained a leadership position in the animal hospital industry, allowing it to expand into the veterinary diagnostics laboratory business. Since March 1994, the Company has acquired the businesses of 16 veterinary diagnostic laboratories, which have been consolidated into 12 facilities, making it the nation's largest network of veterinary-exclusive diagnostic laboratories serving over 13,000 animal hospitals located in all 50 states. The Company plans to continue its aggressive hospital acquisition program. The Company will also consider acquiring multiple hospital organizations and veterinary diagnostic laboratories, as opportunities arise.

CONSOLIDATE AND STANDARDIZE OPERATIONS TO ENHANCE PROFITABILITY

        Upon the acquisition of an animal hospital or veterinary diagnostic laboratory, the Company immediately begins to implement management programs to enhance the productivity of veterinarians and to improve operating results. The Company's business model enables it to realize improved operating margins at its animal hospitals and veterinary diagnostic laboratories through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing its customers with improved services. This model includes the following objectives:

     o PROVIDE MARKETING MATERIALS - The Company seeks to market additional services to clients at its hospitals by providing its hospitals marketing and educational materials promoting pet health and quality pet care programs.

     o CENTRALIZE ADMINISTRATIVE FUNCTIONS - The Company centralizes most administrative functions at its corporate office, including purchasing, accounting, payroll, data processing, personnel, accounts payable, information services, marketing, planning and budgeting and other administrative functions.

     o CONSOLIDATE PURCHASING - When advantageous, the Company purchases its supplies on a consolidated basis in order to negotiate better prices and terms from vendors.

     o STANDARDIZE TRAINING PROCEDURES - The Company implements standardized training procedures for its administrators and professional personnel. These programs are developed in conjunction with the Medical Advisory Board and Client Services Advisory Board, two entities which are staffed by Company personnel to recommend medical standards and to establish service and training standards for local hospitals and laboratories.

INTERNAL REVENUE GROWTH

        The Company also seeks to expand through internal growth. To achieve growth, the Company; (i) increases veterinarian productivity by freeing the veterinarian from administrative tasks and providing state-of-the-art equipment and technical support; (ii) expands the services and operating hours of certain of its facilities in selected markets; (iii) provides its facilities with client education and marketing materials promoting pet health and quality pet health care programs; (iv) provides its facilities with access to medical specialists;
(v) adds VCA's name to the acquired facilities to enhance customer awareness;
(vi) implements sales programs to attract new customers; and (vii) publishes and distributes to over 600,000 of its clients a pet care magazine, VCA Family Pet, which builds brand loyalty, educates consumers on the value of preventive pet health care and promotes utilization of the Company's animal hospitals. By implementing these strategies, VCA seeks to become the most convenient and most recognized provider of veterinary services in its markets.

UPGRADE AND EXPAND FACILITIES

        The Company seeks to enhance client satisfaction by providing a pleasant, attractive, state-of-the-art hospital environment. The Company continually evaluates its facilities and seeks opportunities to upgrade or expand its animal hospitals in order to increase capacity, improve visibility or enhance its attractiveness. The Company is currently rebuilding or performing an extensive remodeling of 23 of its hospitals for a total projected cost of approximately $10.2 million.

CONTINUE TO CAPITALIZE ON EXISTING RELATIONSHIPS TO LEVERAGE LINES OF BUSINESS

        The Company believes that its two lines of business -- Animal Hospitals and Laboratory --are complementary. As a result of the Company's national presence and name recognition throughout the veterinary services industry, the Company believes it is building a reputation of professional integrity and trust among veterinary professionals and brand identification among pet owners. The Company's strategy is to leverage this professional reputation and leadership position to expand its operations, both in other geographic areas and related products and services. The Company uses its relationships, as well as it's national presence and name recognition in one line of business to facilitate growth in other lines. Often, new business opportunities arise in one line of business from contacts made in connection with and relations developed through the Company's other lines of business. For example, animal hospital acquisitions may be developed through contacts initially established in the Company's laboratory business.

ACQUISITION STRATEGY

ANIMAL HOSPITALS

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

        The Company identifies potential candidates for acquisition through its reputation in the professional community, direct contacts, finder relationships and advertisements. The Company believes that acquisition opportunities will continue to increase as it expands the geographic scope of its operations and the products and services it offers to the animal health care community. The typical acquisition candidate targeted by the Company is located in a 4,000-6,000 square foot, free-standing facility, has annual revenues of between $1 million and $2 million per year, employs two to six veterinarians, has an operating history of at least five years and has achieved positive cash flow at an attractive location with an established reputation in the community.

VETERINARY DIAGNOSTIC LABORATORIES

        The Company intends to expand its nationwide network of veterinary-exclusive diagnostic laboratories through internal growth and selective acquisitions. The Company seeks acquisition opportunities in the veterinary diagnostics laboratory industry which will complement its existing business or will expand the geographic area which it services. Although the Company continues to evaluate laboratory acquisition opportunities, the Company anticipates that the pace of laboratory acquisitions will slow down in future periods when compared to historical activity. By obtaining additional testing volume for the laboratories and spreading fixed costs over a larger revenue base, the unit costs of providing laboratory services to clients should decline, producing improved operating margins. As a result of these economies of scale, the Company believes it is competitively positioned to continue to service its customers.

ACQUISITION CONSIDERATION

        Historically, consideration for acquisitions has consisted of a combination of cash, the assumption of liabilities, promissory notes and VCA common stock. The Company normally obtains non-competition and employment agreements from the selling owners. There can be no assurance, however, that the Company will be able to identify and acquire animal hospitals or veterinary diagnostic laboratories on terms favorable to the Company in the future, or in a timely manner, or convert the acquisitions to the VCA business model as planned. See "Item 7 -- Risk Factors -- Rapid Expansion and Management of Growth".

OPERATIONS AND MARKETING

ANIMAL HOSPITALS

        The Company operates the largest network of free-standing, full-service animal hospitals in the United States. At December 31, 1998, the Company operated 168 animal hospitals. From January 1, 1999 through March 25, 1999, the Company acquired three animal hospitals and closed one animal hospital. At March 25, 1999, the Company operated 170 animal hospitals in 27 states, as detailed in the following tables:


           Western States             Central States             Eastern States
           --------------             --------------             --------------
        Alaska             4        Illinois        14         Connecticut      2
        Arizona            1        Indiana          7         Delaware         3
        California        39        Michigan        12         Florida         19
        Colorado           2        Missouri         1         Georgia          1
        Hawaii             1        Nebraska         1         Maryland         8
        Nevada             6        Ohio             4         Massachusetts    7
        New Mexico         3                                   New Jersey       6
        Texas              8                                   New York         2
        Utah               2                                   North Carolina   1
                                                               Pennsylvania    10
                                                               Virginia         5
                                                               West Virginia    1
                          --                        --                         --
        Totals            66                        39                         65
                          ==                        ==                         ==


        The animal hospitals operated by the Company offer a full range of general medical and surgical services for small animals, including dogs, cats, birds and other household pets. In addition to treating disease and injury, the Company's hospitals emphasize pet wellness through pet health education and preventative care. The Company's animal hospital programs encourage routine vaccinations, health examinations, spaying, neutering and dental care. The Company also publishes and mails to its client base a magazine promoting the benefits of preventative pet health care. The Company offers specialized treatment, including advanced diagnostic services, internal medicine, surgery, oncology, ophthalmology, dermatology and cardiology. Additional services provided by the Company at certain locations include grooming, bathing and boarding. The Company also sells specialty pet products at its hospitals, including pet food, a full range of pharmaceuticals, vitamins, therapeutic shampoos and conditioners, flea collars and sprays and other accessory products.

        The Company's facilities are open an average of 10 to 15 hours per day, six to seven days per week. Several of its facilities provide 24-hour emergency care service.

        The Company seeks to provide a broad range of uniform quality veterinary services. The Company actively recruits highly qualified veterinarians and technicians and is committed to supporting continuing professional education for its professional and lay staff. The Company operates two of the largest teaching programs maintained at privately owned animal hospitals. The Company believes that these programs enhance its reputation in the veterinary profession and provide it with access to qualified recruits among graduating classes of veterinarians. The Company believes it is an employer of choice for veterinarians because it offers an increased patient flow and a diverse case mix, employee benefits not generally available to a sole practitioner, continuing education, management opportunities, scheduling flexibility to accommodate personal lifestyles and the ability to relocate to different regions of the country.

        VCA has established a Medical Advisory Board to support its operations. The Medical Advisory Board's function, under the direction of the Company's Chief Medical Officer, is to recommend medical standards for local hospitals. The committee is comprised of leading veterinarians representing different geographic regions and medical specialties served by the Company.

        The Company seeks to provide state-of-the-art medical care in a clean, attractive environment, by renovating facilities and upgrading its equipment on a periodic basis. A broad range of services are available at the Company's facilities. The Company provides, at some of its locations, board certified or board eligible veterinarians in such specialized fields as internal medicine, surgery, oncology, ophthalmology, dermatology, orthopedics and cardiology.

        The Company's animal hospitals generally require a staff of between 10 to 60 full-time equivalent employees, depending upon the facility's size and customer base. The staff includes administrative and technical support personnel, two or more veterinarians, an office manager who supervises the day-to-day activities of the facility and a small office staff. The Company employs a relatively small corporate staff to provide centralized administrative services to all of its animal hospitals and laboratories. Financial control is maintained through uniform fiscal and accounting policies which are established at the corporate level for use by operations. Financial information is centralized through a computerized data collection and processing system at the corporate level.

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

        The Company's internal marketing programs rely heavily on its existing client base in order to increase the frequency and intensity of the services used by its clients. Reminder notices are used to increase awareness among the Company's customers of the advantages of regular, comprehensive veterinary medical care, including preventive care, such as vaccinations, dental screening and geriatric care. The Company seeks to obtain referrals from veterinarians by promoting its specialized diagnostic and treatment capabilities to veterinarians and veterinary practices which cannot offer their clients such services.

        As the number of hospitals in a single regional network grows, media advertising of the Company's services will become increasingly cost effective. The Company believes that an effective media advertising program will allow the Company to establish brand identification as well as expand the revenues derived from the sale of new and existing services and products. The Company believes, such programs, services and products, may increase the opportunities to expand the Company's market share in the regional markets for veterinary services in which it competes.

        The Company provides management services to certain professional corporations ("PCs") in states with laws that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. The Company has established operations in six of such states that it believes comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital; (iii) maintenance of patient records; (iv) recruitment of veterinary staff; (v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company receives management fees, which are included in revenues. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital.

VETERINARY DIAGNOSTIC LABORATORIES

        The Company operates the largest network of veterinary-exclusive diagnostic laboratories in the United States, servicing over 13,000 animal hospitals located in all 50 states. The Company operates 12 full-service laboratories located in Irvine, California; Chicago, Illinois; Phoenix, Arizona; Farmingdale, New York; Dallas and Houston, Texas; Tampa, Florida; Portland, Oregon; San Jose, California; Atlanta, Georgia; Honolulu, Hawaii; and Memphis, Tennessee.

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

        The first step in the testing process is for a veterinarian to take a specimen from the patient and complete a test request form indicating the tests to be performed on that specimen. The specimen is then picked up by the laboratory's driver or by a commercial courier service and delivered to one of the Company's laboratories for testing. When received at the laboratory, each specimen and related request form is checked for accuracy and completeness and then given a unique identification number to ensure that the results are attributed to the appropriate animal. The test request information is entered into the laboratory's computer system, where a file of testing and billing information is established for each specimen. Once this information is entered, the tests are performed by one of the laboratory technicians or by utilizing the Company's automated testing equipment. Test results are entered into the computer system through a computer interface or, in some instances, manually, depending upon the test and the type of equipment used to conduct the test. Most routine testing is performed at night and the test results are automatically transmitted via fax machine to the veterinarian before the start of business the next morning.

        In addition to diagnostic laboratory testing, the Company provides a variety of laboratory services to its veterinarian clients which the Company believes enhances its competitive position.
Laboratory services include:

     o Specimen Transportation - The Company has developed an extensive network of drivers and independent couriers which enables the Company to provide timely pickup and delivery of specimens to its laboratories. Specimens are picked up from clients and transported to the Company's laboratory facilities on a daily basis, and in some areas, twice each day. Animal hospital clients located outside the areas serviced by the Company's pickup and delivery network are serviced using the Company's Test Express service whereby specimens are send via Federal Express to the Company's Memphis, Tennessee laboratory.

     o Results Reporting - Rapid turn-around of test results is critical to the successful operation of a clinical laboratory. Usually, routine testing is performed overnight and results are transferred to the veterinarian by fax machine before 8:00 a.m. the following day.

     o STAT Results Reporting - The Company performs certain routine tests quickly and reports results to veterinarians within hours of being picked up from the veterinarian. The turn-around time for such STAT reporting is generally three hours or less. The laboratories that provide STAT reporting are located in geographic areas where there is a high concentration of veterinarians and an airline hub operation. The Company may establish or close laboratories with STAT reporting capabilities depending upon the volume of tests performed and the needs of its veterinarian clients.

     o Client Service - Veterinarians are not obligated to use the services of any particular laboratory and can change their laboratory service provider at any time. Therefore, the timeliness and quality of services offered by a laboratory are critical to client satisfaction and retention. In addition to emphasizing client service through rapid turnaround time and electronic reporting, the Company has veterinarian specialists on staff to assist the veterinarians in interpreting the lab's results and diagnosing or treating diseases. Accordingly, the laboratories' professional staff include board certified specialists in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology.

     o Quality Assurance - The Company's quality assurance programs are intended to: (i) ensure that specimens are collected and transported properly; (ii) tests are performed accurately; and (iii) client, patient and test information is reported and billed correctly. The quality assurance programs include quality control testing of specimens of known concentration or reactivity in order to ensure accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment and personnel standards which ensure that only qualified personnel perform testing.

        The Company has 26 full-time sales and field service representatives who market laboratory services and maintain relationships with existing customers. The Company supports its marketing efforts by developing marketing literature, attending trade shows, involving itself in trade associations and providing educational services, among other activities.

FEES AND SOURCES OF PAYMENT

        The Company's fees for provision of veterinary and laboratory services vary upon the complexity of the required procedure, the relative involvement of the applicable professionals and local market conditions. The Company does not incur a significant amount of accounts receivable for the provision of veterinary services since payment for these services is generally received at the time services are provided. The Company offers its laboratory services on customary commercial terms, requiring payment within 30 days of the date the service is performed. The Company is not dependent upon third-party payors for collection of its fees.

SYSTEMS

        The Company realized the importance of management information systems in the past and thus has made a significant investment in these systems. Currently, substantially all of the Company's animal hospitals operate on one of four computer systems. All of the Company's financial and customer records and laboratory results are stored in computer databases, most of which may be accessed by the Company's management.

        The Company intends to further upgrade and integrate its management information system. When completed, the Company believes that this enhanced management information system will allow for further cost savings and provide management with a powerful tool in implementing its marketing and operating strategies.

        The Company is currently in the process of assessing and testing its computer hardware and software systems to determine if they will be impacted by the Year 2000 issue (see further discussion in "Impact of Year 2000" in "Item 7 -- Management Discussion and Analysis of Financial Condition and Results of Operations").

COMPETITION

        The companion animal health care industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. The Company believes that the primary competitive factors in connection with animal hospitals are convenient location, recommendation of friends, reasonable fees, quality of care and convenient hours. The Company's primary competitors for its animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, certain national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets which include the Company's animal hospitals. Among veterinary diagnostic laboratories, the Company believes that quality, price and the time required to report results are the major competitive factors. There are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets services by the Company. In addition, several national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

JOINT VENTURES AND INVESTMENT

        Through 1996, the Company's operations included the management of the Company's joint venture, Vet's Choice, with HPP. In February 1997, Vet's Choice was restructured and management of the joint venture was assumed by HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. Additionally, the Company agreed to provide certain consulting and management services to HPP for a three-year period commencing on February 1, 1997 and to continue to support and sell the Select Balance and Select Care brands through its network of animal hospitals.

        The two products developed by Vet's Choice are a complete line of premium, life-stage pet foods marketed under the brand name Select Balance and a line of premium therapeutic pet foods, marketed under the brand name Select Care. The Select Balance line consists of dry and canned dog and cat food products nutritionally tailored to meet the specific dietary needs of dogs and cats in different stages of their lives. The Select Care line consists of dry and canned dog and cat food products, nutritionally tailored to meet the specific dietary needs of dogs and cats afflicted with illness or disease or other medical conditions requiring special diets. From inception of the joint venture through 1996 these products were marketed under the Vet's Choice brand name. Commencing in 1997, the Select Balance and the Select Care products are marketed and distributed under HPP's Nature's Recipe and the Innovative Veterinary Diets brand names, respectively.

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

        In addition, the laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates, could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

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

EMPLOYEES

        At December 31, 1998, the Company had approximately 3,036 full-time-equivalent employees, including approximately 575 licensed veterinarians. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

        The Company's corporate headquarters and principal executive offices are located in Santa Monica, California, in approximately 21,000 square feet of space occupied under two leases which expire on July 3, 1999. The Company has entered into a lease at a new location for approximately 30,000 square feet. The lease currently provides for aggregate minimum monthly rental payments of approximately $47,000. The Company maintains leased and owned facilities at 211 other locations which house its animal hospitals and laboratories. The Company owns 73 facilities and the remainder are leased from third parties. For the year ended December 31, 1998, the Company had lease costs of approximately $8,400,000 and the Company expects to have lease costs at facilities existing at December 31, 1998 of approximately $7,980,000 in 1999. Lease costs for the hospitals acquired between December 31, 1998 and March 25, 1999, will amount to approximately $55,880 in 1999. The Company believes that its real property facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        For discussion of legal proceedings see "Item 7 -- Risk Factors -- Pending Litigation," and Footnote 15 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq Stock Market under the symbol "VCAI". The following table sets forth the range of high and low last sale prices per share for the common stock as quoted on the Nasdaq Stock Market for the periods indicated:

                                                      High      Low
                                                      ----      ---
        Fiscal 1997
          First Quarter..........................     11 5/8    9
          Second Quarter.........................     13        9 3/16
          Third Quarter..........................     15 1/8    12
          Fourth Quarter.........................     16 1/4    11 1/2

        Fiscal 1998
          First Quarter..........................     16 1/2    13 5/16
          Second Quarter.........................     19 7/16   15 1/2
          Third Quarter..........................     20 5/8    16 1/2
          Fourth Quarter.........................     20 3/16   13 3/8


        At March 25, 1999, the closing price of the common stock on the Nasdaq Stock Market was $15.06.

        At March 25, 1999, there were approximately 623 holders of record of the Company's common stock.

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

        The historical selected financial data set forth below for the three years ended December 31, 1998 are derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto appears elsewhere in this Annual Report on Form 10-K. The selected financial data set forth for the two years ended December 31, 1995 is derived from the Company's audited consolidated financial statements. Reference is made to Note 3 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

CONSOLIDATED STATEMENT OF OPERATIONS
DATA:                                                          For the Years Ended  December 31,
                                                  ----------------------------------------------------------
(In thousands, except for per share data)           1998       1997         1996         1995         1994
                                                  --------   ---------    ---------    ---------    --------
Revenues ......................................   $281,039   $ 235,913    $ 181,428    $ 107,694    $ 51,871
Gross profit ..................................     71,659      57,283       42,574       27,595      11,112
Selling, general and administrative
   expense ....................................     19,693      17,676       19,735       13,684       8,779
Depreciation and amortization expense .........     13,132      11,199        7,496        4,144       2,065

Merger costs ..................................         --          --        2,901           --          --
Restructuring charges and write-down
of assets .....................................         --       2,074       15,213        3,234          --
Reversal of the 1996 Plan restructuring charges         --      (2,074)          --           --          --
Operating income (loss) .......................     38,834      28,408       (2,771)       6,533         268

Interest income ...............................      2,357       4,182        4,487          828         404
Interest expense ..............................     11,189      11,593        7,812        3,377       2,388

Minority interest in income (loss) of
   subsidiaries ...............................        780         424        6,577        2,960        (540)
Provision for income taxes ....................     12,954       9,347        1,959        2,238         731
Net income (loss) .............................     16,268      11,226      (14,632)      (1,214)     (1,907)
Diluted earnings per share:
  Net earnings (loss) per common share ........   $   0.74   $    0.53    $   (0.92)   $   (0.13)   $  (0.31)
  Shares used for computing
    diluted earnings (loss) per share .........     21,940      21,013       15,942        9,224       6,202

CONSOLIDATED BALANCE SHEET DATA:
(In thousands)                                                        As of  December 31,
                                                  ----------------------------------------------------------
(In thousands                                       1998       1997          1996        1995         1994
                                                  --------   ---------    ---------    ---------    --------
Cash and cash equivalents .....................   $  8,977   $  19,882    $  29,621    $   5,396    $  7,807
Marketable securities .........................     33,358      51,371       73,306       42,155          --
Total assets ..................................    392,883     386,089      354,009      153,416      67,902
Current portion of long-term obligations
  and notes payable ...........................     17,431      19,369       14,055        7,496       5,552
Long-term obligations, less current
portion .......................................    142,356     154,506      134,767       36,778      25,057
Total stockholders' equity ....................    202,685     180,851      167,350       90,217      25,370

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") is a leading animal health care company. The Company has established a premier position in its two core businesses, Animal Hospitals and Laboratories. In addition, the Company owns a partnership interest in a joint venture with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company also has an investment in Veterinary Pet Insurance, Inc., the nation's largest pet health insurance company. The Company operates the largest network of free-standing, full service animal hospitals in the country and the largest network of veterinary-exclusive laboratories in the nation.

        The Company made its first animal hospital acquisition in December 1986, when it acquired West Los Angeles Animal Hospital, one of the largest privately-owned teaching animal hospitals in the United States. Between 1987 and 1995, the Company's operations were directed primarily at establishing a corporate infrastructure and building a network of animal hospitals in selected regional markets. During this period, the Company grew with the acquisition of 53 additional animal hospitals. In 1996, the Company completed two significant acquisitions which more than doubled the Company's animal hospital operations. Pets' Rx, Inc. ("Pets' Rx") was acquired in June 1996 (16 hospitals) in a business combination accounted for as a pooling of interest and The Pet Practice, Inc. ("Pet Practice") was acquired in July 1996 (84 hospitals). The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition to the two significant 1996 acquisitions, the Company has acquired 46 animal hospitals during the three years ended December 31, 1998. At December 31, 1998, the Company owned or operated 168 animal hospitals, throughout 26 states.

        In 1993, the Company began to expand the scope of its operations by launching into the veterinary diagnostic laboratory markets. The integration of the veterinary care, veterinary diagnostic laboratory and premium pet food markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners.

        In 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70% interest in Professional Animal Laboratory ("PAL"). In 1995, the Company acquired the remaining 30% of PAL. Also in 1995, the Company acquired a 51% interest in Vet Research Laboratories, LLC ("Vet Research"), and acquired three smaller regional veterinary diagnostic laboratories. The Company's laboratory operations continued to grow with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in 1996. Throughout 1996 and 1997, an additional eight laboratories were acquired, as well as the remaining interest in Vet Research in January 1997. In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of LabCorp for $10.9 million. This purchase from LabCorp has enhanced the Laboratory operations' presence in the Midwest and East coast and helped in the growth of the Test Express laboratory business. Test Express is a segment of the Laboratory operations that utilizes Federal Express to service our clients in remote areas. At December 31, 1998, the Company's network of veterinary diagnostic laboratories consisted of 12 full-service laboratories located throughout the United States.

        The Company entered into a joint venture, Vet's Choice, with HPP in 1993 to develop, manufacture and market a full-line of premium pet food. Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, Select Balance, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in 1994 with the launch of Select Balance. In 1995, Vet's Choice began selling its second product line, Select Care. Through 1996, the Company, as majority owner and managing general partner, exercised day-to-day operating control for all aspects of Vet's Choice, including sales, marketing, administration and distribution. As a result of the acquisition of two other premium pet food companies during 1996, HPP obtained expanded capabilities to manufacture, market and distribute premium pet foods. In order for the Vet's Choice business to benefit from the economies of scale in marketing, sales and distribution that HPP had attained with the acquisitions in 1996, the joint venture agreement was restructured effective February 1, 1997. Under the terms of the restructuring, HPP was made managing partner and assumed the day-to-day control of the joint venture. The operations of Vet's Choice was merged into HPP's other premium pet food business. In connection with the restructuring, the Company and HPP entered into consulting and management services agreements whereby the Company will provide consulting and marketing services and continue to support the Select Balance and Select Care products in the veterinary marketplace.

        The acquisition of all of the outstanding shares of Pets' Rx in June 1996 was treated for accounting purposes as a pooling of interests. Accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective periods presented. Previously reported financial information for VCA and Pets' Rx for the year ended December 31, 1996, is shown below (in thousands):

                                                             Net Income
                                              Revenues         (loss)
                                             ----------       --------
        Pre-merger (pre-June 19, 1996)
          VCA ............................    $  64,763       $  1,647
          Pets' Rx .......................        7,849           (658)
          Merger adjustments .............           --            212
                                              ---------       --------
                                                 72,612          1,201
        Post-merger (post June 19, 1996)..      108,816        (15,833)
                                              ---------       --------
                                              $ 181,428       $(14,632)
                                              =========       ========

        VCA's 1996 pre-merger net income includes merger expenses of $2,901,000. These merger expenses consisted principally of legal, accounting, investment advisor, termination of employment agreements and severance costs. A merger adjustment was recorded to conform certain accounting methods of Pets' Rx to those of VCA. The 1996 adjustment reduced Pets' Rx's pre-merger intangible asset amortization expense by $212,000.

RECENT ACQUISITIONS

        During 1998, the Company completed the acquisitions of 11 animal hospitals and one veterinary diagnostic laboratory. In connection with these acquisitions, which were accounted for as purchases, VCA paid an aggregate consideration including acquisition costs of $30,740,000, consisting of $20,255,000 in cash, $6,482,000 in debt, 171,564 shares of common stock of the Company with a value of $3,100,000, and the assumption of liabilities totaling $903,000.

        Since January 1, 1999 through March 25, 1999, the Company has acquired three animal hospitals, two veterinary practices which were merged into existing VCA animal hospitals, and one laboratory for an aggregate consideration of $5,862,000, consisting of $2,793,000 in cash, $1,801,000 in debt, the assumption of liabilities totaling $193,000 and the issuance of 70,712 shares of the Company's common stock valued at $1,075,000.

        On March 10, 1999, the Company entered into a merger agreement with AAH Management Corp, ("AAH"). AAH manages 15 veterinary practices in the New York and New Jersey markets. Under the terms of the agreement, the Company will buy the stock of AAH for a total consideration of approximately $12.6 million, consisting of $4.3 million in cash and notes and 517,568 shares of VCA common stock valued at approximately $8.3 million. In addition, the Company will assume AAH debt totaling approximately $15 million.

BASIS OF REPORTING

        The Company reports its operations in two business lines -- Animal Hospital and Laboratory. Animal Hospital operations include the operations of the Company's animal hospitals. Laboratory operations include the operations of the Company's veterinary diagnostic laboratories. Throughout 1996, the Company owned a 51% interest in Vet Research. The Company's consolidated operating results include the results of operations of the Vet Research joint venture in 1996. The Company acquired the remaining 49% of Vet Research in January 1997.

        Through 1996, the Company reported a third business line -- Premium Pet Food. Premium Pet Food includes the operations of the Vet's Choice joint venture of which the Company owns a 50.5% interest. Commencing February 1, 1997, the day-to-day management of Vet's Choice was assumed by HPP. The Company maintains its 50.5% equity interest in Vet's Choice, but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. The Company included the operating results of the Vet's Choice joint venture in its consolidated financial statements in 1996. Effective February 1, 1997, the Company no longer reported the results of operations of Vet's Choice on a consolidated basis.

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc., the largest provider of pet health insurance in the United States. The Company accounts for this investment using the cost method.

        The Company's animal hospitals use the Company's veterinary diagnostic laboratory services and purchase and resell the pet food products of Vet's Choice. Revenue and the corresponding expense from intercompany sales of those entities included in consolidated operating results, totaled $5,845,000, $4,696,000 and $4,130,000 in 1998, 1997 and 1996, respectively, have been eliminated from the Company's operating results.

        The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the contractual management relationships between entities that operate in the health care industry, which includes the practices of medicine, dentistry and veterinary science. EITF 97-2 has been adopted by the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of EITF 97-2 management companies to consolidate the results of practices with which it has an existing relationship. The Company has not met the EITF consolidation requirements for the 22 animal hospitals it manages. Management fees received pursuant to the Management Agreements are included in revenues. The Company's financial statements for the years ended December 31, 1997 and 1996 have been restated to conform to the 1998 presentation. The adoption of EITF 97-2 had no effect on the Company's previously reported operating income (loss) or net income (loss).

FUTURE OPERATING RESULTS

        This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Risk Factors," as well as the information set forth below.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of certain items in relation to revenues:

                                                          Percentage of Revenues
                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       1998      1997       1996
                                                      -----     -----      -----
Revenues .......................................      100.0%    100.0%     100.0%
Direct costs ...................................       74.5      75.7       76.5
                                                      -----     -----      -----
   Gross profit ................................       25.5      24.3       23.5
Selling, general and administrative expense ....        7.0       7.5       10.9
Depreciation and amortization expense ..........        4.7       4.7        4.1
Merger costs ...................................       --        --          1.6
Restructuring charges ..........................       --         0.9        3.1
Reversal of the 1996 Plan restructuring
  charges ......................................       --        (0.9)      --
Write-down of assets ...........................       --        --          5.2
                                                      -----     -----      -----
   Operating income (loss) .....................       13.8      12.1       (1.4)
Interest income ................................        0.8       1.8        2.5
Interest expense ...............................        4.0       4.9        4.3
                                                      -----     -----      -----
   Income (loss) before  minority interest
     and income taxes ..........................       10.6       9.0       (3.2)
Minority interest in income of subsidiaries ....        0.3       0.2        3.6
                                                      -----     -----      -----
   Income (loss) before income taxes ...........       10.3       8.8       (6.8)
Provision for income taxes .....................        4.6       4.0        1.1
                                                      -----     -----      -----
   Net income (loss) ...........................        5.7%      4.8%      (7.9)%
                                                      =====     =====      =====

REVENUES

        Animal Hospital operations represented 70.1%, 72.3% and 66.2% of total Company revenues in 1998, 1997 and 1996, respectively. Laboratory operations represented 29.9%, 27.3% and 30.1% of total Company revenues in 1998, 1997 and 1996, respectively. Premium Pet Food operations represented 0.4% and 3.7% of total Company revenues in 1997 and 1996, respectively. The Company's consolidated revenues in 1997 only include one month of revenue from Premium Pet Food operations, as the Company ceased consolidating the results of operations of Vet's Choice, effective February 1, 1997. The Company anticipates that Animal Hospital revenues as a percentage of total revenues will increase in future periods as a result of the expansion of the Animal Hospital operations.

        The following table summarizes the Company's revenues for each of the three years in the period ended December 31, 1998 (amounts in thousands):

                                                                                1997 %
                                                                  1998 %       Increase/
                         1998          1997          1996        Increase     (Decrease)
                      ---------     ---------     ---------      --------     ----------
Animal Hospital ..    $ 196,988     $ 170,548     $ 120,110        15.5%         42.0%
Laboratory .......       89,896        68,997        56,774        30.3%         21.5%
Premium Pet Food .           --         1,064         8,674        --           (87.7%)
Intercompany Sales       (5,845)       (4,696)       (4,130)       --            --
                      ---------     ---------     ---------
                      $ 281,039     $ 235,913     $ 181,428        19.1%         30.0%
                      =========     =========     =========

        Total revenues from animal hospitals owned and managed were $202,577,000, $174,024,000 and $120,842,000 for the years ended December 31,
1998, 1997, and 1996, respectively. The growth in combined revenues from these VCA affiliated animal hospitals was 16.4% from 1997 to 1998 and 44.0% from 1996 to 1997.

        The growth in Animal Hospital revenues experienced in 1998 and 1997 was primarily the result of growth in the number of facilities owned and managed by the Company. In 1998, the increase in combined revenues from animal hospitals owned and managed by VCA resulting from changes in volume or prices at facilities operated during all of 1998 and 1997 was 5.8%. In 1997, the increase in combined revenues from animal hospitals owned and managed by VCA resulting from changes in volume or prices at facilities operated during all of 1997 and 1996 was 2.2%.

        Laboratory revenues grew by 30.3% in 1998 from 1997 primarily as a result of the $10.9 million acquisition from LabCorp, effective April 1, 1998. This purchase of LabCorp's veterinary diagnostic laboratory business has enhanced the Laboratory operations presence in the Midwest and the East. The Laboratory's Test Express business has grown as a result of these enhanced operations. Laboratory revenues increased by 21.5% from 1996 to 1997, primarily as a result of 1997 and 1996 acquisitions.

        Effective February 1, 1997, Vet's Choice was no longer reported as part of the Company's consolidated results of operations. Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997, and to continue to support and sell the Select Balance and Select Care brands through its network of animal hospitals. The agreements call for the Company to receive an aggregate of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the years ended December 31, 1998 and 1997 of $5.1 million and $4.7 million, respectively, are included in Animal Hospital revenues.

GROSS PROFIT

        The following table summarizes the Company's gross profit for each of the three years in the period ended December 31, 1998 (amounts in thousands):

                                                                 1998 %     1997 %
                         1998        1997          1996         Increase   Increase
                       --------    ---------      -------       --------   --------
Animal Hospital ....    $41,969      $32,390      $17,858         29.6%      81.4%
Laboratory .........     29,690       24,325       21,184         22.1%      14.8%
Premium Pet Food ...         --          568        3,532         --         --
                        -------      -------      -------
                        $71,659      $57,283      $42,574         25.1%      34.6%
                        =======      =======      =======

        Gross profit for the Animal Hospital operations is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospital gross profit represented 21.3%, 19.0% and 14.9% of Animal Hospital revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in the 1998 gross profit margin from 1997 is the result of internal revenue growth, better prices obtained for medical supplies and improved inventory management procedures. The 1997 increase in gross profit margin from 1996 was primarily attributable to the addition of the Consulting Fees, as well as to the higher gross profit margins at newly acquired hospitals (those acquired on or after January 1, 1996). The Company continues to take actions designed to improve gross margins at the animal hospitals. However, there can be no assurance that in the future the Company will be successful in its efforts to improve gross profit margins at these facilities.

         If all animal hospitals owned and managed by VCA met all the EITF consolidation requirements, total gross profit as a percentage of total revenues would have been 20.7%, 18.6% and 14.8% for the years ended December 31, 1998, 1997 and 1996, respectively. The gross profit margin for "same-store" hospitals (those acquired by or affiliated with VCA prior to January 1, 1997) was 18.7% and 16.7% for 1998 and 1997, respectively. The gross profit margin for "newly acquired" hospitals (those acquired by or affiliated with VCA on or after January 1, 1997) was 17.7% for 1998. "Same-store" gross profit margins were 16% for both 1997 and 1996, for those hospitals acquired by or affiliated with VCA prior to January 1, 1996. Gross profit margins for "newly acquired" hospitals were 21.0% and 13.5% in 1997 and 1996, respectively. Gross profit margins for "same-store" and "newly acquired" hospitals have been calculated excluding the Consulting Fees of $5.1 million and $4.7 million earned in 1998 and 1997, respectively.

         Gross profit of the Laboratory operations is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratory gross profit represented 33.0%, 35.3% and 37.3% of Laboratory revenues for the years ended December 31, 1998, 1997 and 1996 respectively. The decrease in the gross profit margin for 1998 compared to 1997 was primarily attributable to costs incurred in connection with the phase-in of operations from the acquisition of LabCorp's veterinary diagnostic laboratory business. The decrease in the gross profit margin for 1997 compared to 1996, was primarily the result of the expansion of Laboratory services, particularly in the East, and the strengthening of the Laboratory division's management team.

        Premium Pet Food gross profit is comprised of revenues less cost of goods sold, including freight and distribution costs. Premium Pet Food gross profit , as a percentage of revenues, was 53.4% in 1997 and 40.7% in 1996.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expense for the three years ended December 31, 1998, is comprised of the following (amounts in thousands):

                                               1998      1997      1996
                                            --------  --------  -------
       VCA Corporate ..................     $ 14,218  $ 13,093  $ 10,450
       Laboratory .....................        5,475     4,183     4,619
       Premium Pet Food ...............           --       400     4,666
                                            --------  --------  --------
                                            $ 19,693  $ 17,676  $ 19,735
                                            ========  ========  ========

        VCA Corporate selling, general and administrative expense increased $1,125,000 or 8.6%, from 1997 to 1998, and $2,643,000 or 25.3%, from 1996 to
1997. As a percentage of Animal Hospital revenues, VCA Corporate selling, general and administrative expense decreased from 8.7% for 1996 to 7.7% for 1997 and to 7.2% for 1998. The decreases in selling, general and administrative expense as a percentage of revenue were primarily attributable to increases in revenues without comparable increases in expenses.

        Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Laboratory selling, general and administrative expense increased $1,292,000, or 30.9%, from 1997 to 1998, and decreased $436,000, or
9.4%, from 1996 to 1997. As a percentage of Laboratory revenues, Laboratory selling, general and administrative expense decreased from 8.1% for 1996 to 6.1% for both 1997 and 1998. The decreases in selling, general and administrative expense as a percentage of revenue were primarily attributable to increases in revenues without comparable increases in expenses.

        Premium Pet Food selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Premium Pet Food general and administrative expense decreased $4,266,000 or 91.4%, from 1996 to 1997, due to the assumption of management responsibilities for Vet's Choice by HPP in February 1997.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased $1,933,000, or 17.3%, from 1997 to 1998, and $3,703,000, or 49.4%, from 1996 to 1997. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years. The increase in depreciation and amortization expense is primarily due to the acquisition of animal hospitals and veterinary diagnostic laboratories.

RESTRUCTURING AND ASSET WRITE-DOWN

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") and recorded a restructuring charge of $5,701,000 and an asset write-down charge of $9,512,000. The major components of the 1996 Plan included:
(1) the termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of 12 animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations; and (3) contract terminations and write-down of assets in connection with the move to common communications and computer systems. Collectively, the 12 hospitals had aggregate revenue of $6,814,000 and net operating loss of $350,000 for the year ended December 31, 1996. The restructuring of the laboratory operations consisted primarily of: (i) plans to relocate the Company's facility in Indiana to Chicago; (ii) the downsizing of its Arizona operations; (iii) the standardization of laboratory and testing methods throughout all the Company's laboratories, resulting in the write-down of equipment that will no longer be utilized; and (iv) the shut-down of a facility in the Midwest.

        During 1998, actions taken pursuant to the 1996 Plan were as follows:

        (a)    The Company closed one animal hospital.

        (b) The Company shut-down certain computer hardware and software as part of its migration to common computer systems.

        (c) The Company decided that two hospitals would continue to be operated instead of closed as was originally outlined in the 1996 Plan. The hospitals' local markets improved since the 1996 Plan was determined, causing the Company's management to revise its plan.

        (d) The Company terminated its attempts to sell one hospital because it has been unable to negotiate a fair sales price based on the hospital's operating results.

        Reserves of $593,000 related to the three hospitals discussed in (c) and
(d) above were utilized to offset increases in the expected cost to extinguish lease commitments and contract obligations that were part of the 1996 Plan.

        In 1998, asset write-downs of $632,000 were recorded and cash expenditures of $988,000 were made for the 1996 Plan.

        The activity that occurred within the 1996 Plan during 1997 was as follows:

        (a)    The Company sold four of its animal hospitals.

        (b) The Company's laboratory division relocated its facility in Indiana to Illinois, downsized its Arizona operations, substantially completed its standardization of laboratory and testing methods, and replaced its communications system.

        (c) The Company's hospital division completed its evaluation of the property value at one of its hospitals and replaced certain equipment and software.

        (d) At September 30, 1997, the Company reversed $2,074,000 of the restructuring reserve established for the 1996 Plan. The events that triggered the need to reverse a portion of the 1996 Plan charge were as follows:

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

        In 1997, asset write-downs of $2,121,000 were recorded and cash expenditures of $1,264,000 were made for the 1996 Plan.

        At December 31, 1998, $1,392,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, including $972,000 of lease obligations which extend through 2014.

        During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional 12 hospitals did not meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"), resulting in restructuring and asset write-down charges of $2,074,000. The major components of the 1997 Plan consisted of the termination of leases, amounting to $1,198,000, and the write-down of intangibles, property and equipment, amounting to $876,000. Collectively, the 12 hospitals had aggregate revenue of $5,378,000 and net operating income of $176,000 for the year ended December 31, 1997.

        The Company closed three animal hospitals in 1998 pursuant to the 1997 Plan, resulting in the write-off of $299,000 of property and equipment, and cash expenditures of $81,000 for lease obligations and closing costs.

        During 1998, the Company determined that five of the animal hospitals that were to be sold as part of the 1997 Plan would be kept due to their improved performance. The $378,000 reserve recorded in the 1997 Plan for these five hospitals will be utilized for charges expected for the remaining four animal hospitals to be sold pursuant to the 1997 Plan.

        During 1997, the Company, as part of the 1997 Plan, recorded $466,000 of non-cash write-downs, consisting of a write-down of intangibles.

        At December 31, 1998, $1,228,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and non-cash charges pertaining to the sale of four animal hospitals. The 1997 Plan is expected to be completed by the second quarter of 1999, although certain lease obligations will continue through 2005.

MERGER COSTS

        In connection with the Pets' Rx merger in 1996, the Company recorded costs to complete the transaction amounting to $2,901,000, primarily comprised of legal, accounting, investment advisor, termination of employment agreements and severance costs.

OPERATING INCOME (LOSS)

        Operating income increased to $38,834,000 for 1998 from $28,408,000 for 1997, which had increased from a loss of $2,771,000 for 1996. The operating loss in 1996 includes restructuring charges, asset write-downs and merger costs totaling $18,114,000, as well as the operating losses of Vet's Choice amounting to $1,263,000. Excluding these items, operating income would have been $16,606,000 for 1996. Operating income would have increased $11,802,000 from 1996 to 1997. The increases experienced in 1998 and 1997 are primarily the result of the increased number of animal hospitals and veterinary diagnostic laboratories owned and operated by the Company and the addition of the Consulting Fees. As a percentage of revenues, operating income, excluding the restructuring charges, asset write-downs, merger costs and Vet's Choice losses, would have been 9.1% for 1996, 11.9% for 1997 and 13.8% for 1998.

INTEREST INCOME

        Interest income decreased to $2,357,000 in 1998 from $4,182,000 for 1997 and $4,487,000 for 1996. The decreases over the three-year period were the result of decreases in the Company's cash and marketable securities balances resulting primarily from cash used in acquisitions.

INTEREST EXPENSE

        Interest expense was $11,189,000 for 1998, $11,593,000 for 1997 and
$7,812,000 for 1996, representing a decrease of $404,000, or 3.5%, in 1998 and an increase of $3,781,000, or 48.4%, in 1997. The increase from 1996 to 1997 was primarily due to increases in the Company's outstanding indebtedness incurred for acquisitions and the sale of $84,385,000 of 5.25% convertible subordinated debentures in April 1996.

INCOME TAXES

        Income tax expense was $12,954,000, $9,347,000, and $1,959,000 for 1998,
1997 and 1996, respectively. A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate for each of the three years in the period ended December 31, 1998 is included in Note 11 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for each of the years was higher than the statutory rate and the Company expects that its effective income tax rate will be higher than the statutory rate in the future primarily due to the nondeductibility for income tax purposes of the amortization of certain goodwill. In addition, the Company's effective tax rate was higher than the statutory rate in 1996 due to the uncertainty of the deductibility of the write-down of certain assets, restructuring charges and acquisition related costs.

MINORITY INTEREST

        Minority interest in income of the consolidated subsidiaries was $780,000, $424,000, and $6,577,000 for 1998, 1997 and 1996, respectively. The decrease from 1996 to 1997 is primarily due to the Company acquiring the remaining 49% interest in the Vet Research joint venture and the restructuring of the Vet's Choice joint venture.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires continued access to cash, primarily to fund acquisitions, reduce long-term debt obligations and to fund property and equipment additions.

        Cash provided by operations during the years ended December 31, 1998, 1997 and 1996 was $27,123,000, $22,674,000 and $1,603,000, respectively. The increases from 1996 to 1998 are primarily attributable to increases in income as a result of the growth in the number of facilities operated by the Company, increases in operating margins, and the addition of the Consulting Fees. The Company's operating cash flow for 1996 was adversely impacted by the Vet's Choice joint venture, which had a net cash outflow of $1,715,000. Excluding the Vet's Choice operations, cash provided by operations in 1996 was $3,318,000.

        During 1998, 1997 and 1996, in connection with acquisitions, the Company used cash in the amounts of $21,378,000 (acquisition of 11 hospitals and one veterinary diagnostic laboratory), $28,988,000, (acquisition of 15 hospitals, three veterinary diagnostic laboratories and the remaining interest in Vet Research) and $27,496,000 (acquisition of 22 hospitals and six veterinary diagnostic laboratories), respectively. From January 1, 1999 through March 25, 1999, the Company used cash of approximately $2,793,000 to acquire three animal hospitals and one veterinary diagnostic laboratory. In addition, on March 10, 1999, the Company entered into a merger agreement with AAH Management Corp. ("AAH"), wherein the Company will buy the stock of AAH and assume AAH liabilities. In connection with the merger, the Company will use approximately $8.4 million in cash.

        During 1998, 1997 and 1996, the Company used $11,678,000, $7,241,000 and
$6,962,000, respectively, to purchase property and equipment and $20,591,000, $16,198,000 and $11,135,000 to reduce long-term obligations, respectively.

        In April 1996, the Company received net proceeds of $82,034,000 related to the sale, in an offshore offering and concurrent private placement in the United States, of $84,385,000 of 5.25% convertible subordinated debentures due in 2006. The debentures, non-callable for three years, are convertible into approximately 2.5 million shares of the Company's common stock at a rate of $34.35 per share. Also in 1996 the Company received net proceeds of $13,800,000 in connection with the exercise of 1,962,452 of its redeemable warrants. The warrants expired in October 1996. In connection with the formation of Vet Research in March 1995, the Company issued warrants to purchase 363,636 shares of its common stock at $11.00 per share. During 1996, the Company received $2,134,000 in connection with the exercise of 194,000 of these warrants. The warrants expired in the first quarter of 1997.

        The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of animal hospitals for cash, stock and notes. Subject to available capital, the Company anticipates it will complete the acquisition of AAH and an additional 10 to 20 individual animal hospitals in 1999, which will require cash of up to $20 million. In addition, the Company continues to examine acquisition opportunities in the veterinary laboratory field which may impose additional cash requirements.

        The Company has debt payment obligations related to the Animal Hospital and Laboratory operations owned as of December 31, 1998, of approximately $17.4 million and $17.6 million in the years ended December 31, 1999 and 2000, respectively. Interest payments on the convertible debentures amount to $4,430,000 annually. In addition, the Company is building or has plans to upgrade, expand or replace facilities for 23 animal hospitals for a total cost of approximately $10.2 million, as well as to replace or upgrade equipment, as needed. The Company also expects to continue to upgrade its management information systems in 1999 for approximately $7.7 million.

        On March 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to $15 million of its common stock on the open market. As of March 25, 1999, the Company has acquired 54,000 shares for a total consideration of $804,250.

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

IMPACT OF YEAR 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer hardware and software language which utilizes two digits rather than four digits to define the applicable year. As a result, some of the Company's software, hardware, equipment and building operating systems have date-sensitive software or embedded chips which may recognize a date using "00" as Year 1900 rather than as Year 2000, or not recognize the year at all. This could result in system failures resulting in disruptions in Company operations, including a temporary inability of the Company to process transactions and customer invoices or engage in normal business activities.

        The Company has determined that it will be required to modify or replace significant portions of its software, hardware, equipment and building operating systems so that those systems and equipment will properly function beyond December 31, 1999. The Company presently believes that with modification or replacement of certain existing software, hardware, equipment and building operating systems, the Year 2000 issue should be mitigated. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

STATE OF READINESS

        The Company's plan to resolve its Year 2000 issues involves the following four phases: (i) completing an inventory of all software, hardware, equipment and building operating systems ("Inventory"); (ii) assessing the Year 2000 compliance status of all software, hardware, equipment and building operating systems ("Assessment"); (iii) repairing or replacing software, hardware, equipment and building operating systems that are determined not to be Year 2000 compliant ("Repair/Replace"); and (iv) testing software, hardware, equipment and building operating systems for Year 2000 compliance ("Testing"). The Company will assess each of its three divisions of business operations (Animal Hospital, Laboratory and VCA Corporate) for Year 2000 compliance.

        As of March 25, 1999, the Company has completed its inventory of all software, hardware, equipment and building operating systems. The Company has completed its assessment of the IT (Information Technology) systems that could be significantly affected by the Year 2000 issue. A preliminary assessment of the non-IT systems and equipment resulted in the determination that the impact of the Year 2000 issue on such non-IT systems and equipment would not be material to the Company's overall operations. A final assessment and determination of non-IT systems and equipment will be performed in April 1999. There are no significant IT projects that have currently been deferred due to the Year 2000 efforts.

        The Company's Year 2000 compliance plan includes either upgrades to or replacement of software, hardware, equipment and building operating systems to bring all of the Company's systems and equipment into compliance. The Company's Year 2000 efforts are progressing according to schedule. The status of the Company's progress, identified by phase and division, is summarized in the table below:

                                                                     Estimated
                                                     Projected      Percentage
     Phase          Division        Start Date    Completion Date    Complete
     -----       ---------------  --------------  ---------------   ----------
Inventory        Animal Hospital  September 1998    January 1999       100%
                 VCA Corporate    September 1998    January 1999       100%
                 Laboratory       September 1998    January 1999       100%

Assessment       Animal Hospital    October 1998      April 1999        80%
                 VCA Corporate      October 1998      March 1999       100%
                 Laboratory       September 1998      April 1999        90%

Repair/Replace   Animal Hospital   February 1999   November 1999        10%
                 VCA Corporate      October 1998     August 1999        60%
                 Laboratory         October 1998       June 1999        90%

Testing          Animal Hospital   February 1999   November 1999        10%
                 VCA Corporate      October 1998     August 1999        60%
                 Laboratory         October 1998       June 1999        80%

        The Company projects that modifications to all software, hardware, equipment and building operating systems will be Year 2000 compliant by November 1999. It is expected that this will allow sufficient time for further modifications, if necessary, prior to the arrival of the Year 2000. There is no certainty that the schedule will proceed according to plan or will not be delayed. Specific factors that might cause such delays include the availability of personnel and the ability to locate and correct all relevant IT and non-IT systems and equipment.

        The Company has completed the process of contacting material third parties (suppliers, vendors and subcontractors) to determine the extent to which the Company may be vulnerable as a result of a failure by any of these third parties to remedy their own Year 2000 issues. The Company has requested all material third parties to respond to a questionnaire, which was sent by the Company, on the status of their Year 2000 compliance, and to provide written assurance that they will be Year 2000 compliant. As of March 25, 1999, the Company has received approximately 65% of the required responses from material third parties. Most of the responses received from third parties indicated that they are in process of evaluating their Year 2000 compliance. The Company expects to evaluate and verify the status of all material third-party Year 2000 compliance status through follow-up questionnaires, letters and phone calls. The Company is uncertain whether the risks of non-Year 2000 compliance by third parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor or supplier and expects to find alternative resources in order to continue to conduct daily operations. However, there can be no assurance that material third parties will not suffer a Year 2000 business disruption which could have an adverse effect on the Company's results of operations or financial position.

COSTS TO ADDRESS YEAR 2000 COMPLIANCE

        The Company will utilize both internal and external resources to inventory, assess, repair or replace and test the software, hardware, equipment and building operating systems needed for Year 2000 modifications. The Company has prepared a budget relating to all aspects for Year 2000 compliance. This budget accounts for all labor, hardware, software, maintenance and equipment, including Animal Hospital's medical billing systems, VCA Corporate's accounting system and Laboratory's billing and diagnostic systems.

        Expenditures for Year 2000 compliance costs approximated $365,000 in 1998. The Company's expenditures in 1999 through March 25, 1999 amounted to approximately $600,000. The Company currently has contractual obligations amounting to approximately $1.5 million and projects spending an additional $5.6 million in 1999. The total 1999 budget for the Year 2000 project is estimated at approximately $7.7 million. There can be no assurance that the actual cost of Year 2000 correction will not materially exceed these estimates. The projected costs will be funded through normal operations and leasing of hardware and software. Additionally, the Company has recently determined that certain software, hardware, equipment and building operating systems will not have useful lives beyond 1999 because of Year 2000 system issues. This will result in shorter useful lives than originally projected. Total depreciation on such software, hardware, equipment and building operating systems in 1999 is estimated to amount to $1.6 million, which includes $975,000 of additional accelerated depreciation as a result of the shorter projected useful lives.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

        Unless the Company completes the planned upgrades and implementation software, hardware, equipment and building operating systems, the Year 2000 issue will pose significant operational problems. If such conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Failure to be Year 2000 compliant could result in potential unidentified liabilities, a decline in billing and collections, and the Company's inability to perform necessary day-to-day functions. At this time, the estimated lost revenues and the impact on the Company's operations and financial position cannot be determined. The following describes the most reasonably likely worst case Year 2000 scenarios for each division of the Company:

        (a) The Company's animal hospitals' medical billing systems could cease to function properly, resulting in an inability of the Company to access data or operate the computerized cash balancing features. Additionally, the medical non-IT systems and equipment could fail, resulting in an inability of the Company to provide certain services for clients.

        (b) The Company's accounting and payroll systems could fail or malfunction, resulting in data files to become corrupted on a Company-wide basis. Such failure or malfunction would also prevent the accounts payable, accounts receivable and payroll functions from operating properly, thus resulting in the inability to produce checks and could possibly delay billings and cash collections.

        (c) The Company's laboratories could experience problems if the computer interface with the lab equipment and/or fax machines fail. This would prohibit the computerization of lab reports and results, resulting in a delay in reporting results to clients. Certain non-IT medical systems and equipment also could fail, resulting in an inability of the Company to provide certain services for customers.

        (d) In addition, if any material third parties fail to appropriately remedy their Year 2000 issues, such failure could have a material adverse effect on the Company's daily operations, results of operations and financial position.

CONTINGENCY PLAN

        The Company's Year 2000 compliance plan will ultimately include the development of contingency plans for each division in the event that the Company has not completed all of its compliance phases in a timely manner or as a result of any third parties who are unable to provide goods or services essential to the Company's operations. The Company is in the process of developing the appropriate contingency plans should it fail to meet its Year 2000 compliance objectives by December 31, 1999. The Company expects to establish formal contingency plans for each division by June 1999.

NEW ACCOUNTING PRONOUNCEMENTS

        In June, 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair market value. The Company has not determined what impact the adoption of SFAS 133 will have on its financial position or results of operations.

        In April 1998, the American Institute Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities", ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 will have no material effect on the Company's financial position or results of operations.

        In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. The adoption of SFAS 128 did not have a material effect on the Company's financial position or its results of operations.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which was effective for fiscal years beginning after December 15, 1997. SFAS 130 defines comprehensive income as all changes in equity during a period, except those resulting from investment by owners and/or distribution to owners. The Company adopted SFAS 130 in the first quarter of 1998. The adoption of SFAS 130 resulted in additional disclosure and presentation in the financial statements for the year ended December 31, 1998.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to report selected financial information by segments as defined in SFAS 131. The Company adopted SFAS 131 with its annual financial statements for the year ended December 31, 1998, as dictated by the requirements of SFAS 131. The adoption of SFAS 131 did not have a material effect on the Company's financial position or its results of operations.

        The Emerging Issues Task Force of the FASB has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the contractual management relationships between entities that operate in the health care industry, which includes the practices of medicine, dentistry and veterinary science. The Company adopted EITF 97-2 with its annual financial statements for the year ended December 31, 1998 as dictated by the requirements of EITF 97-2. The adoption of EITF 97-2 did not have a material effect on the Company's financial position or its results of operations. The Company's financial statements for the years ended December 31, 1997 and 1996 have been restated to conform to the 1998 presentation.

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

The following table sets forth revenues, net income and diluted earnings per share for each of the quarters in 1998 and 1997 (in thousands, except per share amounts):

                                                  Quarter Ended
                                 ----------------------------------------------
                                 Mar 31,      June 30,    Sept. 30,     Dec. 31,
                                   1998        1998         1998          1998
                                 -------      -------      -------      -------
 1998
 Revenues ...................    $62,069      $74,680      $74,599      $69,691
 Net income .................      2,307        6,082        4,841        3,038
 Diluted earnings per share..       0.11         0.28         0.22         0.14


                                                  Quarter Ended
                                 ----------------------------------------------
                                  Mar 31,    June 30,     Sept. 30,    Dec. 31,
                                   1997        1997         1997         1997
                                 -------      -------      -------      -------
1997
Revenues ..................      $55,428      $62,348      $61,230      $56,907
Net income ................        1,410        4,351        3,415        2,050
Diluted earnings per share          0.07         0.21         0.16         0.10

INFLATION

        Historically, the Company's operations have not been materially affected by inflation. There can be no assurance that the Company's operations will not be affected by inflation in the future.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

        Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets' Rx"), as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. As a result of these acquisitions, our revenues grew from $181.4 million in 1996 to $235.9 million in 1997 to $281.0 million in 1998. In 1999, through March 25, 1999, we acquired three animal hospitals and one veterinary diagnostic laboratory. On March 10, 1999, we entered into a merger agreement with AAH Management Corp. to acquire 15 veterinary practices in the New York and New Jersey markets, effective April 1, 1999.

        We have experienced, and will continue to experience, a strain on our administrative and operating resources. Our growth has also increased the demands on our information systems and controls. We cannot guarantee that we will be able to identify, consummate and integrate acquired companies without substantial delays, costs or other problems. Once integrated, these acquired companies may not be profitable. In addition, acquisitions involve several other risks including:

     o    adverse short-term effects on our reported operating results

     o    impairments of goodwill and other intangible assets

     o    the diversion of management's attention

     o    the dependence on retention, hiring and training of key personnel

     o    the amortization of intangible assets

     o    risks associated with unanticipated problems or legal liabilities


        Our failure to manage our growth effectively will have a material adverse effect on our results of operations and our ability to execute our business strategy.

DEPENDENCE ON ACQUISITIONS FOR GROWTH - IF WE DO NOT ACHIEVE OUR ACQUISITION PROGRAM STRATEGY OUR GROWTH WILL BE DIMINISHED.

        We plan to grow primarily by acquisitions of established animal hospitals. Our acquisition strategy involves a number of factors which are difficult to control including:

     o    the identification of potential acquisition candidates

     o    the willingness of the owners to sell on reasonable terms

     o    the satisfactory completion of negotiations

     o    minimal disruption to our existing operations

        Also, our acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal compliance. Any adverse regulatory decision may negatively affect our operations by assessing fines or penalties or requiring us to divest one or more of our operations.

        Our acquisition strategy may cause us to divert our time from operating matters, which may cause the loss of business and personnel. There are also possible adverse effects on earnings resulting from the possible loss of acquired customer bases, amortization of goodwill created in purchase transactions and the contingent and latent risks associated with the past operations of and other unanticipated problems arising in the acquired business. If we have sufficient capital, our acquisition strategy involves the acquisition of at least 15 to 25 facilities per year. Our success is dependent upon our ability to timely identify, acquire, integrate and manage profitably acquired businesses. If we cannot do this, our business and growth may be harmed.

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

        We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At December 31, 1998, we have consolidated long-term obligations (including current portion) of $159.8 million and our ratio of long-term debt (including current portion) to total stockholders' equity was 79%. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

               A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At December 31, 1998, our balance sheet reflected $261.2 million of intangible assets of these types which is a substantial portion of our total assets of $392.9 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase will have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If VCA is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

               We continually evaluate whether events and circumstances have occurred that suggest that we may not be able to recover the remaining balance of our intangible assets or that the estimated useful lives of our intangible assets has changed. If we determine that certain intangible assets have been impaired, we will reduce the carrying value of those intangible assets, which could have a material adverse effect on our results of operations during the period in which we recognize the reduction. Also, if we determine that the estimated useful life of certain intangible assets has decreased, we will accelerate depreciation or amortization of that asset, which could have a material adverse effect on our results of operations. We recognized a write-down of goodwill and related assets in the amount of $9.5 million as part of our restructuring plan adopted during the third and fourth quarters of 1996. We may have further write-downs in future periods.

FLUCTUATIONS IN QUARTERLY RESULTS - OUR OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER WHICH COULD IMPACT OUR STOCK PRICE.

        Our operating results may fluctuate significantly in the future. We believe that quarter to quarter or annual comparisons of our operating results are not a good indication of our future performance. Historically, we have experienced higher sales in the second and third quarters than in the first and fourth quarters. The demand for our veterinary services is higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. Also, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours, as well as general economic conditions. A substantial portion of our costs are fixed and do not vary with the level of demand for our services. Therefore, net income for the second and third quarters at individual animal hospitals and veterinary diagnostic laboratories generally is higher than in the first and fourth quarters.

OUR SUCCESS DEPENDS ON KEY MEMBERS OF MANAGEMENT

        Our success will continue to depend on our executive officers and other key management personnel, particularly our Chief Executive Officer, Robert L. Antin. VCA has employment contracts with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer and Mr. Neil Tauber, Senior Vice President. Each of these agreements terminates in January 2002. VCA has no other employment contracts with its officers. None of VCA's officers is a party to non-competition covenants which extend beyond the term of their employment with VCA. VCA does not maintain any key man life insurance coverage on the lives of its senior management. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We cannot assure you that we will be able to retain our executive officers and key personnel or attract additional qualified members to management in the future. Also, the success of certain of our acquisitions may depend on our ability to retain selling veterinarians of the acquired companies. If we lose the services of any key manager or selling veterinarian, our business may be materially adversely affected.

COMPETITION

        The animal health care industry is highly competitive. We believe that the primary competitive factors in connection with animal hospitals include:

     o    convenient location

     o    recommendation of friends

     o    reasonable fees

     o    quality of care

     o    convenient hours

Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. Also, regional pet care companies and certain national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. We believe that the primary competitive factors in connection with veterinary diagnostic laboratories include:

     o    quality

     o    price

     o    time required to report results

There are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets we service. Also, several national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION

        The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we seek to comply with these laws in each state in which we operate, we cannot assure you that, given varying and uncertain interpretations of these laws, we are in compliance with these restrictions in all states. A determination that we violate any applicable restriction on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations if we are unable to restructure our operations to comply with the requirements of those states.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

        The Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock. The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock which could have a material adverse effect on the market value of the common stock.

        We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless some conditions are met. In addition, provisions of our Certificate of Incorporation and By-laws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. Also, H.J. Heinz Company has an option to purchase our interest in the Vet's Choice joint venture if there is a change in control (as defined in that agreement), which may have the same effect. As a result, stockholders may not have the opportunity to sell their shares at a substantial premium over the market price of the shares.

        In addition, we have adopted a Stockholder Rights Plan (see Note 6 of Notes to Consolidated Financial Statements). Under the Rights Plan, we distributed a dividend of one right for each outstanding share of our common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

        Future sales by existing stockholders could adversely affect the prevailing market price of the common stock. As of March 25, 1999, VCA had 21,016,250 shares of common stock outstanding (including 281,165 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act. There are also 9,145 shares which VCA is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,821,007 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

VOLATILITY OF STOCK PRICE

        Historically, our stock price has been volatile. Factors that may have significant impact on the market price of our stock include:

     o    variations in quarterly operating results

     o    litigation involving VCA

     o    announcements by VCA or its competitors

     o    general conditions in the animal health care industry

        The stock market in recent years has fluctuated in price and volume significantly. These fluctuations have been unrelated or disproportionate to the operating performance of publicly traded companies. Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

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

        Settlements have been reached with respect to these lawsuits and have been approved by the respective courts in which the actions were pending. Under the settlement, the claims against VCA and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by VCA's insurance carriers.

        The Company and certain of its current and former officers and directors were named as defendants in lawsuits filed in both Los Angeles Superior Court and the United States District Court for the Central District of California, each entitled Pegasus Holdings and Pacific Strategic Funds Group, Inc. v. Veterinary Centers of America, Inc., et al., each filed on June 19, 1998. These lawsuits primarily involve claims alleging securities fraud. Since this action is in its very preliminary stages, we are unable to assess the likelihood of an adverse result. We cannot assure you regarding the outcome of these lawsuits. Our inability to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in our payment of substantial monetary damages for which we may not be adequately insured, which could have material adverse effect on our business, financial position and result of operations. In any event, our defense of these lawsuits may result in substantial cost to VCA, as well as significant dedication of management resources, as we intend to vigorously defend against them.

ITEM 8.                       FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                -----------------

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants ............................................................. 32
Consolidated Balance Sheets as of December 31, 1998 and 1997 ......................................... 33
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 ........... 34
Consolidated Statements of Stockholders' Equity and Comprehensive Income
   for the years ended December 31, 1998, 1997 and 1996............................................... 35
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 ........... 36
Notes to Consolidated Financial Statements ........................................................... 38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veterinary Centers of America,
Inc.:

        We have audited the accompanying consolidated balance sheets of Veterinary Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veterinary Centers of America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    \s\ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP

Los Angeles, California
February 18, 1999

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                   A S S E T S

                                                                      1998          1997
                                                                    ---------    ---------
CURRENT ASSETS:
 Cash and cash equivalents ......................................   $   8,977    $  19,882
 Marketable securities ..........................................      33,358       51,371

Trade accounts receivable, less allowance for uncollectible
accounts of $6,532 and $5,128 at December 31, 1998 and 1997,
respectively ....................................................      11,436        8,964

 Inventory ......................................................       4,608        4,125
 Prepaid expenses and other .....................................       3,289        2,357
 Deferred income taxes ..........................................       4,111        3,068
 Prepaid income taxes ...........................................       5,040        5,634
                                                                    ---------    ---------
  Total current assets ..........................................      70,819       95,401
PROPERTY AND EQUIPMENT, NET .....................................      50,140       39,985
OTHER ASSETS:
 Goodwill, net ..................................................     256,505      239,117
 Covenants not to compete, net ..................................       4,722        4,725
 Notes receivable ...............................................       2,088        1,921
 Investment in Veterinary Pet Insurance .........................       5,000        1,000
 Deferred costs and other .......................................       3,609        3,940
                                                                    ---------    ---------
                                                                    $ 392,883    $ 386,089
                                                                    =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations .......................   $  17,431    $  19,369
 Accounts payable ...............................................       5,208        6,267
 Accrued payroll and related liabilities ........................       5,426        7,502
 Accrued restructuring costs ....................................       2,834        4,996
 Other accrued liabilities ......................................       8,447        9,837
                                                                    ---------    ---------
  Total current liabilities .....................................      39,346       47,971
LONG-TERM OBLIGATIONS, less current portion .....................     142,356      154,506
DEFERRED INCOME TAXES ...........................................       5,800        1,186
MINORITY INTEREST ...............................................       2,696        1,575
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock; $.001 par value; authorized -- 60,000 shares:
   Issued and outstanding, including shares in treasury
     -- 20,816 and 20,320 at December 31, 1998 and 1997,
     respectively ...............................................          20           20
 Additional paid-in capital .....................................     202,850      196,745
 Retained earnings (deficit) ....................................       3,380      (12,888)
 Other comprehensive income - unrealized loss on investments ....        (468)          --
 Notes receivable from stockholders .............................        (617)        (546)
 Less cost of common stock held in treasury -- 227 shares at both
      December 31, 1998 and 1997 ................................      (2,480)      (2,480)
                                                                    ---------    ---------
  Total stockholders' equity ....................................     202,685      180,851
                                                                    ---------    ---------
                                                                    $ 392,883    $ 386,089
                                                                    =========    =========




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        1998       1997         1996
                                                      --------   ---------    ---------
Revenues ..........................................   $281,039   $ 235,913    $ 181,428
Direct costs ......................................    209,380     178,630      138,854
                                                      --------   ---------    ---------
     Gross profit .................................     71,659      57,283       42,574
Selling, general and administrative expense .......     19,693      17,676       19,735
Depreciation and amortization expense .............     13,132      11,199        7,496
Merger costs ......................................         --          --        2,901
Restructuring charges .............................         --       2,074        5,701

Write-down of assets ..............................         --          --        9,512
Reversal of the 1996 Plan restructuring charges ...         --      (2,074)          --
                                                      --------   ---------    ---------
     Operating income (loss) ......................     38,834      28,408       (2,771)
Interest income ...................................      2,357       4,182        4,487
Interest expense ..................................     11,189      11,593        7,812
                                                      --------   ---------    ---------
     Income (loss) before minority interest and
provision for
        income taxes ..............................     30,002      20,997       (6,096)
Minority interest in income of subsidiaries .......        780         424        6,577
                                                      --------   ---------    ---------
    Income (loss) before provision for income taxes     29,222      20,573      (12,673)
Provision for income taxes ........................     12,954       9,347        1,959
                                                      --------   ---------    ---------
     Net income (loss) ............................   $ 16,268   $  11,226    $ (14,632)
                                                      ========   =========    =========

     Basic earnings (loss) per common share .......   $   0.80   $    0.57    $   (0.92)
                                                      ========   =========    =========

     Diluted earnings (loss) per common share .....   $   0.74   $    0.53    $   (0.92)
                                                      ========   =========    =========

     Shares used for computing basic earnings
          (loss) per share ........................     20,350      19,626       15,942
                                                      ========   =========    =========

     Shares used for computing diluted earnings
          (loss) per share ........................     21,940      21,013       15,942
                                                      ========   =========    =========

















        The accompanying notes are an integral part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                                Notes
                                                      Common Stock       Additional       Treasury Stock        Receivable
                                                    -----------------     Paid-In        -----------------        From
                                                    Shares     Amount     Capital        Shares     Amount     Stockholders
                                                    -------    ------     --------       ------     ------     ------------
BALANCES, December 31, 1995 ..................      $12,826      $13      $ 99,685         --       $    --         $--
  Net loss ...................................           --       --            --         --            --          --
  Sale of common stock .......................            8       --           207         --            --          --
  Exercise of redeemable warrants ............        1,962        2        13,798         --            --          --
  Exercise of warrants issued in
     connection with the Vet Research joint
     venture .................................          194       --         2,134         --            --          --
  Exercise of stock options ..................           79       --           337         --            --          --
  Business acquisitions ......................        4,120        5        74,814         --            --          --
  Conversion of convertible debt .............            6       --            54         --            --          --
  Settlement of guaranteed purchase price
    contingently payable in cash or
    common stock .............................            9       --            --         --            --          --
  Purchase of treasury shares ................           --       --            --        (78)         (724)         --
  Issuance of stock in settlement of
    employment obligations ...................           45       --         1,138         --            --          --
                                                     ------       --       -------       ----        ------        ----
BALANCES, December 31, 1996 ..................       19,249       20       192,167        (78)         (724)         --
  Net income .................................           --       --            --         --            --          --
  Exercise of stock options ..................          278       --         2,455         --            --        (546)
  Business acquisitions and earn-outs ........          176       --         2,122         --            --          --
  Settlement of guaranteed purchase price
    contingently payable in cash or
    common stock .............................           34       --            --         --            --          --
  Conversion of preferred stock to common
    stock ....................................          583       --             1         --            --          --
  Purchase of treasury shares ................           --       --            --       (149)       (1,756)         --
                                                     ------       --       -------       ----        ------        ----
BALANCES, December 31, 1997 ..................       20,320       20       196,745       (227)       (2,480)       (546)
  Net income .................................           --       --            --         --            --          --
Other comprehensive income -- unrealized loss
  on investments (No tax benefit recognized) .           --       --            --         --            --          --

Comprehensive income .........................           --       --            --         --            --          --
  Exercise of stock options ..................          194       --         2,037         --            --          --
  Interest on Notes ..........................           --       --            --         --            --         (71)
  Business acquisitions and earn-outs ........          174       --         3,147         --            --          --
  Conversion of convertible debt .............           12       --            85         --            --          --
  Settlement of guaranteed purchase price
   contingently payable in cash or common
   stock .....................................           21       --            --         --            --          --
  Restricted stock bonus .....................           95       --           836         --            --          --
BALANCES, December 31, 1998 ..................      $20,816      $20      $202,850      $(227)      $(2,480)      $(617)
                                                    =======      ===      ========      =====       =======       =====

                                                                  Accumulated
                                                     Retained        Other
                                                     Earnings    Comprehensive   Comprehensive
                                                     (Deficit)        Loss          Income
                                                     ---------   -------------   -------------
BALANCES, December 31, 1995 ..................       $ (9,482)        $--               $--
  Net loss ...................................        (14,632)         --           (14,632)
  Sale of common stock .......................             --          --                --
  Exercise of redeemable warrants ............             --          --                --
  Exercise of warrants issued in
     connection with the Vet Research joint
     venture .................................             --          --                --
  Exercise of stock options ..................             --          --                --
  Business acquisitions ......................             --          --                --
  Conversion of convertible debt .............             --          --                --
  Settlement of guaranteed purchase price
    contingently payable in cash or
    common stock .............................             --          --                --
  Purchase of treasury shares ................             --          --                --
  Issuance of stock in settlement of
    employment obligations ...................             --          --                --
                                                      -------       -----           -------
BALANCES, December 31, 1996 ..................        (24,114)         --                --
  Net income .................................         11,226          --            11,226
  Exercise of stock options ..................             --          --                --
  Business acquisitions and earn-outs ........             --          --                --
  Settlement of guaranteed purchase price
    contingently payable in cash or
    common stock .............................             --          --                --
  Conversion of preferred stock to common
    stock ....................................             --          --                --
  Purchase of treasury shares ................             --          --                --
                                                      -------       -----           -------
BALANCES, December 31, 1997 ..................        (12,888)         --
  Net income .................................         16,268          --            16,268
Other comprehensive income -- unrealized loss
  on investments (No tax benefit recognized) .             --        (468)             (468)
                                                                                    -------
Comprehensive income .........................             --          --           $15,800
  Exercise of stock options ..................             --          --           =======
  Interest on Notes ..........................             --          --
  Business acquisitions and earn-outs ........             --          --
  Conversion of convertible debt .............             --          --
  Settlement of guaranteed purchase price
   contingently payable in cash or common
   stock .....................................             --          --
  Restricted stock bonus .....................             --          --
BALANCES, December 31, 1998 ..................       $  3,380       $(468)
                                                     ========       =====

         The accompanying notes are an integral part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                  1998        1997         1996
                                                                --------    ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss) ..........................................   $ 16,268    $  11,226    $ (14,632)
 Adjustments to reconcile net income (loss) to net cash
 provided
   by operating activities:
   Depreciation and amortization ............................     13,132       11,199        7,496
   Provision for uncollectible accounts .....................      2,898        2,726        1,844
   Amortization of debt discount ............................        431          392          290
   Restructuring costs and asset write-downs ................         --           --       15,213
   Minority interest in income of subsidiaries ..............        780          424        6,577
   Distributions to minority interest partners ..............       (627)        (424)      (7,292)
   Issuance of common stock in settlement of employment
     obligations ............................................         --           --        1,138
   Increase in accounts receivable, net .....................     (3,749)      (3,176)      (2,573)
   Decrease (increase) in inventory .........................       (242)         201       (2,111)
   Decrease (increase) in prepaid income taxes ..............        594       (3,497)      (1,643)
   Decrease (increase) in prepaid expenses and other ........     (1,061)         655         (231)
   Decrease (increase) in deferred income tax asset .........     (1,043)         615        1,249
   Increase (decrease) in accounts payable and accrued
      liabilities ...........................................     (4,872)       1,147       (2,421)
   Increase (decrease) in deferred income tax liability .....      4,614        1,186       (1,301)
                                                                --------    ---------    ---------
   Net cash provided by operating activities ................     27,123       22,674        1,603
                                                                --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash acquired ..............    (21,378)     (28,988)     (27,496)
   Property and equipment additions, net ....................    (11,678)      (7,241)      (6,962)
   Investments in marketable securities .....................    (44,902)    (102,363)    (249,934)
   Proceeds from sales or maturities of marketable securities     62,447      124,298      218,783
   Proceeds from the sale of property equipment .............        239          153          209
   Capital contribution of minority interest partners .......         13          246          990
   Capital distribution to minority interest partner ........         --       (1,318)          --
   Investment in Veterinary Pet Insurance ...................     (4,000)      (1,000)          --
                                                                --------    ---------    ---------
   Net cash used in investing activities ....................    (19,259)     (16,213)     (64,410)
                                                                --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of convertible subordinated
   debentures ...............................................         --           --       82,034
   Reduction of long-term obligations and notes payable .....    (20,591)     (16,198)     (11,135)
   Payments received on notes receivable ....................        161          110          379
   Advances for notes receivable not related to sale of .....         --
     assets .................................................       (281)        (265)          --
   Payments on guaranteed purchase price contingently
     payable in cash or common stock ........................        (95)          --           --
   Net proceeds from sale of common stock ...................         --           --          207
   Net proceeds from exercise of redeemable warrants ........         --           --       13,800
   Proceeds from exercise of warrants issued in connection
     with Vet Research joint venture ........................         --           --        2,134
   Proceeds from issuance of common stock under stock option
     plans ..................................................      2,037        1,909          337
   Purchase of treasury stock ...............................         --       (1,756)        (724)
                                                                --------    ---------    ---------
   Net cash provided by (used in) financing activities ......    (18,769)     (16,200)      87,032
                                                                --------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (10,905)      (9,739)      24,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............     19,882       29,621        5,396
                                                                --------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $  8,977    $  19,882    $  29,621
                                                                ========    =========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (CONTINUED)
                                 (IN THOUSANDS)




                                                          1998        1997        1996
                                                        --------    --------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid .....................................   $ 11,301    $ 10,900    $   6,828
  Income taxes paid .................................     10,944       9,664        3,774

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  In connection with acquisitions, assets acquired
    and liabilities assumed were as follows:
   Fair value of assets acquired ....................   $ 30,740    $ 72,331    $ 146,756
   Less consideration given:
     Cash paid ......................................    (20,255)    (28,880)     (25,345)
     Cash paid in settlement of assumed liabilities .       (812)       (108)      (2,151)
     Common stock issued ............................     (3,100)     (2,122)     (74,819)
                                                        --------    --------    ---------
   Liabilities assumed including notes payable issued   $  6,573    $ 41,221    $  44,441
                                                        ========    ========    =========

   Non-cash capital contribution of minority
     interest partners ..............................   $     --    $     --    $     295
                                                        ========    ========    =========
   Issuance of common stock in exchange
     for convertible debt ...........................   $     --    $     --    $      54
                                                        ========    ========    =========
   Non-cash increase in long-term obligations due to
     purchase of equipment and building .............   $     --    $     --    $     510
                                                        ========    ========    =========








        The accompanying notes are an integral part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

        In 1993, the Company began to expand the scope of its Operations by launching into the veterinary diagnostic laboratory and premium pet food markets. The integration of the veterinary care, veterinary diagnostic laboratory and premium pet food markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners. From 1993 through 1995, the Company acquired and integrated into its operations 36 animal hospitals. In 1996, the Company completed two significant acquisitions, which more than doubled the Company's animal hospital operations. Pets' Rx, Inc. ("Pets' Rx") was acquired in June 1996 (16 hospitals) in a business combination accounted for as a pooling of interests, and The Pet Practice, Inc. ("Pet Practice") was acquired in July 1996 (84 hospitals). The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition to the two significant 1996 acquisitions, the Company has purchased 46 animal hospitals in the three years ended December 31, 1998. At December 31, 1998, the Company owned or operated 168 animal hospitals, throughout 26 states, as detailed in the following tables:


           Western States             Central States              Eastern States
        --------------------        -------------------        --------------------
        Alaska             4        Illinois         14        Connecticut        2
        Arizona            1        Indiana           7        Delaware           3
        California        39        Michigan         12        Florida           19
        Colorado           2        Nebraska          1        Georgia            1
        Hawaii             1        Ohio              4        Maryland           8
        Nevada             6                                   Massachusetts      7
        New Mexico         3                                   New Jersey         5
        Texas              8                                   New York           1
        Utah               2                                   North Carolina     1
                                                               Pennsylvania      11
                                                               Virginia           5
                                                               West Virginia      1
                         ---                        ---                         ---
        Totals            66                         38                          64
                         ===                        ===                         ===


        In 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70% interest in Professional Animal Laboratory ("PAL"). In 1995, the Company acquired the remaining 30% of PAL. Also in 1995, the Company acquired a 51% interest in Vet Research Laboratories, LLC ("Vet Research"), and acquired three smaller regional veterinary diagnostic laboratories. The Company's laboratory operations continued to grow with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in 1996. Throughout 1996 and 1997, an additional eight laboratories were acquired, as well as the remaining 49% interest in Vet Research in January 1997. In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of LabCorp for $10.9 million. This purchase from LabCorp has enhanced the Company's laboratory operations' presence in the Midwest and East coast and helped in the growth of the Test Express laboratory business. Test Express is a segment of the Company's laboratory operations that utilizes Federal Express to service our clients in remote areas. At December 31, 1998, the Company's network of veterinary diagnostic laboratories consisted of 12 full-service laboratories located throughout the country.

        In 1993, the Company entered into a joint venture, Vet's Choice, with HPP to develop, manufacture and market a full-line of premium pet food. Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, Select Balance, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in 1994 with the launch of Select Balance. In 1995, Vet's Choice began selling its second product line, Select Care. Through 1996, the Company, as majority owner and managing general partner, performed day-to-day management for all aspects of Vet's Choice operations, including sales, marketing, administration and distribution. As a result of the acquisition of two other premium pet food companies during 1996, HPP obtained expanded capabilities to manufacture, market and distribute premium pet foods. In order for the Vet's Choice business to benefit from the economies of scales in marketing, sales and distribution that HPP had attained with the acquisitions in 1996, the joint venture agreement was restructured effective February 1, 1997. Under the terms of the restructuring, HPP was made managing partner and assumed the day-to-day control of Vet's Choice. Operations of Vet's Choice were then merged into HPP's other premium pet food business. The Company maintains its 50.5% equity interest in Vet's Choice, but profits and losses are allocated 99.9% to HPP and 0.1% to the Company. In connection with the restructuring, the Company and HPP entered into certain consulting and management services agreements whereby the Company will provide certain consulting and marketing services and continue to support the Select Balance and Select Care products in the veterinary marketplace.

        The acquisition of all of the outstanding shares of Pets' Rx in June 1996 was treated for accounting purposes as a pooling of interests. Accordingly, the accompanying financial statements reflect the combined results of the pooled businesses for the respective period presented. Previously reported financial information for VCA and Pets' Rx for the year ended December 31, 1996, is shown in the table below (in thousands).

                                                              Net Income
                                              Revenues          (Loss)
                                              ---------        --------
        Pre-merger (pre-June 19, 1996)
         VCA .............................    $  64,763        $  1,647
         Pets' Rx ........................        7,849            (658)
         Merger adjustments ..............           --             212
                                              ---------        --------
                                                 72,612           1,201
       Post-merger (post June 19, 1996)...      108,816         (15,833)
                                              ---------        --------
                                              $ 181,428        $(14,632)
                                              =========        ========

        VCA's 1996 pre-merger net income included merger expenses of $2,901,000; these expenses consisted principally of legal, accounting, investment advisor, termination of employment agreements and severance costs. The merger adjustments were recorded to conform certain accounting methods of Pets' Rx to those of VCA. These adjustments reduced Pets' Rx's pre-merger intangible asset amortization expense in 1996 by $212,000.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. Significant intercompany transactions and balances have been eliminated.

        The Company provides management services to certain professional corporation ("PCs") in states with laws that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. The Company has established operations in six of such states that it believes comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital;
(iii) maintenance of patient records; (iv) recruitment of veterinary staff; (v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company receives a monthly management fee. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital. As described in "Recent Accounting pronouncements", the Company has adopted EITF 97-2 and has not met the requirements to consolidate 22 animal hospitals it manages. Management fees received pursuant to the Management Agreements are included in revenues. The Company's financial statements for the years ended December 31, 1997 and 1996 have been restated to conform to the 1998 presentation.

b.      Cash and Cash Equivalents

        For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments to be cash equivalents.

        Cash and cash equivalents at December 31 consisted of (in thousands):

                                            1998             1997
                                          -------          -------
              Cash                        $ 5,526          $14,649
              Money market funds            3,451            5,233
                                          -------          -------
                                          $ 8,977          $19,882
                                          =======          =======

c.      Marketable Securities

        All marketable securities are classified as held for sale and are available to support current operations and acquisitions. The following table details specific characteristics of the Company's investment portfolio at December 31 (in thousands):

                                Portfolio Composition
                            ------------------------------     Gross        Gross
                            High Quality   Higher Yielding   Unrealized  Unrealized
                             Short-term      Short-term        Losses       Gains
                            ------------   ---------------   ----------  ----------
                  1998           90%             10%            $468         $--
                  1997          100%             --             $ --         $--


        Additionally, for the years ending December 31, 1998 and 1997, there were no significant realized gains or losses primarily due to the nature of the Company's investment portfolio and the investment strategy of the Company's management.

        Marketable securities at December 31, consisted of (in thousands):

                                                  1998          1997
                                                -------       -------
           Corporate bonds                      $ 4,918       $30,041
           Mutual funds - municipalities         20,178        11,165
           Municipal bonds                          623         1,126
           Short-term notes                       1,530         4,534
           Mutual funds - taxable auction
             securities                           2,804         4,505
           Preferred Stock                          865            --
           Mutual funds - corporate bonds         2,440            --
                                                -------       -------
                                                $33,358       $51,371
                                                =======       =======

        Gross proceeds on sales and maturities of marketable securities were $44,902,000, $102,363,000 and $249,934,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

d.      Inventory

        Inventory is valued at the lower of cost or market using the first-in, first-out method.

e.      Notes Receivable

        Notes receivable are not market traded financial instruments. The amounts recorded approximate fair value. The notes bear interest at rates varying from 7% to 9% per annum.

f.      Property and Equipment

        Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

        Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

        Buildings and improvements ............                     5 to 30 years
        Leasehold improvements ................  Lesser of lease term or 15 years
        Furniture and equipment ...............                      5 to 7 years
        Property held under capital leases.....                     5 to 30 years


        Property and equipment at December 31, consisted of (in thousands):

                                                              1998        1997
                                                            --------    --------
        Land ............................................   $ 10,976    $  7,355
        Building and improvements .......................     19,005      14,926
        Leasehold improvements ..........................      8,095       6,408
        Construction in progress ........................      1,853         809
        Furniture and equipment .........................     24,261      19,455
        Equipment held under capital leases .............      1,552       1,552
                                                            --------    --------
        Total fixed assets ..............................     65,742      50,505
        Less -- Accumulated depreciation and amortization    (15,602)    (10,520)
                                                            --------    --------
                                                            $ 50,140      39,985
                                                            ========    ========

        Accumulated depreciation on equipment held under capital leases amounted to $946,000 and $763,000 at December 31, 1998 and 1997, respectively.

g.      Goodwill and Other Intangible Assets

        Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected period to be benefited, not exceeding 40 years.

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

        Accumulated amortization of goodwill and covenants not to compete at December 31, 1998 and 1997 was $30,315,000 and $6,577,000, respectively.
Accumulated amortization of goodwill and covenants not to compete at December 31, 1997 was $23,664,000 and $5,419,000, respectively.

h.      Investment in Veterinary Pet Insurance

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc. ("VPI"), a provider of pet health insurance in the United States. The Company accounts for this investment on a cost basis. The Company periodically evaluates this investment for potential impairment of value and has determine that fair market value of the initial investments has not been impaired as of December 31, 1998.

i.      Fair Value of Financial Instruments and Concentration of Credit Risk

        The carrying amount reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base.

j.      Use of Estimates in Preparation of Financial Statements

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

        The Company has determined that certain hardware and software will need to be replaced as a result of its Year 2000 compliance plan. Accordingly, the Company has revised the estimated useful lives of certain hardware and software. Additional accelerated depreciation of approximately $975,000 will be recognized in 1999.

k.      Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board, ("the FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet completed its evaluation of the impact of the adoption of SFAS 133 on its financial position or results of operations.

        In April 1998, the American Institute Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 will have no material effect on the Company's financial position or results of operations.

        In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. The adoption of SFAS 128 did not have a material effect on the Company's financial position or its results of operations.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 defines comprehensive income as all changes in equity during a period, except those resulting from investment by owners and/or distribution to owners. The Company adopted SFAS 130 in the first quarter of 1998. The adoption of SFAS 130 resulted in additional disclosure and presentation in its financial statements for the year ended December 31, 1998 as a result of certain unrealized holding losses reported in shareholders' equity.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to report selected financial information by segments as defined in SFAS 131. The Company adopted SFAS 131 with its financial statements for the year ended December 31, 1998, as dictated by the requirements of SFAS 131. The adoption of SFAS 131 did not have a material effect on the Company's financial position or its results of operations. The Company's financial statements for the years ended December 31, 1997 and 1996 have been restated to conform to the 1998 presentation.

        The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the contractual management relationships between entities that operate in the health care industry, which includes the practices of medicine, dentistry and veterinary science. EITF 97-2 has been adopted by the Company for its year ended December 31, 1998. EITF 97-2 addresses the ability of EITF 97-2 management companies to consolidate the results of practices with which it has an existing relationship. The Company has not met the EITF consolidation requirements for the 22 animal hospitals it manages. Management fees received pursuant to the Management Agreements are included in revenues. The Company's financial statements for the years ended December 31, 1997 and 1996 have been restated to conform to the 1998 presentation. The adoption of EITF 97-2 had no effect on the Company's previously reported operating income (loss) or net income (loss).

 l.     Reclassifications

        Certain 1997 balances have been reclassified to conform with the 1998 financial statement presentation.

3.      ACQUISITIONS

        During 1998, the Company purchased 11 animal hospitals and one veterinary diagnostic laboratory for an aggregate consideration (including acquisitions costs) of $30,740,000 consisting of $20,255,000 in cash, $6,482,000 in debt, 171,564 shares of VCA common stock with a value of $3,100,000, and the assumption of liabilities totaling $903,000. The $30,740,000 aggregate purchase price was allocated $6,156,000 to tangible assets, $23,395,000 to goodwill and $1,189,000 to other intangible assets.

        In January 1997, the Company acquired the remaining 49% interest in the Vet Research joint venture for a price as computed in accordance with the operating agreement, amounting to $18,703,000 in cash and a $29,002,000 note, payable in quarterly installments over six years. During 1997, the Company purchased 15 animal hospitals and three veterinary diagnostic laboratories for an aggregate consideration (including acquisition costs) of $22,198,000 consisting of $9,358,000 in cash, $10,531,000 in debt, 155,924 shares of VCA common stock with a value of $1,900,000, and the assumption of liabilities totaling $409,000. The $69,903,000 aggregate purchase price was allocated $5,099,000 to tangible assets, $64,012,000 to goodwill and $792,000 to other intangible assets.

        On July 19, 1996, the Company completed the acquisition of Pet Practice for a total consideration (including acquisition costs) of $97,930,000 consisting of 3,516,268 shares of VCA common stock with a value at the date of acquisition of $65,930,000, and the assumption of liabilities totaling $32,000,000. In addition, outstanding employee stock options were converted into options to purchase an additional 41,280 shares of VCA common stock. On the acquisition date, Pet Practice was the operator of 84 veterinary clinics located in 11 states. The acquisition of Pet Practice was accounted for as a purchase. The $97,930,000 purchase price was allocated $13,485,000 to tangible assets, $80,020,000 to goodwill and $4,425,000 to other intangible assets. As of December 31, 1998, the Company has closed or sold 25 former Pet Practice animal hospitals that did not meet the Company's standard operating model.

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

        During 1996, the Company purchased 22 animal hospitals for an aggregate consideration (including acquisition costs) of $28,261,000, consisting of $9,691,000 in cash, $9,296,000 in debt, 518,056 shares of VCA common stock with a value of $7,389,000, and the assumption of liabilities totaling $1,885,000. Also during 1996, the Company purchased six veterinary diagnostic laboratories for an aggregate consideration (including acquisition costs) of $20,565,000, consisting of $15,654,000 in cash, $2,510,000 in long-term obligations, 85,776 shares of VCA common stock with a value of $1,500,000, and the assumption of liabilities totaling $901,000. The $48,826,000 aggregate purchase price was allocated $4,388,000 to tangible assets, $41,091,000 to goodwill and $3,347,000 to other intangible assets.

        All acquisitions described above, with the exception of the merger with Pets' Rx, have been accounted for using the purchase method of accounting.

        The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 1998 and 1997 acquisitions occurred at January 1, 1997. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

                                              For the Years Ended December 31,
                                         (In thousands, except per share amounts)
                                                        (Unaudited)
                                                     1998         1997
                                                   --------     --------
        Revenues .............................     $291,133     $274,147
        Net income ...........................     $ 16,338     $ 12,505
        Diluted earnings per share ...........     $   0.75     $   0.60

        Shares used for computing diluted
            earnings per share ...............       21,940       21,013


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

4.      JOINT VENTURES AND INVESTMENT

        In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997 for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period. Consulting and management fees earned under this agreement are included in revenues and amounted to $5.1 million and $4.7 million for the years ended December 31, 1998 and 1997, respectively. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the joint venture at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the Select Balance or Select Care brand (the "Annual Sales") less $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the joint venture at a purchase price equal to 49.5% of 1.3 times the Annual Sales plus $4.5 million. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

        Through December 31, 1996, the Company operated Vet Research, a joint venture with VRI. Vet Research's operating results have been reported as part of the consolidated operations of the Company. Distributions of distributable cash, as defined, were made pursuant to a formula contained in the operating agreement between the Company and VRI. Pursuant to that formula, during each contract year, the first $1.5 million of distributable cash was distributed to VRI; the next $3 million of distributable cash was distributed to the Company; and the remaining distributable cash was distributed 25% to the Company and 75% to VRI. The Company has recorded minority interest expense related to the joint venture of $6,809,000 in 1996, representing 57.3% of Vet Research's income. In January 1997, the Company acquired the remaining 49% interest in the Vet Research.

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in VPI, a provider of pet health insurance in the United States.

5.      LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following at December 31 (in thousands):

                                                                                  1998       1997
                                                                                --------   --------
Mortgage debt       Notes payable and other obligations, various maturities
                    through 2006, secured by land and buildings of certain
                    subsidiaries, various interest rates ranging from 7.0% to
                    9.0% with a weighted average of 7.6%
                    at December 31, 1998 ....................................   $  1,961   $  1,191

Secured debt        Notes payable and other obligations, various maturities
                    through 2014, secured by assets and stock of certain
                    subsidiaries, various interest rates ranging from 5.3% to
                    12.0% with a weighted average of 7.8%
                    at December 31, 1998 ....................................     69,964     82,876

Convertible debt    Notes payable, convertible into VCA common
                    stock at prices ranging from $7.00 to $15.00 per
                    share, due through 2003, secured by stock of certain
                    subsidiaries at interests  rates  ranging from 7.0% to 8.5%
                    with a weighted  average  of 8.3% at  December
                    31, 1998 ................................................        816      1,074

Unsecured debt      Notes payable, various maturities through
                    2004, adjustable interest rates of 6.2% and fixed
                    interest rates ranging from 5.0% to 12.0%
                    with a weighted average of 6.1% at December 31, 1998.....      2,843      3,385

Debentures          Convertible subordinated 5.25% debentures,
                    due in 2006, convertible into VCA common stock at
                    $34.35 per share.........................................     84,385     84,385
                                                                                  ------     ------

Total debt obligations.......................................................    159,969    172,911
Capital lease obligations....................................................        306      1,583
Less - unamortized discount..................................................       (488)      (619)
                                                                                --------   --------
                                                                                 159,787    173,875
Less--current portion........................................................    (17,431)   (19,369)
                                                                                --------   --------
                                                                                $142,356   $154,506
                                                                                ========   ========

        The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1998 are presented below (in thousands):

        1999..................................................   $  17,431
        2000..................................................      17,617
        2001..................................................      14,143
        2002..................................................      13,272
        2003..................................................       5,577
        Thereafter............................................      91,747
                                                                 ---------
                                                                 $ 159,787
                                                                 =========

        The convertible subordinated debentures may be redeemed at the option of the Company in whole or in part at any time after May 15, 1999 at 103%, after May 15, 2000 at 102%, after May 15, 2001 at 101%, and after May 15, 2002 at
100%.

        Certain acquisition debt of the Company included above and amounting to $71,925,000 and $83,596,000 at December 31, 1998 and 1997, respectively, is non-recourse debt secured solely by the assets or the stock of the veterinary hospital acquired under security arrangements whereby the creditor's sole remedy in the event of default is the contractual right to take possession of the entire veterinary hospital regardless of the outstanding indebtedness at the time of default.

        The following disclosure of the estimated fair value of the Company's debt at December 31, 1998 is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value, and the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                         (in thousands)
                                                      Carrying     Fair
                                                       Amount      Value
                                                      --------   --------
         Fixed-rate long-term debt.................   $157,617   $127,399
         Variable-rate long-term debt..............      2,170      2,170

        The estimated fair value of the Company's fixed-rate long-term debt is based on market value or prime plus an estimated spread at December 31, 1998 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

6.      PREFERRED STOCK

        On December 22, 1997, the Company adopted a Stockholder Rights Plan (the "Rights Agreement") and in connection therewith, out of its authorized but unissued shares of preferred Stock, designated 400,000 shares as Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"). Pursuant to the Rights Agreement, the Company distributed to its stockholders rights entitling the holders to purchase one one-hundredth of a share of Series B Preferred Stock for each share of common stock then held at an exercise price of $60.00. One one-hundredth of a share of Series B Preferred Stock is functionally equivalent in all respects, including voting and dividend rights, to one share of common stock. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of one one-hundredths of a share of Series B Preferred Stock having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's board of directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. The rights will expire on January 5, 2008.

 The Company's Certificate of Incorporation initially authorized 1,000,000 shares of preferred stock. At the 1998 Annual Meeting, the stockholders approved an amendment to the Certificate of incorporation to increase the authorized number of shares of preferred stock to 2,000,000. The rights, preferences and privileges of the preferred stock are to be determined by the board of directors and do not require stockholder approval. During 1997, 583,333 shares held by HPP were converted into common stock. At December 31, 1998, 1,016,667 shares of preferred stock are authorized and remain unreserved and unissued.

7.      COMMON STOCK

        During 1998, the Company issued 171,564 shares of its common stock valued at $3,100,000, the fair market value at the date of commitment, as a portion of the consideration for certain acquisitions.

        At December 31, 1998, the Company held two notes receivable with balances totaling $617,000 from certain management stockholders of the Company. These notes arose from transactions whereby the Company loaned funds to the stockholders to purchase an aggregate of 182,666 shares of the Company's common stock. These notes, which bear interest at 6.1% per annum, mature on January 22, 2001. The receivables are shown in the accompanying consolidated balance sheets as a reduction of stockholders' equity.

        During 1997, the Company issued 189,998 shares of its common stock valued at $1,900,000, the fair market value at the date of commitment, as a portion of the consideration for certain acquisitions.

8.      STOCK-BASED COMPENSATION PLANS

        The Company has granted stock options to various employees and directors. The Company accounts for these plans under APB Opinion 25, under which no compensation cost has been recognized.

        In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock-based compensation plans, and requires certain disclosures with respect to these plans. SFAS 123 disclosures have been adopted by the Company effective January 1, 1996.

        Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                     1998         1997         1996
                                                  ----------   ----------   ----------
              Net income (loss)
                As reported ...................   $   16,268   $   11,226   $  (14,632)
                Pro forma .....................   $   12,040   $    8,276   $  (17,510)

              Diluted earnings (loss) per share
                As reported ...................   $   0.74     $     0.53   $    (0.92)
                Pro forma .....................   $   0.55     $     0.42   $    (1.09)

        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1998          1997         1996
                                                          -----         -----       ------
        Risk free interest rate....................        5.0%          6.4%         6.4%
        Dividend yield.............................          0%            0%           0%
        Expected volatility........................       64.5%         60.6%        55.1%
        Weighted average fair value................       $9.25         $6.85       $10.76
        Expected option life (years)...............        9.56          9.10         8.09


        Under the provisions of the Company's non-qualified and incentive stock option plans for officers and key employees, 3,000,000 shares of common stock were reserved for issuance at December 31, 1998. The options become exercisable over a two to five-year period, commencing at the date of grant or one year from the date of grant depending on the option. All options expire 10 years from the date of grant. The prices of all options granted were greater than or equal to the fair market value at the date of the grant.

        In addition to the options granted under VCA's stock option plans, the Company had 2,030,333 and 2,031,000 options outstanding at December 31, 1998 and 1997, respectively, to certain members of the board of directors and to the previous owners of certain acquired companies. During 1997, the Company granted to certain officers of the Company 2,025,000 options with an exercise price of $10.25 per share. The options vest in 60 equal monthly installments commencing in September 1997.

        The table below summarizes the transactions in the Company's stock option plans (in thousands, except per share amounts):

                                                    1998      1997      1996
                                                   ------    ------    ------
        Options outstanding at beginning of year    3,584     1,739     1,625
        Granted ................................      485     2,171       255
        Exercised ..............................     (194)     (278)      (79)
        Canceled ...............................      (54)      (48)      (62)
                                                   ------    ------    ------
        Options outstanding at end of year
           ($3.25 to $36.79 per share)..........    3,821     3,584     1,739
                                                    =====     =====     =====

        Exercisable at end of year..............    1,674     1,318       878
                                                    =====     =====     =====

        The following table summarizes information about certain options in the stock option plans outstanding as of December 31, 1998 in accordance with SFAS 123:

                           Options Outstanding                                       Options Exerciseable
--------------------------------------------------------------------------     --------------------------------
                                         Weighted Avg.
      Range of            Number           Remaining         Weighted Avg.        Number          Weighted Avg.
   Exercise Price      Outstanding     Contractual Life     Exercise Price     Exerciseable      Exercise Price
-------------------    -----------     ----------------     --------------     ------------      --------------
Less than $9.00           255,327             4.46            $    5.02           254,927        $        5.02
$9.00 to $19.00         3,560,788             7.96                11.03         1,416,719                11.02
Greater than $19.00         4,892             6.92                28.05             2,527                28.42
                        ---------                                               ---------
                        3,821,007                                               1,674,173
                        =========                                               =========

9.      COMMITMENTS

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

        The future minimum lease payments on operating leases at December 31, 1998, including renewal option periods, are as follows (in thousands):

              1999.....................................     $  8,486
              2000.....................................        7,917
              2001.....................................        7,827
              2002.....................................        7,740
              2003.....................................        7,021
              Thereafter...............................       83,030
                                                            --------
                                                            $122,021
                                                            ========

        Rent expense totaled $9,122,000, $8,624,000 and $7,036,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental income totaled $203,000, $235,000 and $313,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

        In connection with the acquisition of Pet Practice, the Company assumed certain contractual arrangements, whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years, as set forth in the respective agreements ("Earn-out Payments"). The number of shares of common stock and cash to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. Earn-out Payments in 1998 amounted to approximately $358,000, consisting of $311,000 in cash and 2,394 shares of common stock valued on the date of issuance at $47,000. If the specified financial criteria is attained in the future, but not exceeded, the Company will be obligated to make cash payments of approximately $450,000 and issue approximately 3,822 shares of common stock over the next three years.

        The Company has employment agreements with three officers of the Company which currently expire on December 31, 2002. Each of the agreements provide for annual compensation (subject to upward adjustment) which aggregated $785,000 for the year ended December 31, 1998.

        The Company has purchase commitments with third-party vendors for software development, hardware, licenses and maintenance, related to their year 2000 compliance plan, in the amount of $1.8 million.

10.     CALCULATION OF PER SHARE AMOUNTS

        A reconciliation of the income (loss) and shares used in the computations of the basic and diluted earnings (loss) per share ("EPS") for each of the three years in the period ended December 31, 1998 follows (amounts shown in thousands, except earnings per-share):

                                         For the Year Ended December 31, 1998
                                         ------------------------------------
                                                                   Per-Share
                                           Income       Shares       Amount
                                           -------      ------      --------
        Basic EPS
          Net income                       $16,268      20,350      $   0.80
                                                                    ========
        Effect of dilutive securities
          Convertible preferred stock           --          --
          Stock options                         --       1,545
          Stock guarantees                      13          20
          Convertible debt                      --          25
                                           -------      ------
        Diluted EPS                        $16,281      21,940      $   0.74
                                           =======      ======      ========

                                         For the Year Ended December 31, 1997
                                         ------------------------------------
                                                                   Per-Share
                                           Income       Shares       Amount
                                           -------      ------      --------
        Basic EPS

          Net income                       $11,226      19,626      $   0.57
                                                                    ========
        Effect of dilutive securities
          Convertible preferred stock           --         451
          Stock options                         --         688
          Stock guarantees                      13          25
          Convertible debt                      --         223
        Diluted EPS                        $11,239      21,013      $   0.53
                                           =======      ======      ========

                                           For the Year Ended December 31, 1996
                                           -----------------------------------
                                                                     Per-Share
                                            Income        Shares       Amount
                                           --------       ------      --------
        Basic EPS
          Net income                       $(14,632)      15,942      $  (0.92)
                                                                      ========

        Effect of dilutive securities            --           --
                                           --------       ------
        Diluted EPS                        $(14,632)      15,942      $  (0.92)
                                           ========       ======      ========

        During 1998 and 1997, $84,385,000 of 5.25% convertible debentures, convertible into 2,456,623 shares of common stock were outstanding, but were not included in the computation of diluted EPS because conversion would have an antidilutive effect on EPS.

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

11.     INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

                                       1998         1997         1996
                                     -------       ------       -------
        Federal:
          Current ............       $ 8,064       $5,952       $ 1,842
          Deferred ...........         2,080        1,534          (444)
                                     -------       ------       -------
                                      10,144        7,486         1,398
                                     -------       ------       -------
        State:
          Current ............         2,157        1,594           450
          Deferred ...........           653          267           111
                                     -------       ------       -------
                                       2,810        1,861           561
                                     -------       ------       -------
                                     $12,954       $9,347       $ 1,959
                                     =======       ======       =======

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

        The net deferred tax asset (liability) at December 31, is comprised of (in thousands):

                                                               1998       1997
                                                              -------    -------
        Current deferred tax assets (liabilities):
           Accounts receivable............................    $ 2,827    $ 1,998
           State taxes ....................................      (988)    (1,343)
           Other liabilities and reserves .................     2,393      1,930
           Start-up costs .................................        66         66
           Restructuring charges ..........................     1,069      1,801
           Other assets ...................................      (216)      (149)
           Inventory ......................................       818        815
           Valuation allowance ............................    (1,858)    (2,050)
                                                              -------    -------
              Total current deferred tax asset, net.......    $ 4,111    $ 3,068
                                                              =======    =======


                                                               1998       1997
                                                              -------    -------
        Non-current deferred tax (liabilities) assets:
           Net operating loss carryforwards...............    $ 7,996    $ 7,676
           Write-down of assets ...........................     1,479      1,589
           Start-up costs .................................       298        288
           Other assets ...................................       293         73
           Intangible assets ..............................    (5,414)    (2,037)
           Property, plant and equipment ..................    (1,131)       225
           Unrealized loss on investments .................       191         --
           Valuation allowance ............................    (9,512)    (9,000)
                                                              -------    -------
              Total non-current deferred tax asset
                 (liability), net .........................   $(5,800)   $(1,186)
                                                              =======    =======

        At December 31, 1998, the Company has federal net operating loss ("NOL") carryforwards of approximately $22,340,000, comprised principally of NOL carryforwards acquired in the Pets' Rx and Pet Practice mergers. These NOL carryforwards expire at various dates through 2010.

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

        A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                       1998       1997      1996
                                                      ------     ------    ------
        Federal income tax at statutory rate........    35%        35%       (34)%
        Effect of amortization of goodwill...........    3          4          5
        State taxes, net of federal benefit..........    6          6          3
        Tax exempt income............................   (1)        (1)        (3)
        Subsidiary net operating loss................   --         --         10
        Change in valuation allowance associated
          with certain write-down of assets,
          restructuring and acquisition related
          costs and other............................   --          1         34
        Other........................................    1         --         --
                                                      ------     ------    ------
                                                        44%        45%       15%
                                                      ======     ======    ======

12.     401(K) PLAN

        During 1992, the Company established a voluntary retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees, those with at least six months of employment with the Company, and provides for annual matching contributions by the Company at the discretion of the Company's board of directors. As part of the 1996 acquisitions of Pets' Rx, Pet Practice and Southwest, the Company assumed the administrative responsibilities of their respective 401(k) plans. In January 1998, these plans were merged into the Company's plan. In 1998, 1997 and 1996, the Company provided a total matching contribution at the discretion of the Board of Directors, approximating $942,000, $496,000 and $291,000, respectively.

13.     RESTRUCTURING AND ASSET WRITE-DOWN

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") and recorded a restructuring charge of $5,701,000 and an asset write-down charge of $9,512,000. The major components of the 1996 Plan included:
(1) the termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of 12 animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment and the termination of employees in connection with the restructuring of the Company's laboratory operations; and (3) contract terminations and write-down of assets in connection with the move to common communications and computer systems. Collectively, the 12 hospitals had aggregate revenue of $6,814,000 and net operating loss of $350,000 for the year ended December 31, 1996. The restructuring of the laboratory operations consisted primarily of: (i) plans to relocate the Company's facility in Indiana to Chicago; (ii) the downsizing of its Arizona operations; (iii) the standardization of laboratory and testing methods throughout all the Company's laboratories, resulting in the write-down of equipment that will no longer be utilized; and (iv) the shut-down of another of its facilities in the Midwest.

        During 1998, the actions taken pursuant to the 1996 Plan were as follows:

        (a)    The Company closed one animal hospital.

        (b) The Company shut-down certain computer hardware and software, as part of its migration to common computer systems.

        (c) The Company decided that two hospitals will continue to be operated instead of closed as was originally outlined in the 1996 Plan. The hospitals' local markets improved since the 1996 Plan was determined, causing the Company's management to revise its plan.

        (d) The Company terminated its attempts to sell one hospital because it has been unable to negotiate a fair sales price based on the hospital's operating results.

        Reserves of $593,000 related to the three hospitals discussed in (c) and
(d) above, were utilized to offset increases in the expected cost to extinguish lease commitments and contract obligations that were part of the 1996 Plan.

        The activity that occurred within the 1996 Plan during 1997 was as follows:

        (a)    The Company sold four of its animal hospitals.

        (b) The Company's laboratory division relocated its facility in Indiana to Illinois, downsized its Arizona operations, substantially completed its standardization of laboratory and testing methods, and replaced its communications system.

        (c) The Company's hospital division completed its evaluation of the property value at one of its hospitals and replaced certain equipment and software.

        (d) At September 30, 1997, the Company reversed $2,074,000 of the restructuring reserve established for the 1996 Plan. The events that triggered the need to reverse a portion of the 1996 Plan charge were as follows:

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

        At December 31, 1998, $1,392,000 of the restructuring reserve from the 1996 Plan remains on the Company's balance sheet, including $972,000 of lease obligations which extend through 2014.

        During 1997, the Company reviewed the financial performance of its hospitals. As a result of this review, an additional 12 hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"), resulting in restructuring and asset write-down charges of $2,074,000. The major components of the 1997 Plan consisted of the termination of leases, amounting to $1,198,000, and the write-down of intangibles, property and equipment, amounting to $876,000, in connection with the closure or sale of 12 animal hospitals. Collectively, the 12 hospitals had aggregate revenue of $5,378,000 and net operating income of $176,000 for the year ended December 31, 1997.

        The Company closed three animal hospitals in 1998 pursuant to the 1997 Plan, resulting in the write-off of $299,000 of property and equipment, and cash expenditures of $81,000 for lease obligations and closing costs.

        During 1998, the Company determined that five of the animal hospitals that were to be sold as part of the 1997 Plan would be kept due to their improved performance. The reserve recorded in the 1997 Plan for these five hospitals, of $378,000, will be utilized for charges expected for the remaining four animal hospitals to be sold pursuant to the 1997 Plan.

        During 1997, the Company, as part of the 1997 Plan, recorded $466,000 of non-cash write-downs, consisting of a write-down of intangibles.

        At December 31, 1998, $1,228,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease obligations and non-cash charges pertaining to the sale of four animal hospitals. The 1997 Plan is expected to be completed by the second quarter of 1999, although certain lease obligations will continue through 2005.

        The following tables summarize the activity in the Company's restructuring reserves (in thousands):

                                  The 1996 Plan

                                                           Cash        Non-Cash
                                                          Charges       Charges        Total
                                                          -------       -------       -------
Balance, December 31, 1996                                $ 5,690       $ 2,781       $ 8,471
   Cash expenditures for lease and other contractual
   obligations                                             (1,264)           --        (1,264)
   Non-cash net assets write-downs                             --        (2,121)       (2,121)
   Reverse excess reserves for:
      Communications system contract termination           (1,198)           --        (1,198)
      Net asset write-downs and closing costs                (459)         (283)         (742)
      Closed hospital facilities leases and other,           (134)           --          (134)
                                                          -------       -------       -------
Balance, December 31, 1997                                  2,635           377         3,012
   Cash expenditures for lease and other contractual
   obligations                                               (988)           --          (988)
   Non-cash net assets write-downs                             --          (632)         (632)
   Reclassifications                                         (255)          255            --
                                                          -------       -------       -------
Balance, December 31, 1998                                $ 1,392       $    --       $ 1,392
                                                          =======       =======       =======


                                  The 1997 Plan

                                                          Cash       Non-Cash
                                                         Charges      Charges        Total
                                                          -----       -------       -------
Balance, December 31, 1996                                $  --       $    --       $    --
   Restructuring charge reserve established                 842         1,232         2,074
   Non-cash net assets write-downs                           --          (466)         (466)
                                                          -----       -------       -------
Balance, December 31, 1997                                  842           766         1,608
   Cash expenditures for lease and other contractual
   obligations                                              (81)           --           (81)
   Non-cash net assets write-downs                           --          (299)         (299)
   Reclassifications                                        105          (105)           --
                                                          -----       -------       -------
Balance, December 31, 1998                                $ 866       $   362       $ 1,228
                                                          =====       =======       =======


14.     LINES OF BUSINESS

        During the three years ending December 31, 1998, the Company had four reportable segments: Animal Hospital, Laboratory, Premium Pet Food and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospital segment provides veterinary services for companion animals and sells related retail products. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Premium Pet Food segment manufactures and sells premium pet food both to independent third parties and to the Company's animal hospitals. Commencing February 1, 1997, the day-to-day management of the Premium Pet Food segment was assumed by HPP, and the Company no longer reports the results of operations for this segment on a consolidated basis. Corporate provides selling, general and administrative support for the other segments. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments all inter-segment sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

        The following is a summary of certain financial data for each of the four segments (in thousands):


                                                                                              Inter-Segment
                                        Animal                       Premium                      Sales
                                       Hospital       Laboratory     Pet Food   Corporate      Eliminations      Total
                                       ---------      ----------     --------   ---------     -------------    ---------
        1998
        Revenues ...................   $ 196,988       $ 89,896      $   --      $      --       $(5,845)      $ 281,039
        Operating income (loss) ....      27,636         25,986          --        (14,788)           --          38,834
        Depreciation/amortization
          expense ..................       8,488          4,074          --            570            --          13,132
        Identifiable assets ........     226,182        106,217          --         60,484            --         392,883
        Capital expenditures .......       7,450          3,813          --            415            --          11,678

        1997
        Revenues ...................   $ 170,548       $ 68,997      $1,064      $      --       $(4,696)      $ 235,913
        Operating income (loss) ....      20,331         21,509         156        (13,588)           --          28,408
        Depreciation/amortization
          expense ..................       7,363          3,329          12            495            --          11,199
        Identifiable assets ........     205,653         95,073          --         85,363            --         386,089
        Capital expenditures .......       5,578          1,088          --            575            --           7,241

        1996
        Revenues ...................   $ 120,110       $ 56,774      $8,674      $      --       $(4,130)      $ 181,428
        Operating income (loss) ....      (5,312)        15,229         645        (13,333)           --          (2,771)
        Depreciation/amortization
          expense ..................       5,156          1,823         129            388            --           7,496
        Identifiable assets ........     188,675         48,205       4,491        112,638            --         354,009
        Capital expenditures .......       4,065          1,049         169          1,679            --           6,962

        Corporate operating loss includes salaries, general and administrative expense for the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Animal Hospital, Laboratory and Premium Pet Food segments.

        The following is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes as reported on the consolidated statements of operations.

                                                      1998     1997       1996
                                                    -------   -------   --------
Total segment operating income (loss) after
   eliminations ................................... $38,834   $28,408   $ (2,771)
Interest income ...................................   2,357     4,182      4,487
Interest expense ..................................  11,189    11,593      7,812
Minority interest .................................     780       424      6,577
                                                    -------   -------   --------
Income (loss) before provision for income taxes ... $29,222   $20,573   $(12,673)
                                                    =======   =======   ========


15.     STOCKHOLDER LAWSUIT

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

        Settlements have been reached with respect to these lawsuits and have been approved by the respective courts in which the actions were pending. Under the settlement, the claims against the Company and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by the Company's insurance carriers.

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

16.     SUBSEQUENT EVENTS

        Since January 1, 1999 through February 18, 1999, the Company has acquired one animal hospital, one veterinary practice which was merged into an existing VCA animal hospital, and one laboratory for an aggregate consideration of $2,503,000, consisting of $1,476,000 in cash, $900,000 in debt, and the assumption of liabilities totaling $127,000.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no events or transactions requiring reporting under this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by this reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Exhibits:

               See attached exhibit index.

(b)       Financial Statement Schedules:

               Report of Independent Public Accounts

               Schedules for the years ended December 31, 1998, 1997, 1996

                 II - Valuation and Qualifying Accounts

          Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.


(c)       Reports on Form 8-K:

               None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30 day of March, 1999.

                       VETERINARY CENTERS OF AMERICA, INC.
                                                (Registrant)


                                      By:  /s/ Tomas W. Fuller
                                         -------------------------------
                                           Tomas W. Fuller
                                      Its: Chief Financial Officer

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

Signature                             Title                                 Date
---------                             -----                                 ----

/s/ Robert L. Antin                   President, Chief Executive Officer    March 30, 1999
-----------------------               and Chairman of the Board
Robert L. Antin                      (Principal Executive
                                      Officer and Director)


/s/ Arthur J. Antin                   Senior Vice President,                March 30, 1999
-----------------------               Chief Operating Officer,
Arthur J. Antin                       Secretary and Director


/s/ Neil Tauber                       Senior Vice President,                March 30, 1999
-----------------------               Treasurer and Director
Neil Tauber


/s/ Tomas W. Fuller                   Vice President,                       March 30, 1999
-----------------------               Chief Financial Officer
Tomas W. Fuller                       and Assistant Secretary
                                     (Principal Accounting Officer)




-----------------------               Director
John Heil


/s/ John Chickering                   Director                              March 30, 1999
-----------------------
John Chickering


                                      Director
-----------------------
Dr. Richard Gillespie

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veterinary Centers of America, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 18, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in a relation to the basic financial statements taken as a whole.







                                                      /s/ Arthur Andersen LLP
                                                          ARTHUR ANDERSEN LLP




Los Angeles, California
February 18, 1999

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)




                                                      Balance at     Charged to
                                                      beginning       costs and                                  Balance at
                                                      of period       expenses      Write-offs     Other (1)    end of period
                                                      ----------     ----------     ----------     ---------    -------------


Year ended December 31, 1998
  Allowance for uncollectible accounts .........       $ 5,128        $ 2,898        $ (1,831)       $  337        $ 6,532

Year ended December 31, 1997
  Allowance for uncollectible accounts .........       $ 4,212        $ 2,726        $ (2,184)       $  374        $ 5,128

Year ended December 31, 1996
  Allowance for uncollectible accounts .........       $ 1,671        $ 1,844        $ (1,230)       $1,927        $ 4,212


(1) "Other" changes in the allowance for uncollectible accounts include allowances acquired with Animal Hospital and Laboratory acquisitions.