Form 10-Q
period 1999-03-31
VETERINARY CENTERS OF AMERICA INC
filed 1999-05-14
CIK 817366

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (310) 392-9599
               Registrant's telephone number, including area code

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

                             YES [X]    NO [ ]

        State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date: Common Stock, $.001 Par Value 21,556,669 shares as of May 10, 1999.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED, CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                       March 31,       December 31,
                                                                         1999             1998
                                                                       ---------       ------------
ASSETS

  Current assets:
    Cash and equivalents .......................................       $  15,668        $   8,977
    Marketable securities ......................................          30,404           33,358
    Trade accounts receivable, less allowance for uncollectible accounts of $6,532 and $6,920 at March 31 and December 31,
      respectively .............................................          13,544           11,436
    Inventory, prepaid expenses and other ......................           8,220            7,897
    Deferred income taxes ......................................           4,111            4,111
    Prepaid income taxes .......................................           1,910            5,040
                                                                       ---------        ---------
        Total current assets ...................................          73,857           70,819
  Property and equipment, net ..................................          51,138           50,140
  Goodwill, net ................................................         260,203          256,505
  Covenants not to compete, net ................................           4,685            4,722
  Notes receivable .............................................           2,046            2,088
  Investment in Veterinary Pet Insurance .......................           5,000            5,000
  Other assets .................................................           3,660            3,609
                                                                       ---------        ---------
                                                                       $ 400,589        $ 392,883
                                                                       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Current portion of long-term obligations ...................       $  16,669        $  17,431
    Accounts payable ...........................................           7,032            5,208
    Other accrued liabilities ..................................          20,681           16,707
                                                                       ---------        ---------
        Total current liabilities ..............................          44,382           39,346
  Long-term obligations, less current portion ..................         139,956          142,356
  Deferred income taxes ........................................           5,800            5,800
  Minority interest ............................................           2,639            2,696
  Commitments and contingencies
  Stockholders' equity:
    Common stock, par value $0.001 .............................              20               20
    Additional paid-in capital .................................         204,934          202,850
    Notes receivable from stockholders .........................            (626)            (617)
    Retained earnings ..........................................           7,080            3,380
    Other comprehensive income, unrealized loss on investments .            (312)            (468)
    Less cost of common stock held in treasury, 281 and
      227 shares at March 31, 1999 and December 31, 1998,
      respectively .............................................          (3,284)          (2,480)
                                                                       ---------        ---------
        Total stockholders' equity .............................         207,812          202,685
                                                                       ---------        ---------
                                                                       $ 400,589        $ 392,883
                                                                       =========        =========


              The accompanying notes are an integral part of these
                     condensed, consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                  CONDENSED, CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    1999        1998
                                                                   -------     -------
Revenues .....................................................     $73,838     $62,069
Direct costs .................................................      55,441      47,264
                                                                   -------     -------
  Gross profit ...............................................      18,397      14,805
Selling, general and administrative expenses .................       5,645       4,888
Depreciation and amortization ................................       3,897       3,136
1996 restructuring plan favorable settlement .................         320          --
                                                                   -------     -------
  Operating income ...........................................       9,175       6,781
Interest income ..............................................         466         712
Interest expense .............................................       2,655       2,996
                                                                   -------     -------
Income before minority interest and provision for income taxes       6,986       4,497
Minority interest in income of subsidiaries ..................         136         155
                                                                   -------     -------
  Income before provision for income taxes ...................       6,850       4,342
Provision for income taxes ...................................       3,150       2,035
                                                                   -------     -------
  Net income .................................................     $ 3,700     $ 2,307
                                                                   =======     =======

Basic earnings per common share ..............................     $  0.18     $  0.11
                                                                   =======     =======

Diluted earnings per common share ............................     $  0.17     $  0.11
                                                                   =======     =======

  Shares used for computing basic earnings per share .........      20,657      20,205
                                                                   =======     =======

  Shares used for computing diluted earnings per share .......      22,065      21,402
                                                                   =======     =======










              The accompanying notes are an integral part of these
                  condensed, consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    1999          1998
                                                                  --------      --------
Cash flows from operating activities:
  Net income ................................................     $  3,700      $  2,307
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................        3,897         3,136
      Amortization of debt discount .........................           55            53
      Minority interest in income of subsidiaries ...........          136           155
      Distributions to minority interest partners ...........         (193)         (100)
      Provision for uncollectible accounts ..................          811           658
      Increase in accounts receivable, net ..................       (2,790)       (3,829)
      Decrease (increase) in inventory,  prepaid expenses
        and other assets ....................................         (350)          156
      Decrease in prepaid income taxes ......................        3,130         1,019
      Increase in accounts payable and accrued liabilities ..        6,423         1,606
                                                                  --------      --------
        Net cash provided by operating activities ...........       14,819         5,161
                                                                  --------      --------

Cash flows from investing activities:
      Property and equipment additions ......................       (2,772)       (4,186)
      Business acquisitions, net of cash acquired ...........       (2,920)      (11,535)
      Proceeds from sales of marketable securities ..........       23,686        23,303
      Investments in marketable securities ..................      (20,576)           --
      Proceeds from the sale of equipment ...................           19            --
      Investment in Veterinary Pet Insurance ................           --        (4,000)
                                                                  --------      --------
        Net cash provided by (used in) investing activities .       (2,563)        3,582
                                                                  --------      --------

Cash flows from financing activities:
      Repayment of long-term obligations ....................       (4,946)       (5,280)
      Payments received on notes receivable .................           36            35
      Proceeds from issuance of common stock under stock
        option plans ........................................          149           213
      Payments on guaranteed purchase price contingently
        payable in cash or common stock .....................           --           (46)
      Purchase of treasury stock ............................         (804)           --
                                                                  --------      --------
        Net cash used in financing activities ...............       (5,565)       (5,078)
                                                                  --------      --------
Increase in cash and equivalents ............................        6,691         3,665
Cash and equivalents at beginning of period .................        8,977        19,882
                                                                  --------      --------
Cash and equivalents at end of period .......................     $ 15,668      $ 23,547
                                                                  ========      ========










              The accompanying notes are an integral part of these
                  condensed, consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


(1)     GENERAL

         The accompanying unaudited condensed, consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

(2)     ACQUISITIONS

        During the first quarter of 1999, the Company purchased five animal hospitals, two of which were merged into existing VCA facilities, and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $5,861,000, consisting of $2,794,000 in cash, $1,802,000 in debt, 70,712 shares of VCA common stock with a market value of $1,075,000 and the assumption of liabilities totaling $190,000. The $5,861,000 aggregate purchase price was allocated as follows: $284,000 to tangible assets, $5,319,000 to goodwill and $258,000 to other intangible assets.

(3)     VET'S CHOICE JOINT VENTURE

        In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the three months ended March 31, 1999 and 1998, of $1,275,000 for each quarter, are included in revenues.

(4)     RESTRUCTURING RESERVES

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted by the Company in light of the increase in the size of its animal hospital operations, were to be closed or sold. During the three months ended March 31, 1999, pursuant to the 1996 Plan, the Company incurred $231,000 of cash expenditures for lease and other contractual obligations. Also, during the three months ended March 31, 1999, the Company recognized a $320,000 favorable settlement from a laboratory operations' contract, terminated as part of the 1996 Plan.

        At March 31, 1999, the 1996 Plan restructuring reserve balance was $1,160,000, consisting primarily of lease and other contractual obligations, which will extend through 2014.

        During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, additional animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the three months ended March 31, 1999, pursuant to the 1997 Plan, the Company incurred $19,000 of cash expenditures for lease obligations.

        At March 31, 1999, the 1997 Plan restructuring reserve balance was $1,209,000, consisting primarily of lease obligations and reserves for asset write-downs. The 1997 Plan is expected to be completed in 1999, although certain lease obligations will continue through 2005.

        The following tables summarize the activity in the Company's restructuring reserves by plan year (in thousands):

                                  The 1996 Plan

                                                Cash      Non-Cash
                                               Charges     Charges     Total
                                               -------    --------    -------
Balance, December 31, 1998                     $ 1,391      $  --     $ 1,391
   Cash expenditures for lease and other
     contractual obligations                      (231)        --        (231)
   Refund of disputed contract termination
     settlement                                    320         --         320
   Restructuring plan favorable settlement        (320)        --        (320)
                                               -------      -----     -------
Balance, March 31, 1999                        $ 1,160      $  --     $ 1,160
                                               =======      =====     =======

                                  The 1997 Plan

                                               Cash       Non-Cash
                                              Charges      Charges      Total
                                              -------     --------     -------
Balance, December 31, 1998                     $ 866        $362       $ 1,228
   Cash expenditures for lease and other
     contractual obligations                     (19)         --           (19)
                                               -----        ----       -------
Balance, March 31, 1999                        $ 847        $362       $ 1,209
                                               =====        ====       =======

(5)     STOCKHOLDER LAWSUITS

        The Company and certain of its current and former officers and directors were named as defendants in lawsuits filed in both Los Angeles Superior Court and the United States District Court for the Central District of California, each entitled Pegasus Holdings and Pacific Strategic Funds Group, Inc. v. Veterinary Centers of America, Inc., et al., (the "Pegasus Lawsuits") and each filed on June 19, 1998. The Pegasus Lawsuits primarily involve claims alleging securities fraud. The Company is unable to assess the likelihood of an adverse result. There can be no assurances as to the outcome of the Pegasus Lawsuits. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have material adverse effect on the Company's business, financial position and results of operations. In any event, the Company's defense of the Pegasus Lawsuits may result in substantial cost to the Company, as well as significant dedication of management resources, as the Company intends to vigorously defend against the Pegasus Lawsuits.

(6)     RECLASSIFICATIONS

        Certain 1998 balances have been reclassified to conform with the 1999 financial statement presentation.

(7)     ACCOUNTING  PRONOUNCEMENTS

        In March 1998, the America Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or its results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

(8)     CALCULATION OF PER SHARE AMOUNTS

        Below is a reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") (amounts in thousands, except per share amounts):

                                      Three Months Ended                Three Months Ended
                                         March 31, 1999                    March 31, 1998
                                  ----------------------------      ----------------------------
                                                          Per                               Per
                                                         Share                             Share
                                  Income     Shares      Amount     Income     Shares      Amount
                                  ------     -------     -----      ------     -------     -----
Basic EPS
  Net income ...................  $3,700     $20,657     $0.18      $2,307     $20,205     $0.11
                                                         =====                             =====
Effect of dilutive securities
  Stock options ................      --       1,408                    --       1,135
  Stock guarantees .............      --          --                    --          62
                                  ------     -------                ------     -------
Diluted EPS ....................  $3,700     $22,065     $0.17      $2,307     $21,402     $0.11
                                  ======     =======     =====      ======     =======     =====

(9)     COMPREHENSIVE INCOME

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for the fiscal years beginning after December 31, 1997. SFAS 130 defines comprehensive income as all changes in equity during a period except those resulting from investments and/or distributions to owners. The Company adopted SFAS 130 in 1998, as a result of certain unrealized holding losses reported in shareholders' equity.

        Below is a calculation of comprehensive income (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                  1999         1998
                                                 ------       ------
Net income..................................     $3,700       $2,307
Decrease in unrealized loss on investment...        156           --
                                                 ------       ------
Net comprehensive income....................     $3,856       $2,307
                                                 ======       ======

        No income tax benefit related to the unrealized loss on investment was recognized due to potential tax treatment of investment losses.

(10)    LINES OF BUSINESS

        During the three months ended March 31, 1999 and 1998, the Company had three reportable segments: Animal Hospitals, Laboratories and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospitals segment provide veterinary services for companion animals and sell related retail products. The Laboratories segment provide testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the other segments. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's 1998 10-K filed with the SEC. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all inter-segment sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

        Below is a summary of certain financial data for each of the three segments (in thousands):

                                                                                     Inter-Segment
                                                 Animal                                Sales
                                                Hospitals  Laboratories   Corporate   Eliminations    Total
                                                ---------  ------------   ---------   ------------   --------
     THREE MONTHS ENDED MARCH 31, 1999
        Revenues..............................  $ 49,726     $ 25,569      $    --      $(1,457)     $ 73,838
        Operating income (loss)...............     6,340        7,005       (4,170)          --         9,175
        Depreciation/amortization expense.....     2,561        1,100          236           --         3,897
        Identifiable assets...................   231,435      108,507       60,647           --       400,589
        Capital expenditures..................     2,050          630           92           --         2,772

     THREE MONTHS ENDED MARCH 31, 1998
        Revenues..............................  $ 44,341     $ 19,102      $    --      $(1,374)     $ 62,069
        Operating income (loss)...............     6,680        3,877       (3,776)          --         6,781
        Depreciation/amortization expense.....     2,036          946          154           --         3,136
        Identifiable assets...................   210,303      112,558       62,994           --       385,855
        Capital expenditures..................     2,587        1,529           70           --         4,186

        Corporate operating loss includes salaries, general and administrative expense for the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Animal Hospitals and Laboratories segments.

        Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated statements of operations, (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                            1999        1998
                                                           ------      ------
Total segment operating income after eliminations....      $9,175      $6,781
Interest income .....................................         466         712
Interest expense ....................................       2,655       2,996
Minority interest ...................................         136         155
                                                           ------      ------
Income before provision for income taxes ............      $6,850      $4,342
                                                           ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") is one of the nation's largest animal health care companies. The Company has established a premier position in two core businesses, animal hospitals ("Animal Hospitals") and veterinary diagnostic laboratories ("Laboratories"). The Company operates the largest nationwide networks of free-standing, full-service animal hospitals and veterinary-exclusive laboratories.

        Over the past several years, the Company has expanded its animal hospital network and veterinary diagnostic laboratory operations through acquisitions. Animal hospitals and veterinary diagnostic laboratories have been acquired through a combination of issuance of common stock, notes and the payment of cash.

FUTURE OPERATING RESULTS

        This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things; (i) trends affecting the Company's financial condition or results of operations, and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Risk Factors", as well as the information set forth below.

RESULTS OF OPERATIONS

REVENUES

        The following table summarizes the Company's revenues for the three months ended March 31, 1999 and 1998 (amounts in thousands):

                                   Three Months Ended
                                        March 31,
                                   1999         1998       % Increase
                                  -------      -------     ----------
Animal Hospitals ..............   $49,726      $44,341       12.1%
Laboratories ..................    25,569       19,102       33.9%
Intercompany Sales ............    (1,457)      (1,374)
                                  -------      -------
                                  $73,838      $62,069       19.0%
                                  =======      =======

        The increase in Animal Hospitals' revenues in the three months ended March 31, 1999 from the 1998 comparable period was primarily the result of the increase in the number of facilities operated by the Company. The results for 1999 include the revenues of 15 animal hospitals acquired subsequent to March 31, 1998. The increase in revenues that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior-year, was approximately 3.3% for the three months ended March 31, 1999. Same-store facilities are animal hospitals that were owned as of January 1, 1998 though March 31, 1999.

        At March 31, 1999, the Company owned and managed 170 animal hospitals, of which 24 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states the Company has contracted with professional corporations ("PC's") who provide all medical care and have the rights to all associated revenue. The Company owns all of the assets of these 24 animal hospitals and provides all administrative functions. In return for its services, the Company receives management fees from the PC's, which has been included in the Company's revenues. The Company does not consolidate the operations of these 24 managed animal hospitals, as the Company has not met certain consolidation requirements. Combined revenues from animal hospitals owned and managed by VCA (had the managed hospitals' operations been consolidated with the owned hospitals) increased 12.6% for the first quarter of 1999 relative to the first quarter of 1998. The increase in combined revenues from animal hospitals owned and managed by VCA resulting from changes in volume or prices at same-store facilities, as compared to he corresponding period in the prior-year, was approximately 3.3% for the three months ended March 31, 1999.

        Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million receivable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in each of the three month periods ended March 31, 1999 and 1998, of $1,275,000 for each quarter, are included in Animal Hospital revenues.

        The increase in Laboratories' revenues was primarily due to the $10.9 million acquisition, on February 26, 1998, of certain assets of the veterinary diagnostics laboratory business from Laboratory Corporation of America Holdings ("LabCorp"). In addition, Laboratories' revenues have increased as the result of the acquisition of the business of one other veterinary diagnostic laboratory since March 31, 1998 and to the success achieved with increased marketing efforts.

GROSS PROFIT

        The following tables summarizes the Company's gross profit for the three months ended March 31, 1999 and 1998 (amounts in thousands):

                             Three Months Ended
                                  March 31,
                             1999          1998      % Increase
                            -------       -------    ----------
Animal Hospitals .......    $ 8,901       $ 8,716       2.1%
Laboratories ...........      9,496         6,089      56.0%
                            -------       -------      ----
                            $18,397       $14,805      24.0%
                            =======       =======

        Gross profit for the Animal Hospitals is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospitals' gross profit represented 17.9% and 19.7% of Animal Hospitals' revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in the first quarter 1999 gross profit margin from first quarter 1998 is the result of lower than expected revenues due to adverse weather conditions in the Mid-West and East. The Company continues to take action designed to improve gross margins at the Animal Hospitals, however, there can be no assurance that in the future the Company will be successful in its efforts to improve gross profit margins at these facilities.

        The gross profit margin for "same-store" hospitals (those acquired by VCA prior to January 1, 1998) was 15.8% and 16.5% for the first quarter 1999 and 1998, respectively. The gross profit margin for "newly acquired" hospitals (those acquired by VCA after January 1, 1998) was 17.1% for the first quarter 1999. Gross profit margins for "same-store" and "newly acquired" hospitals have been calculated excluding the Consulting Fees of $1,275,000 earned in both 1999 and 1998 first quarters.

     Gross profit margins for the combined operations of animal hospitals owned and managed by VCA was 17.3% and 19.1% for the three months ended March 31, 1999 and 1998, respectively. "Same-store" gross profit margins from combined operations of animal hospitals owned and managed by VCA was 15.3% and 16.1% for the first quarter 1999 and 1998, respectively.

        Gross profit of the Laboratories is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs, and supply costs. Laboratories gross profit represented 37.1% and 31.9% of Laboratories revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in the gross profit percentages for the three months ended March 31, 1999 when compared to the corresponding 1998 period was primarily attributable to the phase-in of operations from the acquisition of Lab Corp. The Company recognized certain costs related to the phase-in of Lab Corp during the three months ended March 31, 1998, however, revenue generation did not occur until April 1, 1998.

        The Company's Animal Hospitals have historically has realized lower gross profits margins than that of the Laboratory business. If the portion of the Company's revenues attributable to its Animal Hospital operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        VCA Corporate selling, general and administrative expenses consists of administrative expense, including the salaries of corporate officers, other professional expenses, rent and occupancy costs associated with the Company's headquarters.

        Selling, general and administrative expense for the three months ended March 31, 1999 and 1998 is comprised of the following (amounts in thousands):

                                   Three Months Ended
                                       March 31,
                                  1999            1998
                                 ------          ------
VCA Corporate ...............    $4,254          $3,622
Laboratories ................     1,391           1,266
                                 ------          ------
                                 $5,645          $4,888
                                 ======          ======

        VCA Corporate and Laboratories selling, general and administrative expense, as a percentage of Animal Hospitals and Laboratories revenues, was 7.5% and 7.7% for the three months ended March 31, 1999 and 1998, respectively. The decrease from 1998 to 1999 was primarily attribute to an increase in revenues without a comparable increase in expenses.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $3,897,000 for the three months ended March 31, 1999 from $3,136,000 for the three months ended March 31, 1998. The increase in depreciation and amortization expense is due to the acquisition of animal hospitals and laboratories since March 31, 1998. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

RESTRUCTURING RESERVES

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted by the Company in light of the increase in the size of its animal hospital operations, were to be closed or sold. During the three months ended March 31, 1999, pursuant to the 1996 Plan, the Company incurred $231,000 of cash expenditures for lease and other contractual obligations. Also, during the three months ended March 31, 1999, the Company recognized a $320,000 favorable settlement from a laboratory operations' contract, terminated as part of the 1996 Plan.

        At March 31, 1999, the 1996 Plan restructuring reserve balance was $1,160,000, consisting primarily of lease and other contractual obligations, which will extend through 2014.

        During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, additional animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the three months ended March 31, 1999, pursuant to the 1997 Plan, the Company incurred $19,000 of cash expenditures for lease obligations.

        At March 31, 1999, the 1997 Plan restructuring reserve balance was $1,209,000, consisting primarily of lease obligations and reserves for asset write-downs. The 1997 Plan is expected to be completed in 1999, although certain lease obligations will continue through 2005.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operations during the three months ended March 31, 1999 was $14,819,000 compared to $5,161,000 for the comparable period ended March 31, 1998, for an increase of $9,658,000. The most significant component of this increase relates to the timing of certain receipts and disbursements. Another factor contributing to the increase in cash provided by operations pertains to the acquisitions the Company has made since first quarter 1998. The results for 1999 include 15 animal hospitals and two veterinary diagnostic laboratory businesses acquired since March 31, 1998.

        The Company has plans to build, upgrade, expand or replace facilities at approximately 27 animal hospitals. The Company expended $1.2 million for such purpose during the three months ended March 31, 1999 and expects to incur additional costs of approximately $7.7 million over the next 12 months. Additionally, the Company spent $1.3 million on other equipment and software and expects to continue upgrades or replacements as needed.

        On March 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to $15 million of its common stock on the open market. As of May 10, 1999, the Company has acquired 62,000 shares for a total consideration of $910,444.

        On April 1, 1999, the Company consummated a merger agreement with AAH Management Corp. ("AAH"). As a result, the Company will manage an additional 15 veterinary practices in the New York and New Jersey markets. Under the terms of the agreement, the Company purchased the stock of AAH for a total consideration of approximately $12.6 million, consisting of $4.3 million in cash and notes, and 517,568 shares of VCA common stock valued at approximately $8.3 million. In addition, the Company assumed AAH debt totaling approximately $15 million.

        In 1999, through May 10, the Company has incurred approximately $2.5 million in expenditures relating to Year 2000 compliance, and projects spending an additional $5.3 million in the remainder of 1999. Of the total $7.8 million that will be expended, approximately $4.5 million is expected to be capitalized while $3.3 million is expected to be expensed. See "Impact of Year 2000" for more information on the Company's plans related to the Year 2000 compliance.

        The Company has achieved its growth in the past, and anticipates it will continue its growth in the future through the acquisition of animal hospitals for cash, stock, notes and the assumption of liabilities. The Company anticipates it will complete the acquisition of an additional 15 to 20 individual animal hospitals during the next twelve months, which will require cash of up to $15 million. In addition, the Company continues to examine acquisition opportunities in the veterinary diagnostic laboratory field which may impose additional cash requirements.

        The Company intends to fund its future cash requirements primarily from its cash and marketable securities and funds generated from options. The Company believes these sources of funds will be sufficient to support the Company's operations and planned capital expenditures for at least the next 12 months. A significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions.

IMPACT OF YEAR 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE

        The Year 2000 issue is the result of computer hardware and software language which utilizes two digits rather than four digits to define the applicable year. As a result, some of the Company's software, hardware, equipment and building operating systems have date-sensitive software or embedded chips which may recognize a date using "00" as Year 1900 rather than as Year 2000 or not recognize the year at all. This could result in system failures which would disrupt Company operations, including a temporary inability of the Company to process transactions and customer invoices or engage in normal business activities.

        The Company will be required to modify or replace significant portions of its software, hardware, equipment and building operating systems so that those systems and equipment will properly function beyond December 31, 1999. The Company presently believes that with modification or replacement of certain existing software, hardware, equipment and building operating systems, the Year 2000 issue should be mitigated, however, if action is not timely, the Year 2000 issue could have a material impact on the operations of the Company.

STATE OF READINESS

        The Company's plan to resolve its Year 2000 issues involves the following four phases: (i) completing an inventory of all software, hardware, equipment and building operating systems ("Inventory"); (ii) assessing the Year 2000 compliance status of all software, hardware, equipment and building operating systems ("Assessment"); (iii) repairing or replacing software, hardware, equipment and building operating systems that are determined not to be Year 2000 compliant ("Repair/Replace"); and (iv) testing software, hardware, equipment and building operating systems for Year 2000 compliance ("Testing"). The Company will assess each of its three divisions of business operations (Animal Hospitals, Laboratories and VCA Corporate) for Year 2000 compliance.

        As of March 31, 1999, the Company has completed its inventory of all software, hardware, equipment and building operating systems. The Company has completed its assessment of the IT (Information Technology) systems that could be significantly affected by the Year 2000 issue. A preliminary assessment of the non-IT systems and equipment resulted in the determination that the impact of the Year 2000 issue on such non-IT systems and equipment would not be material to the Company's overall operations. A final assessment and determination of non-IT systems and equipment has begun and will be completed in June 1999. There are no significant IT projects that have currently been deferred due to the Year 2000 efforts.

        The Company's Year 2000 compliance plan includes either upgrades to or replacement of software, hardware, equipment and building operating systems. The Company's Year 2000 efforts are progressing according to schedule. The status of the Company's progress, identified by phase and division, is summarized in the table below:

                                                                      Estimated
                                                       Projected      Percentage
   Phase              Division        Start Date     Completion Date   Complete
----------       ----------------   --------------   ---------------  ----------
Inventory        Animal Hospitals   September 1998    January 1999       100%
                 VCA Corporate      September 1998    January 1999       100%
                 Laboratories       September 1998    January 1999       100%

Assessment       Animal Hospitals     October 1998       June 1999        80%
                 VCA Corporate        October 1998      March 1999       100%
                 Laboratories       September 1998      April 1999       100%

Repair/Replace   Animal Hospitals    February 1999   November 1999        20%
                 VCA Corporate        October 1998     August 1999        60%
                 Laboratories         October 1998    October 1999        90%

Testing          Animal Hospitals    February 1999   November 1999        20%
                 VCA Corporate        October 1998     August 1999        60%
                 Laboratories         October 1998    October 1999        90%

        The Company projects that modifications to all software, hardware, equipment and building operating systems will be Year 2000 compliant by November 1999. It is expected that this will allow sufficient time for further modifications, if necessary, prior to the arrival of the Year 2000. There is no certainty that the schedule will proceed according to plan or that delays will not occur. Specific factors that might cause such delays include the availability of personnel and the ability to locate and correct all relevant IT and non-IT systems and equipment.

        The Company has completed the process of contacting material third parties (suppliers, vendors and subcontractors) to determine the extent to which the Company may be vulnerable as a result of a failure by any of these third parties to remedy their own Year 2000 issues. The Company has requested all material third parties to respond to a questionnaire, which was sent by the Company, on the status of their Year 2000 compliance, and to provide written assurance that they will be Year 2000 compliant. As of May 10, 1999, the Company has received approximately 67% of the required responses from material third parties. Most of the responses received from third parties indicated that they are in process of evaluating their Year 2000 compliance. The Company expects to evaluate and verify the status of all material third-party Year 2000 compliance status through follow-up questionnaires, letters and phone calls. The Company is uncertain whether the risks of non-Year 2000 compliance by third parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor or supplier and expects to find alternative resources in order to continue to conduct daily operations. However, there can be no assurance that material third parties will not suffer a Year 2000 business disruption which could have a material adverse effect on the Company's results of operations or financial position.

COSTS TO ADDRESS YEAR 2000 COMPLIANCE

        The Company will utilize both internal and external resources to inventory, assess, repair or replace and test the software, hardware, equipment and building operating systems needed for Year 2000 modifications. The Company has prepared a budget relating to all aspects for Year 2000 compliance. This budget accounts for all labor, hardware, software, maintenance and equipment, including Animal Hospitals' medical billing systems, VCA Corporate's accounting system and Laboratories' billing and diagnostic systems.

        The Company's expenditures in 1999 through May 10, 1999 amounted to approximately $2.5 million. Expenditures for Year 2000 compliance costs approximated $365,000 in 1998. The Company projects spending an additional $5.2 million in 1999. The total 1999 budget for the Year 2000 project is estimated at approximately $7.8 million. There can be no assurance that the actual cost of Year 2000 correction will not materially exceed these estimates. The projected costs will be funded through normal operations and leasing of hardware and software. Additionally, the Company has recently determined that certain software, hardware, equipment and building operating systems will not have useful lives beyond 1999 because of Year 2000 system issues. This will result in shorter useful lives than originally projected. Total depreciation on such software, hardware, equipment and building operating systems in 1999 is estimated at $1.6 million, which includes approximately $1 million of additional accelerated depreciation as a result of the shorter projected useful lives.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

        Unless the Company completes the planned upgrades and implementation of software, hardware, equipment and building operating systems, the Year 2000 issue will pose significant operational problems. If such conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Failure to be Year 2000 compliant could result in potential unidentified liabilities, a decline in billing and collections, and the Company's inability to perform necessary day-to-day functions. At this time, the estimated lost revenues and the impact on the Company's operations and financial position cannot be determined. The following describes the most reasonably likely worst case Year 2000 scenarios for each division of the Company:

        (a) The Company's animal hospitals' medical billing systems would cease to function properly, resulting in an inability of the Company to access data or operate the computerized cash balancing features. Additionally, the medical non-IT systems and equipment would fail, resulting in an inability of the Company to provide certain services for clients.

        (b) The Company's accounting and payroll systems would fail or malfunction, resulting in the corruption of data files on a Company-wide basis. Such failure or malfunction would also prevent the accounts payable, accounts receivable and payroll functions from operating properly, resulting in the inability to produce checks and delays in billings and cash collections.

        (c) The Company's laboratories would experience problems if the computer interface with the lab equipment and/or fax machines fail. This would prohibit the computerization of lab reports, resulting in delayed reporting to clients. Certain non-IT medical systems and equipment also could fail, resulting in an inability of the Company to provide certain services for customers.

        (d) In addition, if any material third parties fail to appropriately remedy their Year 2000 issues, such failure would have a material adverse effect on the Company's daily operations, results of operations and financial position.

CONTINGENCY PLAN

        The Company's Year 2000 compliance plan will ultimately include the development of contingency plans for each division in the event that the Company has not completed all of its compliance phases in a timely manner or as a result of any third parties who are unable to provide goods or services essential to the Company's operations. The Company is in the process of developing the appropriate contingency plans should it fail to meet its Year 2000 compliance objectives by December 31, 1999. The Company expects to establish formal contingency plans for each division by August 1999.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

        Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets' Rx"), as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. As a result of these acquisitions, our revenues grew from $181.4 million in 1996 to $235.9 million in 1997 to $281.0 million in 1998. In 1999 through March 31, we acquired 5 animal hospitals and one veterinary diagnostic laboratory. Effective April 1, 1999, the Company consummated a merger agreement with AAH Management Corp. to acquire 15 veterinary practices in the New York and New Jersey markets.

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

        Our acquisition strategy may cause us to divert our time from operating matters, which may cause the loss of business and personnel. There are also possible adverse effects on earnings resulting from the possible loss of acquired customer bases, amortization of goodwill created in purchase transactions and the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business. If we have sufficient capital, our acquisition strategy involves the acquisition of at least 15 to 20 facilities per year. Our success is dependent upon our ability to timely identify, acquire, integrate and manage profitability of acquired businesses. If we cannot do this, our business and growth may be harmed.

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

        We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At March 31, 1999, we have consolidated long-term obligations (including current portion) of $156.6 million and our ratio of long-term debt (including current portion) to total stockholders' equity was 75%. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

        A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At March 31, 1999, our balance sheet reflected $264.9 million of intangible assets of these types, which is a substantial portion of our total assets of $400.6 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase will have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If VCA is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

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

        In addition, we have adopted a Stockholder Rights Plan, under which we distributed a dividend of one right for each outstanding share of our common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

               Future sales by existing stockholders could adversely affect the prevailing market price of the common stock. As of May 10, 1999, VCA had 21,556,669 shares of common stock outstanding (including 289,165 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act. There are also 17,129 shares which VCA is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,757,418 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For discussion on legal proceedings, see Risk Factors - "Pending Litigation". In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

              Exhibit 27.1 Financial Data Schedule

        (b) Reports on Form 8-K:

              Current Report on Form 8-K filed March 23, 1999

              Current Report on Form 8-K filed February 18, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VETERINARY CENTERS OF AMERICA, INC



Date: May 10, 1999                     /s/ Tomas W. Fuller
                                       ------------------------------------
                                       Tomas W. Fuller
                                       Chief Financial Officer

                                  EXHIBIT INDEX

ITEM             EXHIBIT                                                  PAGE
----             -------                                                  ----
27.1             Financial Data Schedule                                   23