Form 10-Q
period 1999-06-30
VETERINARY CENTERS OF AMERICA INC
filed 1999-08-16
CIK 817366

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999

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

                                      NONE
      (Former name, address and fiscal year, if changed since last report)

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  [X]                      NO  [ ]

           State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date: Common Stock, $.001 Par Value 21,580,172 shares as of August 6, 1999.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                            June 30,     December 31,
                                                                                              1999          1998
                                                                                            --------     ------------
ASSETS
  Current assets:
     Cash and equivalents ...............................................................    $13,879        $8,977
     Marketable securities ..............................................................     23,576        33,358
     Trade accounts receivable, less allowance for uncollectible accounts of
        $7,567 and $6,532 at June 30 and December 31, respectively.......................     15,188        11,436
     Inventory, prepaid expenses and other ..............................................      8,516         7,897
     Deferred income taxes ..............................................................      4,111         4,111
     Prepaid income taxes ...............................................................         --         5,040
                                                                                            --------      --------
         Total current assets ...........................................................     65,270        70,819
  Property and equipment, net ...........................................................     59,710        50,140
  Goodwill and covenants not to compete, net ............................................    288,052       261,227
  Other assets ..........................................................................     10,723        10,697
                                                                                            --------      --------
                                                                                            $423,755      $392,883
                                                                                            ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term obligations ...........................................    $18,049       $17,431
     Accounts payable ...................................................................      7,518         5,208
     Other accrued liabilities ..........................................................     22,875        16,707
                                                                                            --------      --------
         Total current liabilities ......................................................     48,442        39,346
  Long-term obligations, less current portion ...........................................    143,955       142,356
  Deferred income taxes .................................................................      5,800         5,800
  Minority interest .....................................................................      3,033         2,696
  Commitments and contingencies
  Stockholders' equity:
     Common stock, par value $0.001 .....................................................         20            20
     Additional paid-in capital .........................................................    212,921       202,850
     Notes receivable from stockholders .................................................       (635)         (617)
     Retained earnings ..................................................................     13,970         3,380
     Other comprehensive income, unrealized loss on investments .........................       (361)         (468)
     Less cost of common stock held in treasury, 289 and 227 shares at June 30,
           1999 and December 31, 1998, respectively .....................................     (3,390)       (2,480)
                                                                                            --------      --------
         Total stockholders' equity .....................................................    222,525       202,685
                                                                                            --------      --------
                                                                                            $423,755      $392,883
                                                                                            ========      ========





The accompanying notes are an integral part of these condensed consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                Three Months Ended           Six Months Ended
                                                                      June 30,                  June 30,
                                                              ----------------------      ----------------------
                                                                1999          1998          1999          1998
                                                              --------      --------      --------      --------
Revenues ...............................................      $ 86,164      $ 74,679      $160,002      $136,748
Direct costs ...........................................        60,819        53,658       116,096       100,922
                                                              --------      --------      --------      --------
    Gross profit .......................................        25,345        21,021        43,906        35,826
Selling, general and administrative ....................         5,369         4,476        10,891         9,364
Depreciation and amortization ..........................         3,907         3,123         7,460         6,259
Year 2000 remediation expenses .........................           884          --           1,171          --
Year 2000 accelerated depreciation .....................           270          --             614          --
1996 restructuring plan favorable settlement ...........          --            --             320          --
                                                              --------      --------      --------      --------
    Operating income ...................................        14,915        13,422        24,090        20,203
Interest income ........................................           402           591           868         1,303
Interest expense .......................................         2,733         2,920         5,388         5,916
                                                              --------      --------      --------      --------
Income before minority interest and provision for
     income taxes ......................................        12,584        11,093        19,570        15,590
Minority interest in income of subsidiaries ............           269           223           405           378
                                                              --------      --------      --------      --------
    Income before provision for income taxes ...........        12,315        10,870        19,165        15,212
Provision for income taxes .............................         5,425         4,788         8,575         6,823
                                                              --------      --------      --------      --------
    Net income .........................................      $  6,890      $  6,082      $ 10,590      $  8,389
                                                              ========      ========      ========      ========


Basic earnings per common share ........................      $   0.32      $   0.30      $   0.50      $   0.42
                                                              ========      ========      ========      ========

Diluted earnings per common share ......................      $   0.31      $   0.28      $   0.48      $   0.39
                                                              ========      ========      ========      ========

Shares used for computing basic earnings per share .....        21,288        20,214        20,975        20,210
                                                              ========      ========      ========      ========

Shares used for computing diluted earnings per share ...        22,254        21,886        22,162        21,701
                                                              ========      ========      ========      ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                   1999           1998
                                                                                 --------       --------
Cash flows from operating activities:
   Net income ................................................................   $ 10,590       $  8,389
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ........................................      8,074          6,259
        Minority interest in income of subsidiaries ..........................        405            378
        Distributions to minority interest partners ..........................       (380)          (233)
        Provision for uncollectible accounts .................................      1,469          1,348
        Increase in accounts receivable, net .................................     (4,827)        (4,384)
        Decrease (increase) in inventory, prepaid expenses and other assets            18         (1,289)
        Decrease in prepaid income taxes .....................................      5,040          5,634
        Increase in taxes payable ............................................      1,063           --
        Increase in accounts payable and accrued liabilities .................      3,959          1,524
                                                                                 --------       --------
           Net cash provided by operating activities .........................     25,411         17,626
                                                                                 --------       --------

Cash flows from investing activities:
        Property and equipment additions .....................................     (7,834)        (6,453)
        Business acquisitions, net of cash acquired ..........................    (13,196)       (16,140)
        Proceeds from sales of marketable securities .........................    (34,391)       (14,536)
        Investments in marketable securities .................................     44,280         36,581
        Proceeds from the sale of equipment ..................................        256           --
        Investment in Veterinary Pet Insurance ...............................       --           (4,000)
                                                                                 --------       --------
           Net cash provided by (used in) investing activities ...............    (10,885)        (4,548)
                                                                                 --------       --------

Cash flows from financing activities:
        Repayment of long-term obligations ...................................     (9,168)        (9,693)
        Payments received on notes receivable ................................         72             69
        Proceeds from issuance of common stock under stock option plans ......        382            250
        Payments on guaranteed purchase price contingently payable in cash
           or common stock ...................................................       --              (46)
        Purchase of treasury stock ...........................................       (910)          --
                                                                                 --------       --------
           Net cash used in financing activities .............................     (9,624)        (9,420)
                                                                                 --------       --------
Increase in cash and equivalents .............................................      4,902          3,658
Cash and equivalents at beginning of period ..................................      8,977         19,882
                                                                                 --------       --------
Cash and equivalents at end of period ........................................   $ 13,879       $ 23,540
                                                                                 ========       ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


(1)        GENERAL

            The accompanying unaudited condensed consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

(2)        ACQUISITIONS

           On April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH") for a total consideration (including acquisition costs) of $28,450,000, consisting of 517,598 shares of VCA common stock, with a value at the date of acquisition of $7,753,000, $8,648,000 in cash, $1,182,000 in notes payable and the assumption of $10,867,000 in liabilities. AAH is the operator of 15 animal hospitals located in New York and New Jersey. The acquisition of AAH was accounted for as a purchase. The purchase price has been allocated as follows, subject to final valuation: $6,763,000 to tangible assets and $21,687,000 to goodwill and other intangibles.

           During the second quarter of 1999, the Company purchased four animal hospitals, one of which was merged into an existing VCA facility, and one veterinary diagnostic laboratory, for an aggregated consideration (including acquisition costs) of $3,267,000, consisting of $1,637,000 in cash, $1,571,000 in notes payable and $59,000 in assumed liabilities. The aggregate purchase price was allocated as follows: $141,000 to tangible assets, $2,960,000 to goodwill and $166,000 to other intangible assets.

           During the first quarter of 1999, the Company purchased five animal hospitals, two of which were merged into existing VCA facilities, and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $5,861,000, consisting of $2,794,000 in cash, $1,802,000 in debt, 70,712 shares of VCA common stock with a market value of $1,075,000 and the assumption of liabilities totaling $190,000. The aggregate purchase price was allocated as follows: $284,000 to tangible assets, $5,319,000 to goodwill and $258,000 to other intangible assets.

(3)        VET'S CHOICE JOINT VENTURE

           In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the three months ended June 30, 1999 and 1998, of $1,275,000, for each quarter, are included in Animal Hospital revenues. The Consulting Fees earned during the six months ended June 30, 1999 and 1998 were $2,550,000 for each six-month period. The Company's consulting services to HPP will be completed in February 2000.

(4)        RESTRUCTURING RESERVES

           During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted by the Company in light of the increase in the size of its animal hospital operations, were to be closed or sold. During the six months ended June 30, 1999, pursuant to the 1996 Plan, the Company incurred $285,000 of cash expenditures for lease and other contractual obligations. Also, during the six months ended June 30, 1999, the Company recognized a $320,000 favorable settlement from a laboratory operations' contract, terminated as part of the 1996 Plan.

           At June 30, 1999, the 1996 Plan restructuring reserve balance was $1,106,000, consisting primarily of lease and other contractual obligations, which will extend through 2014.

           During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, additional animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the six months ended June 30, 1999, pursuant to the 1997 Plan, the Company incurred $35,000 of cash expenditures for lease obligations. In addition, the Company sold the building of a previously closed hospital resulting in an additional $4,000 asset write-down.

           At June 30, 1999, the 1997 Plan restructuring reserve balance was $1,189,000, consisting primarily of lease obligations and reserves for asset write-downs. The 1997 Plan is expected to be completed in 1999, although certain lease obligations will continue through 2005.

           The following tables summarize the activity in the Company's restructuring reserves by plan year (in thousands):

                                  The 1996 Plan

                                                                        Cash       Non-Cash
                                                                       Charges      Charges     Total
                                                                       -------     --------    -------
Balance, December 31, 1998                                             $ 1,391       $--       $ 1,391
    Cash expenditures for lease and other contractual obligations         (285)       --          (285)
    Refund of disputed contract termination settlement                     320        --           320
    Restructuring plan favorable settlement                               (320)       --          (320)
                                                                       -------       ----      -------
Balance, June 30, 1999                                                 $ 1,106       $--       $ 1,106
                                                                       =======       ====      =======

                                  The 1997 Plan

                                                                        Cash       Non-Cash
                                                                       Charges      Charges     Total
                                                                       -------     --------    -------
Balance, December 31, 1998                                                $866       $362       $1,228
    Cash expenditures for lease and other contractual obligations          (35)       --           (35)
    Non-cash asset write-down                                              --          (4)          (4)
                                                                       -------       ----      -------
Balance, June 30, 1999                                                    $831       $358       $1,189
                                                                       =======       ====      =======

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

           Settlements in principle have been reached with respect to these lawsuits. Under the proposed settlement, the claims against VCA and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by VCA's insurance carriers. We cannot assure you however that a final binding settlement agreement embodying these terms will be executed by the parties.

           If a final agreement is not reached between the parties and we are unable to resolve the claims that are the basis of the lawsuits or to prevail in any related litigation, we may be obligated to pay a substantial monetary amount in damages for which we may not be adequately insured, which could have a material adverse effect on our business, financial position and results of operations. In any event, our defense of these lawsuits may result in substantial cost to VCA as well as significant dedication of management resources, as we intend to vigorously defend against them.

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

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as per the issuance of SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

(8)        CALCULATION OF PER SHARE AMOUNTS

           Below is a reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") (amounts in thousands, except per share amounts):


                                           Three Months Ended                   Six Months Ended
                                              June 30, 1999                       June 30, 1999
                                     --------------------------------    --------------------------------
                                                            Per Share                           Per Share
                                      Income      Shares     Amount      Income       Shares      Amount
                                     -------      ------     -------     -------      ------     -------
Basic EPS
   Net income .....................  $ 6,890      21,288     $  0.32     $10,590      20,975     $  0.50
                                                             =======                             =======

Effect of dilutive stock options ..     --           966                    --         1,187
                                     -------     -------                 -------     -------
Diluted EPS .......................  $ 6,890      22,254     $  0.31     $10,590      22,162     $  0.48
                                     =======     =======     =======     =======     =======     =======

                                           Three Months Ended                   Six Months Ended
                                              June 30, 1998                       June 30, 1998
                                     --------------------------------    --------------------------------
                                                            Per Share                           Per Share
                                      Income      Shares     Amount      Income       Shares      Amount
                                     -------      ------     -------     -------      ------     -------
Basic EPS
   Net income .....................  $ 6,082      20,214       $0.30      $8,389      20,210       $0.42
                                                             =======                             =======

Effect of dilutive securities:
   Stock options ..................       --       1,630                      --       1,426
   Stock guarantees ...............       --          17                      --          40
   Converted debt..................        3          25                       7          25
                                     -------     -------                 -------     -------
Diluted EPS .......................  $ 6,085      21,886       $0.28      $8,396      21,701       $0.39
                                     =======     =======     =======     =======     =======     =======


(9)        COMPREHENSIVE INCOME

Below is a calculation of comprehensive income (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                     ---------------------      ----------------------
                                                                       1999           1998         1999           1998
                                                                       ----           ----         ----           ----
Net income.....................................................      $6,890         $6,082      $10,590         $8,389
Decrease (increase) in unrealized loss on investment...........        (49)             --          107             --
                                                                     ------         ------      -------         ------
Net comprehensive income.......................................      $6,841         $6,082      $10,697         $8,389
                                                                     ======         ======      =======         ======

           No income tax benefit related to the unrealized loss on investment was recognized due to potential tax treatment of investment losses.

(10)       LINES OF BUSINESS

           During the three and six months ended June 30, 1999 and 1998, the Company had three reportable segments: Animal Hospitals, Laboratories and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospitals provide veterinary services for companion animals and sells related retail products. The Laboratories provide testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the other segments. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

           The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's 1998 Annual Report on Form 10-K filed with the SEC on March 31, 1999. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all inter-segment sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

           Below is a summary of certain financial data for each of the three segments (in thousands):

                                                                                  Inter-Segment
                                             Animal                                  Sales
                                            Hospitals  Laboratories  Corporate    Eliminations     Total
                                            --------   ------------  ---------    ------------    --------
THREE MONTHS ENDED JUNE 30, 1999
    Revenues .............................  $ 60,434     $ 27,276      $    --      $ (1,546)     $ 86,164
    Operating income (loss) ..............    11,295        7,868       (4,248)         --          14,915
    Depreciation/amortization expense ....     2,915        1,093          169          --           4,177
    Capital expenditures .................     4,114          510          379          --           5,003

THREE MONTHS ENDED JUNE 30, 1998
    Revenues .............................    52,125       24,142           --        (1,588)       74,679
    Operating income (loss) ..............    10,821        5,865       (3,264)         --          13,422
    Depreciation/amortization expense ....     2,012          970          141          --           3,123
    Capital expenditures .................     2,640          958          118          --           3,716

SIX MONTHS ENDED JUNE 30, 1999
    Revenues .............................   110,160       52,845           --        (3,003)      160,002
    Operating income (loss) ..............    17,510       14,874       (8,294)         --          24,090
    Depreciation/amortization expense ....     5,477        2,192          405          --           8,074
    Capital expenditures .................     6,198        1,140          496          --           7,834

SIX MONTHS ENDED JUNE 30, 1998
    Revenues .............................    96,466       43,244           --        (2,962)      136,748
    Operating income (loss) ..............    17,501        9,743       (7,041)         --          20,203
    Depreciation/amortization expense ....     4,048        1,916          295          --           6,259
    Capital expenditures .................     3,781        2,487          185          --           6,453

AT JUNE 30, 1999
    Identifiable assets ..................   262,274      107,482       53,999          --         423,755
AT JUNE 30, 1998
    Identifiable assets ..................   216,623      112,809       62,622          --         392,054
AT DECEMBER 31, 1998
    Identifiable assets ..................   226,182      106,217       60,484          --         392,883

           Corporate operating loss includes salaries, general and administrative expense for the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Animal Hospitals and Laboratories segments.

           Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed consolidated statements of operations (in thousands):

                                                                   Three Months Ended              Six Months Ended
                                                                       June 30,                        June 30,
                                                             ---------------------------    -----------------------------
                                                                1999             1998           1999              1998
                                                             -----------     -----------    -----------       -----------
Total segment operating income after eliminations..........  $    14,915     $    13,422    $    24,090       $    20,203
Interest income............................................          402             591            868             1,303
Interest expense...........................................        2,733           2,920          5,388             5,916
Minority interest..........................................          269             223            405               378
                                                             -----------     -----------    -----------       -----------
Income before provision for income taxes...................  $    12,315     $    10,870    $    19,165       $    15,212
                                                             ===========     ===========    ===========       ===========

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

           Over the past several years, the Company has expanded its animal hospital network and veterinary diagnostic laboratory operations through acquisitions. Animal hospitals and veterinary diagnostic laboratories have been acquired through a combination of issuance of common stock, notes payable and cash.

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

RESULTS OF OPERATIONS

REVENUES

           The following table summarizes the Company's revenues for the three and six months ended June 30, 1999 and 1998 (amounts in thousands):

                                           Three Months Ended                          Six Months Ended
                                                 June 30,                                   June 30,
                                           1999           1998     %Increase          1999           1998     %Increase
                                        -------        -------     ---------      --------       --------     ---------
Animal Hospitals ..................     $60,434        $52,125         15.9%      $110,160       $ 96,466         14.2%
Laboratories ......................      27,276         24,142         13.0%        52,845         43,244         22.2%
Intercompany Sales ................      (1,546)        (1,588)                     (3,003)        (2,962)
                                        -------        -------                    --------       --------
                                        $86,164        $74,679         15.4%      $160,002       $136,748         17.0%
                                        =======        =======                    ========       ========

           The increases in Animal Hospitals' revenues in the 1999 periods from the 1998 comparable periods were primarily the result of the increase in the number of facilities operated by the Company. The results for 1999 include the revenues of 29 animal hospitals acquired subsequent to June 30, 1998. The increase in revenues that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, was approximately 1.6% and 2.2% for the three and six months ended June 30, 1999, respectively. Same-store facilities are animal hospitals that were owned as of the beginning of the prior year periods.

           At June 30, 1999, the Company owned and managed 189 animal hospitals, of which 38 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states the Company has contracted with professional corporations ("PCs") who provide all veterinary medical care and have the rights to all associated revenue. The Company owns all of the assets of these 38 animal hospitals and provides all administrative functions. In return for its services, the Company receives management fees from the PCs, which has been included in the Company's revenues. The Company does not consolidate the operations of these 38 managed animal hospitals, as the Company has not met certain consolidation requirements. Combined revenues from animal hospitals owned and managed by VCA (had the managed hospitals' operations been consolidated with owned hospitals) increased 18.4% and 15.8% for the three and six months ended June 30, 1999, respectively, relative to the comparable 1998 periods. The increase in combined revenues from animal hospitals owned and managed by VCA resulting from changes in volume or prices at same-store facilities, as compared to the corresponding periods in the prior year, was approximately 6.4% and 4.8% for the three and six months ended June 30, 1999, respectively.

           Pursuant to the restructuring agreement and other related agreements between Heinz Pet Products (HPP) and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million receivable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in the three months ended June 30, 1999 and 1998, of $1,275,000, for each quarter, are included in Animal Hospital revenues. The Consulting Fees earned in the six months ended June 30, 1999 and 1998 were $2,550,000 for each six-month period. The Company's consulting services to HPP will be completed in February 2000.

           The increase in Laboratories' revenues was primarily due to the $10.9 million acquisition on February 26, 1998, of certain assets of the veterinary diagnostics laboratory business from Laboratory Corporation of America Holdings ("LabCorp"). In addition, Laboratories' revenues have increased as the result of the acquisition of the business of two other veterinary diagnostic laboratories since March 31, 1998 and the success achieved with increased marketing efforts.

GROSS PROFIT

           The following tables summarizes the Company's gross profit for the three and six months ended June 30, 1999 and 1998 (amounts in thousands):

                                       Three Months Ended                      Six Months Ended
                                             June 30,                              June 30,
                                      -------------------                    -------------------
                                       1999        1998       %Increase        1999        1998       %Increase
                                      -------     -------     ---------      -------     -------      ---------
Animal Hospitals .................    $15,057     $12,833         17.3%      $24,085     $21,549        11.8%
Laboratories .....................     10,288       8,188         25.6%       19,821      14,277        38.8%
                                      -------     -------                    -------     -------
                                      $25,345     $21,021         20.6%      $43,906     $35,826        22.6%
                                      =======     =======                    =======     =======

           Gross profit for the Animal Hospitals is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospitals' gross profit represented 24.9% and 24.6% of Animal Hospitals' revenues for the three months ended June 30, 1999 and 1998, respectively. Animal Hospital gross profit represented 21.9% and 22.3% of Animal Hospital revenues for the six months ended June 30, 1999 and 1998, respectively.

           The gross profit margin for "same-store" hospitals owned by the Company prior to April 1, 1998 was 23.6% and 21.2% for the three months ended June 30, 1999 and 1998, respectively, and for those owned by the Company prior to January 1, 1998 was 19.9% and 19.0% for six months ended June 30, 1999 and 1998, respectively. The gross profit margins for "newly acquired" hospitals (those acquired by the Company after the beginning of the periods presented) were 20.1% and 20.0% for the three and six months ended June 30, 1999, respectively. Gross profit margins for "same-store" and "newly acquired" hospitals have been calculated excluding the Consulting Fees of $1,275,000 earned in each of the three months and $2,550,000 earned in each of the six months ended June 30, 1999 and 1998 respectively.

           Had the managed hospitals' operations been consolidated with owned hospitals, gross profit margins would have been 23.8% and 24.0% for the three months and 21.0% and 21.7% for the six months ended June 30, 1999 and 1998, respectively. "Same-store" gross profit margins from the combined operations of animal hospitals owned and managed by VCA was 22.9% and 19.3% for the three-month periods and 18.5% for both the six-month periods ended June 30, 1999 and 1998, respectively.

           Gross profit of the Laboratories is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs, and supply costs. Laboratories gross profit represented 37.7% and 33.9% of Laboratories revenues for the three months ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30, 1999 and 1998, Laboratory gross margins were 37.5% and 33.0%, respectively. The increase in the gross profit percentages for the three and six months ended June 30, 1999 when compared to the corresponding 1998 periods was primarily attributable to the phase-in of operations of LabCorp in 1998. While the Company recognized certain costs related to the phase-in of LabCorp during the six months ended June 30, 1998, revenue was not earned until April 1, 1998.

           The Company's Animal Hospitals historically has realized lower gross profits margins than that of its Laboratories business. If the portion of the Company's revenues attributable to its Animal Hospitals operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           VCA Corporate selling, general and administrative expenses consists of administrative expense, including the salaries of corporate officers, other professional expenses, rent and occupancy costs associated with the Company's headquarters.

           Selling, general and administrative expense for the three and six months ended June 30, 1999 and 1998 is comprised of the following (amounts in thousands):

                                                      Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                      ------------------      -------------------
                                                        1999       1998         1999         1998
                                                       ------     ------      -------      ------
VCA Corporate ............................             $4,079     $3,123       $8,210      $6,745
Laboratories .............................              1,290      1,353        2,681       2,619
                                                       ------     ------      -------      ------
                                                       $5,369     $4,476      $10,891      $9,364
                                                       ======     ======      =======      ======

           VCA Corporate and Laboratories selling, general and administrative expense, as a percentage of Animal Hospitals and Laboratories revenues, was 6.2% and 6.0% for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, VCA Corporate and Laboratories selling, general and administrative expenses as a percentage of Animal Hospitals and Laboratories revenues was 6.8% for both periods.

DEPRECIATION AND AMORTIZATION

           Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $7,460,000 for the six months ended June 30, 1999 from $6,259,000 for the six months ended June 30, 1998. The increase in depreciation and amortization expense is due to the acquisition of animal hospitals and laboratories since the beginning of 1998. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

RESTRUCTURING RESERVES

           During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted by the Company in light of the increase in the size of its animal hospital operations, were to be closed or sold. During the six months ended

June 30, 1999, pursuant to the 1996 Plan, the Company incurred $285,000 of cash expenditures for lease and other contractual obligations. Also, during the six months ended June 30, 1999, the Company recognized a $320,000 favorable settlement from a laboratory operations' contract, terminated as part of the 1996 Plan.

           At June 30, 1999, the 1996 Plan restructuring reserve balance was $1,106,000, consisting primarily of lease and other contractual obligations, which will extend through 2014.

           During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, additional animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the six months ended June 30, 1999, pursuant to the 1997 Plan, the Company incurred $35,000 of cash expenditures for lease obligations. In addition, the Company sold the building of a previously closed hospital resulting in an additional $4,000 asset write-down.

           At June 30, 1999, the 1997 Plan restructuring reserve balance was $1,189,000, consisting primarily of lease obligations and reserves for asset write-downs. The 1997 Plan is expected to be completed in 1999, although certain lease obligations will continue through 2005.

YEAR 2000 REMEDIATION EXPENSES AND ACCELERATED DEPRECIATION

           The Company incurred $884,000 and $1,171,000 in Year 2000 remediation expenses for the three and six months ended June 30, 1999, respectively. The Company also recorded $270,000 and $614,000 in Year 2000-related accelerated depreciation for the three and six months ended June 30, 1999, respectively. See "Impact of Year 2000" for additional disclosures on the Company's Year 2000 plans and expenditures.

LIQUIDITY AND CAPITAL RESOURCES

           Cash provided by operations during the six months ended June 30, 1999 was $25,411,000 compared to $17,626,000 for the comparable period in 1998, an increase of $7,785,000. The most significant component of this increase relates to the timing of certain receipts and disbursements. In addition, the results for 1999 include 29 animal hospitals and two veterinary diagnostic laboratory businesses acquired since June 30, 1998, as well as a full six months of LabCorp operations versus three months in 1998.

           The Company has plans to build, upgrade, expand or replace approximately 28 animal hospitals. The Company expended $2.1 million for such purposes during the six months ended June 30, 1999 and expects to incur additional costs of approximately $8.2 million over the next 12 months. Additionally, the Company spent $3.7 million on property, other equipment and software (not including year 2000 compliance) and expects to continue upgrades or replacements as needed.

           As of June 30, 1999, the Company has incurred approximately
$3.2 million in expenditures relating to Year 2000 compliance, and projects spending an additional $4.4 million in the remainder of 1999. Of the total $7.8 million that will be expended, approximately $4.5 million is expected to be capitalized while $3.3 million is expected to be expensed. See "Impact of Year 2000" for more information on the Company's plans related to the Year 2000 compliance.

           On March 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to $15 million of its common stock on the open market. As of August 6, 1999, the Company has acquired 62,000 shares for a total consideration of $910,444.

           On April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH"), for a total consideration of approximately $28.5 million, consisting of $8.6 million in cash, $1.2 million notes, 517,568 shares of VCA common stock valued at approximately $7.8 million and the assumption of approximately $11 million in debt. In addition to the AAH acquisition, the Company acquired nine animal hospitals and two laboratories for a total consideration of $9.1 million, during the six months ended June 30, 1999.

           The Company has achieved its growth in the past through acquisitions, and anticipates it will continue its growth in the future through the acquisition of animal hospitals acquisitions for cash, stock and notes. The Company anticipates it will complete the acquisition of an additional 15 to 20 individual animal hospitals during the next 12 months, which will require cash of up to $15 million. In addition, the Company continues to examine acquisition opportunities in the veterinary diagnostic laboratory field which may impose additional cash requirements.

           The Company intends to fund its future cash requirements primarily from its cash and marketable securities and funds generated from operations. The Company believes these sources of funds will be sufficient to support the Company's operations and planned capital expenditures for at least the next 12 months. A significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions.

IMPACT OF YEAR 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE

           The Year 2000 issue is the result of computer hardware and software language which utilizes two digits rather than four digits to define the applicable year. As a result, some of the Company's software, hardware, equipment and building operating systems have date-sensitive software or embedded chips which may recognize a date using "00" as Year 1900 rather than as Year 2000 or not recognize the year at all. This could result in system failures that would disrupt Company operations, including a temporary inability of the Company to process transactions and customer invoices or engage in normal business activities.

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

           As of June 30, 1999, the Company has completed its inventory of all software, hardware, equipment and building operating systems. The Company has completed its assessment of the IT (Information Technology) systems that could be significantly affected by the Year 2000 issue. The assessment of the non-IT systems and equipment resulted in the determination that the impact of the Year 2000 issue on such non-IT systems and equipment will not be material to the Company's overall operations. There are no significant IT projects that have currently been deferred due to the Year 2000 efforts.

           The Company's Year 2000 compliance plan includes either upgrades to or replacement of software, hardware, equipment and building operating systems. The Company's Year 2000 efforts are progressing according to schedule. The status of the Company's progress, identified by phase and division, is summarized in the table below:

                                                                                              Estimated
                                                                               Projected     Percentage
        Phase                 Division               Start Date             Completion Date   Complete
------------------      --------------------       -----------------        ---------------   --------
Inventory               Animal Hospitals              September 1998           January 1999      100%
                        VCA Corporate                 September 1998           January 1999      100%
                        Laboratories                  September 1998           January 1999      100%

Assessment              Animal Hospitals                October 1998              June 1999      100%
                        VCA Corporate                   October 1998             March 1999      100%
                        Laboratories                  September 1998             April 1999      100%

Repair/Replace          Animal Hospitals               February 1999          November 1999       60%
                        VCA Corporate                   October 1998           October 1999       70%
                        Laboratories                    October 1998           October 1999       90%

Testing                 Animal Hospitals               February 1999          November 1999       60%
                        VCA Corporate                   October 1998           October 1999       70%
                        Laboratories                    October 1998           October 1999       90%

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

           The Company has completed the process of contacting material third parties (suppliers, vendors and subcontractors) to determine the extent to which the Company may be vulnerable as a result of a failure by any of these third parties to remedy their own Year 2000 issues. The Company has requested all material third parties to respond to a questionnaire, which was sent by the Company, on the status of their Year 2000 compliance, and to provide written assurance that they will be Year 2000 compliant. As of August 6, 1999, the Company has received approximately 72% of the required responses from material third parties. Most of the responses received from third parties indicated that they are in process of evaluating their Year 2000 compliance. The Company expects to evaluate and verify the status of all material third-party Year 2000 compliance status through follow-up questionnaires, letters and phone calls. The Company is uncertain whether the risks of non-Year 2000 compliance by third parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor or supplier and expects to find alternative resources in order to continue to conduct daily operations. However, there can be no assurance that material third parties will not suffer a Year 2000 business disruption which could have a material adverse effect on the Company's results of operations or financial position.

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

           The Company's expenditures in 1999 through August 6, 1999 amounted to approximately $3.6 million. Expenditures for Year 2000 compliance costs approximated $365,000 in 1998. The Company projects spending an additional $4.2 million in 1999. The total 1999 budget for the Year 2000 project is estimated at approximately $7.8 million. There can be no assurance that the actual cost of Year 2000 correction will not materially exceed these estimates. The projected costs will be funded through normal operations and leasing of hardware and software. Additionally, the Company has recently determined that certain software, hardware, equipment and building operating systems will not have useful lives beyond 1999 because of Year 2000 system issues. This results in shorter useful lives than originally projected. Total depreciation on such software, hardware, equipment and building operating systems in 1999 is estimated at $1.6 million, which includes approximately $1 million of additional accelerated depreciation as a result of the shorter projected useful lives.

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

           (d) The Company's material third parties would fail to appropriately remedy their Year 2000 issues, such failure would have a material adverse effect on the Company's daily operations, results of operations and financial position.

CONTINGENCY PLAN

           The Company's Year 2000 compliance plan will ultimately include the development of contingency plans for each division in the event that the Company has not completed all of its compliance phases in a timely manner or as a result of any third parties who are unable to provide goods or services essential to the Company's operations. The Company is in the process of developing the appropriate contingency plans should it fail to meet its Year 2000 compliance objectives by December 31, 1999. The Company expects to establish formal contingency plans for each division by September 1999.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

           Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets' Rx"), as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. As a result of these acquisitions, our revenues grew from $181.4 million in 1996 to $235.9 million in 1997 to $281.0 million in 1998. In 1999 through June 30, we acquired 24 animal hospitals and two veterinary diagnostic laboratories.

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

           Also, our acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal and regulatory compliance. Any adverse regulatory decision may negatively affect our operations by assessing fines or penalties or requiring us to divest one or more of our operations.

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

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

           We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At June 30, 1999, we have consolidated long-term obligations (including current portion) of $162 million and our ratio of long-term debt (including current portion) to total stockholders' equity was
 .73 to 1.0. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

           A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At June 30, 1999, our balance sheet reflected $288 million of intangible assets of these types, which is a substantial portion of our total assets of $424 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase may have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If VCA is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

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

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION

           The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the state or local courts and by regulatory authorities with broad discretion. While we seek to comply with these laws in each state in which we operate, we cannot assure you that, given varying and uncertain interpretations of these laws, we are in compliance with these restrictions in all states. A determination that we violate any applicable restriction on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations if we are unable to restructure our operations to comply with the requirements of those states.

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

 SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

           Future sales by existing stockholders could adversely affect the prevailing market price of the common stock. As of August 6, 1999, VCA had 21,580,172 shares of common stock outstanding (including 289,165 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act. There are also 7,110 shares which VCA is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,722,559 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

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

           Settlements in principle have been reached with respect to these lawsuits. Under the proposed settlement, the claims against VCA and all other defendants will be dismissed without presumption or admission of any liability or wrongdoing. The full amount of the settlement and associated legal costs have either been previously reserved or will be covered by VCA's insurance carriers. We cannot assure you however that a final binding settlement agreement embodying these terms will be executed by the parties.

           If a final agreement is not reached between the parties and we are unable to resolve the claims that are the basis of the lawsuits or to prevail in any related litigation, we may be obligated to pay a substantial monetary amount in damages for which we may not be adequately insured, which could have a material adverse effect on our business, financial position and results of operations. In any event, our defense of these lawsuits may result in substantial cost to VCA as well as significant dedication of management resources, as we intend to vigorously defend against them.

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

           None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 18, 1999, the company held its Annual Meeting of Stockholders. The following sets forth the identify of the directors elected as Class III Directors to hold office for three years and until their respective successors have been elected and voting results as well as the voting results of the approval of an amendment to the Company's certificate of Incorporation to increase the authorized number of shares of Preferred Stock.

                                                                                                                        BROKER
                                    PROPOSAL                                YES               NO          ABSTAIN      NON-VOTE
                                    --------                                ---               --          -------      --------
            1. Election of Directors
                  Neil Tauber                                            17,395,432        551,063
                  John B. Chickering, Jr.                                17,445,037        501,458

            2.  Amendment to the 1996 Stock Incentives Plan to           10,906,814      6,968,520         71,661        --
            increase the authorized number of shares by 1,000,000


ITEM 5. OTHER INFORMATION

           None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)            Exhibits:
                                Exhibit 27.1 Financial Data Schedule

           (b)            Reports on Form 8-K:
                               None

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VETERINARY CENTERS OF AMERICA, INC




Date:  August 6, 1999                       /s/ Tomas W. Fuller
                                            ------------------------------------
                                            Tomas W. Fuller
                                            Chief Financial Officer

                                  EXHIBIT INDEX


ITEM                           EXHIBIT                                      PAGE
----                           -------                                      ----
27.1                           Financial Data Schedule                       25