Form 10-Q/A
period 1999-06-30
VETERINARY CENTERS OF AMERICA INC
filed 1999-08-18
CIK 817366

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

           At June 30, 1999, the Company owned and managed 189 animal hospitals, of which 38 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states the Company has contracted with professional corporations ("PCs") who provide all veterinary medical care and have the rights to all associated revenue. The Company owns all of the assets of these 38 animal hospitals and provides all administrative functions. In return for its services, the Company receives management fees from the PCs, which has been included in the Company's revenues. The Company does not consolidate the operations of these 38 managed animal hospitals, as the Company has not met certain consolidation requirements. Combined revenues from animal hospitals owned and managed by VCA (had the managed hospitals' operations been consolidated with owned hospitals) increased 18.4% and 15.8% for the three and six months ended June 30, 1999, respectively, relative to the comparable 1998 periods. The increase in combined revenues from animal hospitals owned and managed by VCA resulting from changes in volume or prices at same-store facilities, as compared to the corresponding periods in the prior year, was approximately 2.7% and 2.5% for the three and six months ended June 30, 1999, respectively.

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