Form 10-Q
period 1999-09-30
VETERINARY CENTERS OF AMERICA INC
filed 1999-11-12
CIK 817366

                                 UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                          12401 WEST OLYMPIC BOULEVARD
                       LOS ANGELES, CALIFORNIA 90064-1022
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 584-6500

                      3420 OCEAN PARK BOULEVARD, SUITE 1000
                         SANTA MONICA, CALIFORNIA 90405
       Former name, address and fiscal year, if changed since last report

            Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [X]                                  NO [ ]

            State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date: Common Stock, $.001 par value 21,580,422 shares as of November 5, 1999.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)




ASSETS                                                                                 Sept. 30,        Dec. 31,
                                                                                          1999             1998
                                                                                       ---------        ---------
  Current assets:
     Cash and equivalents ......................................................       $   6,991        $   8,977
     Marketable securities .....................................................          19,006           33,358
     Trade accounts receivable, less allowance for uncollectible accounts of
         $7,287 and $6,532 at September 30 and December 31, respectively .......          14,931           11,436
     Inventory, prepaid expenses and other .....................................           8,180            7,897
     Deferred income taxes .....................................................           4,111            4,111
     Prepaid income taxes ......................................................              --            5,040
                                                                                       ---------        ---------
         Total current assets ..................................................          53,219           70,819
  Property and equipment, net ..................................................          65,134           50,140
  Goodwill and covenants not to compete, net ...................................         287,203          261,227
  Other assets .................................................................          11,218           10,697
                                                                                       ---------        ---------
                                                                                       $ 416,774        $ 392,883
                                                                                       =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term obligations ..................................       $  18,951        $  17,431
     Accounts payable ..........................................................           6,468            5,208
     Other accrued liabilities .................................................          20,756           16,707
                                                                                       ---------        ---------
         Total current liabilities .............................................          46,175           39,346
  Long-term obligations, less current portion ..................................         139,985          142,356
  Deferred income taxes ........................................................             858            5,800
  Minority interest ............................................................           3,022            2,696
  Commitments and contingencies
  Stockholders' equity:
     Common stock, par value $0.001 ............................................              20               20
     Additional paid-in capital ................................................         212,997          202,850
     Notes receivable from stockholders ........................................            (645)            (617)
     Retained earnings .........................................................          21,432            3,380
     Other comprehensive income, unrealized loss on investments ................            (244)            (468)
     Less cost of common stock held in treasury, 583 and 227 shares at September
     30 and December 31, respectively ..........................................          (6,826)          (2,480)
                                                                                       ---------        ---------
         Total stockholders' equity ............................................         226,734          202,685
                                                                                       ---------        ---------
                                                                                       $ 416,774        $ 392,883
                                                                                       =========        =========



The accompanying notes are an integral part of these condensed consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             1999           1998           1999             1998
                                                           --------       --------       --------       ---------
Revenues ...........................................       $ 83,590       $ 74,599       $243,592       $211,348
Direct costs .......................................         60,164         55,185        176,260        156,108
                                                           --------       --------       --------       ---------
   Gross profit ....................................         23,426         19,414         67,332         55,240
Selling, general and administrative ................          5,763          5,157         16,654         14,521
Depreciation and amortization ......................          3,929          3,333         11,389          9,592
Year 2000 remediation expenses .....................          1,073             --          2,244             --
Year 2000 accelerated depreciation .................            247             --            861             --
1996 restructuring plan favorable settlement .......             --             --            320             --
                                                           --------       --------       --------       ---------
   Operating income ................................         12,414         10,924         36,504         31,127
Interest income ....................................             73            756            941          2,059
Interest expense ...................................          2,555          2,650          7,943          8,566
Minority interest in income of subsidiaries ........            248            242            653            620
                                                           --------       --------       --------       ---------
Income before provision for income taxes ...........          9,684          8,788         28,849         24,000
Provision for income taxes .........................          2,222          3,947         10,797         10,770
                                                           --------       --------       --------       ---------
   Net income ......................................       $  7,462       $  4,841       $ 18,052       $ 13,230
                                                           ========       ========       ========       =========

Basic earnings per common share ....................       $   0.35       $   0.24       $   0.86       $    0.65
                                                           ========       ========       ========       =========

Diluted earnings per common share ..................       $   0.34       $   0.22       $   0.82       $    0.61
                                                           ========       ========       ========       =========

Shares used for computing basic earnings per share .         21,270         20,380         21,075          20,295
                                                           ========       ========       ========       =========

Shares used for computing diluted earnings per share         21,882         22,025         22,090          21,747
                                                           ========       ========       ========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                    1999            1998
                                                                                  --------        --------
Cash flows from operating activities:
   Net income .............................................................       $ 18,052        $ 13,230
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ....................................         12,250           9,592
         Deferred tax benefit .............................................         (2,102)             --
         Minority interest in income of subsidiaries ......................            653             620
         Distributions to minority interest partners ......................           (634)           (428)
         Provision for uncollectible accounts .............................          1,833           2,066
         Increase in accounts receivable, net .............................         (4,891)         (4,434)
         Decrease in inventory, prepaid expenses and other assets .........            345              10
         Decrease in prepaid income taxes .................................          5,040           5,634
         Increase in taxes payable ........................................            763             856
         Increase (decrease) in accounts payable and accrued liabilities ..          1,295          (2,133)
                                                                                  --------        --------
            Net cash provided by operating activities .....................         32,604          25,013
                                                                                  --------        --------

Cash flows from investing activities:
         Property and equipment additions .................................        (14,572)         (9,042)
         Business acquisitions, net of cash acquired ......................        (16,484)        (19,293)
         Proceeds from sales of marketable securities .....................         64,581          67,950
         Investments in marketable securities .............................        (50,005)        (44,728)
         Proceeds from the sale of equipment
                                                                                        96              55
         Investment in Veterinary Pet Insurance ...........................             --          (4,000)
                                                                                  --------        --------
            Net cash used in investing activities .........................        (16,384)         (9,058)
                                                                                  --------        --------

Cash flows from financing activities:
         Repayment of long-term obligations ...............................        (14,393)        (15,622)
         Advances made on notes receivable ................................             --            (291)
         Payments received on notes receivable ............................            149             124
         Proceeds from issuance of common stock under stock option plans ..            384             499
         Payments on guaranteed purchase price contingently payable in cash
             or common stock ..............................................             --             (46)
         Purchase of treasury stock .......................................         (4,346)             --
                                                                                  --------        --------
            Net cash used in financing activities .........................        (18,206)        (15,336)
                                                                                  --------        --------
Increase (decrease) in cash and equivalents ...............................         (1,986)            619
Cash and equivalents at beginning of period ...............................          8,977          19,882
                                                                                  --------        --------
Cash and equivalents at end of period .....................................       $  6,991        $ 20,501
                                                                                  ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

(1)         GENERAL

            The accompanying unaudited condensed consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

(2)         ACQUISITIONS

            During the third quarter of 1999, the Company purchased four animal hospitals, one of which was merged into an existing VCA facility, for an aggregate consideration (including acquisition cost) of $5,128,000, consisting of $3,053,000 in cash, $2,040,000 in notes payable and $35,000 in assumed liabilities. The aggregate purchase price was allocated as follows: $1,174,000 to tangible assets, $3,697,000 to goodwill and $257,000 to other intangibles.

            On April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH") for a total consideration (including acquisition costs) of $28,450,000, consisting of 517,598 shares of VCA common stock, with a value at the date of acquisition of $7,753,000, $8,648,000 in cash, $1,182,000 in notes payable and the assumption of $10,867,000 in liabilities. AAH operated 15 animal hospitals located in New York and New Jersey. The acquisition of AAH was accounted for as a purchase. The purchase price has been allocated as follows, subject to final valuation: $6,763,000 to tangible assets and $21,687,000 to goodwill and other intangibles.

            In addition to the AAH acquisition, the Company purchased four animal hospitals during the second quarter of 1999, one of which was merged into an existing VCA facility, and one veterinary diagnostic laboratory, for an aggregate consideration (including acquisition costs) of $3,267,000, consisting of $1,637,000 in cash, $1,571,000 in notes payable and $59,000 in assumed liabilities. The aggregate purchase price was allocated as follows: $141,000 to tangible assets, $2,960,000 to goodwill and $166,000 to other intangible assets.

            During the first quarter of 1999, the Company purchased five animal hospitals, two of which were merged into existing VCA facilities, and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $5,861,000, consisting of $2,794,000 in cash, $1,802,000 in notes payable, 70,712 shares of VCA common stock with a market value of $1,075,000 and the assumption of liabilities totaling $190,000. The aggregate purchase price was allocated as follows: $284,000 to tangible assets, $5,319,000 to goodwill and $258,000 to other intangible assets.

(3)         VET'S CHOICE JOINT VENTURE

            In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned for the 1999 and 1998 quarters and nine-month periods ending September 30, of $1,275,000 and $3,825,000, respectively, are included in Animal Hospital revenues. The Company will cease to earn these consulting fees February 2000.

(4)         RESTRUCTURING RESERVES

            During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted by the Company in light of the increase in the size of its animal hospital operations, were to be closed or sold. During the nine months ended September 30, 1999, pursuant to the 1996 Plan, the Company incurred $301,000 of cash expenditures for lease and other contractual obligations. Also, during the nine months ended September 30, 1999, the Company recognized a $320,000 favorable settlement from a laboratory operations' contract, terminated as part of the 1996 Plan.

            At September 30, 1999, the 1996 Plan restructuring reserve balance was $1,090,000, consisting primarily of lease and other contractual obligations, which will extend through 2014.

            During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, additional animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the nine months ended September 30, 1999, pursuant to the 1997 Plan, the Company incurred $51,000 of cash expenditures for lease obligations. In addition, the Company sold the building of a previously closed hospital resulting in an additional $4,000 asset write-down.

            At September 30, 1999, the 1997 Plan restructuring reserve balance was $1,173,000, consisting primarily of lease obligations and reserves for asset write-downs. The 1997 Plan is expected to be completed in 1999, although certain lease obligations will continue through 2005.

            The following tables summarize the activity in the Company's restructuring reserves by plan year (in thousands):

                                  The 1996 Plan

                                                                       Cash         Non-Cash
                                                                      Charges        Charges         Total
                                                                      -------        -------        -------
Balance, December 31, 1998                                            $ 1,391        $    --        $ 1,391
     Cash expenditures for lease and other contractual obligations       (301)            --           (301)
     Refund of disputed contract termination settlement                   320             --            320
     Restructuring plan favorable settlement                             (320)            --           (320)
                                                                      -------        -------        -------
Balance, September 30, 1999                                           $ 1,090        $    --        $ 1,090
                                                                      =======        =======        =======

                                  The 1997 Plan

                                                                       Cash          Non-Cash
                                                                      Charges        Charges          Total
                                                                      -------        -------        -------
Balance, December 31, 1998                                            $   866        $   362        $ 1,228
     Cash expenditures for lease and other contractual obligations        (51)            --            (51)
     Non-cash asset write-down                                             --             (4)            (4)
                                                                      -------        -------        -------
Balance, September 30, 1999                                           $   815        $   358        $ 1,173
                                                                      =======        =======        =======

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

            Settlements have been reached with respect to these lawsuits. Under the settlements, the claims against VCA and all other defendants were dismissed without presumption or admission of any liability or wrongdoing.

The full amount of the settlement and associated legal costs was either previously reserved or is covered by VCA's insurance carriers.

 (6)        CALCULATION OF PER SHARE AMOUNTS

            Below is a reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") (amounts in thousands, except per share amounts):


                                           Three Months Ended                              Nine Months Ended
                                           September 30, 1999                             September 30, 1999
                                                              Per                                            Per
                                       Net                   Share                    Net                    Share
                                     Income      Shares      Amount                  Income      Shares     Amount
                                     ------      ------     -------                 -------      ------     ------
Basic EPS
   Net income ..................     $7,462      21,270     $   0.35                $ 18,052     21,075     $ 0.86
                                                            ========                                        ======

Effect of dilutive stock options         --         612                                   --      1,015
                                     ------      ------                             --------     ------
Diluted EPS ....................     $7,462      21,882     $   0.34                $ 18,052     22,090     $ 0.82
                                     ======      ======     ========                ========     ======     ======

                                           Three Months Ended                              Nine Months Ended
                                           September 30, 1998                             September 30, 1998
                                                              Per                                            Per
                                       Net                   Share                    Net                    Share
                                     Income      Shares      Amount                  Income      Shares     Amount
                                     ------      ------     -------                 -------      ------     ------
Basic EPS
   Net income ................       $ 4,841     20,380     $ 0.24                  $13,230      20,295     $ 0.65
                                                            =======                                         ======
Effect of dilutive securities:
   Stock options .............            --      1,620                                  --       1,401
   Stock guarantees ..........            --         --                                  --          26
   Converted debt ............             6         25                                  10          25
                                     -------     -------    -------                -------      -------     ------
Diluted EPS ..................       $ 4,847     22,025     $ 0.22                 $ 13,240      21,747     $ 0.61
                                     =======     =======    =======                ========     =======     ======


(7)         COMPREHENSIVE INCOME

Below is a calculation of comprehensive income (in thousands):

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                               1999           1998            1999           1998
                                                           --------       --------        --------       --------
Net income .........................................       $  7,462       $  4,841        $ 18,052       $ 13,230
Decrease (increase) in unrealized loss on investment            117           (319)            224           (319)
                                                           --------       --------        --------       --------
Net comprehensive income ...........................       $  7,579       $  4,522        $ 18,276       $ 12,911
                                                           ========       ========        ========       ========

            No income tax benefit related to the unrealized loss on investment was recognized due to potential tax treatment of investment losses.

(8)         LINES OF BUSINESS

            During the three and nine months ended September 30, 1999 and 1998, the Company had three reportable segments: Animal Hospitals, Laboratories and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospitals provide veterinary services for companion animals and sells related retail products. The Laboratories provide testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the other segments. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

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

            Below is a summary of certain financial data for each of the three segments (in thousands):

                                                                                                  Inter-Segment
                                                Animal                                                Sales
                                              Hospitals        Laboratories       Corporate        Eliminations           Total
                                              ---------        ------------       ---------        ------------           -----
THREE MONTHS ENDED SEPTEMBER 30,  1999
           Revenues ........................  $ 59,425          $ 25,591          $     --           $ (1,426)          $ 83,590
           Operating income (loss) .........    11,064             6,766            (5,416)                --             12,414
           Depreciation/amortization expense     2,921             1,081               174                 --              4,176
           Capital expenditures ............     4,281               494             2,041                 --              6,816

THREE MONTHS ENDED SEPTEMBER 30, 1998
           Revenues ........................    52,372            23,718                --             (1,491)            74,599
           Operating income (loss) .........     9,159             5,692            (3,927)                --             10,924
           Depreciation/amortization expense     2,156             1,048               129                 --              3,333
           Capital expenditures ............       461               662               124                 --              1,247

NINE MONTHS ENDED SEPTEMBER 30, 1999
           Revenues ........................   169,585            78,436                --             (4,429)           243,592
           Operating income (loss) .........    29,672            21,640           (14,808)                --             36,504
           Depreciation/amortization expense     8,398             3,274               578                 --             12,250
           Capital expenditures ............    10,425             1,634             2,513                 --             14,572

NINE MONTHS ENDED SEPTEMBER 30, 1998
           Revenues ........................   148,839            66,962                --             (4,453)           211,348
           Operating income (loss) .........    26,660            15,434           (10,967)                --             31,127
           Depreciation/amortization expense     6,204             2,964               424                 --              9,592
           Capital expenditures ............     5,584             3,149               309                 --              9,042

       AT  SEPTEMBER 30, 1999
           Identifiable assets .............   264,493           106,405            45,876                 --            416,774
       AT SEPTEMBER 30, 1998
           Identifiable assets .............   225,580           108,856            55,965                 --            390,401
       AT DECEMBER 31, 1998
           Identifiable assets .............   226,182           106,217            60,484                 --            392,883


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

            Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed consolidated statements of operations (in thousands):

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                             1999               1998               1999              1998
                                                           --------           --------           --------          --------
Total segment operating income after eliminations          $ 12,414           $ 10,924           $ 36,504           $ 31,127
Interest income .................................                73                756                941              2,059
Interest expense ................................            (2,555)            (2,650)            (7,943)            (8,566)
Minority interest ...............................              (248)              (242)              (653)              (620)
                                                           --------           --------           --------           --------
Income before provision for income taxes ........          $  9,684           $  8,788           $ 28,849           $ 24,000
                                                           ========           ========           ========           ========

(9)         INCOME TAXES

            As a result of a favorable change in the U.S. tax regulations with respect to limitations on the use of net operating loss carryforwards, the Company recorded a deferred tax benefit during the three months ended September 30, 1999 of $2,102,000. This benefit was recorded as a reduction of the provision for income taxes.

(10)        RECLASSIFICATIONS

            Certain 1998 balances have been reclassified to conform with the 1999 financial statement presentation.

(11)        ACCOUNTING  PRONOUNCEMENTS

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

(12)        SUBSEQUENT EVENTS

            The Company entered into an agreement to sell its investment in Veterinary Pet Insurance, Inc. ("VPI") for $8,250,000 in cash. VCA acquired the investment in January 1998 for $5 million and expects that when the transaction is finalized it will record a one-time gain. The terms of the transaction are subject to approval by the California Department of Insurance.

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

            Over the past several years, the Company has expanded its animal hospital network and veterinary diagnostic laboratory operations through acquisitions. Animal hospitals and veterinary diagnostic laboratories have been acquired through issuing a combination of common stock, notes payable and cash.

FUTURE OPERATING RESULTS

            This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, and (ii) the Company's business and growth strategies. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, the information set forth under the heading "Risk Factors," as well as the information set forth below.

RESULTS OF OPERATIONS

REVENUES

            The following table summarizes the Company's revenues for the three and nine months ended September 30, 1999 and 1998 (amounts in thousands):

                       Three Months Ended                           Nine Months Ended
                          September 30,                               September 30,
                         1999        1998         % Increase        1999         1998      % Increase
                      ---------   ---------       ----------     ---------    ---------    ----------
Animal Hospitals .    $  59,425   $  52,372            13.5%     $ 169,585    $ 148,839         13.9%
Laboratories .....       25,591      23,718             7.9%        78,436       66,962         17.1%
Intercompany Sales       (1,426)     (1,491)                        (4,429)     (4,453)
                      ---------   ---------                      ---------     --------
                      $  83,590   $  74,599            12.1%     $ 243,592    $ 211,348         15.3%
                      =========   =========                      =========     ========

            The increases in Animal Hospitals' revenues in the 1999 periods from the 1998 comparable periods were primarily the result of the increase in the number of facilities owned by the Company. The results for 1999 include the revenues of 23 animal hospitals acquired subsequent to September 30, 1998. The increase in revenues that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, was approximately 1.4% and 1.8% for the three and nine months ended September 30, 1999, respectively. Same-store facilities are animal hospitals that were owned as of the beginning of the prior-year periods.

            At September 30, 1999, the Company owned and managed 189 animal hospitals, of which 39 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, the Company has contracted with professional corporations ("PCs") who provide all veterinary medical care and have the rights to all associated revenues. The Company owns all of the assets of these 39 animal hospitals and provides all administrative functions. In return for its services, the Company receives management fees from the PCs, which has been included in the Company's revenues. The Company does not consolidate the operations of these 39 managed animal hospitals. Combined revenues from animal hospitals owned and managed by VCA (had the managed hospitals' operations been consolidated with owned hospitals) increased 15.9% and 15.8% for the three and nine months ended September 30, 1999, respectively, relative to the comparable 1998 periods. The increase in combined revenues from animal hospitals owned and managed by VCA resulting from changes in volume or prices at same-store facilities, as compared to the corresponding periods in the prior year, was approximately 1.5% and 2.1% for the three and nine months ended September 30, 1999, respectively.

            Pursuant to the restructuring agreement and other related agreements between Heinz Pet Products (HPP) and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 for an aggregate fee of $15.3 million receivable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned for the 1999 and 1998 quarter and nine-month periods ending September 30, of $1,275,000 and $3,825,000, respectively, are included in Animal Hospital revenues. The Company will cease to earn these consulting fees February 2000.

            The increase in Laboratories' revenues for the three months ended September 30, 1999 is primarily due to success achieved with increased marketing efforts and the acquisition of the business of two veterinary diagnostic laboratories since March 31, 1998. In addition to the these items revenues for the nine months have primarily increased due to the $10.9 million acquisition on February 26, 1998, of certain assets of the veterinary diagnostics laboratory business from Laboratory Corporation of America Holdings ("LabCorp"), which generated revenues beginning April 1998.

GROSS PROFIT

            The following table summarizes the Company's gross profit for the three and nine months ended September 30, 1999 and 1998 (amounts in thousands):

                          Three Months Ended                      Nine Months Ended
                             September 30,                          September 30,
                            1999        1998     % Increase        1999       1998      % Increase
                          -------     -------    ----------      -------    -------     ----------
Animal Hospitals          $13,985     $11,315       23.6%        $38,070    $32,864        15.8%
Laboratories ...            9,441       8,099       16.6%         29,262     22,376        30.8%
                          -------     -------                    -------    -------
                          $23,426     $19,414       20.7%        $67,332    $55,240        21.9%
                          =======     =======                    =======    =======

            Gross profit for the Animal Hospitals is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospitals' gross profit represented 23.5% and 21.6% of Animal Hospitals' revenues for the three months ended September 30, 1999 and 1998, respectively. Animal Hospital gross profit represented 22.4% and 22.1% of Animal Hospital revenues for the nine months ended September 30, 1999 and 1998, respectively.

            The gross profit margin for "same-store" hospitals owned by the Company prior to July 1, 1998 was 22.7% and 21.2% for the three months ended September 30, 1999 and 1998, respectively, and for those owned by the Company prior to January 1, 1998 was 20.3% and 19.9% for nine months ended September 30, 1999 and 1998, respectively. The gross profit margins for "newly acquired" hospitals (those acquired by the Company after the beginning of the periods presented) were 17.8% and 20.4% for the three and nine months ended September 30, 1999, respectively. Gross profit margins for "same-store" and "newly acquired" hospitals have been calculated excluding the Consulting Fees of $1,275,000 earned in each of the three-month periods and $3,825,000 earned in each of the nine-month periods ended September 30, 1999 and 1998 respectively.

            Had the managed hospitals' operations been consolidated with owned hospitals ("Combined Hospital Operations"), gross profit margins would have been 22.4% and 21.0% for the three months ended September 30, 1999 and 1998, respectively. The Combined Hospital Operations' profit margin would have been 21.5% for both 1999 and 1998 nine-month periods ended September 30, 1999 and 1998. "Same-store" gross profit margins from the Combined Hospital Operations of animal hospitals owned and managed by VCA was 21.9% and 20.6% for the three-month periods and 20.1% and 19.4% for the nine-month periods ended September 30, 1999 and 1998, respectively.

            Gross profit of the Laboratories is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs, and supply costs. Laboratories gross profit represented 36.9% and 34.1% of Laboratories revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, Laboratories gross margins were 37.3% and 33.4%, respectively. The increase in the gross profit percentages for the three and nine months ended September 30, 1999 when compared to the corresponding 1998 periods was primarily attributable to the phase-in of operations of LabCorp during 1998. While the Company recognized certain costs related to the phase-in of LabCorp during the nine months ended September 30, 1998, revenue was not earned until April 1, 1998.

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

            Selling, general and administrative expense for the three and nine months ended September 30, 1999 and 1998 is comprised of the following (amounts in thousands):

                           Three Months Ended               Nine Months Ended
                             September 30,                    September 30,
                         1999             1998             1999             1998
                       -------          -------          -------          -------
VCA Corporate ....     $ 4,169          $ 3,798          $12,379          $10,543
Laboratories .....       1,594            1,359            4,275            3,978
                       -------          -------          -------          -------
                       $ 5,763          $ 5,157          $16,654          $14,521
                       =======          =======          =======          =======

            Selling, general and administrative expense, as a percentage of total revenues, was 6.9% for both the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, selling, general and administrative expenses as a percentage of total revenues was 6.8% and 6.9%, respectively.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $11,389,000 for the nine months ended September 30, 1999 from $9,592,000 for the nine months ended September 30, 1998. The increase in depreciation and amortization expense is due to the acquisition of animal hospitals and laboratories since the beginning of 1998. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years.

RESTRUCTURING RESERVES

            During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") designed to restructure the Company's animal hospital and laboratory operations in connection with its 1996 acquisitions. In addition, certain hospitals which did not meet the new standards for performance adopted by the Company in light of the increase in the size of its animal hospital operations, were to be closed or sold. During the nine months ended September 30, 1999, pursuant to the 1996 Plan, the Company incurred $301,000 of cash expenditures for lease and other contractual obligations. Also, during the nine months ended September 30, 1999, the Company recognized a $320,000 favorable settlement from a laboratory operations' contract, terminated as part of the 1996 Plan.

            At September 30, 1999, the 1996 Plan restructuring reserve balance was $1,090,000, consisting primarily of lease and other contractual obligations, which will extend through 2014.

            During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, additional animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted phase two of its restructuring plan (the "1997 Plan"). During the nine months ended September 30, 1999, pursuant to the 1997 Plan, the Company incurred $51,000 of cash expenditures for lease obligations. In addition, the Company sold the building of a previously closed hospital resulting in an additional $4,000 asset write-down.

            At September 30, 1999, the 1997 Plan restructuring reserve balance was $1,173,000, consisting primarily of lease obligations and reserves for asset write-downs. The 1997 Plan is expected to be completed in 1999, although certain lease obligations will continue through 2005.

INCOME TAXES

            As a result of a favorable change in the U.S. tax regulations with respect to limitations on the use of net operating loss carry forwards, the Company recorded a deferred tax benefit during the three months ended September 30, 1999 of $2,102,000. This benefit was recorded as a reduction of the provision for income taxes.

YEAR 2000 REMEDIATION EXPENSES AND ACCELERATED DEPRECIATION

            The Company incurred $1,073,000 and $2,244,000 in Year 2000 remediation expenses for the three and nine months ended September 30, 1999, respectively. The Company also recorded $247,000 and $861,000 in Year 2000-related accelerated depreciation for the three and nine months ended September 30, 1999, respectively. See "Impact of Year 2000" for additional disclosures on the Company's Year 2000 plans and expenditures.

LIQUIDITY AND CAPITAL RESOURCES

            Cash provided by operations during the nine months ended September 30, 1999 was $32,604,000 compared to $25,013,000 for the comparable period in 1998, an increase of $7,591,000. The most significant component of this increase is the addition of 23 animal hospitals and two veterinary diagnostic laboratory businesses acquired since September 30, 1998, as well as a full nine months of LabCorp operations versus six months in 1998. Additionally, the increase relates to the timing of certain receipts and disbursements.

            The Company has plans to build, upgrade, expand or replace approximately 15 animal hospitals. The Company expended $6.0 million for such purposes during the nine months ended September 30, 1999 and expects to incur additional expenditures of approximately $6.4 million over the next 12 months. Additionally, the Company spent $5.7 million to purchase equipment, furniture and fixtures, software and the leasehold improvements of corporate headquarters. The Company expects to continue upgrades or replacements as needed.

            As of September 30, 1999, the Company has incurred approximately $5.1 million in expenditures relating to Year 2000 compliance, and the Company projects spending an additional $2.7 million in the fourth quarter of 1999. Of the total $7.8 million that will be expended, approximately $4.5 million is expected to be capitalized while $3.3 million is expected to be expensed. See "Impact of Year 2000" for more information on the Company's plans related to the Year 2000 compliance.

            On March 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional $15 million of its common stock on the open market. As of November 5, 1999, the Company has acquired 356,200 shares for a total consideration of $4.4 million, under this plan.

            On September 16, 1999 the Company entered into an agreement to sell its investment in Veterinary Pet Insurance, Inc. (VPI) to Scottsdale Insurance Company for $8,250,000 in cash. The terms of the transaction are subsequent to approval by the California Department of Insurance.

            On April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH"), for a total consideration of approximately $28.5 million, consisting of $8.6 million in cash, $1.2 million notes, 517,568 shares of VCA common stock valued at approximately $7.8 million and the assumption of approximately $10.9 million in debt. In addition to the AAH acquisition, the Company acquired 13 animal hospitals and two laboratories for a total consideration of $14.3 million, during the nine months ended September 30, 1999.

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

            The Company will modify or replace significant portions of its software, hardware, equipment and building operating systems so that those systems and equipment will properly function beyond December 31, 1999. The Company believes that with modification or replacement of certain existing software, hardware, equipment and building operating systems, the Year 2000 issue will be mitigated. However, if action is not timely, the Year 2000 issue could have a material impact on the operations of the Company.

STATE OF READINESS

            The Company's plan to resolve its Year 2000 issues involves the following four phases: (i) completing an inventory of all software, hardware, equipment and building operating systems ("Inventory"), (ii) assessing the Year 2000 compliance status of all software, hardware, equipment and building operating systems ("Assessment"), (iii) repairing or replacing software, hardware, equipment and building operating systems that are determined not to be Year 2000 compliant ("Repair/Replace"), and (iv) testing software, hardware, equipment and building operating systems for Year 2000 compliance ("Testing"). The Company will assess each of its three divisions of business operations (Animal Hospitals, Laboratories and VCA Corporate) for Year 2000 compliance.

            As of November 5, 1999, the Company has completed its inventory of all software, hardware, equipment and building operating systems. The Company has completed its assessment of the IT (Information Technology) systems that could be significantly affected by the Year 2000 issue. The assessment of the non-IT systems and equipment resulted in the determination that the impact of the Year 2000 issue on such non-IT systems and equipment will not be material to the Company's overall operations. There are no significant IT projects that have currently been deferred due to the Year 2000 efforts.

            The Company's Year 2000 compliance plan includes either upgrades to or replacement of software, hardware, equipment and building operating systems. The Company's Year 2000 efforts are progressing according to schedule. The status of the Company's progress, identified by phase and division, is summarized in the table below:

                                                                                                      Estimated
                                                                                    Approximate       Percentage
        Phase                     Division               Start Date               Completion Date     Complete
---------------------       -----------------------   ------------------          ---------------     ----------
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

Assessment                  Animal Hospitals              October 1998                 June 1999         100%
                            VCA Corporate                 October 1998                March 1999         100%
                            Laboratories                September 1998                April 1999         100%

Repair/Replace              Animal Hospitals             February 1999             November 1999          95%
                            VCA Corporate                 October 1998             December 1999          80%
                            Laboratories                  October 1998             December 1999          95%

Testing                     Animal Hospitals             February 1999             November 1999          95%
                            VCA Corporate                 October 1998             December 1999          80%
                            Laboratories                  October 1998             December 1999          95%

            The Company projects that modifications to all software, hardware, equipment and building operating systems will be Year 2000 compliant by December 1999. There is no certainty that the schedule will proceed according to plan or that delays will not occur. Specific factors that might cause such delays include the availability of personnel and the ability to locate and correct all relevant IT and non-IT systems and equipment.

            The Company has completed the process of contacting material third parties (suppliers, vendors and subcontractors) to determine the extent to which the Company may be vulnerable as a result of a failure by any of these third parties to remedy their own Year 2000 issues. The Company has requested all material third parties to respond to a questionnaire, which was sent by the Company, on the status of their Year 2000 compliance, and to provide written assurance that they will be Year 2000 compliant. As of November 5, 1999, the Company has received approximately 72% of the required responses from material third parties. Most of the responses received from third parties indicated that they are in process of evaluating their Year 2000 compliance. The Company is evaluating and verifying the status of all material third-party Year 2000 compliance status through it's follow-up questionnaires, letters and phone calls. The Company is uncertain whether the risks of non-Year 2000 compliance by third parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor or supplier and expects to find alternative resources in order to continue to conduct daily operations. However, there can be no assurance that material third parties will not suffer a Year 2000 business disruption which could have a material adverse effect on the Company's results of operations or financial position.

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

            The Company's expenditures relating to Year 2000 compliance in 1999 through November 5, 1999 amounted to approximately $5.5 million. Expenditures for Year 2000 compliance costs approximated $365,000 in

1998. The Company projects spending an additional $2.3 million in 1999. The total 1999 budget for the Year 2000 project is estimated at approximately $7.8 million. There can be no assurance that the actual cost of Year 2000 correction will not materially exceed these estimates. The projected costs will be funded through normal operations and leasing of hardware and software. Additionally, the Company has recently determined that certain software, hardware, equipment and building operating systems will not have useful lives beyond 1999 because of Year 2000 system issues. This results in shorter useful lives than originally projected. Total depreciation on such software, hardware, equipment and building operating systems in 1999 is estimated at $1.6 million, which includes approximately $1.0 million of additional accelerated depreciation as a result of the shorter projected useful lives.

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

            (c) The Company's laboratories would experience problems if the computer interface with the lab equipment and/or fax machines fail. This would prevent the computerization of lab reports, resulting in delayed reporting to clients. Certain non-IT medical systems and equipment also could fail, resulting in an inability of the Company to provide certain services for customers.

            (d) The Company's material third parties would fail to appropriately remedy their Year 2000 issues, such failure would have a material adverse effect on the Company's daily operations, results of operations and financial position.

CONTINGENCY PLAN

            The Company's Year 2000 compliance plan includes contingency plans for each division in the event of any system failures or as a result of any third parties who become unable to provide goods or services essential to the Company's operations.

            The Contingency plans for critical processes of the Company are as follows:

             - Animal Hospitals can operate using manual accounting and medical record procedures.
             - Laboratories can operate using manual lab reports and outsourcing for certain specialty services reliant on medical computer equipment.
             - VCA Corporate's payroll system is administered by a third party who has provided written assurance that they are Year 2000 compliant. VCA Corporate can manually relay payroll data to the third party vendor. Other accounting functions could be processed manually or outsourced.
             - Alternative vendors can be utilized for most significant products and services.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

            Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets' Rx"), as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. As a result of these acquisitions, our revenues grew from $181.4 million in 1996 to $235.9 million in 1997 to $281.0 million in 1998. In 1999 through September 30, we acquired 29 animal hospitals and two veterinary diagnostic laboratories.

            We have experienced, and will continue to experience, a strain on our administrative and operating resources. Our growth has also increased the demands on our information systems and controls. We cannot guarantee that we will be able to identify, consummate and integrate acquired companies without substantial delays, costs or other problems. Once integrated, these acquired companies may not be profitable. In addition, acquisitions involve several other risks including:

            - adverse short-term effects on our reported operating results
            - impairments of goodwill and other intangible assets the
            - diversion of management's attention the dependence on
            - retention, hiring and training of key personnel the
            - amortization of intangible assets risks associated with
            - unanticipated problems or legal liabilities

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

DEPENDENCE ON ACQUISITIONS FOR GROWTH - IF WE DO NOT ACHIEVE OUR ACQUISITION PROGRAM STRATEGY OUR GROWTH WILL BE DIMINISHED.

            We plan to grow primarily by acquisitions of established animal hospitals. Our acquisition strategy involves a number of factors which are difficult to control including:

            - the identification of potential acquisition candidates the
            - willingness of the owners to sell on reasonable terms the
            - satisfactory completion of negotiations minimal disruption to
            - our existing operations

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

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

            We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At September 30, 1999, we have consolidated long-term obligations (including current portion) of $159.0 million and our ratio of long-term debt (including current portion) to total stockholders' equity was .70 to 1.0. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

            A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At September 30, 1999, our balance sheet reflected $287.2 million of intangible assets of these types, which is a substantial portion of our total assets of $416.8 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase may have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If VCA is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

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

COMPETITION

            The animal health care industry is highly competitive. We believe that the primary competitive factors in connection with animal hospitals include:

            -  convenient location
            -  recommendation of friends
            -  reasonable fees
            -  quality of care
            -  convenient hours

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

            -  quality
            -  price
            -  time required to report results

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

SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

            Future sales by existing stockholders could adversely affect the prevailing market price of the common stock. As of November 5, 1999, VCA had 21,580,422 shares of common stock outstanding (including 583,365 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act. There are also 7,110 shares which VCA is obligated to issue in connection with the Pets' Rx and Pet Practice mergers and certain acquisitions; 3,674,771 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

VOLATILITY OF STOCK PRICE

            Historically, our stock price has been volatile. Factors that may have significant impact on the market price of our stock include:

            - variations in quarterly operating results
            - litigation involving VCA
            - announcements by VCA or its competitors
            - general conditions in the animal health care industry

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             For discussion on legal proceedings, see Footnote 5 - "Stockholder Lawsuits". In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

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


                                       VETERINARY CENTERS OF AMERICA, INC




Date:  November 5, 1999                /s/ TOMAS W. FULLER
                                       -----------------------------------------
                                       Tomas W. Fuller
                                       Chief Financial Officer

                                 EXHIBIT INDEX

ITEM                EXHIBIT                                          PAGE
----                -------                                          ----
27.1                Financial Data Schedule                           24
