Form 10-K
period 1999-12-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-03-24
CIK 817366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                          12401 WEST OLYMPIC BOULEVARD
                       LOS ANGELES, CALIFORNIA 90064-1022
              (Address of principal executive offices and zip code)

                                 (310) 584-6500
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common stock, $.001 par value

                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No      .
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

At March 15, 2000, there were outstanding 21,768,292 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($11.81 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $254,913,750. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

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

        The Company's animal hospitals offer a full range of general medical and surgical services for companion animals, including dogs, cats, birds and other household pets. In addition to treating disease and injury, the Company's animal hospitals emphasize pet wellness and offer programs to encourage routine vaccinations, health examinations, spaying, neutering and dental care. The Company's veterinary laboratories offer a full range of diagnostic and reference tests. Laboratory tests are used by veterinarians to diagnose, monitor and treat diseases through the detection of substances in blood, urine or tissue samples and other specimens. The Company does not conduct experiments on animals and is not engaged in animal research.

THE ANIMAL HEALTH CARE INDUSTRY

        The animal hospital and veterinary laboratory markets in which the Company operates had total domestic revenues in 1996 of approximately $11 billion. The Company's two market segments, Animal Hospitals and Laboratories, represented approximately 70% and 30%, respectively, of the Company's revenues for the year ended December 31, 1999.

ANIMAL HOSPITALS

        Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams, and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology, and by type of animal. The United States market for veterinary services is highly fragmented with approximately 124 million dogs, cats and birds cared for by an estimated 55,000 veterinarians practicing at 16,000 animal hospitals. These animal hospitals are primarily single site, sole practitioner facilities. The Company believes that the principal factors in a pet owner's decision as to which veterinarian to use include convenient location, recommendation of friends, reasonable fees and convenient hours.

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

        Veterinary laboratory tests are performed primarily at the animal hospital, using on-site diagnostic equipment or at outside veterinary diagnostic laboratories. On-site diagnostic equipment is sold by a number of manufacturers. For many types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories but requires the animal hospital or veterinarian to purchase the equipment and provide trained personnel to operate it. Veterinary diagnostic laboratories, such as those operated by the Company, can provide a wider range of tests than are generally available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Also, the Company's laboratories are staffed by highly trained individuals who specialize in the detection and diagnosis of diseases. Veterinary laboratory services are also available through universities and several national laboratory companies.

        The veterinary laboratory industry is highly fragmented and is primarily characterized by local and regional competitors. The Company believes that veterinarians usually prefer to use laboratories that specialize in the veterinary market and that offer access to professional consultation services, rapid test reporting, response to inquiries by veterinary professionals, a broad spectrum of tests, convenient sample pick-up times and customized testing services.

        Achieving rapid sample pick-up, diagnostics and reporting at competitive prices is benefited by high throughput volumes. The Company believes that the industry will continue to consolidate as participants seek to gain a cost advantage.

BUSINESS STRATEGY

        The Company's goal is to strengthen its position as a leading animal health care company serving the animal hospital and veterinary diagnostic laboratory markets. The Company intends to achieve this goal by continuing to:
(i) expand its Animal Hospitals and Laboratories businesses through internal growth and acquisitions; (ii) achieve cost savings by consolidating operations and realizing economies of scale in marketing, purchasing and administrative support functions, and by implementing the Company's standard management programs; (iii) establish brand identification with the VCA name through signage, marketing and association with its pet healthcare publication, VCA Family Pet(TM); (iv) take advantage of its unique opportunity to deliver its products and services through multiple channels to its customers, primarily veterinarians and pet owners; and (v) capitalize on its leadership position within the animal health care industry to expand into other products and services for veterinarians and pet owners.

EXPAND THROUGH ACQUISITIONS IN NEW AND EXISTING MARKETS

        Since 1986 the Company has expanded rapidly from a single animal hospital in Los Angeles to a nationwide network of 197 animal hospitals in 29 states at March 15, 2000. As a result of these acquisitions and their successful integration into the Company's operations, the Company has gained a leadership position in the animal hospital industry, allowing it to expand into the veterinary diagnostics laboratory business. Since March 1994 the Company has acquired the businesses of 18 veterinary diagnostic laboratories, which have been consolidated into 12 facilities, making it the nation's largest network of veterinary-exclusive diagnostic laboratories serving over 13,000 animal hospitals located in all 50 states. The Company plans to continue its aggressive hospital acquisition program. The Company will also consider acquiring multiple hospital organizations and veterinary diagnostic laboratories, as opportunities arise.

CONSOLIDATE AND STANDARDIZE OPERATIONS TO ENHANCE PROFITABILITY

        Upon the acquisition of an animal hospital or veterinary diagnostic laboratory, the Company immediately implements management programs to enhance the productivity of veterinarians and to improve operating results. The Company's business model enables it to realize improved operating margins at its animal hospitals and veterinary diagnostic laboratories through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs while providing its customers with improved services. This model includes the following objectives:

        - PROVIDE MARKETING MATERIALS - The Company seeks to market additional services to clients at its animal hospitals by providing marketing and educational materials promoting pet health and quality pet care programs to its animal hospitals.

        - CENTRALIZE ADMINISTRATIVE FUNCTIONS - The Company centralizes most administrative functions at its corporate office, including: purchasing, accounting, payroll, data processing, personnel, accounts payable, information services, marketing, budgeting and other administrative functions.

        - CONSOLIDATE PURCHASING - The Company seeks advantageous circumstances where it can purchase supplies on a consolidated basis in order to negotiate better prices and terms from vendors.

        - STANDARDIZE TRAINING PROCEDURES - The Company implements standardized training procedures for its administrators and professional personnel. These programs are developed in conjunction with the Medical Advisory Board and Client Services Advisory Board, two entities which are staffed by Company personnel to recommend medical standards and to establish service and training standards for local animal hospitals and laboratories.

INTERNAL REVENUE GROWTH

        The Company also seeks to expand through internal growth. To achieve growth, the Company: (i) increases veterinarian productivity by freeing the veterinarian from administrative tasks, providing state-of-the-art equipment and technical support; (ii) expands the services and operating hours of certain of its facilities in selected markets; (iii) provides its facilities with client education and marketing materials promoting pet health and quality pet health care programs; (iv) provides its facilities with access to medical specialists;
(v) adds VCA's name to the acquired facilities to enhance customer awareness;
(vi) implements sales programs to attract new customers; and (vii) publishes and distributes to over 800,000 of its clients a pet care magazine, VCA Family Pet(TM), which builds brand loyalty, educates consumers on the value of preventive pet health care and promotes utilization of the Company's animal hospitals. By implementing these strategies, VCA seeks to become the most convenient and most recognized provider of veterinary services in its markets.

UPGRADE AND EXPAND FACILITIES

        The Company seeks to enhance client satisfaction by providing a pleasant, attractive and state-of-the-art hospital environment. The Company continually evaluates its facilities and seeks opportunities to upgrade or expand its animal hospitals in order to increase capacity, improve visibility and/or enhance its attractiveness. The Company is currently rebuilding or performing an extensive remodeling of 13 of its hospitals for a total projected cost of approximately $10.8 million.

CONTINUE TO CAPITALIZE ON EXISTING RELATIONSHIPS TO LEVERAGE LINES OF BUSINESS

        The Company believes that its two lines of business -- Animal Hospitals and Laboratories -- are complementary. As a result of the Company's national presence and name recognition throughout the veterinary services industry, the Company believes it is building a reputation of professional integrity and trust among veterinary professionals and brand identification among pet owners. The Company's strategy is to leverage this professional reputation and leadership position to expand its operations, both in other geographic areas and related products and services. The Company uses its relationships, as well as its national presence and name recognition in one line of business, to facilitate growth in other lines. Often, new business opportunities arise in one line of business from contacts made in connection with and relations developed through the Company's other lines of business. For example, animal hospital acquisitions may be developed through contacts initially established in the Company's laboratory business.

ACQUISITION STRATEGY

ANIMAL HOSPITALS

        The Company seeks to enter a new geographic market through the acquisition of one or more relatively large, high quality animal hospitals. It has been the Company's experience that this initial acquisition in a new market requires substantially more time to identify, negotiate and consummate than additional acquisitions in the same market. Following this initial acquisition, the Company seeks to increase its presence in such market as opportunities arise.

        The Company identifies potential candidates for acquisition through its reputation in the professional community, direct contacts, finder relationships and advertisements. The Company believes that acquisition opportunities will continue to increase as it expands the geographic scope of its operations and the products and services it offers to the animal health care community. The typical acquisition candidate targeted by the Company is located in a 4,000-6,000 square foot, free-standing facility, has annual revenues of between $1 million and $2 million per year, employs two to six veterinarians, has an operating history of at least five years, and has achieved positive cash flow, at an attractive location, with an established reputation in the community.

VETERINARY DIAGNOSTIC LABORATORIES

        The Company intends to expand its nationwide network of veterinary-exclusive diagnostic laboratories through internal growth and selective acquisitions. The Company seeks acquisition opportunities in the veterinary diagnostics laboratory industry that will complement its existing business or will expand the geographic area that it services. Although the Company continues to evaluate laboratory acquisition opportunities, the Company anticipates that the pace of laboratory acquisitions will slow down in future periods when compared to historical activity. By obtaining additional testing volume for the laboratories and spreading fixed costs over a larger revenue base, the unit costs of providing laboratory services to clients should decline, producing improved operating margins. As a result of these economies of scale, the Company believes it is competitively positioned to continue to service its customers.

ACQUISITION CONSIDERATION

        Historically, consideration for acquisitions has consisted of a combination of cash, the assumption of liabilities, promissory notes and VCA common stock. The Company typically executes non-competition and employment agreements with the selling owners. There can be no assurance, however, that the Company will be able to identify and acquire animal hospitals or veterinary diagnostic laboratories on terms favorable to the Company in the future, or in a timely manner, or successfully integrate the acquisitions into the operations of VCA. See further discussion in "Risk Factors" in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS AND MARKETING

ANIMAL HOSPITALS

        The Company operates the largest network of free-standing, full-service animal hospitals in the United States. At December 31, 1999, the Company operated 194 animal hospitals. From January 1, 2000 through March 15, 2000, the Company acquired six animal hospitals (two of which were merged into existing VCA facilities upon acquisition) and closed three animal hospitals. At March 15, 2000, the Company operated 197 animal hospitals in 29 states, as detailed in the following tables:

        Western States              Central States             Eastern States
        --------------              --------------             --------------
        Alaska          4           Illinois      15           Alabama             1
        Arizona         1           Indiana        7           Connecticut         2
        California     40           Michigan      12           Delaware            3
        Colorado        2           Missouri       1           Florida            18
        Hawaii          1           Nebraska       1           Georgia             1
        Nevada          6           Ohio           5           Maryland            8
        New Mexico      3                                      Massachusetts       8
        Texas           9                                      New Jersey          9
        Utah            2                                      New York           19
                                                               North Carolina      2
                                                               Pennsylvania       10
                                                               South Carolina      1
                                                               Virginia            5
                                                               West Virginia       1
                       --                         --                              --
        Totals         68                         41                              88
                       ==                         ==                              ==

        The Company's animal hospitals offer a full range of general medical and surgical services for companion animals, including: dogs, cats, birds and other household pets. In addition to treating disease and injury, animal hospitals emphasize pet wellness through pet health education and preventative care. The Company's animal hospital programs encourage routine vaccinations, health examinations, spaying, neutering and dental care. The Company also publishes and mails to its client base a magazine promoting the benefits of preventative pet health care. The Company offers specialized treatment, including: advanced diagnostic services, internal medicine, surgery, oncology, ophthalmology, dermatology and cardiology. Additional services provided by the Company at certain locations include grooming, bathing and boarding. The Company also sells specialty pet products at its hospitals, including: pet food, a full range of pharmaceuticals, vitamins, therapeutic shampoos and conditioners, flea collars and sprays, and other accessory products.

        The Company's facilities are open an average of 10 to 15 hours per day, six to seven days per week. Several of its facilities provide 24-hour emergency care service.

        The Company seeks to provide a broad range of uniform quality veterinary services. The Company actively recruits highly qualified veterinarians and technicians and is committed to supporting continuing professional education for its professional and lay staff. The Company operates post-graduate teaching programs for veterinarians at seven of its facilities, which trains approximately 40 doctors per year. The Company believes that these programs enhance its reputation in the veterinary profession and provide it with access to qualified recruits among graduating classes of veterinarians. The Company believes it is an employer of choice for veterinarians because it offers an increased patient flow and a diverse case mix, employee benefits not generally available to a sole practitioner, continuing education, management opportunities, scheduling flexibility to accommodate personal lifestyles and the ability to relocate to different regions of the country.

        VCA has established a Medical Advisory Board to support its operations. The Medical Advisory Board's function, under the direction of the Company's Chief Medical Officer, is to recommend medical standards for local animal hospitals. The committee is comprised of leading veterinarians representing different geographic regions and medical specialties served by the Company. Currently, four members of the Medical Advisory Board are esteemed faculty members at leading veterinary colleges in the U.S. They serve as medical consultants to VCA.

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

        The Company's animal hospitals generally require a staff of between 10 to 60 full-time equivalent employees, depending upon the facility's size and customer base. The staff includes administrative and technical support personnel, two or more veterinarians, an office manager, who supervises the day-to-day activities of the facility, and a small office staff. The Company employs a relatively small corporate staff to provide centralized administrative services to all of its animal hospitals and laboratories. Financial control is maintained through uniform fiscal and accounting policies, which are established at the corporate level for use by operations. Financial information is centralized through a computerized data collection and processing system at the corporate level.

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

        The Company's internal marketing programs rely heavily on its existing client base in order to increase the frequency and intensity of the services used by its clients. Reminder notices are used to increase awareness among the Company's customers of the advantages of regular, comprehensive veterinary medical care, including preventive care such as vaccinations, dental screening and geriatric care. The Company seeks to obtain referrals from veterinarians by promoting its specialized diagnostic and treatment capabilities to veterinarians and veterinary practices which cannot offer their clients such services.

        As the number of hospitals in a single regional network grows, media advertising of the Company's services will become increasingly cost effective. The Company believes that an effective media advertising program will allow the Company to establish brand identification as well as expand the revenues derived from the sale of new and existing services and products. The Company believes such programs, services and products may increase the opportunities to expand the Company's market share in the regional markets for veterinary services in which it competes.

        The Company provides management services to certain professional corporations ("PCs") in states with laws that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. As of March 15, 2000, the Company has established operations in seven of such states and believes these operations comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital; (iii) maintenance of patient records; (iv) recruitment of veterinary staff; (v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company receives management fees, which are included in revenues. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital.

VETERINARY DIAGNOSTIC LABORATORIES

        The Company operates the largest network of veterinary-exclusive diagnostic laboratories in the United States, servicing over 13,000 animal hospitals located in all 50 states. The Company operates 13 full-service laboratories located in Irvine, California; Chicago, Illinois; Phoenix, Arizona; Farmingdale, New York; Dallas and Houston, Texas; Tampa, Florida; Portland, Oregon; San Jose, California; Atlanta, Georgia; Honolulu, Hawaii; Memphis, Tennessee; and Denver, Colorado.

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

        In addition to diagnostic laboratory testing, the Company provides a variety of laboratory services to its veterinarian clients which the Company believes enhances its competitive position. Laboratory services include:

        - SPECIMEN TRANSPORTATION - The Company has developed an extensive network of drivers and independent couriers which enables the Company to provide timely pickup and delivery of specimens to its laboratories. Specimens are picked up from clients and transported to the Company's laboratory facilities on a daily basis, and in some areas, twice each day. Animal hospital clients located outside the areas serviced by the Company's pickup and delivery network are serviced using the Company's Test Express service whereby specimens are sent via Federal Express to the Company's Memphis, Tennessee laboratory.

        - RESULTS REPORTING - Rapid turn-around of test results is critical to the successful operation of a clinical laboratory. Usually, routine testing is performed overnight and results are transferred to the veterinarian by fax machine before 8:00 a.m. the following day.

        - STAT RESULTS REPORTING - The Company performs certain routine tests quickly and reports results to veterinarians within hours of being picked up from the veterinarian. The turn-around time for such STAT reporting is generally three hours or less. The laboratories that provide STAT reporting are located in geographic areas where there is a high concentration of veterinarians and an airline hub operation. The Company may establish or close laboratories with STAT reporting capabilities depending upon the volume of tests performed and the needs of its veterinarian clients.

        - CLIENT SERVICE - Veterinarians are not obligated to use the services of any particular laboratory and can change their laboratory service provider at any time. Therefore, the timeliness and quality of services offered by a laboratory are critical to client satisfaction and retention. In addition to emphasizing client service through rapid turnaround time and electronic reporting, the Company has veterinarian specialists on staff to assist the veterinarians in interpreting the lab's results and diagnosing or treating diseases. Accordingly, the laboratories' professional staff include board certified specialists in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology.

        - QUALITY ASSURANCE - The Company has quality assurance programs intended to: (i) ensure that specimens are collected and transported properly; (ii) tests are performed accurately; and (iii) client, patient and test information is reported and billed correctly. The quality assurance programs include quality control testing of specimens of known concentration or reactivity in order to ensure accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment, and personnel standards which ensure that only qualified personnel perform testing.

        The Company has 31 full-time sales and field service representatives who market laboratory services and maintain relationships with existing customers. The Company supports its marketing efforts by developing marketing literature, attending trade shows, involving itself in trade associations and providing educational services, among other activities.

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

SYSTEMS

        The Company realized the importance of hospital management information systems in the past and thus has made a significant investment in these systems. Substantially all of the Company's animal hospitals utilize consistent patient accounting/point-of-sale software. All of the Company's financial and customer records and laboratory results are stored in computer databases, most of which may be accessed by the Company's management.

        The Company intends to further upgrade and integrate its hospital management information system creating a data warehouse. When completed, the Company believes that this enhanced management information system will allow for further cost savings and provide management with a powerful tool in implementing its marketing and operating strategies.

COMPETITION

        The companion animal health care industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. The Company believes that the primary competitive factors in connection with animal hospitals are convenient location, recommendation of friends, reasonable fees, quality of care and convenient hours. The Company's primary competitors for its animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, certain national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets which include the Company's animal hospitals. Among veterinary diagnostic laboratories, the Company believes that quality, price and the time required to report results are the major competitive factors. There are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by the Company. In addition, several national companies provide on-site diagnostic equipment that allow veterinarians to perform their own laboratory tests.

JOINT VENTURE AND INVESTMENT

        In February 1997, Vet's Choice was restructured and management of the joint venture was assumed by HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company. Additionally, the Company agreed to provide certain consulting and management services for a three-year period that commenced on February 1, 1997 for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned for the 1999, 1998 and 1997 twelve-month periods ended December 31, of $5.1 million, $5.1 million and $4.7 million, respectively, are included in Animal Hospitals revenues. The Company ceased to earn these consulting fees on February 1, 2000.

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc. (VPI), the largest provider of pet health insurance in the United States. The Company accounts for this investment using the cost method. The Company sold its investment in VPI and received $8.25 million in cash in February 2000 resulting in a one-time gain of approximately $3.25 million.

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

        In addition, the laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect on the Company, if the Company were unable to restructure its operations to comply with the requirements of such states.

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

EMPLOYEES

        At December 31, 1999, the Company had approximately 3,465 full-time-equivalent employees, including approximately 650 licensed veterinarians. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

        The Company's corporate headquarters and principal executive offices are located in West Los Angeles, California, in approximately 30,000 square feet of leased space costing $47,712 per month. The Company maintains leased and owned facilities at 239 other locations which house its animal hospitals and laboratories. The Company owns 83 facilities and the remainder are leased. For the year ended December 31, 1999, the Company had lease costs of approximately $9,527,000 and the Company expects to have lease costs at facilities existing at December 31, 1999 of approximately $9,842,000 in 2000. Lease costs for the hospitals acquired between December 31, 1999 and March 15, 2000, will amount to approximately $105,000 in 2000. The Company believes that its real property facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq Stock Market under the symbol "VCAI." The following table sets forth the range of high and low last sale prices per share for the common stock as quoted on the Nasdaq Stock Market for the periods indicated:

                                                      High      Low
                                                      ----      ---
        Fiscal 1998 by Quarter
          First .................................     16 1/2    13 5/16
          Second ................................     19 7/16   15 1/2
          Third .................................     20 5/8    16 1/2
          Fourth ................................     20 3/16   13 3/8

        Fiscal 1999 by Quarter
          First .................................     20 1/8    14 1/8
          Second ................................     15        13
          Third .................................     14 7/16   10 15/16
          Fourth ................................     13 3/8     9 5/16

        At March 15, 2000, the closing price of the common stock on the Nasdaq Stock Market was $11 13/16.

        At March 15, 2000, there were approximately 674 holders of record of the Company's common stock.

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

        The historical selected financial data set forth below for the three years ended December 31, 1999 are derived from the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto appears elsewhere in this Annual Report on Form 10-K. The selected financial data set forth for the two years ended December 31, 1996 is derived from the Company's audited consolidated financial statements. Reference is made to Note 3 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

 CONSOLIDATED STATEMENT OF OPERATIONS DATA:                        For the Years Ended December 31,
                                                    ---------------------------------------------------------------
(In thousands, except for per share data)             1999          1998         1997          1996          1995
                                                    --------      --------     --------      --------      --------
Revenues .........................................  $320,560      $281,039     $235,913      $181,428      $107,694
Gross profit .....................................    86,902        71,659       57,283        42,574        27,595
Selling, general and administrative expense ......    22,457        19,693       17,676        19,735        13,684
Depreciation and amortization expense ............    15,496        13,132       11,199         7,496         4,144
Year 2000 remediation expenses ...................     2,839            --           --            --            --
Year 2000 accelerated depreciation ...............       967            --           --            --            --
Merger costs .....................................        --            --           --         2,901            --
Restructuring charges and write-down of assets ...        --            --        2,074        15,213         3,234
Reversal of restructuring charges ................    (1,873)           --       (2,074)           --            --
Operating income (loss) ..........................    47,016        38,834       28,408        (2,771)        6,533
Interest income ..................................     1,194         2,357        4,182         4,487           828
Interest expense .................................    10,643        11,189       11,593         7,812         3,377
Minority interest in income of subsidiaries ......       850           780          424         6,577         2,960
Provision for income taxes .......................    16,462        12,954        9,347         1,959         2,238
Income tax adjustment ............................    (2,102)           --           --            --            --
Net income (loss) ................................    22,357        16,268       11,226       (14,632)       (1,214)
Diluted earnings per share:
   Net earnings (loss) per common share ..........  $   1.02      $   0.74     $   0.53      $  (0.92)     $  (0.13)
   Shares used for computing
      diluted earnings (loss) per share ..........    21,985        21,940       21,013        15,942         9,224


CONSOLIDATED BALANCE SHEET DATA:                                   As of  December 31,
                                                ------------------------------------------------------------
(In thousands)                                    1999         1998         1997         1996         1995
                                                --------     --------     --------     --------     --------
Cash and cash equivalents ....................  $ 10,620     $  8,977     $ 19,882     $ 29,621     $  5,396
Marketable securities ........................     5,313       33,358       51,371       73,306       42,155
Total assets .................................   426,500      393,960      386,089      354,009      153,416
Current portion of long-term obligations
   and notes payable .........................    21,901       17,431       19,369       14,055        7,496
Long-term obligations, less current portion ..   139,634      142,356      154,506      134,767       36,778
Total stockholders' equity ...................   231,229      202,685      180,851      167,350       90,217

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Veterinary Centers of America, Inc. and subsidiaries ("VCA" or the "Company") is a leading animal health care company. The Company has established a premier position in its two core businesses, Animal Hospitals and Laboratories. In addition, the Company owns a partnership interest in a joint venture with Heinz Pet Products ("HPP"), which markets and distributes premium pet foods. The Company operates the largest network of free-standing, full service animal hospitals and veterinary-exclusive laboratories in the nation.

        The Company made its first animal hospital acquisition in December 1986, when it acquired West Los Angeles Animal Hospital, one of the largest privately-owned teaching animal hospitals in the United States. Between 1987 and 1995, the Company's operations were directed primarily at establishing a corporate infrastructure and building a network of animal hospitals in selected regional markets. During this period, the Company grew with the acquisition of 53 additional animal hospitals. In 1996, the Company completed two significant acquisitions which more than doubled the Company's animal hospital operations. Pets' Rx, Inc. ("Pets' Rx") was acquired in June 1996 (16 hospitals) in a business combination accounted for as a pooling of interests, and The Pet Practice, Inc. ("Pet Practice") was acquired in July 1996 (84 hospitals). The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition to the two significant 1996 acquisitions, the Company has acquired 85 animal hospitals during the four years ended December 31, 1999. At December 31, 1999, the Company owned or operated 194 animal hospitals, throughout 28 states.

        In 1993, the Company began to expand the scope of its operations by launching into the veterinary diagnostic laboratory markets. The integration of the veterinary care, veterinary diagnostic laboratory and premium pet food markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners.

        In 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70% interest in Professional Animal Laboratory ("PAL"). In 1995, the Company acquired the remaining 30% of PAL. Also in 1995, the Company acquired a 51% interest in Vet Research Laboratories, LLC ("Vet Research"), and acquired three smaller regional veterinary diagnostic laboratories. The Company's laboratory operations continued to grow with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in 1996. Throughout 1996 and 1997, an additional eight laboratories were acquired, as well as the remaining interest in Vet Research in January 1997. In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of Laboratory Corporation of America Holdings ("LabCorp") for $10.9 million. This purchase from LabCorp has enhanced the Laboratories operations' presence in the Midwest and East coast and helped in the growth of the Test Express laboratory business. Test Express is a segment of the Laboratories operations that utilizes Federal Express to service our clients in remote areas. In 1999, the Company continued to expand its veterinary diagnostic laboratory operations by acquiring two additional laboratories, which were merged into existing VCA facilities upon acquisition. At December 31, 1999, the Company's network of veterinary diagnostic laboratories consisted of 13 full-service laboratories located throughout the United States.

        The Company entered into a joint venture, Vet's Choice, with HPP in 1993 to develop, manufacture and market a full-line of premium pet food. Vet's Choice was primarily engaged in developing and testing the formulas for its first product line, Select Balance, and building a marketing infrastructure in anticipation of commencing distribution in 1994. Vet's Choice began to generate revenue in 1994 with the launch of Select Balance. In 1995, Vet's Choice began selling its second product line, Select Care. Through 1996, the Company, as majority owner and managing general partner, exercised day-to-day operating control for all aspects of Vet's Choice, including sales, marketing, administration and distribution. As a result of the acquisition of two other premium pet food companies during 1996, HPP obtained expanded capabilities to manufacture, market and distribute premium pet foods. In order for the Vet's Choice business to benefit from the economies of scale in marketing, sales and distribution that HPP had attained with the acquisitions in 1996, the joint venture agreement was restructured effective February 1, 1997. Under the terms of the restructuring, HPP was made managing partner and assumed the day-to-day control of the joint venture. The operations of Vet's Choice were merged into HPP's other premium pet food business. In connection with the restructuring, the Company agreed to provide certain consulting and management services for a three-year period that commenced on February 1, 1997, for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned during 1999, 1998 and 1997, of $5.1 million, $5.1 million and $4.7 million, respectively, are included in Animal Hospitals revenues. The Company ceased to earn these consulting fees on February 1, 2000.

RECENT ACQUISITIONS

        During 1999, the Company purchased 24 individual animal hospitals and two veterinary diagnostic laboratories all of which were accounted for as purchases. Of the purchases, five of the hospitals and both laboratories were merged upon acquisition into existing VCA facilities. Including acquisition costs, VCA paid an aggregate consideration of $24,240,000, consisting of $10,394,000 in cash, $12,402,000 in debt, 70,712 shares of common stock of the Company with a value of $1,075,000, and the assumption of liabilities totaling $369,000. The aggregated purchase price was allocated as follows: $1,930,000 to tangible assets, $21,351,000 to goodwill and $959,000 to other intangibles. In addition to the 24 individual animal hospitals purchased, on April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH") for a total consideration (including acquisition costs) of $28,969,000, consisting of 517,585 shares of VCA common stock, with a value at the date of acquisition of $7,753,000, $9,103,000 in cash and acquisition costs, $1,192,000 in debt and the assumption of $10,921,000 in liabilities. AAH operated 15 animal hospitals located in New York and New Jersey. The acquisition of AAH was accounted for as a purchase. The purchase price has been allocated as follows, subject to final valuation of fixed assets: $6,340,000 to tangible assets and $22,629,000 to goodwill and other intangibles.

        Since January 1, 2000 through March 15, 2000, the Company has acquired six animal hospitals, of which two were merged upon acquisition into existing VCA facilities, and one veterinary diagnostic laboratory also merged upon acquisition into an existing VCA facility for an aggregate consideration of $6,860,000, consisting of $2,335,000 in cash and acquisition costs, and $4,525,000 in debt.

BASIS OF REPORTING

        The Company reports its operations in two business lines -- Animal Hospitals and Laboratories. Animal Hospitals operations include the operations of the Company's animal hospitals. Laboratories operations include the operations of the Company's veterinary diagnostic laboratories.

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc. (VPI), the largest provider of pet health insurance in the United States. The Company accounts for this investment using the cost method. The Company sold its investment in VPI and received $8.25 million in cash in February 2000 resulting in a one-time gain in 2000 of approximately $3.25 million.

        The Company's animal hospitals use the Company's veterinary diagnostic laboratory services. Revenue and the corresponding expense from intercompany sales included in consolidated operating results, totaled $5,810,000, $5,845,000 and $4,696,000 in 1999, 1998 and 1997, respectively, have been eliminated from the Company's operating results.

        The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the contractual management relationships between entities that operate in the health care industry, which includes the practices of medicine, dentistry and veterinary science. EITF 97-2 has been adopted by the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of EITF 97-2 management companies to consolidate the results of practices with which it has an existing relationship. The Company has not met the EITF consolidation requirements for the 44 animal hospitals it manages. Management fees received pursuant to certain management agreements are included in revenues. The Company's financial statements for the year ended December 31, 1997 have been restated to conform to the 1998 and 1999 presentation. The adoption of EITF 97-2 had no effect on the Company's previously reported operating income (loss) or net income (loss).

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of certain items in relation to revenues:


                                                       Percentage of Revenues
                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                    1999        1998       1997
                                                    -----       -----      -----
  Revenues .....................................    100.0%      100.0%     100.0%
  Direct costs .................................     72.9        74.5       75.7
                                                    -----       -----      -----
     Gross profit ..............................     27.1        25.5       24.3
  Selling, general and administrative expense ..      7.0         7.0        7.5
  Depreciation and amortization expense ........      4.8         4.7        4.7
  Year 2000 remediation expense ................      0.9          --         --
  Year 2000 accelerated depreciation ...........      0.3          --         --
  Restructuring charges ........................       --          --        0.9
  Reversal of restructuring charges ............     (0.6)         --       (0.9)
                                                    -----       -----      -----
     Operating income ..........................     14.7        13.8       12.1
  Interest income ..............................      0.4         0.8        1.8
  Interest expense .............................      3.3         4.0        4.9
                                                    -----       -----      -----


  Income before minority interest and income
     taxes .....................................     11.8        10.6        9.0
  Minority interest in income of subsidiaries ..      0.3         0.3        0.2
                                                    -----       -----      -----
     Income before income taxes ................     11.5        10.3        8.8
  Provision for income taxes ...................      5.1         4.6        4.0
  Income tax adjustment ........................     (0.6)         --         --
                                                    -----       -----      -----
     Net income ................................      7.0%        5.7%       4.8%
                                                    =====       =====      =====

REVENUES

        Animal Hospitals represented 69.6%, 70.1% and 72.3% of total Company revenues in 1999, 1998 and 1997, respectively. Laboratories represented 30.4%, 29.9% and 27.3% of total Company revenues in 1999, 1998 and 1997, respectively. Premium Pet Food operations represented 0.4% of total Company revenues in 1997. The Company's consolidated revenues in 1997 only include one month of revenue from Premium Pet Food operations, as the Company ceased consolidating the results of operations of Vet's Choice, effective February 1, 1997. The Company anticipates that Animal Hospitals revenues as a percentage of total revenues will increase in future periods as a result of the expansion of the Animal Hospitals.

        The reported revenues of Animal Hospitals consists of the revenues of animal hospitals owned by the Company and the management fees charged to independent professional corporations ("PCs"). At December 31, 1999, the Company owned and managed 194 animal hospitals, of which 44 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, the Company has contracted with PCs who provide all veterinary medical care. The Company provides all administrative functions with respect to these 44 animal hospitals. In return for its services, the Company receives management fees from the PCs, which have been included in the reported revenues for Animal Hospitals. The Company does not consolidate the operations of the PCs.

        The following are the components in the table below. When added together, the components equal the reported revenues of Animal Hospitals:

        VETERINARY PRACTICES OWNED AND MANAGED -- represents the aggregate of revenues for animal hospitals owned directly by the Company and the unconsolidated revenues of the PCs. This aggregate would be the total reported Animal Hospitals revenues if the Company recognized and consolidated the revenues of the PCs.

        REVENUES OF PCs -- represents the unconsolidated and unrecognized revenues of the PCs.

        MANAGEMENT FEES CHARGED TO PCs -- represents the fees that the PCs pay to the Company in return for the Company's services.

        The following table summarizes the Company's revenues for each of the three years ended December 31, 1999 (amounts in thousands):

                                                                                         1999%     1998%
                                              1999           1998           1997       Increase  Increase
                                            --------       --------       --------     --------  --------
Veterinary Practices Owned and Managed       235,715        202,577        174,024       16.4%     16.4%
Less: Revenues of PCs ................       (42,829)       (24,914)       (15,603)      71.9%     59.7%
Add: Management fees charged to PC's..        30,202         19,325         12,127       56.3%     59.4%
                                            --------       --------       --------       ----      ----
Animal Hospitals, reported ...........       223,088        196,988        170,548       13.2%     15.5%

Laboratories .........................       103,282         89,896         68,997       14.9%     30.3%
Premium Pet Food .....................            --             --          1,064         --        --
Intercompany Sales ...................        (5,810)        (5,845)        (4,696)        --        --
                                            --------       --------       --------       ----      ----
                                            $320,560       $281,039       $235,913       14.1%     19.1%
                                            ========       ========       ========       ====      ====

        Revenues of PCs and the corresponding management fees have increased from 1997 through 1999 due to an increase in PCs. The Company managed 44, 22 and 20 veterinary practices owned by PCs in 1999, 1998 and 1997, respectively.

        The increases in reported Animal Hospitals revenues from 1997 through 1999 were primarily the result of the increase in the number of facilities owned and the number of veterinary practices managed by the Company. The results for 1999 include the revenues and management fees of an additional 39 veterinary practices added subsequent to December 31, 1998. The results for 1998 include the revenues and management fees of an additional 11 veterinary practices added subsequent to December 31, 1997. The increase in revenues that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, were approximately 2.5% and 5.9% for the years ended December 31, 1999 and 1998, respectively. Same-store facilities are animal hospitals that were owned as of the beginning of the prior-year periods.

        Had the revenues of the PCs been consolidated with owned veterinary practices, the increases in combined revenues resulting from changes in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, would have been 2.6% and 5.8% for the years ended December 31, 1999 and 1998, respectively.

        The increase in Laboratories' revenues for the year ended December 31, 1999 is primarily due to success achieved with increased marketing efforts and the acquisition of the business of two veterinary diagnostic laboratories since December 31, 1998. In addition to the these items, revenues have primarily increased due to the $10.9 million acquisition on February 26, 1998, of certain assets of the veterinary diagnostics laboratory business from LabCorp, which generated revenues beginning April 1998.

        Effective February 1, 1997, Vet's Choice was no longer reported as part of the Company's consolidated results of operations. Pursuant to the restructuring agreement and other related agreements between HPP and the Company, the Company has agreed to provide certain consulting and management services for a three-year period that commenced February 1, 1997 and to continue to support and sell the Select Balance and Select Care brands through its network of animal hospitals. The agreements call for the Company to receive an aggregate of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned and recognized in the years ended December 31, 1999, 1998 and 1997 of $5.1 million for both 1999 and 1998 and $4.7 million for 1997, are included in Animal Hospitals revenues.

GROSS PROFIT

        The following table summarizes the Company's gross profit for each of the three years ended December 31, 1999 (amounts in thousands):

                                                            1999%     1998%
                      1999        1998        1997        Increase  Increase
                     -------     -------     -------      --------  --------
Animal Hospitals ..  $49,019     $41,969     $32,390        16.8%     29.6%
Laboratories ......   37,883      29,690      24,325        27.6%     22.1%
Premium Pet Food ..       --          --         568          --        --
                     -------     -------     -------        ----      ----
                     $86,902     $71,659     $57,283        21.3%     25.1%
                     =======     =======     =======        ====      ====

        Gross profit for Animal Hospitals is comprised of revenues less all costs of services and products at the hospitals, including: salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, medical supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospitals gross profit represented 22.0%, 21.3% and 19.0% of Animal Hospitals revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the 1999 gross profit margin from 1998 and the increase in the 1998 gross profit margin from 1997 is the result of internal revenue growth, better prices obtained for medical supplies and improved inventory management procedures. The Company continues to take actions designed to improve gross margins at the animal hospitals. However, there can be no assurance that in the future the Company will be successful in its efforts to improve gross profit margins at these facilities.

        The gross profit margin for "same-store" hospitals owned by the Company prior to January 1, 1998 was 20.2% and 19.1% for the years ended December 31, 1999 and 1998, respectively. The gross profit margin for "newly acquired" hospitals, those acquired by the Company after January 1, 1998, was 19.4% for the year ended December 31, 1999. Gross profit margins for "same-store" and "newly acquired" hospitals have been calculated excluding the Consulting Fees of $5,100,000 earned and recognized in each of the years ended December 31, 1999 and 1998, respectively.

        Had the PCs' operations been consolidated with owned veterinary practices ("Combined Hospital Operations"), gross profit margins would have been 20.8% and 20.7% for the years ended December 31, 1999 and 1998, respectively. "Same-store" gross profit margins from the Combined Hospital Operations was 19.1% and 18.6% for the years ended December 31, 1999 and 1998, respectively.

        Gross profit of the Laboratories is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative laboratory-based personnel, facilities rent and occupancy costs and supply costs. Laboratories gross profit represented 36.7%, 33.0% and 35.3% of Laboratories revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in the gross profit margin for 1999 compared to 1998 was primarily attributable to the completed integration of operations from the acquisition of LabCorp's veterinary diagnostic laboratory business. The decrease in the gross profit margin for 1998 compared to 1997 was primarily attributable to costs incurred in connection with the phase-in of operations from the acquisition of LabCorp's veterinary diagnostic laboratory business.

        Premium Pet Food gross profit is comprised of revenues less cost of goods sold, including freight and distribution costs. Premium Pet Food gross profit, as a percentage of revenues, was 53.4% in 1997.

        The Company's Animal Hospitals business historically has realized gross profit margins that are lower than that of the Laboratories business. As the portion of the Company's revenues attributable to its Animal Hospitals operations grow in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        VCA Corporate selling, general and administrative expense consists of administrative expense at the Company's headquarters, including the salaries of corporate officers, accounting, legal and other professional expenses, rent and occupancy costs. Laboratories selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Selling, general and administrative expense ("SG&A") for the three years ended December 31, 1999, is comprised of the following (amounts in thousands):

                                       1999      1998      1997
                                      -------   -------   -------
       VCA Corporate ..............   $16,847   $14,218   $13,093
       Laboratories ...............     5,610     5,475     4,183
       Premium Pet Food ...........        --        --       400
                                      -------   -------   -------
                                      $22,457   $19,693   $17,676
                                      =======   =======   =======

        SG&A, as a percentage of total revenues, was 7.0%, 7.0% and 7.5% for the years ended December 31, 1999, 1998 and 1997, respectively. The 1998 decrease in SG&A as a percentage of revenues from 1997 was primarily attributable to an increase in revenues without a comparable increase in expenses.

        Premium Pet Food selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Premium Pet Food general and administrative expense did not exist after 1997, due to the assumption of management responsibilities for Vet's Choice by HPP in February 1997.

DEPRECIATION AND AMORTIZATION EXPENSE

        Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of goodwill (excess cost over the fair value of net assets acquired) and certain other intangibles. Depreciation and amortization expense increased $2,364,000, or 18%, from 1998 to 1999, and $1,933,000, or 17.3%, from 1997 to 1998. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding forty years. The increase in depreciation and amortization expense is primarily due to the acquisition of animal hospitals and veterinary diagnostic laboratories.

RESTRUCTURING AND ASSET WRITE-DOWN

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") and recorded a restructuring charge of $5,701,000 and an asset write-down charge of $9,512,000. The major components of the 1996 Plan included:
(1) the termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of 12 animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment, and the termination of employees in connection with the restructuring of the Company's laboratory operations; and (3) contract terminations and write-down of assets in connection with the migration to common communications and computer systems. Collectively, the 12 hospitals had aggregate revenue of $6,814,000 and net operating loss of $350,000 for the year ended December 31, 1996. The restructuring of the laboratory operations consisted primarily of: (i) plans to relocate the Company's facility in Indiana to Chicago; (ii) the downsizing of its Arizona operations; (iii) the standardization of laboratory and testing methods throughout all the Company's laboratories, resulting in the write-down of equipment that will no longer be utilized; and (iv) the shut-down of another of its facilities in the Midwest.

        During 1999, pursuant to the 1996 Plan, the Company incurred the following:

        (a) Cash expenditures of $345,000 for lease and other contractual obligations.

        (b) Non-cash asset write-downs of $157,000, primarily pertaining to hospitals previously closed and to the Company's shut-down of certain computer systems.

        (c) The Company recognized a $321,000 favorable settlement related to a laboratory operations' contract that was terminated as part of the 1996 Plan.

        (d) During the fourth quarter of 1999, the Company was released from its contractual obligation pertaining to certain facility leases for hospitals that were sold in 1997. In addition, the Company reached a favorable settlement on contractual obligations pertaining to its migration to common communications and computer systems, a component of the 1996 Plan. As a result of these two favorable outcomes, the Company reversed $889,000 of restructuring charges.

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

        As of December 31, 1999, all phases of the 1996 Plan were complete and no restructuring reserves remain on the Company's balance sheet.

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

        During 1999, the actions taken pursuant to the 1997 Plan were as follows:

        (a) The Company sold one hospital resulting in cash expenditures of $2,000 and non-cash asset write-downs of $64,000.

        (b) The Company closed three hospitals resulting in cash expenditures of $4,000 and non-cash asset write-downs of $53,000.

        (c) The Company incurred cash expenditures of $71,000 for lease and other contractual obligations.

        (d) The Company recorded an additional $28,000 non-cash asset write-down pertaining to a hospital previously closed.

        (e) During the fourth quarter of 1999 the Company reached favorable outcomes from the sale and/or closure of the hospitals noted in (a) and (b) above. As a result the Company reversed $663,000 of restructuring charges.

        During 1998, the Company closed three animal hospitals pursuant to the 1997 Plan, resulting in the write-off of $299,000 of property and equipment and cash expenditures of $81,000 for lease obligations and closing costs. Also during 1998, the Company determined that five of the animal hospitals that were to be sold as part of the 1997 Plan would be kept due to their improved performance.

        During 1997, the Company, as part of the 1997 Plan, recorded $466,000 of non-cash asset write-downs, consisting primarily of a write-down of intangibles.

        At December 31, 1999, $343,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. All significant phases of the 1997 Plan have been completed as of December 31, 1999, although certain lease obligations will continue through 2005.

OPERATING INCOME

        Operating income increased to $47,016,000 for 1999 from $38,834,000 for 1998, which had increased from $28,408,000 for 1997. The operating income in 1999 includes a reversal of restructuring charges, Year 2000 remediation expenses and Year 2000 accelerated depreciation totaling $1,933,000. Excluding these items, operating income would have been $48,949,000 for 1999, a $10,115,000, or 26% increase from 1998 to 1999. The increases experienced in 1999, excluding the reversal of restructuring charges, Year 2000 remediation expenses and Year 2000 accelerated depreciation, and 1998 are primarily the result of the increased number of animal hospitals and veterinary diagnostic laboratories owned and operated by the Company. As a percentage of revenues, operating income, excluding the restructuring credit, Year 2000 remediation expenses and Year 2000 accelerated depreciation, would have been 15.3% for 1999, 13.8% for 1998 and 11.9% for 1997.

INTEREST INCOME

        Interest income decreased to $1,194,000 in 1999 from $2,357,000 for 1998 and $4,182,000 for 1997. The decreases over the three-year period were the result of decreases in the Company's cash and marketable securities balances resulting primarily from cash used in capital expenditures and acquisitions.

INTEREST EXPENSE

        Interest expense was $10,643,000 for 1999, $11,189,000 for 1998 and
$11,593,000 for 1997, representing a decrease of $546,000, or 4.9%, in 1999 and
$404,000, or 3.5%, in 1998. The decrease in 1998 from 1997 is the result in a decrease in total debt. Interest expense also decreased in 1999 relative to 1998 resulting from debt paydowns throughout 1999. The debt balance did not decrease from December 31, 1998 to December 31, 1999 due to additional long term debt issued in connection with animal hospital acquisitions in December 1999.

INCOME TAXES

        Income tax expense was $14,360,000, $12,954,000, and $9,347,000 for
1999, 1998 and 1997, respectively. A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate for each of the three years in the period ended December 31, 1999 is included in Note 11 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for each of the years was higher than the statutory rate, and the Company expects that its effective income tax rate will be higher than the statutory rate in the future, primarily due to the nondeductibility for income tax purposes of the amortization of certain goodwill. As a result of a favorable change in the U.S. tax regulations with respect to limitations on the use of net operating loss carryforwards, the Company recorded a deferred tax benefit of $2,102,000 in 1999.

MINORITY INTEREST

        Minority interest in income of the consolidated subsidiaries was $850,000, $780,000 and $424,000 for 1999, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires continued access to cash, primarily to fund acquisitions, to reduce long-term debt obligations, and to fund capital expenditures.

        Cash provided by operations during the years ended December 31, 1999, 1998 and 1997 was $38,467,000, $27,123,000 and $22,674,000, respectively. The increases are primarily attributable to increases in income as a result of the growth in the number of facilities operated by the Company and increases in operating margins.

        During 1999, 1998 and 1997, in connection with acquisitions, the Company used cash in the amounts of $20,320,000 (acquisition of 39 hospitals and two veterinary diagnostic laboratories), $21,378,000, (acquisition of 11 hospitals and one veterinary diagnostic laboratory) and $28,988,000 (acquisition of 15 hospitals, three veterinary diagnostic laboratories and the remaining interest in Vet Research), respectively. From January 1, 2000 through March 15, 2000, the Company used cash of approximately $2,275,000 to acquire six animal hospitals and one veterinary diagnostic laboratory.

        During 1999, 1998 and 1997, the Company used $21,803,000, $11,678,000 and $7,241,000, respectively, to purchase property and equipment and $18,922,000, $20,591,000 and $16,198,000 to reduce long-term obligations, respectively.

        At December 31, 1999, the Company had cash and cash equivalents of $10,620,000 and no bank or institutional indebtedness. The Company has achieved its growth in the past, and anticipates it will continue its growth in the future, through the acquisition of animal hospitals for cash, stock and notes. The Company anticipates it will complete the acquisition of an additional 15 to 20 individual animal hospitals in 2000, which will require cash of up to $15 million. In addition, the Company continues to examine acquisition opportunities in the veterinary laboratory field, which may impose additional cash requirements. Although the Company does not have sufficient cash reserves at March 15, 2000 to fund this growth plan, the Company believes that it can access sufficient debt financing to fund its planned growth for more than the next 12 months.

        The Company has debt payment obligations related to the Animal Hospitals and Laboratories operations owned as of December 31, 1999, of approximately $21.9 million and $17.5 million in the years ended December 31, 2000 and 2001, respectively. Interest payments on the convertible debentures amount to $4,430,000 annually. In addition, the Company is building or has plans to upgrade, expand or replace facilities for 13 animal hospitals for a total cost of approximately $10.8 million, as well as to replace or upgrade equipment, as needed. The Company also expects to continue to upgrade its management information systems in 2000 for approximately $3.0 million.

        On March 23, 1999, the Company's Board of Directors authorized the Company to repurchase up to $15 million of its common stock on the open market. As of March 15, 2000, the Company has acquired 393,000 shares for a total consideration of $4,761,000.

        During the first quarter of 2000, the Company committed to loan up to $5.0 million to Yopet.com, Inc., a start-up corporation founded and controlled by Robert A. Anton, the Chief Executive Officer and a director of the Company.

        The Company believes it is able to fund its future operational cash requirements primarily from cash on hand, the sale of its marketable securities, new debt financing, and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months. However, a significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions. The Company believes that it can access sufficient funding from financial institutions, if needed.

IMPACT OF YEAR 2000

        The Company did not experience any system failures or any material effects as a result of the Year 2000 issues. The Company also did not experience any business disruptions with its material third parties as a result of the Year 2000 issues. Consequently, there were no Year 2000 problems that materially impacted the Company's financial condition or results of operations. The Company did not postpone any significant information technology projects or other capital expenditures in 1999 due to the Year 2000 compliance.

        The Company originally estimated $7.7 million in Year 2000 compliance expenditures. However, the Company's expenditures relating to the Year 2000 compliance in 1999 amounted to approximately $6.3 million. Expenditures for Year 2000 compliance costs approximated $365,000 in 1998. Total depreciation on certain software, hardware, equipment and building operating systems in 1999 approximated $1.6 million, which includes approximately $1.0 million of additional accelerated depreciation as a result of the shorter projected useful lives.

        The Company has assessed its Year 2000 position and does not foresee any future problems relating to any Year 2000 issues that would have a material impact on the Company's operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 in the first quarter of 1999 did not have a material effect on the Company's financial position or its results of operations.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as per the issuance of SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet assessed the impact of the adoption of SFAS 133.

        On October 25, 1999, the FASB's Emerging Issues Task Force ("EITF") reached consensus in Issue 99-15, "Accounting for Decreases in Deferred Tax Asset Valuation Allowances Established in a Purchase Business Combination as a Result of a Change in Tax Regulations" ("Issue No. 99-15"). Issue No. 99-15 is the EITF's response to the Internal Revenue Service's June 25, 1999 ruling, as stated in Section 1.1502-21 Treasury Regulations, reducing the requirements for using certain net operating loss carryovers and carrybacks ("NOLs"). As a result, the Company recorded a deferred tax benefit during the year ended December 31, 1999 equal to $2,102,000. In the future, the Company will continue to evaluate its NOLs based on the above rulings and future circumstances.

SEASONALITY AND QUARTERLY FLUCTUATIONS

        Although not readily detectable because of the impact of acquisitions, the Company's operations are somewhat seasonal. In particular, revenues at the Company's Animal Hospitals and Laboratories operations historically have been greater in the second and third quarters than in the first and fourth quarters. The demand for the Company's veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, the number of daylight hours, as well as general economic conditions. A substantial portion of the Company's costs are fixed and do not vary with the level of demand. Consequently, net income for the second and third quarters, at individual animal hospitals, generally has been higher than that experienced in the first and fourth quarters.

        The following table sets forth revenues, gross profit, net income and diluted earnings per share for each of the quarters in 1999 and 1998 (in thousands, except per share amounts):

                                                   1999 Quarter Ended,
                                        -------------------------------------------
                                        Mar. 31     June 30     Sept. 30    Dec. 31
                                        -------     -------     --------    -------
        1999
        Revenues.....................   $73,838     $86,164     $83,590     $76,968
        Gross profit.................    18,561      25,345      23,426      19,570
        Net income...................     3,700       6,890       7,462       4,305
        Diluted earnings per share...      0.17       0.31         0.34        0.20

                                                   1998 Quarter Ended,
                                        -------------------------------------------
                                        Mar. 31     June 30     Sept. 30    Dec. 31
                                        -------     -------     --------    -------
        1998
        Revenues.....................   $62,069     $74,680     $74,599     $69,691
        Gross profit.................    14,805      21,021      19,414      16,419
        Net income...................     2,307       6,082       4,841       3,038
        Diluted earnings per share...      0.11        0.28        0.22        0.14

                                                    1997 Quarter Ended,
                                        -------------------------------------------
                                        Mar. 31     June 30     Sept. 30    Dec. 31
                                        -------     -------     --------    -------
        1997
        Revenues.....................   $55,428     $62,348     $61,230     $56,907
        Gross profit.................    12,503      17,412      15,670      11,698
        Net income...................     1,410       4,351       3,415       2,050
        Diluted earnings per share...      0.07        0.21        0.16        0.10

        Net income reported during 1999 includes Year 2000 remediation expenses, Year 2000 accelerated depreciation, a reversal of restructuring charges and an income tax adjustment, aggregating a beneficial after tax effect on net income of approximately $961,000 for the 12 months ended December 31, 1999. Excluding these items, net income and diluted earnings per share would have been $3,883,000 or $0.18, $7,571,000 or $0.34, $6,139,000 or $0.28, and $3,803,000,
or $0.18 for the quarters ended March 31, June 30, September 30, and December 31, 1999, respectively.

INFLATION

        Historically, the Company's operations have not been materially affected by inflation. There can be no assurance that the Company's operations will not be affected by inflation in the future.

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

        Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets' Rx"), as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. In 1999, we acquired 39 animal hospitals and two veterinary diagnostic laboratories. As a result of these acquisitions, our revenues grew from $235.9 million in 1997 to $281.0 million in 1998 to $320.6 million in 1999. In 2000, through March 15, 2000, we acquired six animal hospitals, of which two were merged upon acquisition into existing VCA facilities, and one veterinary diagnostic laboratory, which was also merged upon acquisition into an existing VCA facility.

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

DEPENDENCE ON ACQUISITIONS FOR GROWTH - IF WE DO NOT ACHIEVE OUR ACQUISITION PROGRAM STRATEGY OUR GROWTH WILL BE DIMINISHED.

        We plan to grow primarily by acquisitions of established animal hospitals. Our acquisition strategy involves a number of factors which are difficult to control including:

        -  the identification of potential acquisition candidates

        -  the willingness of the owners to sell on reasonable terms


        -  the satisfactory completion of negotiations

        -  minimal disruption to our existing operations

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

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

        We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At December 31, 1999, we have consolidated long-term obligations (including current portion) of $161.5 million and our ratio of long-term debt (including current portion) to total stockholders' equity was 70%. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

        A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At December 31, 1999, our balance sheet reflected $295.7 million of intangible assets of these types, which is a substantial portion of our total assets of $426.5 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase will have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If VCA is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

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

COMPETITION

        The animal health care industry is highly competitive. We believe that the primary competitive factors in connection with animal hospitals include:

        -  convenient location

        -  recommendation of friends

        -  reasonable fees

        -  quality of care

        -  convenient hours

        Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional, multi-clinic practices. Also, regional pet care companies and certain national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. We believe that the primary competitive factors in connection with veterinary diagnostic laboratories include:

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

SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

               Future sales by existing stockholders could adversely affect the prevailing market price of the common stock. As of March 15, 2000, VCA had 21,768,292 shares of common stock outstanding (including 620,511 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act. There are also 3,819,615 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

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

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                -----------------

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants......................................................    29
Consolidated Balance Sheets as of December 31, 1999 and 1998..................................    30
Consolidated Income Statements For the Years Ended December 31, 1999, 1998 and 1997...........    31
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended
   December 31, 1999, 1998 and 1997...........................................................    32
Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997....    33
Notes to Consolidated Financial Statements....................................................    35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veterinary Centers of America,
Inc.:

        We have audited the accompanying consolidated balance sheets of Veterinary Centers of America, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated income statements, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veterinary Centers of America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.



                                        \s\ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP

Los Angeles, California
February 21, 2000

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                   A S S E T S                      1999           1998
                                                                  ---------      ---------
CURRENT ASSETS:
  Cash and cash equivalents ....................................  $  10,620      $   8,977
  Marketable securities ........................................      5,313         33,358
  Trade accounts receivable, less allowance for uncollectible accounts of $7,162 and $6,407 at December 31, 1999 and 1998,
    respectively ...............................................     15,276         11,561
  Inventory ....................................................      5,455          4,608
  Prepaid expenses and other ...................................      4,544          4,366
  Deferred income taxes ........................................      4,213          4,111
  Prepaid income taxes .........................................      3,986          5,040
                                                                  ---------      ---------
   Total current assets ........................................     49,407         72,021
PROPERTY AND EQUIPMENT, NET ....................................     70,336         50,140
OTHER ASSETS:
  Goodwill, net ................................................    291,286        256,505
  Covenants not to compete, net ................................      4,450          4,722
  Notes receivable, net ........................................      1,891          1,963
  Investment in Veterinary Pet Insurance .......................      5,000          5,000
  Deferred costs and other, net ................................      4,130          3,609
                                                                  ---------      ---------
                                                                  $ 426,500      $ 393,960
                                                                  =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations .....................  $  21,901      $  17,431
  Accounts payable .............................................      8,715          5,208
  Accrued payroll and related liabilities ......................      7,258          5,426
  Accrued restructuring costs ..................................        478          2,834
  Other accrued liabilities ....................................      7,418          9,524
                                                                  ---------      ---------
   Total current liabilities ...................................     45,770         40,423
 LONG-TERM OBLIGATIONS, less current portion ...................    139,634        142,356
 DEFERRED INCOME TAXES .........................................      6,655          5,800
 MINORITY INTEREST .............................................      3,212          2,696
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value; authorized -- 60,000 shares:
    Issued and outstanding, including shares in treasury --
    21,708 and 20,816 at December 31, 1999 and 1998,
    respectively ...............................................         20             20
  Additional paid-in capital ...................................    213,728        202,850
  Retained earnings ............................................     25,737          3,380
  Other comprehensive income -- unrealized loss on investment ..       (361)          (468)
  Notes receivable from stockholders ...........................       (654)          (617)
  Less cost of common stock held in treasury -- 620 and
    227 shares at December 31, 1999 and 1998, respectively .....     (7,241)        (2,480)
                                                                  ---------      ---------
        Total stockholders' equity .............................    231,229        202,685
                                                                  ---------      ---------
                                                                  $ 426,500      $ 393,960
                                                                  =========      =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      1999           1998         1997
                                                    ---------      --------     ---------
Revenues .........................................  $ 320,560      $281,039     $ 235,913
Direct costs .....................................    233,658       209,380       178,630
                                                    ---------      --------     ---------
     Gross profit ................................     86,902        71,659        57,283
Selling, general and administrative expense ......     22,457        19,693        17,676
Depreciation and amortization expense ............     15,496        13,132        11,199
Year 2000 remediation expenses ...................      2,839            --            --
Year 2000 accelerated depreciation ...............        967            --            --
Reversal of restructuring charges ................     (1,873)           --        (2,074)
Restructuring charges ............................         --            --         2,074
                                                    ---------      --------     ---------
     Operating income ............................     47,016        38,834        28,408
                                                    ---------      --------     ---------
Interest income ..................................      1,194         2,357         4,182
Interest expense .................................     10,643        11,189        11,593
                                                    ---------      --------     ---------
     Income before minority interest and
       provision for income ......................     37,567        30,002        20,997
Minority interest in income of subsidiaries ......        850           780           424
                                                    ---------      --------     ---------
     Income before provision for income taxes ....     36,717        29,222        20,573
Provision for income taxes .......................     16,462        12,954         9,347
Income tax adjustment ............................     (2,102)           --            --
                                                    ---------      --------     ---------
     Net income ..................................  $  22,357      $ 16,268     $  11,226
                                                    =========      ========     =========

     Basic earnings per common share .............  $    1.06      $   0.80     $    0.57
                                                    =========      ========     =========

     Diluted earnings per common share ...........  $    1.02      $   0.74     $    0.53
                                                    =========      ========     =========

     Shares used for computing basic earnings
       per share .................................     21,063        20,350        19,626
                                                    =========      ========     =========

     Shares used for computing diluted earnings
       per share .................................     21,985        21,940        21,013
                                                    =========      ========     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                  Notes
                                    Common Stock   Additional  Treasury Stock   Receivable   Retained      Other
                                   --------------   Paid-In    --------------     From       Earnings  Comprehensive  Comprehensive
                                   Shares  Amount   Capital    Shares  Amount  Stockholders  (Deficit)     Income        Income
                                   ------  ------  ----------  ------  ------  ------------  --------- -------------  -------------
BALANCES, December 31, 1996 .....  19,249   $20     $192,167     (78)  $  (724)       --      $(24,114)     $  --
  Net and comprehensive
    income ......................      --    --           --      --        --        --        11,226         --         $11,226
                                                                                                                          =======
  Exercise of stock options .....     278    --        2,455      --        --      (546)           --         --
  Business acquisitions and
    earn-outs ...................     176    --        2,122      --        --        --            --         --
  Settlement of guaranteed
    purchase price contingently
    payable in cash or common
    stock .......................      34    --           --      --        --        --            --         --
  Conversion of preferred
    stock to common stock .......     583    --            1      --        --        --            --         --
  Purchase of treasury
    shares ......................      --    --           --    (149)   (1,756)       --            --         --
                                   ------   ---     --------    ----   -------     -----      --------      -----
BALANCES, December 31, 1997 .....  20,320    20      196,745    (227)   (2,480)     (546)      (12,888)
  Net income ....................      --    --           --      --        --        --        16,268         --          16,268
  Other comprehensive
    income - unrealized loss
    on investments (no tax
    benefit recognized) .........                                                                            (870)           (870)
  Unrealized loss recognized
    on investments ..............                                                                             402             402
                                                                                                                          -------
  Comprehensive income ..........                                                                                          15,800
                                                                                                                          =======
  Exercise of stock options .....     194    --        2,037      --        --        --            --         --
  Interest on notes .............      --    --           --      --        --       (71)           --         --
  Business acquisitions
    and earn-outs ...............     174    --        3,147      --        --        --            --         --
  Conversion of convertible
    debt ........................      12    --           85      --        --        --            --         --
  Settlement of guaranteed
    purchase price contingently
    payable in cash or common
    stock .......................      21    --           --      --        --        --            --         --
  Restricted stock bonus ........      95    --          836      --        --        --            --         --
                                   ------   ---     --------    ----   -------     -----      --------      -----
BALANCES, December 31, 1998 .....  20,816    20      202,850    (227)   (2,480)     (617)        3,380       (468)
  Net income ....................      --    --           --      --        --        --        22,357         --          22,357
  Other comprehensive
    income - unrealized loss on
    investments (no tax
    benefit recognized) .........      --    --           --      --        --        --            --       (218)           (218)
  Unrealized loss recognized
   on investments ...............                                                                             325             325
                                                                                                                          -------
  Comprehensive income ..........      --    --           --      --        --        --            --         --         $22,464
                                                                                                                          =======
  Exercise of stock options .....      50    --          535      --        --        --            --         --
  Exercise of warrants ..........       3    --           --      --        --        --            --         --
  Interest on notes .............      --    --           --      --        --       (37)           --         --
  Business acquisitions .........     588    --        8,828      --        --        --            --         --
  Conversion of convertible
    debt ........................      10    --           74      --        --        --            --         --
  Restricted stock bonus ........     241    --        1,441      --        --        --            --         --
  Purchase of treasury
    shares ......................      --    --           --    (393)   (4,761)       --            --         --
                                   ------   ---     --------    ----   -------     -----      --------      -----
BALANCES, December 31, 1999 .....  21,708   $20     $213,728    (620)  $(7,241)    $(654)     $ 25,737      $(361)
                                   ======   ===     ========    ====   =======     =====      ========     ======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                           1999         1998           1997
                                                                         --------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................  $ 22,357      $ 16,268      $  11,226
  Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization .....................................    16,463        13,132         11,199
    Provision for uncollectible accounts ..............................     2,515         2,898          2,726
    Amortization of debt discount .....................................       241           431            392
    Reversal of restructuring charges .................................    (1,552)           --             --
    Minority interest in income of subsidiaries .......................       850           780            424
    Distributions to minority interest partners .......................      (926)         (627)          (424)
    Increase in accounts receivable, net ..............................    (5,535)       (3,749)        (3,176)
    Decrease (increase) in inventory ..................................      (347)         (242)           201
    Decrease (increase) in prepaid income taxes .......................     1,054           594         (3,497)
    Decrease (increase) in prepaid expenses and other .................      (414)       (1,061)           655
    Decrease (increase) in deferred income tax asset ..................      (102)       (1,043)           615
    Increase (decrease) in  accounts payable and accrued liabilities ..       169        (4,872)         1,147
    Increase (decrease) in deferred income tax liability ..............     3,694         4,614          1,186
                                                                         --------      --------      ---------
    Net cash provided by operating activities .........................    38,467        27,123         22,674
                                                                         --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions, net of cash acquired .......................   (20,320)      (21,378)       (28,988)
    Property and equipment additions, net .............................   (21,803)      (11,678)        (7,241)
    Investments in marketable securities ..............................   (58,258)      (44,902)      (102,363)
    Proceeds from sales or maturities of marketable securities ........    86,410        62,447        124,298
    Proceeds from the sale of property and equipment ..................       198           239            153
    Capital contribution of minority interest partners ................        --            13            246
    Capital distribution to minority interest partner .................        --            --         (1,318)
    Investment in Veterinary Pet Insurance ............................        --        (4,000)        (1,000)
    Other .............................................................        97          (215)          (155)
                                                                         --------      --------      ---------
    Net cash used in investing activities .............................   (13,676)      (19,474)       (16,368)
                                                                         --------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term obligations and notes payable ..............   (18,922)      (20,591)       (16,198)
    Proceeds from issuance of common stock under stock option plans ...       535         2,037          1,909
    Purchase of treasury stock ........................................    (4,761)           --         (1,756)
                                                                         --------      --------      ---------
    Net cash used in financing activities .............................   (23,148)      (18,554)       (16,045)
                                                                         --------      --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................     1,643       (10,905)        (9,739)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................     8,977        19,882         29,621
                                                                         --------      --------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................  $ 10,620      $  8,977      $  19,882
                                                                         ========      ========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (CONTINUED)
                                 (IN THOUSANDS)


                                                             1999          1998          1997
                                                           --------      --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid .........................................  $ 10,517      $ 11,301      $ 10,900
  Income taxes paid .....................................     9,603        10,944         9,664

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  In connection with acquisitions, assets acquired
    and liabilities assumed were as follows:
    Fair value of assets acquired .......................  $ 53,209      $ 30,740      $ 72,331
    Less consideration given:
      Cash paid and acquisition costs ...................   (19,497)      (20,255)      (28,880)
      Cash paid in settlement of assumed liabilities ....      (517)         (812)         (108)
      Common stock issued ...............................    (8,828)       (3,100)       (2,122)
                                                           --------      --------      --------
    Liabilities assumed including notes payable issued ..  $ 24,367      $  6,573      $ 41,221
                                                           ========      ========      ========


              The accompanying notes are an integral part of these
                      consolidated financial statements.56

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

        In 1993, the Company began to expand the scope of its operations by launching into the veterinary diagnostic laboratory and premium pet food markets. The integration of the veterinary care, veterinary diagnostic laboratory and premium pet food markets is the foundation of the Company's business strategy to leverage its access to its primary customers, veterinarians and pet owners. From 1993 through 1995, the Company acquired and integrated into its operations 36 animal hospitals. In 1996, the Company completed two significant acquisitions, which more than doubled the Company's animal hospital operations. Pets' Rx, Inc. ("Pets' Rx") was acquired in June 1996 (16 hospitals) in a business combination accounted for as a pooling of interests, and The Pet Practice, Inc. ("Pet Practice") was acquired in July 1996 (84 hospitals). The Company made these acquisitions in order to promote the growth of the Company's hospital network, broaden the geographic scope of the Company's operations, and to take advantage of synergies that the Company believes exist between its business lines. In addition to the two significant 1996 acquisitions, the Company has purchased 85 animal hospitals in the four years ended December 31, 1999. At December 31, 1999, the Company owned or operated 194 animal hospitals, throughout 28 states, as detailed in the following tables:

        Western States            Central States          Eastern States
        --------------            --------------          --------------
        Alaska          4         Illinois      15        Connecticut         2
        Arizona         1         Indiana        7        Delaware            3
        California     40         Michigan      12        Florida            18
        Colorado        2         Missouri       1        Georgia             1
        Hawaii          1         Nebraska       1        Maryland            8
        Nevada          6         Ohio           5        Massachusetts       7
        New Mexico      3                                 New Jersey          9
        Texas           9                                 New York           18
        Utah            2                                 North Carolina      2
                                                          Pennsylvania       10
                                                          South Carolina      1
                                                          Virginia            5
                                                          West Virginia       1
                       --                       --                           --
        Totals         68                       41                           85
                       ==                       ==                           ==

        In 1994, the Company expanded its veterinary diagnostic laboratory operations by acquiring a 70% interest in Professional Animal Laboratory ("PAL"). In 1995, the Company acquired the remaining 30% of PAL. Also in 1995, the Company acquired a 51% interest in Vet Research Laboratories, LLC ("Vet Research"), and acquired three smaller regional veterinary diagnostic laboratories. The Company's laboratory operations continued to grow with the acquisition of Southwest Veterinary Diagnostics Laboratory, Inc. ("Southwest") in 1996. Throughout 1996 and 1997, an additional eight laboratories were acquired, as well as the remaining 49% interest in Vet Research in January 1997. In February 1998, the Company acquired certain assets of the veterinary diagnostic laboratory business of Laboratory Corporation of America Holdings ("LabCorp") for $10.9 million. This purchase from LabCorp has enhanced the Company's laboratory operations' presence in the Midwest and East coast and helped in the growth of the Test Express laboratory business. Test Express is a component of the Company's laboratory operations that utilizes Federal Express to pick-up lab specimens from clients in remote areas. In 1999, the Company continued to expand its veterinary diagnostic laboratory operations by acquiring two additional laboratories, which were merged into existing VCA facilities upon acquisition. At December 31, 1999, the Company's network of veterinary diagnostic laboratories consisted of 13 full-service laboratories located throughout the country.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. Significant intercompany transactions and balances have been eliminated.

        The Company provides management services to certain professional corporation ("PCs") in states with laws that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing veterinary services through the direct employment of veterinarians. As of December 31, 1999, the Company has established operations in six of such states that it believes comply in all material respects with applicable laws. In these states, the Company has long-term management agreements ("Management Agreements") with PCs, ranging from 10 to 40 years with non-binding renewal options available. The PCs are owned by veterinarians who provide veterinary medical services at the animal hospitals located in their particular state. Pursuant to the Management Agreements, the PCs are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following: (i) day-to-day financial and administrative supervision and management; (ii) non-veterinarian personnel needed to operate and support the animal hospital;
(iii) maintenance of patient records; (iv) recruitment of veterinary staff; (v) marketing; and (vi) malpractice and general insurance. As compensation for these services, the Company receives a monthly management fee. The amount of such fees are not specifically defined in the Management Agreements. In most instances, the PCs receive a salary for its services, and the Company enjoys the risks and rewards related to the overall profitability of the animal hospital. The Company has adopted EITF 97-2 and has not met the requirements to consolidate 44 animal hospitals it manages. Management fees received pursuant to the Management Agreements are included in revenues. The Company's financial statements for the years ended December 31, 1998 and 1997 have been restated to conform to the 1999 presentation.

b.      Cash and Cash Equivalents

        For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments to be cash equivalents.

        Cash and cash equivalents at December 31 consisted of (in thousands):

                                                        1999        1998
                                                       -------     ------
             Cash....................................  $ 8,160     $5,526
             Money market funds......................    2,460      3,451
                                                       -------     ------
                                                       $10,620     $8,977
                                                       =======     ======

c.      Marketable Securities

        All marketable securities are classified as available for sale and are recorded at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Marketable securities are available to support current operations and acquisitions. The following table details specific characteristics of the Company's investment portfolio at December 31 (in thousands):

                         Portfolio Composition
                     ------------------------------       Gross        Gross
                     High Quality   Higher Yielding     Unrealized   Unrealized
                      Short-term      Short-term          Losses       Gains
                     ------------   ---------------     ----------   ----------
           1999           57%             43%              $361         $--
           1998           90%             10%              $468         $--

        There were no significant realized gains or losses for the years ended December 31, 1999 and 1998. Additionally, $325,000 and $402,000 in unrealized losses were recognized for the years ended December 31, 1999 and 1998, respectively. These losses resulted from management's determination that impairments on certain investments may not be recoverable. The Company considers gain or losses based on the specific identification method.

        Marketable securities at fair market value at December 31, consisted of (in thousands):

                                                              1999       1998
                                                             ------     -------
             Corporate bonds .............................   $  522     $ 4,918
             Mutual funds - municipalities................    2,005      20,178
             Municipal bonds..............................      203         623
             Short-term notes.............................      306       1,530
             Mutual funds - taxable auction securities....       --       2,804
             Preferred stock .............................       --         865
             Mutual funds - corporate bonds...............    2,277       2,440
                                                             ------     -------
                                                             $5,313     $33,358
                                                             ======     =======

        Investments in marketable securities were $58,258,000, $44,902,000 and $102,363,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Gross proceeds on sales and maturities of marketable securities were $86,410,000, $62,447,000 and $124,298,000 for the years ended December 31, 1999,
1998 and 1997, respectively. As of December 31, 1999, maturity dates for corporate bonds, municipal bonds and short-term notes were June 28, 2000, July 1, 2020 and June 30, 2000, respectively.

d.      Inventory

        Inventory is valued at the lower of cost or market using the first-in, first-out method.

e.      Notes Receivable

        Notes receivable are not market traded financial instruments. The amounts recorded approximate fair value, and are shown net of valuation allowances of $270,000 and $125,000 as of December 31, 1999 and 1998, respectively. The notes bear interest at rates varying from 7% to 9% per annum.

f.      Property and Equipment

        Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

        Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

        Buildings and improvements.....................                      5 to 30 years
        Leasehold improvements.........................   Lesser of lease term or 15 years
        Furniture and equipment........................                       5 to 7 years
        Property held under capital leases.............                      5 to 30 years

       Property and equipment at December 31, consisted of (in thousands):

                                                                 1999         1998
                                                               --------     --------
       Land..................................................  $ 14,423     $ 10,976
       Building and improvements.............................    24,615       19,005
       Leasehold improvements................................    13,428        8,095
       Construction in progress..............................     4,479        1,853
       Furniture and equipment...............................    35,206       24,261
       Equipment held under capital leases...................     1,552        1,552
                                                               --------     --------
       Total fixed assets....................................    93,703       65,742
       Less -- Accumulated depreciation and amortization.....   (23,367)     (15,602)
                                                               --------     --------
                                                               $ 70,336     $ 50,140
                                                               ========     ========

        Accumulated depreciation on equipment held under capital leases amounted to $1,162,000 and $946,000 at December 31, 1999 and 1998, respectively.

g.      Goodwill and Other Intangible Assets

        Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired. Goodwill is amortized on a straight-line basis over the expected period to be benefited, not exceeding 40 years.

        The Company continually evaluates whether events, circumstances or net losses on the entity level have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related facility's undiscounted, tax adjusted net income over the remaining life of the goodwill to measure whether the goodwill is recoverable. If it is determined that goodwill on a given entity is partially or totally unrecoverable, losses will be recognized to the extent that projected aggregate tax adjusted net income over the life of the goodwill does not cover the goodwill balance at the date of impairment.

        Other intangible assets principally include covenants not to compete. The value assigned to the covenants not to compete is amortized on a straight-line basis over the term of the agreements (principally 5 to 10 years).

        Accumulated amortization of goodwill and covenants not to compete at December 31, 1999 was $37,792,000 and $7,761,000, respectively. Accumulated amortization of goodwill and covenants not to compete at December 31, 1998 was $30,315,000 and $6,577,000, respectively.

h.      Investment in Veterinary Pet Insurance

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc. ("VPI"), a provider of pet health insurance in the United States. The Company accounts for this investment on a cost basis. The Company periodically evaluates this investment for potential impairment of value and has determined that fair market value of the initial investments has not been impaired as of December 31, 1999.

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

j.      Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k.      Recent Accounting Pronouncements

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 in the first quarter of 1999 did not have a material effect on the Company's financial position or its results of operations.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as per the issuance of SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet assessed the impact of the adoption of SFAS 133.

        On October 25, 1999, the FASB's Emerging Issues Task Force ("EITF") reached consensus in Issue 99-15, "Accounting for Decreases in Deferred Tax Asset Valuation Allowances Established in a Purchase Business Combination as a Result of a Change in Tax Regulations" ("Issue No. 99-15"). Issue No. 99-15 is the EITF's response to the Internal Revenue Service's June 25, 1999 ruling, as stated in Treasury Regulation 1.1502-21, reducing the requirements for using certain net operating loss carryovers and carrybacks ("NOLs"). As a result, the Company recorded a deferred tax benefit during the year ended December 31, 1999 equal to $2,102,000. In the future, the Company will continue to evaluate its NOLs based on the above rulings and future circumstances.

l.      Reclassifications

        Certain 1998 and 1997 balances have been reclassified to conform with the 1999 financial statement presentation.

m.      Revenue

        Revenue is recognized only after the following criteria are met: there exists adequate evidence of the transactions, delivery of goods has occurred or services have been rendered, the price is not contingent on future activity and collectibility is reasonably assured.

n.      Related Party Transactions

        As part of an often-used acquisition strategy, the Company hires the selling doctor upon sale of their practice. The Company issues notes payable as a component of the purchase price and the Company may lease facilities from the selling doctor. These arrangements are negotiated, arm's-length transactions that take place as part of the acquisition process before the doctor is hired. These arrangements are not contingent upon the current or future employment of the doctors.

3.      ACQUISITIONS

        During 1999, the Company purchased 24 animal hospitals and two veterinary diagnostic laboratories all of which were accounted for as purchases. Five of the acquired animal hospitals and both laboratories were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $24,240,000, consisting of $10,394,000 in cash and acquisition costs, $12,402,000 in debt, 70,712 shares of common stock of the Company with a value of $1,075,000, and the assumption of liabilities totaling $369,000. The aggregated purchase price was allocated as follows: $1,930,000 to tangible assets, $21,351,000 to goodwill and $959,000 to other intangibles.

        In addition, on April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH") for a total consideration (including acquisition costs) of $28,969,000, consisting of 517,585 shares of VCA common stock, with a value at the date of acquisition of $7,753,000, $9,103,000 in cash and acquisition costs, $1,192,000 in notes payable and the assumption of $10,921,000 in liabilities. AAH operated 15 animal hospitals located in New York and New Jersey. The acquisition of AAH was accounted for as a purchase. The purchase price, subject to final valuation of fixed assets, has been allocated as follows: $6,340,000 to tangible assets and $22,629,000 to goodwill and other intangibles.

        During 1998, the Company purchased 11 animal hospitals and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $30,740,000, consisting of $20,255,000 in cash, $6,482,000 in debt, 171,564 shares of VCA common stock with a value of $3,100,000, and the assumption of liabilities totaling $903,000. The $30,740,000 aggregate purchase price was allocated $6,156,000 to tangible assets, $23,395,000 to goodwill and $1,189,000 to other intangible assets.

        In January 1997, the Company acquired the remaining 49% interest in the Vet Research joint venture for a price as computed in accordance with the operating agreement, amounting to $18,703,000 in cash and a $29,002,000 note, payable in quarterly installments over six years. During 1997, the Company purchased 15 animal hospitals and three veterinary diagnostic laboratories for an aggregate consideration (including acquisition costs) of $22,198,000, consisting of $9,358,000 in cash, $10,531,000 in debt, 155,924 shares of VCA common stock with a value of $1,900,000, and the assumption of liabilities totaling $409,000. The $69,903,000 aggregate purchase price was allocated $5,099,000 to tangible assets, $64,012,000 to goodwill and $792,000 to other intangible assets.

        The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 1999 and 1998 acquisitions occurred at January 1, 1998. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

                                                   For the Years Ended December 31,
                                               (In thousands, except per share amounts)
                                                              (Unaudited)
                                                          1999          1998
                                                        --------      --------
        Revenues.....................................   $338,704      $329,828
        Net income...................................   $ 22,339      $ 17,541
        Diluted earnings per share...................   $   1.02      $   0.80

        Shares used for computing diluted
            earnings per share.......................     21,985        21,940

        Certain purchase agreements also provide for contingent earn-out arrangements. When the contingency is resolved and the additional consideration is distributable, the Company records the current fair value of such consideration issued or issuable as an additional cost of the acquired company. The additional costs of affected assets, usually goodwill, are amortized over the remaining life of the asset.

4.      JOINT VENTURES AND INVESTMENT

        In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period. Consulting and management fees earned under this agreement are included in revenues and amounted to $5.1 million, $5.1 million and $4.7 million, for the years ended December 31, 1999, 1998 and 1997, respectively. The Company will cease to earn these consulting fees on February 1, 2000. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the joint venture at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the Select Balance or Select Care brand (the "annual sales") less $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the joint venture at a purchase price equal to 49.5% of 1.3 times the annual sales plus $4.5 million. Effective February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

        In December 1997 and January 1998, the Company made a combined $5 million strategic investment in Veterinary Pet Insurance, Inc. (VPI), the largest provider of pet health insurance in the United States. The Company accounts for this investment using the cost method. The Company sold its investment in VPI and received $8.25 million in cash in February 2000 resulting in a one-time gain of approximately $3.25 million.

5.      LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following at December 31 (in thousands):

                                                                               1999        1998
                                                                             --------    --------
Mortgage debt       Notes payable and other obligations, various
                    maturities through 2008, secured by land and
                    buildings of certain subsidiaries, various
                    interest rates ranging from 7.0% to 9.0% with a
                    weighted average of 8.3% and 7.6% at December
                    31, 1999 and 1998, respectively....................      $  3,212    $  1,961

Secured debt        Notes payable and other obligations, various
                    maturities through 2014, secured by assets and
                    stock of certain subsidiaries, various interest
                    rates ranging from 5.3% to 12.0% with a weighted
                    average of 7.8% both at December 31, 1999 and
                    1998...............................................        69,213      69,964

Convertible debt    Notes payable, convertible into VCA common stock
                    at prices ranging from $7.00 to $15.00 per
                    share, due through 2013, secured by stock of
                    certain subsidiaries at interests rates ranging
                    from 7.0% to 10.0% with a weighted average of
                    9.7% and 8.3% at December 31, 1999 and 1998,
                    respectively.......................................         1,803         816

Unsecured debt      Notes payable, various maturities through 2004,
                    adjustable interest rates of 6.2% and fixed
                    interest rates ranging from 7.0% to 12.0% with a
                    weighted average of 6.4% and 6.1% at December
                    31, 1999 and 1998, respectively....................         2,982       2,843

Debentures          Convertible subordinated 5.25% debentures, due
                    in 2006, convertible into approximately 2.5
                    million shares of VCA common stock at $34.35 per
                    share..............................................        84,385      84,385
                                                                             --------    --------

                    Total debt obligations.............................       161,595     159,969
                    Capital lease obligations..........................           187         306
                    Less - unamortized discount........................          (247)       (488)
                                                                             --------    --------
                                                                              161,535     159,787
                    Less--current portion..............................       (21,901)    (17,431)
                                                                             --------    --------
                                                                             $139,634    $142,356
                                                                             ========    ========


        The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1999 are presented below (in thousands):

                  2000...........................................   $ 21,901
                  2001...........................................     17,466
                  2002...........................................     16,467
                  2003...........................................      8,574
                  2004...........................................      4,027
                  Thereafter.....................................     93,100
                                                                    --------
                                                                    $161,535
                                                                    ========

        The convertible subordinated debentures may be redeemed at the option of the Company in whole or in part at any time after May 15, 1999 at 103%, after May 15, 2000 at 102%, after May 15, 2001 at 101% and after May 15, 2002 at 100%.

        Certain acquisition debt of the Company included above and amounting to $72,425,000 and $71,925,000 at December 31, 1999 and 1998, respectively, is non-recourse debt secured solely by the assets or the stock of the veterinary hospital acquired under security arrangements whereby the creditor's sole remedy in the event of default is the contractual right to take possession of the entire veterinary hospital regardless of the outstanding indebtedness at the time of default.

        The following disclosure of the estimated fair value of the Company's debt at December 31, 1999 is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimates of fair value, and the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                                                         (in thousands)
                                                      Carrying     Fair
                                                       Amount      Value
                                                      --------    --------
       Fixed-rate long-term debt.................     $159,985    $121,182
       Variable-rate long-term debt..............        1,363       1,363

        The estimated fair value of the Company's fixed-rate long-term debt is based on market value or prime plus an estimated spread at December 31, 1999 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

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

        The Company's Certificate of Incorporation initially authorized 1,000,000 shares of preferred stock. At the 1998 Annual Meeting, the stockholders approved an amendment to the Certificate of Incorporation to increase the authorized number of shares of preferred stock to 2,000,000. The rights, preferences and privileges of the preferred stock are to be determined by the board of directors and do not require stockholder approval. During 1997, 583,333 shares held by HPP were converted into common stock. At December 31, 1999, 1,016,667 of the shares of preferred stock are authorized and remain unreserved and unissued.

7.      COMMON STOCK

        During 1999, the Company issued 588,297 shares of its common stock valued at $8,828,000, the fair market value at the date of commitment, as a portion of the consideration for certain acquisitions.

        At December 31, 1999, the Company held two notes receivable with balances totaling $654,000 from certain management stockholders of the Company. These notes arose from transactions whereby the Company loaned funds to the management stockholders to purchase an aggregate of 182,666 shares of the Company's common stock. These notes, which bear interest at 6.1% per annum, mature on January 22, 2001. The receivables are shown in the accompanying consolidated balance sheets as a reduction of stockholders' equity.

        During 1999, the Company repurchased 393,346 shares of its common stock for $4,761,000.

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

        In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 recommends changes in accounting for employee stock-based compensation plans and requires certain disclosures with respect to these plans. SFAS 123 disclosures have been adopted by the Company effective January 1, 1996.

        Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                             1999         1998         1997
                                            -------      -------      -------
      Net income:
        As reported                         $22,357      $16,268      $11,226
        Pro forma                            19,214       12,040        8,276

      Diluted earnings per share:
        As reported                         $  1.02      $  0.74      $  0.53
        Pro forma                              0.87         0.55         0.42

        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1999          1998         1997
                                                          -----         -----        -----
        Risk free interest rate                             5.8%          5.0%         6.4%
        Dividend yield                                        0%            0%           0%
        Expected volatility                                54.2%         64.5%        60.6%
        Weighted fair value average                       $7.97         $9.25        $6.85
        Expected option life (years)                          7             7            7

        Under the provisions of the Company's non-qualified and incentive stock option plans for officers and key employees, 1,789,281 shares of common stock were reserved for issuance at December 31, 1999. The options become exercisable over a two to five-year period, commencing at the date of grant or one year from the date of grant depending on the option. All options expire 10 years from the date of grant. The prices of all options granted were greater than or equal to the fair market value at the date of the grant.

        In addition to the options granted under VCA's stock option plans, the Company had 2,030,333 options outstanding at December 31, 1999 and 1998, to certain members of the board of directors and to the previous owners of certain acquired companies. During 1997, the Company granted to certain officers of the Company

2,025,000 options with an exercise price of $10.25 per share. The options vest in 60 equal monthly installments commencing in September 1997.

        The table below summarizes the transactions in the Company's stock option plans (in thousands, except per share amounts):

                                                      1999      1998      1997
                                                      -----     -----     -----
       Options outstanding at beginning of year       3,821     3,584     1,739
       Granted                                          166       485     2,171
       Exercised                                        (50)     (194      (278)
       Canceled                                        (117)      (54)      (48)
                                                      -----     -----     -----
       Options outstanding at end of year
          ($3.25 to $36.79 per share)                 3,820     3,821     3,584
                                                      =====     =====     =====

       Exercisable at end of year                     2,031     1,674     1,318
                                                      =====     =====     =====

        The following table summarizes information about certain options in the stock option plans outstanding (in thousands except weighted average) as of December 31, 1999 in accordance with SFAS 123:

                            Options Outstanding                              Options Exerciseable
  --------------------------------------------------------------------   -----------------------------
                                      Weighted Avg.
     Range of             Number        Remaining       Weighted Avg.      Number       Weighted Avg.
  Exercise Price       Outstanding   Contractual Life   Exercise Price   Exerciseable   Exercise Price
  --------------       -----------   ----------------   --------------   ------------   --------------
Less than $9.00             237            4.98            $ 4.98             237          $ 4.98
$9.00 to $19.00           3,551            7.05             10.79           1,792           10.44
Greater than $19.00          24            8.84             27.71               2           30.00
                          -----                                             -----
                          3,812                                             2,031
                          =====                                             =====

9.      COMMITMENTS AND CONTINGENCIES

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

        The future minimum lease payments on operating leases at December 31, 1999, including renewal option periods, are as follows (in thousands):

       2000.....................................................   $ 10,452
       2001.....................................................     10,453
       2002.....................................................     10,399
       2003.....................................................     10,287
       2004.....................................................     10,159
       Thereafter...............................................    107,343
                                                                   --------
                                                                   $159,093
                                                                   ========

        Rent expense totaled $10,397,000, $9,122,000 and $8,624,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Rental income totaled $310,000, $203,000 and $235,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

        In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby additional shares of the Company's common stock and cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years, as set forth in the respective agreements ("Earn-Out Payments"). The number of shares of common stock and cash to be issued cannot be determined until the earn-out periods expire and the attainment of criteria is established. Earn-Out Payments in 1999 amounted to approximately $326,000, consisting entirely of cash. Earn-Out Payments in 1998 amounted to approximately $358,000, consisting of $311,000 in cash and 2,394 shares of common stock valued on the date of issuance at $47,000. If the specified financial criteria is attained in the future, but not exceeded, the Company will be obligated to make cash payments of approximately $372,000 over the next two years.

        The Company has employment agreements with three officers of the Company which currently expire on December 31, 2002. Each of the agreements provide for annual compensation (subject to upward adjustment) which aggregated $816,000 for the year ended December 31, 1999.

10.     CALCULATION OF PER SHARE AMOUNTS

        A reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") for each of the three years in the period ended December 31, 1999 follows (amounts shown in thousands, except earnings per share):

                                            For the Year Ended December 31, 1999
                                            ------------------------------------
                                                                    Per Share
                                               Income     Shares     Amount
                                               -------    -------    ------
        Basic EPS
          Net income                           $22,357     21,063    $ 1.06
                                                                     ======

        Effect of dilutive securities
          Stock options                             --        922
                                               -------    -------
        Diluted EPS                            $22,357     21,985    $ 1.02
                                               =======    =======    ======

                                            For the Year Ended December 31, 1998
                                            ------------------------------------
                                                                    Per Share
                                               Income     Shares     Amount
                                               -------    -------    ------
        Basic EPS
          Net income                           $16,268     20,350    $ 0.80
                                                                     ======

        Effect of dilutive securities
          Convertible preferred stock               --         --
          Stock options                             --      1,545
          Stock guarantees                          13         20
          Convertible debt                          --         25
                                               -------    -------
        Diluted EPS                            $16,281     21,940    $ 0.74
                                               =======    =======    ======

                                            For the Year Ended December 31, 1997
                                            ------------------------------------
                                                                    Per Share
                                               Income     Shares     Amount
                                               -------    -------    ------
        Basic EPS
          Net income                           $11,226     19,626    $ 0.57
                                                                     ======

        Effect of dilutive securities
          Convertible preferred stock               --        451
          Stock options                             --        688
          Stock guarantees                          13         25
          Convertible debt                          --        223
                                               -------    -------
        Diluted EPS                            $11,239     21,013    $ 0.53
                                               =======    =======    ======

        During 1999 and 1998, $84,385,000 of 5.25% convertible debentures, convertible into 2,456,623 shares of common stock, were outstanding but were not included in the computation of Diluted EPS because conversion would have an antidilutive effect on Diluted EPS.

11.     INCOME TAXES

        The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):

                                              1999       1998       1997
                                             -------    -------    ------
         Federal:
           Current.........................  $10,161    $ 8,064    $5,952
           Deferred........................      515      2,080     1,534
                                             -------    -------    ------
                                              10,676     10,144     7,486
                                             -------    -------    ------
         State:
           Current.........................    2,850      2,157     1,594
           Deferred .......................      834        653       267
                                             -------    -------    ------
                                               3,684      2,810     1,861
                                             -------    -------    ------
                                             $14,360    $12,954    $9,347
                                             =======    =======    ======

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

        The net deferred tax asset (liability) at December 31 is comprised of (in thousands):

                                                          1999          1998
                                                         -------       -------
         Current deferred tax assets (liabilities):
            Accounts receivable........................  $ 2,782       $ 2,827
            State taxes................................     (457)         (988)
            Other liabilities and reserves.............    2,347         2,393
            Start-up costs.............................       66            66
         Restructuring charges.........................      815         1,069
            Other assets...............................     (299)         (216)
            Inventory..................................      817           818
            Valuation allowance........................   (1,858)       (1,858)
                                                         -------       -------
               Total current deferred tax asset, net...  $ 4,213       $ 4,111
                                                         =======       =======


                                                                   1999       1998
                                                                  -------    -------
         Non-current deferred tax (liabilities) assets:
            Net operating loss carryforwards...................   $ 5,704    $ 7,996
            Write-down of assets...............................     1,433      1,479
            Start-up costs.....................................       300        298
            Other assets.......................................       445        293
         Intangible assets.....................................    (9,204)    (5,414)
            Property and equipment.............................    (1,267)    (1,131)
            Unrealized loss on investments.....................       355        191
            Valuation allowance................................    (4,421)    (9,512)
                                                                  -------    -------
               Total non-current deferred tax liability, net...   $(6,655)   $(5,800)
                                                                  =======    =======

        At December 31, 1999, the Company has federal net operating loss ("NOL") carryforwards of approximately $15,323,000, comprised principally of NOL carryforwards acquired in the Pets' Rx and Pet Practice mergers. These NOL carryforwards expire at various dates through 2010.

        Under the Tax Reform Act of 1986, the utilization of NOL carryforwards to reduce taxable income will be restricted under certain circumstances. Events which cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Management believes that the Pets' Rx and Pet Practice mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries' NOL carryforwards as well as certain acquisition related expenditures where the realization of this deduction is uncertain at this time.

        As a result of a favorable change in the U.S. Tax regulations with respect to limitations on the use of NOL carryforwards, the Company reduced its valuation allowance by $5,091,000; $2,102,000 of income was recorded as Income Tax Adjustment in the accompanying 1999 Income Statement, and the remainder was recorded as a reduction of goodwill.

        A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate for the years ended December 31, is as follows:

                                                                     1999       1998      1997
                                                                     ----       ----      ----
       Federal income tax at statutory rate......................     35%        35%       35%
       Effect of amortization of goodwill........................      4          3         4
       State taxes, net of federal benefit.......................      7          6         6
       Tax exempt income.........................................     (1)        (1)       (1)
       Change in valuation allowance associated with utilization
         of NOL, certain write-down of assets, restructuring
         and acquisition related costs...........................     (6)        --        --
       Other.....................................................     --          1         1
                                                                     ---        ---       ---
                                                                      39%        44%       45%
                                                                     ===        ===       ===

12.     401(k) PLAN

        During 1992, the Company established a voluntary retirement plan under
Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees, those with at least six months of employment with the Company, and provides for annual matching contributions by the Company at the discretion of the Company's board of directors. In 1999, 1998 and 1997, the Company provided a total matching contribution approximating $353,000, $942,000 and $496,000, respectively.

13.     RESTRUCTURING AND ASSET WRITE-DOWN

        During 1996, the Company adopted and implemented a restructuring plan (the "1996 Plan") and recorded a restructuring charge of $5,701,000 and an asset write-down charge of $9,512,000. The major components of the 1996 Plan included:
(1) the termination of leases, the write-down of intangibles, property and equipment, and employee terminations in connection with the closure, sale or consolidation of 12 animal hospitals; (2) the termination of contracts and leases, the write-down of certain property and equipment, and the termination of employees in connection with the restructuring of the Company's laboratory operations; and (3) contract terminations and write-down of assets in connection with the migration to common communications and computer systems. Collectively, the 12 hospitals had aggregate revenue of $6,814,000 and net operating loss of $350,000 for the year ended December 31, 1996. The restructuring of the laboratory operations consisted primarily of: (i) plans to relocate the Company's facility in Indiana to Chicago; (ii) the downsizing of its Arizona operations; (iii) the standardization of laboratory and testing methods throughout all the Company's laboratories, resulting in the write-down of equipment that will no longer be utilized; and (iv) the shut-down of another of its facilities in the Midwest.

During 1999, pursuant to the 1996 Plan, the Company incurred the following:

(a) Cash expenditures of $345,000 for lease and other contractual obligations.

(b) Non-cash asset write-downs of $157,000, primarily pertaining to hospitals previously closed and to the Company's shut-down of certain computer systems.

(c) The Company recognized a $321,000 favorable settlement related to a laboratory operations' contract that was terminated as part of the 1996 Plan.

(d) During the fourth quarter of 1999, the Company was released from its contractual obligation pertaining to certain facility leases for hospitals that were sold in 1997. In addition, the Company reached a favorable settlement on contractual obligations pertaining to its migration to common communications and computer systems, a component of the 1996 Plan. As a result of these two favorable outcomes, the Company reversed $889,000 of restructuring charges.

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

        As of December 31, 1999, all phases of the 1996 Plan were complete and no restructuring reserves remain on the Company's balance sheet.

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

        During 1999, the actions taken pursuant to the 1997 Plan were as follows:

        (a) The Company sold one hospital resulting in cash expenditures of $2,000 and non-cash asset write-downs of $64,000.

        (b) The Company closed three hospitals resulting in cash expenditures of $4,000 and non-cash asset write-downs of $53,000.

        (c) The Company incurred cash expenditures of $71,000 for lease and other contractual obligations.

        (d) The Company recorded an additional $28,000 non-cash asset write-down pertaining to a hospital previously closed.

        (e) During the fourth quarter of 1999 the Company reached favorable outcomes from the sale and/or closure of the hospitals noted in (a) and (b) above. As a result the Company reversed $663,000 of restructuring charges.

        During 1998, the Company closed three animal hospitals pursuant to the 1997 Plan, resulting in the write-off of $299,000 of property and equipment and cash expenditures of $81,000 for lease obligations and closing costs. Also during 1998, the Company determined that five of the animal hospitals that were to be sold as part of the 1997 Plan would be kept due to their improved performance.

        During 1997, the Company, as part of the 1997 Plan, recorded $466,000 of non-cash asset write-downs, consisting primarily of a write-down of intangibles.

        At December 31, 1999, $343,000 of the restructuring reserve from the 1997 Plan remains on the Company's balance sheet, consisting primarily of lease and other contractual obligations. All significant phases of the 1997 Plan have been completed as of December 31, 1999, although certain lease obligations will continue through 2005.

        The following tables summarize the activity in the Company's restructuring reserves (in thousands):

                                  The 1996 Plan

                                                                             Cash      Non-Cash
                                                                            Charges     Charges     Total
                                                                            -------    --------     ------
Balance, December 31, 1997..............................................    $2,635      $ 377       $3,012
   Cash  expenditures for lease and other contractual obligations ......      (989)        --         (989)
   Non-cash net assets write-downs .....................................        --       (632)        (632)
   Reclassifications ...................................................      (255)       255           --
                                                                            ------      -----       ------
Balance, December 31, 1998..............................................     1,391         --        1,391
   Cash expenditures for lease and other contractual obligations .......      (345)        --         (345)
   Non-cash net asset write-downs ......................................        --       (157)        (157)
   Reclassifications ...................................................      (157)       157           --
   Reversal of restructuring reserves...................................      (889)        --         (889)
                                                                            ------      -----       ------
Balance, December 31, 1999..............................................    $   --      $  --       $   --
                                                                            ======      =====       ======

                                  The 1997 Plan

                                                                             Cash      Non-Cash
                                                                            Charges     Charges     Total
                                                                            -------    --------     ------
 Balance, December 31, 1997.............................................    $  842      $ 766       $1,608
   Cash expenditures for lease and other contractual obligations........       (81)        --          (81)
   Non-cash net assets write-downs .....................................        --       (299)        (299)
   Reclassifications....................................................       105       (105)          --
                                                                            ------      -----       ------
Balance, December 31, 1998..............................................       866        362        1,228
   Cash expenditures for lease and other contractual obligations .......       (77)        --          (77)
   Non-cash net asset write-downs ......................................        --       (145)        (145)
   Reversal of restructuring reserves...................................      (446)      (217)        (663)
                                                                            ------      -----       ------
Balance, December 31, 1999..............................................    $ (343)     $  --       $ (343)
                                                                            ======      =====       ======

14.     LINES OF BUSINESS

        During the three years ending December 31, 1999 the Company had four reportable segments: Animal Hospitals, Laboratories, Premium Pet Food and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospitals segment provides veterinary services for companion animals and sells related retail products. The Laboratories segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Premium Pet Food segment manufactures and sells premium pet food both to independent third parties and to the Company's animal hospitals. Commencing February 1, 1997, the day-to-day management of the Premium Pet Food segment was assumed by HPP, and the Company no longer reports the results of operations for this segment on a consolidated basis. Corporate provides selling, general and administrative support for the other segments. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

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

        The following is a summary of certain financial data for each of the four segments (in thousands):


                                                                                               Inter-Segment
                                               Animal                   Premium                    Sales
                                              Hospitals  Laboratories   Pet Food    Corporate   Eliminations     Total
                                              ---------  ------------   --------    ---------  --------------   --------
        1999
        Revenues ............................ $223,088     $103,282     $    --     $     --      $(5,810)     $320,560
        Operating income (loss) .............   38,547       28,039          --      (19,570)          --        47,016
        Year 2000 remediation costs .........       --           --                   (3,806)                    (3,806)
        Reversal of restructuring charges ...                                          1,873                      1,873
        Depreciation/amortization expense ...   10,472        4,234          --          790           --        15,496
        Identifiable assets .................  280,742      105,224          --       40,534           --       426,500
        Capital expenditures ................   15,970        1,997          --        3,836           --        21,803

        1998
        Revenues ............................ $196,988     $ 89,896     $    --     $     --      $(5,845)     $281,039
        Operating income (loss) .............   33,481       20,141          --      (14,788)          --        38,834
        Depreciation/amortization expense ...    8,488        4,074          --          570           --        13,132
        Identifiable assets .................  226,182      106,217          --       60,484           --       392,883
        Capital expenditures ................    7,450        3,813          --          415           --        11,678

        1997
        Revenues ............................ $170,548     $ 68,997     $ 1,064    $      --      $(4,696)     $235,913
        Operating income (loss) .............   25,027       16,813         156      (13,588)          --        28,408
        Depreciation/amortization expense ...    7,363        3,329          12          495           --        11,199
        Identifiable assets .................  205,653       95,073          --       85,363           --       386,089
        Capital expenditures ................    5,578        1,088          --          575           --         7,241


        Corporate operating loss includes salaries, general and administrative expense for the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Animal Hospitals, Laboratories and Premium Pet Food segments.

        The following is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the consolidated statements of operations.

                                                              1999           1998          1997
                                                             -------        -------       -------
        Total segment operating income after
           eliminations.............................         $47,016        $38,834       $28,408
        Interest income.............................           1,194          2,357         4,182
        Interest expense............................          10,643         11,189        11,593
        Minority interest...........................             850            780           424
                                                             -------        -------       -------
        Income before provision for income taxes....         $36,717        $29,222       $20,573
                                                             =======        =======       =======


15.     SUBSEQUENT EVENTS

        From January 1, 2000 through February 21, 2000, the Company has acquired five animal hospitals, of which two were merged upon acquisition into existing VCA facilities, for an aggregate consideration of $2,715,000, consisting of $1,150,000 in cash, $1,525,000 in debt and the assumption of liabilities totaling $40,000.

        In February 2000, the Company sold its investment in VPI for $8.25 million.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no events or transactions requiring reporting under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Information regarding certain relationships and related party transactions will appear in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by this reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Exhibits:

        See attached exhibit index.

(b)     Financial Statement Schedules:

               Report of Independent Public Accounts

               Schedules for the years ended December 31, 1999, 1998, 1997

        II - Valuation and Qualifying Accounts

        Schedules other than those listed above are omitted since they are not applicable, not required or the information required to be set forth herein is included in the consolidated financial statements or notes thereto.

(c)     Reports on Form 8-K:

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2000.

        VETERINARY CENTERS OF AMERICA, INC.

                                   (Registrant)


                                   By:  /s/ Tomas W. Fuller
                                        ----------------------------------
                                        Tomas W. Fuller

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

Signature                             Title                                Date
---------                             -----                                ----

                                      President, Chief Executive Officer
                                      and Chairman of the Board
                                      (Principal Executive
/s/ Robert L. Antin                   Officer and Director)                March 15, 2000
-----------------------
Robert L. Antin

                                      Senior Vice President,
                                      Chief Operating Officer,
/s/ Arthur J. Antin                   Secretary and Director               March 15, 2000
-----------------------
Arthur J. Antin

                                      Senior Vice President,
/s/ Neil Tauber                       Treasurer and Director               March 15, 2000
-----------------------
Neil Tauber

                                      Vice President,
                                      Chief Financial Officer
                                      and Assistant Secretary
/s/ Tomas W. Fuller                   (Principal Accounting Officer)       March 15, 2000
-----------------------
Tomas W. Fuller


-----------------------               Director
John Heil


/s/ John Chickering                   Director                             March 15, 2000
-----------------------
John Chickering


-----------------------               Director
Dr. Richard Gillespie

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Veterinary Centers of America,
Inc.:

       We have audited in accordance with generally accepted auditing standards in the United States, the consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 21, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP
                                        ARTHUR ANDERSEN LLP



Los Angeles, California
February 21, 2000

                     VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                              Balance at   Charged to
                                              beginning     costs and                            Balance at
                                              of period     expenses    Write-offs   Other(1)   end of period
                                              ----------   ----------   ----------   --------   -------------
Year ended December 31, 1999
  Allowance for uncollectible accounts.....    $6,532        $2,515      $(2,252)     $ 637        $7,432

Year ended December 31, 1998
  Allowance for uncollectible accounts.....     5,128         2,898       (1,831)       337         6,532

Year ended December 31, 1997
  Allowance for uncollectible accounts.....     4,212         2,726       (2,184)       374         5,128


(1) "Other" changes in the allowance for uncollectible accounts include allowances acquired with Animal Hospitals and Laboratories acquisitions.