Form 10-K/A
period 1998-12-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-03-30
CIK 817366

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1



         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10787

                       VETERINARY CENTERS OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       95-4097995
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation  or organization)                      Identification No.)

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
   Yes     X      No         .
       ---------     --------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

   At March 15, 2000, there were outstanding 21,771,726 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($11.81 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $254,913,750. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

     (c)  Reports on Form 8-K:

          None

                                 EXHIBIT INDEX

ITEM NO.     EXHIBIT

3.1          Certificate of Incorporation of Registrant, as amended to date (1)

3.2          Bylaws of Registrant, as currently in effect (2)

4.1          Specimen certificate evidencing Common Stock of Registrant (3)

4.2 Indenture dated as of April 17, 1996 between Veterinary Centers of America, Inc. and the Chase Manhattan Bank, N.A. (4)

4.3 Form of Rights Agreement, dated as of December 30, 1997, between the Corporation and Continental Stock Transfer & Trust Company as Rights Agent (5)

4.4 Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock (5)

4.5          Form of Rights Certificate (5)

10.1 1987 Stock Option Plan of Company and form of Stock Option Agreement used therewith, as amended (6)

10.2 Form of Indemnification Agreement between the Company and its Directors (2)

10.3 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Robert L. Antin and the Company

10.4 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Arthur J. Antin and the Company

10.5 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Neil Tauber and the Company

10.6 Partnership Agreement, dated January 1, 1993, of Specialty Pet Products Partners (6)

10.7 1993 Incentive Stock Plan of the Company and form of Stock Plan Option Agreement used therewith (7)

10.8 First Amendment to Partnership Agreement, dated as of January 11, 1995 by and between HPP Specialty Pet Products Inc. and VCA Specialty Pet Products, Inc. (8)

10.9 Letter Agreement dated September 9, 1996 between VCA Specialty Pet Products, Inc., Veterinary Centers of America, Inc. HPP Specialty Pet Products, Inc. and Heinz Pet Products (9)

10.10 Restructuring Agreement between HPP Specialty Products, Inc., Heinz Pet Products, VCA Specialty Products, Inc. and Veterinary Centers of America, Inc. (9)

10.11        VCA 1996 Stock Incentive Plan (4)

10.12        VCA 1996 Employee Stock Purchase Plan (4)

21.1         Subsidiaries of Registrant

23.1         Consent of Arthur Andersen LLP (10)

27.1         Financial Data Schedule (10)
-------------

(1) Incorporated by reference from Registrant's Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1996

(2) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-40095

(3) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-42504

(4) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-6667

(5) Incorporated by reference from Registrant's Report on Form 8-K filed on January 5, 1998

(6) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1992

(7) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1993

(8) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1994

(9) Incorporated by reference from Registrant's Report on Form 10-K for the year ended December 31, 1996

(10) Incorporated by reference from Registrant's Report on Form 10-K for the year ended December 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2000.

                                          VETERINARY CENTERS OF AMERICA, INC.
                                          (Registrant)


                                          By:  /S/ ROBERT L. ANTIN
                                             -----------------------------------
                                             Robert L. Antin
                                             Its:   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE                          TITLE                                 DATE

                                   President, Chief Executive Officer
                                   and Chairman of the Board
                                   (Principal Executive
/S/ ROBERT L. ANTIN                Officer and Director)                 March 29, 2000
--------------------------------
Robert L. Antin

                                   Senior Vice President,
                                   Chief Operating Officer,
            *                      Secretary and Director                March 29, 2000
--------------------------------
Arthur J. Antin


                                   Senior Vice President,
                   *               Treasurer and Director                March 29, 2000
--------------------------------
Neil Tauber

                                   Vice President,
                                   Chief Financial Officer
                                   and Assistant Secretary
                   *               (Principal Accounting Officer)        March 29, 2000
--------------------------------
Tomas W. Fuller

                                    Director
--------------------------------
John Heil


                   *                Director                             March 29, 2000
--------------------------------
John Chickering


--------------------------------    Director
Dr. Richard Gillespie


*By: /S/ ROBERT L. ANTIN
    --------------------
    Robert L. Antin, Attorney-In-Fact