Form 10-K/A
period 1999-12-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-03-30
CIK 817366

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
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation  or organization)
                          12401 WEST OLYMPIC BOULEVARD
                       LOS ANGELES, CALIFORNIA 90064-1022
              (Address of principal executive offices and zip code)

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
                                             ---     ---

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

     (c)  Reports on Form 8-K:

          None

                                 EXHIBIT INDEX


ITEM NO.    EXHIBIT
-------     -------

3.1         Certificate of Incorporation of Registrant, as amended to date (1)

3.2         Certificate of Amendment of Certificate of Incorporation of
            Registrant

3.3         Bylaws of Registrant, as currently in effect (2)

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

4.5         Form of Rights Certificate (5)

10.1 1987 Stock Option Plan of Company and form of Stock Option Agreement used therewith, as amended (6)

10.2 Form of Indemnification Agreement between the Company and its Directors (2)

10.3 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Robert L. Antin and the Company
            (7)

10.4 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Arthur J. Antin and the Company
            (7)

10.5 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Neil Tauber and the Company (7)

10.6 Letter Agreement dated November 22, 1999, amending the Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Robert J. Antin and the Company

10.7 Letter Agreement dated November 22, 1999, amending the Amended and Restated Employment Agreement made and entered into as of February 1, 1997 by and between Arthur J. Antin and the Company

10.8 Letter Agreement dated November 22, 1999, amending the Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Neil Tauber and the Company

10.9 Agreement made and entered into as of October 13, 1999, by and between Tomas Fuller and the Company

10.10 Partnership Agreement, dated January 1, 1993, of Specialty Pet Products Partners (6)

10.11 1993 Incentive Stock Plan of the Company and form of Stock Plan Option Agreement used therewith (8)

10.12 First Amendment to Partnership Agreement, dated as of January 11, 1995 by and between HPP Specialty Pet Products Inc. and VCA Specialty Pet Products, Inc. (9)

10.13 Letter Agreement dated September 9, 1996 between VCA Specialty Pet Products, Inc., Veterinary Centers of America, Inc. HPP Specialty Pet Products, Inc. and Heinz Pet Products (10)

10.14 Restructuring Agreement between HPP Specialty Products, Inc., Heinz Pet Products, VCA Specialty Products, Inc. and Veterinary Centers of America, Inc. (10)

10.15       VCA 1996 Stock Incentive Plan (4)

10.16       VCA 1996 Employee Stock Purchase Plan (4)

21.1        Subsidiaries of Registrant

23.1        Consent of Arthur Andersen LLP (11)

27.1        Financial Data Schedule (11)

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

(3) Incorporated by reference from Registrant's Registration Statement on Form S-1, File No. 33-42504

(4) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-6667

(5) Incorporated by reference from Registrant's Report on Form 8-K filed on January 5, 1998

(6) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1992

(7) Incorporated by reference from Registrant's Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1998

(8) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1993

(9) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1994

(10) Incorporated by reference from Registrant's Report on Form 10-K for the year ended December 31, 1996

(11) Incorporated by reference from Registrant's Report on Form 10-K for the year ended December 31, 1999

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

                                          VETERINARY CENTERS OF AMERICA, INC.
                                          (Registrant)



                                          By:  /S/ ROBERT L. ANTIN
                                               ------------------------------
                                               Robert L. Antin
                                               Its:   President

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


SIGNATURE                                    TITLE                                   DATE
---------                                    -----                                   ----

                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive
/S/ ROBERT L. ANTIN                          Officer and Director)                   March 29, 2000
----------------------------
Robert L. Antin

                                             Senior Vice President,
                                             Chief Operating Officer,
                   *                         Secretary and Director                  March 29, 2000
----------------------------
Arthur J. Antin


                                             Senior Vice President,
                   *                         Treasurer and Director                  March 29, 2000
----------------------------
Neil Tauber

                                             Vice President,
                                             Chief Financial Officer
                                             and Assistant Secretary
                   *                         (Principal Accounting Officer)          March 29, 2000
----------------------------
Tomas W. Fuller


                                             Director
----------------------------
John Heil


                   *                         Director                                March 29, 2000
----------------------------
John Chickering


                                             Director
----------------------------
Dr. Richard Gillespie


*By: /S/ ROBERT L. ANTIN
     -----------------------
     Robert L. Antin, Attorney-In-Fact
