Form 10-K/A
period 1999-12-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-05-01
CIK 817366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of Veterinary Centers of America, Inc. (the "Company" or "VCA") as of March 31, 2000:

                                         YEAR FIRST
                                         ELECTED OR
                                         APPOINTED
           NAME                   AGE     DIRECTOR                   PRINCIPAL OCCUPATION
------------------------------  ------   ----------   -------------------------------------------------
DIRECTORS
Arthur J. Antin...............    53        1986      Chief Operating Officer, Senior Vice President,
                                                        Secretary and Director
Robert L. Antin ..............    50        1986      Chairman of the Board and Chief Executive Officer
John B. Chickering, Jr........    51        1988      Director
Richard Gillespie, M.D. ......    66        1995      Director
John A. Heil..................    46        1995      Director
Neil Tauber...................    49        1992      Senior Vice President of Development and Director

EXECUTIVE OFFICERS
Tomas W. Fuller...............    42                  Chief Financial Officer, Vice President and
                                                        Assistant Secretary
Dawn R. Olsen.................    41                  Vice President, Controller

     The executive officers of VCA are appointed by and serve at the discretion of the Board of Directors. Robert L. Antin and Arthur J. Antin are brothers. There are no other family relationships between any director and/or any executive officer of VCA.

DIRECTORS

     MR. ARTHUR J. ANTIN, a founder of VCA, has served as Chief Operating Officer, Senior Vice President, Secretary and a Director of VCA since its inception, and currently is responsible for managing animal hospital and veterinary laboratory operations for VCA. From October 1983 to September 1986, Mr. Antin served as Director of Marketing/Investor Relations of AlternaCare Corp. ("AlternaCare"), a publicly held company which owned, operated and developed freestanding out-patient surgical centers. AlternaCare was acquired by Medical Care International in 1988. At AlternaCare, Mr. Antin developed and implemented marketing strategies for a network of outpatient surgical centers. Mr. Antin received an MA degree in Community Health from New York University and a Post Graduate Certificate in Structured Programming and Business Application design from Columbia University.

     MR. ROBERT L. ANTIN, a founder of VCA, has served as Chief Executive Officer, President and Chairman of the Board of VCA since its inception. Mr. Antin is responsible for directing all aspects of VCA's business. From September 1983 until founding VCA, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare. From July 1978 until September 1983, Mr. Antin was employed as an officer by American Medical International, Inc. ("AMI"), an owner and operator of health care facilities. While at AMI, Mr. Antin initially served as Director of Marketing of Professional Hospital Services, then as Director of New Business Development responsible for non-hospital related acquisitions and development, and most recently as a Vice President of AMI and President of AMI Ambulatory Center, Inc., a subsidiary of AMI operating a chain of ambulatory care centers. Mr. Antin received his MBA degree with a certification in hospital and health administration from Cornell University in 1975.

     MR. JOHN B. CHICKERING, JR., a certified public accountant, currently is a private investor and independent consultant. Mr. Chickering served in a variety of executive positions within Time Warner, Inc. and Warner Bros., Inc., most recently as the Vice President - Financial Administration for Warner Bros. International Television Distribution until February 1996. Prior to his employment at Warner Bros., Mr. Chickering served as a staff accountant at KPMG Peat Marwick from August 1975 to June 1977. Mr. Chickering holds an MBA degree with emphasis in accounting and finance from Cornell University.

     RICHARD GILLESPIE, M.D., was elected to the Board of Directors in June 1995. Dr. Gillespie is a private investor who has investments in several companies in the United States. From 1983 to 1987, Dr. Gillespie was Vice President, a director and co-founder of AlternaCare. Dr. Gillespie also has served as a director for several other companies, including Lansinoh Laboratories, Inc. and Geriatric Medical Center, and as the general partner of Outpatient Diagnostics Center. Dr. Gillespie holds an MD degree from the University of Tennessee College of Medicine.

     MR. JOHN A. HEIL, currently serves as the President - Heinz Specialty Pet Food. Since 1978, Mr. Heil has served in various capacities with the H.J. Heinz Company, including Vice President-Marketing for Heinz Pet Products, General Manager, Marketing of Ore-Ida Foods, Inc. and Vice President - Marketing and Sales of Star-Kist Foods, Inc. Mr. Heil holds a BA degree in economics from Lycoming College.

     MR. NEIL TAUBER, a founder of VCA, has served as Senior Vice President of Development and a Director of VCA since its inception and is currently responsible for identifying and effecting the acquisition of independent animal hospitals and veterinary diagnostic laboratories. From 1984 to 1986, Mr. Tauber served as the Director of Corporate Development at AlternaCare. At AlternaCare, Mr. Tauber was responsible for the acquisition of new businesses and syndication to hospitals and physician groups. From 1981 to 1984, Mr. Tauber served as Chief Operating Officer of MDM Services, a wholly owned subsidiary of Mediq, a publicly held health care company, where he was responsible for operating and developing a network of retail dental centers and industrial medical clinics. Mr. Tauber holds an MBA from Wagner College.

EXECUTIVE OFFICERS

     MR. TOMAS W. FULLER joined VCA in January 1988 and served as Vice President and Controller until November 1990 when he became Chief Financial Officer. Prior to joining VCA, from 1980 to 1987, Mr. Fuller served as an audit manager for Arthur Andersen LLP. Mr. Fuller holds a BA degree in business/economics from the University of California at Los Angeles.

     MS. DAWN R. OLSEN joined VCA in January 1997 as Vice President, Controller. Prior to joining VCA, from November 1993 to March 1996, Ms. Olsen served as Senior Vice President, Controller of OpTel, Inc., a privately held telecommunications company. From 1987 to 1993, Ms. Olsen served as Assistant Controller and later as Vice President, Controller of Qintex Entertainment, Inc., a publicly held television film distribution and production company. From 1981 to 1987, Ms. Olsen served as an audit manager for Arthur Andersen LLP. Ms. Olsen is a certified public accountant and holds a BS degree from California State University, Northridge.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended December 31, 1999, all the Company's executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that each of the Named Executive Officers (as defined below in Item 11) did not timely file a Form 5 with respect to Section 16(b) exempt restricted stock bonus awards granted in February 1999.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three years ended December 31 indicated below.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                                                            NUMBER OF
                                FISCAL YEAR        ANNUAL COMPENSATION      SECURITIES
           NAME AND                ENDED       -------------------------    UNDERLYING         ALL OTHER
    PRINCIPAL POSITION(1)       DECEMBER 31,    SALARY         BONUS         OPTION(2)     COMPENSATION (3)
---------------------------      ------------   ----------   -----------   -------------   ----------------
Robert L. Antin                     1999       $  364,000    $327,600(4)       --            $  21,390
  Chairman of the Board             1998          350,000     315,000(5)       --               16,750
  and Chief Executive               1997          296,385     315,000(6)     900,000            16,500
  Officer

Arthur J. Antin                     1999       $  260,000    $208,000(4)       --            $  22,885
  Chief Operating Officer,          1998          250,000     200,000(5)       --               18,510
  Senior Vice President             1997          211,523     190,000(6)     450,000            15,700
  and Secretary

Neil Tauber                         1999       $  197,600    $138,320(4)       --            $  19,467
  Senior Vice President of          1998          190,000      70,989(5)       --               14,250
  Development                       1997          172,338     104,738(6)     360,000            14,200

Tomas W. Fuller                     1999       $  187,200    $131,040(4)       --            $  16,330
  Chief Financial Officer,          1998          180,000     121,406(5)       --                9,750
  Vice President and                1997          152,246      78,625(6)     315,000            12,000
  Assistant Secretary

Dawn R. Olsen                        1999      $  131,000    $  9,770(7)       --                  --
   Vice President and                1998         125,000      13,300(5)      15,500               --
   Controller                        1997         103,231      16,500(6)      15,000               --

---------------------

(1) For a description of the employment contract between each officer and the Company, see "Certain Relationships and Related Party Transactions," below.
(2) All numbers reflect the number of shares of Common Stock subject to options granted during the fiscal year.
(3)  Includes automobile expense.
(4) Reflects the fair market value on January 20, 2000 of restricted stock bonus awards granted in January 2000 for services rendered during the fiscal year ended December 31, 1999. These shares vest in full on the second anniversary of the date of grant.
(5) Reflects the fair market value on February 12, 1999 of restricted stock bonus awards granted in February 1999 for services rendered during the fiscal year ended December 31 ,1998. These shares vest in full on the second anniversary of the date of grant.
(6) Reflects the fair market value on January 2, 1998 of restricted stock bonus awards granted in January 1998 for services rendered during the fiscal year ended December 31, 1997. These shares became fully vested on the second anniversary of the date of grant.
(7) Reflects the fair market value on January 20, 2000 of restricted stock bonus awards granted in January 2000 for services rendered during the fiscal year ended December 31, 1999. These shares vest in equal installments over three years commencing on the first anniversary of the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant any stock options during the fiscal year ended December 31, 1999 to the Named Executive Officers.

STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for each of the Name Executive Officers, certain information regarding the exercise of stock options during the fiscal year ended December 31, 1999, the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the Nasdaq Stock Market's National Market on December 31, 1999 ($12.88 per share).

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                           SHARES                        DECEMBER 31, 1999                  DECEMBER 31, 1999
                        ACQUIRED ON     VALUE     --------------------------------- -------------------------------
      NAME                EXERCISE     REALIZED    EXERCISABLE       UNEXERCISABLE  EXERCISABLE       UNEXERCISABLE
      ----              -----------    --------    -----------       -------------  -----------       -------------
Robert L. Antin              --           --          755,000            450,000    $ 2,056,275       $ 1,183,500
Arthur J. Antin              --           --          453,500            225,000      1,683,875           591,750
Neil Tauber                  --           --          345,000            180,000      1,099,375           473,400
Tomas W. Fuller              --           --          303,167            157,500        973,231           414,225
Dawn R. Olsen                --           --           10,938             19,562         19,725            19,725


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of March 31, 2000, certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 12401 West Olympic Boulevard, Los Angeles, California 90064, unless otherwise set forth below such person's name.

                                           NUMBER OF SHARES OF
                                              COMMON STOCK
            NAME AND ADDRESS              BENEFICIALLY OWNED(1)      PERCENT(1)
            ----------------              ---------------------      ----------
Robert L. Antin (2)..................           1,749,259                7.9%
Arthur J. Antin (3)..................             753,631                3.5
Neil Tauber (4)......................             469,058                2.2
Tomas W. Fuller (5)..................             376,895                1.7
Dawn R. Olsen (6)....................              22,235                 *
John B. Chickering, Jr. (7)..........              12,500                 *
Richard Gillespie, M.D. (8)..........              46,825                 *
John A. Heil (9).....................              25,833                 *
Directors and executive officers
as a group (8 persons) (10)..........           3,375,570 (10)          14.4%



--------------------
* Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 31, 2000.
(2)  Includes (i) 146,866 shares held by Mr. Robert Antin's minor children and
     (ii) 830,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to May 30, 2000.
(3) Includes (i) 80,666 shares which Mr. Arthur Antin holds as custodian for Mr. Robert Antin's minor children under the California Uniform Gifts to Minor's Act; (ii) 48,666 shares held by Mr. Arthur Antin's minor children; and (iii) 491,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to Mary 30, 2000.
(4) Includes 375,000 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.
(5) Includes 329,417 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.
(6) Includes 16,694 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.
(7) Consists of 12,500 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.
(8) Includes 32,500 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.
(9) Consists of 25,833 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.
(10) Includes 2,112,944 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to May 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     On January 1, 1994, VCA entered into employment agreements (the "Original Agreements") with each of Robert Antin, Arthur Antin, and Neil Tauber, which were amended on February 1, 1997 and November 22, 1999 (the "Amended Agreements"). Upon amendment to extend the term of each Original Agreement, base salaries were not modified. Pursuant to the terms of the Amended Agreements, the Compensation Committee of the Board retained a compensation consulting firm to determine comparable compensation packages provided to executives in similarly situated companies. In accordance with the recommendations of the compensation consulting firm, the Compensation Committee increased the base salaries of each of Robert Antin, Arthur Antin and Neil Tauber to $350,000, $250,000, $190,000, respectively. In 1999 the Compensation Committee increased the base salaries of each of Robert Antin, Arthur Antin and Neil Tauber to $364,000, $260,000 and $197,600, respectively. Pursuant to the Amended Agreements each of Robert Antin, Arthur Antin and Neil Tauber were granted options to purchase 900,000, 450,000 and 360,000 shares of Common Stock of the Company, respectively, in 1997. These grants of stock options are expected to serve as long-term compensation for these officers over the next five years. In addition, the Board has determined that executive officers of VCA may earn bonuses during each calendar year based upon management achieving performance goals established by the Compensation Committee of the Board of Directors on an annual basis.

     If employment is terminated due to the death or disability of the employee, the agreements provide that VCA will pay the affected employee severance pay equal to five years' base salary. If employment is terminated by VCA without cause or by the employee for cause, the affected employee is entitled to severance pay in an amount equal to five years' base salary plus an amount equal to five times (a) in the event no previous bonus has been paid or is payable to the affected employee, 20% of the affected employee's base salary, and (b) in the event at least one bonus has been paid or is payable to the affected employee, the average bonus based on all bonuses paid or payable to the affected employee. If employment is terminated due to a change in control of VCA, the affected employee is entitled to severance pay in an amount equal to five years' base salary plus an amount equal to five times (a) in the event no previous bonus has been paid or is payable to the affected employee, 20% of the affected employee's salary, and (b) in the event at least one bonus has been paid or is payable to the affected employee, the greater of (x) the last annual bonus paid or payable to the affected employee, or (y) the average bonus based on all bonuses paid or payable to the affected employee. If employment is terminated due to the scheduled expiration of an employment agreement, the affected employee is entitled to severance pay in an amount equal to five years' base salary. Any shares of restricted common stock of VCA issued to the employee in lieu of cash bonuses, for purposes of computing the amount of severance pay, shall be valued at (x) in the case of a change of control, the per share price paid or payable by the acquirer in the change of control transaction, or (y) in all other cases, at the per share fair market value of the restricted common stock (taking into account any restrictions imposed thereon) on the date such shares were granted from VCA to the employee. In each of these employment agreements, events constituting "termination by the employee for cause" include (i) the willful breach of any of the material obligations of VCA to the employee under his employment agreement; (ii) the relocation of the chief executive offices of VCA outside of Los Angeles County, California; or (iii) in the case of employees who also serve as members of the Board, the failure of the employee to be reelected to, or the removal of the employee from, the Board. "Change of control" is defined in each of these agreements to include (a) a consolidation or merger of VCA into another entity in which VCA is not the continuing or surviving corporation or pursuant to which shares of Common Stock of the Company would be converted into cash, securities or other property, other than a merger of VCA in which the stockholders of VCA immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger, (b) any sale, lease or other transfer of all or a significant portion of the assets of VCA, (c) the approval by the stockholders of VCA of any plan or proposal for the liquidation or dissolution of VCA, (d) the ownership by any person, who at the effective date of the employment agreement owned less than 10% of the Common Stock of the Company, shall become the beneficial owner of 20% or more of the Common Stock of the Company or (e) during any consecutive two-year periods, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the stockholders of VCA, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

     VCA has entered into agreements with Tomas Fuller, Chief Financial Officer, Vice President and Assistant Secretary of VCA, pursuant to which VCA will pay Mr. Fuller a severance payment (i) equal to six months salary if Mr. Fuller's employment is terminated without cause (as defined above) and (ii) upon the occurrence of a change of control of VCA with the same terms and conditions as the Amended Agreements described above.

     Pursuant to the Amended Agreements between the Company and each of Messrs. Robert Antin and Arthur Antin on January 22, 1997, both of these officers executed a promissory note in favor of the Company in the amounts of $459,399 and $86,000, respectively, as payment for the exercise price of certain stock options. Each note bears interest at the midterm applicable federal rate and all outstanding principal and interest is due and payable on January 22, 2001. These officers executed a Security Agreement in favor of the Company providing that the shares of Common Stock purchased upon exercise of the options serve as collateral to secure each officer's obligations under his respective note.

     Mr. John A. Heil is a director of VCA and since 1978 has served in various capacities with affiliates of the H.J. Heinz Company ("Heinz"). In January 1993, VCA Specialty Pet Products, Inc., a wholly owned subsidiary of VCA ("VCA Pet Products"), and HPP Specialty Pet Products, Inc., an affiliate of Heinz ("HPP"), entered into a Partnership Agreement (the "Partnership Agreement") to develop, manufacture and market a full-line of premium pet food. Through 1996, VCA Pet Products, as majority owner and managing general partner, exercised day-to-day operating control for all aspects of the partnership. In 1997, the parties executed an amendment (the "Amendment") to the Partnership Agreement pursuant to which HPP was made managing partner and assumed the day-to-day control of the partnership. In connection with the Amendment, VCA Pet Products, VCA and HPP entered into certain consulting and management services agreements whereby VCA Pet Products and VCA will provide certain consulting and marketing services and continue to support the SELECT BALANCE and SELECT CARE products in the veterinary marketplace. Mr. Heil did not participate in the VCA Board of Directors' discussions regarding the Partnership Agreement, the Amendment or the related documents and did not vote on any of these matters. The disinterested members of the VCA Board of Directors unanimously adopted the Partnership Agreement, the Amendment and the related documents.

     On March 30, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vicar Recap, Inc. ("Recap"), a Delaware corporation and wholly owned by Green Equity Investors III, L.P. ("GEIII"), and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company. According to the terms of the Merger Agreement, the Company will be merged with and into Recap, with the Company as the surviving corporation (the "Merger"). In the Merger, each outstanding share of the Company's stock, par value $.001 per share, (other then shares held by dissenting stockholders, Recap, GEIII and in the Company's treasury) will be converted into the right to receive a cash payment of $15.00, without interest. Prior to the consummation of the Merger, certain directors and officers of the Company will exchange a certain number of their shares of Company stock in exchange for shares of Recap stock. The Board of Directors, relying on the recommendation of a special committee of the Board of Directors, comprised of directors who have no financial interest in the Merger, unanimously approved the Merger Agreement. The Merger is subject to shareholder approval and other customary closing conditions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 2000.

                                 VETERINARY CENTERS OF AMERICA, INC.
                                 (Registrant)

                                 By:  /S/ ROBERT L. ANTIN
                                    --------------------------------
                                     Robert L. Antin
                                     Its:  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE                               TITLE                               DATE
---------                               -----                               ----
                             President, Chief Executive Officer
                             and Chairman of the Board
                             (Principal Executive
   /S/ ROBERT L. ANTIN       Officer and Director)                     April 28, 2000
--------------------------
Robert L. Antin

                             Senior Vice President,
                             Chief Operating Officer,
            *                Secretary and Director                    April 28, 2000
--------------------------
Arthur J. Antin

                             Senior Vice President,
            *                Treasurer and Director                    April 28, 2000
--------------------------
Neil Tauber

                             Vice President,
                             Chief Financial Officer
                             and Assistant Secretary
            *                (Principal Accounting Officer)            April 28, 2000
--------------------------
Tomas W. Fuller


---------------------------  Director                                  April 28, 2000
John Heil

           *                 Director                                  April 28, 2000
--------------------------
John Chickering

                             Director                                  April 28, 2000
--------------------------
Dr. Richard Gillespie


*By: /S/ ROBERT L. ANTIN
     ---------------------------------
     Robert L. Antin, Attorney-In-Fact