Form 10-Q
period 2000-03-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-05-12
CIK 817366

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

    Former name, address and fiscal year, if changed since last report: NONE

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      YES [X]                  NO [ ]

        State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date: Common Stock, $.001 Par Value 21,918,269 shares as of May 8, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)




                                                                                            March 31,     December 31,
                                                                                               2000            1999
ASSETS
  Current assets:
     Cash and equivalents ............................................................      $   2,718       $  10,620
     Marketable securities ...........................................................         20,056           5,313
     Trade accounts receivable, less allowance for uncollectible accounts of
        $7,378 and $7,162 at March 31, 2000 and December 31, 1999,  respectively .....         19,053          15,276
     Inventory, prepaid expenses and other ...........................................          9,404           9,999
     Deferred income taxes ...........................................................          4,213           4,213
     Prepaid income taxes ............................................................             --           3,986
                                                                                            ---------       ---------
         Total current assets ........................................................         55,444          49,407
  Property and equipment, net ........................................................         74,334          70,336
  Goodwill and covenants not to compete, net .........................................        299,656         295,736
  Other assets .......................................................................          6,073          11,021
                                                                                            ---------       ---------
                                                                                            $ 435,507       $ 426,500

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term obligations ........................................      $  19,419       $  21,901
     Accounts payable ................................................................          9,146           8,715
     Other accrued liabilities .......................................................         18,829          15,154
                                                                                            ---------       ---------
         Total current liabilities ...................................................         47,394          45,770
  Long-term obligations, less current portion ........................................        139,812         139,634
  Deferred income taxes ..............................................................          6,655           6,655
  Minority interest ..................................................................          2,918           3,212
  Commitments and contingencies
  Stockholders' equity:
     Common stock, par value $0.001 ..................................................             20              20
     Additional paid-in capital ......................................................        214,857         213,728
     Notes receivable from stockholders ..............................................           (663)           (654)
     Retained earnings ...............................................................         32,129          25,737
     Other comprehensive income, unrealized loss on investments ......................           (374)           (361)
     Less cost of common stock held in treasury, 620 shares at both March 31,
           2000 and December 31, 1999 ................................................         (7,241)         (7,241)
                                                                                            ---------       ---------
         Total stockholders' equity ..................................................        238,728         231,229
                                                                                            ---------       ---------
                                                                                            $ 435,507       $ 426,500
                                                                                            =========       =========


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                2000         1999
                                                                              -------      -------
Revenues ...............................................................      $83,351      $73,838
Direct costs ...........................................................       61,666       55,277
                                                                              -------      -------
     Gross profit ......................................................       21,685       18,561
Selling, general and administrative expense ............................        6,459        5,522
Depreciation and amortization ..........................................        4,151        3,554
Year 2000 remediation expenses .........................................           --          287
Year 2000 accelerated depreciation .....................................           --          344
1996 restructuring plan favorable settlement ...........................           --          321
                                                                              -------      -------
     Operating income ..................................................       11,075        9,175
Interest income ........................................................          115          466
Interest expense .......................................................        2,537        2,655
Gain on sale of investment in Veterinary Pet Insurance, Inc. ...........        3,200           --
                                                                              -------      -------
     Income before minority interest and provision for income taxes ....       11,853        6,986
Minority interest in income of subsidiaries ............................          190          136
                                                                              -------      -------
     Income before provision for income taxes ..........................       11,663        6,850
Provision for income taxes .............................................        5,271        3,150
                                                                              -------      -------
     Net income ........................................................      $ 6,392      $ 3,700
                                                                              =======      =======

     Basic earnings per common share ...................................      $  0.30      $  0.18
                                                                              =======      =======

     Diluted earnings per common share .................................      $  0.30      $  0.17
                                                                              =======      =======

     Shares used for computing basic earnings per share ................       21,144       20,657
                                                                              =======      =======

     Shares used for computing diluted earnings per share ..............       21,656       22,065
                                                                              =======      =======



                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            2000           1999
                                                                                          --------       --------
Cash flows from operating activities:
  Net income .......................................................................      $  6,392       $  3,700
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ...............................................         4,151          3,897
       Gain on sale of investment in Veterinary Pet Insurance, Inc. ................        (3,200)            --
       Minority interest in income of subsidiaries .................................           190            136
       Distributions to minority interest partners .................................          (492)          (193)
       Provision for uncollectible accounts ........................................           840            811
       Increase in accounts receivable, net ........................................        (4,590)        (2,790)
       Decrease (increase) in inventory, prepaid expenses and other assets .........           595           (350)
       Decrease in prepaid income taxes ............................................         3,986          3,130
       Increase in accounts payable and accrued liabilities ........................         5,129          6,478
                                                                                          --------       --------
         Net cash provided by operating activities .................................        13,001         14,819
                                                                                          --------       --------

Cash flows from investing activities:
       Property and equipment additions ............................................        (5,149)        (2,772)
       Business acquisitions, net of cash acquired .................................        (2,331)        (2,920)
       Proceeds from sales of marketable securities, net ...........................        23,996         23,686
       Investments in marketable securities, net ...................................       (38,752)       (20,576)
       Net proceeds from sale of investment in Veterinary Pet Insurance, Inc. ......         8,200             --
       Other .......................................................................           (68)            55
                                                                                          --------       --------
         Net cash used in investing activities .....................................       (14,104)        (2,527)
                                                                                          --------       --------

Cash flows from financing activities:
       Repayment of long-term obligations ..........................................        (6,815)        (4,946)
       Proceeds from issuance of common stock under stock option plans .............            16            149
       Purchase of treasury stock ..................................................            --           (804)
                                                                                          --------       --------
         Net cash used in financing activities .....................................        (6,799)        (5,601)
                                                                                          --------       --------
Increase (decrease) in cash and equivalents ........................................        (7,902)         6,691
Cash and equivalents at beginning of period ........................................        10,620          8,977
                                                                                          --------       --------
Cash and equivalents at end of period ..............................................      $  2,718       $ 15,668
                                                                                          ========       ========



                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(1)     GENERAL

        The accompanying unaudited condensed consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10K, as amended.

(2)     ACQUISITIONS

        During the first quarter of 2000, the Company purchased five animal hospitals, two of which were merged into existing VCA facilities, and one veterinary diagnostic laboratory, which was also merged into an existing VCA facility, for an aggregate consideration (including acquisition costs) of $6,335,000, consisting of $2,125,000 in cash, $4,050,000 in debt and the assumption of liabilities totaling $160,000. The $6,335,000 aggregate purchase price was allocated as follows: $166,000 to tangible assets, $5,860,000 to goodwill and $309,000 to other intangible assets.

(3)     JOINT VENTURES AND INVESTMENT

        In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in each of the three months ended March 31, 2000 and 1999, of $425,000 and $1,275,000, respectively, are included in revenues. The Company ceased earning these consulting fees on February 1, 2000. On or after the earlier of a change of control in the Company or January 1, 2001, HPP may purchase all of the Company's interest in the joint venture at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the Select Balance or Select Care brand (the "annual sales") less $4.5 million. If HPP fails to exercise its option prior to January 1, 2002, the Company may purchase all of the interest of HPP in the joint venture at a purchase price equal to 49.5% of 1.3 times the annual sales plus $4.5 million.

        In December 1997 and January 1998, the Company made a combined $5.0 million strategic investment in Veterinary Pet Insurance, Inc. ("VPI"), the largest provider of pet health insurance in the United States. The Company accounted for this investment using the cost method. The Company sold its investment in VPI and received $8.2 million in cash, net of $50,000 in related transaction costs, in February 2000, resulting in a one-time gain of approximately $3.2 million.

(4)     RESTRUCTURING RESERVES

        During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, certain animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted a restructuring plan (the "1997 Plan"). During the three months ended March 31, 2000, pursuant to the 1997 Plan, the Company incurred $24,000 of cash expenditures for lease and other contractual obligations.

        At March 31, 2000, the 1997 Plan restructuring reserve balance was $319,000, consisting primarily of lease obligations. The 1997 Plan was completed in 1999, although certain lease obligations will continue through 2005.

(5)     MERGER AGREEMENT AND RECAPITALIZATION

        On March 30, 2000, we entered into an Agreement and Plan of Merger with Vicar Recap, Inc., a Delaware corporation and wholly owned by Green Equity Investors III, L.P., and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of our company. According to the terms of the merger agreement, we will be merged with and into Vicar Recap, with our company as the surviving corporation. As a result of the merger, Green Equity Investors III and a group of our directors, officers and employees will become the owners of 100% of our common stock. In the merger, each outstanding share of our common stock, par value $0.001 per share, (other then shares held by dissenting stockholders, Vicar Recap, Green Equity Investors III and in our treasury) will be converted into the right to receive a cash payment of $15.00, without interest.

        Completion of the transaction is subject to various conditions, including stockholder approval, receipt of regulatory approvals and the completion of debt financing. Stockholder approval will be solicited by means of a proxy statement, which will be mailed to stockholders upon completion of the required United States Securities and Exchange Commission filing and review process.

(6)     STOCKHOLDER LAWSUITS

        As a result of the proposed merger described in Footnote (5), six complaints have been filed as of May 8, 2000. The Company and members of the Board of Directors have been named as defendants in class action lawsuits filed in the Delaware Court of Chancery and the California Superior Court. The complaints seek certification of a class of all the Company's stockholders whose stock will be acquired in connection with the merger and seek injunctive relief that would, if granted, prevent the completion of the merger. The complaints also seek unspecified damages, attorneys' fees and other relief. The Company believes that the allegations contained in the complaints are without merit and intends to contest the actions vigorously. The individual defendants have advised us that they also believe that the allegations in the complaints are without merit and that they intend to contest the actions vigorously.

        The defendants have filed an answer to the class action complaints filed in Delaware and the five separate actions filed in Delaware have been consolidated. The defendants have not filed an answer to the one class action complaint filed in California.

        The Company cannot be assured that the allegations included in the complaints will be successfully defended. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, the Company may incur significant related expenses and costs that could have an adverse effect on the Company's business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, the Company is unable to estimate the impact of any potential liabilities associated with the complaints.

(7)     CALCULATION OF PER SHARE AMOUNTS


        Below is a reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") (amounts in thousands, except per share amounts):

                                                 Three Months Ended                        Three Months Ended
                                                    March 31, 2000                            March 31, 1999
                                            -------------------------------           -------------------------------
                                                                  Per Share                                 Per Share
                                            Income      Shares      Amount            Income      Shares      Amount
                                            ------      ------    ---------           ------      ------    ---------
Basic EPS
   Net income ......................        $6,392      21,144       $0.30            $3,700      20,657       $0.18
                                                                     =====                                     =====
Effect of dilutive securities:
   Stock options ...................            --         512                            --       1,408
                                            ------      -------                       -------     -------
Diluted EPS ........................        $6,392      21,656       $0.30            $3,700      22,065       $0.17
                                            ======      =======      =====            =======     =======      =====


(8)     COMPREHENSIVE INCOME


         Below is a calculation of comprehensive income (in thousands):

                                                         Three Months Ended
                                                               March 31,
                                                          2000          1999
                                                        -------       -------
Net income .......................................      $ 6,392       $ 3,700
Other comprehensive income (loss) - unrealized
loss
     on investments ..............................         (242)         (122)

Unrealized loss recognized on investments ........          229           278
                                                        -------       -------
Net comprehensive income .........................      $ 6,379       $ 3,856
                                                        =======       =======


         No income tax benefit related to the unrealized loss on investment was recognized due to potential tax treatment of investment losses.


(9)     LINES OF BUSINESS

        During the three months ended March 31, 2000 and 1999, the Company had three reportable segments: Animal Hospitals, Laboratories and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospitals provide veterinary services for companion animals and sell related retail products. The Laboratories provide testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the Animal Hospitals and Laboratories segments. The Corporate segment includes the costs of the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's 1999 Annual Report Form 10-K as amended. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all inter-segment sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

        Below is a summary of certain financial data for each of the three segments (in thousands):


                                                                                         Inter-Segment
                                                Animal                                      Sales
                                              Hospitals     Laboratories     Corporate    Eliminations       Total
                                              ---------     ------------     ---------    -------------      -----
THREE MONTHS ENDED MARCH 31, 2000
      Revenues .........................      $  56,220      $  28,805      $      --       $  (1,674)      $  83,351
      Operating income (loss) ..........          7,993          8,256         (5,174)             --          11,075
      Depreciation/amortization ........          2,855          1,081            215              --           4,151
      expense
      Capital expenditures .............          4,171            387            591              --           5,149

THREE MONTHS ENDED MARCH 31, 1999
      Revenues .........................      $  49,726      $  25,569      $      --       $  (1,457)      $  73,838
      Operating income (loss) ..........          6,751          7,101         (4,677)             --           9,175
      Year 2000 remediation costs ......             --             --           (631)             --            (631)
      Reversal of restructuring ........             --             --            321              --             321
      charges
      Depreciation/amortization ........          2,277          1,041            236              --           3,554
      expense
      Capital expenditures .............          2,050            630             92              --           2,772

   AT MARCH 31, 2000
      Identifiable assets ..............      $ 284,988      $ 110,896      $  39,623              --       $ 435,507
   AT MARCH 31, 1999
      Identifiable assets ..............      $ 231,435      $ 108,507      $  60,647              --       $ 400,589
   AT DECEMBER 31, 1999
      Identifiable assets ..............      $ 280,742      $ 105,224      $  40,534              --       $ 426,500


        Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated statements of operations, (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                              2000         1999
                                                            -------      -------
Total segment operating income after eliminations ....      $11,075      $ 9,175
Interest income ......................................          115          466
Interest expense .....................................        2,537        2,655
Gain on sale of investment in Veterinary Pet
     Insurance, Inc...................................        3,200           --

Minority interest ....................................          190          136
                                                            -------      -------
Income before provision for income taxes .............      $11,663      $ 6,850
                                                            =======      =======


(10)    RECLASSIFICATIONS

        Certain 1999 balances have been reclassified to conform with the 2000 financial statement presentation.

(11)    ACCOUNTING PRONOUNCEMENTS

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

        On March 30, 2000, we entered into an Agreement and Plan of Merger with Vicar Recap, Inc., a Delaware corporation and wholly owned by Green Equity Investors III, L.P., and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of our company. According to the terms of the merger agreement, we will be merged with and into Vicar Recap, with our company as the surviving corporation. As a result of the merger, Green Equity Investors III and a group of our directors, officers and employees will become the owners of 100% of our common stock. In the merger, each outstanding share of our common stock, par value $0.001 per share, (other then shares held by dissenting stockholders, Vicar Recap, Green Equity Investors III and in our treasury) will be converted into the right to receive a cash payment of $15.00, without interest.

        Completion of the merger is subject to various conditions, including approval of the merger by our stockholders, securing the financing necessary in connection with the consummation of the merger, obtaining all necessary permits and approvals and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act Of 1976, as amended, or HSR Act. In addition, the completion of the merger is subject to the execution of certain agreements including, a management services agreement, a stockholders' agreement and various employment agreements.

        The merger agreement provides that under certain conditions, we may terminate the merger agreement and accept a proposal determined by the Board of Directors to be superior, from a financial point of view, to our stockholders (other then to the management stockholders), subject to the payment of a termination fee to Vicar Recap of $10 million. The merger agreement further provides that in the event we are not required to pay the $10 million termination fee and the merger is terminated because we breached a covenant or representation or warranty contained in the merger agreement or are unable to obtain stockholder approval of the merger agreement and related transactions, we may be required to pay Vicar Recap fees and expenses, up to $1 million, incurred in connection with the merger. Either party may terminate the merger agreement if the merger is not consummated on or before September 30, 2000, subject to certain conditions.

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

RESULTS OF OPERATIONS

REVENUES

        Animal Hospitals represented 67.4% and 67.3% of total Company revenues for the three months ended March 31, 2000 (the "first quarter 2000") and the three months ended March 31, 1999 (the "first quarter 1999"), respectively. Laboratories represented 32.6% and 32.7% of total Company revenues for first quarter 2000 and 1999, respectively.

        The reported revenues of Animal Hospitals consists of the revenues of animal hospitals owned by the Company and the management fees charged to independent professional corporations ("PCs"). At March 31, 2000, the Company owned and managed 196 animal hospitals, of which 46 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, the Company has contracted with PCs who provide all veterinary medical care. The Company provides all administrative functions with respect to these 46 animal hospitals. In return for its services, the Company receives management fees from the PCs, which have been included in the reported revenues for Animal Hospitals. The Company does not consolidate the operations of the PCs.

        The following are components of reported revenues of Animal Hospitals included in the table below:

        ANIMAL HOSPITALS OWNED AND MANAGED - represents the aggregate of revenues for animal hospitals owned directly by the Company and the unconsolidated revenues of the PCs. This aggregate would equal the total reported Animal Hospitals revenues if the Company recognized and consolidated the revenues of the PCs.

        REVENUES OF PCS - represents the unconsolidated and unrecognized revenues of the PCs.

        MANAGEMENT FEES CHARGED TO PCS - represents the fees that the PCs pay to the Company in return for the Company's services.

        The following table summarizes the Company's revenues for the three months ended March 31, 2000 and 1999 (amounts in thousands):


                                                    Three Months
                                                  Ended March 31,
                                                 2000           1999        %Increase
                                              --------       --------       ---------
Animal Hospitals Owned and Managed .....      $ 62,713       $ 51,338         22.2%
Less: Revenues of PCs ..................       (13,330)        (6,481)       105.7%
Add: Management fees charged to PCs ....         6,837          4,869         40.4%
                                              --------       --------
Animal Hospitals Reported ..............        56,220         49,726         13.1%

Laboratories ...........................        28,805         25,569         12.7%
Intercompany Sales .....................        (1,674)        (1,457)          --
                                              --------       --------
                                              $ 83,351       $ 73,838         12.9%
                                              ========       ========


        The increase in revenues of both Animal Hospitals Reported and Animal Hospitals Owned and Managed for the three months ended March 31, 2000 from the 1999 comparable period was primarily the result of the increase in the number of facilities owned and the number of animal hospitals managed by the Company. The Company owned an additional two animal hospitals and managed an additional 24 animal hospitals in the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

        The increase in revenues of Animal Hospitals Reported that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, was approximately 8.3% for the three months ended March 31, 2000. Same-store facilities are animal hospitals that were owned as of the beginning of the prior-year period.

        Had the revenues of the PCs been consolidated with the revenues of owned veterinary animal hospitals, the increases in combined revenues resulting from changes in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, would have been 8.1% for the three months ended March 31, 2000.

        Effective October 1, 1999 for the independent professional corporation located in Texas and January 1, 2000 for all other PCs, non-veterinarian employees ceased working directly for the Company and were hired by the PCs. The PCs bear all labor costs directly associated with the managed animal hospitals. Before this change, only veterinarians were employed by the PCs, and the Company provided non-veterinarian labor as part of its management agreement with the PCs. As a result, the management fees charged to the PCs by the Company have decreased. Had this change not occurred and had the Company provided the non-veterinarian labor for the PCs, the management fees for the first quarter of 2000 would have been $9,905,000, reflecting an increase of 103.4% from the prior year period.

        The increase in Laboratories' revenues for the three months ended March 31, 2000 is primarily due to success achieved with increased marketing efforts, a pricing increase and the revenues from two veterinary diagnostic laboratories acquired since March 31, 1999.

        Pursuant to the restructuring agreement and other related agreements between Heinz Pet Products and the Company, the Company has agreed to provide certain consulting and management services for a three-year period commencing February 1, 1997 and ending January 31, 2000. The agreements call for the Company to receive an aggregate of $15.3 million payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned and recognized in each of the three month periods ended March 31, 2000 and 1999, of $425,000 and $1,275,000, respectively, are included in Animal Hospital revenues.

GROSS PROFIT

        The following table summarizes the Company's gross profit for the three months ended March 31, 2000 and 1999 (amounts in thousands):

                           Three Months Ended
                                March 31,
                            2000         1999        %Increase
                          -------      -------       ---------
Animal Hospitals ...      $10,848      $ 9,028       20.2%
Laboratories .......       10,837        9,533       13.7%
                          -------      -------
                          $21,685      $18,561       16.8%
                          =======      =======


        Gross profit for the Animal Hospitals is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospitals' gross profit represented 19.3% and 18.2% of Animal Hospitals' revenues for the three months ended March 31, 2000 and 1999, respectively.

        Had the PCs operations been consolidated with owned animal hospitals ("Combined Hospital Operations"), gross profit margins would have been 17.3% and 17.6% for the three months ended March 31, 2000 and 1999, respectively. As discussed previously under REVENUES, the Company no longer provides non-veterinarian labor as part of its management agreement with the PCs. As a result, the management fees charged to the PCs have decreased in the first quarter 2000 compared to the first quarter 1999. Had this change not occurred and had the Company provided the non-veterinarian labor for the PCs, the gross profit margin for the Combined Hospital Operations for the first quarter of 2000 would have been 18.2%.

        The gross profit margin for same-store hospitals owned by the Company prior to January 1, 1999 was 18.9% and 16.1% for the three months ended March 31, 2000 and 1999, respectively. The gross profit margin for newly acquired hospitals (those acquired by the Company after the beginning of the period presented) was 21.5% for the three months ended March 31, 2000. Gross profit margins for same-store and newly acquired hospitals have been calculated excluding the Consulting Fees earned in each of the three month periods ended March 31, 2000 and 1999, of $425,000 and $1,275,000, respectively.

        Same-store gross profit margins for the Combined Hospital Operations would have been 17.8% and 15.6% for the three months ended March 31, 2000 and 1999, respectively.

        Gross profit of the Laboratories is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs, and supply costs. Laboratories gross profit represented 37.6% and 37.3% of Laboratories revenues for the three months ended March 31, 2000 and 1999, respectively.

        The Company's Animal Hospitals have historically realized lower gross profit margins than that of its Laboratories business. If the portion of the Company's revenues attributable to its Animal Hospitals operations grows in the future, the historical gross profit margins for the Company as a whole may not be indicative of those to be expected in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        VCA Corporate selling, general and administrative expenses consists of administrative expense, including the salaries of corporate officers, other professional expenses, rent and occupancy costs associated with the Company's headquarters.

        Selling, general and administrative expense for the three months ended March 31, 2000 and 1999 is comprised of the following (amounts in thousands):

                           Three Months Ended
                                March 31,
                           2000        1999
                          ------      ------
VCA Corporate ......      $4,959      $4,131
Laboratories .......       1,500       1,391
                          ------      ------
                          $6,459      $5,522
                          ======      ======


        Selling, general and administrative expense, as a percentage of total revenues, was 7.7% and 7.5% for the three months ended March 31, 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $4,151,000 for the three months ended March 31, 2000 from $3,544,000 for the three months ended March 31, 1999. The increase in depreciation and amortization expense is due to the purchase of property and equipment and the acquisition of animal hospitals and laboratories since March 31, 1999. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding 40 years.

RESTRUCTURING RESERVES

        During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, certain animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted a restructuring plan (the "1997 Plan"). During the three months ended March 31, 2000, pursuant to the 1997 Plan, the Company incurred $24,000 of cash expenditures for lease and other contractual obligations.

         At March 31, 2000, the 1997 Plan restructuring reserve liability balance was $319,000, consisting primarily of lease obligations. The 1997 Plan was completed in 1999, although certain lease obligations will continue through 2005.

GAIN ON SALE OF INVESTMENT  IN VETERINARY PET INSURANCE, INC.

         In December 1997 and January 1998, the Company made a combined $5.0 million strategic investment in Veterinary Pet Insurance, Inc. ("VPI"), the largest provider of pet health insurance in the United States. The Company accounted for this investment using the cost method. The Company sold its investment in VPI and received $8.2 million in cash, net of $50,000 in related transaction costs, in February 2000 resulting in a one-time gain of approximately $3.2 million.


LIQUIDITY AND CAPITAL RESOURCES

        The Company requires continued access to cash, primarily to fund acquisitions, to reduce long-term debt obligations and to fund capital expenditures.

        Cash provided by operations during the three months ended March 31, 2000 was $13,001,000 compared to $14,819,000 for the comparable period ended March 31, 1999, for a decrease of $1,818,000. The most significant component of this decrease relates to the timing of certain receipts and disbursements.

        During the three months ended March 31, 2000 and 1999, in connection with acquisitions, the Company used cash of $2,331,000 (acquisition of five animal hospitals and one veterinary diagnostic laboratory) and $2,920,000 (acquisition of five animal hospitals and one veterinary diagnostic laboratory), respectively. From April 1, 2000 through May 8, 2000, the Company used cash of approximately $1,215,000 to acquire two animal hospitals.

        During the three months ended March 31, 2000 and 1999, the Company used $5,149,000 and $2,772,000, respectively, to purchase property and equipment and $6,815,000 and $4,946,000 to reduce long-term obligations, respectively.

        The Company has debt payment obligations related to the Animal Hospitals and Laboratories operations owned as of March 31, 2000, of approximately $15.9 million and $18.7 million in the years ended December 31, 2000 and 2001, respectively. Interest payments on the convertible debentures amount to $4,430,000 annually. In addition, the Company is building or has plans to upgrade, expand or replace facilities for 17 animal hospitals for a total cost of approximately $9.8 million, as well as to replace or upgrade equipment, as needed.

        During the first quarter of 2000, the Company committed to loan up to $5.0 million to yopet.com inc., a start-up corporation funded and controlled by Robert A. Antin, the Chief Executive Officer and a director of the Company.

        At March 31, 2000, the Company had cash and cash equivalents of $2,718,000 and no bank or institutional indebtedness. The Company has achieved its growth in the past, and anticipates it will continue its growth in the future through the acquisition of animal hospitals for cash, stock and notes. The Company anticipates it will complete the acquisition of an additional 15 to 20 individual animal hospitals during the next twelve months, which will require cash of up to $15 million. In addition, the Company continues to examine acquisition opportunities in the veterinary laboratory field, which may impose additional cash requirements. Although the Company does not have sufficient cash reserves at March 15, 2000 to fund this growth plan, the Company believes that it can access sufficient debt financing to fund its planned growth for more than the next 12 months.

        The Company believes it is able to fund its future operational cash requirements primarily from cash on hand, the sale of its marketable securities, new debt financing and internally generated funds. The Company believes these sources of funds will be sufficient to continue the Company's operations and planned capital expenditures for at least the next 12 months. However, a significant portion of the Company's cash requirements is determined by the pace and size of its acquisitions. The Company believes that it can access sufficient funding from financial institutions, if needed.

RISK FACTORS

        Readers should consider carefully the following factors, in addition to the other information contained in this prospectus, in evaluating us and our business.

CERTAIN RISKS ASSOCIATED WITH THE MERGER

        On March 30, 2000, we entered into an Agreement and Plan of Merger with Vicar Recap, Inc., a Delaware corporation and wholly owned by Green Equity Investors III, L.P., and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of our company. According to the terms of the merger agreement, we will be merged with and into Vicar Recap, with our company as the surviving corporation. As a result of the merger, Green Equity Investors III and a group of our directors, officers and employees will become the owners of 100% of our common stock. In the merger, each outstanding share of our common stock, par value $0.001 per share, (other then shares held by dissenting stockholders, Vicar Recap, Green Equity Investors III and in our treasury) will be converted into the right to receive a cash payment of $15.00, without interest. We retained two financial advisors to assess the fairness of the merger. Both financial advisors found the $15.00 per share price to be fair, from a financial point of view, to our public stockholders.

        Consummation of the merger is subject to various conditions, including approval of the merger by our stockholders, securing the financing necessary to consummate the merger and related transactions, obtaining all necessary permits and approvals and the expiration of the applicable waiting period under the HSR Act. Although Recap has obtained binding commitments for the required financing, these commitments also contain a variety of conditions. As a result of the various conditions to complete the merger, we cannot assure you that the merger will be consummated.

        It is expected that if the merger is not consummated for any reason, our current management, under the direction of the Board of Directors, will continue to manage our company as an on-going business. Currently, we are not considering any other merger proposals as alternatives to the merger. If, for any reason, the merger is not consummated, we cannot assure you that any other transaction acceptable to us will be offered or that our operations will not be adversely impacted.

        If the merger is consummated, we will be a privately held corporation. The public stockholders will cease to have any ownership interest in, or rights as, stockholders of our company, including the payment of any dividends on our common stock. Further, the public stockholders will not benefit from any increase or bear the risk of any decrease in the value of our company.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

        Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc., Pets' Rx, Inc., as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. In 1999, we acquired 39 animal hospitals and two veterinary diagnostic laboratories. As a result of these acquisitions, our revenues grew from $181.4 million in 1996 to $320.6 million in 1999. In 2000 through May 8, we acquired seven animal hospitals and one veterinary diagnostic laboratory. Of these purchases, two of the hospitals and the laboratory were merged upon acquisition into existing facilities.

        We have experienced, and will continue to experience, a strain on our administrative and operating resources. Our growth has also increased the demands on our information systems and controls. We cannot guarantee that we will be able to identify, consummate and integrate acquired companies without substantial delays, costs or other problems. Once integrated, these acquired companies may not be profitable. In addition, acquisitions involve several other risks including:

        -   adverse short-term effects on our reported operating results

        -   impairments of goodwill and other intangible assets

        -   the diversion of management's attention

        -   the dependence on retention, hiring and training of key personnel

        -   the amortization of intangible assets

        -   risks associated with unanticipated problems or legal liabilities

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

        Our acquisition strategy may cause us to divert our time from operating matters, which may cause the loss of business and personnel. There are also possible adverse effects on earnings resulting from the possible loss of acquired customer bases, amortization of goodwill created in purchase transactions and the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business. If we have sufficient capital, our acquisition strategy involves the acquisition of at least 15 to 20 facilities per year. We currently do not have commitments to effect any material acquisitions but may enter into agreements to do so in the future. We intend to fund additional animal hospital and veterinary diagnostic laboratory acquisitions with a combination of cash, assumption of liabilities, promissory notes and shares of our common stock. Our success is dependent upon our ability to timely identify, acquire, integrate and manage profitability of acquired businesses. If we cannot do this, our business and growth may be harmed.

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

        We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At March 31, 2000, we had consolidated long-term obligations (including current portion) of $159.2 million and our ratio of long-term debt (including current portion) to total stockholders' equity was 0.7 to 1.0. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

        A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At March 31, 2000, our balance sheet reflected $299.7 million of intangible assets of these types, which is a substantial portion of our total assets of $435.5 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase will have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If our company is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

        We continually evaluate whether events and circumstances have occurred that suggest that we may not be able to recover the remaining balance of our intangible assets or that the estimated useful lives of our intangible assets has changed. If we determine that certain intangible assets have been impaired, we will reduce the carrying value of those intangible assets, which could have a material adverse effect on our results of operations during the period in which we recognize the impairment. Also, if we determine that the estimated useful life of certain intangible assets has decreased, we will accelerate depreciation or amortization of that asset, which could have a material adverse effect on our results of operations. We recognized a write-down of goodwill and related assets in the amount of $9.5 million as part of our restructuring plan adopted during the third and fourth quarters of 1996. We may have further write-downs in future periods.

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

OUR SUCCESS DEPENDS ON KEY MEMBERS OF MANAGEMENT

        Our success will continue to depend on our executive officers and other key management personnel, particularly our Chief Executive Officer, Robert L. Antin. Our company has employment contracts with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer and Mr. Neil Tauber, Senior Vice President. Each of these agreements terminates in January 2002. We have no other employment contracts with its officers. None of our officers is a party to non-competition covenants which extend beyond the term of their employment with us. We do not maintain any key man life insurance coverage on the lives of our senior management. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We cannot assure you that we will be able to retain our executive officers and key personnel or attract additional qualified members to management in the future. Also, the success of certain of our acquisitions may depend on our ability to retain selling veterinarians of the acquired companies. If we lose the services of any key manager or selling veterinarian, our business may be materially adversely affected.

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

LITIGATION RELATING TO THE MERGER

        We are aware of six complaints that have been filed relating to the merger. Our company and members of the Board of Directors have been named as defendants in class action lawsuits filed in the Delaware Court of Chancery and the California Superior Court.

        While the allegations contained in each complaint are not identical, the complaints generally assert that the $15.00 per share price to be paid to our public stockholders is inadequate and does not represent the value of the assets and future prospects of our company. The complaints also generally allege that the defendants engaged in self-dealing without regard to conflicts of interest and that the defendants breached their fiduciary duties in approving the Merger Agreement.

        The complaints seek certification of a class of all our stockholders whose stock will be acquired in connection with the merger and seek injunctive relief that would, if granted, prevent the completion of the merger. The complaints also seek unspecified damages, attorneys' fees and other relief. We believe that the allegations contained in the complaints are without merit and intend to contest the actions vigorously. The individual defendants have advised us that they also believe that the allegations in the complaints are without merit and that they intend to contest the actions vigorously.

        The defendants have filed an answer to the class action complaints filed in Delaware and the five separate actions filed in Delaware have been consolidated. The defendants have not filed an answer to the one class action complaint filed in California.

        We cannot assure you that we will successfully defend the allegations included in the complaints. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. Regardless of whether the Merger is consummated or the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, we are unable to estimate the impact of any potential liabilities associated with the complaints.

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

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

        Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock. Our Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of our common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to our common stock which could have a material adverse effect on the market value of our common stock.

        We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of our Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless some conditions are met. In addition, provisions of our Certificate of Incorporation and By-laws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. Also, H.J. Heinz Company has an option to purchase our interest in the Vet's Choice joint venture if there is a change in control (as defined in that agreement), which may have the same effect. As a result, stockholders may not have the opportunity to sell their shares at a substantial premium over the market price of the shares.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

        Future sales by existing stockholders could adversely affect the prevailing market price of our common stock. As of May 8, 2000, we had 21,918,269 shares of common stock outstanding (including 620,511 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act of 1933 as amended. As of May 8, 2000, there are also 3,778,844 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

VOLATILITY OF STOCK PRICE

        Historically, our stock price has been volatile. Factors that may have significant impact on the market price of our stock include:

        -   variations in quarterly operating results

        -   litigation involving us

        -   announcements by us or our competitors

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For discussion on legal proceedings, see Risk Factors - "Litigation Relating to the Merger". In addition to the legal proceedings described herein, the Company is a party to other litigation which arises in the ordinary course of its business, none of which is material.

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


                                          VETERINARY CENTERS OF AMERICA, INC



Date:  May 8, 2000                        /s/ Tomas W. Fuller
                                          --------------------------------------
                                          Tomas W. Fuller
                                          Chief Financial Officer

                                  EXHIBIT INDEX

ITEM             EXHIBIT                                  PAGE
----             -------                                  ----
27.1             Financial Data Schedule                   23