Form 10-Q
period 2000-06-30
VETERINARY CENTERS OF AMERICA INC
filed 2000-08-14
CIK 817366

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

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

                  YES   [X]                 NO  [ ]

     State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date: Common Stock, $.001 Par Value 21,937,069 shares as of August 8, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)


ASSETS                                                                             June 30,     December 31,
                                                                                     2000          1999
                                                                                  ----------     ---------
  Current assets:
     Cash and equivalents .....................................................    $   1,099     $  10,620
     Marketable securities ....................................................       17,408         5,313
     Trade accounts receivable, less allowance for uncollectible accounts of
        $7,899 and $7,162 at June 30, 2000 and December 31, 1999,  respectively       19,964        15,276
     Inventory, prepaid expenses and other ....................................       11,469         9,999
     Deferred income taxes ....................................................        4,213         4,213
     Prepaid income taxes .....................................................         --           3,986
                                                                                   ---------     ---------
         Total current assets .................................................       54,153        49,407
  Property and equipment, net .................................................       77,104        70,336
  Goodwill and covenants not to compete, net ..................................      304,817       295,736
  Other assets ................................................................       10,815        11,021
                                                                                   ---------     ---------
                                                                                   $ 446,889     $ 426,500
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term obligations .................................    $  18,468     $  21,901
     Accounts payable .........................................................        8,370         8,715
     Income taxes payable .....................................................        5,664          --
     Other accrued liabilities ................................................       18,221        15,154
                                                                                   ---------     ---------
         Total current liabilities ............................................       50,723        45,770
  Long-term obligations, less current portion .................................      138,039       139,634
  Deferred income taxes .......................................................        6,655         6,655
  Minority interest ...........................................................        3,780         3,212
  Commitments and contingencies
  Stockholders' equity:
     Common stock, par value $0.001 ...........................................           20            20

     Additional paid-in capital ...............................................      215,120       213,728
     Notes receivable from stockholders .......................................         (672)         (654)
     Retained earnings ........................................................       40,565        25,737
     Other comprehensive income, unrealized loss on investments ...............         (100)         (361)

     Less cost of common stock held in treasury, 620 shares at both June 30,
           2000 and December 31, 1999 .........................................       (7,241)       (7,241)
                                                                                   ---------     ---------

         Total stockholders' equity ...........................................      247,692       231,229
                                                                                   ---------     ---------
                                                                                   $ 446,889     $ 426,500
                                                                                   =========     =========


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                              2000        1999        2000        1999
                                                            --------    --------    --------    --------
Revenues .................................................  $ 93,934    $ 86,164    $177,285    $160,002
Direct costs .............................................    65,655      60,819     127,321     116,096
                                                            --------    --------    --------    --------
    Gross profit .........................................    28,279      25,345      49,964      43,906
Selling, general and administrative ......................     6,299       5,369      12,758      10,891
Depreciation and amortization ............................     4,456       3,907       8,607       7,460
Year 2000 remediation expenses ...........................      --           884        --         1,171
Year 2000 accelerated depreciation .......................      --           270        --           614
1996 restructuring plan favorable settlement .............      --          --          --           320
                                                            --------    --------    --------    --------
    Operating income .....................................    17,524      14,915      28,599      24,090
Interest income ..........................................       324         402         439         868
Interest expense .........................................     2,602       2,733       5,139       5,388
Gain on sale of investment in Veterinary Pet Ins., Inc....      --          --         3,200        --
                                                            --------    --------    --------    --------
      Income before minority interest and provision for
        income taxes .....................................    15,246      12,584      27,099      19,570
Minority interest in income of subsidiaries ..............       325         269         515         405
                                                            --------    --------    --------    --------
    Income before provision for income taxes .............    14,921      12,315      26,584      19,165
Provision for income taxes ...............................     6,485       5,425      11,756       8,575
                                                            --------    --------    --------    --------
    Net income ...........................................  $  8,436    $  6,890    $ 14,828    $ 10,590
                                                            ========    ========    ========    ========

     Basic earnings per common share .....................  $   0.40    $   0.32    $   0.70    $   0.50
                                                            ========    ========    ========    ========

     Diluted earnings per common share ...................  $   0.37    $   0.31    $   0.67    $   0.48
                                                            ========    ========    ========    ========

    Shares used for computing basic earnings per share....    21,308      21,288      21,226      20,975
                                                            ========    ========    ========    ========

    Shares used for computing diluted earnings per share..    24,619      22,254      24,355      22,162
                                                            ========    ========    ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      2000        1999
                                                                                    --------     --------
Cash flows from operating activities:
  Net income ...................................................................    $ 14,828     $ 10,590
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...........................................       8,607        8,074
       Gain on sale of investment in Veterinary Pet Insurance, Inc. ............      (3,200)        --
       Minority interest in income of subsidiaries .............................         516          405
       Distributions to minority interest partners .............................        (697)        (380)
       Provision for uncollectible accounts ....................................       1,666        1,469
       Increase in accounts receivable, net ....................................      (6,137)      (4,827)
       Decrease (increase) in inventory, prepaid expenses and other assets .....      (1,376)          18
       Decrease in prepaid income taxes ........................................       3,986        5,040
           Increase in taxes payable ...........................................       5,664        1,063
       Increase in accounts payable and accrued liabilities ....................       2,564        3,959
                                                                                    --------     --------
         Net cash provided by operating activities .............................      26,421       25,411
                                                                                    --------     --------

Cash flows from investing activities:
  Property and equipment additions .............................................      (9,799)      (7,834)
  Business acquisitions, net of cash acquired ..................................      (5,590)     (13,196)
  Proceeds from sales of marketable securities, net ............................     (83,276)     (34,391)
  Investments in marketable securities, net ....................................      71,442       44,280
  Net proceeds from sale of investment in Veterinary Pet Insurance, Inc. .......       8,200         --
  Investment in yopet.com inc ..................................................      (5,000)        --
  Other ........................................................................         151          328
                                                                                    --------     --------
         Net cash used in investing activities .................................     (23,872)     (10,813)
                                                                                    --------     --------

Cash flows from financing activities:
  Repayment of long-term obligations ...........................................     (12,360)      (9,168)
  Proceeds from issuance of common stock under stock option plans ..............         290          382
  Purchase of treasury stock ...................................................        --           (910)
                                                                                    --------     --------
         Net cash used in financing activities .................................     (12,070)      (9,696)
                                                                                    --------     --------
Increase (decrease) in cash and equivalents ....................................      (9,521)       4,902
Cash and equivalents at beginning of period ....................................      10,620        8,977
                                                                                    --------     --------
Cash and equivalents at end of period ..........................................    $  1,099     $ 13,879
                                                                                    ========     ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


(1)  GENERAL

     The accompanying unaudited condensed consolidated financial statements of Veterinary Centers of America, Inc. and subsidiaries (the "Company" or "VCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K, as amended.

(2)  ACQUISITIONS

     During the second quarter of 2000, the Company purchased four animal hospitals for an aggregate consideration (including acquisition costs) of $5,768,000, consisting of $2,882,000 in cash, $2,846,000 in debt and the assumption of liabilities totaling $40,000. The $5,768,000 aggregate purchase price was allocated as follows: $282,000 to tangible assets, $5,254,000 to goodwill and $232,000 to other intangible assets.

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

(3)  JOINT VENTURES AND INVESTMENT

     In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, Heinz Pet Products ("HPP"). Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). The Consulting Fees earned in each of the six months ended June 30, 2000 and 1999, of $425,000 and $2,550,000, respectively, are included in revenues. The Company ceased earning these consulting fees on February 1, 2000. On or after the earlier of a change of control in the Company or January 1, 2001, HPP may purchase all of the Company's interest in the joint venture at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the Select Balance or Select Care brand (the "annual sales") less $4.5 million. The estimated purchase price for HPP to purchase all of the Company's interest in the joint venture will range from $3 to $4 million based on projected annual sales of the Select Balance and Select Care products. If HPP fails to exercise its option prior to January 1, 2002, the Company may purchase all of the interest of HPP in the joint venture at a purchase price equal to 49.5% of 1.3 times the annual sales plus $4.5 million.

     In June 2000, the Company invested $5.0 million in convertible preferred stock of yopet.com inc., a start-up corporation majority-owned and controlled by Robert A. Antin, the Chief Executive Officer and a director of the

Company. The Company accounts for this investment on a cost basis. The Company will periodically evaluate this investment for potential impairment of value.

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

(4)  RESTRUCTURING RESERVES

     During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, certain animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted a restructuring plan (the "1997 Plan"). During the six months ended June 30, 2000, pursuant to the 1997 Plan, the Company incurred $55,000 of cash expenditures for lease and other contractual obligations.

     At June 30, 2000, the 1997 Plan restructuring reserve balance was $288,000, consisting primarily of lease obligations. Activities included in the 1997 Plan were completed in 1999, although certain lease obligations will continue through 2005.

(5)  MERGER AGREEMENT AND RECAPITALIZATION

     On March 30, 2000, the Company entered into an Agreement and Plan of Merger with Vicar Recap, Inc. ("Vicar Recap"), a Delaware corporation and wholly owned by Green Equity Investors III, L.P. ("Green"), and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company. According to the terms of the merger agreement, the Company will be merged with and into Vicar Recap, with the Company as the surviving corporation. As a result of the merger, Green and a group of the Company's directors, officers and employees will become the owners of 100% of the Company's common stock. In the merger, each outstanding share of the Company's common stock, par value $0.001 per share, (other then shares held by dissenting stockholders, Vicar Recap, Green Equity Investors III, certain members of management and in treasury) will be converted into the right to receive a cash payment of $15.00, without interest.

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

(7)  CALCULATION OF PER SHARE AMOUNTS

     Below is a reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") (amounts in thousands, except per share amounts):


                                       Three Months Ended              Six Months Ended
                                          June 30, 2000                  June 30, 2000
                                  ----------------------------   ------------------------------
                                                         Per                               Per
                                                        Share                             Share
                                   Income     Shares    Amount    Income     Shares      Amount
                                   ------     ------    ------    ------     ------      ------
Basic EPS
   Net income ................    $ 8,436     21,308    $0.40    $14,828     21,226    $    0.70
                                                        =====                          =========
Effect of dilutive securities:
   Stock options .............                   854                            672
   Converted debt ............        688      2,457               1,376      2,457
                                  -------     ------             -------     ------
Diluted EPS ..................    $ 9,124     24,619    $0.37    $16,204     24,355    $    0.67
                                  =======     ======    =====    =======     ======    =========



                                       Three Months Ended              Six Months Ended
                                          June 30, 1999                  June 30, 1999
                                  ----------------------------   ------------------------------
                                                         Per                               Per
                                                        Share                             Share
                                   Income     Shares    Amount    Income     Shares      Amount
                                   ------     ------    ------    ------     ------      ------
Basic EPS
   Net income ..................... $ 6,890     21,288    $0.32   $10,590     20,975      $ 0.50
                                                          =====                           ======
Effect of dilutive stock options...    --          966                 --      1,187
                                    -------    -------            -------     ------
Diluted EPS ....................... $ 6,890     22,254    $0.31   $10,590     22,162      $  0.48
                                    =======    =======    =====   =======    =======      =======



(8)  COMPREHENSIVE INCOME

     Below is a calculation of comprehensive income (in thousands):


                                                         Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                           2000       1999        2000       1999
                                                          -------    -------     -------    -------
Net income ...........................................    $ 8,436    $ 6,890     $14,828    $10,590
Decrease (increase) in unrealized loss on investment .        274        (49)        261        107
                                                          -------    -------     -------    -------
Net comprehensive income .............................    $ 8,710    $ 6,841     $15,089    $10,697
                                                          =======    =======     =======    =======


     No income tax benefit related to the unrealized loss on investment was recognized due to potential tax treatment of investment losses.

(9)  LINES OF BUSINESS

     During the three and six months ended June 30, 2000 and 1999, the Company had three reportable segments: Animal Hospitals, Laboratories and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospitals provide veterinary services for companion animals and sell related retail products. The Laboratories provide testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the Animal Hospitals and Laboratories segments. The Corporate segment includes the costs of the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions. Though Corporate does not generate revenue, it is being included as a reportable segment to provide a better understanding of the Company as a whole.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's 1999 Annual Report Form 10-K, as amended. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all inter-segment sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

         Below is a summary of certain financial data for each of the three segments (in thousands):



                                                                           Inter-Segment
                                       Animal                                   Sales
                                      Hospitals   Laboratories    Corporate   Eliminations        Totals
                                      ---------   ------------    ---------   ------------        ------
THREE MONTHS ENDED JUNE 30, 2000
   Revenues ....................      $ 63,472      $ 31,921      $   --         $ (1,459)      $ 93,934
   Operating income (loss) .....        12,163        10,216        (4,855)          --           17,524
   Depreciation/amortization
   expense .....................         3,094         1,126           236           --            4,456
   Capital expenditures ........         3,579           593           478           --            4,650

THREE MONTHS ENDED JUNE 30, 1999
   Revenues ....................      $ 60,434      $ 27,276      $   --         $ (1,546)      $ 86,164
   Operating income (loss) .....        11,295         7,868        (4,248)          --           14,915
   Depreciation/amortization
   expense .....................         2,915         1,093           169           --            4,177
   Capital expenditures ........         4,114           510           379           --            5,003

SIX MONTHS ENDED JUNE 30, 2000
   Revenues ....................      $119,692      $ 60,726      $   --         $ (3,133)      $177,285
   Operating income (loss) .....        20,156        18,472       (10,029)          --           28,599
   Depreciation/amortization
   expense .....................         5,949         2,207           451           --            8,607
   Capital expenditures ........         7,750           980         1,069           --            9,799

SIX MONTHS ENDED JUNE 30, 1999
   Revenues ....................      $110,160      $ 52,845      $   --         $ (3,003)      $160,002
   Operating income (loss) .....        17,510        14,874        (8,294)          --           24,090
   Depreciation/amortization
   expense .....................         5,477         2,192           405           --            8,074
   Capital expenditures ........         6,198         1,140           496           --            7,834

AT  JUNE 30, 2000
   Identifiable assets .........      $291,339      $111,369      $ 41,965       $   --         $446,889
AT JUNE 30, 1999
   Identifiable assets .........      $262,274      $107,482      $ 53,999       $   --         $423,755
AT DECEMBER 31, 1999
   Identifiable assets .........      $280,742      $105,224      $ 40,534       $   --         $426,500


     Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed consolidated statements of operations (in thousands):


                                                       Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                         2000         1999         2000         1999
                                                       -------      -------      -------      -------
Total segment operating income after eliminations      $17,524      $14,915      $28,599      $24,090
   Interest income ..............................          324          402          439          868
   Interest expense .............................        2,602        2,733        5,139        5,388
   Gain on sale of VPI ..........................         --           --          3,200         --
   Minority interest ............................          325          269          515          405
                                                       -------      -------      -------      -------
Income before provision for income taxes ........      $14,921      $12,315      $26,584      $19,165
                                                       =======      =======      =======      =======


(10) RECLASSIFICATIONS

     Certain 1999 balances have been reclassified to conform with the 2000 financial statement presentation.

(11) ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, based on the guidance of SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet assessed the impact of the adoption of SFAS 133.

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

     On March 30, 2000, we entered into an Agreement and Plan of Merger ("Merger Agreement") with Vicar Recap, Inc. ("Vicar Recap"), a Delaware corporation and wholly owned by Green Equity Investors III, L.P. ("Green"), and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of our company. According to the terms of the Merger Agreement, we will be merged with and into Vicar Recap, with the Company as the surviving corporation ("the Merger"). As a result of the merger, Green and its affiliates and a group of the Directors, officers and employees will become the owners of 100% of the Company's common stock. In the merger, each outstanding share of the Company's common stock, par value $0.001 per share, (other then shares held by dissenting stockholders, Vicar Recap, Green, certain members of management and in our treasury) will be converted into the right to receive a cash payment of $15.00, without interest.

     Since certain members of management of our company have a direct financial interest in the merger, the Board of Directors established a special committee, comprised of members with no financial interest in the merger, to assess the merger. The special committee retained two financial advisors, Jefferies & Company, Inc. and Houlihan Lokey Howard & Zukin Capital, to assess the fairness of the merger. Both financial advisors found the $15.00 per share price to be fair, from a financial point of view, to the Company's public stockholders. Relying on the special committee's unanimous approval of the merger agreement and related transactions, the Board of Directors approved the merger agreement and related transactions.

     Completion of the merger is subject to various conditions, including stockholder approval, securing the financing necessary in connection with the consummation of the merger and obtaining all necessary permits and approvals. In addition, the completion of the merger is subject to the execution of certain agreements including, a management services agreement, a stockholders' agreement and various employment agreements.

     The merger agreement provides that under certain conditions, we may terminate the merger agreement and accept a proposal determined by the Board of Directors to be superior, from a financial point of view, to the Company's stockholders (other then to the management stockholders), subject to the payment of a termination fee to Vicar Recap of $10 million. The merger agreement further provides that in the event the Company is not required to pay the $10 million termination fee and the merger is terminated because we breached a covenant or representation or warranty contained in the merger agreement or are unable to obtain stockholder approval of the merger agreement and related transactions, the Company may be required to pay Vicar Recap fees and expenses, up to $1 million, incurred in connection with the merger. Either party may terminate the merger agreement if the merger is not consummated on or before September 30, 2000, subject to certain conditions.

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

RESULTS OF OPERATIONS

REVENUES

     Animal Hospitals represented 67.6% and 70.1% of total Company revenues for the three months ended June 30, 2000 and 1999, respectively. Animal Hospitals represented 67.5% and 68.8% of total Company revenues for the six months ended June 30, 2000 and 1999, respectively. Laboratories represented 32.4% and 29.9% of total Company revenues for the three months ended June 30, 2000 and 1999, respectively. Laboratories represented 32.5% and 31.2% of total Company revenues for the six months ended June 30, 2000 and 1999, respectively.

     The reported revenues of Animal Hospitals consist of the revenues of animal hospitals owned by the Company and the management fees charged by the Company to independent professional corporations ("PCs"). At June 30, 2000, the Company owned and managed 201 animal hospitals, of which 49 were located in states that prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, the Company has contracted with PCs who provide all veterinary medical care. The Company provides administrative functions with respect to these 49 animal hospitals. In return for its services, the Company receives management fees from the PCs, which have been included in the reported revenues for Animal Hospitals. The Company does not consolidate the operations of the PCs.

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

     The following table summarizes the Company's revenues for both the three and six months ended June 30, 2000 and 1999 (amounts in thousands):


                                            Three Months Ended                        Six Months Ended
                                                 June 30,                                 June 30,
                                                             % Increase/                                 % Increase/
                                   2000            1999      (Decrease)       2000          1999         (Decrease)
                                ---------       ---------    ----------     ---------     ---------      ----------
Animal Hospitals Owned and
Managed ..................      $  70,928       $  63,386       11.9%       $ 133,642     $ 114,724          16.5%
Less: Revenues of PCs ....        (15,937)        (12,593)      26.6%         (29,268)      (19,074)         53.4%
Add:  Management Fees
      Charged to PCs .....          8,481           9,641      (12.0%)         15,318        14,510           5.6%
                                ---------       ---------                   ---------     ---------          ----
Animal Hospitals Reported       $  63,472       $  60,434        5.0%       $ 119,692     $ 110,160           8.7%

Laboratories .............         31,921          27,276       17.0%          60,726        52,845          14.9%
Intercompany Sales .......         (1,459)         (1,546)                       --          (3,133)       (3,003)
                                ---------       ---------                   ---------     ---------          ----
                                $  93,934       $  86,164        9.0%       $ 177,285     $ 160,002          10.8%
                                =========       =========                   =========     =========          ====


     The increases in Animal Hospitals revenues for the 2000 periods from the 1999 comparable periods were primarily the result of the increase in the number of facilities owned and the number of animal hospitals managed by the Company. The results for 2000 include the revenues of 13 animal hospitals acquired and an additional 11 animal hospitals managed subsequent to June 30, 1999.

     Pursuant to the restructuring agreement and other related agreements between Heinz Pet Products and the Company, the Company agreed to provide certain consulting and management services for a three-year period that commenced February 1, 1997 and ended January 31, 2000. The agreements call for the Company to receive an aggregate fee of $15.3 million, payable in semi-annual installments over a five-year period (the "Consulting Fees"). For the three and six months ended June 30, 1999, Animal Hospital revenue included the Consulting Fees of $1,275,000 and $2,550,000, respectively. For the six months ended June 30, 2000, Animal Hospital revenue included the Consulting Fees of $425,000. There were no Consulting Fees earned during the three months ended June 30, 2000 as the three year service period ended in the first quarter of 2000. Had the Consulting Fees not been included, Animal Hospitals' revenues would have been $59,159,000 for the three months ended June 30, 1999 and the increase for the comparable period, the three months ended June 30, 2000, would have been 7.3%. In addition, Animal Hospitals' revenues would have been $119,267,000 and $107,610,000 for the six month periods ended June 30, 2000 and 1999, respectively, for an increase that would have been 10.8%.

     The increase in Animal Hospitals revenues that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, was approximately 7.2% and 7.7% for the three and six months ended June 30, 2000, respectively. Same-store facilities are animal hospitals that were owned as of the beginning of the prior-year period.

     Had the PCs operations been consolidated with owned veterinary practices ("Combined Hospital Operations"), the increases in combined revenues resulting from changes in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, would have been 6.6% and 7.4% for the three and six months ended June 30, 2000, respectively.

     Effective October 1, 1999 for the independent professional corporation located in Texas and January 1, 2000 for all other PCs, non-veterinarian employees ceased working directly for the Company and were hired by the PCs. The PCs bear all labor costs directly associated with the managed animal hospitals. Before this change, only veterinarians were employed by the PCs, and the Company provided non-veterinarian labor as part of its management agreement with the PCs. As a result, the management fees charged to the PCs by the Company have decreased. Had this change not occurred and had the Company provided the non-veterinarian labor for the PCs, the management fees for the three and six months ended June 30, 2000 would have been $11,819,000 and $21,723,000, respectively, reflecting an increase of 22.6% and 49.7 % from the prior year period.

     The increase in Laboratories' revenues for the three and six months ended June 30, 2000 is primarily due to success achieved with increased marketing efforts, a pricing increase and the revenues from one veterinary diagnostic laboratories acquired since June 30, 1999.

GROSS PROFIT

     The following table summarizes the Company's gross profit for both the three and six months ended June 30, 2000 and 1999 (amounts in thousands):


                                        Three Months Ended June 30,                Six Months Ended June 30,
                                    2000         1999       % Increase        2000         1999        % Increase
                                 ---------    ---------     ----------     ---------     --------      ----------
Animal Hospitals .............   $  15,257    $  15,057         1.3%       $  26,105     $  24,085         8.4%
Laboratories .................      13,022       10,288        26.6%          23,859        19,821        20.4%
                                 ---------   ----------                    ----------    ---------
                                 $  28,279    $  25,345        11.6%       $  49,964     $  43,906        13.8%
                                 =========   ==========                    ==========    =========

     Gross profit for Animal Hospitals is comprised of revenues less all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel, facilities rent, occupancy costs, supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Animal Hospitals' gross profit represented 24.0% and 24.9% of Animal Hospitals' revenues for the three months ended June 30, 2000 and 1999, respectively, and 21.8% and 21.9% for the six months ended June 30, 2000 and 1999, respectively. For the three and six months ended June 30, 1999, Animal Hospital revenue and gross profit included the Consulting Fees of $1,275,000 and $2,550,000, respectively. For the six months ended June 30, 2000, Animal Hospital revenue and gross profit included the Consulting Fees of $425,000. There were no Consulting Fees earned during the three months ended June 30, 2000 as the agreement ended January 31, 2000. Had the Consulting Fees not been included in Animal Hospital revenues and gross profit, Animal Hospitals' gross profit would have represented 23.3% of Animal Hospitals' revenues for the three months ended June 30, 1999 and 21.5% and 20.0% for the six months ended June 30, 2000 and 1999, respectively.

     As discussed previously under REVENUES, the Company no longer provides non-veterinarian labor as part of its management agreement with the PCs. As a result, the management fees charged to the PCs have decreased in 2000 compared to the comparable 1999 periods. Had this change not occurred and had the Company provided the non-veterinarian labor for the PCs, the gross profit margin for the three and six month periods ended June 30, 2000 would have been 22.8 % and 20.7 %, respectively.

     Gross profit margins for the Combined Hospital Operations would have been 21.5% and 23.8% for the three months ended June 30, 2000 and 1999, respectively, and 19.5 % and 21.0 % for the six months ended June 30, 2000 and 1999, respectively.

     The gross profit margin for same-store hospitals owned by the Company prior to April 1, 1999 was 23.7% and 24.8% for the three months ended June 30, 2000 and 1999, respectively, and for those owned by the Company prior to January 1, 1999 was 21.3% and 20.7% for six months ended June 30, 2000 and 1999, respectively. The gross profit margin for newly acquired hospitals (those acquired by the Company after the beginning of the period presented) was 26.1% and 23.9% for the three and six months ended June 30, 2000, respectively. Gross profit margins for same-store and newly acquired hospitals have been calculated excluding the Consulting Fees of $1,275,000 earned in and recognized during the three months ended June 30, 1999 and $425,000 and $2,550,000 earned and recognized during the six months ended June 30, 2000 and 1999, respectively.

     Same-store gross profit margins for the Combined Hospital Operations would have been 22.3% and 23.2% for the three months ended June 30, 2000 and 1999, respectively, and 20.0% and 19.6% for the six months ended June 30, 2000 and 1999, respectively.

     Gross profit of the Laboratories is comprised of revenues less all direct costs of services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs, and supply costs. Laboratories gross profit represented 40.8% and 37.7% of Laboratories revenues for the three months ended June 30, 2000 and 1999, respectively, and 39.3% and 37.5 % for the six months ended June 30, 2000 and 1999, respectively.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     VCA Corporate selling, general and administrative expenses consist of administrative expense, including the salaries of corporate officers, other professional expenses, rent and occupancy costs associated with the Company's headquarters.

     Selling, general and administrative expense for the three and six months ended June 30, 2000 and 1999 is comprised of the following (amounts in thousands):


                                        Three Months Ended June 30,           Six Months Ended June 30,
                                           2000              1999               2000             1999
                                        ---------         ---------          ---------         --------
VCA Corporate ......................    $  4,619          $  4,079           $  9,578          $  8,210
Laboratories ......................        1,680             1,290              3,180             2,681
                                        ---------         ---------          ---------         ---------
                                        $  6,299          $  5,369           $ 12,758          $ 10,891
                                        =========         =========          =========         ========

     Selling, general and administrative expense as a percentage of total revenues was 6.7% and 6.2% for the three months ended June 30, 2000 and 1999, respectively, and 7.2% and 6.8% for the six months ended June 30, 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. Depreciation and amortization expense increased to $4,456,000 for the three months ended June 30, 2000 from $3,907,000 for the three months ended June 30, 1999, and increased to $8,607,000 for the six months ended June

30, 2000 from $7,460,000 for the six months ended June 30, 1999. The increase in depreciation and amortization expense is due to the purchase of property and equipment and the acquisition of animal hospitals and laboratories since June 30, 1999. The Company's policy is to amortize goodwill over the expected period to be benefited, not exceeding 40 years.

RESTRUCTURING RESERVES

     During 1997, the Company reviewed the financial performance of its animal hospitals. As a result of this review, certain animal hospitals were determined not to meet the Company's performance standards. Accordingly, the Company adopted a restructuring plan (the "1997 Plan"). During the three months ended June 30, 2000, pursuant to the 1997 Plan, the Company incurred $31,000 of cash expenditures for lease and other contractual obligations. During the six months ended June 30, 2000, pursuant to the 1997 Plan, the Company incurred $55,000 of cash expenditures for lease and other contractual obligations.

     At June 30, 2000, the 1997 Plan restructuring reserve liability balance was $288,000, consisting primarily of lease obligations. Activities included in the 1997 Plan were completed in 1999, although certain lease obligations will continue through 2005.

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

     Cash provided by operations during the six months ended June 30, 2000 was $26,421,000 compared to $25,411,000 for the comparable period ended June 30, 1999, for an increase of $1,010,000. The most significant component of this increase relates to the increase in net income.

     During the six months ended June 30, 2000, the Company used cash of $5,590,000 to acquire 9 animal hospitals and one veterinary diagnostic laboratory. During the six months ended June 30, 1999, the Company used cash of $13,196,000 to acquire 19 animal hospitals and two veterinary diagnostic laboratory, respectively. From July 1, 2000 through August 8, 2000, the Company used cash of approximately $941,000 to acquire two animal hospitals, one of which was merged upon acquisition into an existing VCA facility.

     During the six months ended June 30, 2000 and 1999, the Company used $9,799,000 and $7,834,000, respectively, to purchase property and equipment and $12,360,000 and $9,168,000 to reduce long-term obligations, respectively.

     The Company has current debt payment obligations related to the Animal Hospitals and Laboratories operations owned as of June 30, 2000 of approximately $18.5 million. Interest payments on the convertible debentures amount to $4,430,000 annually. In addition, the Company is building or has plans to upgrade, expand or replace facilities for 10 animal hospitals for a total cost of approximately $9 million, as well as to replace or upgrade equipment, as needed.

     During the second quarter of 2000, the Company invested $5.0 million in convertible preferred stock of yopet.com inc., a start-up corporation majority-owned and controlled by Robert A. Antin, the Chief Executive Officer and a director of the Company.

     At June 30, 2000, the Company had cash and cash equivalents of $1,099,000 and no bank or institutional indebtedness. The Company has achieved its growth in the past, and anticipates it will continue its growth in the future through the acquisition of animal hospitals for cash, stock and notes. The Company anticipates it will complete the acquisition of an additional 15 to 20 individual animal hospitals during the next twelve months, which will require cash of up to $15 million. In addition, the Company continues to examine acquisition opportunities in the veterinary laboratory field, which may impose additional cash requirements.

     On June 15, 2000, the Company entered into a credit agreement with a bank to provide a $15 million line of credit. The proceeds from advances on the credit line are to be used to finance acquisitions and up to $3 million for working capital needs. The outstanding principle balance will bear interest at an annual rate equal to the prime rate minus one-quarter percent. The credit agreement expires on November 30, 2000. As of August 8, 2000, no advances had been drawn by the Company under this credit agreement.

     Completion of the proposed Merger is subject to, among other things, the condition that all financing that is necessary in connection with the completion of the transactions contemplated by the Merger Agreement shall have been obtained. The total amount expected to be required is approximately $540 million, to be comprised of approximately $251 million of credit facilities, $120 million of debentures, $156 million of equity contributions and $13 million of cash from the Company.

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

CERTAIN RISKS ASSOCIATED WITH THE MERGER

     On March 30, 2000, we entered into an Agreement and Plan of Merger with Vicar Recap, Inc., a Delaware corporation and wholly owned by Green Equity Investors III, L.P., and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of our company. According to the terms of the merger agreement, we will be merged with and into Vicar Recap, with our company as the surviving corporation. As a result of the merger, Green Equity Investors III and its affiliates and a group of our directors, officers and employees will become the owners of 100% of our common stock. In the merger, each outstanding share of our common stock, par value $0.001 per share, (other then shares held by dissenting stockholders, Vicar Recap, Green Equity Investors III, certain members of management and in our treasury) will be converted into the right to receive a cash payment of $15.00, without interest. We retained two financial advisors to assess the fairness of the merger. Both financial advisors found the $15.00 per share price to be fair, from a financial point of view, to our public stockholders.

     Consummation of the merger is subject to various conditions, including approval of the merger by our stockholders, securing the financing necessary to consummate the merger and related transactions and obtaining all necessary permits and approvals. Although Recap has obtained binding commitments for the required financing, these commitments also contain a variety of conditions. As a result of the various conditions to complete the merger, we cannot assure you that the merger will be consummated.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

     Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc., Pets' Rx, Inc., as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. In 1999, we acquired 39 animal hospitals and two veterinary diagnostic laboratories. As a result of these acquisitions, our revenues grew from $181.4 million in 1996 to $320.6 million in 1999. In 2000 through August 8, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. Three of the hospitals and the laboratory purchased in 2000 were merged upon acquisition into existing facilities.

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

SUBSTANTIAL LEVERAGE - OUR SIGNIFICANT AMOUNT OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

     We have a significant amount of indebtedness. We incurred our debt primarily in connection with the acquisition of our animal hospitals and veterinary diagnostic laboratories and through the sale of the $84,385,000 of 5.25% convertible debentures in April 1996. In certain instances, the debt we incur in connection with the acquisition of animal hospitals is secured by the assets of the acquired hospital. At June 30, 2000, we had consolidated long-term obligations (including current portion) of $156 million and our ratio of long-term debt (including current portion) to total stockholders' equity was
0.63 to 1. We will require substantial capital to finance our anticipated growth, so we expect to incur additional debt in the future.

WE HAVE RISKS ASSOCIATED WITH OUR INTANGIBLE ASSETS

     A substantial portion of our assets consists of intangible assets, including goodwill and covenants not to compete relating to the acquisition of animal hospitals and veterinary diagnostic laboratories. At June 30, 2000, our balance sheet reflected $305 million of intangible assets of these types, which is a substantial portion of our total assets of $447 million at that date. We expect that the aggregate amount of goodwill and other intangible assets on our balance sheet will increase as a result of future acquisitions. An increase will have an adverse impact on earnings because goodwill and other intangible assets will be amortized against earnings. If our Company is sold or liquidated, we cannot assure you that the value of these intangible assets will be realized.

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

OUR SUCCESS DEPENDS ON KEY MEMBERS OF MANAGEMENT

     Our success will continue to depend on our executive officers and other key management personnel, particularly our Chief Executive Officer, Robert L. Antin. Our company has employment contracts with Mr. Robert Antin, Mr. Arthur Antin, Chief Operating Officer and Mr. Neil Tauber, Senior Vice President. Each of these agreements terminates in January 2002. We have no other employment contracts with our officers. None of our officers is a party to non-competition covenants which extend beyond the term of their employment with us. We do not maintain any key man life insurance coverage on the lives of our senior management. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We cannot assure you that we will be able to retain our executive officers and key personnel or attract additional qualified members to management in the future. Also, the success of certain of our acquisitions may depend on our ability to retain selling veterinarians of the acquired companies. If we lose the services of any key manager or selling veterinarian, our business may be materially adversely affected.

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

     We cannot assure you that we will successfully defend the allegations included in the complaints or that a motion to enjoin the transactions contemplated by the merger agreement will not be made, and if made, that it would not be granted. The inability of the Company to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation could result in the Company being required to pay substantial monetary damages for which the Company may not be adequately insured, which could have a material adverse effect on the Company's business, financial position and results of operations. Regardless of whether the Merger is consummated or the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, we are unable to estimate the impact of any potential liabilities associated with the complaints.

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

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

     Our Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock. Our Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of our common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to our common stock which could have a material adverse effect on the market value of our common stock.

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

 SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

     Future sales by existing stockholders could adversely affect the prevailing market price of our common stock. As of August 8, 2000, we had 21,937,069 shares of common stock outstanding (including 620,511 shares held in treasury), most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act of 1933 as amended. As of August 8, 2000, there are also 3,734,482 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.


VOLATILITY OF STOCK PRICE

     Historically, our stock price has been volatile. Factors that may have significant impact on the market price of our stock include:

     o    variations in quarterly operating results
     o    litigation involving us
     o    announcements by us or our competitors
     o    general conditions in the animal health care industry

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits:
                ---------
                     Exhibit 27.1  Financial Data Schedule

          (b)   Reports on Form 8-K:
                --------------------
                      Current Report on Form 8-K, Item 5 filed April 4, 2000. Current Report on Form 8-K, Item 5 filed April 6, 2000. Current Report on Form 8-K, Item 5 filed April 14, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VETERINARY CENTERS OF AMERICA, INC




Date:  August 8, 2000                   /s/ Tomas W. Fuller
                                        ---------------------------------------
                                        Tomas W. Fuller
                                        Chief Financial Officer

                                  EXHIBIT INDEX



ITEM                 EXHIBIT                                       PAGE
----                 -------                                       ----
27.1                 Financial Data Schedule                       23