Form 10-K/A
period 1999-12-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-08-25
CIK 817366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

At August 9, 2000, there were outstanding 15,875,646 shares of the Common Stock of Registrant and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($14.25 per share) of the Registrant's Common Stock on the NASDAQ National Market, was $226,227,956. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

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

EXPAND THROUGH ACQUISITIONS IN NEW AND EXISTING MARKETS

        Since 1986 the Company has expanded rapidly from a single animal hospital in Los Angeles to a nationwide network of 197 animal hospitals in 29 states at March 15, 2000. As a result of these acquisitions and their successful integration into the Company's operations, the Company has gained a leadership position in the animal hospital industry, allowing it to expand into the veterinary diagnostics laboratory business. Since March 1994 the Company has acquired the businesses of 18 veterinary diagnostic laboratories, which have been consolidated into 13 facilities, making it the nation's largest network of veterinary-exclusive diagnostic laboratories serving over 13,000 animal hospitals located in all 50 states. The Company plans to continue its aggressive hospital acquisition program. The Company will also consider acquiring multiple hospital organizations and veterinary diagnostic laboratories, as opportunities arise.

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


           Western States                  Central States                    Eastern States
        -------------------             ------------------           ------------------------
        Alaska            4             Illinois        15           Alabama                1
        Arizona           1             Indiana          7           Connecticut            2
        California       40             Michigan        12           Delaware               3
        Colorado          2             Missouri         1           Florida               18
        Hawaii            1             Nebraska         1           Georgia                1
        Nevada            6             Ohio             5           Maryland               8
        New Mexico        3                                          Massachusetts          8
        Texas             9                                          New Jersey             9
        Utah              2                                          New York              19
                                                                     North Carolina         2
                                                                     Pennsylvania          10
                                                                     South Carolina         1
                                                                     Virginia               5
                                                                     West Virginia          1
                        ---                            ---                                ---
        Totals           68                             41                                 88
                        ===                            ===                                ===

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

ITEM 2. PROPERTIES

        The Company's corporate headquarters and principal executive offices are located in West Los Angeles, California, in approximately 30,000 square feet of leased space costing $47,712 per month. The Company maintains leased and owned facilities at 239 other locations which house its animal hospitals and laboratories. The Company owns 64 facilities and the remainder are leased. For the year ended December 31, 1999, the Company had lease costs of approximately $9,527,000 and the Company expects to have lease costs at facilities existing at December 31, 1999 of approximately $9,842,000 in 2000. Lease costs for the hospitals acquired between December 31, 1999 and March 15, 2000, will amount to approximately $105,000 in 2000. The Company believes that its real property facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        We are aware of six complaints that have been filed relating to the Merger (as defined in Item 7 below under the heading "Recent Developments"). The Company and members of the Board of Directors have been named as defendants in class actions lawsuits filed in the Delaware Court of Chancery and the California Superior Court.

        While the allegations contained in each complaint are not identical, the complaints generally assert that the $15.00 per share price to be paid to our public stockholders is inadequate and does not represent the value of the assets and future prospects of the Company. The complaints also generally allege that the defendants engaged in self-dealing without regard to conflicts of interest and that the defendants breached their fiduciary duties in approving the Merger Agreement (as defined in Item 7 below under the heading "Recent Developments").

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq Stock Market under the symbol "VCAI." The following table sets forth the range of high and low last sale prices per share for the common stock as quoted on the Nasdaq Stock Market for the periods indicated:


                                                       High                 Low
                                                      ------              -------
        Fiscal 1998 by Quarter
             First ............................       16 1/2              13 5/16
             Second ...........................       19 7/16             15 1/2
             Third ............................       20 5/8              16 1/2
             Fourth ...........................       20 3/16             13 3/8

        Fiscal 1999 by Quarter
             First ............................       20 1/8              14 1/8
             Second ...........................       15                  13
             Third ............................       14 7/16             10 15/16
             Fourth ...........................       13 3/8               9 5/16

        At August 9, 2000, the closing price of the common stock on the Nasdaq Stock Market was $14 1/4.

        At August 9, 2000, there were approximately 642 holders of record of the Company's common stock.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(In thousands, except for per share data)


                                                                           For the Years Ended December 31,
                                                          --------------------------------------------------------------------
                                                            1999            1998         1997           1996            1995
                                                          ---------      ---------     ---------      ---------      ---------
Revenues ............................................     $ 320,560      $ 281,039     $ 235,913      $ 181,428      $ 107,694
Gross profit ........................................        86,902         71,659        57,283         42,574         27,595
Selling, general and administrative expense .........        22,457         19,693        17,676         19,735         13,684
Depreciation and amortization expense ...............        15,496         13,132        11,199          7,496          4,144
Year 2000 remediation expenses ......................         2,839             --            --             --             --
Year 2000 accelerated depreciation ..................           967             --            --             --             --
Merger costs ........................................            --             --            --          2,901             --
Restructuring charges and write-down of
   assets ...........................................            --             --         2,074         15,213          3,234
Reversal of restructuring charges ...................        (1,873)            --        (2,074)            --             --
Operating income (loss) .............................        47,016         38,834        28,408         (2,771)         6,533
Interest income .....................................         1,194          2,357         4,182          4,487            828
Interest expense ....................................        10,643         11,189        11,593          7,812          3,377
Minority interest in income of subsidiaries .........           850            780           424          6,577          2,960
Provision for income taxes ..........................        16,462         12,954         9,347          1,959          2,238
Income tax adjustment ...............................        (2,102)            --            --             --             --
Net income (loss) ...................................        22,357         16,268        11,226        (14,632)        (1,214)
Diluted earnings per share:
   Net earnings (loss) per common share .............     $    1.02      $    0.74     $    0.53      $   (0.92)     $   (0.13)
   Shares used for computing
      diluted earnings (loss) per share .............        21,985         21,940        21,013         15,942          9,224


CONSOLIDATED BALANCE SHEET DATA:
(In thousands)


                                                                                  As of December 31,
                                                          --------------------------------------------------------------------
                                                            1999           1998          1997           1996           1995
                                                          ---------      ---------     ---------      ---------      ---------
Cash and cash equivalents ...........................     $  10,620      $   8,977     $  19,882      $  29,621      $   5,396
Marketable securities ...............................         5,313         33,358        51,371         73,306         42,155
Total assets ........................................       426,500        393,960       386,089        354,009        153,416
Current portion of long-term obligations
   and notes payable ................................        21,901         17,431        19,369         14,055          7,496
Long-term obligations, less current portion .........       139,634        142,356       154,506        134,767         36,778
Total stockholders' equity ..........................       231,229        202,685       180,851        167,350         90,217

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

RECENT DEVELOPMENTS

        On August 11, 2000, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Vicar Recap, Inc. ("Recap"), a Delaware corporation and wholly owned by Green Equity Investors III, L.P. ("GEIII"), and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company. According to the terms of the Merger Agreement, the Company will be merged with and into Recap, with the Company as the surviving corporation (the "Merger"). In the Merger, each outstanding share of the Company's stock, par value $.001 per share, (other than shares held by certain members of management and employees that are retained as shares of the surviving company, shares held by dissenting stockholders, Recap, GEIII and in the Company's treasury) will be converted into the right to receive a cash payment of $15.00, without interest. Certain members of management and employees of the Company will retain shares of common stock of the Company as common stock of the surviving corporation or provide other consideration of equivalent value to acquire, in aggregate, approximately 266,666 shares of common stock of the surviving company. The Board of Directors, relying on the recommendation of a special committee of the Board of Directors, comprised of directors who have no financial interest in the Merger that is different from the interests of the company's public stockholders, unanimously approved the Merger Agreement. The Merger is subject to stockholder approval and other customary closing conditions.

        Completion of the proposed Merger is subject to, among other things, the condition that all financing necessary in connection with the completion of the transactions contemplated by the Merger Agreement shall have been obtained. The total amount expected to be required is approximately $540 million, to be comprised of approximately $251 million of credit facilities, $120 million of debentures, $156 million of equity contributions and $13 million of cash from the Company.

        During the second quarter of 2000, the Company invested $5.0 million in convertible preferred stock of yopet.com inc., a start-up corporation majority-owned and controlled by Robert A. Antin, the Chief Executive Officer and a director of the Company.

        On June 15, 2000, the Company entered into a credit agreement with Wells Fargo Bank, National Association to provide a $15 million line of credit. The proceeds from advances on the credit line are to be used to finance acquisitions and up to $3 million for working capital needs. The outstanding principal balance will bear interest at an annual rate equal to the prime rate minus one-quarter percent. The credit agreement expires on November 30, 2000. As of August 9, 2000, no advances had been drawn by the Company under this credit agreement.

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

        From January 1, 2000 through August 9, 2000, the Company purchased 11 animal hospitals, three of which were merged into existing VCA facilities, and one veterinary diagnostic laboratory, which was also merged into an existing VCA facility, for an aggregate consideration (including acquisition costs) of $13,924,000, consisting of $5,897,000 in cash, $7,802,000 in debt and the assumption of liabilities totaling $225,000. The $13,924,000 aggregate purchase price was allocated as follows: $503,000 to tangible assets, $12,792,000 to goodwill and $629,000 to other intangible assets.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of certain items in relation to revenues:


                                                                           Percentage of Revenues
                                                                        For the Years Ended December 31,
                                                                   1999               1998              1997
                                                                  ------------------------------------------
         Revenues ....................................            100.0%             100.0%            100.0%
         Direct costs ................................             72.9               74.5              75.7
                                                                  -----              -----             -----
            Gross profit .............................             27.1               25.5              24.3
         Selling, general and administrative expense .              7.0                7.0               7.5
         Depreciation and amortization expense .......              4.8                4.7               4.7
         Year 2000 remediation expense ...............              0.9                 --                --
         Year 2000 accelerated depreciation ..........              0.3                 --                --
         Restructuring charges .......................               --                 --               0.9
         Reversal of restructuring charges ...........             (0.6)                --              (0.9)
                                                                  -----              -----             -----
            Operating income .........................             14.7               13.8              12.1
         Interest income .............................              0.4                0.8               1.8
         Interest expense ............................              3.3                4.0               4.9
                                                                  -----              -----             -----
            Income before minority interest and income
               taxes .................................             11.8               10.6               9.0
         Minority interest in income of subsidiaries .              0.3                0.3               0.2
                                                                  -----              -----             -----
            Income before income taxes ...............             11.5               10.3               8.8
         Provision for income taxes ..................              5.1                4.6               4.0
         Income tax adjustment .......................             (0.6)                --                --
                                                                  -----              -----             -----
            Net income ...............................              7.0%               5.7%              4.8%
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

        REVENUES OF PCS -- represents the unconsolidated and unrecognized revenues of the PCs.

        MANAGEMENT FEES CHARGED TO PCS -- represents the fees that the PCs pay to the Company in return for the Company's services.

        The following table summarizes the Company's revenues for each of the three years ended December 31, 1999 (amounts in thousands):


                                                                                                     1999 %         1998 %
                                                        1999          1998           1997           Increase       Increase
                                                     ---------      ---------     ---------        ---------      ---------
Veterinary Practices Owned and Managed .........       235,715        202,577        174,024            16.4%          16.4%
Less: Revenues of PCs ..........................       (42,829)       (24,914)       (15,603)           71.9%          59.7%
Add: Management fees charged to PC's ...........        30,202         19,325         12,127            56.3%          59.4%
                                                     ---------      ---------     ---------
Animal Hospitals, reported .....................       223,088        196,988        170,548            13.2%          15.5%

Laboratories ...................................       103,282         89,896         68,997            14.9%          30.3%
Premium Pet Food ...............................            --             --          1,064              --             --
Intercompany Sales .............................        (5,810)        (5,845)        (4,696)             --             --
                                                     ---------      ---------     ---------
                                                     $ 320,560      $ 281,039      $ 235,913            14.1%          19.1%
                                                     =========      =========     =========

        Revenues of PCs and the corresponding management fees have increased from 1997 through 1999 due to an increase in PCs. The Company managed 44, 22 and 20 veterinary practices owned by PCs in 1999, 1998 and 1997, respectively.

        The increases in reported Animal Hospitals revenues from 1997 through 1999 were primarily the result of the increase in the number of facilities owned and the number of PCs managed by the Company. The results for 1999 include the revenues and management fees of an additional 39 veterinary practices added subsequent to December 31, 1998. The results for 1998 include the revenues and management fees of an additional 11 veterinary practices added subsequent to December 31, 1997. The increase in revenues that resulted from increases in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, were approximately 2.5% and 5.9% for the years ended December 31, 1999 and 1998, respectively. Same-store facilities are animal hospitals that were owned as of the beginning of the prior-year periods.

        Had the revenues of the PCs been consolidated with owned veterinary practices, the increases in combined revenues resulting from changes in volume or prices at same-store facilities, as compared to the corresponding period in the prior year, would have been 2.6% and 5.8% for the years ended December 31, 1999 and 1998, respectively.

        The increase in Laboratories' revenues for the year ended December 31, 1999 is primarily due to success achieved with increased marketing efforts and the acquisition of the business of two veterinary diagnostic laboratories since December 31, 1998. In addition to the these items revenues have primarily increased due to the $10.9 million acquisition on February 26, 1998, of certain assets of the veterinary diagnostics laboratory business from LabCorp, which generated revenues beginning April 1998.

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

GROSS PROFIT

        The following table summarizes the Company's gross profit for each of the three years ended December 31, 1999 (amounts in thousands):


                                                                     1999 %       1998 %
                                 1999        1998       1997        Increase      Increase
                               -------     -------     -------      --------      -------
Animal Hospitals .........     $49,019     $41,969     $32,390         16.8%        29.6%
Laboratories .............      37,883      29,690      24,325         27.6%        22.1%
Premium Pet Food .........          --          --         568           --            --
                               -------     -------     -------
                               $86,902     $71,659     $57,283         21.3%        25.1%
                               =======     =======     =======

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

                                          1999        1998        1997
                                        -------     -------     -------
         VCA Corporate ............     $16,847     $14,218     $13,093
         Laboratories .............       5,610       5,475       4,183
         Premium Pet Food .........          --          --         400
                                        -------     -------     -------
                                        $22,457     $19,693     $17,676
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

INTEREST EXPENSE

        Interest expense was $10,643,000 for 1999, $11,189,000 for 1998 and
$11,593,000 for 1997, representing a decrease of $546,000, or 4.9%, in 1999 and
$404,000, or 3.5%, in 1998. The decrease in 1998 from 1997 is the result in a decrease in total debt. Interest expense also decreased in 1999 relative to 1998 resulting from debt paydowns throughout 1999. The debt balance did not decrease from December 31, 1998 to December 31, 1999 due to additional long-term debt issued in connection with animal hospital acquisitions in December 1999.

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

        In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby additional shares of the Company's common stock and/or cash ("Earn-Out Payments") may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years, as set forth in the respective agreements (the "Earn-Out Arrangements"). The Earn-Out Arrangements provide for contingent Earn-Out Payments if the acquired entity achieves or exceeds contractually defined revenue targets during the defined earn-out period. The payments are either fixed in amount or are based on a multiplier of revenue. When the contingency is resolved and the additional consideration is distributed, the Company records the consideration issued as an additional cost of the acquired entity. The additional consideration of affected assets, usually goodwill, is amortized over the remaining life of the asset. Earn-Out Payments in 1999 amounted to approximately $326,000 consisting entirely of cash. Earn-Out Payments in 1998 amounted to approximately $358,000 consisting of $311,000 in cash and 2,394 shares of common stock valued on the date of issuance at $47,000.

At March 15, 2000, the Company was obligated under four Earn-Out Arrangements, two of which expire in 2000 and the remaining two expire in 2001 with payment due dates extending into 2002.

The following table summarizes projected annual payments, based upon historical activity and management's estimates of future operating results, to be made under existing Earn-Out Arrangements (in thousands):


        2000 .......................  $293
        2001 .......................   158
        2002 .......................    55

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

        The following table sets forth revenues, gross profit, net income and diluted earnings per share for each of the quarters in 1999 and 1998 (in thousands, except per share amounts):

                                                                       1999 Quarter Ended,
                                                      -------------------------------------------------------
                                                      Mar. 31         June 30         Sept. 30        Dec. 31
                                                      -------         -------         -------         -------
         1999
         Revenues ...........................         $73,838         $86,164         $83,590         $76,968
         Gross profit .......................          18,561          25,345          23,426          19,570
         Net income .........................           3,700           6,890           7,462           4,305
         Diluted earnings per share .........            0.17            0.31            0.34            0.20

                                                                       1998 Quarter Ended,
                                                      -------------------------------------------------------
                                                      Mar. 31         June 30        Sept. 30         Dec. 31
                                                      -------         -------         -------         -------
         1998
         Revenues ...........................         $62,069         $74,680         $74,599         $69,691
         Gross profit .......................          14,805          21,021          19,414          16,419
         Net income .........................           2,307           6,082           4,841           3,038
         Diluted earnings per share .........            0.11            0.28            0.22            0.14


                                                                       1997 Quarter Ended,
                                                      -------------------------------------------------------
                                                      Mar. 31         June 30        Sept. 30         Dec. 31
                                                      -------         -------        --------         -------
         1997
         Revenues ...........................         $55,428         $62,348         $61,230         $56,907
         Gross profit .......................          12,503          17,412          15,670          11,698
         Net income .........................           1,410           4,351           3,415           2,050
         Diluted earnings per share .........            0.07            0.21            0.16            0.10

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

RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

        Since January 1, 1996, we have experienced rapid growth and expansion. In 1996, we acquired The Pet Practice Inc. ("Pet Practice"), Pets' Rx, Inc. ("Pets' Rx"), as well as 22 individual animal hospitals and six veterinary diagnostic laboratories. In 1997, we acquired 15 animal hospitals and three veterinary diagnostic laboratories. In 1998, we acquired 11 animal hospitals and one veterinary diagnostic laboratory. In 1999, we acquired 39 animal hospitals and two veterinary diagnostic laboratories. As a result of these acquisitions, our revenues grew from $235.9 million in 1997 to $281.0 million in 1998 to $320.6 million in 1999. In 2000, through August 9, 2000, we acquired 11 animal hospitals, of which three were merged upon acquisition into existing VCA facilities, and one veterinary diagnostic laboratory, which was also merged upon acquisition into an existing VCA facility.

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

        -       short-term effects on our reported operating results

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

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

        The Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock. The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY IMPACT OUR STOCK PRICE

        Future sales by existing stockholders could adversely affect the prevailing market price of the common stock. As of August 9, 2000, VCA had 21,321,124 shares of common stock outstanding, most of which are either freely tradable in the public market without restriction or tradable in accordance with Rule 144 under the Securities Act. In addition, there are 620,511 shares held in treasury. There are also 3,734,482 shares of common stock issuable upon exercise of outstanding stock options; and 2,456,623 shares issuable upon conversion of convertible debentures. Shares may also be issued under price guarantees delivered in connection with acquisitions.

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

ITEM 8. FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                                -----------------




                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Public Accountants........................................................................  30
Consolidated Balance Sheets as of December 31, 1999 and 1998....................................................  31
Consolidated Income Statements For the Years Ended December 31, 1999, 1998 and 1997.............................  32
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended
   December 31, 1999, 1998 and 1997.............................................................................  33
Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997......................  34
Notes to Consolidated Financial Statements......................................................................  36

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



                                           /s/ Arthur Andersen LLP
                                           ARTHUR ANDERSEN LLP


Los Angeles, California
February 21, 2000

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                   A S S E T S


                                                                                    1999              1998
                                                                                 ---------          ---------
CURRENT ASSETS:
 Cash and cash equivalents .............................................         $  10,620          $   8,977
 Marketable securities .................................................             5,313             33,358
 Trade accounts receivable, less allowance for uncollectible accounts of
     $7,162 and $6,407 at December 31, 1999 and 1998, respectively .....            15,276             11,561
 Inventory .............................................................             5,455              4,608
 Prepaid expenses and other ............................................             4,544              4,366
 Deferred income taxes .................................................             4,213              4,111
 Prepaid income taxes ..................................................             3,986              5,040
                                                                                 ---------          ---------
    Total current assets ...............................................            49,407             72,021
PROPERTY AND EQUIPMENT, NET ............................................            70,336             50,140
OTHER ASSETS:
 Goodwill, net .........................................................           291,286            256,505
 Covenants not to compete, net .........................................             4,450              4,722
 Notes receivable, net .................................................             1,891              1,963
 Investment in Veterinary Pet Insurance ................................             5,000              5,000
 Deferred costs and other, net .........................................             4,130              3,609
                                                                                 ---------          ---------
                                                                                 $ 426,500          $ 393,960
                                                                                 =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations ..............................         $  21,901          $  17,431
 Accounts payable ......................................................             8,715              5,208
 Accrued payroll and related liabilities ...............................             7,258              5,426
 Accrued restructuring costs ...........................................               478              2,834
 Other accrued liabilities .............................................             7,418              9,524
                                                                                 ---------          ---------
    Total current liabilities ..........................................            45,770             40,423
LONG-TERM OBLIGATIONS, less current portion ............................           139,634            142,356
DEFERRED INCOME TAXES ..................................................             6,655              5,800
MINORITY INTEREST ......................................................             3,212              2,696
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value; authorized -- 60,000 shares:
      Issued and outstanding, including shares in treasury -- 21,708 and
          20,816 at December 31, 1999 and 1998, respectively ...........                20                 20
  Additional paid-in capital ...........................................           213,728            202,850
  Retained earnings ....................................................            25,737              3,380
  Other comprehensive income - unrealized loss on investment ...........              (361)              (468)
  Notes receivable from stockholders ...................................              (654)              (617)
  Less cost of common stock held in treasury -- 620 and 227 shares at
       December 31, 1999 and 1998, respectively ........................            (7,241)            (2,480)
                                                                                 ---------          ---------
    Total stockholders' equity .........................................           231,229            202,685
                                                                                 ---------          ---------
                                                                                 $ 426,500          $ 393,960
                                                                                 =========          =========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                              1999               1998              1997
                                                                            ---------          ---------         ---------
Revenues ..........................................................         $ 320,560          $ 281,039         $ 235,913
Direct costs ......................................................           233,658            209,380           178,630
                                                                            ---------          ---------         ---------
     Gross profit .................................................            86,902             71,659            57,283
Selling, general and administrative expense .......................            22,457             19,693            17,676
Depreciation and amortization expense .............................            15,496             13,132            11,199
Year 2000 remediation expenses ....................................             2,839                 --                --
Year 2000 accelerated depreciation ................................               967                 --                --
Reversal of restructuring charges .................................            (1,873)                --            (2,074)
Restructuring charges .............................................                --                 --             2,074
                                                                            ---------          ---------         ---------
     Operating income .............................................            47,016             38,834            28,408
Interest income ...................................................             1,194              2,357             4,182
Interest expense ..................................................            10,643             11,189            11,593
                                                                            ---------          ---------         ---------
     Income before minority interest and provision for
        income taxes ..............................................            37,567             30,002            20,997
Minority interest in income of subsidiaries .......................               850                780               424
                                                                            ---------          ---------         ---------
     Income before provision for income taxes .....................            36,717             29,222            20,573
Provision for income taxes ........................................            16,462             12,954             9,347
Income tax adjustment .............................................            (2,102)                --                --
                                                                            ---------          ---------         ---------
     Net income ...................................................         $  22,357          $  16,268         $  11,226
                                                                            =========          =========         =========

     Basic earnings per common share ..............................         $    1.06          $    0.80         $    0.57
                                                                            =========          =========         =========

     Diluted earnings per common share ............................         $    1.02          $    0.74         $    0.53
                                                                            =========          =========         =========

     Shares used for computing basic earnings per share ...........            21,063             20,350            19,626
                                                                            =========          =========         =========

     Shares used for computing diluted earnings per share .........            21,985             21,940            21,013
                                                                            =========          =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)





                                                               Common Stock             Additional              Treasury Stock
                                                        -------------------------         Paid-In         -------------------------
                                                         Shares           Amount          Capital          Shares           Amount
                                                        --------         --------       -----------        --------         --------
BALANCES, December 31, 1996 .........................     19,249         $     20         $192,167             (78)        $   (724)
  Net and comprehensive income ......................         --               --               --              --               --

  Exercise of stock options .........................        278               --            2,455              --               --
  Business acquisitions and earn-outs ...............        176               --            2,122              --               --
  Settlement of guaranteed purchase price ...........         --               --               --
    contingently payable in cash or common stock.....         34               --               --              --               --
  Conversion of preferred stock to common stock......        583               --                1              --               --
  Purchase of treasury shares .......................         --               --               --            (149)          (1,756)
                                                        --------         --------         --------        --------         --------
BALANCES, December 31, 1997 .........................     20,320               20          196,745            (227)          (2,480)
  Net income ........................................         --               --               --              --               --
  Other comprehensive income - unrealized loss on
    investments (no tax benefit recognized)..........
  Unrealized loss recognized on investments .........

  Comprehensive income ..............................

  Exercise of stock options .........................        194               --            2,037              --               --
  Interest on notes .................................         --               --               --              --               --
  Business acquisitions and earnouts ................        174               --            3,147              --               --
  Conversion of convertible debt ....................         12               --               85              --               --
  Settlement of guaranteed purchase price
    contingently payable in cash or common stock.....         21               --               --              --               --
  Restricted stock bonus ............................         95               --              836              --               --
                                                        --------         --------         --------        --------         --------
BALANCES, December 31, 1998 .........................     20,816               20          202,850            (227)          (2,480)
Net income ..........................................         --               --               --              --               --
Other comprehensive income - unrealized loss on
    investments (no tax benefit recognized) .........         --               --               --              --               --
Unrealized loss recognized on investments ...........

Comprehensive income ................................         --               --               --              --               --

  Exercise of stock options .........................         50               --              535              --               --
  Exercise of warrants ..............................          3               --               --              --               --
  Interest on notes .................................         --               --               --              --               --
  Business acquisitions .............................        588               --            8,828              --               --
  Conversion of convertible debt ....................         10               --               74              --               --
  Restricted stock bonus ............................        241               --            1,441              --               --
  Purchase of treasury shares .......................         --               --               --            (393)          (4,761)
                                                        --------         --------         --------        --------         --------
BALANCES, December 31, 1999 .........................     21,708         $     20         $213,728            (620)        $ (7,241)
                                                        ========         ========         ========        ========         ========

                                                            Notes
                                                          Receivable        Retained          Other
                                                             From           Earnings      Comprehensive    Comprehensive
                                                         Stockholders      (Deficit)          Income          Income
                                                         ------------        --------     -------------    ------------
BALANCES, December 31, 1996 .........................            --         $(24,114)             $--
  Net and comprehensive income ......................            --           11,226               --         $ 11,226
                                                                                                              ========
  Exercise of stock options .........................          (546)              --               --
  Business acquisitions and earn-outs ...............            --               --               --
  Settlement of guaranteed purchase price
    contingently payable in cash or common stock.....            --               --               --
  Conversion of preferred stock to common stock .....            --               --               --
  Purchase of treasury shares .......................            --               --               --
                                                           --------         --------         --------
BALANCES, December 31, 1997 .........................          (546)         (12,888)
  Net income ........................................            --           16,268               --           16,268
  Other comprehensive income - unrealized loss on                                                (870)            (870)
    investments (no tax benefit recognized)..........
  Unrealized loss recognized on investments .........                                             402              402
                                                                                                              --------
  Comprehensive income ..............................                                                           15,800
                                                                                                              ========
  Exercise of stock options .........................            --               --               --
  Interest on notes .................................           (71)              --               --
  Business acquisitions and earnouts ................            --               --               --
  Conversion of convertible debt ....................            --               --               --
  Settlement of guaranteed purchase price
    contingently payable in cash or common stock ....            --               --               --
  Restricted stock bonus ............................            --               --               --
                                                           --------         --------         --------
BALANCES, December 31, 1998 .........................          (617)           3,380             (468)
Net income ..........................................            --           22,357               --           22,357
Other comprehensive income - unrealized loss on
    investments (no tax benefit recognized) .........            --               --             (218)            (218)
Unrealized loss recognized on investments ...........                                             325              325
                                                                                                              --------
Comprehensive income ................................            --               --               --         $ 22,464
                                                                                                              ========
  Exercise of stock options .........................            --               --               --
  Exercise of warrants ..............................            --               --               --
  Interest on notes .................................           (37)              --               --
  Business acquisitions .............................            --               --               --
  Conversion of convertible debt ....................            --               --               --
  Restricted stock bonus ............................            --               --               --
  Purchase of treasury shares .......................            --               --               --
                                                           --------         --------         --------
BALANCES, December 31, 1999 .........................      $   (654)        $ 25,737         $   (361)
                                                           ========         ========         ========



       The accompanying notes are an integral part of these consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                       1999          1998            1997
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................................     $  22,357      $  16,268      $  11,226
  Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization ...........................................        16,463         13,132         11,199
      Provision for uncollectible accounts ....................................         2,515          2,898          2,726
      Amortization of debt discount ...........................................           241            431            392
      Reversal of restructuring charges .......................................        (1,552)            --             --
      Minority interest in income of subsidiaries .............................           850            780            424
      Distributions to minority interest partners .............................          (926)          (627)          (424)
      Increase in accounts receivable, net ....................................        (5,535)        (3,749)        (3,176)
      Decrease (increase) in inventory ........................................          (347)          (242)           201
      Decrease (increase) in prepaid income taxes .............................         1,054            594         (3,497)
      Decrease (increase) in prepaid expenses and other .......................          (414)        (1,061)           655
      Decrease (increase) in deferred income tax asset ........................          (102)        (1,043)           615
      Increase (decrease) in accounts payable and accrued liabilities .........           169         (4,872)         1,147
      Increase (decrease) in deferred income tax liability ....................         3,694          4,614          1,186
                                                                                    ---------      ---------      ---------
      Net cash provided by operating activities ...............................        38,467         27,123         22,674
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Business acquisitions, net of cash acquired .............................       (20,320)       (21,378)       (28,988)
      Property and equipment additions, net ...................................       (21,803)       (11,678)        (7,241)
      Investments in marketable securities ....................................       (58,258)       (44,902)      (102,363)
      Proceeds from sales or maturities of marketable securities ..............        86,410         62,447        124,298
      Proceeds from the sale of property and equipment ........................           198            239            153
      Capital contribution of minority interest partners ......................            --             13            246
      Capital distribution to minority interest partner .......................            --             --         (1,318)
      Investment in Veterinary Pet Insurance ..................................            --         (4,000)        (1,000)
      Other ...................................................................            97           (215)          (155)
                                                                                    ---------      ---------      ---------
      Net cash used in investing activities ...................................       (13,676)       (19,474)       (16,368)
                                                                                    ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Reduction of long-term obligations and notes payable ....................       (18,922)       (20,591)       (16,198)
      Proceeds from issuance of common stock under stock option plans .........           535          2,037          1,909
      Purchase of treasury stock ..............................................        (4,761)            --         (1,756)
                                                                                    ---------      ---------      ---------
      Net cash used in financing activities ...................................       (23,148)       (18,554)       (16,045)
                                                                                    ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................         1,643        (10,905)        (9,739)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................................         8,977         19,882         29,621
                                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................................     $  10,620      $   8,977      $  19,882
                                                                                    =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (CONTINUED)
                                 (IN THOUSANDS)




                                                                                      1999          1998          1997
                                                                                    --------      --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid ...............................................................     $ 10,517      $ 11,301      $ 10,900
  Income taxes paid ...........................................................        9,603        10,944         9,664

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  In connection with acquisitions, assets acquired and liabilities assumed were as follows:
   Fair value of assets acquired ..............................................     $ 53,209      $ 30,740      $ 72,331
   Less consideration given:
     Cash paid and acquisition costs ..........................................      (19,497)      (20,255)      (28,880)
     Cash paid in settlement of assumed liabilities ...........................         (517)         (812)         (108)
     Common stock issued ......................................................       (8,828)       (3,100)       (2,122)
                                                                                    --------      --------      --------
   Liabilities assumed including notes payable issued .........................     $ 24,367      $  6,573      $ 41,221
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


          Western States                       Central States                        Eastern States
        --------------------              ----------------------              ---------------------------
        Alaska             4              Illinois            15              Connecticut               2
        Arizona            1              Indiana              7              Delaware                  3
        California        40              Michigan            12              Florida                  18
        Colorado           2              Missouri             1              Georgia                   1
        Hawaii             1              Nebraska             1              Maryland                  8
        Nevada             6              Ohio                 5              Massachusetts             7
        New Mexico         3                                                  New Jersey                9
        Texas              9                                                  New York                 18
        Utah               2                                                  North Carolina            2
                                                                              Pennsylvania             10
                                                                              South Carolina            1
                                                                              Virginia                  5
                                                                              West Virginia             1
                          --                                  --                                       --
        Totals            68                                  41                                       85
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

b.      Cash and Cash Equivalents

        For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments to be cash equivalents.

        Cash and cash equivalents at December 31 consisted of (in thousands):


                                               1999        1998
                                             -------     -------
            Cash .......................     $ 8,160     $ 5,526
            Money market funds .........       2,460       3,451
                                             -------     -------
                                             $10,620     $ 8,977
                                             =======     =======

c.      Marketable Securities

        All marketable securities are classified as available for sale and are recorded at market value with unrealized gains and losses reported as a separate component of stockholders' equity. Marketable securities are available to support current operations and acquisitions. The following table details specific characteristics of the Company's investment portfolio at December 31 (in thousands):

                                  Portfolio Composition
                             -----------------------------------         Gross                   Gross
                             High Quality        Higher Yielding       Unrealized              Unrealized
                              Short-term           Short-term            Losses                  Gains
                             ------------        ---------------       ----------             ------------
            1999                  57%                  43%                $361                $         --
            1998                  90%                  10%                $468                $         --

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

        Marketable securities at fair market value at December 31, consisted of (in thousands):


                                                                                 1999          1998
                                                                                -------       -------
            Corporate bonds .............................................       $   522       $ 4,918
            Mutual funds - municipalities ...............................         2,005        20,178
            Municipal bonds .............................................           203           623
            Short-term notes ............................................           306         1,530
            Mutual funds - taxable auction securities ...................            --         2,804
            Preferred stock .............................................            --           865
            Mutual funds - corporate bonds ..............................         2,277         2,440
                                                                                -------       -------
                                                                                $ 5,313       $33,358
                                                                                =======       =======

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

        Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

        Buildings and improvements .................                          5 to 30 years
        Leasehold improvements .....................       Lesser of lease term or 15 years
        Furniture and equipment ....................                           5 to 7 years
        Property held under capital leases .........                          5 to 30 years

        Property and equipment at December 31, consisted of (in thousands):


                                                                            1999             1998
                                                                          --------        --------
        Land ......................................................       $ 14,423        $ 10,976
        Building and improvements .................................         24,615          19,005
        Leasehold improvements ....................................         13,428           8,095
        Construction in progress ..................................          4,479           1,853
        Furniture and equipment ...................................         35,206          24,261
        Equipment held under capital leases .......................          1,552           1,552
                                                                          --------        --------
        Total fixed assets ........................................         93,703          65,742
        Less -- Accumulated depreciation and amortization .........        (23,367)        (15,602)
                                                                          --------        --------
                                                                          $ 70,336        $ 50,140
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

        In connection with the restructuring plans adopted and implemented by the Company in 1996 and 1997, $432,000 of goodwill and other intangibles were written-off during the year ended December 31, 1997.

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

o.      Marketing and Advertising

        Marketing and advertising production costs are expensed as incurred or the first time the advertisement is run. Media (primarily print) placement costs are expensed in the month the advertising appears. Total marketing and advertising expense is included in direct costs and amounted to $4.3 million, $3.2 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

        In addition, on April 1, 1999, the Company completed the acquisition of AAH Management Corp. ("AAH") for a total consideration (including acquisition costs) of $28,969,000, consisting of 517,585 shares of VCA common stock, with a value at the date of acquisition of $7,753,000, $9,103,000 in cash and acquisition costs, $1,192,000 in notes payable and the assumption of $10,921,000 in liabilities. AAH operated 15 animal hospitals located in New York and New Jersey. The acquisition of AAH was accounted for as a purchase. The purchase price has been allocated as follows: $6,340,000 to tangible assets, $21,904,000 to goodwill, and $725,000 to other intangible assets.

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

                                                      For the Years Ended December 31,
                                                    (In thousands, except per share amounts)
                                                                (Unaudited)
                                                            1999           1998
                                                          --------       --------
        Revenues ..................................       $338,704       $329,828
        Net income ................................       $ 22,339       $ 17,541
        Diluted earnings per share ................       $   1.02       $   0.80

        Shares used for computing diluted
            earnings per share ....................         21,985         21,940

        In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby additional shares of the Company's common stock and/or cash ("Earn-Out Payments") may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years, as set forth in the respective agreements (the "Earn-Out Arrangements"). The Earn-Out Arrangements provide for contingent Earn-Out Payments if the acquired entity achieves or exceeds contractually defined revenue targets during the defined earn-out period. The payments are either fixed in amount or are based on a multiplier of revenue. When the contingency is resolved and the additional consideration is distributed, the Company records the consideration issued as an additional cost of the acquired entity. The additional consideration of affected assets, usually goodwill, is amortized over the remaining life of the asset. Earn-Out Payments in 1999 amounted to approximately $326,000, consisting entirely of cash. Earn-Out Payments in 1998 amounted to approximately $358,000, consisting of $311,000 in cash and 2,394 shares of common stock valued on the date of issuance at $47,000.

4.      JOINT VENTURES AND INVESTMENT

        In February 1997, the Company's joint venture, Vet's Choice, was restructured and management of the joint venture was assumed by the Company's partner, HPP. Pursuant to a restructuring agreement, the Company maintains its 50.5% equity interest in Vet's Choice. Profits and losses are allocated 99.9% to HPP and 0.1% to the Company, and all management control has been transferred from the Company to HPP. Additionally, the Company agreed to provide certain consulting and management services for a three-year period commencing on February 1, 1997, for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period. Consulting and management fees earned under this agreement are included in revenues and amounted to $5.1 million, $5.1 million and $4.7 million, for the years ended December 31, 1999, 1998 and 1997, respectively. The Company will cease to earn these consulting fees on February 1, 2000. On or after the earlier of a change of control in the Company or January 1, 2000, HPP may purchase all of the Company's interest in the joint venture at a purchase price equal to 51% of 1.3 times the annual sales of all products bearing the Select Balance or Select Care brand (the "annual sales") less $4.5 million. If HPP fails to exercise its option prior to January 1, 2001, the Company may purchase all of the interest of HPP in the joint venture at a purchase price equal to 49.5% of 1.3 times the annual sales plus $4.5 million. The estimated purchase price for HPP to purchase all of the Company's interest in the joint venture will range from $2 million to $3 million based on projected annual sales of the Select Balance and Select Care products. Effective
February 1, 1997, the Company no longer reports the results of operations of Vet's Choice on a consolidated basis.

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

5.      LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following at December 31 (in thousands):


                                                                                                  1999          1998
                                                                                                --------      --------
Mortgage debt            Notes payable and other obligations, various maturities
                         through 2008, secured by land and buildings of certain
                         subsidiaries, various interest rates ranging from 7.0%
                         to 9.0% with a weighted average of 8.3% and 7.6% at
                         December 31, 1999 and 1998, respectively............................   $  3,212      $  1,961

Secured debt             Notes payable and other obligations, various maturities
                         through 2014, secured by assets and stock of certain
                         subsidiaries, various interest rates ranging from 5.3%
                         to 12.0% with a weighted average of 7.8% at both
                         December 31, 1999 and 1998 .........................................     69,213        69,964

Convertible debt         Notes payable, convertible into VCA common stock at
                         prices ranging from $7.00 to $15.00 per share, due
                         through 2013, secured by stock of certain subsidiaries
                         at interests rates ranging from 7.0% to 10.0% with a
                         weighted average of 9.7% and 8.3% at December 31, 1999
                         and 1998, respectively .............................................      1,803           816

Unsecured debt           Notes payable, various maturities through 2004,
                         adjustable interest rates of 6.2% and fixed interest
                         rates ranging from 7.0% to 12.0% with a weighted
                         average of 6.4% and 6.1% at December 31, 1999 and 1998,
                         respectively .......................................................      2,982         2,843

Debentures               Convertible subordinated 5.25% debentures, due in 2006,
                         convertible into approximately 2.5 million shares of
                         VCA common stock at $34.35 per share ...............................     84,385        84,385
                                                                                                --------      --------

                         Total debt obligations .............................................    161,595       159,969
                         Capital lease obligations ..........................................        187           306
                         Less - unamortized discount ........................................       (247)         (488)
                                                                                                --------      --------
                                                                                                 161,535       159,787
                         Less--current portion ..............................................    (21,901)      (17,431)
                                                                                                --------      --------
                                                                                                $139,634      $142,356
                                                                                                ========      ========

        The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 1999 are presented below (in thousands):

                         2000 ...........................     $ 21,901
                         2001 ...........................       17,466
                         2002 ...........................       16,467
                         2003 ...........................        8,574
                         2004 ...........................        4,027
                         Thereafter .....................       93,100
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


                                                                    (in thousands)
                                                               Carrying          Fair
                                                                Amount          Value
                                                               --------       --------
        Fixed-rate long-term debt ......................       $160,172       $121,182
        Variable-rate long-term debt ...................          1,363          1,363

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

        The Company's Certificate of Incorporation initially authorized 1,000,000 shares of preferred stock. At the 1998 Annual Meeting, the stockholders approved an amendment to the Certificate of Incorporation to increase the authorized number of shares of preferred stock to 2,000,000. The rights, preferences and privileges of the preferred stock are to be determined by the board of directors and do not require stockholder approval. During 1997, 583,333 shares of Series A Preferred Stock, par value 0.001 per share (the "Series A Preferred Stock"), were converted into 583,333 shares of common stock. HPP held all shares of the Series A Preferred Stock. At December 31, 1999, 1,016,667 of the shares of preferred stock are authorized and remain unreserved and unissued. The Series B Preferred Stock is not convertible into shares of common stock.

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

        Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):


                                                       1999             1998             1997
                                                    ----------       ----------       ----------
        Net income:
          As reported .......................       $   22,357       $   16,268       $   11,226
          Pro forma .........................           19,214           12,040            8,276

        Diluted earnings per share:
          As reported .......................       $     1.02       $     0.74       $     0.53
          Pro forma .........................             0.87             0.55             0.42

        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                      1999          1998          1997
                                                     ------        ------        ------
        Risk free interest rate ..............          5.8%          5.0%          6.4%
        Dividend yield .......................            0%            0%            0%
        Expected volatility ..................         54.2%         64.5%         60.6%
        Weighted fair value average ..........       $ 7.97        $ 9.25        $ 6.85
        Expected option life (years) .........            7             7             7

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

        The table below summarizes the transactions in the Company's stock option plans (in thousands, except per share amounts):


                                                                  1999          1998          1997
                                                                 ------        ------        ------
        Options outstanding at beginning of year .........        3,821         3,584         1,739
        Granted ..........................................          166           485         2,171
        Exercised ........................................          (50)         (194)         (278)
        Canceled .........................................         (117)          (54)          (48)
                                                                 ------        ------        ------
        Options outstanding at end of year
           ($3.25 to $36.79 per share) ...................        3,820         3,821         3,584
                                                                 ======        ======        ======

        Exercisable at end of year .......................        2,031         1,674         1,318
                                                                 ======        ======        ======

        The following table summarizes information about certain options in the stock option plans outstanding (in thousands except weighted average) as of December 31, 1999 in accordance with SFAS 123:


                                      Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------------------     ------------------------------
                                                      Weighted Avg.
        Range of                       Number           Remaining         Weighted Avg.       Number         Weighted Avg.
    Exercise Price                  Outstanding      Contractual Life    Exercise Price     Exercisable     Exercise Price
-----------------------------       -----------      ----------------    --------------     ------------    --------------
Less than $9.00 .............           237                4.98              $  4.98             237          $   4.98
$9.00 to $19.00 .............         3,551                7.05                10.79           1,792             10.44
Greater than $19.00 .........            24                8.84                27.71               2             30.00
                                      -----                                                    -----
                                      3,812                                                    2,031
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

        The future minimum lease payments on operating leases at December 31, 1999, including renewal option periods, are as follows (in thousands):

        2000 ............................    $ 10,452
        2001 ............................      10,453
        2002 ............................      10,399
        2003 ............................      10,287
        2004 ............................      10,159
        Thereafter ......................     107,343
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

        At December 31, 1999, the Company was obligated under three Earn-Out Arrangements, two of which expire in the year 2000 and the remaining one expiring in the year 2001 with payment due dates extending into 2002.

        The following table summarizes projected annual payments, based upon historical activity and management's estimates of future operating results, to be made under existing Earn-Out Arrangements (unaudited and in thousands):

        2000 ................................    $262
        2001 ................................      55
        2001 ................................      55

        The Company has employment agreements with three officers of the Company which currently expire on December 31, 2002. Each of the agreements provide for annual compensation (subject to upward adjustment) which aggregated $816,000 for the year ended December 31, 1999. Any upward adjustment in the annual compensation of the three officers of the Company is at the discretion of the Compensation Committee of the Board of Directors. In establishing the amount of any upward adjustment for these officers, the Compensation Committee will engage a reputable compensation consulting firm to determine comparable compensation packages provided to officers in similarly situated companies.

        There is no set range for any upward adjustment of the three officers' annual compensation.

10.     CALCULATION OF PER SHARE AMOUNTS

        A reconciliation of the income and shares used in the computations of the basic and diluted earnings per share ("EPS") for each of the three years in the period ended December 31, 1999 follows (amounts shown in thousands, except earnings per share):

                                                          For the Year Ended December 31, 1999
                                                        ----------------------------------------
                                                                                       Per Share
                                                         Income          Shares          Amount
                                                        -------         -------         --------
        Basic EPS
            Net income ........................         $22,357          21,063         $  1.06
                                                                                        =======
        Effect of dilutive securities
            Stock options .....................              --             922
                                                        -------         -------
        Diluted EPS ...........................         $22,357          21,985         $  1.02
                                                        =======         =======         =======

                                                          For the Year Ended December 31, 1998
                                                        ----------------------------------------
                                                                                       Per Share
                                                         Income          Shares          Amount
                                                        -------         -------         --------
        Basic EPS
            Net income ........................         $16,268          20,350         $  0.80
                                                                                        =======

        Effect of dilutive securities
            Convertible preferred stock .......              --              --
            Stock options .....................              --           1,545
            Stock guarantees ..................              13              20
            Convertible debt ..................              --              25
                                                        -------         -------
        Diluted EPS ...........................         $16,281          21,940         $  0.74
                                                        =======         =======         =======

                                                          For the Year Ended December 31, 1997
                                                        ----------------------------------------
                                                                                       Per Share
                                                         Income          Shares          Amount
                                                        -------         -------         --------
        Basic EPS
            Net income ........................         $11,226          19,626         $  0.57
                                                                                        =======
        Effect of dilutive securities
            Convertible preferred stock .......              --             451
            Stock options .....................              --             688
            Stock guarantees ..................              13              25
            Convertible debt ..................              --             223
                                                        -------         -------
        Diluted EPS ...........................         $11,239          21,013         $  0.53
                                                        =======         =======         =======

        During 1999 and 1998, $84,385,000 of 5.25% convertible debentures, convertible into 2,456,623 shares of common stock, were outstanding but were not included in the computation of Diluted EPS because conversion would have an antidilutive effect on Diluted EPS.

11.     INCOME TAXES

               The provision for income taxes is comprised of the following for the years ended December 31, (in thousands):


                                                          1999            1998           1997
                                                        -------         -------         -------
        Federal:
          Current .............................         $10,161         $ 8,064         $ 5,952
          Deferred ............................             515           2,080           1,534
                                                        -------         -------         -------
                                                         10,676          10,144           7,486
                                                        -------         -------         -------
        State:
          Current .............................           2,850           2,157           1,594
          Deferred ............................             834             653             267
                                                        -------         -------         -------
                                                          3,684           2,810           1,861
                                                        -------         -------         -------
                                                        $14,360         $12,954         $ 9,347
                                                        =======         =======         =======

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

        The net deferred tax asset (liability) at December 31 is comprised of (in thousands):


                                                                             1999             1998
                                                                           -------          -------
        Current deferred tax assets (liabilities):
              Accounts receivable ................................         $ 2,782          $ 2,827
              State taxes ........................................            (457)            (988)
              Other liabilities and reserves .....................           2,347            2,393
              Start-up costs .....................................              66               66
              Restructuring charges ..............................             815            1,069
              Other assets .......................................            (299)            (216)
              Inventory ..........................................             817              818
              Valuation allowance ................................          (1,858)          (1,858)
                                                                           -------          -------
                   Total current deferred tax asset, net .........         $ 4,213          $ 4,111
                                                                           =======          =======

                                                                     1999              1998
                                                                    -------          -------
        Non-current deferred tax (liabilities) assets:
            Net operating loss carryforwards ..................     $ 5,704          $ 7,996
            Write-down of assets ..............................       1,433            1,479
            Start-up costs ....................................         300              298
            Other assets ......................................         445              293
            Intangible assets .................................      (9,204)          (5,414)
            Property and equipment ............................      (1,267)          (1,131)
            Unrealized loss on investments ....................         355              191
            Valuation allowance ...............................      (4,421)          (9,512)
                                                                    -------          -------
              Total non-current deferred tax liability, net ...     $(6,655)         $(5,800)
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

        A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate for the years ended December 31, is as follows:


                                                                                            1999          1998          1997
                                                                                            ----          ----          ----
        Federal income tax at statutory rate ......................................          35%           35%           35%
        Effect of amortization of goodwill ........................................           4             3             4
        State taxes, net of federal benefit .......................................           7             6             6
        Tax exempt income .........................................................          (1)           (1)           (1)
        Change in valuation allowance associated with utilization of NOL, certain write-down of assets, restructuring and acquisition
           related costs and other ................................................          (6)           --            --
        Other .....................................................................          --             1             1
                                                                                            ---           ---           ---
                                                                                             39%           44%           45%
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

        The following tables summarize the activity in the Company's restructuring reserves (in thousands):


                                          The 1996 Plan
                                          -------------
                                                                                        Cash          Non-Cash
                                                                                      Charges          Charges           Total
                                                                                      -------         --------          -------
Balance, December 31, 1996...................................................         $ 5,690          $ 2,781          $ 8,471
      Cash expenditures for lease and other contractual obligations..........          (1,264)              --           (1,264)
      Non-cash net assets write-downs........................................              --           (2,121)          (2,121)
      Reverse excess reserves for:
            Communications system contract termination.......................          (1,198)              --           (1,198)
            Net asset write-downs and closing costs..........................            (459)            (283)            (742)
            Closed hospital facilities leases and other, net.................            (134)              --             (134)
                                                                                      -------          -------          -------
Balance, December 31, 1997 ..................................................         $ 2,635          $   377          $ 3,012
      Cash expenditures for lease and other contractual obligations .........            (989)              --             (989)
      Non-cash net assets write-downs .......................................              --             (632)            (632)
      Reclassifications .....................................................            (255)             255               --
                                                                                      -------          -------          -------
Balance, December 31, 1998 ..................................................           1,391               --            1,391
      Cash expenditures for lease and other contractual obligations .........            (345)              --             (345)
      Non-cash net asset write-downs ........................................              --             (157)            (157)
      Reclassifications .....................................................            (157)             157               --
      Reversal of restructuring reserves ....................................            (889)              --             (889)
                                                                                      -------          -------          -------
Balance, December 31, 1999 ..................................................         $    --          $    --          $    --
                                                                                      =======          =======          =======

                                          The 1997 Plan
                                          -------------
                                                                                        Cash          Non-Cash
                                                                                      Charges          Charges           Total
                                                                                      -------         --------          -------
Balance, December 31, 1996...................................................         $    --          $    --          $    --
      Restructuring charge reserve established...............................             842            1,232            2,074
      Non-cash net assets write-downs........................................              --             (466)            (466)
                                                                                      -------          -------          -------
Balance, December 31, 1997 ..................................................         $   842          $   766          $ 1,608
      Cash expenditures for lease and other contractual obligations .........             (81)              --              (81)
      Non-cash net assets write-downs .......................................              --             (299)            (299)
      Reclassifications .....................................................             105             (105)              --
                                                                                      -------          -------          -------
Balance, December 31, 1998 ..................................................             866              362            1,228
      Cash expenditures for lease and other contractual obligations .........             (77)              --              (77)
      Non-cash net asset write-downs ........................................              --             (145)            (145)
      Reversal of restructuring reserves ....................................            (446)            (217)            (663)
                                                                                      -------          -------          -------
Balance, December 31, 1999 ..................................................         $  (343)         $    --          $  (343)
                                                                                      =======          =======          =======

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

        The following is a summary of certain financial data for each of the four segments (in thousands):


                                                                                                       Inter-Segment
                                                 Animal                      Premium                       Sales
                                                Hospitals   Laboratories    Pet Food       Corporate    Eliminations      Total
                                                ---------   ------------    --------       ---------   --------------    --------
         1999
         Revenues ..........................    $223,088      $103,282      $     --       $     --       $ (5,810)      $320,560
         Operating income (loss) ...........      38,547        28,039            --        (19,570)            --         47,016
         Year 2000 remediation costs .......          --            --                       (3,806)                       (3,806)

         Reversal of restructuring charges..                                                  1,873                         1,873
         Depreciation/amortization expense..      10,472         4,234            --            790             --         15,496
         Identifiable assets ...............     280,742       105,224            --         40,534             --        426,500
         Capital expenditures ..............      15,970         1,997            --          3,836             --         21,803

         1998
         Revenues ..........................    $196,988      $ 89,896      $     --       $     --       $ (5,845)      $281,039
         Operating income (loss) ...........      33,481        20,141            --        (14,788)            --         38,834
         Depreciation/amortization expense..       8,488         4,074            --            570             --         13,132
         Identifiable assets ...............     226,182       106,217            --         60,484             --        392,883
         Capital expenditures ..............       7,450         3,813            --            415             --         11,678

         1997
         Revenues ..........................    $170,548      $ 68,997      $  1,064       $     --       $ (4,696)      $235,913
         Operating income (loss) ...........      25,027        16,813           156        (13,588)            --         28,408
         Depreciation/amortization expense..       7,363         3,329            12            495             --         11,199
         Identifiable assets ...............     205,653        95,073            --         85,363             --        386,089
         Capital expenditures ..............       5,578         1,088            --            575             --          7,241

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


                                                                  1999          1998        1997
                                                                 -------      -------      -------
         Total segment operating income after
            eliminations ..................................      $47,016      $38,834      $28,408
         Interest income ..................................        1,194        2,357        4,182
         Interest expense .................................       10,643       11,189       11,593
         Minority interest ................................          850          780          424
                                                                 -------      -------      -------
         Income before provision for income taxes .........      $36,717      $29,222      $20,573
                                                                 =======      =======      =======

15.     SUBSEQUENT EVENTS

        From January 1, 2000 through February 21, 2000, the Company has acquired four animal hospitals, of which two were merged upon acquisition into existing VCA facilities, for an aggregate consideration (including acquisition costs) of $2,080,000, consisting of $1,000,000 in cash, $1,050,000 in debt and the assumption of liabilities totaling $30,000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the directors and executive officers of Veterinary Centers of America, Inc. (the "Company" or "VCA") as of March 31, 2000:


                                             YEAR FIRST
                                             ELECTED OR
                                             APPOINTED
       NAME                     AGE           DIRECTOR                       PRINCIPAL OCCUPATION
       ----                     ---          -----------                     --------------------
Directors
Arthur J. Antin                  53             1986             Chief Operating Officer, Senior Vice President,
                                                                 Secretary and Director
Robert L. Antin                  50             1986             Chairman of the Board and Chief Executive Officer
John B. Chickering, Jr.          51             1988             Director
Richard Gillespie, M.D.          66             1995             Director
John A. Heill                    46             1995             Director
Neil Tauber                      49             1992             Senior Vice president of Development and Director

EXECUTIVE OFFICERS
Tomas W. Fuller                  42                              Chief Financial Officer, Vice President and
                                                                 Assistant Secretary
Dawn R. Olsen                    41                              Vice President, Controller

        The executive officers of VCA are appointed by and serve at the discretion of the Board of Directors. Robert L. Antin and Arthur J. Antin are brothers. There are no other family relationships between any director and/or any executive officer of VCA.

DIRECTORS

        MR. ARTHUR J. ANTIN, a founder of VCA, has served as Chief Operating Officer, Senior Vice President, Secretary and a Director of VCA since its inception, and currently is responsible for managing animal hospital and veterinary laboratory operations for VCA. From October 1983 to September 1986, Mr. Antin served as Director of Marketing/Investor Relations of AlternaCare Corp. ("AlternaCare"), a publicly held company which owned, operated and developed freestanding out-patient surgical centers. AlternaCare was acquired by Medical Care International in 1988. At AlternaCare, Mr. Antin developed and implemented marketing strategies for a network of outpatient surgical centers. Mr. Antin received a MA degree in Community Health from New York University and a Post Graduate Certificate in Structured Programming and Business Application design from Columbia University.

        MR. ROBERT L. ANTIN, a founder of VCA, has served as Chief Executive Officer, President and Chairman of the Board of VCA since its inception. Mr. Antin is responsible for directing all aspects of VCA's business. From September 1983 until founding VCA, Mr. Antin was President, Chief Executive Officer, a director and co-found of AlternaCare. From July 1978 until September 1983, Mr. Antin was employed as an officer by American Medical International, Inc. ("AMI"), an owner and operator of health care facilities. While at AMI, Mr. Antin initially served as Director of Marketing of Professional Hospital Services, then as Director of New Business Development responsible for non-hospital related acquisitions and development, and most recently as a Vice President of AMI and President of AMI Ambulatory Center, Inc., a subsidiary of AMI operating a chain of ambulatory care centers. Mr. Antin received his MBA degree with a certification in hospital and health adminstration from Cornell University in 1975.

        MR. JOHN B. CHICKERING, JR., a certified public accountant, currently is a private investor and independent consultant. Mr. Chickering served in a variety of executive positions within Time Warner, Inc. and Warner Bros.,

Inc., most recently as the Vice President - Financial Administration for Warner Bros. International Television Distribution until February 1996. Prior to his employment at Warner Bros., Mr. Chickering served as a staff accountant at KPMG Peat Marwick from August 1975 to June 1977. Mr. Chickering holds a MBA degree with emphasis in accounting and finance from Cornell University.

        RICHARD GILLESPIE, M.D., was elected to the Board of Directors in June 1995. Dr. Gillespie is a private investor who has investments in several companies in the United States. From 1983 to 1987, Dr. Gillespie was Vice president, a director and co-founder of AlternaCare. Dr. Gillespie also has served as a director for several other companies, including Lansinoh Laboratories, Inc. and Geriatric Medical Center, and as the general partner of Outpatient Diagnostics Center. Dr. Gillespie holds a MD degree from the University of Tennessee College of Medicine.

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

        MR. NEIL TAUBER, a founder of VCA, has served as Senior Vice President of Development and a Director of VCA since its inception and is currently responsible for identifying and effecting the acquisition of independent animal hospitals and veterinary diagnostic laboratories. From 1984 to 1986, Mr. Tauber served as the Director of Corporate Development at AlternaCare. At AlternaCare, Mr. Tauber was responsible for the acquisition of new businesses and syndication to hospitals and physician groups. From 1981 to 1984, Mr. Tauber served as Chief Operating Officer of MDM Services, a wholly owned subsidiary of Mediq, a publicly held health care company, where he was responsible for operating and developing a network of retail dental centers and industrial medical clinics. Mr. Tauber hold a MBA from Wagner College.

EXECUTIVE OFFICERS

        MR. THOMAS W. FULLER joined VCA in January 1988 and served as Vice President and Controller until November 1990 when he became Chief Financial Officer. Prior to joining VCA, from 1980 to 1987, Mr. Fullter served as an audit manager for Arthur Andersen LLP. Mr. Fuller holds a BA degree in business/economics from the University of California at Los Angeles.

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

                           SUMMARY COMPENSATION TABLE


                                                                                                 LONG TERM
                                                                                               COMPENSATION
                                                                                                 NUMBER OF
                                    FISCAL YEAR             ANNUAL COMPENSATION                 SECURITIES
                                       ENDED            ----------------------------            UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION (1)      DECEMBER 31         SALARY               BONUS             OPTIONS (2)       COMPENSATION (3)
-------------------------------     ------------        --------            --------           ------------       ----------------
Robert L. Antin                         1999            $364,000            $327,600(4)               --             $ 21,390
   Chairman of the Board and            1998             350,000             315,000(5)               --               16,750
   Chief Executive Officer              1997             296,385             315,000(6)          900,000               16,500


Arthur J. Antin                         1999            $260,000            $208,000(4)               --             $ 22,885
   Chief Operating Officer,             1998             250,000             200,000(5)               --               18,510
   Senior Vice President and            1997             211,523             190,000(6)          450,000               15,700
   Secretary


Neil Tauber                             1999            $197,600            $138,320(4)               --             $ 19,467
   Senior Vice President of             1998             190,000              70,989(5)               --               14,250
   Development                          1997             172,338             104,738(6)          360,000               14,200


Tomas W. Fuller                         1999            $187,200            $131,040(4)               --             $ 16,330
   Chief Financial Officer,             1998             180,000             121,406(5)               --                9,750
   Vice President and                   1997             152,246              78,625(6)          315,000               12,000
   Assistant Secretary

Dawn R. Olsen                           1999            $131,000            $  9,770(7)               --                   --
   Vice President and                   1998             125,000              13,300(5)           15,500                   --
   Controller                           1997             103,231              16,500(6)           15,000                   --

---------------------------

(1) For a description of the employment contract between each officer and the Company, see "Certain Relationships and Related Party Transactions", below.

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

(5) Reflects the fair market value on February 12, 1999 of restricted stock bonus awards granted in February 1999 for services rendered during the fiscal year ended December 31, 1998. These shares vest in full on the second anniversary of the date of grant.

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

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED                     VALUE OF UNEXERCISED
                        SHARES                                   OPTIONS AT                        IN-THE MONEY OPTIONS AT
                       ACQUIRED                             DECEMBER 31, 1999                           DECEMBER 31, 1998
                          ON           VALUE         ---------------------------------       ----------------------------------
NAME                   EXERCISE       REALIZED       EXERCISABLE         UNEXERCISABLE       EXERCISABLE          UNEXERCISABLE
----                   --------       --------       -----------         -------------       -----------          -------------
Robert L. Antin           --             --            755,000              450,000           $2,056,275           $1,183,500
Arthur J. Antin           --             --            453,000              225,000            1,683,875              591,750
Neil Tauber               --             --            345,000              180,000            1,099,375              473,400
Tomas W. Fuller           --             --            303,167              157,500              973,231              414,225
Dawn R. Olsen             --             --             10,938               19,562               19,725               19,725

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth as of June 30, 2000, certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company, 12401 West Olympic Boulevard, Los Angeles, California 90064, unless otherwise set forth below such person's name.

                                                        Number of Shares of
                                                           Common Stock
            Name and Address                            Beneficially Owned(1)           Percent(1)
            ----------------                            ---------------------           ----------
Robert L. Antin (2) ..............................           1,794,259                     8.1%
Arthur J. Antin (3) ..............................             776,131                     3.6
Neil Tauber (4) ..................................             487,058                     2.2
Tomas W. Fuller (5) ..............................             392,645                     1.8
Dawn R. Olsen (6) ................................              22,902                       *
John B. Chickering, Jr. (7) ......................              13,750                       *
Richard Gillespie, M.D. (8) ......................              48,075                       *
John A. Heil (9) .................................              26,667                       *
ICM Asset Management, Inc. (10)..................            1,572,455                     7.3
Merrill Lynch & Co., Inc. (11)....................           1,337,997                     6.2
Dimensional Fund Advisory, Inc. (12)..............           1,272,400                     5.9
Directors and executive officers
   As a group (8 persons) (13) ...................           3,480,821                    14.8%

--------------------

*       Less than one percent

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 30, 2000.

(2) Includes (i) 146,866 shares held by Mr. Robert Antin's minor children and (ii) 875,000 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 31, 2000.

(3) Includes (i) 80,666 shares which Mr. Arthur Antin holds as custodian for Mr. Robert Antin's minor children under the California Uniform Gifts to Minor's Act; (ii) 48,666 shares held by Mr. Arthur Antin's minor children; and (iii) 513,500 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 31, 2000.

(4) Includes 393,000 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 2000.

(5) Includes 345,167 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 2000.

(6) Includes 17,361 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 2000.

(7) Consists of 13,750 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 2000.

(8) Includes 33,750 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 2000.

(9) Consists of 26,667 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 20000.

(10) Based on information contained in a Schedule 13G dated February 8, 2000. ICM Asset Management, Inc. is Located at 601 West Main Avenue, Suite 600, Spokane, Washington 99201.

(11) Based on information contained in a Schedule 13G dated February 4, 2000. Merrill Lynch & Co., Inc. is located at World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381.

(12) Based on information contained in a Schedule 13G dated February 3, 2000. Dimensional Fund Advisors Inc. is located at 1299 Ocean Avenue, 11th floor, Santa Monica, California 90401.

(13) Includes 2,218,195 shares of Common Stock reserved for issuance upon exercise of stock options, which are or will become exercisable on or prior to August 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        On January 1, 1994, VCA entered into employment agreements (the "Original Agreements") with each of Robert Antin, Arthur Antin, and Neil Tauber, which were amended on February 1, 1997 and November 22, 1999 (the "Amended Agreements"). Upon amendment to extend the term of each Original Agreement, base salaries were not modified. Pursuant to the terms of the Amended Agreements, the Compensation Committee of the Board retained a compensation consulting firm to determine comparable compensation packages provided to executives in similarly situated companies. In accordance with the recommendations of the compensation consulting firm, the Compensation Committee increased the base salaries of each of Robert Antin, Arthur Antin and Neil Tauber to $350,000, $250,000, $190,000, respectively. In 1999 the Compensation Committee increased the base salaries of each of Robert Antin, Arthur Antin and Neil Tauber to $364,000, $260,000 and $197, 600, respectively. Pursuant to the Amended Agreements each of Robert Antin, Arthur Antin and Neil Tauber were granted options to purchase 900,000, 450,000 and 360,000 shares of Common Stock of the Company, respectively, in 1997. These grants of stock options are expected to serve as long-term compensation for these officers over the next five years. In addition, the Board has determined that executive officers of VCA may earn bonuses during each calendar year based upon management achieving performance goals established by the Compensation Committee of the Board of Directors on an annual basis.

        If employment is terminated due to the death or disability of the employee, the agreements provide that VCA will pay the affected employee severance pay equal to five years' base salary. If employment is terminated by VCA without cause or by the employee for cause, the affected employee is entitled to severance pay in an amount equal to five years' base salary plus an amount equal to five times (a) in the event no previous bonus has been paid or is payable to the affected employee, 20% of the affected employee's base salary, and (b) in the event at least one bonus has been paid or is payable to the affected employee, the average bonus based on all bonuses paid or payable to the affected employee. If employment is terminated due to a change in control of VCA, the affected employee is entitled to severance pay in an amount equal to five years' base salary plus an amount equal to five times (a) in the event no previous bonus has been paid or is payable to the affected employee, 20% of the affected employee's salary, and (b) in the event at least one bonus has been paid or is payable to the affected employee, the greater of (x) the last annual bonus paid or payable to the affected employee, or (y) the average bonus based on all bonuses paid or payable to the affected employee. If employment is terminated due to the scheduled expiration of an employment agreement, the affected employee is entitled to severance pay in an amount equal to five years' base salary. Any shares of restricted common stock of VCA issued to the employee in lieu of cash bonuses, for purposes of computing the amount of severance pay, shall be valued at (x) in the case of a change of control, the per share price paid or payable by the acquirer in the change of control transaction, or (y) in all other cases, at the per share fair market value of the restricted common stock (taking into account any restrictions imposed thereon) on the date such shares were granted from VCA to the employee. In each of these employment agreements, events constituting "termination by the employee for cause" include
(i) the willful breach of any of the material obligations of VCA to the employee under his employment agreement; (ii) the relocation of the chief executive offices of VCA outside of Los Angeles County, California; or (iii) in the case of employees who also serve as members of the Board, the failure of the employee to be reelected to, or the removal of the employee from, the Board. "Change of control" is defined in each of these agreements to include (a) a consolidation or merger of VCA into another entity in which VCA is not the continuing or surviving corporation or pursuant to which shares of Common Stock of the Company would be converted into cash, securities or other property, other than a merger of VCA in which the stockholders of VCA immediately prior to the merger have the same proportionate ownership of Common Stock of the surviving corporation immediately after the merger, (b) any sale, lease or other transfer of all or a significant portion of the assets of VCA, (c) the approval by the stockholders of VCA of any plan or proposal for the liquidation or dissolution of VCA, (d) the ownership by any person, who at the effective date of the employment agreement owned less than 10% of the Common Stock of the Company, shall become the beneficial owner of 20%, or more of the Common Stock of the Company or (e) during any consecutive two-year periods, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the stockholders of VCA, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

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

        On August 11, 2000, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Vicar Recap, Inc. ("Recap"), a Delaware corporation and wholly owned by Green Equity Investors III, L.P. ("GEIII"), and Vicar Operating Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company. According to the terms of the Merger Agreement, the Company will be merged with and into Recap, with the Company as the surviving corporation (the "Merger"). In the Merger, each outstanding share of the Company's stock, par value $.001 per share, (other then shares held by dissenting stockholders, Recap, GEIII and in the Company's treasury) will be converted into the right to receive a cash payment of $15.00, without interest. Prior to the consummation of the Merger, certain directors and officers of the Company will exchange a certain number of their shares of Company stock in exchange for shares of Recap stock. The Board of Directors, relying on the recommendation of a special committee of the Board of Directors, comprised of directors who have no financial interest in the Merger, unanimously approved the Merger Agreement. The Merger is subject to shareholder approval and other customary closing conditions.

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


(c)     Reports on Form 8-K:

None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of August, 2000.

                                           VETERINARY CENTERS OF AMERICA, INC.
                                           (Registrant)


                                           By:  /S/ Robert L. Antin
                                                -------------------------------
                                                Robert L. Antin
                                                Its:  Chief Executive Officer


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


SIGNATURE                                               TITLE                                   DATE
---------                                               -----                                   ----
                                            President, Chief Executive Officer
                                            And Chairman of the Board
                                            (Principal Executive
       /S/ ROBERT L. ANTIN                  Officer and Director)                           August 22 , 2000
-------------------------------
        Robert L. Antin


                                            Senior Vice President,
                                            Chief Operating Officer,
                *                           Secretary and Director                          August 22, 2000
-------------------------------
        Arthur J. Antin


                                            Senior Vice President,
                *                           Treasurer and Director                          August 22, 2000
-------------------------------
          Neil Tauber


                                            Vice President,
                                            Chief Financial Officer
                                            and Assistant Secretary
                *                           (Principal Accounting Officer)                  August 22, 2000
-------------------------------
        Tomas W. Fuller

                                            Director                                        August 22, 2000
-------------------------------
John Heil


               *                            Director                                        August 22, 2000
-------------------------------
John Chickering



                                            Director                                        August 22, 2000
-------------------------------
Dr. Richard Gillespie



*By: /S/ ROBERT L. ANTIN
     --------------------------
     Robert L. Antin,
     Attorney-In-Fact

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


Signature                                                         Title                                 Date
---------                                                         -----                                 ----
                                                    President, Chief Executive Officer
                                                    and Chairman of the Board
                                                    (Principal Executive
/s/ Robert L. Antin                                 Officer and Director)                         March 15, 2000
-------------------------------------
Robert L. Antin


                                                    Senior Vice President,
                                                    Chief Operating Officer,
/s/ Arthur J. Antin                                 Secretary and Director                        March 15, 2000
-------------------------------------
Arthur J. Antin


                                                    Senior Vice President,
/s/ Neil Tauber                                     Treasurer and Director                        March 15, 2000
-------------------------------------
Neil Tauber


                                                    Vice President,
                                                    Chief Financial Officer
                                                    and Assistant Secretary
/s/ Tomas W. Fuller                                 (Principal Accounting Officer)                March 15, 2000
-------------------------------------
Tomas W. Fuller


                                                    Director
-------------------------------------
John Heil



/s/ John Chickering                                 Director                                      March 15, 2000
-------------------------------------
John Chickering


                                                    Director
-------------------------------------
Dr. Richard Gillespie

                                  EXHIBIT INDEX


ITEM NO.        EXHIBIT
---------       --------
3.1             Certificate of Incorporation of Registrant, as amended to date
                (1)

3.2             Certificate of Amendment of Certificate of Incorporation of
                Registrant (8)

3.3             Bylaws of Registrant, as currently in effect (2)

4.1             Specimen certificate evidencing Common Stock of Registrant (3)

4.2             Indenture, dated as of April 17, 1996, between Veterinary
                Centers of America, Inc. and the Chase Manhattan Bank, N.A. (4)

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

10.2 Form of Indemnification Agreement between the Company and its Directors (2)

10.3 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Robert L. Antin and the Company (7)

10.4 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Arthur J. Antin and the Company (7)

10.5 Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Neil Tauber and the Company (7)

10.6            Letter Agreement dated November 22, 1999, amending the Amended and Restated Employment Agreement made and entered into as of
                February 1, 1997, by and between Robert J. Antin and the Company
                (8)

10.7            Letter Agreement dated November 22, 1999, amending the Amended and Restated Employment Agreement made and entered into as of
                February 1, 1997, by and between Arthur J. Antin and the Company
                (8)

10.8 Letter Agreement dated November 22, 1999, amending the Amended and Restated Employment Agreement made and entered into as of February 1, 1997, by and between Neil Tauber and the Company (8)

10.9 Agreement made and entered into as of October 13, 1999, by and between Tomas Fuller and the Company (8)

10.10           Partnership Agreement, dated January 1, 1993, of Specialty Pet
                Products partners (6)

10.11           1993 Incentive Stock Plan of the Company and form of Stock Plan
                Option Agreement used therewith (9)

10.12           First Amendment to Partnership Agreement, dated as of January
                11, 1995 by and between HPP Specialty Pet Products Inc. and VCA
                Specialty Pet Products, Inc. (10)

10.13           Letter Agreement dated September 9, 1996 between VCA Specialty
                Pet Products, Inc., Veterinary Centers of America, Inc., HPP
                Specialty Pet Products, Inc. and Heinz Pet Products (11)

10.14           Restructuring Agreement between HPP Specialty Products, Inc.,
                Heinz Pet Products, VCA Specialty Products, Inc. and Veterinary
                Centers of America, Inc. (11)

10.15           VCA 1996 Stock Incentive Plan (4)

10.16           VCA 1996 Employee Stock Purchase Plan (4)

21.1            Subsidiaries of Registrant

23.1            Consent of Arthur Andersen LLP

27.1            Financial Data Schedule (12)


--------------------

(1) Incorporated by reference from Registrant's Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1996

(2) Incorporated by reference for Registrant's Registration Statement on Form S-1, File No. 33-40095

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

(4) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-6667

(5) Incorporated by reference from Registrant's Report on Form 8-K filed on January 5, 1998

(6) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1992

(7) Incorporated by reference from Registrant's Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1998

(8) Incorporated by reference from Registrant's Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1999.

(9) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1993

(10) Incorporated by reference from Registrant's Report on Form 10-KSB, for the year ended December 31, 1994

(11) Incorporated by reference from Registrant's Report on Form 10-K, for the year ended December 31, 1996

(12) Incorporated by reference from Registrant's Report on Form 10-K, for the year ended December 31, 1999

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




Los Angeles, California
February 21, 2000

              VETERINARY CENTERS OF AMERICA, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)




                                                       Balance at     Charged to
                                                       beginning       costs and                                     Balance at
                                                       of period       expenses       Write-offs      Other (1)    end of period
                                                       ----------     -----------     ----------      ---------    -------------
Year ended December 31, 1999 ....................       $ 6,532         $ 2,515        $(2,252)       $   637         $ 7,432
   Allowance for uncollectible accounts

Year ended December 31, 1998 ....................         5,128           2,898         (1,831)           337           6,532
   Allowance for uncollectible accounts

Year ended December 31, 1997 ....................         4,212           2,726         (2,184)           374           5,128
   Allowance for uncollectible accounts

(1) "Other" changes in the allowance for uncollectible accounts include allowances acquired with Animal Hospitals and Laboratories acquisitions.