Form 10-Q/A
period 2000-03-31
VETERINARY CENTERS OF AMERICA INC
filed 2000-08-25
CIK 817366

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

        Since certain members of management of our company have a direct financial interest in the merger, the Board of Directors established a special committee, comprised of members with no financial interest in the merger, to assess the merger. The special committee retained two advisors, Jefferies & Company, Inc. and Houlihan Lokey Howard & Zukin Capital, to assess the fairness of the merger. Both financial advisors found the $15.00 per share price to be fair, from a financial point of view, to our public stockholders. Relying on the special committee's unanimous approval of the merger agreement and related transactions, the Board of Directors approved the merger agreement and related transactions.

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

        As of March 31, 2000, the Company had total debt obligations, including current portion, of $159.2 million, with various terms and dates that extend through 2014. The Company has debt payment obligations for the remainder of 2000 of approximately $15.9 million and $18.7 million for the year ended December 31, 2001. Interest payments on the convertible debentures amount to $4,430,000 annually. In addition, the Company is building or has plans to upgrade, expand or replace facilities for 17 animal hospitals for a total cost of approximately $9.8 million, as well as to replace or upgrade equipment, as needed.

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


                                          VETERINARY CENTERS OF AMERICA, INC



Date:  August 22, 2000                    /s/ Tomas W. Fuller
                                          --------------------------------------
                                          Tomas W. Fuller
                                          Chief Financial Officer

                                  EXHIBIT INDEX

ITEM             EXHIBIT                                  PAGE
----             -------                                  ----
27.1             Financial Data Schedule                   23