Form 10-K405
period 2001-12-31
VCA ANTECH INC
filed 2002-03-29
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-16783

VCA ANTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4097995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12401 West Olympic Boulevard
Los Angeles, California 90064-1022
(Address of principal executive offices and zip code)

(310) 571-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [X]

At March 25, 2001, there were outstanding 36,736,081 shares of the Common Stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price ($13.45 per share) of the Registrant’s Common Stock on the Nasdaq Stock Market’s National Market, was $245.1 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by these persons that they are affiliates of registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s proxy statement relating to its 2002 annual meeting of stockholders are incorporated by reference in Part III of this annual report.

PART I

ITEM 1. BUSINESS

General

     We are VCA Antech, Inc. (VCA), a leading animal health care services company and operate the largest networks of veterinary diagnostic laboratories and free-standing, full-service animal hospitals in the United States. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services to the veterinarian comparable to that provided by the human diagnostic laboratory to the physician. Veterinarians use these services in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. With a nationwide veterinary laboratory network serving all 50 states, we provide diagnostic testing for an estimated 13,000 animal hospitals, a customer base over twice the size of our next largest competitor. Our network of animal hospitals offers a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including routine vaccinations, health examinations, diagnostic testing, spaying, neutering and dental care. The more than 750 veterinarians supporting our 214 animal hospitals had over 3 million patient visits in 2001.

Industry Overview

     The U.S. population of companion animals has reached approximately 188 million, including about 141 million dogs and cats. The most recent industry data show that over $11 billion was spent on animal health care services in 1996, with an annual growth rate of over 9.5% from 1991 through 1996 for spending on dogs and cats. The ownership of pets is widespread, with over 62% of U.S. households owning at least one pet, including companion and other animals. Pet ownership is highest among households with children under 18 and empty-nesters whose pets have become their new “children.” We believe the pet population and the number of pet-owning households should continue to grow.

     Among this expanding number of pet owners is a growing awareness of pet health and wellness, including the benefits of preventive care and specialized services. As technology continues to migrate from the human healthcare sector into the practice of veterinary medicine, more sophisticated treatments and diagnostic tests are becoming available to treat companion animals. These new and increasingly complex procedures, diagnostic tests and pharmaceuticals are gaining wider acceptance as pet owners are exposed to these previously unconsidered treatment programs through literature and marketing programs sponsored by large pharmaceutical and pet nutrition companies. We believe this is evidenced by an industry survey revealing that 70% of pet owners view their animals as important members of the family and are willing to pay for more veterinary services to promote the good health and extend the life of their pet.

     Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet-owner’s income, facilitating payment at the time of service. Unlike the human health care industry, providers of veterinary services are not dependent on third-party payors in order to collect fees. As a consequence, providers of veterinary services do not have the problems of extended payment collection cycles or pricing pressures from third party-payors faced by human health care providers. Outsourced laboratory testing is a wholesale business that collects payments directly from animal hospitals, generally on terms requiring payment within 30 days of the date the charge is invoiced. Fees for animal hospital services are due at the time of the service. For example, over 95% of our animal hospital services are paid for in cash or by credit card at that time. In addition, over the past three fiscal years, our bad debt expense has averaged only 1% of total revenue.

     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks and the number of daylight hours.

     Diagnostic Laboratories. Laboratory tests are used by veterinarians to diagnose, monitor and treat illnesses and conditions in animals through the detection of substances in urine, tissue, fecal and blood samples and other specimens. As is the case with the physician treating a human patient, laboratory diagnostic testing is becoming a routine diagnostic tool used by the veterinarian.

     Veterinary laboratory tests are performed primarily at free-standing veterinary diagnostic laboratories, universities or animal hospitals using on-site diagnostic equipment. For particular types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories, but this in-house testing requires the animal hospital or veterinarian to purchase the equipment, maintain and calibrate the equipment periodically to avoid testing errors, and employ trained personnel to operate it. Conversely, veterinary diagnostic laboratories can provide a wider range of tests than generally are available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Also, leading veterinary diagnostic laboratories employ highly trained individuals who specialize in the detection and diagnosis of diseases and thus are a valuable resource for the veterinarian.

     Within the outsourcing market, our laboratories specialize in the veterinary market and offer a broad spectrum of standard and customized tests, convenient sample pick-up times, rapid test reporting and access to professional consulting services provided by trained specialists. Providing the customer with this level of service at competitive prices requires high throughput volumes due to the operating leverage associated with the laboratory business. As a result, larger laboratories likely maintain a competitive advantage relative to smaller laboratories.

     We believe that the outsourced laboratory testing market is one of the fastest growing segments of the animal health care services industry, and expect continued growth as a result of:

•	the increased focus on wellness and monitoring programs in veterinary medicine, which is increasing the overall number of tests being performed;

•	the emphasis in veterinary education on diagnostic tests and the trend toward specialization in veterinary medicine, which are causing veterinarians to increasingly rely on tests for more accurate diagnoses;

•	the continued technological developments in veterinary medicine, which are increasing the breadth of tests offered; and

•	the trend toward outsourcing tests because of the relative low cost, the high accuracy rates and the diagnostic support provided by specialists employed by the laboratory.

     Animal Hospitals. Animal health care services are provided predominately by the veterinarian practicing as a sole practitioner, or as part of a larger animal medical group or hospital. Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology. Others focus on a particular type of animal. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location, recommendation of friends, reasonable fees, convenient hours and quality of care.

     The U.S. market for veterinary services is highly fragmented, with more than 35,000 veterinarians practicing at over 18,000 companion animal hospitals. Although most animal hospitals are single site, sole practitioner facilities, we believe veterinarians are increasingly gravitating toward animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

     Well-capitalized animal hospital operators have the opportunity to supplement their internal growth with selective acquisitions. We believe the extremely fragmented animal hospital industry is consolidating due to:

•	the purchasing, marketing and administrative cost advantages that can be realized by a large, multiple location, multi-practitioner veterinary provider;

•	the cost of financing equipment purchases and upgrading technology necessary for a successful practice;

•	the desire of veterinarians to focus on practicing veterinary medicine, rather than spending large portions of their time at work performing the administrative tasks necessary to operate an animal hospital;

•	the choice of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital; and

•	the appeal to many veterinarians of the benefits and work scheduling flexibility that are not typically available to a sole practitioner or single-site provider.

Business Strategy

     Our business strategy is to continue to expand our market leadership in animal health care services through our diagnostic laboratories and animal hospitals. Key elements of our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in each of our business segments positions us to capitalize on favorable growth trends in the animal health care services industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests and by increasing our market share. We continually educate veterinarians on new and existing technologies and test offerings available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive customer support in promoting and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. For example, in 2000, we implemented a senior wellness program. This program bundles tests and animal hospital services, seeking to promote recurring visits and to increase the average amount spent per visit.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenues from both laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time. We estimate that in most cases, we realize an operating and EBITDA margin between 60% and 75% on these incremental tests.

•	Utilizing Enterprise-Wide Systems to Improve Operating Efficiencies. We recently completed the migration of all animal hospital operations to an enterprise-wide management information system. We believe that this common system will enable us to more effectively manage the key operating metrics that drive our business. With the aid of this system, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled service, increase volume and implement targeted marketing programs.

•	Pursue Selected Acquisitions. Although we have substantially completed our laboratory infrastructure, we may make selective, strategic laboratory acquisitions. Additionally, the fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending on the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 15 to 25 animals hospitals per year primarily using internally generated cash.

Diagnostic Laboratories

     We operate the only full-service, veterinary diagnostic laboratory network serving all 50 states. We have a client base over two times that of our largest competitor. In 2001, we performed approximately 18.3 million tests and handled roughly 6.9 million requisitions in our state-of-the-art, automated diagnostic laboratories. Our laboratory network services a diverse customer base of over 13,000 animal hospitals, and non-affiliated animal hospitals generated approximately 95% of our laboratory revenue in 2001.

     Services. Our diagnostic spectrum includes over 300 different tests in the areas of chemistry, pathology, serotology, endocrinology, hematology, and microbiology, as well as tests specific to particular diseases. We do not conduct experiments on animals and are not engaged in animal research.

     Although modified to address the particular requirements of the species tested, the tests performed in our veterinary laboratories are similar to those performed in human clinical laboratories and utilize similar laboratory equipment and technologies. The growing concern for animal health, combined with the movement of veterinary medicine toward increasing specialization, should spur the migration of additional areas of human testing into the veterinary field. For example, we now provide cancer testing for household pets whereas several years ago, these tests were not available.

     Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our 91 specialists to interpret test results, consult on the diagnosis of illnesses and suggest treatment programs. This resource includes veterinarians, chemists, and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. This depth of experience and expertise enables our specialists to suggest additional testing or provide diagnostic advice that assists the veterinarian in developing an appropriate treatment plan.

     Together with our specialist support, we believe the quality of our service further distinguishes our laboratory services. We maintain quality assurance programs to ensure that specimens are collected and transported properly, that tests are performed accurately and that client, patient and test information is reported and billed correctly. Our quality assurance programs include quality control testing of specimens of known concentration or reactivity to ensure accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment, and personnel standards ensuring that only qualified personnel perform testing. As a result, we believe that our accuracy rate is over 99%.

     We operate 16 full-service laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories, that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	ten STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, which picks up an average of 20,000 to 25,000 requisitions daily through an extensive network of drivers and independent couriers. In 2001, we derived approximately 69% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas, we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the following day.

     Veterinarian customers located outside the areas covered by our transportation network are serviced using our Test Express service. Users of the Test Express service send patient specimens by Federal Express to our laboratory just outside of Memphis, the proximity of which to the Federal Express primary sorting facility permits speedy and cost-efficient testing.

     Sales, Marketing and Customer Service. We employ over 40 full-time sales and field service representatives who market laboratory services and maintain relationships with existing customers. The sales force is commissioned-based and organized along geographic regions. We support our sales efforts by strengthening our industry-leading team of specialists, developing marketing literature, attending trade shows, participating in trade associations and providing educational services to veterinarians. In addition, we employ over 80 customer service representatives who respond to customer inquiries, provide test results and, when appropriate, introduce the customer to other services offered by the laboratory.

     Given the high margins we enjoy on many of our incremental tests, our sales force is compensated primarily on its success in maximizing the amount of business from existing customers as well as adding new customers.

     Personnel. We employ a staff of approximately 1,000 full-time-equivalent employees in our laboratory network. We employ on average 306 employees at each of our primary laboratories. At a typical secondary laboratory, we employ on average 89 employees and at our typical STAT laboratory we employ on average 18 employees. We employ some of our specialists and enter into consulting arrangements with others. Our laboratory network consists of an eastern and western division and we employ a vice president to manage each region. We employ a manager at each of our laboratories and supervisors for each department within the laboratories.

Animal Hospitals

     At December 31, 2001, we operated 214 animal hospitals in 33 states that were supported by over 750 veterinarians. Our nationwide network of free-standing, full-service animal hospitals has facilities located in the following states:

California	44
New York*	21
Florida	17
Illinois	16
Michigan	12
Pennsylvania	11
New Jersey*	9
Texas*	9
Maryland	8
Indiana	7
Massachusetts	7
Virginia	6
Nevada	5
Ohio*	5
Alaska	4
Colorado	4
Delaware	4
Connecticut	3
New Mexico	3
Arizona	2
Minnesota*	2
Nebraska*	2
North Carolina*	2
Utah	2
Alabama*	1
Georgia	1
Hawaii	1
Louisiana*	1
Missouri	1
South Carolina	1
Washington*	1
West Virginia*	1
Wisconsin	1

*	States where we manage animal hospitals owned by veterinary medical groups.

     We seek to provide quality medical care in clean, attractive facilities that are open on average between 10 and 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square foot, free-standing facility in an attractive location;

•	has annual revenue between $1.0 million and $2.0 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over ten years.

     In addition to general medical and surgical services, we offer specialized treatments for companion animals, including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. We also provide pharmaceutical products for use in the delivery of treatments by our veterinarians and pet owners. Many of our animal hospitals offer additional services, including grooming, bathing and boarding. We also sell specialty pet products at our hospitals, including pet food, vitamins, therapeutic shampoos and conditioners, flea collars and sprays, and other accessory products.

     As part of the growth strategy of our hospital business, we intend to continue our disciplined acquisition strategy by identifying high quality practices that may have value to be unlocked through the services and scale we can provide. We contemplate the acquisition of 15 to 25 animal hospitals per year. Our typical candidate mirrors the profile of our existing hospital base. Acquisitions will be used to both expand in existing markets and enter new geographical areas. We intend primarily to use cash in our acquisitions, but we may use debt or stock to the extent we deem appropriate. By undertaking prudent acquisitions, we are able to grow our hospital business without diluting the local market for veterinary services.

     Personnel. Our animal hospitals generally employ a staff of between 10 to 30 full-time equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, an office manager who supervises the day-to-day activities of the facility, and a small office staff. We employ a relatively small corporate staff to provide centralized administrative services to all of our animal hospitals.

     We actively recruit highly qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at eight of our facilities, which train approximately 40 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

     We seek to establish an environment that supports the veterinarian in the delivery of quality medicine and fosters professional growth through increased patient flow and a diverse case mix, continuing education, state-of-the-art equipment and access to specialists. We believe our hospitals offer attractive employment opportunities to veterinarians because of this professional environment, competitive compensation programs, management opportunities, employee benefits not generally available to a sole practitioner, scheduling flexibility to accommodate personal lifestyles and the ability to relocate to different regions of the country. Further, we permit some of our veterinarians to participate with us in the ownership and operation of selected animal hospitals. In these circumstances, the veterinarian purchases an equity position in our animal hospital and is our partner in its operation. As of December 31, 2001, we operated 23 hospitals under a partnership structure. Typically, the salary of the veterinarian partner is based on a percentage of the revenue of the animal hospital that is generated by the veterinarian. The operating income of the partnership that is distributed to the veterinarian partner is based on the veterinarian partner’s percentage interest in the partnership, which is typically between 10% and 25%.

     We have established a Medical Advisory Board to support our operations. The Medical Advisory Board’s function, under the direction of our Chief Medical Officer, is to recommend medical standards for our network of animal hospitals. The committee is comprised of leading veterinarians representing both the different geographic regions in which we operate and the medical specialties practiced by our veterinarians. Currently, four members of the Medical Advisory Board are faculty members at leading veterinary colleges in the United States. These members serve as medical consultants to us.

     Marketing. Our marketing efforts are primarily directed towards our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of the Healthy Pet Magazine, a magazine focused on pet care and wellness published by an affiliate of ours, targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number of visits of existing clients and intensity of the services used during each visit. Further, reminder notices are used to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as vaccinations, dental screening and geriatric care.

     We also enter into referral arrangements with local pet shops and humane societies to increase our client base. In addition, we seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

     Ownership Limitations. Some states have laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. At December 31, 2001, we operated 54 animal hospitals in 11 states with these types of ownership restrictions. In these states, instead of owning an animal hospital, we provide management services to veterinary medical groups. We do not consolidate the operating results of these hospitals for financial statement purposes. We provide our management services pursuant to long-term management agreements with the veterinary medical groups, ranging from 10 to 40 years, with non-binding renewal options where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. We are responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinarians and animal hospital staff;

•	marketing; and

•	malpractice and general insurance.

     As compensation for these services, we receive management fees, which are included in animal hospital revenue.

Systems

     We maintain a nationwide management information system to support our veterinary laboratories. In 2000, we completed the migration of our animal hospital operations onto an enterprise-wide management information network. All of our financial and customer records and laboratory results are stored in computer databases, most of which may be accessed by our management. Substantially all of our animal hospitals utilize consistent patient accounting/point-of-sale software, and we are able to track the performance of hospitals on a per service, per veterinarian basis. Laboratory technicians and specialists are able to electronically access test results from remote testing sites, enabling our specialists from varying fields of veterinary medicine to assist in the interpretation of test results and help structure potential treatment programs. We expect that this operational visibility will lead to increases in laboratory, veterinarian and hospital productivity.

     We are continuing to upgrade and integrate our management information systems. The upgrade of the laboratory system will enable us to communicate diagnostic test results to veterinarian customers online and via electronic mail, a service that we believe will provide additional tools for veterinarians in their practice and will help to solidify our relationship with these clients. The upgrade of the animal hospital system will allow us to track performance data on a per customer basis. We expect this upgrade and integration to be substantially complete in early 2002.

Competition

     The companion animal health care services industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location, recommendation of friends, reasonable fees, quality of care and convenient hours. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets that include our animal hospitals. Among veterinary diagnostic laboratories, we believe that quality, price, specialist support and the time required to report results are the major competitive factors. Although there are many individual clinical laboratories that provide a broad range of diagnostic testing services in the same markets serviced by us, few outsourced laboratory companies compete on a national level. Our client base is twice that of our primary competitor in the laboratory business. In addition to competing with dedicated veterinary laboratories, we face competition from several providers of on-site diagnostic equipment that allow veterinarians to perform their own laboratory tests.

Government Regulation

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. We operate 54 hospitals in 11 states with these laws. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

     In addition, all of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in our clinics are required to maintain valid state licenses to practice.

     Acquisitions may be subject to pre-merger or post-merger review by governmental authorities for antitrust and other legal compliance. Adverse regulatory action could negatively affect our operations through the assessment of fines or penalties against us or the possible requirement of divestiture of one or more of our operations.

Employees

     At December 31, 2001, we had approximately 3,480 full-time-equivalent employees, including approximately 623 licensed veterinarians. None of our employees are a party to a collective bargaining agreement with the exception of our courier drivers in the State of New York. These employees are subject to a collective bargaining agreement expiring on July 10, 2003 with the Teamsters Local Union 813. We believe our employee relations to be good.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal executive offices are located in West Los Angeles, California, in approximately 30,000 square feet of leased space. As of March 15, 2002, we maintain leased and owned facilities at 231 other locations that house our animal hospitals and laboratories. We own 63 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Ohio Attorney General’s office filed a lawsuit on December 14, 1998, in the Franklin County Court of Common Pleas in the State of Ohio in which the state alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing, or holding themselves out as providers of, veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the state statute. In response, we have restructured our operations in the State of Ohio in a manner that we believe conforms to the state law and the court’s order. The Attorney General of the State of Ohio informed us that it disagrees with our position that we are in compliance with the court’s order. In June 2001, we appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference and has not yet scheduled a new date. Our five animal hospitals in the State of Ohio have a book value of $6.1 million as of December 31, 2001. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $2.1 million and $409,000, respectively, in the year ended December 31, 2001 and $2.2 million and $513,000, respectively, in the year ended December 31, 2000.

     On November 30, 2001, two majority stockholders of a company that merged with Zoasis.com, Inc. in June 2000 filed a civil complaint against us, Zoasis.com, Inc. and Robert Antin. In the merger, the two stockholders received a less than 10% interest in Zoasis.com, Inc. At the same time, we acquired a less than 20% interest in Zoasis.com, Inc. for an investment of $5.0 million. Robert Antin, our Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis.com, Inc. and serves on its board of directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation, and declaratory judgment arising from the plaintiffs’ investment in Zoasis. On December 31, 2001, we filed a demurrer to the Complaint. On February 25, 2002, the plaintiffs filed an opposition to our demurrer and on March 1, 2002, we filed our Reply to plaintiff’s opposition. On March 7, 2002, our demurrer was denied. On March 22, 2002, we filed an answer to plaintiff’s complaint denying all allegations in the complaint, and we filed a counter claim alleging breach of contract and claim and delivery. We have responded to plaintiff’s initial discovery request and the preparation of our initial discovery request is in process.

     We are a party to various other legal proceedings that arise in the ordinary course of our business. Although we cannot determine the ultimate disposition of these proceedings, we do not believe that adverse determinations in any or all of these proceedings would have a material adverse effect upon our financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS

     On November 19, 2001, stockholders holding a majority of the outstanding shares of our common stock, series A redeemable preferred stock and series B redeemable preferred stock, voting separately, voted by written consent to adopt and approve our Amended and Restated Certificate of Incorporation.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 27, 2001, our common stock has traded on the Nasdaq Stock Market’s National Market under the symbol “WOOF.” From September 20, 2000 through November 26, 2001, our common stock was not publicly traded. From March 19, 1993 through September 20, 2000, our common stock was traded on the Nasdaq Stock Market’s National Market under the symbol “VCAI.” The following table sets forth the range of high and low bid information per share for our common stock as quoted on the Nasdaq Stock Market’s National Market for the periods indicated. All stock prices have been restated to reflect a fifteen-for-one stock split.

	High	Low

Fiscal 2000 by Quarter
First	$0.96	$0.68
Second	0.93	0.83
Third (through September 19, 2000)	0.99	0.90
Fiscal 2001 by Quarter
Fourth (commencing November 21, 2001)	12.45	8.83

     At March 25, 2001, the closing price of the common stock on the Nasdaq Stock Market was $13.45.

     At March 25, 2001, there were approximately 107 holders of record of the Company’s common stock.

Dividends

     We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and the indentures governing our outstanding senior and senior subordinated notes place limitations on our ability to pay dividends or make other distributions in respect of our common stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Use of Proceeds from IPO

     As a result of the initial public offering and the underwriters’ exercise of its over-allotment, we issued 17,370,000 shares of common stock and received net proceeds of approximately $161.5 million. Concurrent with our initial public offering, we issued $170.0 million of 9.875% senior subordinated notes due 2009. We applied the net proceeds from our initial public offering and the sale of the notes, plus $6.3 million of cash on hand, as follows:

•	redeemed all of the outstanding series A and series B redeemable preferred stock for $173.8 million;

•	repaid $100.0 million of bank debt;

•	repaid $59.1 million in principal of the 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repaid $5.0 million in principal of the 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

Equity Compensation Plan

     The following table summarizes information about the securities and exercise price of securities available and outstanding as of December 31, 2001. For a description of these plans, please see “Note 10 — Stock-Based Compensation Plans” in our consolidated financial statements.

			Number of Shares
			Remaining
	Shares Acquired Upon		Available for
	Exercise of	Weighted Average	Future Issuance
Plan Category	Outstanding Options	Exercise Price	of Options

2001 Stock Incentive Plan, not approved by our stockholders	—	—	2,000,000
1996 Stock Incentive Plan, approved by our stockholders	633,795	$1.00	—

Lock-Up Agreements

     In connection with our initial public offering, our directors, officers and other security holders executed lock-up agreements covering an aggregate of 21,366,081 shares of our common stock. The lock-up agreements prohibit the holders of these shares to sell, dispose of, loan, pledge or grant any rights to any of these shares without the prior written consent of Credit Suisse First Boston Corporation. These lock-up agreements expire May 20, 2002.

Recent Sales of Unregistered Securities

     In February 1999, we granted to Robert Antin, Arthur Antin, Neil Tauber, Tomas Fuller, Dawn Olsen and other employees restricted stock bonus awards to purchase an aggregate of 1,428,435 shares of common stock. These stock bonus awards have all been exercised. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In January 2000, we granted to Robert Antin, Arthur Antin, Neil Tauber, Tomas Fuller, Dawn Olsen and other employees restricted stock bonus awards to purchase an aggregate of 4,785,645 shares of common stock. These stock bonus awards have all been exercised. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     As part of our recapitalization, on September 20, 2000 we made the following sales of unregistered securities:

•	Issued and sold 17,524,335 shares of our common stock at a per share purchase price of $1.00 for an aggregate purchase price of $17,524,335 to the following: Robert Antin, 1,906,380 shares; Arthur Antin, 400,005 shares; Neil Tauber, 49,995 shares; Tomas Fuller, 200,010 shares; certain entities controlled by Leonard Green & Partners, 14,336,112 shares; and certain of our employees, some of whom are accredited and some of whom are unaccredited, 631,833 shares. These securities were issued in reliance on the exemption from registration provided by Regulation D, Rule 506, of the Securities Act.

•	Issued and sold 2,998,408 shares of 14% series A senior redeemable exchangeable cumulative preferred stock at a per share purchase price of $25.00 for an aggregate purchase price of approximately $75,000,000 to the following: Green Equity Investors III, L.P. and affiliated investment funds, 2,826,000 shares; GS Mezzanine Partners II, L.P. and affiliated investment funds, 122,123 shares; TCW Leveraged Income Trust, L.P. and affiliated investment funds, 35,918 shares; and The Northwestern Mutual Life Insurance Company, 14,367 shares. These securities were issued in reliance on the exemption from registration provided by Regulation D, Rule 506, of the Securities Act.

•	Issued and sold 2,970,822 shares of 12% series B junior redeemable cumulative preferred stock at a per share purchase price of $25.00 for an aggregate purchase price of approximately $74,300,000 to the following: Green Equity Investors III, L.P. and affiliated investment funds, 2,800,000 shares; GS Mezzanine Partners II, L.P. and affiliated investment funds, 121,000 shares; TCW Leveraged Income Trust, L.P. and affiliated investment funds, 35,588 shares; and The Northwestern Mutual Life Insurance Company, 14,234 shares. These securities were issued in reliance on the exemption from registration provided by Regulation D, Rule 506, of the Securities Act.

•	Sold $100.0 million in senior notes due 2010 pursuant to an indenture of the same date with Chase Manhattan Bank and Trust Company, National Association, as trustee, to the following: GS Mezzanine Partners II, L.P. and affiliated investment funds, $70,834,000; TCW Leveraged Income Trust, L.P. and affiliated funds, $20,833,000; and The Northwestern Mutual Life Insurance Company, $8,333,000. In connection with the sale of the senior notes, VCA Antech issued warrants to purchase up to 1,149,990 shares of common stock to the following investors: GS Mezzanine Partners II, L.P. and affiliated investment funds, 814,575 warrants; TCW Leveraged Income Trust, L.P. and affiliated funds, 239,580 warrants; and The Northwestern Mutual Life Insurance Company, 95,835 warrants. The warrants allow the holders to purchase the common shares at a price of $0.0007 on or before the closing of an initial public offering of our common stock. These securities were issued in reliance on the exemption from registration provided by Regulation D, Rule 506, of the Securities Act.

•	Sold $20.0 million in senior subordinated notes due 2010 pursuant to an indenture of the same date with Chase Manhattan Bank and Trust Company, National Association, as trustee, to the following: GS Mezzanine Partners II, L.P. and affiliated investment funds, $14,166,000; TCW Leveraged Income Trust, L.P. and affiliated funds, $4,167,000; and The Northwestern Mutual Life Insurance Company, $1,667,000. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On November 27, 2001, and concurrent with our initial public offering, we sold $170.0 million in senior subordinated notes due 2009 pursuant to an indenture of the same date with Chase Manhattan Bank and Trust Company, National Association, as trustee, to the Goldman, Sachs & Co. These securities were issued in reliance on the exemption from registration provided by Regulation D, Rule 506, of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our audited financial statements. You should read the selected financial data presented below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our audited consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are included in this Annual Report on Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)
Statements of Operations Data:
Laboratory revenue	$134,711	$119,300	$103,282	$89,896	$68,997
Animal hospital revenue	272,113	240,624	217,988	191,888	165,848
Other revenue (1)	2,000	925	5,100	5,100	5,764
Intercompany	(7,462)	(6,162)	(5,810)	(5,845)	(4,696)

Total revenue	401,362	354,687	320,560	281,039	235,913
Direct costs	283,226	254,890	232,493	209,380	178,630
Selling, general and administrative	38,633	27,446	23,622	19,693	17,676
Depreciation and amortization	25,166	18,878	16,463	13,132	11,199
Agreement termination costs	17,552	—	—	—	—
Recapitalization costs	—	34,268	—	—	—
Year 2000 remediation expense	—	—	2,839	—	—
Other non-cash operating items	9,079	—	(1,873)	—	—

Operating income	27,706	19,205	47,016	38,834	28,408
Net interest expense	42,918	19,892	9,449	8,832	7,411
Other expense, net	168	1,800	—	—	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	(15,380)	(2,487)	37,567	30,002	20,997
Minority interest in income of subsidiaries	1,439	1,066	850	780	424
Provision for income taxes	445	2,199	14,360	12,954	9,347
Extraordinary loss on early extinguishment of debt (net of taxes)	10,159	2,659	—	—	—
Increase in carrying amount of redeemable preferred stock	19,151	5,391	—	—	—

Net income (loss) available to common stockholders	$(46,574)	$(13,802)	$22,357	$16,268	$11,226

Basic earnings (loss) per share	$(2.39)	$(0.06)	$0.07	$0.05	$0.04
Diluted earnings (loss) per share	$(2.39)	$(0.06)	$0.07	$0.05	$0.04
Shares used for computing basic earnings (loss) per share	19,509	234,055	315,945	305,250	294,390
Shares used for computing diluted earnings (loss) per share	19,509	234,055	329,775	329,100	315,195

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands)
Other Financial Data:
Adjusted EBITDA (2)(3)	$89,387	$73,526	$64,445	$51,966	$39,607
Adjusted EBITDA margin (4)	22.3%	20.7%	20.1%	18.5%	16.8%
Laboratory EBITDA (5)	$45,561	$38,827	$32,273	$24,215	$20,142
Laboratory EBITDA margin (4)	33.8%	32.5%	31.2%	26.9%	29.2%
Animal hospital EBITDA (6)	$53,658	$42,985	$37,237	$31,975	$23,243
Animal hospital EBITDA margin (4)	19.7%	17.9%	17.1%	16.7%	14.0%
Net cash provided by operating activities	$57,104	$60,054	$38,467	$27,123	$22,674
Net cash used in investing activities	(36,202)	(47,679)	(13,676)	(19,474)	(16,368)
Net cash used in financing activities	(24,318)	(12,476)	(23,148)	(18,554)	(16,045)
Capital expenditures	13,481	22,555	21,803	11,678	7,241
Balance Sheet Data (at period end):
Cash and cash equivalents	$7,103	$10,519	$10,620	$8,977	$19,882
Net working capital	(2,574)	5,289	9,605	6,694	(4,454)
Total assets	468,521	483,070	426,500	393,960	386,089
Total debt	384,332	362,749	161,535	159,787	173,875
Total redeemable preferred stock	—	154,622	—	—	—
Total stockholders’ equity (deficit)	39,764	(81,310)	231,229	202,685	180,851

(1)	Other revenue includes consulting fees of $2.0 million, $925,000, $5.1 million, $5.1 million and $4.7 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. For the year ended December 31, 1997 other revenue also includes revenue from our pet product joint venture; we transferred the control of the joint venture to our joint venture partner in February 1997.

(2)	EBITDA is operating income (loss) before depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude management fees, recapitalization costs, Year 2000 remediation expense, agreement termination costs and other non-cash operating items. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA and Adjusted EBITDA are widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

     The calculation of EBITDA and Adjusted EBITDA is shown below (in thousands):

	Year Ended December 31,

	2001	2000	1999	1998	1997

Operating income	$27,706	$19,205	$47,016	$38,834	$28,408
Depreciation and amortization	25,166	18,878	16,463	13,132	11,199

EBITDA	52,872	38,083	63,479	51,966	39,607
Management fees (a)	2,273	620	—	—	—
Agreement termination costs	17,552	—	—	—	—
Recapitalization costs	—	34,268	—	—	—
Year 2000 remediation expense	—	—	2,839	—	—
Other non-cash operating items (b)	16,690	555	(1,873)	—	—

Adjusted EBITDA	$89,387	$73,526	$64,445	$51,966	$39,607

(a)	Management fees were paid pursuant to our management services agreement and are included in selling, general and administrative expense in our statements of operations. Effective December 1, 2001, the parties terminated the management services agreement.

(b)	Other non-cash operating items include a write-down and loss on sale of assets of $9.1 million and non-cash compensation of $1.4 million included in direct costs and $6.2 million included in selling, general and administrative expense for the year ended December 31, 2001; non-cash compensation of $103,000 included in direct costs and $452,000 included in selling, general and administrative expense for the year ended December 31, 2000; reversal of restructuring charges of $1.9 million for the year ended December 31, 1999; reversal of restructuring charges of $2.1 million and restructuring charges of $2.1 million for the year ended December 31, 1997. Numbers may not add due to rounding.

(3)	Adjusted EBITDA is the sum of laboratory EBITDA, animal hospital EBITDA and other revenue, less corporate selling, general and administrative expense, excluding non-cash compensation and management fees. For the year ended December 31, 1997, Adjusted EBITDA also includes EBITDA of our pet products joint venture of $168,000.

     The calculation of Adjusted EBITDA is shown below (in thousands):

	Year Ended December 31,

	2001	2000	1999	1998	1997

Laboratory EBITDA (5)	$45,561	$38,827	$32,273	$24,215	$20,142
Animal hospital EBITDA (6)	53,658	42,985	37,237	31,975	23,243
Other revenue	2,000	925	5,100	5,100	4,700
Corporate selling, general and administrative expense (7)	(11,832)	(9,211)	(10,165)	(9,324)	(8,646)
Pet products joint venture EBITDA	—	—	—	—	168

Adjusted EBITDA	$89,387	$73,526	$64,445	$51,966	$39,607

(4)	Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue. Laboratory EBITDA margin is calculated by dividing laboratory EBITDA by laboratory revenue. Animal hospital EBITDA margin is calculated by dividing animal hospital EBITDA by animal hospital revenue.

(5)	Laboratory EBITDA excludes non-cash compensation of $4.3 million and $311,000 for the years ended December 31, 2001 and 2000, respectively.

(6)	Animal hospital EBITDA excludes non-cash compensation of $2.6 million and $188,000 for the years ended December 31, 2001 and 2000, respectively.

(7)	Corporate selling, general and administrative expense excludes non-cash compensation of $771,000 and management fees of $2.3 million for the year ended December 31, 2001; and non-cash compensation of $55,000 and management fees of $620,000 for the year ended December 31, 2000. Management fees were paid pursuant to our management services agreement. Effective December 1, 2001, the parties terminated the management services agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this annual report on Form 10-K is as of March 25, 2002, and we undertake no duty to update this information. Should events occur subsequent to March 25, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

Overview

     We operate a leading animal health care services company and operate the largest networks of veterinary diagnostic laboratories and free-standing, full-service animal hospitals in the United States. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including routine vaccinations, health examinations, diagnostic testing, spaying, neutering and dental care.

     Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in all 50 states and completing acquisitions for a total of 160 animal hospitals. At December 31, 2001, our laboratory network consisted of 16 laboratories serving all 50 states and our animal hospital network consisted of 214 animal hospitals in 33 states. We are focusing primarily on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

     The following table summarizes our growth in facilities for the periods presented:

	Year Ended December 31,

	2001	2000	1999

Laboratories:
Beginning of period	15	13	12
Acquisitions and new facilities	1	3	3
Relocated into other labs operated by us	—	(1)	(2)

End of period	16	15	13

Animal hospitals:
Beginning of period	209	194	168
Acquisitions	21	24	39
Relocated into hospitals operated by us	(13)	(8)	(11)
Sold or closed	(3)	(1)	(2)

End of period	214	209	194

Owned at end of period	160	157	149
Managed at end of period	54	52	45

     We were a publicly traded company from 1991 until September 2000, when we completed a recapitalization with an entity controlled by Leonard Green & Partners. The recapitalization was completed in a financial market which we believed did not adequately value companies of our size and type because the market’s focus and attention was largely on technology and internet-based companies. The recapitalization was financed by:

•	the contribution of $155.0 million by a group of investors led by Leonard Green & Partners;

•	borrowings of $250.0 million under a $300.0 million senior credit facility;

•	the issuance of an aggregate of $100.0 million of senior notes; and

•	the issuance of an aggregate of $20.0 million of senior subordinated notes.

     Our subsequent performance and the changing market dynamics supported the determination by our board of directors to re-enter the public sector. On November 27, 2001 we consummated our initial public offering. As a result of this offering and the underwriters’ exercise of its over-allotment, we issued 17,370,000 shares of common stock and received net proceeds of $161.5 million. Concurrent with the consummation of the initial public offering, our wholly-owned subsidiary, Vicar, issued $170.0 million of 9.875% senior subordinated notes. We applied the net proceeds from the offering and the sale of the original notes, plus cash on hand, as follows:

•	redeemed all of our outstanding series A and series B redeemable preferred stock;

•	repaid $100.0 million of senior term A and B notes;

•	repaid $59.1 million of the 15.5% senior notes due 2010, at a redemption price of 110% plus accrued and unpaid interest; and

•	repaid $5.0 million in principal of the 13.5% senior subordinated notes due 2010, at redemption price of 110%, plus accrued and unpaid interest.

     Upon consummation of our initial public offering and the sale of the notes, the parties terminated non-competition agreements with four members of our senior management and the management agreement with Leonard Green & Partners. In connection with the termination of these agreements, we took a non-cash charge of approximately $9.6 million and a cash charge of $8.0 million. For a description of these agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Basis of Reporting

General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We report our operations in three segments: laboratory, animal hospital and corporate. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     Revenue is recognized only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

Laboratory Revenue

     A portion of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. Laboratory internal revenue growth is calculated using laboratory revenue as reported, adjusted to exclude, for those laboratories that we did not own for the entire period presented, an estimate of revenue generated by these newly acquired laboratories subsequent to the date of our purchase. We calculate this estimate of revenue for each newly acquired laboratory using an historical twelve-month revenue figure (in some cases on an annualized basis) provided to us by the seller of the acquired laboratory, which amount is increased by our laboratory revenue growth rate for the prior year. In calculating the laboratory revenue growth rate for the year in which the acquisition occurred, we exclude from our reported laboratory revenue the estimated annual revenue attributable to newly acquired laboratories multiplied by a fraction representing the portion of the year that we owned the related facility. In calculating the laboratory revenue growth rate for the year following the acquisition, we exclude from our reported laboratory revenue the estimated annual revenue attributable to newly acquired laboratories multiplied by a fraction representing the portion of the year that we did not own the facility. To determine our laboratory internal revenue growth rate for the applicable period, we compare our laboratory revenue net of estimated laboratory revenue of newly acquired laboratories, to our laboratory revenue as reported for the prior comparable period. We believe this fairly presents our laboratory internal revenue growth for the periods presented. Our calculation may not be comparable to similarly titled measures by other companies, however, any differences in calculations or errors in estimates used would not have a material effect on our laboratory internal growth rates presented in this annual report.

     Laboratory revenue is presented net of discounts. Some discounts, such as those given to clients for prompt payment, are applied to clients’ accounts in periods subsequent to the period the revenue was recognized. Such discounts not yet applied to clients’ accounts are estimated and deducted from revenue in the month the related revenue was recognized. Such estimates are based upon historical experience. Errors in estimates would not have a material effect on our financial statements.

Animal Hospital Revenue

     Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees of animal hospitals that we manage. Certain states prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, we enter into arrangements with a veterinary medical group that provides all veterinary medical care, although we manage the administrative functions associated with the operation of the animal hospitals. In return for our services, the veterinary medical group pays us a management fee. We do not consolidate the operations of animal hospitals that we manage. However, for purposes of calculating same-facility revenue growth in our animal hospitals, we use the combined revenue of animal hospitals owned and managed for the entire periods presented. Same-facility revenue growth includes revenue generated by customers referred from our relocated animal hospitals.

Other Revenue

     Other revenue is comprised of consulting fees from Heinz Pet Products relating to the marketing of its proprietary pet food.

Direct Costs

     Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs. Animal hospital direct costs are comprised of all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel employed by the hospitals we own, facilities rent, occupancy costs, supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies.

Selling, General and Administrative

     Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management and administrative personnel, recruiting and marketing expense. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, professional expense, rent and occupancy costs.

EBITDA and Adjusted EBITDA

     EBITDA is operating income (loss) before depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude management fees paid pursuant to our management services agreement, recapitalization costs, Year 2000 remediation expense, agreement termination costs and other non-cash operating items. Corporate EBITDA is comprised of other revenue less corporate selling, general and administrative expense, adjusted to exclude non-cash compensation.

     EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. Although EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, we understand that EBITDA and Adjusted EBITDA are widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Non-Cash Compensation

     In connection with our recapitalization in September 2000, some of our employees elected to exchange their stock options for newly issued stock options. The number of stock options issued to each employee was equal to the intrinsic value of their old stock options divided by the $0.20 strike price of the new stock options. These stock options were accounted for as variable awards, and related non-cash compensation of $555,000 was recorded in the year ended December 31, 2000. An additional charge for non-cash compensation of $7.6 million was recorded in the year ended December 31, 2001, as a result of the increase in the estimated market value of the common stock. In August 2001, all of these options were exercised or cancelled. Non-cash compensation is included in direct costs of the laboratory and selling, general and administrative expense.

Critical Accounting Policies and Estimates

     We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Worker’s Compensation Expense

     On October 8, 2001, we entered into a one-year workers’ compensation insurance policy with a $250,000 per-occurrence deductible and a stop-loss aggregate deductible of $4.7 million. We have determined that $3.0 million is a reasonable estimate of expected claims losses under this policy and we are accruing for these losses ratably over the twelve-month period ending September 30, 2002. In determining this estimate, in conjunction with the insurance carrier, we reviewed our five-year history of total claims losses, ratio of losses to premiums paid, payroll growth and the current risk control environment. We are pre-funding estimated claims losses to the insurance carrier of approximately $2.9 million. If we were accruing the maximum possible claims losses for the three months the policy was effective in 2001, we would have recorded an additional $430,000 of expense for the year ended December 31, 2001.

Goodwill and Long-lived Assets Impairment

     Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired. Long-lived assets represent other tangible and intangible assets including, but not limited to, covenants not to compete, property and equipment.

     We continually evaluate whether events, circumstances or net losses on the entity level have occurred that indicate the remaining estimated useful life of long-lived assets and goodwill may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, we use an estimate of the related facilities undiscounted, tax adjusted net income over the remaining life of the assets to measure whether the assets are recoverable. If it is determined that the assets on a given entity are partially or totally unrecoverable, losses will be recognized to the extent that projected aggregate tax adjusted net income over the life of the assets does not cover the assets balances at the date of the impairment. As a result of evaluation in 2001, we recorded a write-down of goodwill from one hospital of approximately $800,000.

     Throughout 2001, strategic opportunities arose to merge our existing hospitals into other existing hospitals with excess capacity and to acquire a hospital with excess capacity and merge one of our existing hospitals into it. When we merge one of our hospitals, we write-off all of the goodwill on the books of the merging or moving hospital. During 2001, we merged five of our existing hospitals into other existing hospitals and purchased one hospital that we merged one of our existing hospitals into. This activity resulted in a corresponding write-down of goodwill of approximately $6.3 million.

     Lastly, during 2001, we performed an analysis of the fair market value of certain vacant properties held for sale and determined that five of these properties had book values in excess of estimate market value. As a result of this analysis, we recorded an impairment charge of approximately $1.4 million.

Legal Settlements

     We are a party to various legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, and our insurance policy coverage for such matters, we have accrued a minimal amount for legal settlements as part of other accrued liabilities.

Results of Operations

     The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the indicated periods:

	Year Ended December 31,

	2001	2000	1999

Revenue:
Laboratory	33.6%	33.6%	32.2%
Animal hospital	67.8	67.8	68.0
Other	0.5	0.3	1.6
Intercompany	(1.9)	(1.7)	(1.8)

Total revenue	100.0	100.0	100.0
Direct costs	70.6	71.9	72.5
Selling, general and administrative	9.6	7.6	7.4
Depreciation and amortization	6.3	5.4	5.1
Agreement termination costs	4.4	—	—
Recapitalization costs	—	9.7	—
Year 2000 remediation expense	—	—	0.9
Other non-cash operating items	2.2	—	(0.6)

Operating income	6.9	5.4	14.7
Net interest expense	10.7	5.6	2.9
Other expense, net	—	0.5	—
Minority interest	0.4	0.3	0.3
Provision for income taxes	0.1	0.6	4.5
Extraordinary loss on early extinguishment of debt	2.5	0.8	—

Net income (loss)	(6.8)%	(2.4)%	7.0%

     The following table is a summary of the components of operating income by segment:

				Inter-
				Company
		Animal		Sales
	Laboratory	Hospital	Corporate	Elimination	Total

2001
Revenue	$134,711	$272,113	$2,000	$(7,462)	$401,362
Direct costs	81,996	208,692	—	(7,462)	283,226
Selling, general and administrative	11,434	12,323	14,876	—	38,633
Depreciation and amortization	4,657	14,491	6,018	—	25,166
Agreement termination costs	—	—	17,552	—	17,552
Write-down and loss on sale of assets	—	—	9,079	—	9,079

Operating Income	$36,624	$36,607	$(45,525)	$—	$27,706

2000
Revenue	$119,300	$240,624	$925	$(6,162)	$354,687
Direct costs	72,662	188,390	—	(6,162)	254,890
Selling, general and administrative	8,122	9,437	9,887	—	27,446
Depreciation and amortization	4,472	12,167	2,239	—	18,878
Recapitalization costs	—	—	34,268	—	34,268

Operating Income	$34,044	$30,630	$(45,469)	$—	$19,205

1999
Revenue	$103,282	$217,988	$5,100	$(5,810)	$320,560
Direct costs	64,234	174,069	—	(5,810)	232,493
Selling, general and administrative	6,775	6,682	10,165	—	23,622
Depreciation and amortization	4,234	10,472	1,757	—	16,463
Year 2000 remediation expense	—	—	2,839	—	2,839
Reversal of restructuring charges	—	—	(1,873)	—	(1,873)

Operating Income	$28,039	$26,765	$(7,788)	$—	$47,016

Revenue

     The following table summarizes our revenue for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):

				% Change

	2001	2000	1999	2001	2000

Laboratory	$134,711	$119,300	$103,282	12.9%	15.5%
Animal hospital	272,113	240,624	217,988	13.1%	10.4%
Other	2,000	925	5,100
Intercompany	(7,462)	(6,162)	(5,810)

Total revenue	$401,362	$354,687	$320,560	13.2%	10.6%

  Laboratory Revenue

     Laboratory revenue increased $15.4 million, or 12.9%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, which increased $16.0 million, or 15.5%, compared to the year ended December 31, 1999. The increase in laboratory revenue for the year ended December 31, 2001 compared to the comparable prior period primarily was due to internal growth of 12.5%. This internal laboratory revenue growth resulted from the increase in the overall number of tests and requisitions and an increase in the average revenue per requisition. These increases were primarily the result of the continued emphasis on selling our pet health and wellness programs and the implementation of a price increase for most tests in February 2001. The increase in laboratory revenue for the year ended December 31, 2000 compared to the comparable prior period primarily was due to internal growth of 12.6%. This internal laboratory revenue growth also resulted from an increase in the overall number of tests and requisitions and an increase in the average revenue per requisition. These increases primarily were due to the development and sale of new programs, the implementation of a price increase for most tests in February 2000 and the continued growth of our Test Express business.

  Animal Hospital Revenue

     The following table summarizes our animal hospital revenue as reported and the combined revenue of animal hospitals that we owned and managed had we consolidated the operating results of the animal hospitals we manage into our operating results for the years ended December 31, 2001, 2000, and 1999 (dollars in thousands):

				% Change

	2001	2000	1999	2001	2000

Animal hospital revenue as reported	$272,113	$240,624	$217,988	13.1%	10.4%
Less: Management fees paid to us by veterinary medical groups	(37,770)	(31,133)	(30,202)
Add: Revenue of animal hospitals managed	71,591	60,380	42,829

Combined revenue of animal hospitals owned and managed	$305,934	$269,871	$230,615	13.4%	17.0%

     Animal hospital revenue increased $31.5 million, or 13.1%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, which increased $22.6 million, or 10.4%, compared to the year ended December 31, 1999. The increase in animal hospital revenue for the year ended December 31, 2001 as compared to the comparable prior period resulted primarily from the acquisition of 21 animal hospitals that we owned, managed or relocated into other hospitals owned by us subsequent to December 31, 2000. Similarly, the increase for the year ended December 31, 2000 as compared to the comparable prior period resulted primarily from the acquisition of 24 animal hospitals that we owned, managed or relocated into other hospitals owned by us subsequent to December 31, 1999. The increase in animal hospital revenue for the year ended December 31, 2001 also was due to same-facility revenue growth of 5.0%, and the increase in animal hospital revenue for the year ended December 31, 2000 also was due to same-facility revenue growth of 7.0%. Same-facility revenue growth in both years primarily was due to increases in the average amount spent per visit and revenue generated by customers referred from our relocated animal hospitals.

  Other Revenue

     Other revenue increased $1.1 million for the year ended December 31, 2001 compared to the year ended December 31, 2000, which decreased $4.2 million compared to the year ended December 31, 1999. Our consulting agreement with Heinz Pet Products expired February 1, 2000. Under this agreement we had received monthly consulting fees of $425,000 from February 1997 through January 2000. We entered into a new agreement with Heinz Pet Products effective October 1, 2000 which provides for monthly consulting fees of approximately $167,000 over a term of 24 months ending September 2002. Consequently, for the year ended December 31, 2001, other revenue includes consulting fees for the entire year as compared to an aggregate of four months for the year ended December 31, 2000 and for the year ended December 31, 1999.

Direct Costs

     The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):

	2001		2000		1999		% Change

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2001	2000

Laboratory	$81,996	60.9%	$72,662	60.9%	$64,234	62.2%	12.8%	13.1%
Animal hospital	208,692	76.7%	188,390	78.3%	174,069	79.9%	10.8%	8.2%
Other	—		—		—
Intercompany	(7,462)		(6,162)		(5,810)		21.1%	6.1%

Total direct costs	$283,226	70.6%	$254,890	71.9%	$232,493	72.5%	11.1%	9.6%

  Laboratory Direct Costs

     Laboratory direct costs increased $9.3 million, or 12.8%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, which increased $8.4 million, or 13.1%, compared to the year ended December 31, 1999. Laboratory direct costs as a percentage of laboratory revenue was 60.9% for each of the years ended December 31, 2001 and 2000, which decreased from 62.2% for the year ended December 31, 1999. Laboratory direct costs include non-cash compensation of $1.4 million and $103,000 for the years ended December 31, 2001 and 2000. Laboratory direct costs excluding non-cash compensation as a percentage of laboratory revenue decreased to 59.8% for the year ended December 31, 2001 and from 60.8% for the year ended December 31, 2000. The decreases in laboratory direct costs as a percentage of laboratory revenue during these periods primarily were attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business.

  Animal Hospital Direct Costs

     The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals owned and managed had we consolidated the operating results of the animal hospitals we manage into our operating results for the years ended December 31, 2001, 2000, and 1999 (dollars in thousands):

	2001		2000		1999		% Change

		% of		% of		% of
		Combined		Combined		Combined
	$	Revenue	$	Revenue	$	Revenue	2001	2000

Animal hospital direct costs as reported	$208,692	76.7%	$188,390	78.3%	$174,069	79.9%	10.8%	8.2%
Add: Direct costs of animal hospitals managed	71,591		60,380		42,829
Less: Management fees charged by us to veterinary medical groups	(37,770)		(31,133)		(30,202)

Combined direct costs of animal hospitals owned and managed	$242,513	79.3%	$217,637	80.6%	$186,696	81.0%	11.4%	16.6%

     Animal hospital direct costs increased $20.3 million, or 10.8%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, which increased $14.3 million, or 8.2%, compared to the year ended December 31, 1999. Animal hospital direct costs as a percentage of animal hospital revenue decreased to 76.7% for the year ended December 31, 2001 from 78.3% for the year ended December 31, 2000, which decreased from 79.9% for the year ended December 31, 1999. The decreases in animal hospital direct costs as a percentage of animal hospital revenue during these periods primarily were attributable to the increase in revenue combined with the operating leverage associated with the animal hospital business, as most of the costs associated with this business do not increase proportionately with increases in the volume of services rendered. The decrease in animal hospital direct costs as a percentage of animal hospital revenue for the year ended December 31, 2000 as compared to 1999 was also attributable to a reduction in some of our obligations to the animal hospitals we manage which reduced our costs, together with a corresponding reduction in our management fees.

Selling, General and Administrative

     The following table summarizes our selling, general and administrative expense and expense as a percentage of applicable revenue for the years ended December 31, 2001, 2000, and 1999 (dollars in thousands):

	2001		2000		1999		% Change

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2001	2000

Laboratory	$11,434	8.5%	$8,122	6.8%	$6,775	6.6%	40.8%	19.9%
Animal hospital	12,323	4.5%	9,437	3.9%	6,682	3.1%	30.6%	41.2%
Corporate	14,876	3.7%	9,887	2.8%	10,165	3.2%	50.5%	(2.7)%

Total selling, general and administrative	$38,633	9.6%	$27,446	7.7%	$23,622	7.4%	40.8%	16.2%

  Laboratory Selling, General and Administrative

     Laboratory selling, general and administrative expense for the year ended December 31, 2001 increased $3.3 million, or 40.8%, compared to the year ended December 31, 2000, which increased $1.3 million, or 19.9%, compared to the year ended December 31, 1999. The increase in laboratory selling, general and administrative expense for the year ended December 31, 2001 compared to the comparable prior period primarily was due to $2.9 million of non-cash compensation, as well as an increase in commission payments to sales representatives, which was caused by an increase in sales. Excluding the non-cash compensation, laboratory selling, general and administrative expense as a percentage of laboratory revenue was 6.4% and 6.6% in 2001 and 2000. The increase in laboratory selling, general and administrative expense for the year ended December 31, 2000 compared to the comparable prior period primarily was due to an increase in commission payments to sales representatives, which was caused by an increase in sales, and salaries attributable to new sales representatives.

  Animal Hospital Selling, General and Administrative

     Animal hospital selling, general and administrative expense for the year ended December 31, 2001 increased $2.9 million, or 30.6% compared to the year ended December 31, 2000, which increased $2.8 million, or 41.2%, compared to the year ended December 31, 1999. The increase in animal hospital selling, general and administrative expense for the year ended December 31, 2001 compared to the comparable prior period primarily was due to $2.6 million of non-cash compensation. Excluding the non-cash compensation, animal hospital selling, general and administrative expense as a percentage of revenue was 3.6% and 3.8% in 2001 and 2000. The increase in animal hospital selling, general and administrative expense for the year ended December 31, 2000 primarily was attributable to salaries associated with new personnel hired in connection with the expansion of our management and administrative infrastructure to support the additional number of animal hospitals we owned and managed.

  Corporate Selling, General and Administrative

     Corporate selling, general and administrative expense for the year ended December 31, 2001 increased $5.0 million, or 50.5%, compared to the year ended December 31, 2000. The increase was primarily due to a $1.7 million increase in management fees paid, a $1.3 million increase in corporate bonuses, an $845,000 increase in legal expense, a $716,000 increase in non-cash compensation and approximately $400,000 of salary increases at corporate.

     Corporate selling, general and administrative expense for the year ended December 31, 2000 decreased $278,000, or 2.7% compared to the year ended December 31, 1999. This decrease was due to efficiencies realized in our information systems, accounting and finance departments that resulted from our systems upgrade.

     Excluding the non-cash compensation and management fees, corporate selling, general and administrative expense as a percentage of revenue was 2.9% and 2.6% in 2001 and 2000.

Adjusted EBITDA

     The following table summarizes our Adjusted EBITDA and our Adjusted EBITDA as a percentage of applicable revenue for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):

	2001		2000		1999		% Change

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2001	2000

Laboratory EBITDA (1)	$45,561	33.8%	$38,827	32.5%	$32,273	31.2%	17.3%	20.3%
Animal hospital EBITDA (2)	53,658	19.7%	42,985	17.9%	37,237	17.1%	24.8%	15.4%
Other revenue	2,000		925		5,100
Corporate selling, general and administrative (3)	(11,832)		(9,211)		(10,165)

Total Adjusted EBITDA	$89,387	22.3%	$73,526	20.7%	$64,445	20.1%	21.6%	14.1%

(1)	Laboratory EBITDA excludes non-cash compensation of $4.3 million and $311,000 for the years ended December 31, 2001 and 2000, respectively.

(2)	Animal hospital EBITDA excludes non-cash compensation of $2.6 million and $188,000 for the years ended December 31, 2001 and 2000, respectively

(3)	Corporate selling, general and administrative expense excludes non-cash compensation of $771,000 and management fees of $2.3 million for the year ended December 31, 2001; and non-cash compensation of $55,000 and management fees of $620,000 for the year ended December 31, 2000.

Depreciation and Amortization

     Depreciation and amortization expense increased $6.3 million, or 33.3%, for the year ended December 31, 2001 compared to the year ended December 31, 2000, which increased $2.4 million, or 14.7%, compared to the year ended December 31, 1999. The increases in depreciation and amortization expense primarily were due to the amortization over a three-year period of $15.6 million paid to our executives pursuant to non-competition agreements entered into in September 2000, the purchase of property and equipment and the acquisition of animal hospitals.

     As a result of the implementation of SFAS No. 142, we will no longer amortize goodwill in 2002. For a detailed discussion of SFAS No. 142, see “New Accounting Pronouncements.” This change, in conjunction with the termination of our non-competition agreements with members of senior management, will have the impact of lowering amortization expense in 2002 by approximately $14.4 million.

Recapitalization Costs

     We incurred $34.3 million of recapitalization costs for the year ended December 31, 2000 pertaining to our recapitalization in September 2000. These costs consisted of $24.1 million associated with the buy-out of stock options held by employees, $1.2 million paid to our employees for services rendered in connection with our recapitalization, $7.6 million of professional fees and $1.4 million of other expense. We do not expect any similar charges in 2002 or subsequent years.

Agreement Termination Costs

     During the year ended December 31, 2001, we terminated non-competition agreements with four members of senior management and recorded a non-cash charge of $9.6 million. In addition, we paid $8.0 million to terminate our management services agreement with Leonard Green & Partners. We do not expect any similar charges in 2002 or subsequent years.

Other Non-Cash Operating Items

     Other non-cash operating items consisted of $9.1 million write-down and loss on sale of assets for the year ended December 31, 2001. The write-down of assets primarily was attributable to the relocation of five of our animal hospitals into existing animal hospitals we operated, the determination that goodwill was impaired at one of our existing animal hospitals and the write-down of real property available for sale to fair market value. Other non-cash operating items consisted of $1.9 million reversal of restructuring charges pertaining to our 1996 and 1997 restructuring plans for the year ended December 31, 1999.

Net Interest Expense

     Net interest expense increased $23.0 million, or 115.8% to $42.9 million for the year ended December 31, 2001 from $19.9 million for the year ended December 31, 2000, which represented an increase of $10.5 million, or 110.5%, from $9.4 million for the year ended December 31, 1999. The increase in net interest expense in 2001 and 2000 primarily was due to debt we incurred in connection with the recapitalization in September 2000.

Other Expense, Net

     Other expense was $168,000 for the year ended December 31, 2001, consisting of a non-cash loss on a hedging instrument pertaining to the changes in the time value of our collar agreement. Other expense was $1.8 million for the year ended December 31, 2000, consisting of a $3.2 million gain on sale of our investment in Veterinary Pet Insurance, Inc. and a $5.0 million loss resulting from the write-down of our investment in Zoasis.com, Inc.

Provision for Income Taxes

     Provision for income taxes was $445,000, $2.2 million and $14.4 million for the years ended December 31, 2001, 2000 and 1999. Our effective income tax rate for each year varies from the statutory rate primarily due to the non-deductibility for income tax purposes of the amortization of a portion of goodwill. In 2001, our effective income tax rate also was impacted by the write-down of zero tax basis assets and non-cash compensation.

Minority Interest

     Minority interest in income of the consolidated subsidiaries was $1.4 million, $1.1 million and $850,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Minority interest in income represents our partners’ proportionate share of net income generated by our subsidiaries that we do not wholly own.

Increase in Carrying Amount of Redeemable Preferred Stock

     The holders of our series A redeemable preferred stock and our series B redeemable preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. The dividends not paid in cash compounded quarterly. The dividends earned during 2001 and 2000 were added to the liquidation preference of the preferred stock. In November 2001, the Company redeemed all of the outstanding series A and series B redeemable preferred stock.

Related Party Transactions

     We believe, based on our reasonable judgment, but without further investigation, that the terms of each of the following transactions or arrangements between us and our affiliates, officers, directors or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to us as could then have been obtained from unrelated parties.

Acquisitions

     As part of an often-used acquisition strategy, the Company hires the selling doctor upon purchase of their practice. The Company may lease facilities from the selling doctor; the related lease agreements are negotiated at prevailing market rates as part of the acquisition before the doctor is hired. These arrangements are not contingent upon the current or future employment of the doctors.

Recapitalization Transaction

     On September 20, 2000, we completed a recapitalization with an entity controlled by Leonard Green & Partners. In the recapitalization, each outstanding share of our common stock, other than shares retained by management and employees, was canceled and converted into the right to receive $1.00. The recapitalization was financed by:

•	the contribution of $155.0 million by a group of investors led by Leonard Green & Partners;

•	our issuance of an aggregate of $20.0 million of senior subordinated notes;

•	borrowings of $250.0 million under our $300.0 million senior credit facility; and

•	our issuance of an aggregate of $100.0 million of senior notes.

     Upon the completion of the recapitalization, Robert Antin, Arthur Antin, Neil Tauber, Tom Fuller, other stockholders and a group of investors led by Leonard Green & Partners acquired 17,524,335 shares of common stock at a purchase price of $1.00 per share. Goldman Sachs Credit Partners L.P. is a lender under our senior credit facility. GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., affiliates of Goldman, Sachs & Co., purchased portions of our securities for an aggregate purchase price of $85.0 million. Melina Higgins, one of our directors, is the Chief Financial Officer of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. The following partners of Leonard Green & Partners also serve on our board of directors: John Baumer, John Danhakl and Peter Nolan.

Stockholders Agreement

     On September 20, 2000, we entered into a stockholders agreement, as amended, with each of our stockholders. Under the stockholders agreement, each party to the stockholders agreement has call rights with respect to shares of common stock and stock options held by members of management in the event of termination of employment for any reason. The call rights permit us to repurchase callable shares at $1.00 per share. In connection with our initial public offering, the stockholders’ agreement was amended such that effective October 1, 2001:

•	Call rights expired on one-half of Robert Antin’s shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights will expire ratably over a six-month period commencing October 1, 2001;

•	Call rights expired on one-half of Arthur Antin’s, Neil Tauber’s and Tomas Fuller’s shares that initially were subject to the stockholders agreement. Of the amount remaining, call rights will expire on one-half of those shares on April 1, 2002, and on the remaining one-half on October 1, 2002; and

•	Call rights expired on one-half of the other employees’ shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights will expire ratably over a 12-month period commencing May 1, 2002.

     The stockholders agreement also provided for the discharge of $580,000 and $108,000 of indebtedness owing to us from Robert Antin and Arthur Antin, respectively, including interest accrued thereon. This indebtedness was forgiven as part of the recapitalization transaction.

Notes Receivable from Stockholders

     In 2001, certain employees exercised their options to purchase shares of our common stock. As consideration for the exercises of their options, we received notes with an aggregate value of approximately $100,000. Each note earns interest at the rate of 10.125% per annum and is due and payable on August 1, 2004. These notes are collateralized by our common stock that was purchased by the stockholders and are an unconditional obligation of the employee. The total outstanding principal and interest of these notes at December 31, 2001 was approximately $104,000.

     Concurrent with the recapitalization, we sold 518,000 common shares to certain of our non-executive employees. As consideration for the issuance of common stock, we received notes with an aggregate value approximating $518,000. Each note earns interest at the rate of 6.2% per annum, is compounded annually and is due and payable on September 16, 2007. The notes are collateralized by our common stock that was purchased by the stockholders. The total outstanding principal and interest of these notes at December 31, 2001 and 2000 was $560,000 and $518,000, respectively.

Management Services Agreement

     On September 20, 2000, we entered into a 10-year management services agreement with Leonard Green & Partners. The agreement provides that Leonard Green & Partners would provide general investment-banking services, management, consulting and financial planning services and transaction-related financial advisory and investment banking services to us and our subsidiaries. We paid a one-time structuring fee of $7.5 million to Leonard Green & Partners in September 2000 under the agreement. Leonard Green & Partners received an annual fee of $2.5 million as compensation for the general services and normal and customary fees for transaction-related services. During the years ended December 31, 2001 and December 31, 2000, we paid management fees in an aggregate amount of $2.3 million and $620,000, respectively. The management services agreement was terminated upon the consummation of our initial public offering on November 27, 2001. In connection with the termination we paid Leonard Green & Partners $8.0 million.

Non-Competition Agreements

     On September 20, 2000, Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller each entered into non competition agreements with us for a term of three years.

     In consideration for the execution of the non-competition agreements, we paid approximately $6.2 million, $4.0 million, $2.7 million and $2.5 million to Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller, or their affiliates, respectively. The non-competition agreements were terminated upon the consummation of our initial public offering on November 27, 2001.

Investment in and Transactions with Zoasis

     During the year ended December 31, 2000, we made a $5.0 million investment in Zoasis.com, Inc., an internet start-up company, majority owned by Robert Antin, our Chief Executive Officer and Chairman of the Board. In December 2000, we determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of our investment in Zoasis.

     We incurred marketing expense for vaccine reminder services provided by Zoasis of $709,000 and $81,000 for the years ended December 31, 2001 and 2000. The pricing of these services is comparable to what we have paid third parties for the same services.

     In 2001, we began development of software that can gather data in order to be able to automatically fax diagnostic laboratory results to the laboratory clients. We initially used an independent outside contractor to begin programming this software but now intend to use our own in-house programmer working in conjunction with Zoasis. Zoasis will not be paid for this programming effort but will be able to use and amend the software to market it to other veterinary hospitals. In relation to this project, Zoasis is also working with us to facilitate the collection and delivery of laboratory results to our clients.

Related Party Vendors

     Patricia Antin, wife of our Chief Operating Officer Arthur Antin, is an independent sales representative for Citi Print and Westpro Graphics, both local printing companies. We use these companies’ services to print forms and marketing materials for our hospitals nationwide. Transactions are based on arms-length market prices and we have no, nor have we ever had, any contractual obligation binding us to their services. We paid Citi Print $345,000, $321,000 and $339,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We paid Westpro Graphics $7,000, $17,000 and $106,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Investment in Vet’s Choice and the Wisdom Group, L.P.

     In September 2000, we sold our entire equity interest in Vet’s Choice, which had zero-cost basis, to Heinz Pet Products. We received $500,000 in proceeds from the sale. At the time of the sale, one of our directors, John A. Heil, served as president of an affiliate of Heinz Pet Products. In connection with the sale, Heinz Pet Products also paid us $1.0 million which was transferred to the Wisdom Group, L.P. and used to redeem the limited partnership interests in the Wisdom Group, L.P. Members of our executive management had a 30.5% ownership interest in the Wisdom Group, L.P. as limited partners and a subsidiary of ours owned a 1% ownership interest as the general partner. The Wisdom Group, L.P. was dissolved in November 2000 upon redemption of all the partnership interests. The nature of the business of the Wisdom Group, L.P. was to provide consulting services to Vet’s Choice with respect to the development, marketing and sale of premium pet food products.

Receipt of Proceeds from Initial Public Offering and Debt Issuance

     Prior to our initial public offering on November 27, 2001, affiliates of Leonard Green & Partners owned 2,826,000 shares of our 14% series A redeemable preferred stock and 2,800,000 shares of our 12% series B redeemable preferred stock. Affiliates of Goldman, Sachs & Co. owned 122,123 shares of our 14% series A redeemable preferred stock and 121,000 shares of our 12% series B redeemable preferred stock and held approximately $82.5 million aggregate principal amount of our senior notes and approximately $14.2 million aggregate principal amount of our senior subordinated notes, and warrants to purchase 814,575 shares of our common stock at an exercise price of $0.0007 per share. An affiliate of Goldman, Sachs & Co. was the syndication agent and a lender under our senior credit facility. The proceeds from our initial public offering and debt issuance were used to repay $100.0 million of borrowings under our senior credit facility, $59.1 million aggregate principal amount of the senior notes, $5.0 million aggregate principal amount of the senior subordinated notes and the redemption value of all of the shares of our preferred stock.

Purchases of Common Stock

     Affiliates of Leonard Green & Partners purchased 2,000,000 shares of our common stock at the initial public offering price of $10.00 per share. These shares are subject to lock-up agreements under which these affiliates of Leonard Green & Partners agree not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

     Robert Antin purchased 40,000 of the 725,000 shares of our common stock reserved by the underwriters for sale to employees and other persons associated with us. These shares are subject to lock-up agreements under which Mr. Antin agrees not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

Liquidity and Capital Resources

Discussion of 2001

     Cash and cash equivalents decreased to $7.1 million at December 31, 2001 from $10.5 million at December 31, 2000. The decrease resulted primarily from $57.1 million provided by operating activities offset by $36.2 million used in investing activities and $24.3 million used in financing activities.

     Net cash of $57.1 million provided by operating activities consisted primarily of $61.9 million from net income from operations adjusted for non-cash items of $89.3 million, offset in part by $4.8 million used in working capital activities.

     Net cash of $36.2 million used in investing activities resulted primarily from the following items: We used $13.5 million for property and equipment additions, $24.3 million to acquire 21 animal hospitals, $675,000 to purchase real estate in connection with our acquisitions, offset partially by proceeds of $1.7 million from the sale of assets.

     Net cash of $24.3 million used in financing activities was primarily related to our initial public offering on November 27, 2001. As a result of this offering and the underwriters’ exercise of its over-allotment, we issued 17,370,000 shares of common stock and received net proceeds of approximately $161.5 million. Concurrent with our initial public offering, we issued $170.0 million of 9.875% senior subordinated notes due 2009 for net proceeds of $165.6 million. We applied the net proceeds from our initial public offering and the sale of the notes, plus $6.3 million of cash on hand, as follows:

•	redeemed all of the outstanding series A and series B redeemable preferred stock for $173.8 million;

•	repaid $100.0 million of senior term A and B notes;

•	repaid $59.1 million in principal of the 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repaid $5.0 million in principal of the 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

Future Cash Requirements

     We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility, which we have not utilized as of December 31, 2001. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled principal and interest payments under debt and capital lease obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

     Estimated future uses of cash in 2002 include capital expenditures for land, buildings and equipment of approximately $15.0 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. We continue to examine acquisition opportunities in the laboratory field, which may impose additional cash requirements. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either fewer or greater number of facilities depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

     In addition to the foregoing, we will use approximately $5.2 million of cash in 2002 to pay the mandatory principal payments due on our outstanding indebtedness.

Description of Indebtedness

     In September 2000, we entered into a credit and guaranty agreement for $300.0 million of senior secured credit facilities. The credit and guaranty agreement includes a $50.0 million revolving credit facility as well as the senior term A and B notes. The revolving credit facility and senior term A notes mature in September 2006. The senior term B notes mature in September 2008. Borrowings under the credit and guaranty agreement bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal funds rate plus 0.5%, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities.” The base rate margins for the senior term A notes and the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the senior term B notes is 2.75%. The eurodollar rate margins for the senior term A notes and the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the senior term B notes is 3.75%. As of December 31, 2001, we have not utilized the revolving credit facility. As of December 31, 2001, we have $24.1 million principal amount oustanding under the senior term A notes and $121.1 million principal amount outstanding under the senior term B notes.

     In September 2000, we issued $20.0 million principal amount of senior subordinated notes due on September 20, 2010. Interest on these senior subordinated notes is 13.5% per annum, payable in cash, semi-annually in arrears. As of December 31, 2001, the outstanding principal balance of our senior subordinated notes was $15.0 million.

     In September 2000, we issued $100.0 million principal amount of senior notes due September 20, 2010. Interest on our senior notes is 15.5% per annum payable semi-annually in arrears in cash or by issuance of additional senior notes. We have issued $16.6 million in additional senior notes to pay interest since the issue date. As of December 31, 2001, the outstanding principal balance of our senior notes was $57.5 million and $2.2 million of interest paid through the issuance of additional notes.

     In November 2001, we issued $170.0 million principal amount of senior subordinated notes due December 1, 2009 for net proceeds of $165.6 million. We have filed a registration statement with the Securities and Exchange Commission for an exchange offer in which these notes will be exchanged for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears. As of December 31, 2001, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned restricted subsidiary of our subsidiary, Vicar have, jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for these notes.

     The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio. During 2001, we had a fixed charge coverage ratio of 1.64 to 1.00. The credit and guaranty agreement required a fixed charge coverage ratio of no less than 1.10 to 1.00 during 2001 and requires a fixed charge coverage ratio of no less than 1.10 to 1.00 in future years.

     The following table indicates our current contractual cash obligations:

	Total	2002	2003	2004	2005	2006	Thereafter

Long term debt	$391,431	$5,159	$5,456	$6,160	$22,089	$21,971	$330,596
Fixed interest	197,318	20,880	19,270	19,245	26,720	26,196	85,007
Variable interest	78,744	10,020	12,160	13,378	12,914	12,079	18,193
Collar agreement	2,080	2,080	—	—	—	—	—
PIK interest	37,104	—	—	—	37,104	—	—
Capital lease obligations	79	79	—	—	—	—	—
Operating leases	192,612	12,247	12,530	12,575	12,285	12,165	130,810
Other long-term obligations	2,424	2,424	—	—	—	—	—

	$901,792	$52,889	$49,416	$51,358	$111,112	$72,411	$564,606

     We have both fixed rate and variable rate debt. Our variable rate debt is based on a variable rate component plus a fixed margin. We projected the variable rate component to be 3.35%, 5.13%, 6.38%, 6.50% and 6.65% for years 2002 through 2006, respectively. Our Consolidated Financial Statements discuss these variable rate notes in more detail.

     PIK interest is considered interest on our senior notes prior to September 20, 2005, which we pay by issuing additional senior notes in a principal amount equal to the interest. From January 1, 2002 through March 31, 2005, we plan to pay the interest on our senior notes by issuing additional senior notes in the amount of approximately $37.1 million, which will be paid in cash on September 20, 2005. Subsequent to September 20, 2005, we will be required to make semi-annual cash interest payments on our senior notes.

Our Collar Agreement

     On November 13, 2000, we entered into a no-fee interest rate collar agreement with Wells Fargo Bank, N.A. effective November 15, 2000 and expiring November 15, 2002. Our collar agreement is considered a cash flow hedge based on the London interbank offer rate (“LIBOR”), pays out monthly, resets monthly and has a cap and floor notional amount of $62.5 million, with a cap rate of 7.5% and floor rate of 5.9%.

     Under SFAS 133, the actual cash paid by us as a result of LIBOR rates being below the floor of our collar agreement are recorded as a component of earnings. For the year ending December 31, 2001, we have made payments of $1.2 million that are included in interest expense.

     At December 31, 2001, the fair market value of our collar agreement was a net liability to us of $2.0 million. We have recorded that liability in our balance sheet as part of other accrued liabilities.

New Accounting Pronouncements

Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, Goodwill and Other Intangible Assets, which changes the way companies account for intangible assets and goodwill associated with business combinations. The principal changes of SFAS No. 142 are as follows:

•	All goodwill amortization will cease effective January 1, 2002. For the year ended December 31, 2001, we recorded $9.2 million of goodwill amortization.

•	All goodwill acquired in acquisitions after June 30, 2001 was not subject to amortization in 2001.

•	All goodwill will be reviewed annually, or as circumstances warrant, using the fair-value-based goodwill impairment tests discussed in SFAS No. 142. As of December 31, 2001, our net goodwill balance was $317.3 million. Any impairment recognized associated with the adoption of SFAS No. 142 will be accounted for as a cumulative effect of change in accounting principle.

     We will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the process by June 30, 2002. We have not yet determined the amount of the potential impairment loss, if any. Any impairment recognized in association with the adoption of SFAS No. 142 will be accounted for as a cumulative adjustment for a change in accounting principle.

     All other intangible assets typically included in goodwill will be valued independently and amortized over their useful lives. These intangibles may include the value of names and addresses associated with customer lists, non-competition agreements with sellers, and the value of established business names.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial statements or our operations.

Assets Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS No. 143 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 143 on our financial statements.

Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We will adopt SFAS No. 144 as of January 1, 2002 and have not determined yet what impact SFAS No. 144 will have on our financial statements.

Quarterly Results

     The following tables set forth selected unaudited quarterly results for the twelve quarters commencing January 1, 1999 and ending December 31, 2001.

     In dollars (in thousands, except per share amounts):

	2001 Quarter Ended,				2000 Quarter Ended,

	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31

Revenue:
Laboratory	$32,856	$33,471	$35,707	$32,677	$28,469	$30,105	$31,921	$28,805
Animal hospital	64,448	70,531	72,780	64,354	57,908	63,449	63,472	55,795
Other	500	500	500	500	500	—	—	425
Intercompany	(1,807)	(1,866)	(1,938)	(1,851)	(1,471)	(1,558)	(1,459)	(1,674)

Total revenue	95,997	102,636	107,049	95,680	85,406	91,996	93,934	83,351
Adjusted EBITDA	18,370	24,507	27,186	19,324	15,986	20,334	21,980	15,226
Operating income (loss)	(5,974)	16,024	8,393	9,263	9,681	(19,075)	17,524	11,075
Net income (loss)	(20,638)	2,024	(5,820)	(2,989)	(6,526)	(16,713)	8,436	6,392
Diluted EPS	$(0.97)	$(0.19)	$(0.63)	$(0.46)	$(0.65)	$(0.06)	$0.02	$0.02

In percentages of revenue:

	2001 Quarter Ended,				2000 Quarter Ended,

	Dec. 31	Sept. 30	Dec. 31	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31

Revenue:
Laboratory	34.2%	32.6%	33.3%	34.1%	33.3%	32.7%	34.0%	34.6%
Animal hospital	67.1%	68.7%	68.0%	67.3%	67.8%	69.0%	67.6%	66.9%
Other	0.5%	0.5%	0.5%	0.5%	0.6%	—	—	0.5%
Intercompany	(1.8)%	(1.8)%	(1.8)%	(1.9)%	(1.7)%	(1.7)%	(1.6)%	(2.0)%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Adjusted EBITDA	19.1%	23.9%	25.4%	20.2%	18.7%	22.1%	23.4%	18.3%
Operating income (loss)	(6.2)%	15.6%	7.8%	9.7%	11.3%	(20.7)%	18.7%	13.3%
Net income (loss)	(21.5)%	2.0%	(5.4)%	(3.1)%	(7.6)%	(18.2)%	9.0%	7.7%

     Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our revenue historically has been greater in the second and third quarters than in the first and fourth quarters.

     The demand for our veterinary services are significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks and the number of daylight hours. A substantial portion of our costs are fixed and do not vary with the level of demand. Consequently, our EBITDA, Adjusted EBITDA and operating income, as well as our EBITDA, Adjusted EBITDA and operating margins, generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

Inflation

     Historically, our operations have not been materially affected by inflation. We cannot assure you that our operations will not be affected by inflation in the future.

Outlook

     As we look ahead to 2002, we expect our annual revenue to be between $434.0 million and $444.0 million. Laboratory internal revenue growth is expected to be 7% to 9%. Our goal for our animal hospital same-facility revenue growth is 3% to 5%. Growth from acquired revenue is targeted to be $24.0 million to $25.0 million, resulting from our acquisition program, which contemplates the acquisition of 15 to 25 animal hospitals in 2002.

     Our goal for 2002 EBITDA (operating income, before depreciation and amortization expense) is $98 million to $101 million. Our 2002 plan estimates net income to be $24 million to $25 million. Based upon 37.3 million shares expected to be outstanding, on a diluted basis, diluted earnings per share is expected to be the following:

For the quarter ending March 31, 2002:	$0.12
For the quarter ending June 30, 2002:	0.25
For the quarter ending September 30, 2002:	0.20
For the quarter ending December 31, 2002:	0.07

For the year ending December 31, 2002:	$0.64

     Our future results of operations in this outlook involve a number of risks and uncertainties. We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, all of which are inherently difficult to forecast.

Risk Factors

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our margins and profitability may decline.

     Our success depends in part on our ability to build on our position as a leading animal health care services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals and laboratories. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 9.1% and 12.6% for each fiscal year from 1998 through 2001. Similarly, our animal hospital internal growth rate has fluctuated between 2.6% and 7.0% over the same periods. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

     Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 hospitals and operated laboratories servicing approximately 9,000 customers in 27 states. At December 31, 2001, we operated 214 hospitals and operated laboratories servicing approximately 13,000 customers in all 50 states. The number of employees at our laboratories and the hospitals we operate increased from approximately 1,150 to 3,480 during this period. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain expenses and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and laboratories. Any difficulties in the integration process may result in increased expenses, loss of customers and a decline in profitability. We expect to acquire 15 to 25 animal hospitals per year, however, based on the opportunity, the number could be higher. Historically we have experienced delays and increased costs in integrating some hospitals primarily where we acquire a large number of hospitals in a single region at or about the same time. In these cases, our field management may spend a predominant amount of time integrating these new hospitals and less time managing our existing hospitals in those regions. During these periods, there may be less attention directed to marketing efforts or staffing issues. In these circumstances, we also have experienced delays in converting the systems of acquired hospitals into our systems, which results in increased payroll expenses to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. These factors have resulted in decreased revenue, increased costs and lower margins. We continue to face risks in connection with our acquisitions including:

•	negative effects on our operating results;

•	impairments of goodwill and other intangible assets;

•	dependence on retention, hiring and training of key personnel, including specialists;

•	amortization of intangible assets; and

•	contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, an acquired business.

     The process of integration may require a disproportionate amount of the time and attention of our management, which may distract management’s attention from its day-to-day responsibilities. In addition, any interruption or deterioration in service resulting from an acquisition may result in a customer’s decision to stop using us. For these reasons, we may not realize the anticipated benefits of an acquisition, either at all or in a timely manner. If that happens and we incur significant costs, it could have a material adverse impact on our business.

We require a significant amount of cash to service our debt and expand our business as planned.

     We have, and will continue to have, a substantial amount of debt. Our substantial amount of debt requires us to dedicate a significant portion of our cash flow from operations to pay down our indebtedness and related interest, thereby reducing the funds available to use for working capital, capital expenditures, acquisitions and general corporate purposes.

     At December 31, 2001, our debt, excluding unamortized discount, consisted primarily of:

•	$145.3 million of outstanding borrowings under our senior credit facility;

•	$244.7 million of outstanding senior notes and senior subordinated notes; and

•	$1.4 million of other debt.

     The following table sets forth the principle and interest due by us on our debt for the next five years:

	2002	2003	2004	2005	2006

Long term debt	$5,159	$5,456	$6,160	$22,089	$21,971
Fixed interest payments	20,880	19,270	19,245	26,720	26,196
Variable interest payments	10,020	12,160	13,378	12,914	12,079
Collar agreement	2,080	—	—	—	—
PIK interest	—	—	—	37,104	—

Total	$38,139	$36,886	$38,783	$98,827	$60,246

     We have both fixed rate and variable rate debt. Our variable rate debt is based on a variable rate component plus a fixed margin. We projected the variable rate component to be 3.35%, 5.13%, 6.38%, 6.50% and 6.65% for years 2002 through 2006, respectively. Our Consolidated Financial Statements discuss these variable rate notes in more detail.

     PIK interest is considered interest on our senior notes prior to September 20, 2005, which we pay by issuing additional senior notes in a principal amount equal to the interest. From January 1, 2002 through March 31, 2005, we plan to pay the interest on our senior notes by issuing additional senior notes in the amount of approximately $37.1 million, which will be paid in cash on September 20, 2005. Subsequent to September 20, 2005, we will be required to make semi-annual cash interest payments on our senior notes.

     Our ability to make payments on our debt, and to fund acquisitions, will depend on our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In order to meet our debt obligations, we may need to refinance all or a portion of our debt. We may not be able to refinance any of our debt on commercially reasonable terms or at all.

Our debt instruments adversely affect our ability to run our business.

     Our substantial amount of debt, as well as the guarantees of our subsidiaries and the security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our indentures and senior credit facility:

•	limit our funds available to repay the senior notes and senior subordinated notes;

•	limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•	limit our ability to dispose of our assets, create liens on our assets or to extend credit;

•	make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or industry;

•	place us at a competitive disadvantage to our competitors with less debt; and

•	restrict our ability to pay dividends, repurchase or redeem our capital stock or debt, or merge or consolidate with another entity.

     The terms of our indentures and senior credit facility allow us, under specified conditions, to incur further indebtedness, which would heighten the foregoing risks. If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

Our failure to satisfy covenants in our debt instruments will cause a default under those instruments.

     In addition to imposing restrictions on our business and operations, our debt instruments include a number of covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants would result in a default under these instruments. An event of default would permit our lenders and other debtholders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, these lenders and other debtholders would have the option to terminate any obligation to make further extensions of credit under these instruments. If we are unable to repay debt to our senior lenders, these lenders and other debtholders could proceed against our assets.

Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect our operating income.

     Approximately 57.0% of our expense, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenues may adversely affect our operating income.

The significant competition in the animal health care services industry could cause us to reduce prices or lose market share.

     The animal health care services industry is highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. If we are unable to compete successfully, we may lose market share.

     There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

     Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional, multi-clinic practices. Also, regional pet care companies and some national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. Historically, when a competing animal hospital opens in close proximity to one of our hospitals, we have reduced prices, expanded our facility, retained additional qualified personnel, increased our marketing efforts or taken other actions designed to retain and expand our client base. As a result, our revenue may decline and our costs increase.

     We may experience difficulties hiring skilled veterinarians due to shortages which could disrupt our business.

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of December 31, 2001, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. Attracting veterinarians to these regions may be difficult, due to the rural environment, an unwillingness to relocate and lower compensation. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of December 31, 2001 we operated 54 animal hospitals in 11 states with these laws, including 21 in New York We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

     For example, we currently are a party to a lawsuit in the State of Ohio in which that State has alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the State of Ohio statute. In response, we have restructured our operations in the State of Ohio in a manner that we believe conforms to the State of Ohio law and the court’s order. The Attorney General of the State of Ohio has informed us that it disagrees with our position that we are in compliance with the court’s order. In June 2001 we appeared at a status conference before the trial court, at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference and has not yet scheduled a new date. We may not be able to reach a settlement, in which case we may be required to discontinue our operations in the state. Our five animal hospitals in the State of Ohio have a book value of $6.1 million as of September 30, 2001. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $2.1 million and $409,000, respectively, in the year ended December 31, 2001 and $2.2 million and $513,000, respectively, in the year ended December 31, 2000.

     All of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our clinics are required to maintain valid state licenses to practice.

Any failure in our information technology systems or disruption in our transportation network could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt our operations.

     Our laboratory operations depend, in part, on the continued and uninterrupted performance of our information technology systems and transportation network. Our growth has necessitated continued expansion and upgrade of our information technology infrastructure and transportation network. Sustained system failures or interruption in our transportation network or in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure.

     Our computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunications failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

     Any substantial reduction in the number of available flights or delays in the departure of flights will disrupt our transportation network and our ability to provide test results in a timely manner. In addition, our Test Express service, which services customers outside of major metropolitan areas, is dependent on flight services in and out of Memphis and the transportation network of Federal Express. Any sustained interruption in either flight services in Memphis or the transportation network of Federal Express would result in increased turn-around time for the reporting of test results to customers serviced by our Test Express Service.

The loss of Mr. Robert Antin, our Chairman, President and Chief Executive Officer, could materially and adversely affect our business.

     We are dependent upon the management and leadership of our Chairman, President and Chief Executive Officer, Robert Antin. We have an employment contract with Mr. Antin which may be terminated at the option of Mr. Antin. We do not maintain any key man life insurance coverage for Mr. Antin. The loss of Mr. Antin could materially adversely affect our business.

Concentration of ownership among our existing executive officers, directors and principal stockholders.

     Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 51.4% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval and will have significant control over our management and policies. The directors elected by these stockholders will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response initiated by the United States on October 7, 2001, and other acts of violence or war may affect the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or United States businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain debt obligations as well as a collar agreement that are exposed to market risk associated with variable interest rates. As of December 31, 2001, we had borrowings of $145.4 million under $300.0 million of Senior Secured Credit Facilities with fluctuating interest rates based on market benchmarks such as LIBOR. (See notes to consolidated financial statements.) To reduce the risk of increasing interest rates, we entered into a no-fee collar agreement with a cap and floor notional amount of $62.5 million, a cap rate of 7.5% and a floor rate of 5.9%, both based on LIBOR. The collar agreement expires November 15, 2002. (See notes to consolidated financial statements.)

Accordingly, for the year ending December 31, 2002,

•	If the benchmark rate is below 5.9% and a change in the rate does not cause the benchmark to exceed 5.9%, every one-half percent increase in the benchmark rate will cause interest expense to increase by $445,000, while a one-half percent decrease will cause interest expense to decrease by $445,000.

•	If the bench rate is equal to or between 5.9% and 7.5% and a change in the rate does not cause the benchmark to exceed 7.5% or drop below 5.9%, every one-half percent increase in the benchmark rate will cause interest expense to increase by $718,000, while a one-half percent decrease will cause interest expense to decrease by $718,000.

•	If the benchmark rate is above 7.9% and a change in the rate does not cause the benchmark to drop below 7.9%, every one-half percent increase in the benchmark rate would cause interest expense to increase by $445,000, while a one-half percent decrease would cause interest expense to decrease by $445,000.

At December 31, 2001 LIBOR was approximately 2.1%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VCA ANTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of VCA Antech, Inc.:

     We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. (formerly Veterinary Centers of America, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Los Angeles, California
February 21, 2002

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000
(In thousands, except par value)

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$7,103	$10,519
Trade accounts receivable, less allowance for uncollectible accounts of $5,241 and $4,110 at December 31, 2001 and 2000, respectively	18,036	15,450
Inventory	4,501	5,773
Prepaid expense and other	2,378	3,424
Deferred income taxes	7,364	4,655
Prepaid income taxes	2,782	9,402

Total current assets	42,164	49,223
Property and equipment, net	89,244	86,972
Other assets:
Goodwill, net	317,262	310,185
Covenants not to compete, net	4,827	19,549
Notes receivable, net	2,672	2,178
Deferred financing costs, net	11,380	13,373
Other	972	1,590

Total assets	$468,521	$483,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$5,159	$5,756
Accounts payable	7,313	8,393
Accrued payroll and related liabilities	11,717	8,335
Accrued interest	2,254	1,622
Accrued recapitalization costs	1,322	3,459
Other accrued liabilities	15,029	11,606

Total current liabilities	42,794	39,171
Long-term obligations, less current portion	379,173	356,993
Deferred income taxes	1,684	8,484
Other liabilities	—	1,500
Minority interest	5,106	3,610
Series A Redeemable Preferred Stock, at redemption value	—	77,875
Series B Redeemable Preferred Stock, at redemption value	—	76,747
Stockholders’ equity (deficit):
Common stock, par value $0.001 and $0.01, 75,000 and 24,000 shares authorized, 36,736 and 17,524 shares outstanding as of December 31, 2001 and 2000, respectively	37	175
Additional paid-in capital	188,840	19,053
Accumulated deficit	(146,594)	(100,020)
Accumulated comprehensive loss-unrealized loss on investment	(1,855)	—
Notes receivable from stockholders	(664)	(518)

Total stockholders’ equity (deficit)	39,764	(81,310)

Total liabilities and stockholders’ equity	$468,521	$483,070

The accompanying notes are an integral part of these consolidated balance sheets.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share amounts)

	2001	2000	1999

Revenue	$401,362	$354,687	$320,560
Direct costs (includes non-cash compensation of $1,412 and $103 for the years ended December 31, 2001 and 2000, respectively; excludes operating depreciation of $8,345, $6,872 and $6,853 for the years ended December 31, 2001, 2000 and 1999, respectively)	283,226	254,890	232,493

	118,136	99,797	88,067
Selling, general and administrative (includes non-cash compensation of $6,199 and $452, for the years ended December 31, 2001 and 2000, respectively)	38,633	27,446	23,622
Depreciation and amortization	25,166	18,878	16,463
Agreement termination costs	17,552	—	—
Write-down and loss on sale of assets	9,079	—	—
Recapitalization costs	—	34,268	—
Year 2000 remediation expense	—	—	2,839
Reversal of restructuring charges	—	—	(1,873)

Operating income	27,706	19,205	47,016
Interest income	669	850	1,194
Interest expense	43,587	20,742	10,643
Other expense, net	168	1,800	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	(15,380)	(2,487)	37,567
Minority interest in income of subsidiaries	1,439	1,066	850

Income (loss) before provision for income taxes and extraordinary item	(16,819)	(3,553)	36,717
Provision for income taxes	445	2,199	16,462
Income tax adjustment	—	—	(2,102)

Income (loss) before extraordinary item	(17,264)	(5,752)	22,357
Extraordinary loss on early extinguishment of debt (net of income tax benefit of $7,059 and $1,845 for the years ended December 31, 2001 and 2000, respectively)	10,159	2,659	—

Net income (loss)	(27,423)	(8,411)	22,357
Increase in carrying amount of Redeemable Preferred Stock	19,151	5,391	—

Net income (loss) available to common stockholders	$(46,574)	$(13,802)	$22,357

Basic earnings (loss) per common share:
Income (loss) before extraordinary item	$(1.87)	$(0.05)	$0.07
Extraordinary loss on early extinguishment of debt	(0.52)	(0.01)	—

Earnings (loss) per common share	$(2.39)	$(0.06)	$0.07

Diluted earnings (loss) per common share:
Income (loss) before extraordinary item	$(1.87)	$(0.05)	$0.07
Extraordinary loss on early extinguishment of debt	(0.52)	(0.01)	—

Earnings (loss) per common share	$(2.39)	$(0.06)	$0.07

Shares used for computing basic earnings (loss) per share	19,509	234,055	315,945

Shares used for computing diluted earnings (loss) per share	19,509	234,055	329,775

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Common Stock		Additional	Treasury Shares
			Paid-In
	Shares	Amount	Capital	Shares	Amount

Balances, December 31, 1998	312,240	$3,122	$199,748	(3,405)	$(2,480)
Net income	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—
Recognized loss on investments	—	—	—	—	—
Exercise of stock options	750	8	527	—	—
Exercise of warrants	45	—	—	—	—
Interest on notes	—	—	—	—	—
Business acquisitions	8,820	88	8,740	—	—
Conversion of convertible debt	150	2	72	—	—
Restricted stock bonus	3,615	36	1,405	—	—
Purchase of treasury shares	—	—	—	(5,895)	(4,761)

Balances, December 31, 1999	325,620	3,256	210,492	(9,300)	(7,241)
Net loss	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—
Recognized loss on investments	—	—	—	—	—
Exercise of stock options	1,830	18	905	—	—
Restricted stock bonus	3,060	31	1,071	—	—
Interest on notes	—	—	—	—	—
Purchase of treasury shares	—	—	—	(7,715)	(3,323)
Retirement of treasury shares	(17,015)	—	—	17,015	10,564
Issuance of common stock	14,865	149	14,716	—	—
Issuance of warrants	—	—	1,149	—	—
Write-off of notes receivable from stockholders	—	—	—	—	—
Increase in carrying amount of Redeemable Preferred Stock	—	—	—	—	—
Repurchase and retirement of common stock	(310,836)	(3,279)	(209,835)	—	—
Non-cash compensation	—	—	555	—	—

Balances, December 31, 2000	17,524	175	19,053	—	—
Net loss	—	—	—	—	—
Cumulative effect of change to a new accounting principle	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—
Recognized loss on investments	—	—	—	—	—
Non-cash compensation	—	—	7,611	—	—
Interest on notes	—	—	—	—	—
Exercise of stock options	692	7	543	—	—
Increase in carrying amount of Redeemable Preferred Stock	—	—	—	—	—
Change in par value of common stock	—	(163)	163	—	—
Issuance of common stock	17,370	17	161,471	—	—
Exercise of stock warrants	1,150	1	(1)	—	—

Balances, December 31, 2001	36,736	$37	$188,840	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes
	Receivable	Retained	Accumulated
	From	Earnings	Comprehensive
	Stockholders	(Deficit)	Loss	Total

Balances, December 31, 1998	$(617)	$3,380	$(468)	$202,685
Net income	—	22,357	—	22,357
Unrealized loss on investments	—	—	(218)	(218)
Recognized loss on investments	—	—	325	325
Exercise of stock options	—	—	—	535
Exercise of warrants	—	—	—	—
Interest on notes	(37)	—	—	(37)
Business acquisitions	—	—	—	8,828
Conversion of convertible debt	—	—	—	74
Restricted stock bonus	—	—	—	1,441
Purchase of treasury shares	—	—	—	(4,761)

Balances, December 31, 1999	(654)	25,737	(361)	231,229
Net loss	—	(8,411)	—	(8,411)
Unrealized loss on investments	—	—	(219)	(219)
Recognized loss on investments	—	—	580	580
Exercise of stock options	—	—	—	923
Restricted stock bonus	—	—	—	1,102
Interest on notes	(34)	—	—	(34)
Purchase of treasury shares	—	—	—	(3,323)
Retirement of treasury shares	—	—	—	10,564
Issuance of common stock	(518)	—	—	14,347
Issuance of warrants	—	—	—	1,149
Write-off of notes receivable from stockholders	688	—	—	688
Increase in carrying amount of Redeemable Preferred Stock	—	(5,391)	—	(5,391)
Repurchase and retirement of common stock	—	(111,955)	—	(325,069)
Non-cash compensation	—	—	—	555

Balances, December 31, 2000	(518)	(100,020)	—	(81,310)
Net loss	—	(27,423)	—	(27,423)
Cumulative effect of change to a new accounting principle	—	—	(525)	(525)
Unrealized loss on investments	—	—	(1,498)	(1,498)
Recognized loss on investments	—	—	168	168
Non-cash compensation	—	—	—	7,611
Interest on notes	(46)	—	—	(46)
Exercise of stock options	(100)	—	—	450
Increase in carrying amount of Redeemable Preferred Stock	—	(19,151)	—	(19,151)
Change in par value of common stock	—	—	—	—
Issuance of common stock	—	—	—	161,488
Exercise of stock warrants	—	—	—	—

Balances, December 31, 2001	$(664)	$(146,594)	$(1,855)	$39,764

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Net income (loss)	$(27,423)	$(8,411)	$22,357
Other comprehensive income:
Cumulative effect of change to new accounting principle	(525)	—	—
Unrealized loss on investments and hedging instruments	(1,498)	(219)	(218)
Recognized loss on investments and hedging instruments	168	580	325

Other comprehensive income (loss)	(1,855)	361	107

Net comprehensive income (loss)	$(29,278)	$(8,050)	$22,464

Accumulated comprehensive loss at beginning of year	$—	$(361)	$(468)
Other comprehensive income (loss)	(1,855)	361	107

Accumulated comprehensive loss at end of year	$(1,855)	$—	$(361)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(27,423)	$(8,411)	$22,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,166	18,878	16,463
Amortization of deferred financing costs and debt discount	2,153	836	241
Provision for uncollectible accounts	3,973	3,105	2,515
Extraordinary loss on early extinguishment of debt	17,218	4,504	—
Recapitalization costs	—	34,268	—
Non-cash compensation	7,611	555	—
Interest paid in kind on senior subordinated notes	14,528	4,306	—
Gain on sale of investment in VPI	—	(3,200)	—
Loss recognized on investment in Zoasis	—	5,000	—
Agreement termination costs	9,552	—	—
Write down of assets	8,531	—	—
Loss on sale of assets	548	—	—
Minority interest in income of subsidiaries	1,439	1,066	850
Distributions to minority interest partners	(1,635)	(1,400)	(926)
Increase in accounts receivable	(6,386)	(3,362)	(5,535)
Decrease (increase) in inventory, prepaid expenses and other assets	2,348	2,006	(761)
Increase (decrease) in accounts payable and accrued liabilities	1,959	5,932	(1,383)
Decrease (increase) in prepaid income taxes	7,031	(5,416)	1,054
Increase in deferred income tax asset	(2,709)	(442)	(102)
Increase (decrease) in deferred income tax liability	(6,800)	1,829	3,694

Net cash provided by operating activities	57,104	60,054	38,467

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(24,306)	(18,183)	(16,079)
Real estate acquired in connection with business acquisitions	(675)	(1,800)	(4,241)
Property and equipment additions, net	(13,481)	(22,555)	(21,803)
Investments in marketable securities	—	(129,992)	(58,258)
Proceeds from sales or maturities of marketable securities	—	135,666	86,410
Proceeds from sale of assets	1,705	—	—
Payment for covenants not to compete	—	(15,630)	—
Net proceeds from sale of investment in VPI	—	8,200	—
Investment in Zoasis	—	(5,000)	—
Other	555	1,615	295

Net cash used in investing activities	(36,202)	(47,679)	(13,676)

Cash flows from financing activities:
Repayment of long-term obligations including prepayment penalty	(175,530)	(172,854)	(18,922)
Proceeds from the issuance of long-term debt	170,000	356,670	—
Payment of deferred financing costs and recapitalization	(6,503)	(44,114)	—
Proceeds from issuance of common stock under stock option plans	—	923	535
Proceeds from issuance (repayment) of preferred stock	(173,773)	149,231	—
Proceeds from issuance of common stock	161,488	14,350	—
Proceeds from issuance of stock warrants	—	1,149	—
Repurchase of common stock	—	(314,508)	—
Purchase of treasury stock	—	(3,323)	(4,761)

Net cash used in financing activities	(24,318)	(12,476)	(23,148)

Increase (decrease) in cash and cash equivalents	(3,416)	(101)	1,643
Cash and cash equivalents at beginning of year	10,519	10,620	8,977

Cash and cash equivalents at end of year	$7,103	$10,519	$10,620

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Supplemental disclosures of cash flow information:
Interest paid	$26,274	$15,237	$10,517
Income taxes paid	2,782	4,337	9,603
Supplemental schedule of non-cash investing and financing activities:
In connection with acquisitions, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired	$24,424	$27,816	$48,968
Less compensation given:
Cash paid and acquisition costs	(20,899)	(16,430)	(15,256)
Cash paid in settlement of assumed liabilities and notes payable	(749)	(1,262)	(517)
Common stock issued	—	—	(8,828)

Notes payable and assumed liabilities	$2,776	$10,124	$24,367

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1. The Company

     Based in Los Angeles, California, VCA Antech, Inc. (“VCA”), a Delaware corporation, is an animal health care service company with positions in two core businesses, veterinary diagnostic laboratories (“Laboratory”) and animal hospitals (“Animal Hospital”). In 2000, the Company established a new legal structure comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is wholly-owned by VCA and owns the capital stock of all of the Company’s subsidiaries. Collectively, VCA and Vicar are referred to as the Company. Prior to September 24, 2001, VCA was known as Veterinary Centers of America, Inc.

     The Company operates a full-service, veterinary diagnostic laboratory network serving all 50 states. The laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals.

     As of December 31, 2001, the Company operated 16 full-service laboratories. The laboratory network includes primary hubs that are open 24 hours per day and offer a full testing menu, secondary laboratories, that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu and ten STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     Animal Hospitals offer a full range of general medical and surgical services for companion animals. Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet wellness programs, including routine vaccinations, health examinations, spaying, neutering and dental care.

     At December 31, 2001, the Company owned or operated 214 animal hospitals throughout 33 states, as follows:

California	44
New York (a)	21
Florida	17
Illinois	16
Michigan	12
Pennsylvania	11
Texas (a)	9
New Jersey (a)	9
Maryland	8
Indiana	7
Massachusetts	7
Virginia	6
Nevada	5
Ohio (a)	5
Alaska	4
Colorado	4
Delaware	4
Connecticut	3
New Mexico	3
Arizona	2
Minnesota (a)	2
Nebraska (a)	2
North Carolina (a)	2
Utah	2
Alabama (a)	1
Georgia	1
Hawaii	1
Louisiana (a)	1
Missouri	1
South Carolina	1
Washington (a)	1
West Virginia (a)	1
Wisconsin	1

          (a) states where the Company manages animal hospitals under long-term management agreements.

     The Company was formed in 1986 and during the 1990s, established a position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, the Company had built a laboratory network of 12 laboratories servicing animal hospitals in all 50 states and operated a total of 160 animal hospitals.

     On September 20, 2000, the Company completed a recapitalization transaction (the “Recapitalization”) with certain investors who are affiliated with Leonard Green & Partners. The Company purchased 99% of its outstanding shares of common stock for $1.00 per share for a total consideration of $314.5 million, and such shares were subsequently retired. The Company then issued 14,350,005 new common shares to certain investors in exchange for an 80% controlling interest in the Company. An additional 517,995 shares of common stock were issued to certain members of management. In connection with the Recapitalization, the Company also authorized and issued preferred stock for which it received approximately $149.2 million and entered into various debt agreements through which it received approximately $356.7 million in cash.

     The Recapitalization did not result in a change in the historical cost basis of the Company’s assets and liabilities because certain management shareholders retained their ownership of the Company common stock, which amounted to approximately 20% of the Company’s outstanding common stock following the Recapitalization. The Company incurred $34.3 million of Recapitalization costs for the year ended December 31, 2000, which consisted of $24.1 million associated with the buy-out of stock options held by employees, $1.2 million paid to employees for services rendered in connection with the Recapitalization, $7.6 million in professional fees and $1.4 million of other expenses. Additionally, the Company paid $15.6 million out of the Recapitalization proceeds for covenants not to compete to the following executive officers: Robert Antin, Chief Executive Officer; Arthur Antin, Chief Operating Officer; Tomas Fuller, Chief Financial Officer; and Neil Tauber, Senior Vice President of Development. The payments made for the covenants not to compete were being amortized over a three-year period commencing on September 20, 2000. Following the closing of the Company’s initial public offering of its common stock in November 2001 (described below), the Company terminated the non-competition agreements with certain members of management and recorded a non-cash charge of $9.6 million.

     On November 27, 2001, the Company completed an initial public offering of its common stock (the “IPO”). As a result of this offering and the underwriters’ exercise of its over-allotment, the Company issued 17,370,000 shares of common stock and received net proceeds of $161.5 million. Concurrent with the IPO, the Company issued $170.0 million of 9.875% senior subordinated notes due 2009. The Company applied the net proceeds from the IPO and the sale of the notes, plus cash on hand, as follows:

•	redeemed all of the outstanding series A and series B redeemable preferred stock;

•	repaid $100.0 million under the senior subordinated credit facilities;

•	repaid $59.1 million in principal of the Company’s 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repaid $5.0 million in principal of the Company’s 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

     Affiliates of Leonard Green & Partners and Robert Antin, CEO, President and Chairman of the Board of the Company, purchased 2,000,000 and 40,000 additional shares of common stock, respectively, in the IPO.

2. Summary of Significant Accounting Policies

     a. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. Significant intercompany transactions and balances have been eliminated.

     The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. As of December 31, 2001, the Company operated in eleven of these states. In these states, instead of owning an animal hospital, the Company provides management services to veterinary medical groups. The Company provides management services pursuant to long-term management agreements (the “Management Agreements”) with the veterinary medical groups, ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to the Management Agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following services:

•	availability of all facilities and equipment

•	day-to-day financial and administrative supervision and management

•	maintenance of patient records

•	recruitment of veterinary and hospital staff

•	marketing

•	malpractice and general insurance

     The Company does not consolidate the operations of the veterinary medical groups since it has no control over the practice of veterinary medicine at these hospitals. As compensation for the Company’s services, it receives management fees which are included in revenue and were $37.8 million, $31.1 million and $30.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     b. Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments to be cash equivalents.

     Cash and cash equivalents at December 31 consisted of (in thousands):

	2001	2000

Cash	$7,103	$3,443
Money market funds	—	7,076

	$7,103	$10,519

     c. Marketable Securities

     During the year ending December 31, 2000, the Company realized a loss on the sale of an investment of $1.3 million and had previously recorded unrealized losses of $727,000 on this investment in years prior to 2000.

     d. Property and Equipment

     Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	5 to 7 years
Property held under capital leases	5 to 30 years

     Property and equipment at December 31, consisted of (in thousands):

	2001	2000

Land	$20,008	$19,788
Building and improvements	33,668	33,920
Leasehold improvements	19,000	17,565
Furniture and equipment	49,565	43,771
Equipment held under capital leases	1,533	1,533
Construction in progress	5,292	1,293

Total fixed assets	129,066	117,870
Less—Accumulated depreciation and amortization	(39,822)	(30,898)

	$89,244	$86,972

     Accumulated depreciation on equipment held under capital leases amounted to $1.5 million and $1.3 million at December 31, 2001 and 2000, respectively.

     During 2001, the Company performed an analysis of the fair market value of certain properties and determined that five properties’ value had been impaired and recorded an impairment charge of approximately $1.4 million. In addition, the Company sold four properties during 2001 with a carrying value of approximately $1.2 million.

     During 2001, the Company sold two animal hospitals with a fixed asset carrying value of approximately $52,000. In addition, the Company closed one animal hospital and relocated thirteen animal hospitals operated by the Company during 2001. As a result, the Company disposed of certain fixed assets with a carrying value of approximately $230,000.

     e. Goodwill

     Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired.

     The Company continually evaluates whether events, circumstances or net losses on the entity level have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related facility’s undiscounted, tax adjusted net income over the remaining life of the goodwill to measure whether the goodwill is recoverable. If it is determined that goodwill on a given entity is partially or totally unrecoverable, losses will be recognized to the extent that projected aggregate tax adjusted net income over the life of the goodwill does not cover the goodwill balance at the date of impairment. Accumulated amortization of goodwill was $43.3 million and $35.0 million at December 31, 2001 and 2000, respectively.

     As a result of evaluation in 2001, the Company recorded a write-down of goodwill from one hospital of approximately $800,000 and recorded an additional write-down of goodwill of approximately $6.3 million in 2001 from the closure of six animal hospitals.

     In accordance with SFAS No. 142 “Goodwill and Other Intangibles”, goodwill relating to acquisitions effective June 30, 2001 is not amortized and will be evaluated in the future on a periodic basis for impairment. Goodwill acquired prior to June 30, 2001 was amortized through December 31, 2001 on a straight-line basis over the expected period to be benefited, not to exceed 40 years; however, this goodwill will no longer be amortized beginning January 1, 2002, in accordance with SFAS No. 123. See Note 2, section n., Recent Accounting Pronouncements, for additional information.

     f. Covenants Not to Compete

     Covenants not to compete are amortized on a straight-line basis over the term of the agreements, usually three to ten years. Accumulated amortization of covenants not to compete was $6.5 million and $6.6 million at December 31, 2001 and 2000, respectively.

     g. Notes Receivable

     Notes receivable are not market traded financial instruments. The amounts recorded approximate fair value and are shown net of valuation allowances of $63,000 as of December 31, 2001 and 2000. The notes bear interest at rates varying from 7% to 10% per annum.

     h. Deferred Revenue

     As part of a partnership with Heinz Pet Products (“HPP”), the Company agreed to provide certain consulting and management services for a three-year period that commenced on February 1, 1997 and ended on February 1, 2000. The agreement was for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period.

     In October of 2000, after the expiration of the above-mentioned consulting and management services agreement, HPP bought out the Company’s interest in the partnership and entered into a two-year consulting agreement with the Company. The agreement called for an aggregate fee of $5.0 million, $4.0 million of which will be recognized as revenue ratably over the life of the agreement and $1.0 million will be used for certain marketing obligations under the agreement.

     Fees earned under these agreements are included in revenue and amounted to $2.0 million, $925,000 and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company had liabilities related to two-year consulting agreement of $1.5 million and $3.5 million at December 31, 2001 and 2000, respectively.

     i. Deferred Financing Costs

     In connection with the issuance of long-term debt in 2001 and 2000, the Company incurred $4.4 million and $14.0 million of deferred financing costs, respectively. These deferred costs are shown net of accumulated amortization of $1.6 million and $586,000 in the Consolidated Balance Sheet at December 31, 2001 and 2000, respectively. The deferred financing costs are amortized using the effective interest method over the life of the related debt.

     j. Investment in VPI and Zoasis

     During portions of 2000 and 1999, the Company had investments in Veterinary Pet Insurance, Inc. (“VPI”) and Zoasis.com, Inc. (“Zoasis”), both of which were accounted for on the cost basis. See Footnote 4, Joint Ventures and Investments, for a description of these investments.

     k. Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying amount reported in the balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s customer base.

     l. Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     m. Cash Flow Hedge

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, which as amended is for fiscal years which began after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, (collectively referred to as “derivatives”). It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

     Under the provisions of the Credit and Guaranty Agreement, dated September 20, 2000, the Company was required to enter into an arrangement to hedge interest rate exposure for a minimum notional amount of $62.0 million and a minimum term of two years. On November 13, 2000, the Company entered into a no fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, (the “Collar Agreement”). The Collar Agreement is based on the London interbank offer rate (“LIBOR”), which resets monthly, and has a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. During 2001, the Company has made payments under this agreement amounting to $1.2 million resulting from LIBOR rates being below the floor interest rate of 5.9%. These payments have been reported as part of interest expense for 2001. The Company made no such payments during 2000.

     The Collar Agreement is accounted for as a cash flow hedge that requires the Company report the market value of the Collar Agreement in the balance sheet.

     The Company adopted SFAS No. 133 effective January 1, 2001. At December 31, 2001, the Company reported a liability from interest rate hedging activities of $2.0 million, $1.8 million of which has been recognized in comprehensive income and $168,000 of which has been recognized in other expense, net. The valuation is determined by Wells Fargo Bank. As the result of adopting SFAS No. 133 in 2001, the Company recorded a cumulative adjustment to other comprehensive income of approximately $525,000 in 2001.

     With the exception of the Collar Agreement, management does not intend to enter into derivative contracts in the future.

     n. Recent Accounting Pronouncements

     In June, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

     The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. As of December 31, 2001 the Company’s goodwill balance was $317.3 million and for the year ended December 31, 2001 the Company reported $9.2 million in goodwill amortization. The Company will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the process by June 30, 2002. The Company has not yet determined the amount of the potential impairment loss, if any. Any impairment recognized in association with the adoption of SFAS No. 142 will be accounted for as a cumulative adjustment for a change in accounting principle.

     All other intangible assets typically included in goodwill will be valued independently and amortized over their useful lives. These intangibles may include the value of names and addresses associated with customer lists, non-competition agreements with sellers, and the value of established business names.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company is evaluating the impact of the adoption of SFAS No. 143 on the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions. The Company will adopt SFAS No. 144 as of January 1, 2002 and has not determined yet what the impact of SFAS 144 will have on its consolidated financial statements.

     o. Reclassifications

     Certain prior year balances have been reclassified to conform with the 2001 financial statement presentation.

     p. Revenue Recognition

     Revenue is recognized only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii), the price is not contingent on future activity and collectibility is reasonably assured.

     q. Marketing and Advertising

     Marketing and advertising production costs are expensed as incurred or the first time the advertisement is run. Media (primarily print) placement costs are expensed in the month the advertising appears. Total marketing and advertising expense is included in direct costs and amounted to $5.0 million, $5.6 million, $4.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     r. Workers’ Compensation Liability

     On October 8, 2001, the Company entered into a one-year workers’ compensation insurance policy with a $250,000 per-occurrence deductible and a stop-loss aggregate deductible of $4.7 million. Management has determined that $3.0 million is a reasonable estimate of expected claims losses under this policy and is accruing for these losses ratably over the twelve month period ending September 30, 2002. In determining this estimate, in conjunction with the insurance carrier, management reviewed the Company’s five-year history of claims losses, ratio of losses to premiums paid, payroll growth and the current risk control environment. The Company is pre-funding estimated claims losses to the insurance carrier of approximately $2.9 million. If the Company were accruing the maximum possible claims losses for the three months the policy was effective in 2001, it would have recorded an additional $430,000 of expense for the year ended December 31, 2001. The policies in place for 2000 and 1999 did not have large deductibles and the company has accrued for the maximum possible expense under these policies.

3. Related Party Transactions

     Management believes, based on reasonable judgment, but without further investigation, that the terms of each of the following transactions or arrangements between the Company and its affiliates, officers, directors or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to the Company as could then have been obtained from unrelated parties.

     a. Acquisitions

     As part of an often-used acquisition strategy, the Company hires the selling doctor upon purchase of their practice. The Company may lease facilities from the selling doctor; the related lease agreements are negotiated at prevailing market rates as part of the acquisition before the doctor is hired. These lease arrangements are not contingent upon the current or future employment of the doctors.

     b. Recapitalization

     On September 20, 2000, the Company completed the Recapitalization with an entity controlled by Leonard Green & Partners. In the Recapitalization, each outstanding share of our common stock, other than shares retained by management and employees, was canceled and converted into the right to receive $1.00. The Recapitalization was financed by:

•	the contribution of $155.0 million by a group of investors led by Leonard Green & Partners;

•	the issuance of an aggregate of $20.0 million of senior subordinated notes;

•	the borrowing of $250.0 million under our $300.0 million senior credit facility; and

•	the issuance of an aggregate of $100.0 million of senior notes.

     Upon the completion of the Recapitalization, Robert Antin, Arthur Antin, Neil Tauber, Tom Fuller, other stockholders and a group of investors led by Leonard Green & Partners acquired 17,524,335 shares of common stock at a purchase price of $1.00 per share. Goldman Sachs Credit Partners L.P. is a lender under the Company’s senior credit facility. GS Mezzanine Partners II, L.P. and GS Mezzanine II Offshore, L.P., affiliates of Goldman, Sachs & Co., purchased portions of the Company’s securities for an aggregate purchase price of $85.0 million. Melina Higgins, one of the Company’s directors, is the Chief Financial Officer of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. The following partners of Leonard Green & Partners also serve on the Company’s board of directors: John Baumer, John Danhakl and Peter Nolan.

     c. Stockholders Agreement

     On September 20, 2000, the Company entered into a stockholders agreement with each of its stockholders. Under the stockholders agreement, each party to the stockholders agreement has call rights with respect to shares of common stock and stock options held by members of management in the event of termination of employment for any reason. The call rights permit the Company to repurchase callable shares at $1.00 per share. In connection with the IPO, the stockholders’ agreement was amended such that effective October 1, 2001:

•	Call rights expired on one-half of Robert Antin’s shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights will expire ratably over a six-month period commencing on October 1, 2001;

•	Call rights expired on one-half of Arthur Antin’s, Neil Tauber’s and Tomas Fuller’s shares that initially were subject to the stockholders agreement. Of the amount remaining, call rights will expire on one-half of those shares on April 1, 2002, and on the remaining one-half on October 1, 2002; and

•	Call rights expired on one-half of the other employees’ shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights will expire ratably over a 12-month period commencing May 1, 2002.

     The stockholders agreement also provided for the discharge of $580,000 and $108,000 of indebtedness owed to the Company by Robert Antin and Arthur Antin, respectively, including interest accrued thereon. This indebtedness was forgiven as part of the Recapitalization.

     d. Notes Receivable from Stockholders

     In 2001, certain employees exercised their options to purchase shares of the Company’s common stock. As consideration for the exercise of their options, the Company received notes with an aggregate value of approximately $100,000. Each note earns interest at the rate of 10.125% per annum and is due and payable on August 1, 2004. These notes are collateralized by the Company’s common stock that was purchased by the stockholders and are an unconditional obligation of the employee. The total outstanding principal and interest of these notes at December 31, 2001 was approximately $104,000.

     Concurrent with the Recapitalization, the Company sold 518,000 common shares to certain non-executive employees of the Company. As consideration for the issuance of common stock, the Company received notes with an aggregate value approximating $518,000. Each note earns interest at the rate of 6.2% per annum, is compounded annually and is due and payable on September 16, 2007. The notes are collateralized by the Company’s common stock that was purchased by the stockholders. The total outstanding principal and interest of these notes at December 31, 2001 and 2000 was $560,000 and $518,000, respectively.

     e. Management Services Agreement

     On September 20, 2000, the Company entered into a 10-year management services agreement with Leonard Green & Partners. The agreement provides that Leonard Green & Partners would provide general investment-banking services, management, consulting and financial planning services and transaction-related financial advisory and investment banking services to the Company. The Company paid a one-time structuring fee of $7.5 million to Leonard Green & Partners in September 2000 under the agreement. Leonard Green & Partners received an annual fee of $2.5 million as compensation for the general services and normal and customary fees for transaction-related services. In the years ended December 31, 2001 and 2000, the Company paid management fees in an aggregate amount of $2.3 million and $620,000, respectively. Upon the consummation of the IPO, the parties agreed to terminate the management services agreement. In connection with the termination the Company paid Leonard Green & Partners $8.0 million.

     f. Non-Competition Agreements

     On September 20, 2000, Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller each entered into non-competition agreements with the Company for a term of three years.

     In consideration for the execution of the non-competition agreements, the Company paid approximately $6.2 million, $4.0 million, $2.7 million and $2.5 million to Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller, or their affiliates, respectively. Upon the consummation of the IPO, these non-competition agreements were terminated.

     g. Investment in and Transactions with Zoasis

     During the year ended December 31, 2000, the Company made a $5.0 million investment in Zoasis, an internet start-up company, majority owned by Robert Antin, the Company’s Chief Executive Officer and Chairman of the Board. In December 2000, the Company determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of its investment in Zoasis.

     The Company incurred marketing expense for vaccine reminder services provided by Zoasis of $709,000 and $81,000 for the years ended December 31, 2001 and 2000. The pricing of these services is comparable to prices paid by the Company to independent third parties.

     In 2001, the Company began development of software that can gather data in order to be able to automatically fax diagnostic laboratory results to the laboratory clients. The Company initially used an independent outside contractor to begin programming this software but now intends to use an in-house programmer working in conjunction with Zoasis. Zoasis will not be paid for this programming effort but will be able to use and amend the software to market it to other veterinary hospitals and laboratories. In relation to this project, Zoasis is also working with the Company to facilitate the collection and delivery of laboratory results to its clients.

     h. Related Party Vendors

     Patricia Antin, wife of the Company’s Chief Operating Officer Arthur Antin, is an independent sales representative for Citi Print and Westpro Graphics, both local printing companies. The Company used these companies’ services to print forms and marketing materials for the Company’s hospitals nationwide. Transactions are based on arms-length market prices and the Company has no, nor has the Company ever had, any contractual obligation binding the Company to their services. The Company paid Citi Print $345,000, $321,000 and $339,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company paid The Westpro Graphics $7,000, $17,000 and $106,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     i. Investment in Vet’s Choice and the Wisdom Group, L.P.

     In September 2000, the Company sold its entire equity interest in Vet’s Choice, which had zero-cost basis, to HPP. VCA received $500,000 in proceeds from the sale. At the time of the sale, one of the Company’s directors, Mr. John Heil, served as president of an affiliate of HPP. In connection with the sale, HPP also paid VCA $1.0 million which was transferred to the Wisdom Group, L.P. and used to redeem the limited partnership interests in the Wisdom Group, L.P. Members of the Company’s executive management had a 30.5% ownership interest in the Wisdom Group, L.P. as limited partners and one of the Company’s subsidiaries owned a 1% ownership interest as the general partner. The Wisdom Group, L.P. was dissolved in November 2000 upon redemption of all the partnership interests. The nature of the business of the Wisdom Group, L.P. was to provide consulting services to Vet’s Choice with respect to the development, marketing and sale of premium pet food products.

     j. Receipt of Proceeds from the Initial Public Offering and Debt Issuance

     Prior to the IPO on November 27, 2001, affiliates of Leonard Green & Partners owned 2,826,000 shares of 14% series A redeemable preferred stock and 2,800,000 shares of 12% series B redeemable stock. Affiliates of Goldman, Sachs & Co. owned 122,123 shares of 14% series A redeemable preferred stock and 121,000 shares of 12% series B redeemable preferred stock and held approximately $82.5 million aggregate principal amount of senior notes and approximately $14.2 million aggregate principal amount of the senior subordinated notes, and warrants to purchase 814,575 shares of common stock at an exercise price of $0.0007 per share. An affiliate of Goldman, Sachs & Co. was the syndication agent and a lender under the senior credit facility. The proceeds from the IPO and debt issuance were used to repay $100.0 million of borrowings under the senior credit facility, $59.1 million aggregate principal amount of the senior notes, $5.0 million aggregate principal amount of the senior subordinated notes and the redemption value of all of the shares of preferred stock.

     k. Purchase of Common Stock

     Affiliates of Leonard Green & Partners purchased 2,000,000 shares of the Company’s common stock at the IPO price of $10.00 per share. These shares are subject to lock-up agreements under which these affiliates of Leonard Green & Partners agree not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

     Robert Antin purchased 40,000 of the 725,000 shares of the Company’s common stock reserved by the underwriters for sale to employees and other persons associated with the Company. These shares are subject to lock-up agreements under which Mr. Antin agrees not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

4. Acquisitions

     During 2001, the Company purchased 21 animal hospitals, all of which were accounted for as purchases. Six of the acquired animal hospitals were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $24.4 million, consisting of $20.9 million cash, $1.0 million in debt, and the assumption of liabilities of $2.5 million. The aggregate purchase price was allocated as follows: $747,000 to tangible assets, $22.5 million to goodwill and $1.2 million to other intangibles.

     During 2000, the Company purchased 24 animal hospitals and one veterinary diagnostic laboratory, all of which were accounted for as purchases. Three of the acquired animal hospitals and the laboratory were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $27.8 million, consisting of $16.5 million in cash, $11.1 million in debt, and the assumption of liabilities totaling $315,000. The aggregated purchase price was allocated as follows: $914,000 to tangible assets, $21.6 million to goodwill and $5.3 million to other intangibles.

     During 1999, the Company purchased 24 animal hospitals and two veterinary diagnostic laboratories all of which were accounted for as purchases. Five of the acquired animal hospitals and both laboratories were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $23.7 million, consisting of $9.8 million in cash, $12.4 million in debt, 70,712 shares of common stock of the Company with a value of $1.1 million, and the assumption of liabilities totaling $369,000. The aggregated purchase price was allocated as follows: $1.4 million to tangible assets, $18.6 million to goodwill and $3.8 million to other intangibles.

     In addition, on April 1, 1999, the Company completed the acquisition of AAH Management Corp. (“AAH”) for a total consideration (including acquisition costs) of $25.3 million, consisting of 517,585 shares of VCA common stock, with a value at the date of acquisition of $7.8 million, $5.4 million in cash, $1.2 million in notes payable and the assumption of $10.9 million in liabilities. AAH operated 15 animal hospitals located in New York and New Jersey. The acquisition of AAH was accounted for as a purchase. The purchase price has been allocated as follows: $2.7 million to tangible assets, $21.9 million to goodwill, and $725,000 to other intangible assets.

     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 2001 and 2000 acquisitions occurred at January 1, 2000. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

For the Years Ended December 31,
(In thousands, except per share amounts)
(Unaudited)

	2001	2000

Revenue	$412,161	$395,505
Net income (loss) available to common stockholders	$(46,119)	$(10,666)
Diluted earnings per share	$(2.36)	$(0.05)
Shares used for computing diluted earnings per share	19,509	234,055

     In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of three to five years (“Earn-Out Payments”), as set forth in the respective agreements (the “Earn-Out Arrangements”). The Earn-Out Arrangements provide for contingent Earn-Out Payments if the acquired entity achieves or exceeds contractually defined revenue targets during the defined earn-out period. The payments are either fixed in amount or are based on a multiple of revenue. When the contingency is resolved and the additional consideration is distributed, the Company records the consideration issued as an additional cost of the acquired entity. The additional consideration of affected assets, usually goodwill, is amortized over the remaining life of the asset. Earn-Out Payments in 2001, 2000 and 1999 consisted entirely of cash approximating $496,000, $486,000 and $326,000, respectively.

5. Joint Ventures and Investments

     During fiscal year 2000, the Company invested $5.0 million for convertible preferred stock of Zoasis, an internet start-up business, majority-owned by Robert Antin, the Company’s Chief Executive Officer and a director of the Company. Zoasis was to develop and provide services to the veterinary industry such as consumer e-commerce, e-commerce of veterinary supplies for hospitals, internet diagnostic laboratory results, on-line continuing education for veterinarians, hosted web sites for veterinarian clients, and a marketing reminder service. Due to the decline in the market value of many internet companies, Zoasis was not able to raise additional capital to continue its development. Zoasis scaled back its operations significantly. In December 2000, the Company determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of its investment in Zoasis.

     In September 2000, the Company sold its 50.5% equity interest in Vet’s Choice, which had a zero cost basis, to HPP. The Company received $500,000 in the sale. In connection with the sale, the Company also received $1.0 million, which was transferred to the Wisdom Group, L.P. in January 2001.

     In December 1997 and January 1998, the Company made a combined $5.0 million investment in Veterinary Pet Insurance, the largest provider of pet health insurance in the United States. The Company sold its investment in VPI and received $8.2 million in cash in February 2000, resulting in a one-time gain of approximately $3.2 million.

6. Long-Term Obligations

     Long-term obligations consisted of the following at December 31 (in thousands):

		2001	2000

Senior Term A	Notes payable, maturing in 2006, secured by assets, variable interest rates (weighted average interest rate of 7.4% and 9.9% during 2001 and 2000, respectively)	$24,112	$50,000
Senior Term B	Notes payable, maturing in 2008, secured by assets, variable interest rates (weighted average interest rate of 7.9% and 10.4% during 2001 and 2000, respectively)	121,242	200,000
13.5% Senior Subordinated Notes	Notes payable, maturing in 2010, unsecured, fixed interest rate of 13.5%	15,000	20,000
9.875% Senior Subordinated Notes	Notes payable, maturing in 2010, unsecured, fixed interest rate of 9.875%	170,000	—
Senior Notes	Notes payable, maturing in 2010, unsecured, fixed interest rate of 15.5%	59,670	104,306
Secured seller notes	Notes payable and other obligations, various maturities through 2010, secured by assets and stock of certain subsidiaries, various interest rates ranging from 5.3 to 10.0%	1,182	1,328
Unsecured debt	Notes payable, various maturities through 2008, various interest rates ranging from 7.0% to 9.7%	225	350

	Total debt obligations	391,431	375,984
	Capital lease obligations	79	110
	Less-unamortized discount	(7,178)	(13,345)

		384,332	362,749
	Less—current portion	(5,159)	(5,756)

		$379,173	$356,993

     The annual aggregate scheduled maturities of debt obligations for the five years subsequent to December 31, 2001 are presented below (in thousands):

2002	$5,159
2003	5,456
2004	6,160
2005	22,089
2006	21,971
Thereafter	330,596

$391,431

     Interest expense consisted of the following for the year ended December 31, 2001 (in thousands):

			Subordinated
			Senior Notes				Amortization	Secured
							of Deferred	Seller
	Senior	Senior			Senior		Financing	Notes &
	Term A	Term B	13.5%	9.875%	Notes	Collar	Costs	Other	Total

Interest	$3,645	$15,760	$2,654	$1,585	$16,044	$1,176	$2,072	$651	$43,587

     The Company has had two major shifts in its capital structure during the last two years. The first shift occurred in 2000 with the Recapitalization. The second shift occurred in 2001 with the Company’s IPO and debt offering. The following table summarizes the activity in the Company’s long term obligations for the two years ended December 31, 2001 (in thousands):

							Secured
				Subordinated Senior			Seller
			Revolving	Notes			Notes
	Senior	Senior	Credit			Senior	and
	Term A	Term B	Facility	13.5%	9.875%	Notes	Other	Total

Balance at December 31, 1999	$—	$—	$—	$—	$—	$—	$161,595	$161,595
Recapitalization	50,000	200,000	—	20,000	—	100,000	(172,854)	197,146
PIK interest	—	—	—	—	—	4,306	—	4,306
New debt, net of principal payments	—	—	—	—	—	—	12,937	12,937

Balance at December 31, 2000	50,000	200,000	—	20,000	—	104,306	1,678	375,984
IPO and debt offering	(24,126)	(75,874)	—	(5,000)	170,000	(59,164)	—	5,836
PIK interest	—	—	—	—	—	14,528	—	14,528
Principal payments	(1,762)	(2,884)	—	—	—	—	(271)	(4,917)

Balance at December 31, 2001	$24,112	$121,242	$—	$15,000	$170,000	$59,670	$1,407	$391,431

     The Company had extraordinary losses related to the debt repaid with net proceeds from the Recapitalization and the IPO and debt offering as follows (in thousands):

	13.5% Senior
	Subordinated
	Notes	Senior Notes	Debentures	Total

Extraordinary losses
Recapitalization	$—	$—	$4,504	$4,504
Tax benefit	—	—	(1,845)	(1,845)

Net extraordinary loss for the year ended December 31, 2000	$—	$—	$2,659	$2,659

IPO and debt offering	$5,028	$12,190	$—	$17,218
Tax benefit	(2,061)	(4,998)	—	(7,059)

Net extraordinary loss for the year ended December 31, 2001	$2,967	$7,192	$—	$10,159

Senior Term A, Senior Term B and Revolving Credit Facility

     As part of the Recapitalization, Vicar entered into a Credit and Guaranty Agreement with various lenders for $300.0 million of Senior Secured Credit Facilities (the “Credit Agreement”), with Goldman Sachs Credit Partners, L.P. as the syndication agent, and Wells Fargo Bank, N.A. as the administrative agent. The Credit Agreement includes a Revolving Credit Facility as well as the Senior Term A and B Notes. The Revolving Credit Facility allows the Company to borrow up to an aggregate principal amount of $50.0 million and may be used to borrow, on a same-day notice under a “swing line,” the lesser of (1) $5.0 million or (2) the aggregate unused amount of the Revolving Credit Facility then in effect. As of December 31, 2001, the Company has not utilized the Revolving Credit Facility.

     Interest Rate. In general, borrowings under the Credit Agreement bear interest, at the Company’s option, on either:

•	The base rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 1.00% to 2.25% per annum for the Senior Term A Notes and the Revolving Credit Facility and a margin of 2.75% per annum for the Senior Term B Notes; or

•	The adjusted eurodollar rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 2.00% to 3.25% per annum for the Senior Term A Notes and the Revolving Credit Facility and a margin of 3.75% per annum for the Senior Term B Notes.

     The base rate is the higher of Wells Fargo’s prime rate or the Federal funds rate plus 0.5%. The adjusted eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities.”

     Swing line borrowings bear interest at the base rate, plus a margin ranging from 1.00% to 2.25%, as defined in the Credit Agreement.

     Maturity and Principal Payments. The Senior Term A Notes and Revolving Credit Facility mature on September 20, 2006. The Senior Term B Notes matures on September 20, 2008. Principal payments on the Revolving Credit Notes are at made at the Company’s discretion with the entire unpaid amount due at maturity. From the proceeds of the IPO and debt offering, the Company repaid $100.0 million of the Senior Term A and B Notes. The remaining principal payments on the Senior Term A and B Notes are paid quarterly with the annual aggregate scheduled maturities as follows (in thousands):

	2002	2003	2004	2005	2006	2007	2008	Total

Senior Term A	$3,173	$3,680	$4,442	$6,345	$6,472	$—	$—	$24,112
Senior Term B	$1,540	$1,540	$1,540	$1,540	$15,396	$56,963	$42,723	$121,242

     Starting December 31, 2002, as defined in the Credit Agreement, mandatory prepayments are due on the Senior Term A and B Notes if the Company’s cash and cash equivalents exceed a defined amount. These payments are applied on a pro rata basis. All outstanding indebtedness under the Credit Agreement may be voluntarily prepaid in whole or in part without premium or penalty.

     Guarantees and Security. VCA and each of its wholly-owned subsidiaries guarantee the outstanding debt under the Credit Agreement. These borrowings, along with the guarantees of the subsidiaries, are further secured by substantially all of the Company’s consolidated assets. In addition, these borrowings are secured by a pledge of substantially all of the capital stock, or similar equity interests, of the Company’s wholly-owned subsidiaries.

     Debt Covenants. The Credit Agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the Credit Agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. Management of the Company believes the most restrictive covenant is the fixed charge coverage ratio. During 2001, the Company had a fixed charge coverage ratio of 1.64 to 1.00. The Credit Agreement required a fixed charge coverage ratio of no less than 1.10 to 1.00 during 2001 and requires a fixed charge coverage ratio of no less than 1.10 to 1.00 in future years.

13.5% Senior Subordinated Notes

     As part of the Recapitalization, Vicar issued $20.0 million principal amount of senior subordinated notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

     Interest Rate and Discounts. Interest on the senior subordinated notes is payable in cash, semi-annually in arrears at the rate of 13.5% per annum; provided, however, that if the Company fails to meet specified obligations to holders of the senior subordinated notes, as set forth in an exchange and registration rights agreement dated as of September 20, 2000, interest on the senior subordinated notes may increase by up to 1% per annum.

     The notes have an effective interest rate of 16.2% and are reported net of a discount of $1.8 million as of December 31, 2001.

     Guarantee. The senior subordinated notes are general, unsecured and subordinated obligations, and are guaranteed by the Company’s wholly-owned subsidiaries.

     Maturity and Principal Payments. The senior subordinated notes are due September 20, 2010. As part of the IPO and debt offering, the Company repaid $5.0 million of the senior subordinated notes leaving an outstanding principal balance of $15.0 million at December 31, 2001.

9.875% Senior Subordinated Notes

     Concurrent with the consummation of the IPO Vicar issued $170.0 million of senior subordinated notes due 2009 with Chase Manhattan Bank and Trust Company, N.A., as trustee. The Company has filed a registration statement with the Securities and Exchange Commission for an exchange offer in which these notes will be exchanged for substantially similar securities that are registered under the Securities Act.

     Interest Rate. Interest is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2002. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at the rate of 9.875% per annum.

     Guarantee. The notes are general, unsecured obligations of the Company. They are subordinated in right of payment to all existing and future debt incurred under the Credit Agreement and are equal in right of payment to Vicar’s other senior subordinated notes. They are unconditionally guaranteed on a senior subordinated basis by VCA, Vicar and its wholly-owned subsidiaries.

     Maturity. The notes will mature on December 1, 2009.

Senior Notes

     As part of the Recapitalization, VCA issued $100.0 million principal amount of senior notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

     Interest Rate and Discounts. Interest on the senior notes is payable semi-annually in arrears, at the rate of 15.5% per annum; provided that on any semi-annual interest payment date prior to September 20, 2005, the Company has the option to pay all or any portion of the interest payable on said date by issuing additional senior notes in a principal amount equal to the interest; and further provided, however, that if the Company fails to meet specified obligations to holders of the senior notes as set forth in a registration rights agreement dated as of September 20, 2000, interest on the senior notes may increase by up to 1% per annum. The Company has issued an aggregate of $16.6 million in additional senior notes to pay interest since the issue date.

     The notes have an effective interest rate of 16.8% and are reported net of a discount of $5.4 million.

     Guarantee. The senior notes are general, unsecured and unsubordinated obligations that are not guaranteed by Vicar and its wholly-owned subsidiaries, nor is Vicar and its wholly-owned subsidiaries an obligor of these notes.

     Maturity and Principal Payments. As part of the IPO and debt offering, the Company repaid $59.1 million of the senior notes. As discussed above, the Company is issuing additional notes to pay interest. This first principal payment on the aggregate balance is a balloon payment due September 20, 2005 of approximately $51.2 million and the remaining principal is due September 20, 2010.

Fair Value of the Company’s Debt

     The following disclosure of the estimated fair value of the Company’s debt at December 31, 2001 is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments.” The Company used available market information and appropriate valuation methodologies to determine the estimated fair value amounts. Considerable judgment is required to develop the estimates of fair value, and the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	(in thousands)
	Carrying
	Amount	Fair Value

Fixed-rate long-term debt	$246,077	$250,510
Variable-rate long-term debt	145,354	145,354

     The estimated fair value of the Company’s fixed-rate long-term debt is based on market value or LIBOR plus an estimated spread at December 31, 2001 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

7. Redeemable Preferred Stocks

     In 2000, the Company adopted an Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 6,000,000 shares of preferred stock. In connection with the Recapitalization, the Company issued 2,998,408 shares of Series A Senior Redeemable Exchangeable Cumulative Preferred Stock (“Series A Preferred Stock”), par value $.01 per share, and 2,970,822 shares of Series B Junior Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”), par value $.01 per share. In exchange for the issuance of the Series A Preferred Stock and Series B Preferred Stock, the Company received $75.0 million and $74.2 million, respectively. The Series A and Series B Preferred Stock earned dividends at the rate of 14% and 12% per annum of the liquidation preference, respectively. The liquidation preference and redemption value for both the Series A and Series B Preferred Stock was the sum of $25.00 per share plus accrued and unpaid dividends less any special dividend paid. Holders of Series A and Series B Preferred Stock were entitled to receive dividends, whether or not declared by the Board of Directors, out of funds legally available. Dividends were payable in cash on a quarterly basis. If dividends were not paid when due, the amount payable was added to the liquidation preference and redemption value. For the years ended December 31, 2001 and 2000, dividends earned but not paid were $19.2 million and $5.4 million, respectively. These dividends were recorded as an increase to preferred stock and a corresponding decrease to retained earnings.

     On November 27, 2001, the Company completed an initial public offering and in connection therewith redeemed all its outstanding Series A and Series B Preferred Stock.

8. Common Stock

     In November 2001, the Company sold 16,000,000 shares of common stock at $10.00 per share in connection with the IPO, which generated net proceeds of approximately $148.7 million. In addition, during December 2001, the Company’s underwriters exercised their overallotment option to purchase an additional 1,370,000 shares of common stock at $10.00 per share, which generated net proceeds of approximately $12.8 million.

     In connection with the Recapitalization, the Company issued warrants to certain investors to purchase 1,149,990 shares of the Company’s common stock. The warrants allowed the holders to purchase common shares at a price equal to $0.0007 per share. The Company valued these warrants at their fair market value on the date of issuance at $1.1 million, which was recorded as part of stockholders’ equity. In November 2001, the investors exercised their warrants to purchase 1,149,871 shares of common stock. In lieu of paying cash to exercise the warrants, the investors opted to cancel 119 of the previously outstanding 1,149,990 warrants.

     In August 2001, certain employees exercised 691,875 of their options to purchase shares of common stock granted in connection with the Recapitalization.

     In 2000, the Company adopted an Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 24,000,000 common shares with a par value of $0.01 per common share. The Company amended and restated the Certificate of Incorporation in 2001 to authorize the issuance of up to 75,000,000 common shares and changed the par value to $0.001 per common share. The Company had 36,736,081 and 17,524,335 common shares outstanding at December 31, 2001 and 2000, respectively.

     In 2000, the Company’s Board of Directors declared a fifteen-for-one stock split. The stock split has been retroactively reflected in the accompanying financial statements and footnotes.

     During 2000 and prior to the Recapitalization, the Company repurchased 7,715,000 shares of its common stock for $3.3 million. These shares, along with all other treasury shares held prior to 2000, were retired.

     On September 20, 2000, in connection with the Recapitalization, the Company repurchased and retired a majority of the outstanding common stock of the Company. Certain members of senior management who held 2,656,335 shares before the Recapitalization continued to hold those shares.

9. Stock-Based Compensation Plans

     The Company has granted stock options to various employees. The Company accounts for these plans under APB Opinion 25.

     In November 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123 recommends changes in accounting for employee stock-based compensation plans and requires certain disclosures with respect to these plans. SFAS No. 123 disclosures were adopted by the Company effective January 1, 1996.

     The 1996 Stock Incentive Plan (the “1996 Plan”) was amended August 6, 2001. Under the amended plan, no additional incentive or nonqualified stock options may be granted to directors, officers, key employees or consultants. In September 2000, the Company issued 633,795 stock options under the 1996 Plan. These options vest ratably over four years from the date of grant with an exercise price of $1.00 and expire in 2010.

     In August 2001, the Company’s board of directors approved the 2001 Stock Incentive Plan (the “2001 Plan”) that provides for the granting of incentive or nonqualified stock options to directors, officers, key employees or consultants of the Company. The number of shares reserved and authorized for issuance under the 2001 Plan is 2,000,000 shares. The terms of the stock options will be established by the compensation committee of the Company’s board of directors.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	2001	2000	1999

Net income (loss) available to common stockholders:
As reported	$(46,574)	$(13,802)	$22,357
Pro forma	(46,606)	(14,178)	19,214
Diluted earnings (loss) per share:
As reported	$(2.39)	$(0.06)	$0.07
Pro forma	(2.39)	(0.06)	0.06

     The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk free interest rate	6.0%	6.0%	5.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.0%	0.0%	54.2%
Weighted average fair value	$0.25	$0.78	$7.97
Expected option life (years)	5	5	7

     In connection with the Recapitalization, certain of the Company’s employees elected to exchange their stock options for newly issued stock options. The number of stock options issued to each employee was equal to the intrinsic value of their old stock options divided by the strike price of the new stock options ($0.20). These stock options were accounted for as variable awards, and related non-cash compensation of $555,000 was recorded in the year ended December 31, 2000. An additional charge for non-cash compensation of $7,611,000 was recorded in the year ended December 31, 2001, as a result of the increase in the estimated market value of the common stock. In August 2001, 691,875 of the new options were exercised and 1,995 were cancelled, leaving none outstanding as of December 31, 2001.

     The table below summarizes the transactions in the Company’s stock option plans (in thousands, except per share amounts):

	2001	2000	1999

Options outstanding at beginning of year	1,328	57,300	57,315
Exchanged in connection with Recapitalization	—	694	—
Granted	—	634	2,490
Exercised	(692)	(1,815)	(750)
Purchased	—	(54,585)	—
Canceled	(2)	(900)	(1,755)

Options outstanding at end of year (exercise price of $1.00 as of December 31, 2001)	634	1,328	57,300

Exercisable at end of year	41	694	30,465

     The following table summarizes information about the options in the 2001 Plan outstanding as of December 31, 2001 in accordance with SFAS No. 123 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable

Weighted Avg.
Remaining
	Number	Contractual	Weighted Avg.	Number	Weighted Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$1.00	634	8.73	$1.00	41	$1.00

10. Commitments and Contingencies

     a. Leases

     The Company operates many of its animal hospitals from premises that are leased from the hospitals’ previous owners under operating leases with terms, including renewal options, ranging from one to 35 years. Certain leases include purchase options which can be exercised at the Company’s discretion at various times within the lease terms.

     The annual lease payments under the lease agreements have provisions for annual increases based on the Consumer Price Index or other amounts specified within the lease contracts.

     The future minimum lease payments on operating leases at December 31, 2001, including renewal option periods, are as follows (in thousands):

2002	$12,247
2003	12,530
2004	12,575
2005	12,285
2006	12,165
Thereafter	130,810

     Rent expense totaled $12.6 million, $11.7 million and $10.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Rental income totaled $176,000, $259,000 and $310,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     b. Earn-out Payments

     In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby additional cash may be paid to former owners of acquired hospitals upon attainment of specified financial criteria over periods of one to two years, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria is attained in the next twelve months, the Company will be obligated to make cash payments of approximately $802,000.

     c. Holdbacks

     In connection with certain acquisitions, the Company withheld a portion of the purchase price (the “holdback”). The holdback is used to offset any cost the Company may pay on behalf of the former owner for any liabilities the Company did not assume at the time of acquisition. The amounts held accrue interest not to exceed 7% per annum and are payable within a twelve-month period. The total outstanding holdbacks at December 31, 2001 were approximately $1.6 million.

     d. Officers’ Compensation

     Effective upon the closing of the Company’s IPO, three members of the Company’s executive management amended and restated their employment agreements with the Company. These members include the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The Senior Vice President retained his existing employment agreement. These agreements aggregate to $1.4 million in salary per year. The agreements allow for upward adjustments to annual salary based on the Consumer Price Index for Los Angeles County. The agreements also call for a maximum of $1.1 million to be paid as annual bonuses based on annual performance goals to be set by the compensation committee of the board of directors. The agreements also call for aggregate severance payments under different scenarios with the maximum amount approximating $8.5 million.

     e. State Laws

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company operates 54 animal hospitals in 11 states with these laws. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

     For example, the Company currently is a party to a lawsuit in the State of Ohio in which that State has alleged that the management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining the Company from operating in the State of Ohio in a manner that is in violation of the state statute. In response, the Company has restructured its operations in the State of Ohio in a manner believed to conform to the state law and the court’s order. The Attorney General of the State of Ohio informed the Company that it disagrees with its position that the Company is in compliance with the court’s order. In June 2001, the Company appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, the Company engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference and has not yet scheduled a new date. If a settlement cannot be reached, the Company would be required to discontinue operations in the state. The five animal hospitals in the State of Ohio have a book value of $6.1 million as of December 31, 2001. If the Company was required to discontinue operations in the State of Ohio, it might not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $2.1 million and $409,000, respectively, in the year ended December 31, 2001 and $2.2 million and $513,000, respectively, in the year ended December 31, 2000.

     All of the states in which the Company operates impose various registration requirements. To fulfill these requirements, each facility has been registered with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in the Company’s clinics are required to maintain valid state licenses to practice.

     f. Other Contingencies

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not affect the Company’s financial position or results of operations.

11. Calculation of Per Share Amounts

     A reconciliation of the income and shares used in the computations of the basic and diluted earnings (loss) per share (“EPS”) for the years ended December 31, 2001, 2000 and 1999 follows (amounts shown in thousands, except per share amounts):

	2001	2000	1999

Income (loss) before extraordinary item	$(17,264)	$(5,752)	$22,357
Increase in carrying amount of Redeemable Preferred Stock	(19,151)	(5,391)	—

Income (loss) before extraordinary item available to common stockholders (basic and diluted)	$(36,415)	$(11,143)	$22,357

Weighted average common share outstanding:
Basic	19,509	234,055	315,945
Effect of dilutive common share stock options	—	—	13,830

Diluted	19,509	234,055	329,775

Earnings per share (before extraordinary items)
Basic	$(1.87)	$(0.05)	$0.07
Diluted	$(1.87)	$(0.05)	$0.07

     On September 20, 2000, the Company paid $1.00 per share, for a total payment of $314.5 million, to repurchase 310,836,000 shares of its outstanding common stock in connection with the Recapitalization, of which approximately $3.7 million was attributable to costs incurred in connection with the repurchase of the Company’s common stock. These per share and share amounts have been adjusted to reflect a 15-for-1 stock split which took place after the Recapitalization. Immediately after this repurchase, the Company issued 517,995 and 14,350,005 shares of common stock to its management and certain investors, respectively, for $1.00 per share.

     As of December 31, 2001, 633,795 stock options within an exercise price of $1.00 were outstanding and at December 31, 2000, 1,327,670 stock options and warrants to purchase an aggregate 1,149,990 common shares were outstanding. These stock options and warrants were not included in the computation of Diluted EPS because conversion would have had an antidilutive effect on Diluted EPS.

     The $84.4 million of 5.25% convertible debentures which were convertible into 36,849,345 shares of common stock were outstanding at December 31, 1999, but were not included in the computation of Diluted EPS, because conversion would have had an antidilutive effect on Diluted EPS. These convertible debentures were retired in 2000.

12. Income Taxes

     The provision (benefit) for income taxes is comprised of the following for the three years ended December 31, (in thousands):

	2001	2000	1999

Federal:
Current	$803	$(889)	$10,161
Deferred	(8,366)	1,219	515

	(7,563)	330	10,676

State:
Current	2,090	(142)	2,850
Deferred	(1,141)	166	834

	949	24	3,684

	$(6,614)	$354	$14,360

     The consolidated statement of operations for the year ended December 31, 2001 and 2000 includes a provision for income taxes of $445,000 and $2.2 million and a benefit for income taxes of $7.1 million and $1.8 million, respectively, associated with the early extinguishment of debt. The net benefit of approximately $6.6 million and $354,000, respectively, is reflected in the table above.

     The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

     The net deferred tax asset (liability) at December 31 is comprised of (in thousands):

	2001	2000

Current deferred tax assets (liabilities):
Accounts receivable	$2,048	$1,273
State taxes	(710)	(903)
Other liabilities and reserves	5,438	3,696
Start-up costs	66	66
Other assets	(295)	(294)
Inventory	817	817

Total current deferred tax asset, net	$7,364	$4,655

	2001	2000

Non-current deferred tax (liabilities) assets:
Net operating loss carryforwards	$12,233	$6,460
Write-down of assets	2,012	1,377
Start-up costs	302	302
Other assets	6,429	3,537
Intangible assets	(15,735)	(11,934)
Property and equipment	(1,642)	(1,720)
Unrealized loss on investments	2,588	2,555
Valuation allowance	(7,871)	(9,061)

Total non-current deferred tax liability, net	$(1,684)	$(8,484)

     Under the Tax Reform Act of 1986, the utilization of Federal net operating loss (“NOL”) carryforwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Management believes that past mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain acquisition related expenditures where the realization of this deduction is uncertain at this time.

     At December 31, 2001, the Company had NOL carryforwards of approximately $29.2 million, comprised of NOL carryforwards acquired in the past. Also included in this amount is approximately $13.6 million of losses generated in the current year which can be utilized with no cumulative ownership change limitations. These NOL’s expire at various dates through 2015.

     On October 25, 1999, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus in Issue 99-15, “Accounting for Decreases in Deferred Tax Asset Valuation Allowances Established in a Purchase Business Combination as a Result of a Change in Tax Regulation” (“Issue No. 99-15”). Issue No. 99-15 is the EITF’s response to the Internal Revenue Services’s June 25, 1999 ruling, as stated in Treasury Regulation 1.1502-21, reducing the requirements for using certain net operating loss carryovers and carrybacks (“NOLs”). As a result, the Company recorded a deferred tax benefit during the year ended December 31, 1999 equal to $2.1 million.

     A reconciliation of the provision (benefit) for income taxes to the amount computed at the Federal statutory rate for the three years ended December 31, is as follows:

	2001	2000	1999

Federal income tax at statutory rate	(35)%	(35)%	35%
Effect of amortization of goodwill	4	18	4
State taxes, net of Federal benefit	(3)	(2)	7
Tax exempt income		(1)	(1)
Write-down of zero tax basis assets	7	—	—
Non-cash compensation charges	8	—	—
Valuation allowance	(2)	24	(6)

	(21)%	4%	39%

13. 401(k) Plan

     During 1992, the Company established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with the Company and provides for annual matching contributions by the Company at the discretion of the Company’s board of directors. In 2001, 2000 and 1999, the Company provided a total matching contribution approximating $1.1 million, $715,000 and $353,000, respectively.

14. Lines of Business

     During the three years ending December 31, 2001, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospital segment provides veterinary services for companion animals and sells related retail products. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the other segments and recognizes revenue associated with consulting agreements.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     The following is a summary of certain financial data for each of the three segments (in thousands):

				Intercompany
		Animal		Sales
	Laboratory	Hospital	Corporate	Eliminations	Total

2001
Revenue	$134,711	$272,113	$2,000	$(7,462)	$401,362
Operating income (loss)	36,624	36,607	(45,525)	—	27,706
Depreciation/amortization expense	4,657	14,491	6,018	—	25,166
Identifiable assets	110,466	322,657	35,398	—	468,521
Capital expenditures	1,944	9,075	2,462	—	13,481
2000
Revenue	$119,300	$240,624	$925	$(6,162)	$354,687
Operating income (loss)	34,044	30,630	(45,469)	—	19,205
Recapitalization costs	—	—	34,268	—	34,268
Depreciation/amortization expense	4,472	12,167	2,239	—	18,878
Identifiable assets	109,453	312,473	61,144	—	483,070
Capital expenditures	2,194	18,751	1,610	—	22,555
1999
Revenue	$103,282	$217,988	$5,100	$(5,810)	$320,560
Operating income (loss)	28,039	26,765	(7,788)	—	47,016
Year 2000 remediation costs	—	—	2,839	—	2,839
Reversal of restructuring charges	—	—	1,873	—	1,873
Depreciation/amortization expense	4,234	10,472	1,757	—	16,463
Identifiable assets	105,224	280,742	40,534	—	426,500
Capital expenditures	1,997	15,970	3,836	—	21,803

     Corporate operating loss includes salaries, general and administrative expense for the executive, finance, accounting, human resources, marketing, purchasing and regional operational management functions that support the Laboratory and Animal Hospital segments.

     The following is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes and extraordinary items as reported on the consolidated statements of operations (in thousands):

	2001	2000	1999

Total segment operating income after eliminations	$27,706	$19,205	$47,016
Interest income	669	850	1,194
Interest expense	(43,587)	(20,742)	(10,643)
Minority interest in income of subsidiaries	(1,439)	(1,066)	(850)
Gain on sale of VPI	—	3,200	—
Loss on investment in Zoasis	—	(5,000)	—
Other	(168)	—	—

Income (loss) before provision for income taxes and extraordinary items	$(16,819)	$(3,553)	$36,717

15. Condensed Consolidating Information

     In connection with Vicar’s issuance in November 2001 of $170.0 million of 9.875% senior subordinated notes. VCA and each existing and future domestic wholly owned restricted subsidiary of Vicar (the “Guarantor”) have, jointly and severally, fully and unconditionally guaranteed the 9.875% senior subordinated notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the Credit Agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for the 9.875% senior subordinated notes.

     Vicar’s subsidiaries are composed of wholly-owned restricted subsidiaries and partnerships. The partnerships may elect to serve as guarantors of Vicar’s obligations, however, none of the partnerships have elected to do so. Vicar conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, Vicar’s ability to make required payments with respect to its indebtedness (including the 9.875% senior subordinated notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

     Pursuant to Rule 3-10 of Regulation S-X, the following condensed consolidating information is for VCA, Vicar, the wholly owned Guarantors and the non-Guarantor subsidiaries with respect to the 9.875% senior subordinated notes. This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantors and the non-Guarantor subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantors and non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2001
(in thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and equivalents	$—	$3,467	$3,260	$376	$—	$7,103
Trade accounts receivable, net	—	—	17,702	334	—	18,036
Inventory	—	—	4,111	390	—	4,501
Prepaid expenses and other	—	1,165	1,049	164	—	2,378
Deferred income taxes	—	7,364	—	—	—	7,364
Prepaid income taxes	—	2,782	—	—	—	2,782

Total current assets	—	14,778	26,122	1,264	—	42,164
Property and equipment, net	—	8,421	78,225	2,598	—	89,244
Other assets:
Goodwill, net	—	—	298,198	19,064	—	317,262
Covenants not to compete, net	—	—	4,211	616	—	4,827
Notes receivable, net	320	498	1,017	837	—	2,672
Deferred financing costs, net	780	10,600	—	—	—	11,380
Other	—	—	969	3	—	972
Investment in subsidiaries	123,842	179,391	19,920	—	(323,153)	—

Total assets	$124,942	$213,688	$428,662	$24,382	$(323,153)	$468,521

Current liabilities:
Current portion of long-term obligations	$—	$4,766	$389	$4	$—	$5,159
Accounts payable	—	5,223	2,074	16	—	7,313
Accrued payroll and related liabilities	—	5,019	6,440	258	—	11,717
Other accrued liabilities	—	15,627	2,968	10	—	18,605

Total current liabilities	—	30,635	11,871	288	—	42,794
Long-term obligations, less current portion	54,345	324,152	672	4	—	379,173
Deferred income taxes	—	1,684	—	—	—	1,684
Minority interest	—	—	—	—	5,106	5,106
Intercompany payable (receivable)	30,833	(266,625)	236,728	(936)	—	—
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,840	—	—	—	—	188,840
Retained earnings (accumulated deficit)	(146,594)	125,697	179,391	25,026	(330,114)	(146,594)
Accumulated comprehensive loss	(1,855)	(1,855)	—	—	1,855	(1,855)
Notes receivable from stockholders	(664)	—	—	—	—	(664)

Total stockholders’ equity	39,764	123,842	179,391	25,026	(328,259)	39,764

Total liabilities and stockholders’ equity	$124,942	$213,688	$428,662	$24,382	$(323,153)	$468,521

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2000
(in thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and equivalents	$—	$8,165	$2,073	$281	$—	$10,519
Trade accounts receivable, net	—	—	15,095	355	—	15,450
Inventory	—	—	5,333	440	—	5,773
Prepaid expenses and other	9	1,896	1,396	123	—	3,424
Deferred income taxes	—	4,655	—	—	—	4,655
Prepaid income taxes	—	9,402	—	—	—	9,402

Total current assets	9	24,118	23,897	1,199	—	49,223
Property and equipment, net	—	8,678	74,801	3,493	—	86,972
Other assets:
Goodwill, net	—	—	296,585	13,600		310,185
Covenants not to compete, net	—	14,348	4,780	421	—	19,549
Notes receivable, net	—	605	828	745	—	2,178
Deferred financing costs, net	1,722	11,651	—	—	—	13,373
Other	—	13	1,577	—	—	1,590
Investment in subsidiaries	135,719	140,672	16,272	—	(292,663)	—

Total assets	$137,450	$200,085	$418,740	$19,458	$(292,663)	$483,070

Current liabilities:
Current portion of long-term obligations	$—	$5,674	$68	$14	$—	$5,756
Accounts payable	—	6,634	1,759	—	—	8,393
Accrued payroll and related liabilities	—	3,032	5,098	205	—	8,335
Other accrued liabilities	—	14,229	2,451	7	—	16,687

Total current liabilities	—	29,569	9,376	226	—	39,171
Long-term obligations, less current portion	93,549	262,232	1,212	—	—	356,993
Deferred income taxes	—	8,484	—	—	—	8,484
Other liabilities	—	1,500	—	—	—	1,500
Minority interest	—	—	—	—	3,610	3,610
Intercompany payable (receivable)	(29,411)	(237,419)	267,480	(650)	—	—
Series A Redeemable Preferred Stock, at redemption value	77,875	—	—	—	—	77,875
Series B Redeemable Preferred Stock, at redemption value	76,747	—	—	—	—	76,747
Stockholders’ equity (deficit):
Common stock	175	—	—	—	—	175
Additional paid-in capital	19,053	—	—	—	—	19,053
Retained earnings (accumulated deficit)	(100,020)	135,719	140,672	19,882	(296,273)	(100,020)
Notes receivable from stockholders	(518)	—	—	—	—	(518)

Total stockholders’ equity (deficit)	(81,310)	135,719	140,672	19,882	(296,273)	(81,310)

Total liabilities and stockholders’ equity (deficit)	$137,450	$200,085	$418,740	$19,458	$(292,663)	$483,070

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001
(in thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$2,000	$370,549	$29,464	$(651)	$401,362
Direct costs	—	—	262,386	21,491	(651)	283,226

	—	2,000	108,163	7,973	—	118,136
Selling, general and administrative	—	14,876	22,648	1,109	—	38,633
Depreciation and amortization	—	6,018	18,100	1,048	—	25,166
Agreement termination costs	—	17,552	—	—	—	17,552
Write-down and loss on sale of assets	—	9,079	—	—	—	9,079
Operating income (loss)	—	(45,525)	67,415	5,816	—	27,706
Net interest expense	16,142	26,687	(3)	92	—	42,918
Other expense, net	—	168	—	—	—	168
Equity interest in income of subsidiaries	(10,022)	38,719	4,285	—	(32,982)	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	(26,164)	(33,661)	71,703	5,724	(32,982)	(15,380)
Minority interest in income of subsidiaries	—	—	—	—	1,439	1,439

Income (loss) before provision for income taxes and extraordinary item	(26,164)	(33,661)	71,703	5,724	(34,421)	(16,819)
Provision (benefit) for income taxes	(5,933)	(26,606)	32,984	—	—	445

Income (loss) before extraordinary item	(20,231)	(7,055)	38,719	5,724	(34,421)	(17,264)
Extraordinary loss on extinguishment of debt, net of tax	7,192	2,967	—	—	—	10,159

Net income (loss)	$(27,423)	$(10,022)	$38,719	$5,724	$(34,421)	$(27,423)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2000
(in thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$425	$500	$333,233	$20,980	$(451)	$354,687
Direct costs	—	—	239,642	15,699	(451)	254,890

	425	500	93,591	5,281	—	99,797
Selling, general and administrative	7,660	2,227	16,814	745	—	27,446
Depreciation and amortization	697	1,542	15,833	806	—	18,878
Recapitalization costs	34,268	—	—	—	—	34,268

Operating income (loss)	(42,200)	(3,269)	60,944	3,730	—	19,205
Net interest expense	9,438	6,728	3,836	(110)	—	19,892
Other expense, net	(3,200)	5,000	—	—	—	1,800
Equity interest in income of subsidiaries	20,641	6,742	2,774	—	(30,157)	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	(27,797)	(8,255)	59,882	3,840	(30,157)	(2,487)
Minority interest in income of subsidiaries	—	—	—	—	1,066	1,066

Income (loss) before provision for income taxes and extraordinary item	(27,797)	(8,255)	59,882	3,840	(31,223)	(3,553)
Provision for income taxes	(22,045)	(3,302)	27,546	—	—	2,199

Income (loss) before extraordinary item	(5,752)	(4,953)	32,336	3,840	(31,223)	(5,752)
Extraordinary loss on extinguishment of debt, net of tax	2,659	—	—	—	—	2,659

Net income (loss)	$(8,411)	$(4,953)	$32,336	$3,840	$(31,223)	$(8,411)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 1999
(in thousands)

			Non-
		Guarantor	Guarantor
	VCA	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$5,100	$298,394	$17,489	$(423)	$320,560
Direct costs	—	219,584	13,332	(423)	232,493

	5,100	78,810	4,157	—	88,067
Selling, general and administrative	10,165	12,843	614	—	23,622
Depreciation and amortization	1,757	14,069	637	—	16,463
Year 2000 remediation expense	2,839	—	—	—	2,839
Reversal of restructuring charges	(1,873)	—	—	—	(1,873)

Operating income (loss)	(7,788)	51,898	2,906	—	47,016
Net interest expense	4,983	4,566	(100)	—	9,449
Equity interest in income of subsidiaries	26,724	2,156	—	(28,880)	—

Income before minority interest and provision for income taxes	13,953	49,488	3,006	(28,880)	37,567
Minority interest in income of Subsidiaries	—	—	—	850	850

Income before provision for income taxes	13,953	49,488	3,006	(29,730)	36,717
Provision for income taxes	(6,302)	22,764	—	—	16,462
Income tax adjustment	(2,102)	—	—	—	(2,102)

Net income	$22,357	$26,724	$3,006	$(29,730)	$22,357

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001
(in thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:
Net income (loss)	$(27,423)	$(10,022)	$38,719	$5,724	$(34,421)	$(27,423)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Equity interest in earnings of subsidiaries	10,022	(38,719)	(4,285)	—	32,982	—
Depreciation and amortization	—	6,018	18,100	1,048	—	25,166
Amortization of debt discount and deferred financing costs	1,598	555	—	—	—	2,153
Provision for uncollectible accounts	—	—	3,649	324	—	3,973
Extraordinary loss on early extinguishment of debt	12,190	5,028	—	—	—	17,218
Non-cash compensation	—	771	6,840	—	—	7,611
Interest paid in kind on senior subordinated notes	14,528	—	—	—	—	14,528
Agreement termination costs	—	9,552	—	—	—	9,552
Write-down and loss on sale of assets	—	8,531	—	—	—	8,531
Loss on sale of assets	—	548	—	—	—	548
Minority interest in income of subsidiaries	—	—	—	—	1,439	1,439
Distributions to minority interest partners	—	(1,635)	—	—	—	(1,635)
Increase in accounts receivable, net	—	—	(6,083)	(303)	—	(6,386)
Decrease in inventory, prepaid expenses and other assets	9	744	1,586	9	—	2,348
Increase (decrease) in accounts payable and accrued liabilities	—	6,707	(4,817)	69	—	1,959
Decrease in prepaid income taxes	—	7,031	—	—	—	7,031
Increase (decrease) in intercompany payable (receivable)	(10,924)	68,402	(50,702)	(6,776)	—	—
Increase in deferred taxes, net	—	(9,509)	—	—	—	(9,509)

Net cash provided by operating activities	—	54,002	3,007	95	—	57,104

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(24,306)	—	—	—	(24,306)
Property and equipment additions, net	—	(12,212)	(1,944)	—	—	(14,156)
Proceeds from sale of assets	—	1,705	—	—	—	1,705
Other	—	430	125	—	—	555

Net cash used in investing activities	—	(34,383)	(1,819)	—	—	(36,202)

Cash flows from financing activities:
Repayment of long-term obligations including prepayment of penalties	(66,578)	(108,952)	—	—	—	(175,530)
Proceeds from issuance of long-term debt	—	170,000	—	—	—	170,000
Intercompany transfer of debt proceeds	78,863	(78,863)	—	—	—	—
Payment of deferred financing costs	—	(4,366)	—	—	—	(4,366)
Repayment of preferred stock	(173,773)	—	—	—	—	(173,773)
Proceeds from issuance of common stock	161,488	—	—	—	—	161,488
Net payments related to recapitalization	—	(2,137)	—	—	—	(2,137)

Net cash used in financing activities	—	(24,318)	—	—	—	(24,318)

Increase (decrease) in cash and equivalents	—	(4,699)	1,188	95	—	(3,416)
Cash and equivalents at beginning of year	—	8,165	2,073	281	—	10,519

Cash and equivalents at end of year	$—	$3,466	$3,261	$376	$—	$7,103

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000
(in thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:
Net income (loss)	$(8,411)	$(4,953)	$32,336	$3,840	$(31,223)	$(8,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(20,641)	(6,742)	(2,774)	—	30,157	—
Depreciation and amortization	697	1,542	15,833	806	—	18,878
Provision for uncollectable accounts	—	—	2,838	267	—	3,105
Amortization of debt discount and deferred financing costs	315	521	—	—	—	836
Extraordinary loss on early extinguishment of debt	4,504	—	—	—	—	4,504
Recapitalization costs	34,268	—	—	—	—	34,268
Non-cash compensation	—	56	499	—	—	555
Interest paid in kind on senior subordinated notes	4,306	—	—	—	—	4,306
Gain on sale of investments in VPI	(3,200)	—	—	—	—	(3,200)
Loss recognized on investment in Zoasis	—	5,000	—	—	—	5,000
Minority interest in income of subsidiaries	—	—	—	—	1,066	1,066
Distributions to minority interest partners	(1,031)	(369)	—	—	—	(1,400)
Increase in accounts receivable	—	—	(3,088)	(274)	—	(3,362)
Decrease (increase) in inventory, prepaid expense and other	(2,409)	2,688	1,837	(110)	—	2,006
Increase (decrease) in accounts payable and accrued liabilities	6,396	2,892	(3,431)	75	—	5,932
Increase in prepaid income taxes	(2,662)	(2,754)	—	—	—	(5,416)
Increase (decrease) in intercompany payable (receivable)	18,156	28,649	(42,354)	(4,451)	—	—
Increase in deferred taxes, net	—	1,387	—	—	—	1,387

Net cash provided by operating activities	30,288	27,917	1,696	153	—	60,054

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,478)	(5,705)	—	—	—	(18,183)
Property and equipment additions, net	(8,988)	(13,173)	(2,194)	—	—	(24,355)
Investments in marketable securities	(129,992)	—	—	—	—	(129,992)
Proceeds from sales or maturities of marketable securities	135,666	—	—	—	—	135,666
Payment for covenants not to compete	(15,630)	—	—	—	—	(15,630)
Net proceeds from sale of investment in VPI	8,200	—	—	—	—	8,200
Investment in Zoasis	(5,000)	—	—	—	—	(5,000)
Other	44	151	1,420	—	—	1,615

Net cash used in investing activities	(28,178)	(18,727)	(774)	—	—	(47,679)

Cash flows from financing activities:
Repayment of long-term obligations	(172,342)	(512)	—	—	—	(172,854)
Proceeds from the issuance of long-term debt	356,670	—	—	—	—	356,670
Payment of deferred financing costs	(13,958)	—	—	—	—	(13,958)
Proceeds from issuance of common stock under stock option plans	923	—	—	—	—	923
Proceeds from issuance of preferred stock	149,231	—	—	—	—	149,231
Proceeds from issuance of common stock	14,350	—	—	—	—	14,350
Proceeds from issuance of warrants	1,149	—	—	—	—	1,149
Repurchase of common stock	(314,508)	—	—	—	—	(314,508)
Purchase of treasury stock	(3,323)	—	—	—	—	(3,323)
Payments for recapitalization expense	(29,643)	(513)	—	—	—	(30,156)

Net cash used in financing activities	(11,451)	(1,025)	—	—	—	(12,476)

Increase (decrease) in cash and equivalents	(9,341)	8,165	922	153	—	(101)
Cash and equivalents at beginning of year	9,341	—	1,151	128	—	10,620

Cash and equivalents at end of year	$—	$8,165	$2,073	$281	$—	$10,519

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 1999
(in thousands)

			Non-
		Guarantor	Guarantor
	VCA	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:
Net income	$22,357	$26,724	$3,006	$(29,730)	$22,357
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(26,724)	(2,156)	—	28,880	—
Depreciation and amortization	1,757	14,069	637	—	16,463
Amortization of debt discount and deferred financing costs	241	—	—	—	241
Provision for uncollectible accounts	—	2,357	158	—	2,515
Minority interest in income of subsidiaries	—	—	—	850	850
Distributions to minority interest partners	(926)	—	—	—	(926)
Increase in accounts receivable	—	(5,215)	(320)	—	(5,535)
Increase in inventory, prepaid expense and other	(502)	(238)	(21)	—	(761)
Increase (decrease) in accounts payable and accrued liabilities	2,383	(3,752)	(14)	—	(1,383)
Decrease in prepaid income taxes	1,054	—	—	—	1,054
Increase (decrease) in intercompany payable (receivable)	33,933	(30,522)	(3,411)	—	—
Increase in deferred taxes, net	3,592	—	—	—	3,592

Net cash provided by operating activities	37,165	1,267	35	—	38,467

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,079)	—	—	—	(16,079)
Real estate acquired in connection with business acquisitions	(4,241)	—	—	—	(4,241)
Property and equipment additions, net	(19,806)	(1,997)	—	—	(21,803)
Investments in marketable securities	(58,258)	—	—	—	(58,258)
Proceeds from sales or maturities of marketable securities	86,410	—	—	—	86,410
Other	104	191	—	—	295

Net cash used in investing activities	(11,870)	(1,806)	—	—	(13,676)

Cash flows from financing activities:
Repayment of long-term obligations	(18,922)	—	—	—	(18,922)
Proceeds from issuance of common stock under stock option plans	535	—	—	—	535
Purchase of treasury shares	(4,761)	—	—	—	(4,761)

Net cash used in financing activities	(23,148)	—	—	—	(23,148)

Increase (decrease) in cash and equivalents	2,147	(539)	35	—	1,643
Cash and equivalents at beginning of year	7,194	1,690	93	—	8,977

Cash and equivalents at end of year	$9,341	$1,151	$128	$—	$10,620

17. Subsequent Events

     From January 1, 2002 through March 25, 2002, the Company has acquired two animal hospitals for an aggregate consideration (including acquisition costs) of $2.4 million, consisting of $2.1 million in cash, and the assumption of liabilities of $320,000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of VCA Antech, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of VCA Antech, Inc. and subsidiaries included on this annual report on Form 10-K and have issued our report thereon dated February 21, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Los Angeles, California
February 21, 2002

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2001, 2000 and 1999
(in thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at End
	Period	Expenses	Write-offs	Other (1)	of Period

Year ended December 31, 2001
Allowance for uncollectible accounts (2)	$4,173	$3,973	$(3,016)	$174	$5,304
Year ended December 31, 2000
Allowance for uncollectible accounts (2)	$7,432	$3,105	$(6,771)	$407	$4,173
Year ended December 31, 1999
Allowance for uncollectible accounts (2)	$6,532	$2,515	$(2,252)	$637	$7,432

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company will appear in the proxy statement for the 2002 annual meeting of stockholders and is incorporated herein by this reference. The proxy statement will be filed with the SEC within 120 days following December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 2002 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2002 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2002 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	FINANCIAL STATEMENTS — See Item 8 of this Form 10K annual report.

	(2)	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS — See Item 8 of this form 10K annual report.

	(3)	SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS — See Item 8 of this form 10K annual report.

	(4)	EXHIBITS — See Exhibit Index attached to this form 10K annual report.

(b)		REPORT ON FORM 8-K, filed February 22, 2002, reporting under Item 5, financial information for the fourth quarter and fiscal year ended December 31, 2001 and financial guidance for the quarter ending March 31, 2002.

(c)		EXHIBITS — See Exhibit Index attached to this form 10K annual report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, March 25, 2002.

By:	/s/

Its:	Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Assistant Secretary

     KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Antin and Tomas W. Fuller, or any one of them, his attorney-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and Chief Executive Officer	March 25, 2002

/s/ Arthur J. Antin	Director, Chief Operating Officer, Senior Vice President and Secretary	March 25, 2002

/s/ Tomas W. Fuller	Chief Financial Officer, Principal Accounting Officer, Vice President and Assistant Secretary	March 25, 2002

/s/ John. M. Baumer	Director	March 25, 2002

/s/ John G. Danhakl	Director	March 25, 2002

/s/ John Heil	Director	March 25, 2002

/s/ Melina Higgins	Director	March 25, 2002

/s/ Peter J. Nolan	Director	March 25, 2002

/s/ Frank Reddick	Director	March 25, 2002

*By: Attorney-in-Fact	Director

List of Exhibits

Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
4.1	Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
4.2	Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
4.3	Indenture, dated as of November 27, 2001, by and between Vicar Operating, Inc., the Guarantors (as defined therein), and Chase Manhattan Bank and Trust Company, National Association. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.
4.4	Indenture Agreement, dated as of September 20, 2000, by and between Registrant, Chase Manhattan Bank and Trust Company, National Association. Incorporated by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
4.5	First Amendment to Indenture Agreement, dated as of November 20, 2001, by and between Registrant, Chase Manhattan Bank and Trust Company, National Association.
4.6	Indenture Agreement, dated as of September 20, 2000, by and among Vicar Operating, Inc.,Chase Manhattan Bank and Trust Company, National Association, with VCA Antech, Inc. and its subsidiaries as Guarantors. Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
4.7	First Amendment to Indenture Agreement, dated as of November 20, 2001, by and among Vicar Operating, Inc., Chase Manhattan Bank and Trust Company, National Association, with VCA Antech, Inc. and its subsidiaries as Guarantors.
4.8	Consent & Waiver, dated as of November 20, 2001, by and among the Registrant, Vicar Operating, Inc. and its subsidiaries as Guarantors, Chase Manhattan Bank and Trust Company, National Association.
4.9	Credit and Guaranty Agreement, dated as of September 20, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
4.10	First Amendment to Credit and Guaranty Agreement, dated as of October 23, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent.
4.11	Second Amendment to Credit and Guaranty Agreement, dated as of November 16, 2001, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent.

Number	Exhibit Description

4.12	Exchange and Registration Rights Agreement, dated as of November 27, 2001, by and among Registrant, the Guarantors listed on Schedule 1 thereto, and Goldman, Sachs & Co. Incorporated by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.
4.13	Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1	Employment Agreement by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.
10.2	Employment Agreement by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.
10.3	Employment Agreement by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.
10.4	Employment Agreement by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.5	Non-Compete Agreement, dated as of September 20, 2000, by and between Registrant and Robert Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.6	Non-Compete Agreement, dated as of September 20, 2000, by and between Registrant and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.7	Non-Compete Agreement, dated as of September 20, 2000, by and between Registrant and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.8	Non-Compete Agreement, dated as of September 20, 2000, by and between Registrant and Neil Tauber. Incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.9	Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.10	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.11	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.12	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.13	Purchase Agreement, dated as of November 20, 2001, by and between Registrant, VCA Antech, Inc., and certain of its subsidiaries listed on Schedule 1 attached thereto as guarantors, on the one hand, and Goldman, Sachs & Co., on the other hand. Incorporated by reference to Exhibit 1.1 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

Number	Exhibit Description

10.14	Management Services Agreement, dated as of September 20, 2000, by and among Registrant, Vicar Operating, Inc. and Leonard Green and Partners, L.P. . Incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.15	Amended and Restated Agreement and Plan of Merger, dated as of August 11, 2000, by and among Registrant, VCA Antech, Inc. and Vicar Recap, Inc. . Incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
21.1	Subsidiaries of Registrant. Incorporated by reference to Exhibit 21.1 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of Attorney (included in signature page).
99.1	Confirm of Receipt of Assurances from Arthur Andersen LLP.