Form 10-K/A
period 2001-12-31
VCA ANTECH INC
filed 2002-04-30
CIK 817366

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

                         Commission file number 1-16783

                                VCA ANTECH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                            95-4097995
          (State or Other Jurisdiction               (I.R.S. Employer
       of Incorporation or Organization)           Identification Number)

          12401 WEST OLYMPIC BOULEVARD                   90064-1022
            LOS ANGELES, CALIFORNIA                      (Zip Code)
    (Address of Principal Executive Offices)

                                 (310) 571-6500
              (Registrant's Telephone Number, Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None.

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No   [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

At April 25, 2002, there were outstanding 36,736,081 shares of the Common Stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price ($13.90 per share) of the Registrant's Common Stock on the Nasdaq Stock Market's National Market, was $248.6 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by these persons that they are affiliates of registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons serve as our directors:

DIRECTORS                    AGE               PRESENT POSITION
---------                    ---               ----------------
Robert L. Antin............. 52    Chairman of the Board of Directors
Arthur J. Antin............. 55    Director
John M. Baumer.............. 33    Director
John G. Danhakl............. 45    Director
John Heil................... 48    Director
Melina Higgins.............. 34    Director
Peter J. Nolan.............. 43    Director
Frank Reddick............... 49    Director

The following persons serve as our executive officers and key employees:

EXECUTIVE OFFICERS           AGE              PRESENT POSITION
------------------           ---              ----------------
Robert L. Antin              52     President and Chief Executive Officer
Arthur J. Antin              55     Chief Operating Officer, Senior Vice
                                       President and Secretary
Neil Tauber                  51     Senior Vice President of Development
Tomas W. Fuller              44     Chief Financial Officer, Vice President and
                                       Assistant Secretary
Dawn R. Olsen                43     Vice President, Controller

Our executive officers are appointed by and serve at the discretion of our board of directors. Robert L. Antin and Arthur J. Antin are brothers. There are no other family relationships between any director and/or any executive officer.

ROBERT L. ANTIN, one of our founders, has served as our Chief Executive Officer, President and Chairman since our inception in 1986. From September 1983 until our founding, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was employed as an officer by American Medical International, Inc., an owner and operator of health care facilities. While at American Medical International, Inc., Mr. Antin initially served as Director of Marketing of Professional Hospital Services, then as Director of New Business Development responsible for non-hospital related acquisitions and development, and then as a Vice President of American Medical International, Inc. and President of AMI Ambulatory Center, Inc., a subsidiary of American Medical International, Inc. operating a chain of ambulatory care centers. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University.

ARTHUR J. ANTIN, one of our founders, has served as our Chief Operating Officer, Senior Vice President, Secretary and director since our inception. From October 1983 to September 1986, Mr. Antin served as Director of Marketing/Investor Relations of AlternaCare Corp. At AlternaCare Corp., Mr. Antin developed and implemented marketing strategies for a network of outpatient surgical centers. Mr. Antin received an MA in Community Health from New York University.

JOHN M. BAUMER has served as one of our directors since September 2000. Mr. Baumer is a partner in Leonard Green & Partners, where he has been employed since May 1999. Prior to joining Leonard Green & Partners, he served as a Vice President in the Corporate Finance Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ in Los Angeles. Prior to joining DLJ in 1995, Mr. Baumer worked at Fidelity Investments and Arthur Andersen. Mr. Baumer currently serves on the boards of directors of Intercontinental Art, Inc. and Petco Animal Supplies, Inc. Mr. Baumer is a 1990 graduate of the University of Notre Dame. He received his MBA from the Wharton School at the University of Pennsylvania.

JOHN G. DANHAKL has served as one of our directors since September 2000. Mr. Danhakl is a partner of Leonard Green & Partners. Prior to becoming a partner at Leonard Green & Partners in 1995, Mr. Danhakl was a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl presently serves on the boards of directors of The Arden Group, Inc., Big 5 Holding Corp., Communications & Power Industries, Inc., TwinLab Corporation, Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., Leslie's Poolmart, Inc. and Petco Animal Supplies, Inc., and on the board of managers of AsianMedia Group LLC. Mr. Danhakl is a graduate of the University of California at Berkeley. He received his MBA from the Harvard Business School.

JOHN HEIL has served as one of our directors since February 2002 and previously served as a director from May 1995 to September 2000. Mr. Heil currently serves as President and Chief Executive Officer of United Pet Group, Inc., a holding company backed by TA Associates, a Boston-based private equity investor with over $5.5 billion of capital under management, and Friend Skoler & Company. Prior to joining United Pet Group, Mr. Heil spent twenty-four years with the H.
J. Heinz Company in various general management and sales/marketing positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet Foods and Vice President Sales/Marketing of StarKist Seafood. Mr. Heil holds a BA degree in economics from Lycoming College.

MELINA HIGGINS has served as one of our directors since September 2000. Ms. Higgins is a managing director of Goldman, Sachs & Co. Ms. Higgins has been with Goldman Sachs for over ten years and has been working with Goldman Sachs mezzanine funds since their inception in 1996. Ms. Higgins presently serves as a director on the boards of directors of Kranson Industries, Inc. and Western Nonwovens Inc. Ms. Higgins holds an MBA from Harvard Business School and a BA from Colgate University.

PETER J. NOLAN has served as one of our directors since September 2000. Mr. Nolan became a partner of Leonard Green & Partners in April 1997. Mr. Nolan previously served as Managing Director and Co-Head of DLJ's Los Angeles Investment Banking Division since 1990. Prior to that, Mr. Nolan had been a First Vice President in corporate finance at Drexel Burnham Lambert since 1986. Before 1986, Mr. Nolan was a Vice President at Prudential Securities, Inc. where he had worked from 1982 to 1986, after working as an Associate at the Manufacturers Hanover Trust. He presently serves on the boards of directors of Liberty Group Publishing, Inc., Contractors Source, Inc., White Cap Industries, Inc., AsianMedia Group LLC, and M2 Automotive. Mr. Nolan is a graduate of Cornell University with a BS in Agricultural Economics and Finance. He received his MBA from Cornell University.

FRANK REDDICK has served as one of our directors since February 2002. Mr. Reddick is a member of the California Bar and a partner in the Los Angeles office of Akin, Gump, Strauss, Hauer & Feld, L.L.P., where he has served as chair of the Los Angeles corporate practice group since January 2001. Before joining Akin, Gump, Strauss, Hauer & Feld, L.L.P., Mr. Reddick served as chair of the corporate practice group and managing partner of the Los Angeles-based law firm of Troop Steuber Pasich Reddick & Tobey, L.L.P. Mr. Reddick is principally engaged in the practice of corporate and securities law, with a concentration on corporate finance, mergers and acquisitions, joint ventures and other strategic alliances. Mr. Reddick holds a JD from the University of California, Hastings College of the Law.

NEIL TAUBER, one of our founders, has served as our Senior Vice President of Development since our inception. From 1984 to 1986, Mr. Tauber served as the Director of Corporate Development at AlternaCare. At AlternaCare, Mr. Tauber was responsible for the acquisition of new businesses and syndication to hospitals and physician groups. From 1981 to 1984, Mr. Tauber served as Chief Operating Officer of MDM Services, a wholly owned subsidiary of Mediq, a publicly held health care company, where he was responsible for operating and developing a network of retail dental centers and industrial medical clinics. Mr. Tauber holds an MBA from Wagner College.

TOMAS W. FULLER joined us in January 1988 and served as Vice President and Controller until November 1990 when he became Chief Financial Officer. From 1980 to 1987, Mr. Fuller worked at Arthur Andersen LLP, the last two years of which he served as audit manager. Mr. Fuller received his BA in business/economics from the University of California at Los Angeles.

DAWN R. OLSEN joined us in January 1997 as Vice President, Controller. From April 1996 to December 1996, Ms. Olsen worked as an independent consultant at the Rand Corporation. From November 1993 to March 1996, Ms. Olsen served as Senior Vice President, Controller of Optel, Inc., a privately held telecommunications company. From 1987 to 1993, Ms. Olsen served as Assistant Controller and later as Vice President, Controller of Qintex Entertainment, Inc., a publicly held television film distribution and production company. From 1981 to 1987, Ms. Olsen worked at Arthur Andersen LLP, the last year of which she served as audit manager. Ms. Olsen is a certified public accountant and received her BS in business/accounting from California State University, Northridge.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2001, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31 indicated below.

                                                                                                    LONG TERM
                                                                                                   COMPENSATION;
                                                                                                      AWARDS;
                                                                     ANNUAL                         SECURITIES
                                                                  COMPENSATION      OTHER ANNUAL    UNDERLYING
                                                                 --------------     COMPENSATION    OPTIONS/SARS     ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR     SALARY         BONUS               (1)            (#)(2)      COMPENSATION
                                            ------  ----------   --------------     ------------   -------------    ------------
Robert L. Antin (3)......................    2001   $ 469,354    $  425,000           $2,377               --       $   580,000(4)
   Chairman of the Board, President          2000     364,000            --            2,377           15,000         7,014,300(5)
   And Chief Executive Officer               1999     358,077       286,816(6)         1,921               --                --

Arthur J. Antin (3)......................    2001     397,308       325,000            2,543               --           108,000(4)
   Chief Operating Officer, Senior           2000     260,000            --            2,543           32,845         4,545,225(5)
   Vice President and Secretary              1999     255,769       182,108(6)         1,954               --                --

Neil Tauber (3)..........................    2001     247,031            --               --               --                --
   Senior Vice President of                  2000     197,000            --            2,163           30,000         2,863,950(5)
   Development                               1999     194,385       121,102(6)         1,955               --                --

Tomas W. Fuller (3)......................    2001     234,081       225,000            1,815               --                --
   Chief Financial Officer, Vice             2000     187,200            --            1,815           20,000         2,948,750(5)
   President and Assistant Secretary         1999     184,154       114,729(6)         1,921               --                --

Dawn R. Olsen............................    2001     157,060        65,000               --               --                --
   Vice President and                        2000     141,000        35,000               --           42,995                --
   Controller                                1999     130,808         9,773(6)            --               --                --

----------
(1)  Represents amounts paid as automobile allowance.

(2) All numbers reflect the number of shares of our common stock subject to options granted during the fiscal year.

(3) For a description of the employment agreement between us and each officer, see "Employment and Severance Agreements" below.

(4) Consists of amounts owed to us and discharged in connection with our recapitalization in September 2000.

(5) Consists of amounts paid to these officers in connection with our recapitalization in September 2000, which includes amounts paid under then existing employment agreements and in consideration of executing non-competition agreements.

(6) Reflects the fair market value on January 20, 2000, of restricted stock bonus awards granted in January 2000 for services rendered during the fiscal year ended December 31, 1999.

                          OPTION GRANTS IN FISCAL 2001

We did not grant options to any Named Executive Officer in fiscal 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options to purchase shares of our common stock during the fiscal year ended December 31, 2001, the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based on the last reported sales price of our common stock on the Nasdaq Stock Market's National Market on December 31, 2001 ($12.12 per share).

                                                           NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                              SHARES                      UNDERLYING UNEXERCISED            IN-THE-MONEY
                             ACQUIRED                         OPTIONS/SARS                 OPTIONS/SARS AT
                               UPON        VALUE           FISCAL YEAR END (#)           FISCAL YEAR END ($)
                             EXERCISE     REALIZED      --------------------------   --------------------------
NAME                            (#)          ($)        EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
-------------------------    ---------    --------      -----------  -------------   -----------  -------------
Robert L. Antin..........       --           --            1,875         13,125       $  20,850     $ 145,950
Arthur J. Antin..........       --           --            4,106         28,739          45,655       319,582
Neil Tauber..............       --           --            3,750         26,250          41,700       291,900
Tomas W. Fuller..........       --           --            2,500         17,500          27,800       194,600
Dawn R. Olsen............       --           --               --         23,000              --       255,760

DIRECTORS' COMPENSATION

We pay our non-employee directors $1,000 for each board meeting or committee meeting that is not held on the same day as a Board meeting, attended in person or telephonically, including reimbursement for out-of-pocket expenses incurred in attending. In addition, non-employee directors each receive an annual automatic grant of ten-year options to purchase, at the fair market value of the common stock on the date of grant, 5,000 shares of common stock.

EMPLOYMENT AND SEVERANCE AGREEMENTS

We have employment agreements with Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller.

ROBERT L. ANTIN. Mr. Antin's employment agreement, dated as of November 27, 2001, provides for Mr. Antin to serve as our Chairman of the Board, Chief Executive Officer and President for a term five years from any given date, such that there shall always be a minimum of at least five years remaining under his employment agreement. The employment agreement provides for Mr. Antin to receive an annual base salary of $520,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the compensation committee. Mr. Antin also is entitled to specified perquisites.

If Mr. Antin's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Antin's estate his remaining base salary during the remaining scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Antin's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Antin), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Antin terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Antin terminates automatically, we will pay

Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement and an amount based on his past bonuses, accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Antin may exercise his options immediately upon termination and thereafter during the term of the option.

If Mr. Antin terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Antin is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Antin upon termination qualify as "excess parachute payments" under the Internal Revenue Code, Mr. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

ARTHUR J. ANTIN. Mr. Antin's employment agreement, dated as of November 27, 2001, provides for Mr. Antin to serve as our Chief Operating Officer, Senior Vice President and Secretary for a term equal to three years from any given date, such that there shall always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Mr. Antin to receive an annual base salary of $416,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the compensation committee. Mr. Antin also is entitled to specified perquisites.

If Mr. Antin's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Antin's estate his remaining base salary during the remaining scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Antin's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Antin), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Antin terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Antin terminates automatically, we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement and an amount based on his past bonuses, accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Antin may exercise his options immediately upon termination and thereafter during the full term of the option.

If Mr. Antin terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Antin is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Antin upon termination qualify as "excess parachute payments" under the Internal Revenue Code, Mr. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

NEIL TAUBER. Mr. Tauber's employment agreement, dated as of September 20, 2000, provides for Mr. Tauber to serve as our Senior Vice President for a term of three years. The employment agreement provides for Mr. Tauber to receive an annual base salary and additional compensation of not less than $248,000, subject to annual increase based on the Consumer Price Index for Los Angeles County, and to participate in a bonus plan based on annual performance standards to be established by the board of directors.

If Mr. Tauber's employment is terminated due to his death or disability, the employment agreement provides that we will pay Mr. Tauber or his estate, as applicable, the amount he would have earned as base salary during the 12 months following the termination date (reduced by any amounts paid under any life insurance policy or long-term disability insurance policy, as applicable, maintained by us for the benefit of Mr. Tauber), accelerate the vesting of his options and continue to provide specified benefits for the 12 months following the termination date. In these circumstances, Mr. Tauber may exercise his options during the remainder of their term.

If Mr. Tauber terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Tauber terminates automatically, we will pay Mr. Tauber the amount he would have earned as base salary during the 12 months following the termination date (or a lesser amount if Mr. Tauber is terminated by us without cause and he had not completed 15 months of consecutive service), an amount based on his past bonuses, accelerate the vesting of his options and continue to provide specified benefits for the 12 months following the termination date. In these circumstances, Mr. Tauber may exercise his options during the full term of the option.

Mr. Tauber may terminate his employment with us at any time in which event he is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Tauber upon termination qualify as "excess parachute payments" under the Internal Revenue Code, Mr. Tauber also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

TOMAS W. FULLER. Mr. Fuller's employment agreement dated as of November 27, 2001, provides for Mr. Fuller to serve as our Chief Financial Officer, Vice President and Assistant Secretary for a term equal to two years from any given date, such that there shall always be a minimum of at least two years remaining under his employment agreement. The employment agreement provides for Mr. Fuller to receive an annual base salary of not less than $244,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the compensation committee.

If Mr. Fuller's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Fuller's estate his remaining base salary during the remaining scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Fuller's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Fuller his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Fuller), accelerate the vesting of his options and the continuation of specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Fuller terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Fuller terminates automatically, we will pay Mr. Fuller his remaining base salary during the remaining scheduled term of the employment agreement and an amount based on his past bonuses, accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Fuller may exercise his options immediately upon termination and thereafter for the full term of the option.

If Mr. Fuller terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Fuller is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Fuller upon termination qualify as "excess parachute payments" under the Internal Revenue Code, Mr. Fuller also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

In the event of a change of control and at our request, each of Messrs. Robert
L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller is obligated to continue to serve under his employment agreement for a period of up to 180 days following the termination date at his then-current base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2001, no current executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of VCA's common stock as of March 31, 2002, by:

     o    each of the directors of the company and VCA;

     o    each of the executive officers of the company and VCA;

     o all directors and executive officers of the company and VCA as a group; and

     o all other stockholders known by us to beneficially own more than 5% of the outstanding common stock of VCA.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date as of which this information is provided, and not subject to repurchase as of that date, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 36,736,081 shares of common stock outstanding on March 31, 2002. Unless otherwise indicated, the address for each of the stockholders listed below is c/o VCA Antech, Inc., 12401 West Olympic Boulevard, Los Angeles, California 90064.


                                                         NUMBER OF SHARES OF
                                                             COMMON STOCK         PERCENT OF COMMON
                                                          BENEFICIALLY OWNED      STOCK OUTSTANDING
                                                         --------------------     -----------------
Green Equity Investors III, L.P. (1) (2).................       10,508,128               28.6%
Leonard Green & Partners, L.P. entities (2) (3)..........        3,718,306               10.1
VCA Co-Investment Fund I, LLC (1) (2)....................        2,109,678                5.7
Robert L. Antin (4)......................................        1,851,380                5.0
Arthur J. Antin (5)......................................          410,953                1.1
Tomas W. Fuller (6)......................................          206,677                  *
Neil Tauber (7)..........................................           59,995                  *
Dawn R. Olsen............................................           19,995                  *
John M. Baumer (8).......................................       16,336,112               44.5
John G. Danhakl (8)......................................       16,336,112               44.5
John A. Heil.............................................               --                  *
Melina Higgins...........................................               --                  *
Peter J. Nolan (8).......................................       16,336,112               44.5
Frank Reddick............................................               --                  *
All directors and executive officers as a group
   (11 persons) (9)......................................       18,885,112               51.4

*    Indicates less than one percent.
-----------------------

(1) Green Equity Investors III, L.P. and VCA Co. Investment Fund I, LLC are managed by Leonard Green & Partners, L.P.

(2) The address of Leonard Green & Partners, L.P. is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.




(3) Includes: (a) 949,355 shares of common stock held by VCA Co-Investment Fund II, LLC, (b) 949,355 shares of common stock held by VCA Co-Investment Fund III, LLC, (c) 527,419 shares of common stock held by VCA Co-Investment Fund IV, LLC, (d) 527,419 shares of common stock held by VCA Co-Investment Fund V, LLC, (e) 210,968 shares of common stock held by VCA Co-Investment Fund VI, LLC, (f) 527,419 shares of common stock held by VCA Co-Investment Fund VII, LLC, and (g) 26,371 shares of common stock held by VCA Co-Investment Fund VIII, LLC. Each VCA Co-Investment Fund LLC is managed by Leonard Green & Partners, L.P.

(4) Includes: (a) 250,000 shares held by family trusts established for the benefit of Mr. Antin's family; (b) 60,000 shares held by Mr. Robert Antin's minor children; and (c) 5,000 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2002.

(5) Includes 10,948 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2002.

(6) Includes 6,667 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2002.

(7) Includes 10,000 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2002.

(8) Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners, L.P. As such, Messrs. Baumer, Danhakl and Nolan may be deemed to have shared voting and investment power with respect to all shares held by Leonard Green & Partners, L.P. These individuals disclaim beneficial ownership of the securities held by Leonard Green & Partners, L.P., except to the extent of their respective pecuniary interests therein.

(9) Includes 32,615 shares of common stock reserved for issuance upon exercise of options and are or will be exercisable on or before May 30, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed in this amendment to our annual report on Form 10K/A, neither our directors or senior officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2001, or which is presently proposed.

See "Employment and Severance Agreements" for a summary of employment agreements with certain of our executive officers.

MANAGEMENT SERVICES AGREEMENT

On September 20, 2000, we entered into a 10-year management services agreement with Leonard Green & Partners. The agreement was terminated on November 27, 2001. The agreement provided that Leonard Green & Partners would provide general investment-banking services, management, consulting and financial planning services and transaction-related financial advisory and investment banking services to us and our subsidiaries. We paid a one-time structuring fee of $7.5 million to Leonard Green & Partners in September 2000 under the agreement. Leonard Green & Partners received an annual fee of $2.5 million as compensation for the general services and normal and customary fees for transaction-related services. If the group of investors led by Leonard Green & Partners had invested any additional capital pursuant to the agreement, this annual fee would have increased by 1.6% of the amount of the additional investment. We also agreed to indemnify Leonard Green & Partners and the other investors for any losses and liabilities arising out of the agreement. In 2001 and 2000, we paid management fees in an aggregate amount of $2.3 million and $620,000. In connection with the termination of this agreement, we paid Leonard Green & Partners $8.0 million.

INVESTMENT IN ZOASIS.COM

During the year ended December 31, 2000, VCA made a $5.0 million investment in Zoasis.com, an internet start-up company, majority owned by Robert Antin, our Chief Executive Officer and Chairman of the Board. During the years ended December 31, 2001 and 2000, we incurred $709,000 and $81,000 of marketing expense for services provided by Zoasis, respectively. In December 2000, the company determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of its investment in Zoasis. The pricing of these services is comparable to what we have paid third parties for the same services.

REDEMPTION OF PREFERRED STOCK AND REPAYMENT OF SENIOR NOTES AND SENIOR SUBORDINATED NOTES

We used the aggregate proceeds from our initial public offering and the concurrent issuance of senior subordinated notes by our subsidiary, together with cash on hand, to:

     o    repay $100.0 million of borrowings under our senior credit facility;

     o repay $59.1 million of the outstanding principal amount of our 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest;

     o repay $5.0 million of outstanding principal amount of our subsidiary's 13.5% senior subordinated notes due 2010 , at a redemption price of 110%, plus accrued and unpaid interest;

     o redeem all of our outstanding series A and series B redeemable preferred stock for $173.8 million.

Affiliates of Leonard Green & Partners owned 2,826,000 shares of our 14% series A redeemable preferred stock and 2,800,000 shares of our 12% series B redeemable preferred stock. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is one of our directors and a partner of Leonard Green & Partners. Affiliates of Goldman, Sachs & Co. owned 122,123 shares of our 14% series A redeemable preferred stock and 121,000 shares of our 12% series B redeemable preferred stock and held approximately $82.5 million aggregate principal amount of our senior notes and approximately $14.2 million aggregate principal amount of our senior subordinated notes. Goldman Sachs held warrants to purchase 814,575 shares of our common stock which were exercised immediately prior to our initial public offering at an exercise price of $0.0007 per share. An affiliate of Goldman, Sachs & Co. was the syndication agent and a lender under our senior credit facility. Melina Higgins is one of our directors and a managing director of Goldman, Sachs & Co.

PURCHASE OF COMMON STOCK IN VCA'S INITIAL PUBLIC OFFERING

Affiliates of Leonard Green & Partners purchased 2,000,000 shares of common stock in our initial public offering at the initial public offering price of $10.00 per share. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is one of our directors and a partner of Leonard Green & Partners. These shares are subject to lock-up agreements under which these affiliates of Leonard Green & Partners agree not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

Robert L. Antin, our Chairman, Chief Executive Officer and President, purchased in our initial public offering 40,000 of the 725,000 shares of the common stock reserved by the underwriters of our initial public offering for sale to employees and other persons associated with us.

RELATED PARTY VENDORS

Patricia Antin, wife of our Chief Operating Officer Arthur Antin, is an independent sales representative for Citi Print and Westpro Graphics, both local printing companies. We use these companies' services to print forms and marketing materials for our hospitals nationwide. Transactions are based on arms-length market prices and we have no, nor have we ever had, any contractual obligation binding us to their services. We paid Citi Print $345,000, $321,000 and $339,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We paid Westpro Graphics $7,000, $17,000 and $106,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

RELATED PARTY DIRECTOR

The law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. currently provides, and provided during fiscal year 2001, legal services to us. Frank Reddick, who joined us as a director in February 2002, is a partner in the Los Angeles office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

We believe, based on our reasonable judgement, but without further investigation, that the terms of each of the foregoing transactions or arrangements between us on one hand and our affiliates, officers, directors or stockholders which were parties to the transactions on the other hand, were, on an overall basis, at least as favorable to us as could then have been obtained from unrelated parties.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on today's date, April 30, 2002.

                           By:    /S/ TOMAS W. FULLER
                                  ----------------------------------------
                                  Tomas W. Fuller
                           Its:   Chief Financial Officer, Principal
                                  Accounting Officer, Vice President and
                                  Assistant Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                               DATE

*                                     Chairman of the Board, President and Chief
----------------------------          Executive Officer                             April 30, 2002
Robert L. Antin

*                                     Director, Chief Operating Officer, Senior
----------------------------          Vice President and Secretary                  April 30, 2002
Arthur J. Antin


/S/ TOMAS W. FULLER                   Chief Financial Officer, Principal
-----------------------------         Accounting Officer, Vice President and
Tomas W. Fuller                       Assistant Secretary                           April 30, 2002

*
----------------------------
John. M. Baumer                       Director                                      April 30, 2002

*
----------------------------
John G. Danhakl                       Director                                      April 30, 2002

*
----------------------------
John Heil                             Director                                      April 30, 2002

*
----------------------------
Melina Higgins                        Director                                      April 30, 2002

*
----------------------------
Peter J. Nolan                        Director                                      April 30, 2002

*
----------------------------
Frank Reddick                         Director                                      April 30, 2002


*BY: /S/ TOMAS W. FULLER
----------------------------
Attorney-in-Fact                      Director                                      April 30, 2002