Form 10-Q
period 2002-03-31
VCA ANTECH INC
filed 2002-05-15
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16783

VCA ANTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4097995 (I.R.S. Employer Identification No.)

12401 West Olympic Boulevard
Los Angeles, California 90064-1022
(Address of principal executive offices)

(310) 571-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   No .

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date: Common stock, $0.001 par value 36,736,081 shares as of May 10, 2002.

VCA ANTECH, INC.
FORM 10-Q
MARCH 31, 2002

		Page Number

Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed, Consolidated Balance Sheets as of March 31, 2002 and

	December 31, 2001 (Unaudited)	3

	Condensed, Consolidated Statements of Operations for the Three Months

	Ended March 31, 2002 and 2001 (Unaudited)	4

	Condensed, Consolidated Statements of Cash Flows for the Three Months

	Ended March 31, 2002 and 2001 (Unaudited)	5

	Notes to Condensed, Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and

	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Part II.	Other Information

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities	36

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K	37

	Signature	38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$17,854	$7,103

Trade accounts receivable, less allowance for uncollectible accounts of $5,323 and $5,241 at March 31, 2002 and December 31, 2001, respectively	21,547	18,036

Inventory, prepaid expense and other	7,124	6,879

Deferred income taxes	7,364	7,364

Prepaid income taxes	—	2,782

Total current assets	53,889	42,164

Property and equipment, net	89,868	89,244

Other assets:

Goodwill, net	319,367	317,262

Covenants not to compete, net	4,560	4,827

Deferred financing costs, net	10,913	11,380

Other assets	3,981	3,644

Total assets	$482,578	$468,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term obligations	$5,250	$5,159

Accounts payable	7,877	7,313

Accrued payroll and related liabilities	13,000	11,717

Accrued interest	6,964	2,254

Income taxes payable	1,663	—

Other accrued liabilities	14,911	16,351

Total current liabilities	49,665	42,794

Long-term obligations, less current portion	380,350	379,173

Deferred income taxes	1,684	1,684

Minority interest	5,124	5,106

Total liabilities	436,823	428,757

Stockholders’ equity:

Common stock, par value $0.001, 75,000 shares authorized, 36,736 shares outstanding as of March 31, 2002 and December 31, 2001	37	37

Additional paid-in capital	188,840	188,840

Accumulated deficit	(140,959)	(146,594)

Accumulated comprehensive loss—unrealized loss on investment	(1,488)	(1,855)

Notes receivable from stockholders	(675)	(664)

Total stockholders’ equity	45,755	39,764

Total liabilities and stockholders’ equity	$482,578	$468,521

The accompanying notes are an integral part of these condensed, consolidated balance sheets.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)

	2002	2001

Revenue	$104,695	$95,680

Direct costs (includes non-cash compensation of $565 for the period ended March 31, 2001; excludes operating depreciation of $2,246 and $1,995 for the periods ended March 31, 2002 and 2001, respectively)	72,588	69,462

	32,107	26,218

Selling, general and administrative (includes non-cash compensation of $2,479 for the period ended March 31, 2001)	8,622	10,558

Depreciation and amortization	3,163	6,254

Loss on sale of assets	—	143

Operating income	20,322	9,263

Net interest expense	9,989	11,153

Other income	93	—

Minority interest in income of subsidiaries	402	275

Income (loss) before provision for income taxes	10,024	(2,165)

Provision for income taxes	4,389	824

Net income (loss)	$5,635	$(2,989)

Increase in carrying amount of redeemable preferred stock	—	5,028

Net income (loss) available to common stockholders	$5,635	$(8,017)

Basic earnings (loss) per common share	$0.15	$(0.46)

Diluted earnings (loss) per common share	$0.15	$(0.46)

Shares used for computing basic earnings (loss) per share	36,736	17,524

Shares used for computing diluted earnings (loss) per share	37,081	17,524

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)

	2002	2001

Cash flows from operating activities:

Net income (loss)	$5,635	$(2,989)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	3,163	6,254

Amortization of deferred financing costs and debt discount	457	531

Provision for uncollectible accounts	620	554

Non-cash compensation	—	3,044

Interest paid in kind on senior subordinated notes	2,168	3,875

Loss on sale of assets	—	143

Minority interest in income of subsidiaries	402	275

Distributions to minority interest partners	(384)	(338)

Increase in accounts receivable	(4,119)	(3,280)

Decrease (increase) in inventory, prepaid expense and other assets	(230)	341

Increase in accounts payable and accrued liabilities	3,021	3,325

Increase (decrease) in accrued interest	4,710	(1,442)

Decrease in prepaid income taxes	2,782	664

Increase in income taxes payable	1,663	—

Net cash provided by operating activities	19,888	10,957

Cash flows from investing activities:

Business acquisitions, net of cash acquired	(3,011)	(10,728)

Real estate acquired in connection with business acquisitions	—	(475)

Property and equipment additions, net	(3,168)	(2,302)

Proceeds from sale of assets	—	370

Other	(23)	(939)

Net cash used in investing activities	(6,202)	(14,074)

Cash flows from financing activities:

Repayment of long-term obligations	(1,253)	(1,814)

Payment of deferred financing costs and recapitalization	(1,682)	(1,169)

Net cash used in financing activities	(2,935)	(2,983)

Increase (decrease) in cash and cash equivalents	10,751	(6,100)

Cash and cash equivalents at beginning of period	7,103	10,519

Cash and cash equivalents at end of period	$17,854	$4,419

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

(1)	General

         The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2001 Annual Report on Form 10-K.

(2)	Acquisitions

         During the first quarter of 2002, the Company purchased three animal hospitals, for an aggregate consideration (including acquisition costs) of $2.5 million, consisting of $2.2 million in cash and the assumption of liabilities totaling $300,000. The $2.5 million aggregate purchase price was allocated as follows: $64,000 to tangible assets, $2.1 million to goodwill and $300,000 to other intangible assets.

(3)	Calculation of Per Share Amounts

         Below is a reconciliation of the income (loss) and shares used in the computations of the basic and diluted earnings (loss) per share (“EPS”) (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$5,635	$(2,989)

Increase in carrying amount of redeemable preferred stock	—	(5,028)

Income (loss) available to common shareholders (basic and diluted)	$5,635	$(8,017)

Weighted average common shares outstanding:

Basic	36,736	17,524

Effect of dilutive common shares:

Stock options	345	—

Diluted	37,081	17,524

Earnings (loss) per share:

Basic	$0.15	$(0.46)

Diluted	$0.15	$(0.46)

         For the three months ended March 31, 2001, the effect of anti-dilutive common shares of 1,150,000 and 489,000 from outstanding warrants and stock options, respectively, have been excluded from EPS calculations.

(4)	Comprehensive Income (Loss)

         Below is a calculation of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$5,635	$(2,989)

Cumulative effect of change to new accounting principle	—	(525)

Unrealized gain on hedging instruments	460	—

Less portion of unrealized gain recognized in net income	(93)	—

Net comprehensive income (loss)	$6,002	$(3,514)

         All gains on hedging instruments are the result of an interest rate collar agreement. See footnote (7), “Derivatives” for additional information. By the end of the agreement, these unrealized gains will offset against unrealized losses recognized in prior periods and will in aggregate net to zero. Accordingly, there has been no income tax benefit or expense relating to these unrealized gains and losses recognized in the Company’s net income (loss) or comprehensive income (loss).

(5)	Lines of Business

         During the three months ended March 31, 2002 and 2001, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail products. Corporate provides selling, general and administrative support for the other segments and recognizes revenue associated with consulting agreements.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the 2001 Annual Report on Form 10-K. The Company evaluates performance of segments based on profit or loss before income taxes, interest income, interest expense and minority interest, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

         Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended March 31, 2002

Revenue	$37,657	$68,644	$500	$(2,106)	$104,695

Operating income (loss)	12,725	10,697	(3,100)	—	20,322

Depreciation/amortization expense	697	2,136	330	—	3,163

Capital expenditures	605	2,137	426	—	3,168

Three Months Ended March 31, 2001

Revenue	$32,677	$64,354	$500	$(1,851)	$95,680

Operating income (loss)	7,920	6,511	(5,168)	—	9,263

Depreciation/amortization expense	1,161	3,494	1,599	—	6,254

Capital expenditures	464	1,378	460	—	2,302

At March 31, 2002

Identifiable assets	112,485	325,645	44,448	—	482,578

At December 31, 2001

Identifiable assets	110,466	322,657	35,398	—	468,521

         Below is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes as reported on the condensed, consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Total segment operating income after eliminations	$20,322	$9,263

Net interest expense	(9,989)	(11,153)

Other income	93	—

Minority interest in income of subsidiaries	(402)	(275)

Income (loss) before provision for income taxes	$10,024	$(2,165)

(6)	Other Income

         For the three months ended March 31, 2002, the Company recognized a non-cash gain of $93,000 for changes in the time value of a collar agreement. See footnote (7), “Derivatives”, for additional information.

(7)	Derivatives

         As a requirement of the Company’s senior debt obligations, the Company entered into an arrangement to hedge interest rate exposure for a minimum notional amount of $62.0 million and a minimum term of two years. On November 13, 2000, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, (the “Collar Agreement”). The Collar Agreement is based on the London interbank offer rate (“LIBOR”), which resets monthly, and has a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. During the three months ended March 31, 2002 and 2001, the Company made payments under this agreement amounting to $615,000 and $39,000, respectively, resulting from LIBOR rates being below the floor interest rate of 5.9%. These payments have been reported as part of interest expense.

         The Collar Agreement is accounted for as a cash flow hedge with its market value reported as a liability in the balance sheet. This liability decreased approximately $460,000 to $1.5 million at March 31, 2002 from $2.0 million at December 31, 2001. Of this decrease, $367,000 has been recognized in comprehensive income and the other $93,000 has been recognized in other income. The valuation of the collar agreement is determined by Wells Fargo Bank. As the result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 133 in 2001, the Company recorded a cumulative adjustment to other comprehensive income of approximately $525,000 during the three months ended March 31, 2001.

         With the exception of the Collar Agreement, management does not intend to enter into derivative contracts in the future.

(8)	Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

         The Company adopted SFAS No. 142 on January 1, 2002. As of March 31, 2002 the Company’s goodwill balance was $319.4 million and for the three months ended March 31, 2001 the Company recorded $2.3 million in goodwill amortization. Because of the adoption of SFAS No. 142 there was no amortization of goodwill for the three months ended March 31, 2002. The Company will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the two-step process by June 30, 2002. The

Company has not yet determined the amount of the potential impairment loss, if any. Any impairment recognized in association with the adoption of SFAS No. 142 will be accounted for as a cumulative adjustment for a change in accounting principle.

         The following table presents net income (loss) and earnings (loss) per share as if SFAS No. 142 had been adopted as of January 1, 2001:

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$5,635	$(2,989)

Add back goodwill amortization, net of tax	—	1,710

Adjusted net income (loss)	$5,635	$(1,279)

Basic earnings (loss) per share:

Reported net income (loss)	$0.15	$(0.46)

Goodwill amortization, net of tax	—	0.10

Adjusted net income (loss)	$0.15	$(0.36)

Diluted earnings (loss) per share:

Reported net income (loss)	$0.15	$(0.46)

Goodwill amortization, net of tax	—	0.10

Adjusted net income (loss)	$0.15	$(0.36)

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS No. 144 effective January 1, 2002.

(9)	Reclassifications

         Certain 2001 balances have been reclassified to conform to the 2002 financial statement presentation.

(10)	Commitments and Contingencies

         The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company operates 55 animal hospitals in 11 states with these laws. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

         The Company currently is a party to a lawsuit in the State of Ohio in which that state has alleged that the management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining the Company from operating in the State of Ohio in a manner that is in violation of the state statute. In response, the Company has restructured its operations in the State of Ohio in a manner believed to conform to the state law and the court’s order. The Attorney General of the State of Ohio informed the Company that it disagrees with its position that the Company is in compliance with the court’s order. In June 2001, the Company appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, the Company engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference until April 19, 2002. Pursuant to discussions with the Ohio Attorney General at the settlement conference, we are in the process of further restructuring our operations in Ohio. The next settlement conference has yet to be scheduled. If a settlement cannot be reached, the Company would be required to discontinue operations in the state. The five animal hospitals in the State of Ohio had a net book value of $6.2 million as of March 31, 2002. If the Company was required to discontinue operations in the State of Ohio, it may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $440,000 and $90,000, respectively, in the three months ended March 31, 2002 and $441,000 and $122,000, respectively, in the three months ended March 31, 2001.

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

(11)	Subsequent Events

         From April 1, 2002 through May 10, 2002, the Company has acquired four animal hospitals for an aggregate consideration (including acquisition costs) of $1.9 million, consisting of $1.8 million in cash, and the assumption of liabilities of $110,000.

(12)	Condensed, Consolidating Information

         In 2000, the Company established a legal structure comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is the operating company and wholly-owned by VCA. Vicar owns the capital stock of all of the Company’s subsidiaries.

         In connection with Vicar’s issuance in November 2001 of $170.0 million of 9.875% senior subordinated notes, VCA and each existing and future domestic wholly-owned restricted subsidiary of Vicar (the “Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the 9.875% senior subordinated notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the senior debt credit agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for the 9.875% senior subordinated notes.

         Vicar’s subsidiaries are composed of wholly-owned restricted subsidiaries and partnerships. The partnerships may elect to serve as guarantors of Vicar’s obligations, however, none of the partnerships have elected to do so, (the “Non-Guarantor Subsidiaries”). Vicar conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, Vicar’s ability to make required payments with respect to its indebtedness (including the 9.875% senior subordinated notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

         Pursuant to Rule 3-10 of Regulation S-X, the following condensed consolidating information is for VCA, Vicar, the wholly-owned Guarantor and the Non-Guarantor Subsidiaries with respect to the 9.875% senior subordinated notes. This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantor and the Non-Guarantor Subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantors and Non-Guarantor Subsidiaries operated as independent entities. The separate financial statements of the Guarantor Subsidiaries are not presented because management has determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of March 31, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:

Cash and equivalents	$—	$15,820	$1,869	$165	$—	$17,854

Trade accounts receivable, net	—	10	20,902	635	—	21,547

Inventory prepaid expenses and other	—	735	5,860	529	—	7,124

Deferred income taxes	—	7,364	—	—	—	7,364

Total current assets	—	23,929	28,631	1,329	—	53,889

Property and equipment, net	—	8,481	78,839	2,548	—	89,868

Other assets:

Goodwill, net	—	—	300,010	19,357	—	319,367

Covenants not to compete, net	—	—	3,692	868	—	4,560

Deferred financing costs, net	780	10,133	—	—	—	10,913

Other assets	321	802	1,690	1,168	—	3,981

Investment in subsidiaries	130,964	191,819	20,418	—	(343,201)	—

Total assets	$132,065	$235,164	$433,280	$25,270	$(343,201)	$482,578

Current liabilities:

Current portion of long-term obligations	$—	$4,893	$355	$2	$—	$5,250

Accounts payable	—	4,697	3,169	11	—	7,877

Accrued payroll and related liabilities	—	7,036	5,668	296	—	13,000

Accrued interest	—	6,964	—	—	—	6,964

Income taxes payable	—	1,663	—	—	—	1,663

Other accrued liabilities	—	12,161	2,693	57	—	14,911

Total current liabilities	—	37,414	11,885	366	—	49,665

Long-term obligations, less current portion	56,476	322,892	978	4	—	380,350

Deferred income taxes	—	1,684	—	—	—	1,684

Minority interest	—	—	—	—	5,124	5,124

Intercompany payable (receivable)	29,834	(257,790)	228,598	(642)	—	—

Stockholders’ equity:

Common stock	37	—	—	—	—	37

Additional paid-in capital	188,840	—	—	—	—	188,840

Retained earnings (accumulated deficit)	(140,959)	132,452	191,819	25,542	(349,813)	(140,959)

Accumulated comprehensive loss	(1,488)	(1,488)	—	—	1,488	(1,488)

Notes receivable from stockholders	(675)	—	—	—	—	(675)

Total stockholders’ equity	45,755	130,964	191,819	25,542	(348,325)	45,755

Total liabilities and stockholders’ equity	$132,065	$235,164	$433,280	$25,270	$(343,201)	$482,578

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2001
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:

Cash and equivalents	$—	$3,467	$3,260	$376	$—	$7,103

Trade accounts receivable, net	—	—	17,702	334	—	18,036

Inventory, prepaid expenses and other	—	1,165	5,160	554	—	6,879

Deferred income taxes	—	7,364	—	—	—	7,364

Prepaid income taxes	—	2,782	—	—	—	2,782

Total current assets	—	14,778	26,122	1,264	—	42,164

Property and equipment, net	—	8,421	78,225	2,598	—	89,244

Other assets:

Goodwill, net	—	—	298,198	19,064	—	317,262

Covenants not to compete, net	—	—	4,211	616	—	4,827

Deferred financing costs, net	780	10,600	—	—	—	11,380

Other assets	320	498	1,986	840	—	3,644

Investment in subsidiaries	123,842	179,391	19,920	—	(323,153)	—

Total assets	$124,942	$213,688	$428,662	$24,382	$(323,153)	$468,521

Current liabilities:

Current portion of long-term obligations	$—	$4,766	$389	$4	$—	$5,159

Accounts payable	—	5,223	2,074	16	—	7,313

Accrued payroll and related liabilities	—	5,019	6,440	258	—	11,717

Accrued interest	—	2,254	—	—	—	2,254

Other accrued liabilities	—	13,373	2,968	10	—	16,351

Total current liabilities	—	30,635	11,871	288	—	42,794

Long-term obligations, less current portion	54,345	324,152	672	4	—	379,173

Deferred income taxes	—	1,684	—	—	—	1,684

Minority interest	—	—	—	—	5,106	5,106

Intercompany payable (receivable)	30,833	(266,625)	236,728	(936)	—	—

Stockholders’ equity:

Common stock	37	—	—	—	—	37

Additional paid-in capital	188,840	—	—	—	—	188,840

Retained earnings (accumulated deficit)	(146,594)	125,697	179,391	25,026	(330,114)	(146,594)

Accumulated comprehensive loss	(1,855)	(1,855)	—	—	1,855	(1,855)

Notes receivable from stockholders	(664)	—	—	—	—	(664)

Total stockholders’ equity	39,764	123,842	179,391	25,026	(328,259)	39,764

Total liabilities and stockholders’ equity	$124,942	$213,688	$428,662	$24,382	$(323,153)	$468,521

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$96,426	$7,961	$(192)	$104,695

Direct costs	—	—	66,977	5,803	(192)	72,588

	—	500	29,449	2,158	—	32,107

Selling, general and administrative	—	3,269	5,047	306	—	8,622

Depreciation and amortization	—	328	2,667	168	—	3,163

Operating income (loss)	—	(3,097)	21,735	1,684	—	20,322

Net interest expense	2,141	7,845	30	(27)	—	9,989

Other income	—	93	—	—	—	93

Equity interest in income of subsidiaries	6,755	12,428	1,309	—	(20,492)	—

Income before minority interest and provision for income taxes	4,614	1,579	23,014	1,711	(20,492)	10,426

Minority interest in income of subsidiaries	—	—	—	—	402	402

Income (loss) before provision for income taxes	4,614	1,579	23,014	1,711	(20,894)	10,024

Provision (benefit) for income taxes	(1,021)	(5,176)	10,586	—	—	4,389

Net income (loss)	$5,635	$6,755	$12,428	$1,711	$(20,894)	$5,635

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2001
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$89,023	$6,306	$(149)	$95,680

Direct costs	—	—	64,795	4,816	(149)	69,462

	—	500	24,228	1,490	—	26,218

Selling, general and administrative	—	3,926	6,407	225	—	10,558

Depreciation and amortization	—	1,599	4,427	228	—	6,254

Loss on sale of assets	—	143	—	—	—	143

Operating income (loss)	—	(5,168)	13,394	1,037	—	9,263

Net interest expense	3,875	7,241	55	(18)	—	11,153

Equity interest in income of subsidiaries	(463)	7,624	780	—	(7,941)	—

Income (loss) before minority interest and provision for income taxes	(4,338)	(4,785)	14,119	1,055	(7,941)	(1,890)

Minority interest in income of subsidiaries	—	—	—	—	275	275

Income (loss) before provision for income taxes	(4,338)	(4,785)	14,119	1,055	(8,216)	(2,165)

Provision (benefit) for income taxes	(1,349)	(4,322)	6,495	—	—	824

Net income (loss)	$(2,989)	$(463)	$7,624	$1,055	$(8,216)	$(2,989)

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:

Net income (loss)	$5,635	$6,755	$12,428	$1,711	$(20,894)	$5,635

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Equity interest in earnings of subsidiaries	(6,755)	(12,428)	(1,309)	—	20,492	—

Depreciation and amortization	—	328	2,667	168	—	3,163

Amortization of deferred financing costs and debt discount	—	457	—	—	—	457

Provision for uncollectible accounts	—	—	556	64	—	620

Interest paid in kind on senior subordinated notes	2,168	—	—	—	—	2,168

Minority interest in income of subsidiaries	—	—	—	—	402	402

Distributions to minority interest partners	—	(384)	—	—	—	(384)

Increase in accounts receivable	—	(10)	(3,744)	(365)	—	(4,119)

Decrease (increase) in inventory, prepaid expense and other assets	—	117	(372)	25	—	(230)

Increase in accounts payable and accrued liabilities	—	7,038	660	33	—	7,731

Decrease in prepaid income taxes	—	—	2,782	—	—	2,782

Increase (decrease) in income tax payable	—	4,445	(2,782)	—	—	1,663

Increase (decrease) in intercompany payable (receivable)	(1,048)	14,575	(11,680)	(1,847)	—	—

Net cash provided by (used in) operating activities	—	20,893	(794)	(211)	—	19,888

Cash flows from investing activities:

Business acquisitions, net of cash acquired	—	(3,011)	—	—	—	(3,011)

Property and equipment additions, net	—	(2,563)	(605)	—	—	(3,168)

Other	—	(31)	8	—	—	(23)

Net cash used in investing activities	—	(5,605)	(597)	—	—	(6,202)

Cash flows from financing activities:

Repayment of long-term obligations	—	(1,253)	—	—	—	(1,253)

Payment of deferred financing costs and recapitalization	—	(1,682)	—	—	—	(1,682)

Net cash used in financing activities	—	(2,935)	—	—	—	(2,935)

Increase (decrease) in cash and equivalents	—	12,353	(1,391)	(211)	—	10,751

Cash and equivalents at beginning of year	—	3,467	3,260	376	—	7,103

Cash and equivalents at end of year	$—	$15,820	$1,869	$165	$—	$17,854

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:

Net income (loss)	$(2,989)	$(463)	$7,624	$1,055	$(8,216)	$(2,989)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Equity interest in earnings of subsidiaries	463	(7,624)	(780)	—	7,941	—

Depreciation and amortization	—	1,599	4,427	228	—	6,254

Amortization of deferred financing costs and debt discount	8	523	—	—	—	531

Provision for uncollectible accounts	—	—	509	45	—	554

Non-cash compensation	—	304	2,740	—	—	3,044

Interest paid in kind on senior subordinated notes	3,875	—	—	—	—	3,875

Loss on sale of assets	—	143	—	—	—	143

Minority interest in income of subsidiaries	—	—	—	—	275	275

Distributions to minority interest partners	—	(338)	—	—	—	(338)

Increase in accounts receivable	—	—	(3,235)	(45)	—	(3,280)

Decrease (increase) in inventory, prepaid expense and other assets	(8)	(89)	484	(46)	—	341

Increase (decrease) in accounts payable and accrued liabilities	—	(318)	2,185	16	—	1,883

Increase in prepaid income taxes	—	664	—	—	—	664

Increase (decrease) in intercompany payable (receivable)	(1,349)	14,436	(11,938)	(1,149)	—	—

Net cash provided by operating activities	—	8,837	2,016	104	—	10,957

Cash flows from investing activities:

Business acquisitions, net of cash acquired	—	(10,728)	—	—	—	(10,728)

Real estate acquired in connection with business acquisitions	—	(475)	—	—	—	(475)

Property and equipment additions, net	—	(1,844)	(458)	—	—	(2,302)

Proceeds from sale of assets	—	370	—	—	—	370

Other	—	—	(939)	—	—	(939)

Net cash used in investing activities	—	(12,677)	(1,397)	—	—	(14,074)

Cash flows from financing activities:

Repayment of long-term obligations	—	(1,814)	—	—	—	(1,814)

Payment of deferred financing costs and recapitalization	—	(1,169)	—	—	—	(1,169)

Net cash used in financing activities	—	(2,983)	—	—	—	(2,983)

Increase (decrease) in cash and equivalents	—	(6,823)	619	104	—	(6,100)

Cash and equivalents at beginning of year	—	8,165	2,073	281	—	10,519

Cash and equivalents at end of year	$—	$1,342	$2,692	$385	$—	$4,419

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item 1 of this quarterly report on Form 10-Q. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

         The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 10, 2002, and we undertake no duty to update this information. Should events occur subsequent to May 10, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or a current report on Form 8-K, each of which will be available at our website at www.vcaantech.com. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

         Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in all 50 states and completing acquisitions for a total of 160 animal hospitals. At March 31, 2002, our laboratory network consisted of 16 laboratories serving all 50 states and our animal hospital network consisted of 216 animal hospitals in 33 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

         The following table summarizes our growth in facilities for the periods presented:

	Three Months Ended
	March 31,

	2002	2001

Laboratories:

Beginning of period	16	15

Acquisitions and new facilities	—	—

Relocated into other labs operated by us	—	—

End of period	16	15

Animal hospitals:

Beginning of period	214	209

Acquisitions	3	9

Relocated into hospitals operated by us	(1)	(4)

Sold or closed	—	(1)

End of period	216	213

Owned at end of period	161	160

Managed at end of period	55	53

Basis of Reporting

General

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We report our operations in three segments: laboratory, animal hospital and corporate. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

         Revenue is recognized only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

Laboratory Revenue

         A portion of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. This revenue is eliminated in the condensed, consolidated statements of operations.

         Laboratory revenue is presented net of discounts. Some discounts, such as those given to clients for prompt payment, are applied to clients’ accounts in periods subsequent to the period the revenue was recognized. Such discounts not yet applied to clients’ accounts are estimated and deducted from revenue in the period the related revenue was recognized. Such estimates are based upon historical experience. Errors in estimates would not have a material effect on our financial statements.

Animal Hospital Revenue

         Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees of animal hospitals that we manage. Certain states prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, we enter into arrangements with a veterinary medical group that provides all veterinary medical care, although we manage the administrative functions associated with the operation of the animal hospitals and we own or lease the hospital facility. In return for our services, the veterinary medical group pays us a management fee. We do not consolidate the operations of animal hospitals that we manage. However, for purposes of calculating same-facility revenue growth in our animal hospitals, we use the combined revenue of animal hospitals owned and managed for the entire periods presented. Same-facility revenue growth includes revenue generated by customers referred from our relocated animal hospitals.

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

EBITDA and Adjusted EBITDA

         EBITDA is operating income (loss) before depreciation and amortization. Adjusted EBITDA for the 2001 period represents EBITDA adjusted to exclude management fees paid pursuant to our management services agreement with Leonard Green & Partners which was terminated in November 2001, non-cash compensation and loss on sale of assets. No adjustments have been made to the EBITDA calculation for 2002. Corporate EBITDA is comprised of other revenue less corporate selling, general and administrative expense, adjusted to exclude non-cash compensation.

         EBITDA and Adjusted EBITDA (“EBITDA”) are not measures of financial performance under generally accepted accounting principles, or GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe EBITDA is a useful measure of our operating performance as it reflects earnings before the impact of items that may change from period to period for reasons not directly related to our operations, such as the depreciation and amortization, interest and taxes and other non-operating or non-recurring items, which occurred in 2001. EBITDA is also an important component of the financial ratios included in our debt covenants and provides us with a measure of our ability to service our debt and meet capital expenditure requirements from our operating results. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Non-Cash Compensation

         Some stock options issued in 2000 qualified as variable stock options. Related to these variable stock options, we recorded non-cash compensation of approximately $3.0 million in the three months ended March 31, 2001. In August 2001, all of these options were exercised or cancelled. Non-cash compensation is included in laboratory direct costs and in selling, general and administrative expense.

Software Development Costs

         We frequently research, develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. Most costs associated with the development of new software are expensed as incurred, particularly in the preliminary planning stages and the post-implementation and training stages. Costs related directly to the software design, coding, testing and installation are capitalized. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality.

Critical Accounting Policies and Significant Estimates

         Under accounting principles generally accepted in the United States, management is required to make assumptions and estimates that directly impact our consolidated financial statements and related disclosures. Because of the uncertainties inherent in making assumptions and estimates, actual results in future periods may differ significantly from our assumptions and estimates. Management bases its assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. The following represent what management believes are the critical accounting policies most affected by significant management estimates and judgments.

Worker’s Compensation Expense

         On October 8, 2001, we entered into a one-year workers’ compensation insurance policy with a $250,000 per-occurrence deductible and a stop-loss aggregate deductible of $4.7 million. We have determined that $3.3 million is a reasonable estimate of expected claims losses under this policy and we are accruing for these losses over the twelve-month period ending September 30, 2002. In determining this estimate, in conjunction with the insurance carrier, we reviewed our five-year history of total claims losses, ratio of losses to premiums paid, payroll growth and the current risk control environment. We are pre-funding estimated claims losses to the insurance carrier of approximately $2.9 million.

Goodwill Impairment

         Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we will test goodwill for impairment using the prescribed two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We adopted SFAS No. 142 January 1, 2002. We expect to complete our initial screen for potential impairment by June 30, 2002. We have not yet determined the amount of the potential impairment loss, if any. Any impairment recognized in association with the adoption of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle.

Long-lived Asset Impairment

         We adopted SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets on January 1, 2002. Under SFAS No. 144, we will continually evaluate whether events, circumstances or net losses at the entity level have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, we will estimate the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived assets in question. If that estimate is less than the carrying value of the assets under review, we will recognize an impairment loss equal to that difference.

Legal Settlements

         We are a party to various legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, and our insurance policy coverage for such matters, we have accrued $450,000 for legal settlements as part of other accrued liabilities.

Results of Operations

         The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the three months ended March 31, 2002 and 2001:

	2002	2001

Revenue:

Laboratory	36.0%	34.1%

Animal hospital	65.5	67.3

Other	0.5	0.5

Intercompany	(2.0)	(1.9)

Total revenue	100.0	100.0

Direct costs	69.3	72.6

Selling, general and administrative	8.3	11.0

Depreciation and amortization	3.0	6.5

Loss on sale of assets	—	0.2

Operating income	19.4	9.7

Net interest expense	9.5	11.7

Other income	0.1	—

Minority interest in income of subsidiaries	0.4	0.3

Provision for income taxes	4.2	0.8

Net income (loss)	5.4%	(3.1)%

         The following table is a summary of the components of operating income by segment for the three months ended March 31, 2002 and 2001 (dollars in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

2002

Revenue	$37,657	$68,644	$500	$(2,106)	$104,695
Direct costs	21,562	53,132	—	(2,106)	72,588
Selling, general and administrative	2,673	2,679	3,270	—	8,622
Depreciation and amortization	697	2,136	330	—	3,163

Operating income (loss)	$12,725	$10,697	$(3,100)	$—	$20,322

2001

Revenue	$32,677	$64,354	$500	$(1,851)	$95,680
Direct costs	20,319	50,994	—	(1,851)	69,462
Selling, general and administrative	3,277	3,355	3,926	—	10,558
Depreciation and amortization	1,161	3,494	1,599	—	6,254
Loss on sale of assets	—	—	143	—	143

Operating income (loss)	$7,920	$6,511	$(5,168)	$—	$9,263

Revenue

         The following table summarizes our revenue for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002	2001	% Change

Laboratory	$37,657	$32,677	15.2%

Animal hospital	68,644	64,354	6.7%

Other	500	500

Intercompany	(2,106)	(1,851)

Total revenue	$104,695	$95,680	9.4%

Laboratory Revenue

         Laboratory revenue increased $5.0 million, or 15.2%, for the three months ended March 31, 2002 comparable to the same period in the prior year. However, the first quarter of 2002 contained one more billing day than the first quarter of 2001. This increase, all of which was from internal growth, resulted from the increase in the overall number of tests and requisitions and an increase in the average revenue per requisition. These increases primarily were the result of the continued emphasis on selling our pet health and wellness programs and the implementation of a price increase for most tests in February 2002.

Animal Hospital Revenue

         The following table summarizes our animal hospital revenue as reported and the combined revenue of animal hospitals that we owned and managed had we consolidated the operating results of the animal hospitals we managed into our operating results for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002	2001	% Change

Animal hospital revenue as reported	$68,644	$64,354	6.7%

Less: Management fees paid to us by veterinary medical groups	(9,705)	(8,614)

Add: Revenue of animal hospitals managed	18,315	16,366

Combined revenue of animal hospitals owned and managed	$77,254	$72,106	7.1%

         Animal hospital revenue as reported increased $4.3 million, or 6.7%, for the three months ended March 31, 2002 compared to the same period in the prior year. The increase in animal hospital revenue primarily resulted from the acquisition of 15 animal hospitals that we owned, managed or relocated into other hospitals owned by us subsequent to March 31, 2001. The increase in animal hospital revenue also was due to same-facility revenue growth of 2.0%. However, the first quarter of 2002 contained one less revenue day than in the same quarter in 2001. Same-facility revenue growth primarily was due to increases in the average amount spent per visit and revenue generated by customers referred from our relocated animal hospitals.

Direct Costs

         The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory	$21,562	57.3%	$20,319	62.2%	6.1%

Animal hospital	53,132	77.4%	50,994	79.2%	4.2%

Intercompany	(2,106)		(1,851)		13.8%

Total direct costs	$72,588	69.3%	$69,462	72.6%	4.5%

Laboratory Direct Costs

         Laboratory direct costs increased $1.2 million, or 6.1%, for the three months ended March 31, 2002 compared to the same period in the prior year. Laboratory direct costs as a percentage of laboratory revenue was 57.3% and 62.2% for the three months ended March 31, 2002 and 2001, respectively. However, laboratory direct costs for the three months ended March 31, 2001 include non-cash compensation of $565,000. Excluding non-cash compensation, laboratory direct costs as a percentage of laboratory revenue would have been 60.5% for the three months ended March 31, 2001. The decreases in laboratory direct costs as a percentage of laboratory revenue during these periods primarily were attributable to additional operating leverage gained on increases in laboratory revenue.

Animal Hospital Direct Costs

         The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals owned and managed had we consolidated the operating results of the animal hospitals we manage into our operating results for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002		2001

		% of		% of
		Combined		Combined
	$	Revenue	$	Revenue	% Change

Animal hospital direct costs as reported	$53,132	77.4%	$50,994	79.2%	4.2%

Add: Direct costs of animal hospitals managed	18,315		16,366

Less: Management fees charged by us to veterinary medical groups	(9,705)		(8,614)

Combined direct costs of animal hospitals owned and managed	$61,742	79.9%	$58,746	81.5%	5.1%

         Animal hospital direct costs as reported increased $2.1 million, or 4.2%, for the three months ended March 31, 2002 compared to the same period in the prior year. Animal hospital direct costs as a percentage of animal hospital revenue decreased to 77.4% for the three months ended March 31, 2002 from 79.2% for the three months ended March 31, 2001. The decreases in animal hospital direct costs as a percentage of animal hospital revenue during these periods primarily were attributable to additional operating leverage gained on increases in animal hospital revenue, because most of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

Selling, General and Administrative

         The following table summarizes our selling, general and administrative expense and expense as a percentage of applicable revenue for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory	$2,673	7.1%	$3,277	10.0%	(18.4)%

Animal hospital	2,679	3.9%	3,355	5.2%	(20.1)%

Corporate	3,270	3.1%	3,926	4.1%	(16.7)%

Total selling, general and administrative	$8,622	8.2%	$10,558	11.0%	(18.3)%

Laboratory Selling, General and Administrative

         Laboratory selling, general and administrative expense for the three months ended March 31, 2002 decreased $604,000, or 18.4%, compared to the same period in the prior year. Laboratory selling, general and administrative expense includes non-cash compensation of $1.1 million for the three months ended March 31, 2001. Excluding the non-cash compensation, laboratory selling, general and administrative expense would have increased $543,000, or 25.5% for the three months ended March 31, 2002, compared to the same period in the prior year and represented 7.1% and 6.5% of laboratory revenue for the three months ended March 31, 2002 and 2001, respectively. This increase primarily was due to an increase in commission payments to sales representatives, which was caused by an increase in sales as well as additional legal settlement costs accrued in 2002.

Animal Hospital Selling, General and Administrative

         Animal hospital selling, general and administrative expense for the three months ended March 31, 2002 decreased $676,000, or 20.1%, compared to the same period in the prior year. Animal hospital selling, general and administrative expense includes non-cash compensation of $1.0 million for the three months ended March 31, 2001. Excluding the non-cash compensation, animal hospital selling, general and administrative expense would have increased $348,000, or 14.9%, for the three months ended March 31, 2002, compared to the same period in the prior year and represented 3.9% and 3.6% as a percentage of animal hospital revenue, respectively. This increase primarily was due to the addition of a number of field management positions, primarily regional medical director positions.

Corporate Selling, General and Administrative

         Corporate selling, general and administrative expense for the three months ended March 31, 2002 decreased $656,000, or 16.7%, compared to the same period in the prior year. Corporate selling, general and administrative expense for the three months ended March 31, 2001 includes non-cash compensation of $308,000 and management fees of $620,000 paid pursuant to our management agreement with Leonard Green & Partners that was terminated in November 2001. Excluding the non-cash compensation and management fees, corporate selling, general and administrative expense would have been 3.1% as a percentage of total revenue for the three months ended March 31, 2001 and would have increased $272,000, or 9.1%, for the three months ended March 31, 2002, compared to the same period in the prior year. This increase primarily was due to increased professional services and shareholder relations costs as a result of becoming a public company.

Adjusted EBITDA

         The following table summarizes our Adjusted EBITDA and our Adjusted EBITDA as a percentage of applicable revenue for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory Adjusted EBITDA (1)	$13,422	35.6%	$10,793	33.0%	24.4%

Animal hospital Adjusted EBITDA (2)	12,833	18.7%	11,029	17.1%	16.4%

Other revenue	500		500

Corporate selling, general and administrative (3)	(3,270)	3.1%	(2,998)	3.1%

Total Adjusted EBITDA	$23,485	22.4%	$19,324	20.2%	21.5%

(1)	For the three months ended March 31, 2001, laboratory EBITDA was adjusted to exclude non-cash compensation of $1.7 million. There were no adjustments in 2002.

(2)	For the three months ended March 31, 2001, animal hospital EBITDA was adjusted to exclude non-cash compensation of $1.0 million. There were no adjustments in 2002.

(3)	For the three months ended March 31, 2001, corporate selling, general and administrative expense was adjusted to exclude non-cash compensation of $308,000 and management fees of $620,000. There were no adjustments in 2002.

Depreciation and Amortization

         Depreciation and amortization expense decreased $3.1 million, or 49.4%, for the three months ended March 31, 2002 compared to the comparable period in the prior year.

         As a result of the implementation of SFAS No. 142, we will no longer amortize goodwill as of January 1, 2002. For a detailed discussion of SFAS No. 142, see “New Accounting Pronouncements.” For the three months ended March 31, 2001 we had $2.3 million of goodwill amortization expense. In addition to the impact of SFAS No. 142, we terminated our non-competition agreements with members of senior management in November of 2001.

Net Interest Expense

         Net interest expense decreased $1.2 million, or 10.4%, to $10.0 million for the three months ended March 31, 2002 from $11.2 million for the three months ended March 31, 2001. The decrease in net interest expense primarily was due to the effect of decreasing interest rates on our variable rate obligations, and the refinancing of a portion of our higher-yield, fixed rate debt with lower-yield, fixed rate debt.

Other Income

         Other income of $93,000 for the three months ended March 31, 2002, consisted of a non-cash gain on a hedging instrument resulting from the changes in the time value of our collar agreement.

Provision for Income Taxes

         Provision for income taxes was $4.4 million and $824,000 for the three months ended March 31, 2002 and 2001, respectively. Our effective income tax rate for each period varies from the statutory rate primarily due to the non-deductibility for income tax purposes of the amortization of a portion of goodwill.

Minority Interest

         Minority interest in income of the consolidated subsidiaries was $402,000 and $275,000 for the three months ended March 31, 2002 and 2001, respectively. Minority interest in income represents our partners’ proportionate share of net income generated by our subsidiaries, which we do not wholly own.

Increase in Carrying Amount of Redeemable Preferred Stock

         The holders of our series A redeemable preferred stock and our series B redeemable preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. The dividends not paid in cash compounded quarterly. The dividends earned during the three months ended March 31, 2001 were added to the liquidation preference of the preferred stock. In November 2001, the Company redeemed all of the outstanding series A and series B redeemable preferred stock.

Liquidity and Capital Resources

Discussion of 2002

         Cash and cash equivalents increased to $17.9 million at March 31, 2002 from $7.1 million at December 31, 2001. The increase primarily resulted from $19.9 million provided by operating activities offset by $6.2 million used in investing activities and $2.9 million used in financing activities.

         Net cash of $19.9 million provided by operating activities primarily consisted of $5.6 million of net income adjusted for non-cash expenses of $6.4 million, a $4.7 million increase in accrued interest, a $1.7 million increase in income taxes payable, and $1.5 million provided by other working capital changes.

         Net cash of $6.2 million used in investing activities primarily resulted from $3.2 million to purchase property and equipment and $3.0 million related to the acquisition of animal hospitals.

         Net cash of $2.9 million used in financing activities primarily resulted from the use of $1.3 million to repay debt obligations and $1.7 million to pay deferred financing costs.

Future Cash Requirements

         We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility, which we have not utilized as of March 31, 2002. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled principal and interest payments under debt and capital lease obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

         Estimated future uses of cash for the remainder of 2002 include capital expenditures for land, buildings and equipment of approximately $11.8 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. We continue to examine acquisition opportunities in the laboratory field, which may impose additional cash requirements. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either fewer or greater number of facilities depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

         In addition to the foregoing, we will use approximately $3.9 million of cash for the remainder of 2002 to pay the mandatory principal payments due on our outstanding indebtedness. However, we may elect to pre-pay principal. See “Description of Indebtedness” below for additional cash obligations.

Description of Indebtedness

         In September 2000, we entered into a credit and guaranty agreement for $300.0 million of senior secured credit facilities. The credit and guaranty agreement includes a $50.0 million revolving credit facility as well as the senior term A and B notes. The revolving credit facility and senior term A notes mature in September 2006. The senior term B notes mature in September 2008. Borrowings under the credit and guaranty agreement bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal funds rate plus 0.5%, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities.” The base rate margins for the senior term A notes and the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the senior term B notes is 2.75%. The eurodollar rate margins for the senior term A notes and the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the senior term B notes is 3.75%. As of March 31, 2002, we have not utilized the revolving credit facility. As of March 31, 2002, we have $23.4 million principal amount outstanding under the senior term A notes and $120.9 million principal amount outstanding under the senior term B notes.

         In September 2000, we issued $20.0 million principal amount of senior subordinated notes due on September 20, 2010. Interest on these senior subordinated notes is 13.5% per annum, payable in cash, semi-annually in arrears. As of March 31, 2002, the outstanding principal balance of our senior subordinated notes was $15.0 million.

         In September 2000, we issued $100.0 million principal amount of senior notes due September 20, 2010. Interest on our senior notes is 15.5% per annum payable semi-annually in arrears in cash or by issuance of additional senior notes. We have issued $21.0 million in additional senior notes to pay interest since the issue date. As of March 31, 2002, the outstanding principal balance of our senior notes was $61.8 million.

         In November 2001, we issued $170.0 million principal amount of senior subordinated notes due December 1, 2009. We have filed a registration statement with the Securities and Exchange Commission for an exchange offer in which these notes will be exchanged for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears. As of March 31, 2002, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned restricted subsidiary of our subsidiary, Vicar have, jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for these notes.

         The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio. At March 31, 2002, we had a fixed charge coverage ratio of 1.60 to 1.00. The credit and guaranty agreement required a fixed charge coverage ratio of no less than 1.10 to 1.00 and requires a fixed charge coverage ratio of no less than 1.10 to 1.00 in future periods.

         The following table indicates our current contractual annual cash obligations:

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$391,431	$5,159	$5,456	$6,160	$22,089	$21,971	$330,596

Fixed interest	197,318	20,880	19,270	19,245	26,720	26,196	85,007

Variable interest	78,744	10,020	12,160	13,378	12,914	12,079	18,193

Collar agreement	2,080	2,080	—	—	—	—	—

PIK interest	37,104	—	—	—	37,104	—	—

Capital lease obligations	79	79	—	—	—	—	—

Operating leases	192,612	12,247	12,530	12,575	12,285	12,165	130,810

Other long-term obligations	2,424	2,424	—	—	—	—	—

	$901,792	$52,889	$49,416	$51,358	$111,112	$72,411	$564,606

         We have both fixed rate and variable rate debt. Our variable rate debt is based on a variable rate component plus a fixed margin. We projected the variable rate component to be 3.35%, 5.13%, 6.38%, 6.50% and 6.65% for years 2002 through 2006, respectively. Our consolidated financial statements included in our 2001 Annual Report on Form 10-K discuss these variable rate notes in more detail.

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

Our Collar Agreement

         On November 13, 2000, we entered into a no-fee interest rate collar agreement with Wells Fargo Bank, N.A. effective November 15, 2000 and expiring November 15, 2002. Our collar agreement is considered a cash flow hedge based on the London interbank offer rate, or LIBOR, pays out monthly, resets monthly and has a cap and floor notional amount of $62.5 million, with a cap rate of 7.5% and floor rate of 5.9%.

         Under SFAS No. 133, the actual cash paid by us as a result of LIBOR rates being below the floor of our collar agreement is recorded as a component of earnings. For the three months ending March 31, 2002, we have made payments of $615,000, which are included in interest expense.

         At March 31, 2002, the fair market value of our collar agreement was a net liability to us of $1.5 million. We have recorded that liability in our balance sheet as part of other accrued liabilities.

New Accounting Pronouncements

Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, Goodwill and Other Intangible Assets, which changes the way companies account for intangible assets and goodwill associated with business combinations. The principal changes of SFAS No. 142 are as follows:

•	All goodwill amortization ceased effective January 1, 2002.

•	All goodwill acquired in acquisitions after June 30, 2001 was not subject to amortization.

•	All goodwill will be reviewed annually, or as circumstances warrant, using the fair-value-based goodwill impairment tests discussed in SFAS No. 142. As of March 31, 2002, our net goodwill balance was $319.4 million.

         We will test goodwill for impairment using the two-step process described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the two-step process by June 30, 2002. We have not yet determined the amount of the potential impairment loss, if any. Any impairment recognized in association with the adoption of SFAS No. 142 will be accounted for as a cumulative adjustment for a change in accounting principle.

Asset Retirement Obligations

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

Impairment of Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted SFAS No. 144 on January 1, 2002.

Outlook

         In our first quarter of 2002, we reported earnings per share of $0.15, or three cents better than street consensus, and Adjusted EBITDA of $23.5 million. In light of these results, we raised our targets for 2002. Our 2002 EBITDA goal has increased to a range of $99 to $102 million. We have increased our goal for 2002 net income to a range of $25 to $26 million. Based upon 37.3 million shares expected to be outstanding, on a diluted basis, annual earnings per share for 2002 is currently expected to be $0.67.

         Our future results of operations in this outlook involve a number of risks and uncertainties. We believe that we have the product offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, all of which are inherently difficult to forecast.

Risk Factors

         This Quarterly Report on Form 10-Q, including “Risk Factors” set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Risk Factors” set forth below. We assume no obligation and do not intend to update these forward-looking statements.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our margins and profitability may decline.

         Our success depends in part on our ability to build on our position as a leading animal health care services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals and laboratories. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 9.1% and 12.6% for each fiscal year from 1998 through 2001. Similarly, our animal hospital same-facility revenue growth rate has fluctuated between 2.6% and 7.0% over the same fiscal years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

         Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 employees. At March 31, 2002, we operated 216 hospitals, operated laboratories servicing approximately 13,000 customers in all 50 states and had approximately 3,500 employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expenses and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

         Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and laboratories. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. We expect to acquire 15 to 25 animal hospitals per year, however, based on the opportunity, the number could be higher. Historically we have experienced delays and increased costs in integrating some hospitals primarily where we acquire a large number of hospitals in a single region at or about the same time. In these cases, our field management may spend a predominant amount of time integrating these new hospitals and less time managing our existing hospitals in those regions. During these periods, there may be less attention directed to marketing efforts or staffing issues. In these circumstances, we also have experienced delays in converting the systems of acquired hospitals into our systems, which results in increased payroll expenses to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. These factors have resulted in decreased revenue, increased costs and lower margins. We continue to face risks in connection with our acquisitions including:

•	negative effects on our operating results;

•	impairments of goodwill;

•	dependence on retention, hiring and training of key personnel, including specialists;

•	impairment of intangible assets; and

•	contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, an acquired business.

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

         At March 31, 2002, our debt, excluding unamortized discount, consisted primarily of:

•	$144.2 million of outstanding borrowings under our senior credit facility;

•	$246.8 million of outstanding senior notes and senior subordinated notes; and

•	$1.6 million of other debt.

         The following table sets forth the principal and interest due by us for each of the years ending December 31:

	2002	2003	2004	2005	2006

Long-term debt	$5,159	$5,456	$6,160	$22,089	$21,971

Fixed interest	20,880	19,270	19,245	26,720	26,196

Variable interest	10,020	12,160	13,378	12,914	12,079

Collar agreement	2,080	—	—	—	—

PIK interest	—	—	—	37,104	—

Total	$38,139	$36,886	$38,783	$98,827	$60,246

         We have both fixed rate and variable rate debt. Our variable rate debt is based on a variable rate component plus a fixed margin. We projected the variable rate component to be 3.35%, 5.13%, 6.38%, 6.50% and 6.65% for years 2002 through 2006, respectively. Our consolidated financial statements included in our Annual Report on Form 10-K discuss these variable rate notes in more detail.

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

         As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of March 31, 2002, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. Attracting veterinarians to these regions may be difficult, due to the rural environment, an unwillingness to relocate and lower compensation. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

         The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of March 31, 2002 we operated 55 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

         We currently are a party to a lawsuit in the State of Ohio in which that State has alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the State of Ohio statute. In response, we have restructured our operations in the State of Ohio in a manner that we believe conforms to the State of Ohio law and the court’s order. The Attorney General of the State of Ohio has informed us that it disagrees with our position that we are in compliance with the court’s order. In June 2001 we appeared at a status conference before the trial court, at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference until April 19, 2002. Pursuant to discussions with the Ohio Attorney General at the settlement conference, we are in the process of further restructuring our operations in Ohio. The next settlement conference has yet to be scheduled. We may not be able to reach a settlement, in which case we may be required to discontinue our operations in the state. Our five animal hospitals in the State of Ohio have a net book value of $6.2 million as of March 31, 2002. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $440,000 and $90,000, respectively, in the three months ended March 31, 2002 and $441,000 and $122,000, respectively, in the three months ended March 31, 2001.

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

         Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response initiated by the United States on October 7, 2001, and other acts of violence or war may affect the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or United States businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have certain debt obligations as well as a collar agreement that are exposed to market risk associated with variable interest rates. As of March 31, 2002, we had borrowings of $144.2 million under our senior secured credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we entered into a no-fee collar agreement with a cap and floor notional amount of $62.5 million, a cap rate of 7.5% and a floor rate of 5.9%, both based on LIBOR. The collar agreement expires November 15, 2002.

         Accordingly, for the period January 1, 2002 to November 15, 2002:

•	if the benchmark rate is below 5.9% and a change in the rate does not cause the benchmark to exceed 5.9%, every one-half percent increase in the benchmark rate will cause interest expense to increase by $445,000, while a one-half percent decrease will cause interest expense to decrease by $445,000;

•	if the bench rate is equal to or between 5.9% and 7.5% and a change in the rate does not cause the benchmark to exceed 7.5% or drop below 5.9%, every one-half percent increase in the benchmark rate will cause interest expense to increase by $718,000, while a one-half percent decrease will cause interest expense to decrease by $718,000; and

•	if the benchmark rate is above 7.9% and a change in the rate does not cause the benchmark to drop below 7.9%, every one-half percent increase in the benchmark rate would cause interest expense to increase by $445,000, while a one-half percent decrease would cause interest expense to decrease by $445,000.

         At March 31, 2002 LIBOR was approximately 1.9%.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Ohio Attorney General’s office filed a lawsuit on December 14, 1998, in the Franklin County Court of Common Pleas in the State of Ohio in which the state alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing, or holding themselves out as providers of, veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the state statute. In response, we have restructured our operations in the State of Ohio in a manner that we believe conforms to the state law and the court’s order. The Attorney General of the State of Ohio informed us that it disagrees with our position that we are in compliance with the court’s order. In June 2001, we appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference until April 19, 2002. Pursuant to discussions with the Ohio Attorney General at the settlement conference, we are in the process of further restructuring our operations in Ohio. The next settlement conference has yet to be scheduled. If a settlement cannot be reached, the company would be required to discontinue operations in the state. Our five animal hospitals in the State of Ohio have a book value of $6.2 million as of March 31, 2002. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $440,000 and $90,000, respectively, in the three months ended March 31, 2002, and $441,000 and $110,000, respectively, in the same period in the prior year.

         On November 30, 2001, two majority stockholders of a company that merged with Zoasis.com, Inc. in June 2000 filed a civil complaint against VCA, Zoasis.com, Inc. and Robert Antin. In the merger, the two stockholders received a less than 10% interest in Zoasis. At the same time, VCA acquired a less than 20% interest in Zoasis.com, Inc. for an investment of $5.0 million. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis.com and serves on its board of directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiffs’ investment in Zoasis.com. On December 31, 2001, we filed a demurrer to the complaint. On February 25, 2002, the plaintiffs filed an opposition to our demurrer, and on March 1, 2002, we filed our reply to plaintiffs’ opposition. On March 7, 2002, our demurrer was denied. On Mach 22, 2002, we filed an answer to plaintiffs’ complaint denying all allegations in the complaint, and we filed a counter claim alleging breach of contract and claim and delivery. We have responded to the plaintiffs’ initial discovery request and the preparation of our initial discovery request, and the plaintiffs have requested supplemental information following our initial discovery responses. The plaintiffs have responded to our initial discovery requests and we are in the process of determining the supplemental information we will request, if any. A status conference was held on May 9, 2002. The judge ordered the parties to choose a mediator by June 10, 2002 and complete mediation by September 6, 2002. In the event that this case goes to trial, a final status conference is set for November 22, 2002, and an estimated seven-day trial is set to begin December 2, 2002.

         We are a party to various other legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings and our insurance policy coverage for such matters, we have accrued a minimal amount for legal settlements as part of other accrued liabilities.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: – None.

(b)	Reports on Form 8-K:

(1) Report on Form 8-K, filed February 22, 2002, reporting under Item 5, financial information for the fourth quarter and fiscal year ended December 31, 2001 and financial guidance for the fiscal year 2002.

(2) Report on Form 8-K, filed April 25, 2002, reporting under Item 5, financial information for the first quarter of the fiscal year ended December 31, 2002 and updated financial guidance for the fiscal year 2002.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, May 10, 2002.

By:	/s/ Tomas W. Fuller Tomas W. Fuller

Its:	Chief Financial Officer