Form 10-Q
period 2002-06-30
VCA ANTECH INC
filed 2002-08-14
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16783

VCA ANTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4097995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date: Common stock, $0.001 par value 36,753,221 shares as of August 9, 2002.

VCA ANTECH, INC.
FORM 10-Q
JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$17,704	$7,103
Trade accounts receivable, less allowance for uncollectible accounts of $5,698 and $5,241 at June 30, 2002 and December 31, 2001, respectively	22,493	18,036
Inventory, prepaid expenses and other	7,297	6,879
Deferred income taxes	8,310	7,364
Prepaid income taxes	—	2,782

Total current assets	55,804	42,164
Property and equipment, net	90,268	89,244
Other assets:
Goodwill, net	325,730	317,262
Covenants not to compete and other intangibles, net	4,590	4,827
Deferred financing costs, net	10,459	11,380
Other assets	4,741	3,644

Total assets	$491,592	$468,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$5,364	$5,159
Accounts payable	7,122	7,313
Accrued payroll and related liabilities	11,479	11,717
Accrued interest	1,984	2,254
Income taxes payable	1,901	—
Other accrued liabilities	12,953	16,351

Total current liabilities	40,803	42,794
Long-term obligations, less current portion	381,493	379,173
Deferred income taxes	6,182	1,684
Minority interest	6,239	5,106

Total liabilities	434,717	428,757

Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, 36,753 and 36,736 shares outstanding as of June 30, 2002 and December 31, 2001, respectively	37	37
Additional paid-in capital	188,857	188,840
Accumulated deficit	(130,464)	(146,594)
Accumulated comprehensive loss — unrealized loss on investment	(959)	(1,855)
Notes receivable from stockholders	(596)	(664)

Total stockholders’ equity	56,875	39,764

Total liabilities and stockholders’ equity	$491,592	$468,521

The accompanying notes are an integral part of these condensed, consolidated balance sheets.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$117,225	$107,049	$221,920	$202,729
Direct costs (includes non-cash compensation of $564 and $1,129 for the three and six months ended June 30, 2001, respectively; excludes operating depreciation of $2,360 and $2,083 for the three months ended June 30, 2002 and 2001, respectively, and $4,608 and $4,078 for the six months ended June 30, 2002 and 2001, respectively)	77,004	73,311	149,592	142,773

	40,221	33,738	72,328	59,956
Selling, general and administrative expense (includes non- cash compensation of $2,480 and $4,959 for the three and six months ended June 30, 2001, respectively)	8,539	10,216	17,161	20,774
Depreciation and amortization	3,139	6,435	6,302	12,689
Write-down and loss on sale of assets	—	8,694	—	8,837

Operating income	28,543	8,393	48,865	17,656
Net interest expense	10,344	10,917	20,333	22,070
Other (income) expense	(61)	229	(154)	229
Minority interest in income of subsidiaries	528	425	930	700

Income (loss) before provision for income taxes	17,732	(3,178)	27,756	(5,343)
Provision for income taxes	7,237	2,642	11,626	3,466

Net income (loss)	$10,495	$(5,820)	$16,130	$(8,809)

Increase in carrying amount of redeemable preferred stock	—	5,193	—	10,221

Net income (loss) available to common stockholders	$10,495	$(11,013)	$16,130	$(19,030)

Basic earnings (loss) per common share	$0.29	$(0.63)	$0.44	$(1.09)

Diluted earnings (loss) per common share	$0.28	$(0.63)	$0.43	$(1.09)

Shares used for computing basic earnings (loss) per share	36,739	17,524	36,738	17,524

Shares used for computing diluted earnings (loss) per share	37,087	17,524	37,084	17,524

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$16,130	$(8,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,302	12,689
Amortization of deferred financing costs and debt discount	847	1,101
Provision for uncollectible accounts	1,420	1,363
Non-cash compensation	—	6,088
Interest paid in kind on senior subordinated notes	4,645	8,066
Write-down and loss on sale of assets	—	8,837
Minority interest in income of subsidiaries	930	700
Distributions to minority interest partners	(805)	(606)
Increase in accounts receivable	(5,845)	(3,437)
Decrease (increase) in inventory, prepaid expenses and other assets	(362)	1,349
Increase in accounts payable and accrued liabilities	825	1,576
Increase (decrease) in accrued payroll and related liabilities	(238)	1,776
Decrease in accrued interest	(270)	(755)
Decrease in prepaid income taxes	2,782	1,906
Increase in income taxes payable	1,901	—
Decrease (increase) in deferred income tax asset	(946)	90
Increase in deferred income tax liability	4,498	671

Net cash provided by operating activities	31,814	32,605

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,997)	(13,539)
Real estate acquired in connection with business acquisitions	—	(675)
Property and equipment additions, net	(6,204)	(6,304)
Proceeds from sale of assets	—	370
Other	129	57

Net cash used in investing activities	(16,072)	(20,091)

Cash flows from financing activities:
Repayment of long-term obligations	(2,485)	(2,779)
Payment of accrued financing and recapitalization costs	(2,673)	(1,088)
Proceeds from issuance of common stock under stock option plans	17	—

Net cash used in financing activities	(5,141)	(3,867)

Increase in cash and cash equivalents	10,601	8,647
Cash and cash equivalents at beginning of period	7,103	10,519

Cash and cash equivalents at end of period	$17,704	$19,166

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

(1) General

     The accompanying unaudited, condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2001 Annual Report on Form 10-K.

(2) Acquisitions

     During the second quarter of 2002, the Company purchased eight animal hospitals, for an aggregate consideration (including acquisition costs) of $6.8 million, consisting of $6.6 million in cash and the assumption of liabilities totaling $200,000. The $6.8 million aggregate purchase price was allocated as follows: $185,000 to tangible assets, $6.2 million to goodwill and $450,000 to other intangible assets.

     During the first quarter of 2002, the Company purchased three animal hospitals, for an aggregate consideration (including acquisition costs) of $2.5 million, consisting of $2.2 million in cash and the assumption of liabilities totaling $300,000. The $2.5 million aggregate purchase price was allocated as follows: $64,000 to tangible assets, $2.3 million to goodwill and $147,000 to other intangible assets.

(3) Calculation of Per Share Amounts

     Below is a reconciliation of the income (loss) and shares used in the computations of the basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$10,495	$(5,820)	$16,130	$(8,809)
Increase in carrying amount of redeemable preferred stock	—	(5,193)	—	(10,221)

Income (loss) available to common shareholders (basic and diluted)	$10,495	$(11,013)	$16,130	$(19,030)

Weighted average common shares outstanding:
Basic	36,739	17,524	36,738	17,524
Effect of dilutive common stock equivalents:
Stock options	348	—	346	—

Diluted	37,087	17,524	37,084	17,524

Earnings (loss) per share:
Basic	$0.29	$(0.63)	$0.44	$(1.09)

Diluted	$0.28	$(0.63)	$0.43	$(1.09)

     The anti-dilutive effect of 1,150,000 of common stock equivalents from outstanding warrants has been excluded from EPS calculations for both the three and six months ended June 30, 2001. Additionally, the anti-dilutive effect of 722,000 and 698,000 shares from outstanding stock options have been excluded from EPS calculations for the three months and six months ended June 30, 2001, respectively.

(4) Comprehensive Income (Loss)

     Below is a calculation of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$10,495	$(5,820)	$16,130	$(8,809)
Cumulative effect of change to new accounting principle	—	—	—	(525)
Unrealized gain (loss) on hedging instruments	590	(843)	1,050	(843)
Less portion of unrealized (gain) loss recognized as other (income) expense	(61)	229	(154)	229

Net comprehensive income (loss)	$11,024	$(6,434)	$17,026	$(9,948)

     All gains and losses on hedging instruments are the result of an interest rate collar agreement. See footnote (7), “Derivatives “ for additional information. By the end of the agreement, these unrealized gains will offset against unrealized losses recognized in prior periods and will in aggregate net to zero. Accordingly, there has been no income tax benefit or expense relating to these unrealized gains and losses recognized in the Company’s net income (loss) or comprehensive income (loss).

(5) Lines of Business

     During the three and six months ended June 30, 2002 and 2001, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail products. Corporate provides selling, general and administrative support for the other segments and recognizes revenue associated with a consulting agreement.

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

     Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended June 30, 2002
Revenue	$40,604	$78,621	$500	$(2,500)	$117,225
Operating income (loss)	15,348	16,597	(3,402)	—	28,543
Depreciation/amortization expense	726	2,069	344	—	3,139
Capital expenditures	825	1,818	393	—	3,036
Three Months Ended June 30, 2001
Revenue	$35,707	$72,780	$500	$(1,938)	$107,049
Operating income (loss)	10,095	11,800	(13,502)	—	8,393
Depreciation/amortization expense	1,143	3,647	1,645	—	6,435
Capital expenditures	414	2,525	1,063	—	4,002
Six Months Ended June 30, 2002
Revenue	$78,261	$147,265	$1,000	$(4,606)	$221,920
Operating income (loss)	28,073	27,294	(6,502)	—	48,865
Depreciation/amortization expense	1,423	4,205	674	—	6,302
Capital expenditures	1,430	3,955	819	—	6,204
Six Months Ended June 30, 2001
Revenue	$68,384	$137,134	$1,000	$(3,789)	$202,729
Operating income (loss)	18,015	18,311	(18,670)	—	17,656
Depreciation/amortization expense	2,304	7,141	3,244	—	12,689
Capital expenditures	878	3,903	1,523	—	6,304
At June 30, 2002
Identifiable assets	$113,190	$333,484	$44,918	—	$491,592
At December 31, 2001
Identifiable assets	$110,466	$322,657	$35,398	—	$468,521

     Below is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes as reported on the condensed, consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total segment operating income after eliminations	$28,543	$8,393	$48,865	$17,656
Net interest expense	10,344	10,917	20,333	22,070
Other (income) expense	(61)	229	(154)	229
Minority interest in income of subsidiaries	528	425	930	700

Income (loss) before provision for income taxes	$17,732	$(3,178)	$27,756	$(5,343)

(6) Other (Income) Expense

     As a result of changes in the time value of an interest rate collar agreement, the Company recognized a non-cash gain of $61,000 and a non-cash loss of $229,000 during the three months ended June 30, 2002 and 2001, respectively, and recognized a non-cash gain of $154,000 and a non-cash loss of $229,000 during the six months ended June 30, 2002 and 2001, respectively. See footnote (7), “Derivatives” for additional information.

(7) Derivatives

     As a requirement of the Company’s senior debt obligations, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, (the “Collar Agreement”). The Collar Agreement is based on the London interbank offer rate (“LIBOR”), which resets monthly, and has a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. As a result of LIBOR rates being below the floor interest rate of 5.9%, the Company made payments under this agreement amounting to $639,000 and $214,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.3 million and $253,000 for the six months ended June 30, 2002 and 2001, respectively. These payments have been reported as part of interest expense.

     The Collar Agreement is accounted for as a cash flow hedge with its market value reported as a liability on the balance sheet. This liability decreased approximately $1.05 million to $970,000 at June 30, 2002 from $2.02 million at December 31, 2001. Of this decrease, $896,000 has been recognized in comprehensive income and the other $154,000 has been recognized in other income. The valuation of the Collar Agreement is determined by Wells Fargo Bank. As the result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 2001, the Company recorded a cumulative adjustment to other comprehensive income of approximately $525,000 during the six months ended June 30, 2001.

     When the Collar Agreement expires on November 15, 2002, management intends to enter into another derivative contract to hedge approximately 25% of the Company’s senior debt obligations outstanding against variable interest rates. Management does not anticipate entering into any other derivative contracts at this time.

(8) Accounting Pronouncements

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board, (the “FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical sale, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write down to this new value would be recognized as an expense.

     The Company adopted SFAS No. 142 on January 1, 2002. In doing so, it determined that it had two reporting units, Laboratory and Animal Hospital. On April 15, 2002, an independent valuation group concluded that the fair value of the Company’s reporting units exceeded it’s carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company plans to perform a valuation of its reporting units annually, or upon significant changes in the Company’s business environment.

     As of June 30, 2002 the Company’s goodwill, net of accumulated amortization was $325.7 million. The Company recorded $2.3 million and $4.6 million in goodwill amortization, for the three and six months ended June 30, 2001, respectively. Because of the adoption of SFAS No. 142 there was no amortization of goodwill for the three and six months ended June 30, 2002.

     The following table presents net income (loss) and earnings (loss) per share as if SFAS No. 142 had been adopted as of January 1, 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$10,495	$(5,820)	$16,130	$(8,809)
Add back goodwill amortization, net of tax	—	1,731	—	3,441

Adjusted net income (loss)	$10,495	$(4,089)	$16,130	$(5,368)

Basic earnings (loss) per share:
Reported net income (loss)	$0.29	$(0.63)	$0.44	$(1.09)
Goodwill amortization, net of tax	—	0.10	—	0.20

Adjusted basic earnings (loss) per share	$0.29	$(0.53)	$0.44	$(0.89)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.28	$(0.63)	$0.43	$(1.09)
Goodwill amortization, net of tax	—	0.10	—	0.20

Adjusted diluted earnings (loss) per share	$0.28	$(0.53)	$0.43	$(0.89)

Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company is evaluating the impact the adoption of SFAS No. 143 will have on its consolidated financial statements.

Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions relating to the impairment or disposal of long-lived assets of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS No. 144 on January 1, 2002, with no material impact to its financial statements.

Gains and Losses from Extinguishment of Debt and Capital Leases

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, to be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged.

     Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future. Gains and losses that do not meet the unusual and infrequent criteria are to be included as a component of operating income.

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At June 30, 2002, the Company had capital lease obligations of $51,000. Although the Company may enter into more capital leases, management does not expect SFAS No. 145 to have a material impact on its financial statements.

Costs Associated with Exit or Disposal of Activities

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when a company is committed to future payment of those liabilities under a binding, legal obligation. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that exit and disposal costs be recognized as liabilities when a company formalized its plan for exiting or disposing of an activity even if no legal obligation had been established.

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however early adoption is encouraged. Costs associated with exit or disposal activities will be recognized in income from continuing operations before income taxes, unless these are costs associated with discontinued operations, which would require disclosure as part of discontinued operations, net of taxes. The Company has no plans to exit or dispose of any of its business activities under the definition of SFAS No. 146, nor does the Company anticipate that SFAS No. 146 will change any of its business practices.

(9) Reclassifications

     Certain 2001 balances have been reclassified to conform to the 2002 financial statement presentation.

(10) Commitments and Contingencies

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company operates 57 animal hospitals in 11 states with these laws. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

     The Company currently is a party to a lawsuit in the State of Ohio in which that state has alleged that the management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining the Company from operating in the State of Ohio in a manner that is in violation of the state statute. In response, the Company has restructured its operations in the State of Ohio in a manner believed to conform to the state law and the court’s order. The Attorney General of the State of Ohio informed the Company that it disagrees with the Company’s position that the Company is in compliance with the court’s order. In June 2001, the Company appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, the Company engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was held on April 19, 2002. Pursuant to discussions with the Ohio Attorney General at the settlement conference, the Company submitted to the Ohio Attorney General a revised management agreement which incorporates further revisions to the structure of our operations in Ohio. The Attorney General currently is in the process of reviewing the revised agreement. If a settlement cannot be reached, the Company may be required to discontinue operations in the state. The five animal hospitals in the State of Ohio had a net book value of $6.4 million as of June 30, 2002. If the Company was required to discontinue operations in the State of Ohio, it may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $1.1 million and $297,000, respectively, for the six months ended June 30, 2002, and $2.1 million and $409,000, for the year ended December 31, 2001.

     All of the states in which the Company operates impose various registration requirements. To fulfill these requirements, each facility has been registered with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in animal hospitals owned or operated by the Company are required to maintain valid state licenses to practice.

(11) Subsequent Events

     From July 1, 2002 through August 9, 2002, the Company has acquired four animal hospitals for an aggregate consideration (including acquisition costs) of $2.4 million, consisting of $2.1 million in cash, and the assumption of liabilities of $287,000.

(12) Condensed, Consolidating Information

     In 2000, the Company established a legal structure comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is the operating company and wholly-owned by VCA. Vicar owns the capital stock of all of the Company’s other subsidiaries.

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

     Vicar’s subsidiaries are composed of wholly-owned restricted subsidiaries and partnerships. The partnerships may elect to serve as guarantors of Vicar’s obligations, however, none of the partnerships have elected to do so (the “Non-Guarantor Subsidiaries”). Vicar conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, Vicar’s ability to make required payments with respect to its indebtedness (including the 9.875% senior subordinated notes) and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

     Pursuant to Rule 3-10 of Regulation S-X, the following condensed, consolidating information is for VCA, Vicar, the Guarantor and Non-Guarantor Subsidiaries with respect to the 9.875% senior subordinated notes. This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantor and Non-Guarantor Subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantors and Non-Guarantor Subsidiaries operated as independent entities. The separate financial statements of the Guarantor Subsidiaries are not presented because management has determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of June 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and equivalents	$—	$16,172	$1,459	$73	$—	$17,704
Trade accounts receivable, net	—	—	21,769	724	—	22,493
Inventory, prepaid expenses and other	—	707	6,045	545	—	7,297
Deferred income taxes	—	8,310	—	—	—	8,310

Total current assets	—	25,189	29,273	1,342	—	55,804
Property and equipment, net	—	8,466	79,214	2,588	—	90,268
Other assets:
Goodwill, net	—	—	303,504	22,226	—	325,730
Covenants not to compete, and other intangibles, net	—	—	3,459	1,131	—	4,590
Deferred financing costs, net	736	9,723	—	—	—	10,459
Other assets	337	467	2,170	1,767	—	4,741
Investment in subsidiaries	143,488	210,962	24,141	—	(378,591)	—

Total assets	$144,561	$254,807	$441,761	$29,054	$(378,591)	$491,592

Current liabilities:
Current portion of long-term obligations	$—	$5,020	$339	$5	$—	$5,364
Accounts payable	—	4,411	2,711	—	—	7,122
Accrued payroll and related liabilities	—	4,501	6,654	324	—	11,479
Accrued interest	—	1,959	25	—	—	1,984
Income taxes payable	—	1,901	—	—	—	1,901
Other accrued liabilities	—	9,913	2,905	135	—	12,953

Total current liabilities	—	27,705	12,634	464	—	40,803
Long-term obligations, less current portion	58,860	321,633	1,000	—	—	381,493
Deferred income taxes	—	6,182	—	—	—	6,182
Minority interest	—	—	—	—	6,239	6,239
Intercompany payable (receivable)	28,826	(244,201)	217,165	(1,790)	—	—
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,857	—	—	—	—	188,857
Retained earnings (accumulated deficit)	(130,464)	144,447	210,962	30,380	(385,789)	(130,464)
Accumulated comprehensive loss	(959)	(959)	—	—	959	(959)
Notes receivable from stockholders	(596)	—	—	—	—	(596)

Total stockholders’ equity	56,875	143,488	210,962	30,380	(384,830)	56,875

Total liabilities and stockholders’ equity	$144,561	$254,807	$441,761	$29,054	$(378,591)	$491,592

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and equivalents	$—	$3,467	$3,260	$376	$—	$7,103
Trade accounts receivable, net	—	—	17,702	334	—	18,036
Inventory, prepaid expenses and other	—	1,165	5,160	554	—	6,879
Deferred income taxes	—	7,364	—	—	—	7,364
Prepaid income taxes	—	2,782	—	—	—	2,782

Total current assets	—	14,778	26,122	1,264	—	42,164
Property and equipment, net	—	8,421	78,225	2,598	—	89,244
Other assets:
Goodwill, net	—	—	298,198	19,064	—	317,262
Covenants not to compete, net	—	—	4,211	616	—	4,827
Deferred financing costs, net	780	10,600	—	—	—	11,380
Other assets	320	498	1,986	840	—	3,644
Investment in subsidiaries	123,842	179,391	19,920	—	(323,153)	—

Total assets	$124,942	$213,688	$428,662	$24,382	$(323,153)	$468,521

Current liabilities:
Current portion of long-term obligations	$—	$4,766	$389	$4	$—	$5,159
Accounts payable	—	5,223	2,074	16	—	7,313
Accrued payroll and related liabilities	—	5,019	6,440	258	—	11,717
Accrued interest	—	2,254	—	—	—	2,254
Other accrued liabilities	—	13,373	2,968	10	—	16,351

Total current liabilities	—	30,635	11,871	288	—	42,794
Long-term obligations, less current portion	54,345	324,152	672	4	—	379,173
Deferred income taxes	—	1,684	—	—	—	1,684
Minority interest	—	—	—	—	5,106	5,106
Intercompany payable (receivable)	30,833	(266,625)	236,728	(936)	—	—
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,840	—	—	—	—	188,840
Retained earnings (accumulated deficit)	(146,594)	125,697	179,391	25,026	(330,114)	(146,594)
Accumulated comprehensive loss	(1,855)	(1,855)	—	—	1,855	(1,855)
Notes receivable from stockholders	(664)	—	—	—	—	(664)

Total stockholders’ equity	39,764	123,842	179,391	25,026	(328,259)	39,764

Total liabilities and stockholders’ equity	$124,942	$213,688	$428,662	$24,382	$(323,153)	$468,521

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$107,515	$9,453	$(243)	$117,225
Direct costs	—	—	70,507	6,740	(243)	77,004

	—	500	37,008	2,713	—	40,221
Selling, general and administrative expense	—	3,558	4,610	371	—	8,539
Depreciation and amortization	—	344	2,614	181	—	3,139

Operating income (loss)	—	(3,402)	29,784	2,161	—	28,543
Net interest expense	2,386	7,956	32	(30)	—	10,344
Other income	—	(61)	—	—	—	(61)
Equity interest in income of subsidiaries	11,995	19,140	1,663	—	(32,798)	—

Income before minority interest and provision for income taxes	9,609	7,843	31,415	2,191	(32,798)	18,260
Minority interest in income of subsidiaries	—	—	—	—	528	528

Income (loss) before provision for income taxes	9,609	7,843	31,415	2,191	(33,326)	17,732
Provision (benefit) for income taxes	(886)	(4,152)	12,275	—	—	7,237

Net income (loss)	$10,495	$11,995	$19,140	$2,191	$(33,326)	$10,495

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$98,852	$7,866	$(169)	$107,049
Direct costs	—	—	67,837	5,643	(169)	73,311

	—	500	31,015	2,223	—	33,738
Selling, general and administrative expense	—	3,663	6,268	285	—	10,216
Depreciation and amortization	—	1,645	4,548	242	—	6,435
Write-down and loss on sale of assets	—	8,694	—	—	—	8,694

Operating income (loss)	—	(13,502)	20,199	1,696	—	8,393
Net interest expense	4,228	6,673	16	—	—	10,917
Other expense	—	229	—	—	—	229
Equity interest in income of subsidiaries	(2,797)	11,585	1,271	—	(10,059)	—

Income before minority interest and provision for income taxes	(7,025)	(8,819)	21,454	1,696	(10,059)	(2,753)
Minority interest in income of subsidiaries	—	—	—	—	425	425

Income (loss) before provision for income taxes	(7,025)	(8,819)	21,454	1,696	(10,484)	(3,178)
Provision (benefit) for income taxes	(1,205)	(6,022)	9,869	—	—	2,642

Net income (loss)	$(5,820)	$(2,797)	$11,585	$1,696	$(10,484)	$(5,820)

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,000	$203,941	$17,414	$(435)	$221,920
Direct costs	—	—	137,484	12,543	(435)	149,592

	—	1,000	66,457	4,871	—	72,328
Selling, general and administrative expense	—	6,828	9,656	677	—	17,161
Depreciation and amortization	—	674	5,279	349	—	6,302

Operating income (loss)	—	(6,502)	51,522	3,845	—	48,865
Net interest expense	4,527	15,801	62	(57)	—	20,333
Other income	—	(154)	—	—	—	(154)
Equity interest in income of subsidiaries	18,750	31,571	2,972	—	(53,293)	—

Income before minority interest and provision for income taxes	14,223	9,422	54,432	3,902	(53,293)	28,686
Minority interest in income of subsidiaries	—	—	—	—	930	930

Income (loss) before provision for income taxes	14,223	9,422	54,432	3,902	(54,223)	27,756
Provision (benefit) for income taxes	(1,907)	(9,328)	22,861	—	—	11,626

Net income (loss)	$16,130	$18,750	$31,571	$3,902	$(54,223)	$16,130

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,000	$187,875	$14,172	$(318)	$202,729
Direct costs	—	—	132,632	10,459	(318)	142,773

	—	1,000	55,243	3,713	—	59,956
Selling, general and administrative expense	—	7,589	12,675	510	—	20,774
Depreciation and amortization	—	3,244	8,975	470	—	12,689
Write-down and loss on sale of assets	—	8,837	—	—	—	8,837

Operating income (loss)	—	(18,670)	33,593	2,733	—	17,656
Net interest expense	8,103	13,914	71	(18)	—	22,070
Other expense	—	229	—	—	—	229
Equity interest in income of subsidiaries	(3,260)	19,209	2,051	—	(18,000)	—

Income before minority interest and provision for income taxes	(11,363)	(13,604)	35,573	2,751	(18,000)	(4,643)
Minority interest in income of subsidiaries	—	—	—	—	700	700

Income (loss) before provision for income taxes	(11,363)	(13,604)	35,573	2,751	(18,700)	(5,343)
Provision (benefit) for income taxes	(2,554)	(10,344)	16,364	—	—	3,466

Net income (loss)	$(8,809)	$(3,260)	$19,209	$2,751	$(18,700)	$(8,809)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:
Net income	$16,130	$18,750	$31,571	$3,902	$(54,223)	$16,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(18,750)	(31,571)	(2,972)	—	53,293	—
Depreciation and amortization	—	674	5,279	349	—	6,302
Amortization of deferred financing costs and debt discount	313	534	—	—	—	847
Provision for uncollectible accounts	—	—	1,243	177	—	1,420
Interest paid in kind on senior subordinated notes	4,645	—	—	—	—	4,645
Minority interest in income of subsidiaries	—	—	—	—	930	930
Distributions to minority interest partners	—	(805)	—	—	—	(805)
Increase in accounts receivable	—	—	(5,278)	(567)	—	(5,845)
Decrease (increase) in inventory, prepaid expenses and other assets	—	458	(829)	9	—	(362)
Increase (decrease) in accounts payable and accrued liabilities	—	(703)	1,462	66	—	825
Increase (decrease) in accrued payroll and related liabilities	—	(518)	280	—	—	(238)
Increase (decrease) in accrued interest	—	(295)	25	—	—	(270)
Decrease in prepaid income taxes	—	2,782	—	—	—	2,782
Increase in income tax payable	—	1,901	—	—	—	1,901
Increase in deferred income tax asset	—	(946)	—	—	—	(946)
Increase in deferred income tax liability	—	4,498	—	—	—	4,498
Increase (decrease) in intercompany payable (receivable)	(2,423)	37,875	(31,213)	(4,239)	—	—

Net cash provided by (used in) operating activities	(85)	32,634	(432)	(303)	—	31,814

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(9,997)	—	—	—	(9,997)
Property and equipment additions, net	—	(4,774)	(1,430)	—	—	(6,204)
Other	68	—	61	—	—	129

Net cash provided by (used in) investing activities	68	(14,771)	(1,369)	—	—	(16,072)

Cash flows from financing activities:
Repayment of long-term obligations	—	(2,485)	—	—	—	(2,485)
Payment of accrued financing and recapitalization costs	—	(2,673)	—	—	—	(2,673)
Proceeds from issuance of common stock under stock option plans	17	—	—	—	—	17

Net cash provided by (used in) financing activities	17	(5,158)	—	—	—	(5,141)

Increase (decrease) in cash and cash equivalents	—	12,705	(1,801)	(303)	—	10,601
Cash and cash equivalents at beginning of year	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of year	$—	$16,172	$1,459	$73	$—	$17,704

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:
Net income (loss)	$(8,809)	$(3,260)	$19,209	$2,751	$(18,700)	$(8,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	3,260	(19,209)	(2,051)	—	18,000	—
Depreciation and amortization	—	3,244	8,975	470	—	12,689
Amortization of deferred financing costs and debt discount	54	1,047	—	—	—	1,101
Provision for uncollectible accounts	—	—	1,247	116	—	1,363
Non-cash compensation	—	616	5,472	—	—	6,088
Interest paid in kind on senior subordinated notes	8,066	—	—	—	—	8,066
Write-down and loss on sale of assets	—	8,837	—	—	—	8,837
Minority interest in income of subsidiaries	—	—	—	—	700	700
Distributions to minority interest partners	—	(606)	—	—	—	(606)
Increase in accounts receivable	—	—	(3,241)	(196)	—	(3,437)
Decrease (increase) in inventory, prepaid expense and other assets	(17)	1,224	213	(71)	—	1,349
Increase in accounts payable and accrued liabilities	—	684	883	9	—	1,576
Increase in accrued payroll and related liabilities	—	938	838	—	—	1,776
Increase (decrease) in accrued interest	—	(909)	154	—	—	(755)
Increase in prepaid income taxes	—	1,906	—	—	—	1,906
Decrease in deferred income tax asset	—	90	—	—	—	90
Increase in deferred income tax liability	—	671	—	—	—	671
Decrease (increase) in intercompany payable (receivable)	(2,554)	34,171	(28,677)	(2,940)	—	—

Net cash provided by operating activities	—	29,444	3,022	139	—	32,605

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(13,539)	—	—	—	(13,539)
Real estate acquired in connection with business acquisitions	—	(675)	—	—	—	(675)
Property and equipment additions, net	—	(6,304)	—	—	—	(6,304)
Proceeds from sale of assets	—	370	—	—	—	370
Other	—	—	57	—	—	57

Net cash provided by (used in) investing activities	—	(20,148)	57	—	—	(20,091)

Cash flows from financing activities:
Repayment of long-term obligations	—	(2,779)	—	—	—	(2,779)
Payment of accrued financing and recapitalization costs	—	(1,088)	—	—	—	(1,088)

Net cash used in financing activities	—	(3,867)	—	—	—	(3,867)

Increase in cash and cash equivalents	—	5,429	3,079	139	—	8,647
Cash and cash equivalents at beginning of year	—	8,165	2,073	281	—	10,519

Cash and cash equivalents at end of year	$—	$13,594	$5,152	$420	$—	$19,166

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

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 9, 2002, and we undertake no duty to update this information. Should events occur subsequent to August 9, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or a current report on Form 8-K, each of which will be available at our website at www.vcaantech.com. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

     Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in all 50 states and completing acquisitions for a total of 160 animal hospitals. At June 30, 2002, our laboratory network consisted of 18 laboratories serving all 50 states and our animal hospital network consisted of 220 animal hospitals in 34 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

     The following table summarizes our growth in facilities for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Laboratories:
Beginning of period	16	15	16	15
Acquisitions and new facilities	2	—	2	—
Relocated into other labs operated by us	—	—	—	—

End of period	18	15	18	15

Animal hospitals:
Beginning of period	216	213	214	209
Acquisitions	8	4	11	13
Relocated into hospitals operated by us	(4)	(4)	(5)	(8)
Sold or closed	—	(2)	—	(3)

End of period	220	211	220	211

Owned at end of period	163	160	163	160
Managed at end of period	57	51	57	51

Basis of Reporting

General

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We report our operations in three segments: laboratory, animal hospital and corporate. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Laboratory revenue is presented net of discounts. Some discounts, such as those given to clients for prompt payment, are applied to clients’ accounts in periods subsequent to the period the revenue was recognized. These discounts which are not yet applied to clients’ accounts are estimated and deducted from revenue in the period the related revenue was recognized. These estimates are based upon historical experience. Errors in estimates would not have a material effect on our financial statements.

Animal Hospital Revenue

     Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees of animal hospitals that we manage. Certain states prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, we enter into arrangements with a veterinary medical group that provides all veterinary medical care, while we manage the administrative functions associated with the operation of the animal hospitals and we own or lease the hospital facility. In return for our services, the veterinary medical group pays us a management fee. We do not consolidate the operations of animal hospitals that we manage. However, for purposes of calculating same-facility revenue growth in our animal hospitals, we use the combined revenue of animal hospitals owned and managed for the entire periods presented. Same-facility revenue growth includes revenue generated by customers referred from our relocated animal hospitals.

Other Revenue

     Other revenue is comprised of consulting fees from Heinz Pet Products relating to the marketing of its proprietary pet food.

Direct Costs

     Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs. Animal hospital direct costs are comprised of all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel employed by the hospitals we own, facilities rent, occupancy costs, supply costs and costs of goods sold associated with the retail sales of pet food and pet supplies. Direct costs do not include salaries of veterinarians, technicians and certain other hospital-based personnel employed by the hospitals we manage. As a result, our direct costs are lower as a percentage of revenue than if we had consolidated the operating results of the animal hospitals we manage into our operating results.

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

EBITDA and Adjusted EBITDA

     EBITDA is operating income before depreciation and amortization. Adjusted EBITDA for the 2001 periods represent EBITDA adjusted to exclude management fees paid pursuant to our management services agreement with Leonard Green & Partners which was terminated in November 2001, non-cash compensation and write-down and loss on sale of assets. No adjustments have been made to the EBITDA calculations for 2002. Corporate EBITDA is comprised of other revenue less corporate selling, general and administrative expense, and in 2001 was adjusted to exclude non-cash compensation.

     EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe EBITDA is a useful measure of our operating performance as it reflects earnings before the impact of items that may change from period to period for reasons not directly related to our operations, such as the depreciation and amortization, interest and taxes and other non-operating or non-recurring items that occurred in 2001. EBITDA is also an important component of the financial ratios included in our debt covenants and provides us with a measure of our ability to service our debt and meet capital expenditure requirements from our operating results. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Non-Cash Compensation

     Certain stock options granted in 2000 qualified as variable stock options. Related to these variable stock options, we recorded non-cash compensation of approximately $3.0 million and $6.1 million in the three and six months ended June 30, 2001, respectively. Non-cash compensation is included in laboratory direct costs and in selling, general and administrative expense. In August 2001, all of these options were exercised or cancelled.

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

Worker’s Compensation Expense

     On October 8, 2001, we entered into a one-year workers’ compensation insurance policy with a $250,000 per-occurrence deductible and a stop-loss aggregate deductible of $4.7 million. We have determined that $3.9 million is a reasonable estimate of expected claims losses under this policy and we are accruing for these losses over the twelve-month period ending September 30, 2002. In determining this estimate, in conjunction with the insurance carrier, we reviewed our five-year history of total claims losses, ratio of losses to premiums paid, payroll growth and the current risk control environment. We are pre-funding estimated claims losses to the insurance carrier of approximately $2.9 million.

Impairment of Goodwill

     Goodwill relates to acquisitions and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to allocate our goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical sale, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write-down to this new value would be recognized as an expense.

     We have determined that we have two reporting units, Laboratory and Animal Hospital. We hired independent valuation experts to estimate the fair market value of these reporting units. The independent valuation experts concluded that the estimated value for each reporting unit is greater than the carrying amount of the net assets for those reporting units. Therefore, at this time no impairment issues exist, and the second step of the test is not necessary. We plan to perform a valuation of our reporting units annually or upon significant changes in our business environment.

Impairment of Long-lived Assets

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

Legal Settlements

     We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, and our insurance policy coverage for such matters, we have accrued $700,000 as of June 30, 2002 for legal settlements as part of other accrued liabilities.

Results of Operations

     The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Laboratory	34.6%	33.3%	35.3%	33.7%
Animal hospital	67.1	68.0	66.4	67.6
Other	0.4	0.5	0.4	0.5
Intercompany	(2.1)	(1.8)	(2.1)	(1.8)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	65.7	68.5	67.4	70.4
Selling, general and administrative expense	7.3	9.5	7.7	10.2
Depreciation and amortization	2.7	6.0	2.9	6.3
Write-down and loss on sale of assets	—	8.2	—	4.4

Operating income	24.3	7.8	22.0	8.7
Net interest expense	8.8	10.2	9.2	10.9
Other (income) expense	(0.1)	0.2	(0.1)	0.1
Minority interest in income of subsidiaries	0.4	0.4	0.4	0.3
Provision for income taxes	6.2	2.4	5.2	1.7

Net income (loss)	9.0%	(5.4)%	7.3%	(4.3)%

     The following table is a summary of the components of operating income by segment (in thousands):

				Inter-
		Animal		company
Three Months Ended June 30, 2002	Laboratory	Hospital	Corporate	Eliminations	Total

Revenue	$40,604	$78,621	$500	$(2,500)	$117,225
Direct costs	22,134	57,370	—	(2,500)	77,004
Selling, general and administrative	2,396	2,585	3,558	—	8,539
Depreciation and amortization	726	2,069	344	—	3,139

Operating income (loss)	$15,348	$16,597	$(3,402)	$—	$28,543

Three Months Ended June 30, 2001
Revenue	$35,707	$72,780	$500	$(1,938)	$107,049
Direct costs	21,166	54,083	—	(1,938)	73,311
Selling, general and administrative	3,303	3,250	3,663	—	10,216
Depreciation and amortization	1,143	3,647	1,645	—	6,435
Loss on sale of assets	—	—	8,694	—	8,694

Operating income (loss)	$10,095	$11,800	$(13,502)	$—	$8,393

				Inter-
		Animal		company
Six Months Ended June 30, 2002	Laboratory	Hospital	Corporate	Eliminations	Total

Revenue	$78,261	$147,265	$1,000	$(4,606)	$221,920
Direct costs	43,696	110,502	—	(4,606)	149,592
Selling, general and administrative	5,069	5,264	6,828	—	17,161
Depreciation and amortization	1,423	4,205	674	—	6,302

Operating income (loss)	$28,073	$27,294	$(6,502)	$—	$48,865

Six Months Ended June 30, 2001
Revenue	$68,384	$137,134	$1,000	$(3,789)	$202,729
Direct costs	41,485	105,077	—	(3,789)	142,773
Selling, general and administrative	6,580	6,605	7,589	—	20,774
Depreciation and amortization	2,304	7,141	3,244	—	12,689
Loss on sale of assets	—	—	8,837	—	8,837

Operating income (loss)	$18,015	$18,311	$(18,670)	$—	$17,656

Revenue

     The following table summarizes our revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Laboratory	$40,604	$35,707	13.7%	$78,261	$68,384	14.4%
Animal hospital	78,621	72,780	8.0%	147,265	137,134	7.4%
Other	500	500		1,000	1,000
Intercompany	(2,500)	(1,938)		(4,606)	(3,789)

Total revenue	$117,225	$107,049	9.5%	$221,920	$202,729	9.5%

Laboratory Revenue

     Laboratory revenue increased $4.9 million, or 13.7%, for the three months ended June 30, 2002, and increased $9.9 million, or 14.4%, for the six months ended June 30, 2002, comparable to the same periods in the prior year. These increases, primarily all of which were from internal growth, resulted from the increase in the overall number of tests and requisitions and an increase in the average revenue per requisition. These increases primarily were the result of the continued emphasis on selling our pet health and wellness programs and the implementation of a price increase for most tests in February 2002. A small portion of the increase for the six months ended June 30, 2002 is also due to the fact that this period contained one extra billing day as compared to the six months ended June 30, 2001.

Animal Hospital Revenue

     The following table summarizes our animal hospital revenue as reported and the combined revenue of animal hospitals that we owned and managed had we consolidated the operating results of the animal hospitals we managed into our operating results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

			%			%
	2002	2001	Change	2002	2001	Change

Animal hospital revenue as reported	$78,621	$72,780	8.0%	$147,265	$137,134	7.4%
Less: Management fees paid to us by veterinary medical groups	(12,488)	(10,347)		(22,193)	(18,961)
Add: Revenue of animal hospitals managed	21,940	18,633		40,255	34,999

Combined revenue of animal hospitals owned and managed	$88,073	$81,066	8.6%	$165,327	$153,172	7.9%

     Animal hospital revenue as reported increased $5.8 million, or 8.0%, for the three months ended June 30, 2002 and $10.1 million, or 7.4%, for the six months ended June 30, 2002 compared to the same periods in the prior year. These increases in animal hospital revenue primarily resulted from the acquisition of 19 animal hospitals that we owned, managed or relocated into other hospitals owned by us subsequent to June 30, 2001. The increase in animal hospital revenue was also due to same-facility revenue growth of 3.0% and 2.4% for the three and six months ended June 30, 2002, respectively. Same-facility revenue growth was primarily due to increases in the average amount spent per visit and revenue generated by customers referred from our relocated animal hospitals. The six month period ended June 30, 2002 contained one less business day than the same period in the prior year. Discussions in medical literature suggest that small animals may not require as many or as frequent vaccinations as is currently accepted practice. Any reduction in the number of visits to our hospitals will negatively impact our ability to continue to achieve same-facility revenue growth rates consistent with our current levels. In addition, products and supplies that we currently sell are becoming available in other distribution channels which may adversely affect our sales and the number of client visits to our hospitals.

Direct Costs

     The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,

	2002		2001			2002		2001

		% of		% of			% of		% of
	$	Revenue	$	Revenue	% Change	$	Revenue	$	Revenue	% Change

Laboratory	$22,134	54.5%	$21,166	59.3%	4.6%	$43,696	55.8%	$41,485	60.7%	5.3%
Animal hospital	57,370	73.0%	54,083	74.3%	6.1%	110,502	75.0%	105,077	76.6%	5.2%
Intercompany	(2,500)		(1,938)			(4,606)		(3,789)

Total direct costs	$77,004	65.7%	$73,311	68.5%	5.0%	$149,592	67.4%	$142,773	70.4%	4.8%

Laboratory Direct Costs

     Laboratory direct costs increased $1.0 million, or 4.6%, for the three months ended June 30, 2002 and $2.2 million, or 5.3%, for the six months ended June 30, 2002 compared to the same periods in the prior year. Laboratory direct costs as a percentage of laboratory revenue was 54.5% and 59.3% for the three months ended June 30, 2002 and 2001, respectively and 55.8% and 60.7% for the six months ended June 30, 2002 and 2001, respectively. However, laboratory direct costs for the three months and six months ended June 30, 2001 include non-cash compensation of $564,000 and $1.1 million. Excluding non-cash compensation, laboratory direct costs as a percentage of laboratory revenue would have been 57.7% and 59.0% for the three and six months ended June 30, 2001. The current year decreases in laboratory direct costs as a percentage of laboratory revenue as compared to the prior year periods primarily were attributable to additional operating leverage gained on increases in laboratory revenue.

Animal Hospital Direct Costs

     The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals owned and managed had we consolidated the operating results of the animal hospitals we manage into our operating results (in thousands):

	Three Months Ended June 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal hospital direct costs as reported	$57,370	73.0%	$54,083	74.3%	6.1%
Add: Direct costs of animal hospitals managed	21,940		18,633
Less: Management fees charged by us to veterinary medical groups	(12,488)		(10,347)

Combined direct costs of animal hospitals owned and managed	$66,822	75.9%	$62,369	76.9%	7.1%

	Six Months Ended June 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal hospital direct costs as reported	$110,502	75.0%	$105,077	76.6%	5.2%
Add: Direct costs of animal hospitals managed	40,255		34,999
Less: Management fees charged by us to veterinary medical groups	(22,193)		(18,961)

Combined direct costs of animal hospitals owned and managed	$128,564	77.8%	$121,115	79.1%	6.2%

     Animal hospital direct costs as reported increased $3.3 million, or 6.1%, for the three months ended June 30, 2002 and $5.4 million, or 5.2%, for the six months ended June 30, 2002 compared to the same periods in the prior year. Animal hospital direct costs as a percentage of animal hospital revenue decreased to 73.0% for the three months ended June 30, 2002 from 74.3% for the prior year period and decreased to 75.0% for the six months ended June 30, 2002 from 76.6% for the prior year period. The decreases in animal hospital direct costs as a percentage of animal hospital revenue during these periods primarily were attributable to additional operating leverage gained on increases in animal hospital revenue, because most of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense (“SG&A”) and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,

	2002		2001			2002		2001

		% of		% of			% of		% of
	$	Revenue	$	Revenue	% Change	$	Revenue	$	Revenue	% Change

Laboratory	$2,396	5.9%	$3,303	9.3%	(27.5)%	$5,069	6.5%	$6,580	9.6%	(23.0)%
Animal hospital	2,585	3.3%	3,250	4.5%	(20.5)%	5,264	3.6%	6,605	4.8%	(20.3)%
Corporate	3,558	3.0%	3,663	3.4%	(2.9)%	6,828	3.1%	7,589	3.7%	(10.0)%

Total SG&A	$8,539	7.3%	$10,216	9.5%	(16.4)%	$17,161	7.7%	$20,774	10.2%	(17.4)%

Laboratory SG&A

     Laboratory SG&A for the three months ended June 30, 2002 decreased $907,000, or 27.5%, compared to the same prior year period. Laboratory SG&A for the six months ended June 30, 2002 decreased $1.5 million, or 23.0%, compared to the same prior year period. However, laboratory SG&A includes non-cash compensation of $1.1 million for the three months ended June 30, 2001 and $2.3 million for the six months ended June 30, 2001. If non-cash compensation were excluded from the three months ended June 30, 2001, laboratory SG&A would have increased $241,000, or 11.2%, compared to the same prior year period and would have been 6.0% of laboratory revenue as compared to 5.9% for the three months ended June 30, 2002. If non-cash compensation were excluded from the six months ended June 30, 2001, laboratory SG&A would have increased $784,000, or 18.3%, compared to the same prior year period and would have been 6.3% of laboratory revenue as compared to 6.5% for the six months ended June 30, 2002.

     These increases in laboratory SG&A in 2002 as compared to 2001, as adjusted to exclude non-cash compensation, were primarily due to the salaries associated with new sales representatives, an increase in commission payments to sales representatives (the result of increased sales), additional marketing costs incurred on our pet health and wellness programs, and an increase in legal settlement costs accrued in 2002.

Animal Hospital SG&A

     Animal hospital SG&A for the three months ended June 30, 2002 decreased $665,000, or 20.5%, compared to the same prior year period. Animal hospital SG&A for the six months ended June 30, 2002 decreased $1.3 million, or 20.3%, compared to the same prior year period. However, animal hospital SG&A includes non-cash compensation of $1.0 million for the three months ended June 30, 2001 and $2.0 million for the six months ended June 30, 2001. If non-cash compensation were excluded from the three months ended June 30, 2001, animal hospital SG&A would have increased $359,000, or 16.1%, compared to the same prior year period and would have been 3.1% as a percentage of animal hospital revenue as compared to 3.3% for the three months ended June 30, 2002. If non-cash compensation were excluded for the six months ended June 30, 2001, animal hospital SG&A would have increased $707,000, or 15.5%, compared to the same prior year period and would have been 3.3% of animal hospital revenue as compared to 3.6% for the six months ended June 30, 2002.

     These increases in animal hospital SG&A in 2002 as compared to 2001, as adjusted to exclude non-cash compensation, primarily were due to the salaries associated with the addition of regional medical directors.

Corporate SG&A

     Corporate SG&A for the three months ended June 30, 2002 decreased $105,000, or 2.9%, compared to the same prior year period. Corporate SG&A for the six months ended June 30, 2002 decreased $761,000 or 10.0%, compared to the same prior year period. However, corporate SG&A for the three months ended June 30, 2001 includes non-cash compensation of $308,000 and management fees of $620,000 paid pursuant to our management agreement with Leonard Green & Partners that was terminated in November 2001. Corporate SG&A for the six months ended June 30, 2001 includes non-cash compensation of $616,000 and management fees of $1.2 million, as described above. If non-cash compensation and management fees were excluded from the three months ended June 30, 2001, corporate SG&A would have increased $823,000, or 30.1%, compared to the same prior year period, and would have been 2.6% as a percentage of total revenue as compared to 3.0% for the three months ended June 30, 2002. If non-cash compensation and management fees were excluded from the six months ended June 30, 2001, corporate SG&A would have increased $1.1 million, or 19.1%, compared to the same prior year period and would have been 2.8% as a percentage of total revenue as compared to 3.1% for the six months ended June 30, 2002.

     These increases in corporate SG&A in 2002 as compared to 2001, as adjusted to exclude non-cash compensation and management fees, were primarily due to the fees associated with increased professional services and insurance costs as a result of becoming a publicly traded company.

Adjusted EBITDA

     The following tables summarize our Adjusted EBITDA and our Adjusted EBITDA as a percentage of applicable revenue (in thousands):

	Three Months Ended June 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory Adjusted EBITDA (1)	$16,074	39.6%	$12,950	36.3%	24.1%
Animal hospital Adjusted EBITDA (2)	18,666	23.7%	16,471	22.6%	13.3%
Other revenue	500		500
Corporate selling, general and administrative (3)	(3,558)	(3.0)%	(2,735)	(2.6)%

Total Adjusted EBITDA	$31,682	27.0%	$27,186	25.4%	16.5%

(1)	For the three months ended June 30, 2001, laboratory EBITDA was adjusted to exclude non-cash compensation of $1.7 million. There were no adjustments in 2002.

(2)	For the three months ended June 30, 2001, animal hospital EBITDA was adjusted to exclude non-cash compensation of $1.0 million. There were no adjustments in 2002.

(3)	For the three months ended June 30, 2001, corporate selling, general and administrative expense was adjusted to exclude non-cash compensation of $308,000 and management fees of $620,000. There were no adjustments in 2002.

	Six Months Ended June 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory Adjusted EBITDA (1)	$29,496	37.7%	$23,743	34.7%	24.2%
Animal hospital Adjusted EBITDA (2)	31,499	21.4%	27,500	20.1%	14.5%
Other revenue	1,000		1,000
Corporate selling, general and administrative (3)	(6,828)	(3.1)%	(5,733)	(2.8)%

Total Adjusted EBITDA	$55,167	24.9%	$46,510	22.9%	18.6%

(1)	For the six months ended June 30, 2001, laboratory EBITDA was adjusted to exclude non-cash compensation of $3.4 million. There were no adjustments in 2002.

(2)	For the six months ended June 30, 2001, animal hospital EBITDA was adjusted to exclude non-cash compensation of $2.0 million. There were no adjustments in 2002.

(3)	For the six months ended June 30, 2001, corporate selling, general and administrative expense was adjusted to exclude non-cash compensation of $616,000 and management fees of $1.2 million. There were no adjustments in 2002.

Depreciation and Amortization

     Depreciation and amortization expense decreased $3.3 million, or 51.2%, for the three months ended June 30, 2002 and decreased $6.4 million, or 50.3%, for the six months ended June 30, 2002, compared to the same periods in the prior year.

     This decrease is primarily related to our implementation of SFAS No. 142. As a result of that implementation, we no longer amortized goodwill as of January 1, 2002. For a detailed discussion of SFAS No. 142, see “New Accounting Pronouncements.” For the three and six months ended June 30, 2001 we had $2.3 million and $4.6 million of goodwill amortization expense, respectively. In November 2001, we terminated non-competition agreements with members of senior management. For the three and six months ended June 30, 2001, we had expense related to the amortization of non-competition agreements of $1.3 million and $2.6 million, respectively.

Net Interest Expense

     Net interest expense decreased $573,000, or 5.2%, to $10.3 million for the three months ended June 30, 2002 from $10.9 million for the three months ended June 30, 2001. Net interest expense decreased $1.7 million, or 7.9%, to $20.3 million for the six months ended June 30, 2002 from $22.1 million for the six months ended June 30, 2001.

     The decrease in net interest expense primarily was due to the effect of decreasing interest rates on our variable rate obligations, and the refinancing of a portion of our higher-yield, fixed rate debt with lower-yield, fixed rate debt.

Other (Income) Expense

     Other (income) expense consisted of non-cash gains or losses on a hedging instrument resulting from changes in the time value of our collar agreement. See Footnote (7), “Derivatives” to the Notes to Condensed, Consolidated Financial Statements for additional information.

Provision for Income Taxes in Income of Subsidiaries

     Our effective income tax rate for each period can vary from the statutory rate primarily due to the non-deductibility for income tax purposes of certain items. In 2001, our effective income tax rate varied from the statutory rate primarily due to the non-deductibility of the amortization of a portion of goodwill, the recognition of non-cash compensation and the write-down of zero tax basis assets. In 2002, our effective income tax rate is comparable to the statutory rate.

Minority Interest in Income of Subsidiaries

     Minority interest in income of subsidiaries represents our partners’ proportionate share of net income generated by our subsidiaries that we do not wholly own. The increases in minority interest for the three and six months ended June 30, 2002 were the result of a change in the proportionate ownership percentages of the subsidiaries, primarily due to an increase in the number of partners.

Increase in Carrying Amount of Redeemable Preferred Stock

     The holders of our series A redeemable preferred stock and our series B redeemable preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. The dividends not paid in cash compounded quarterly. The dividends earned during the three and six months ended June 30, 2001 were added to the liquidation preference of the preferred stock. In November 2001, we redeemed all of the outstanding series A and series B redeemable preferred stock using proceeds from our initial public offering.

Liquidity and Capital Resources

Discussion of 2002

     Cash and cash equivalents increased to $17.7 million at June 30, 2002 from $7.1 million at December 31, 2001. The increase primarily resulted from $31.8 million provided by operating activities offset by $16.1 million used in investing activities and $5.1 million used in financing activities.

     Net cash of $31.8 million provided by operating activities consisted primarily of $16.1 million of net income adjusted for non-cash expenses of $13.2 million, a $2.8 million decrease in prepaid income taxes, a $1.9 million increase in income taxes payable, a $3.6 million net change in deferred tax assets and liabilities and $5.8 million used by other working capital changes.

     Net cash of $16.1 million used in investing activities is composed primarily of $6.2 million to purchase property and equipment and $10.0 million related to the acquisition of animal hospitals.

     Net cash of $5.1 million used in financing activities is composed primarily of $2.5 million used to repay debt obligations and $2.7 million used to pay accrued financing and recapitalization costs.

Future Cash Requirements

     We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility, which we have not utilized as of June 30, 2002. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled principal and interest payments under debt and capital lease obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

     Estimated future uses of cash for the remainder of 2002 include capital expenditures for land, buildings and equipment of approximately $8.8 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. We continue to examine acquisition opportunities in the laboratory field, which may impose additional cash requirements. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either fewer or greater number of facilities depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

     In addition to the foregoing, we will use approximately $2.7 million of cash for the remainder of 2002 to pay the mandatory principal payments due on our outstanding indebtedness. However, we may elect to pre-pay principal. See “Description of Indebtedness” below for additional cash obligations.

Description of Indebtedness

     In September 2000, we entered into a credit and guaranty agreement for $300.0 million of senior secured credit facilities. The credit and guaranty agreement includes a $50.0 million revolving credit facility as well as the senior term A and B notes. The revolving credit facility and senior term A notes mature in September 2006. The senior term B notes mature in September 2008. Borrowings under the credit and guaranty agreement bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal funds rate plus 0.5%, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities.” The base rate margins for the senior term A notes and the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the senior term B notes is 2.75%. The eurodollar rate margins for the senior term A notes and the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the senior term B notes is 3.75%. As of June 30, 2002, we have not utilized the revolving credit facility. As of June 30, 2002, we have $22.6 million principal amount outstanding under the senior term A notes and $120.5 million principal amount outstanding under the senior term B notes.

     In September 2000, we issued $20.0 million principal amount of senior subordinated notes due on September 20, 2010. Interest on these senior subordinated notes is 13.5% per annum, payable semi-annually in arrears in cash. As of June 30, 2002, the outstanding principal balance of our senior subordinated notes was $15.0 million. We and each existing and future domestic wholly-owned restricted subsidiary of our subsidiary, Vicar, have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for these notes.

     In September 2000, we issued $100.0 million principal amount of senior notes due September 20, 2010. Interest on our senior notes is 15.5% per annum, payable semi-annually in arrears in cash or by issuance of additional senior notes. We have issued $21.0 million in additional senior notes to pay interest since the issue date. As of June 30, 2002, the outstanding principal balance of our senior notes was $64.3 million.

     In November 2001, we issued $170.0 million principal amount of senior subordinated notes due December 1, 2009, which were exchanged for substantially similar securities that are registered under the Securities Act effective June 12, 2002. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. As of June 30, 2002, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned restricted subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for these notes.

     The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio, which is calculated on a last twelve-month basis by dividing pro forma adjusted EBITDA by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, management fees paid and provision for income taxes. At June 30, 2002, we had a fixed charge coverage ratio of 1.58 to 1.00. The credit and guaranty agreement required a fixed charge coverage ratio of no less than 1.10 to 1.00 and requires a fixed charge coverage ratio of no less than 1.10 to 1.00 in future periods.

     The following table indicates our current contractual annual cash obligations:

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$391,431	$5,159	$5,456	$6,160	$22,089	$21,971	$330,596
Fixed interest	198,889	20,880	19,270	19,245	26,720	26,196	86,578
Variable interest	78,744	10,020	12,160	13,378	12,914	12,079	18,193
Collar agreement	2,080	2,080	—	—	—	—	—
PIK interest	37,104	—	—	—	37,104	—	—
Capital lease obligations	79	79	—	—	—	—	—
Operating leases	192,612	12,247	12,530	12,575	12,285	12,165	130,810
Other long-term obligations	2,424	2,424	—	—	—	—	—

	$903,363	$52,889	$49,416	$51,358	$111,112	$72,411	$566,177

     We have both fixed rate and variable rate debt. Our variable rate debt is based on a variable rate component plus a fixed margin. We projected the variable rate component to be 3.35%, 5.13%, 6.38%, 6.50% and 6.65% for years 2002 through 2006, respectively. Our consolidated financial statements included in our 2001 Annual Report on Form 10-K discuss these variable rate notes in more detail.

     Interest on our 15.5% senior notes is payable semi-annually, in cash or by way of the issuance of additional senior notes payable semi-annually, in cash at our option through March 2005. We have elected and intend to continue electing the option of paying interest due in the form of issuing additional senior notes through March 2005. These additional senior notes issued (“PIK interest”) are payable in full in cash in September 2005 as reflected in the above table. After March 2005, interest is payable semi-annually, in cash.

Our Collar Agreement

     On November 13, 2000, we entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002. Our collar agreement is considered a cash flow hedge based on the London interbank offer rate, or LIBOR, pays out monthly, resets monthly and has a cap and floor notional amount of $62.5 million, with a cap rate of 7.5% and floor rate of 5.9%.

     The actual cash paid by us as a result of LIBOR rates falling below the floor of our collar agreement is recorded as a component of earnings. For the six months ended June 30, 2002, we have made payments of $1.3 million which are included in interest expense.

     At June 30, 2002, the fair market value of our collar agreement was a net liability to us of $970,000 and is included in other accrued liabilities on our balance sheet.

     When the Collar Agreement expires on November 15, 2002, management intends to enter into another derivative contract to hedge approximately 25% of our senior debt obligations outstanding against variable interest rates. Management does not anticipate entering into any other derivative contracts at this time.

New Accounting Pronouncements

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical sale, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write down to this new value would be recognized as an expense.

     We adopted SFAS No. 142 on January 1, 2002. In doing so, we determined that we have two reporting units, Laboratory and Animal Hospital. On April 15, 2002, an independent valuation group concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, there were no goodwill impairment issues. We plan to perform a valuation of our reporting units annually, or upon significant changes in our business environment.

     As of June 30, 2002 our goodwill, net of accumulated amortization, was $325.7 million. We recorded $2.3 million and $4.6 million in goodwill amortization, for the three and six months ended June 30, 2001, respectively. Because of the adoption of SFAS No. 142 there was no amortization of goodwill for the three and six months ended June 30, 2002.

Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS No. 143 in the first quarter of fiscal year 2003. We are evaluating the impact of the adoption of SFAS No. 143 will have on our financial statements.

Impairment of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted SFAS No. 144 on January 1, 2002 without material impact on our financial statements.

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

Gains and Losses from Extinguishment of Debt and Capital Leases

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, to be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged.

     Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future. Gains and losses that do not meet the unusual and infrequent criteria are to be included as a component of operating income.

     In 2001 and 2000, we refinanced certain of our debt and recognized extraordinary losses from the early extinguishment of debt. Our adoption of SFAS No. 145 will not change our accounting for these losses. We may refinance or pay down certain debt in the future. Depending on the nature of those transactions, related gains or losses may not qualify as extraordinary.

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At June 30, 2002, we had capital lease obligations of $51,000. Although the Company may enter into more capital leases, management does not expect SFAS No. 145 to have a material impact on its financial statements.

Costs Associated with Exit or Disposal of Activities

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when a company is committed to future payment of those liabilities under a binding, legal obligation. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that exit and disposal costs be recognized as liabilities when a company formalized its plan for exiting or disposing of an activity even if no legal obligation had been established.

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however early adoption is encouraged. Currently, we have no plans to exit or dispose of any of its business activities that would require the use of SFAS No. 146 nor do we anticipate that SFAS No. 146 will change any of our business practices.

Outlook

     In our second quarter of 2002, we reported earnings per diluted share of $0.28, which was $0.03 above the street consensus. In light of these results, we raised our targets for 2002. Our goal for 2002 net income has increased to a range of $26 to $27 million and our goal for 2002 EBITDA is a range of $99 to $102 million. Based upon 37.3 million shares expected to be outstanding, annual earnings per diluted share for 2002 is currently expected to be $0.70.

     Our future results of operations in this outlook involve a number of risks and uncertainties. We believe that we have the service offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, all of which are inherently difficult to forecast.

Risk Factors

     This Quarterly Report on Form 10-Q, including “Risk Factors” set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Risk Factors” set forth below. Should events occur subsequent to August 9, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or a current report on Form 8-K, each of which will be available at our website at www.vcaantech.com.

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

     Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 full-time equivalent employees. At June 30, 2002, we operated 220 hospitals, operated laboratories servicing approximately 13,000 customers in all 50 states and had approximately 3,500 full-time equivalent employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expense and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and laboratories. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. We expect to acquire 15 to 25 animal hospitals per year, however, based on the opportunity, the number could be higher. Historically we have experienced delays and increased costs in integrating some hospitals primarily where we acquire a large number of hospitals in a single region at or about the same time. In these cases, our field management may spend a predominant amount of time integrating these new hospitals and less time managing our existing hospitals in those regions. During these periods, there may be less attention directed to marketing efforts or staffing issues. In these circumstances, we also have experienced delays in converting the systems of acquired hospitals into our systems, which results in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. These factors have resulted in decreased revenue, increased costs and lower margins. We continue to face risks in connection with our acquisitions including:

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

The carrying value of our goodwill could be subject to impairment write-downs.

     At June 30, 2002, our balance sheet reflected $325.7 million of goodwill, which is a substantial portion of our total assets of $491.6 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units exceeds their carrying values. If we determine that the fair market value of one of our reporting units does not exceed its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. In 2002, an independent valuation group concluded that the fair value of our goodwill exceeded it’s carrying value and accordingly, as of that date, there were no goodwill impairment issues. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At June 30, 2002, our debt consisted of the following (in thousands):

Senior term A	$22,589
Senior term B	120,472
13.5% senior subordinated notes	15,000
9.875% senior subordinated notes	170,000
Senior notes	64,315
Other	1,734

394,110
Less — unamortized discount	(7,253)

Total debt obligations	$386,857

     The following table sets forth the principal and interest due by us for each of the years ending December 31:

	2002	2003	2004	2005	2006

Long-term debt	$5,159	$5,456	$6,160	$22,089	$21,971
Fixed interest	20,880	19,270	19,245	26,720	26,196
Variable interest	10,020	12,160	13,378	12,914	12,079
Collar agreement	2,080	—	—	—	—
PIK interest	—	—	—	37,104	—

Total	$38,139	$36,886	$38,783	$98,827	$60,246

     We have both fixed rate and variable rate debt. Our variable rate debt is based on a variable rate component plus a fixed margin. We projected the variable rate component to be 3.35%, 5.13%, 6.38%, 6.50% and 6.65% for years 2002 through 2006, respectively. Our consolidated financial statements included in our Annual Report on Form 10-K discuss these variable rate notes in more detail.

     Interest on our 15.5% senior notes is payable semi-annually, in cash or by way of the issuance of additional senior notes payable semi-annually, in cash at our option through March 2005. We have elected and intend to continue electing the option of paying interest due in the form of issuing additional senior notes through March 2005. These additional senior notes issued (“PIK interest”) are payable in full in cash in September 2005 as reflected in the above table. After March 2005, interest is payable semi-annually, in cash.

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

     Approximately 57% of our expense, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.

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

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of June 30, 2002, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. Attracting veterinarians to these regions may be difficult, due to the rural environment, an unwillingness to relocate and lower compensation. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of June 30, 2002 we operated 57 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

     We currently are a party to a lawsuit in the State of Ohio in which that State has alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the State of Ohio statute. In response, we have restructured our operations in the State of Ohio in a manner that we believe conforms to the State of Ohio law and the court’s order. The Attorney General of the State of Ohio has informed us that it disagrees with our position that we are in compliance with the court’s order. In June 2001 we appeared at a status conference before the trial court, at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was held on April 19, 2002. Pursuant to discussions with the Ohio Attorney General at the settlement conference, we submitted to the Ohio Attorney General a revised management agreement which incorporates further revisions to the structure of our operations in Ohio. The Attorney General currently is in the process of reviewing the revised agreement. We may not be able to reach a settlement, in which case we may be required to discontinue our operations in the state. Our five animal hospitals in the State of Ohio have a net book value of $6.4 million as of June 30, 2002. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $1.1 million and $297,000, respectively, for the six months ended June 30, 2002, and $2.1 million and $409,000, for the year ended December 31, 2001.

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

     Our laboratory operations depend, in part, on the continued and uninterrupted performance of our information technology systems and transportation network. Our growth has necessitated continued expansion upgrade of our information technology systems and transportation network. Sustained system failures or interruption in our transportation network or in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure.

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

     In addition, over time we have significantly customized the computer systems in our laboratory business. We rely on a limited number of employees to upgrade and maintain these systems. If we were to lose the services of some or all of these employees, it may be time-consuming for new employees to become familiar with our systems, and we may experience disruptions in service during these periods.

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

We plan to relocate our largest laboratory, which may cause disruptions to our business.

     We plan to relocate our laboratory in Farmingdale, New York to increase its capacity and to improve its turn-around time to report laboratory results by taking advantage of a location that is closer to major airports. We have identified a location and begun the necessary renovations. We currently plan to move into the new facility over the period of a weekend in the fall, with minimal disruption to business. We may not begin operations in this new facility either on time or within budget due to unforeseen difficulties with construction schedules and the relocation of information systems. If our relocation takes longer than anticipated, we may be required to re-route laboratory services to other laboratories which would increase our costs and cause delays in turn-around time. Upon relocating, we may initially experience a slower turn-around time due to unanticipated logistical problems in transportation, telecommunications and data processing. If we cannot execute this move efficiently, our laboratory operations, operational efficiencies and service quality could suffer, we could lose customers and our revenue could be adversely impacted.

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

     Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 35.5% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring stockholder approval and will have significant control over our management and policies. The directors elected by these stockholders will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain debt obligations as well as a collar agreement that are exposed to market risk associated with variable interest rates. As of June 30, 2002, we had borrowings of $143.1 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we entered into a no-fee interest rate collar agreement with a cap and floor notional amount of $62.5 million, a cap rate of 7.5% and a floor rate of 5.9%, both based on LIBOR. The collar agreement expires November 15, 2002.

     Accordingly, for the period January 1, 2002 to November 15, 2002:

•	if the benchmark rate is below 5.9% and a change in the rate does not cause the benchmark to exceed 5.9%, every one-half percent increase in the benchmark rate will cause interest expense to increase by $445,000, while a one-half percent decrease will cause interest expense to decrease by $445,000;

•	if the benchmark rate is equal to or between 5.9% and 7.5% and a change in the rate does not cause the benchmark to exceed 7.5% or drop below 5.9%, every one-half percent increase in the benchmark rate will cause interest expense to increase by $718,000, while a one-half percent decrease will cause interest expense to decrease by $718,000; and

•	if the benchmark rate is above 7.5% and a change in the rate does not cause the benchmark to drop below 7.5%, every one-half percent increase in the benchmark rate would cause interest expense to increase by $445,000, while a one-half percent decrease would cause interest expense to decrease by $445,000.

     At June 30, 2002, the one month LIBOR rate was approximately 1.84%.

     At November 15, 2002, we intend to enter into another interest hedging agreement per the requirements of our debt obligations, the terms of which we do not know and are unable to forecast.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Ohio Attorney General’s office filed a lawsuit on December 14, 1998, in the Franklin County Court of Common Pleas in the State of Ohio in which the state alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing, or holding themselves out as providers of, veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the state statute. In response, we have restructured our operations in the State of Ohio in a manner that we believe conforms to the state law and the court’s order. The Attorney General of the State of Ohio informed us that it disagrees with our position that we are in compliance with the court’s order. In June 2001, we appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties appeared at an additional status conference in February 2002. The parties were not able to reach a settlement prior to the February status conference. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that was scheduled for March 19, 2002. The court postponed the settlement conference until April 19, 2002. Pursuant to discussions with the Ohio Attorney General at the settlement conference, we are in the process of further restructuring our operations in Ohio. The next settlement conference has yet to be scheduled. If a settlement cannot be reached, the company would be required to discontinue operations in the state. Our five animal hospitals in the State of Ohio have a book value of $6.4 million as of June 30, 2002. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $1.1 million and $297,000, respectively, for the six months ended June 30, 2002, and $2.1 million and $409,000, for the year ended December 31, 2001.

     On November 30, 2001, two majority stockholders of a company that merged with Zoasis.com, Inc. in June 2000 filed a civil complaint against VCA, Zoasis.com, Inc. and Robert Antin. In the merger, the two stockholders received a less than 10% interest in Zoasis. At the same time, VCA acquired a less than 20% interest in Zoasis.com, Inc. for an investment of $5.0 million. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis.com and serves on its board of directors. See “Related Party Transactions.” The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiffs’ investment in Zoasis.com. On December 31, 2001, we filed a demurrer to the complaint. On February 25, 2002, the plaintiffs filed an opposition to our demurrer, and on March 1, 2002, we filed our reply to plaintiffs’ opposition. On March 7, 2002, our demurrer was denied. On March 22, 2002, we filed an answer to plaintiffs’ complaint denying all allegations in the complaint, and we filed a counter claim alleging breach of contract and claim and delivery. We currently are involved in the discovery process. A status conference was held on May 9, 2002 at which the judge ordered the parties to participate in mediation. Mediation occurred on August 7, 2002, and no settlement was reached. The court has scheduled a final status conference for November 22, 2002, and a trial date of December 2, 2002.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 10, 2002, we held our annual meeting of stockholders at which we elected eight directors. Our directors were elected to one of three classes with staggered terms as follows:

•	Class I — Will hold office until the 2003 annual meeting of stockholders and thereafter for a term of three years.

•	Class II — Will hold office until the 2004 annual meeting of stockholders and thereafter for a term of three years.

•	Class III — Will hold office until the 2005 annual meeting of stockholders and thereafter for a term of three years.

     Accordingly, depending on the director’s class status, a director will hold office for a period of one, two or three years and until their respective successors have been elected at the appropriate annual meeting of stockholders.

     The names of the eight nominees elected to serve as our directors and the results of the election are as follows:

Candidates	Class	Yes Votes	No Votes	Abstain	Broker Non-Vote

Arthur J. Antin	I	31,315,230	—	1,202,078	—
John M. Baumer	I	32,513,508	—	3,800	—
C. N. Franklin Reddick III	I	32,513,433	—	3,875	—
Robert L. Antin	II	31,395,105	—	1,122,203	—
John G. Danhakl	II	32,516,508	—	800	—
Melina Higgins	II	32,513,433	—	3,875	—
John Heil	III	32,513,508	—	3,800	—
Peter J. Nolan	III	32,516,508	—	800	—

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

(1) Report on form 8-K, filed April 26, 2002, under item 5, financial information for the first quarter of the fiscal year ended December 31, 2002 and updated financial guidance for the fiscal year 2002.

Report on form 8-K, filed May 14, 2002, reporting under item 5, Vicar Operating, Inc. offered to exchange $1,000 principal amount of its 9.875% senior subordinated notes due 2009, which have been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its outstanding 9.875% senior subordinated notes due 2009.

(2) Report on form 8-K, filed May 14, 2002, reporting under item 5, Vicar Operating, Inc. offered to exchange $1,000 principal amount of its 9.875% senior subordinated notes due 2009, which have been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its outstanding 9.875% senior subordinated notes due 2009.

(3) Report on form 8-K, filed June 13, 2002, reporting under item 5, Vicar Operating, Inc. completed its offer to exchange $1,000 principal amount of its 9.875% senior subordinated notes due 2009, which have been registered under the Securities Act of 1933, as amended, for each $1,000 principal amount of its outstanding 9.875% senior subordinated notes due 2009.

(4) Report on form 8-K, filed June 19, 2002, reporting under item 4, dismissed Arthur Andersen LLP as the independent accountants of VCA Antech, Inc and engaged KPMG, LLP as independent auditor to audit financial statements for the fiscal year ending December 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, August 14, 2002.

By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Its:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.