Form 10-Q
period 2002-09-30
VCA ANTECH INC
filed 2002-11-14
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒   No   ☐.

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date: Common stock, $0.001 par value 36,762,975 shares as of November 8, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED, CONSOLIDATED BALANCE SHEETS As of September 30, 2002 and December 31, 2001 (Unaudited)
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS For the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Certification
Certification
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

VCA ANTECH, INC.
FORM 10-Q
SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$32,358	$7,103

Trade accounts receivable, less allowance for uncollectible accounts of $6,011 and $5,241 at September 30, 2002 and December 31, 2001, respectively	20,791	18,036

Inventory, prepaid expenses and other	7,880	6,879

Deferred income taxes	9,682	7,364

Prepaid income taxes	—	2,782

Total current assets	70,711	42,164

Property and equipment, net	93,604	89,244

Other assets:

Goodwill, net	332,543	317,262

Covenants not to compete, net	4,522	4,827

Deferred financing costs, net	7,394	11,380

Other assets	4,606	3,644

Total assets	$513,380	$468,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term obligations	$1,793	$5,159

Accounts payable	9,131	7,313

Accrued payroll and related liabilities	14,509	11,717

Accrued interest	5,659	2,254

Income taxes payable	2,035	—

Other accrued liabilities	13,195	16,351

Total current liabilities	46,322	42,794

Long-term obligations, less current portion	387,041	379,173

Deferred income taxes	9,371	1,684

Minority interest	5,732	5,106

Stockholders’ equity:

Common stock, par value $0.001, 75,000 shares authorized, 36,761 and 36,736 shares outstanding as of September 30, 2002 and December 31, 2001, respectively	37	37

Additional paid-in capital	188,865	188,840

Accumulated deficit	(123,429)	(146,594)

Accumulated comprehensive loss—unrealized loss on hedging instruments	(319)	(1,855)

Notes receivable from stockholders	(240)	(664)

Total stockholders’ equity	64,914	39,764

Total liabilities and stockholders’ equity	$513,380	$468,521

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$114,972	$102,636	$336,892	$305,365

Direct costs (excludes operating depreciation of $2,399 and $2,105 for the three months ended September 30, 2002 and 2001, respectively, and $7,007 and $6,183 for the nine months ended September 30, 2002 and 2001, respectively; includes non-cash compensation of $283 and $1,412 for the three and nine months ended September 30, 2001, respectively)	77,157	70,681	226,749	213,454

	37,815	31,955	110,143	91,911

Selling, general and administrative expense (includes non- cash compensation of $1,240 and $6,199 for the three and nine months ended September 30, 2001, respectively)	8,732	9,591	25,893	30,365

Depreciation and amortization	3,028	6,432	9,330	19,121

Write-down and (gain) loss on sale of assets	(80)	(92)	(80)	8,745

Operating income	26,135	16,024	75,000	33,680

Net interest expense	10,208	10,317	30,541	32,387

Other (income) expense	(5)	4	(159)	233

Minority interest in income of subsidiaries	430	404	1,360	1,104

Income (loss) before provision for income taxes and extraordinary item	15,502	5,299	43,258	(44)

Provision for income taxes	6,466	3,275	18,092	6,741

Income (loss) before extraordinary item	9,036	2,024	25,166	(6,785)

Extraordinary loss on early extinguishment of debt (net of income tax benefit of $1,390)	2,001	—	2,001	—

Net income (loss)	7,035	2,024	23,165	(6,785)

Increase in carrying amount of redeemable preferred stock	—	5,362	—	15,583

Net income (loss) available to common stockholders	$7,035	$(3,338)	$23,165	$(22,368)

Basic earnings (loss) per common share:

Income (loss) before extraordinary item	$0.24	$(0.19)	$0.68	$(1.27)

Extraordinary loss on early extinguishment of debt	(0.05)	—	(0.05)	—

Earnings (loss) per common share	$0.19	$(0.19)	$0.63	$(1.27)

Diluted earnings (loss) per common share:

Income (loss) before extraordinary item	$0.24	$(0.19)	$0.68	$(1.27)

Extraordinary loss on early extinguishment of debt	(0.05)	—	(0.05)	—

Earnings (loss) per common share	$0.19	$(0.19)	$0.63	$(1.27)

Shares used for computing basic earnings (loss) per share	36,756	17,878	36,744	17,643

Shares used for computing diluted earnings (loss) per share	37,094	17,878	37,088	17,643

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$23,165	$(6,785)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	9,330	19,121

Amortization of deferred financing costs and debt discounts	1,264	1,667

Provision for uncollectible accounts	2,347	2,182

Extraordinary loss on early extinguishment of debt	3,391	—

Non-cash compensation	—	7,611

Interest paid in kind on 15.5% senior notes	7,045	12,259

Write-down and (gain) loss on sale of assets	(80)	8,745

Minority interest in income of subsidiaries	1,360	1,104

Distributions to minority interest partners	(1,339)	(1,083)

Increase in accounts receivable	(5,055)	(3,736)

Decrease (increase) in inventory, prepaid expenses and other assets	(918)	685

Increase (decrease) in accounts payable and accrued liabilities	3,945	(307)

Increase in accrued payroll and related liabilities	2,792	3,930

Increase (decrease) in accrued interest	3,405	(1,547)

Decrease in prepaid income taxes	2,782	479

Increase in income taxes payable	2,035	—

Increase in deferred income tax asset	(2,318)	(1,180)

Increase in deferred income tax liability	7,687	6,171

Net cash provided by operating activities	60,838	49,316

Cash flows from investing activities:

Business acquisitions, net of cash acquired	(17,845)	(20,615)

Real estate acquired in connection with business acquisitions	—	(675)

Property and equipment additions, net	(13,405)	(9,929)

Proceeds from sale of assets	1,391	603

Other	159	285

Net cash used in investing activities	(29,700)	(30,331)

Cash flows from financing activities:

Repayment of long-term obligations	(145,978)	(3,735)

Proceeds from issuance of long-term debt	143,061	—

Payment of accrued financing and recapitalization costs	(3,415)	(2,138)

Proceeds from issuance of common stock under stock option plans	25	—

Other	424	—

Net cash used in financing activities	(5,883)	(5,873)

Increase in cash and cash equivalents	25,255	13,112

Cash and cash equivalents at beginning of period	7,103	10,519

Cash and cash equivalents at end of period	$32,358	$23,631

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

(1)	General

         The accompanying unaudited, condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2001 Annual Report on Form 10-K.

(2)	Acquisitions

         During the third quarter of 2002, the Company purchased seven animal hospitals, for an aggregate consideration (including acquisition costs) of $6.8 million, consisting of $6.3 million in cash and the assumption of liabilities totaling $500,000. The $6.8 million aggregate purchase price was allocated as follows: $200,000 to tangible assets, $6.2 million to goodwill and $359,000 to other intangible assets.

         During the nine months ended September 30, 2002, the Company purchased 18 animal hospitals, for an aggregate consideration (including acquisition costs) of $16.1 million, consisting of $15.1 million in cash and the assumption of liabilities totaling $1.0 million. The $16.1 million aggregate purchase price was allocated as follows: $449,000 to tangible assets, $14.7 million to goodwill and $956,000 to other intangible assets.

         During the nine months ended September 30, 2002, the Company also made payments in the amount of approximately $2.7 million related to contractual obligations related to prior year acquisitions.

(3)	Calculation of Per Share Amounts

         Below is a reconciliation of the income (loss) and shares used in the computations of the basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) before extraordinary item	$9,036	$2,024	$25,166	$(6,785)

Increase in carrying amount of redeemable preferred stock	—	5,362	—	15,583

Income (loss) available to common stockholders before extraordinary item	9,036	(3,338)	25,166	(22,368)

Extraordinary loss on early extinguishment of debt, net of income tax benefit	2,001	—	2,001	—

Net income (loss) available to common stockholders (basic and diluted)	$7,035	$(3,338)	$23,165	$(22,368)

Weighted average common shares outstanding:

Basic	36,756	17,878	36,744	17,643

Effect of dilutive common stock equivalents:

Stock options	338	—	344	—

Diluted	37,094	17,878	37,088	17,643

Basic earnings (loss) per common share:

Income (loss) before extraordinary item	$0.24	$(0.19)	$0.68	$(1.27)

Extraordinary loss on early extinguishment of debt	(0.05)	—	(0.05)	—

Earnings (loss) per common share	$0.19	$(0.19)	$0.63	$(1.27)

Diluted earnings (loss) per common share:

Income (loss) before extraordinary item	$0.24	$(0.19)	$0.68	$(1.27)

Extraordinary loss on early extinguishment of debt	(0.05)	—	(0.05)	—

Earnings (loss) per common share	$0.19	$(0.19)	$0.63	$(1.27)

         The anti-dilutive effect of 1,150,000 shares of common stock equivalents from outstanding warrants has been excluded from EPS calculations for both the three and nine months ended September 30, 2001. Additionally, the anti-dilutive effect of 538,000 and 651,000 shares from outstanding stock options have been excluded from EPS calculations for the three and nine months ended September 30, 2001, respectively.

(4)	Comprehensive Income (Loss)

         Below is a calculation of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$7,035	$2,024	$23,165	$(6,785)

Cumulative effect of change to new accounting principle	—	—	—	(525)

Unrealized gain (loss) on hedging instruments	645	(883)	1,695	(1,726)

Less portion of unrealized (gain) loss recognized as other (income) expense	(5)	4	(159)	233

Net comprehensive income (loss)	$7,675	$1,145	$24,701	$(8,803)

         All gains and losses on hedging instruments are the result of an interest rate collar agreement. See Footnote (8), “Derivatives ” for additional information. By the end of the agreement, these unrealized gains will offset against unrealized losses recognized in prior periods and will in aggregate net to zero. Accordingly, there has been no income tax benefit or expense relating to these unrealized gains and losses recognized in the Company’s net income (loss) or comprehensive income (loss). The unrealized gains and losses recognized as other (income) expense relate to the ineffective portion of the interest rate collar agreement.

(5)	Extraordinary Loss on Early Extinguishment of Debt

         On August 29, 2002, the Company refinanced its senior credit facility by borrowing $143.1 million in Senior Term C notes and used these proceeds to pay the entire outstanding principal balance on the Senior Term A and B notes. In conjunction with the transaction the Company wrote off $3.4 million in deferred financing costs as an extraordinary loss on early extinguishment of debt, which provided a related tax benefit of $1.4 million.

(6)	Lines of Business

         During the three and nine months ended September 30, 2002 and 2001, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail products. Corporate provides selling, general and administrative support for the other segments and recognizes revenue associated with a consulting agreement.

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

         Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended September 30, 2002

Revenue	$38,650	$78,118	$500	$(2,296)	$114,972

Operating income (loss)	13,523	16,012	(3,400)	—	26,135

Depreciation/amortization expense	715	1,961	352	—	3,028

Capital expenditures	4,501	2,417	283	—	7,201

Three Months Ended September 30, 2001

Revenue	$33,471	$70,531	$500	$(1,866)	$102,636

Operating income (loss)	9,512	11,459	(4,947)	—	16,024

Depreciation/amortization expense	1,153	3,688	1,591	—	6,432

Capital expenditures	670	2,515	440	—	3,625

Nine Months Ended September 30, 2002

Revenue	$116,911	$225,383	$1,500	$(6,902)	$336,892

Operating income (loss)	41,596	43,306	(9,902)	—	75,000

Depreciation/amortization expense	2,138	6,166	1,026	—	9,330

Capital expenditures	5,931	6,372	1,102	—	13,405

Nine Months Ended September 30, 2001

Revenue	$101,855	$207,665	$1,500	$(5,655)	$305,365

Operating income (loss)	27,527	29,770	(23,617)	—	33,680

Depreciation/amortization expense	3,457	10,829	4,835	—	19,121

Capital expenditures	1,548	6,418	1,963	—	9,929

At September 30, 2002

Identifiable assets	$114,913	$341,106	$57,361	—	$513,380

At December 31, 2001

Identifiable assets	$110,466	$322,657	$35,398	—	$468,521

         Below is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes as reported on the condensed, consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total segment operating income after eliminations	$26,135	$16,024	$75,000	$33,680

Net interest expense	10,208	10,317	30,541	32,387

Other (income) expense	(5)	4	(159)	233

Minority interest in income of subsidiaries	430	404	1,360	1,104

Income (loss) before provision for income taxes and extraordinary item	$15,502	$5,299	$43,258	$(44)

(7)	Other (Income) Expense

         As a result of changes in the time value of an interest rate collar agreement, the Company recognized a non-cash gain of $5,000 and a non-cash loss of $4,000 during the three months ended September 30, 2002 and 2001, respectively, and recognized a non-cash gain of $159,000 and a non-cash loss of $233,000 during the nine months ended September 30, 2002 and 2001, respectively. See Footnote (8), “Derivatives” for additional information.

(8)	Derivatives

         The Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, (the “Collar Agreement”). The Collar Agreement is based on the London interbank offer rate (“LIBOR”), which resets monthly, and has a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. As a result of LIBOR rates being below the floor interest rate of 5.9%, the Company made payments under this agreement amounting to $666,000 and $347,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.9 million and $600,000 for the nine months ended September 30, 2002 and 2001, respectively. These payments have been reported as part of interest expense.

         The Collar Agreement is accounted for as a cash flow hedge with its market value reported as a liability on the balance sheet. This liability decreased approximately $1.7 million to $326,000 at September 30, 2002 from $2.0 million at December 31, 2001. Of this decrease, $1.5 million has been recognized in comprehensive income and the other $159,000 has been recognized in other income. The valuation of the Collar Agreement is determined by Wells Fargo Bank. As the result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 2001, the Company recorded a cumulative adjustment to other comprehensive income of approximately $525,000 during the nine months ended September 30, 2001.

         When the Collar Agreement expires on November 15, 2002, the Company intends to enter into additional derivative contracts to hedge against part or all of the risk of increasing interest rates that would increase interest payments on the $142.7 million of Senior Term C notes, which are based on variable rates.

(9)	Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board, (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical purchase, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write down to this new value would be recognized as an expense.

         The Company adopted SFAS No. 142 on January 1, 2002. In doing so, it determined that it had two reporting units, Laboratory and Animal Hospital. On April 15, 2002, an independent valuation group concluded that the fair value of the Company’s reporting units exceeded it’s carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company plans to perform a valuation of its reporting units in January of each year, or upon significant changes in the Company’s business environment.

         As of September 30, 2002 the Company’s goodwill, net of accumulated amortization was $332.5 million. The Company recorded $2.3 million and $6.9 million in goodwill amortization, for the three and nine months ended September 30, 2001, respectively. Because of the adoption of SFAS No. 142 there was no amortization of goodwill for the three and nine months ended September 30, 2002.

         The following table presents net income (loss) available to common stockholders and earnings (loss) per share as if SFAS No. 142 had been adopted as of January 1, 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss) available to common stockholders	$7,035	$(3,338)	$23,165	$(22,368)

Add back goodwill amortization, net of tax	—	1,765	—	5,206

Adjusted net income (loss)	$7,035	$(1,573)	$23,165	$(17,162)

Basic earnings (loss) per share:

Reported net income (loss)	$0.19	$(0.19)	$0.63	$(1.27)

Goodwill amortization, net of tax	—	0.10	—	0.30

Adjusted basic earning (loss) per share	$0.19	$(0.09)	$0.63	$(0.97)

Diluted earnings (loss) per share:

Reported net income (loss)	$0.19	$(0.19)	$0.63	$(1.27)

Goodwill amortization, net of tax	—	0.10	—	0.30

Adjusted diluted earnings (loss) per share	$0.19	$(0.09)	$0.63	$(0.97)

         The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2002 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2002	$85,101	$232,161	$317,262

Goodwill acquired and purchase price adjustments	—	15,281	15,281

Balance as of September 30, 2002	$85,101	$247,442	$332,543

         In addition to goodwill, the Company has other intangible assets as follows (in thousands):

	As of September 30, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not to compete	$12,301	$(7,779)	$4,522

Client lists	579	(461)	118

Total	$12,880	$(8,240)	$4,640

         The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Aggregate amortization expense (1)	$276	$1,715	$1,297	$5,158

(1)	Does not include goodwill amortization of $2.3 million and $6.9 million for the three and nine months ended September 30, 2001, respectively. There was no goodwill amortization recorded in 2002.

         Estimated amortization expense for other intangible assets for the next five years is as follows (in thousands):

For the Year Ending
December 31,

2002	$1,773

2003	$1,814

2004	$1,802

2005	$1,492

2006	$1,389

(10)	Accounting Pronouncements

Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial statements.

Impairment of Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions relating to the impairment or disposal of long-lived assets of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS No. 144 on January 1, 2002, with no material impact to its financial statements.

Gains and Losses from Extinguishment of Debt and Capital Leases

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, to be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged.

         Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future. Any gains or losses on extinguishment of debt that do not meet the criteria of APB No. 30 shall be classified as a component of income from recurring operations. In addition, any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods presented that do not meet the criteria of APB No. 30 shall be reclassified as a component of income from recurring operations.

         The Company will adopt SFAS No. 145 at the beginning of fiscal year 2003. As detailed in Footnote (5), “Extraordinary Loss on Early Extinguishment of Debt,” the Company recognized an extraordinary loss related to the early extinguishment of debt of approximately $3.4 million, before taxes, during the three months ended September 30, 2002. In addition, the Company recognized extraordinary losses related to the early extinguishment of debt, before taxes in the amount of approximately $17.2 million and $4.5 million during years 2001 and 2000, respectively. The Company does not believe these losses on extinguishment of debt meet the criteria of APB No. 30 as the Company has historically participated in and may continue to participate in periodic debt refinancing. As a result of adopting SFAS No. 145, the Company will reclassify losses on extinguishment of debt from extraordinary losses to a component of income from recurring operations. This reclassification will not impact net income.

         SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At September 30, 2002, the Company had capital lease obligations of $43,000. Although the Company may enter into more capital leases, management does not expect this provision of SFAS No. 145 to have a material impact on its financial statements.

Costs Associated with Exit or Disposal of Activities

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when a company is committed to future payment of those liabilities under a binding, legal obligation. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that exit and disposal costs be recognized as liabilities when a company formalized its plan for exiting or disposing of an activity even if no legal obligation had been established.

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

Goodwill Impairment Test

         In August 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB No. 142, Goodwill and Other Intangible Assets. EITF Issue No. 02-13 was issued to provide guidance on how to account for deferred tax balances in determining a reporting unit’s fair value, a reporting unit’s carrying amount and the implied fair value of goodwill. The consensus in this issue will be applied prospectively in performing either the first or second step of the impairment test required by SFAS No. 142 for tests performed after September 12, 2002. The Company has not determined yet what impact EITF Issue No. 02-13 will have on its consolidated financial statements.

(11)	Reclassifications

         Certain 2001 balances have been reclassified to conform to the 2002 financial statement presentation.

(12)	Commitments and Contingencies

         The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company operates 58 animal hospitals in 11 states with these laws. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

         The Company currently is a party to a lawsuit in the State of Ohio in which that state has alleged that the management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining the Company from operating in the State of Ohio in a manner that is in violation of the state statute. In response, the Company restructured its operations in the State of Ohio in a manner believed to conform to the state law and the court’s order. The Attorney General of the State of Ohio informed the Company that it disagreed with the Company’s position that the Company is in compliance with the court’s order. In June 2001, the Company appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, the Company engaged in discussions with the Attorney General’s office in the State of Ohio. The parties were not able to reach a settlement prior to an additional status conference that occurred in February 2002. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that occurred in April 2002. Pursuant to discussions with the Ohio Attorney General at that settlement conference, the Company submitted to the Ohio Attorney General a revised management agreement that incorporates further revisions to the structure of its operations in Ohio. Following its review of the revised agreement, the Ohio Attorney General requested further revisions to the management agreement, and, in response, the Company has submitted a further revised agreement which is consistent with those suggestions and which currently is under review by the Ohio Attorney General. If a settlement cannot be reached, the Company may be required to discontinue operations in the state. The five animal hospitals in the State of Ohio had a net book value of $6.4 million as of September 30, 2002. If the Company was required to discontinue operations in the State of Ohio, it may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $1.6 million and $461,000, respectively, for the nine months ended September 30, 2002, and $2.1 million and $409,000, for the year ended December 31, 2001.

         On November 30, 2001, two majority stockholders of a company that merged with Zoasis.com, Inc. in June 2000 filed a civil complaint against VCA, Zoasis.com, Inc. and Robert Antin. In the merger, the two stockholders received a less than 10% interest in Zoasis. At the same time, VCA acquired a less than 20% interest in Zoasis.com, Inc. for an investment of $5.0 million. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis.com and serves on its board of directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiffs’ investment in Zoasis.com. On December 31, 2001, the Company filed a demurrer to the complaint. On February 25, 2002, the plaintiffs filed an opposition to the Company’s demurrer, and on March 1, 2002, the Company filed our reply to plaintiffs’ opposition. On March 7, 2002, the Company’s demurrer was denied. On March 22, 2002, the Company filed an answer to plaintiffs’ complaint denying all allegations in the complaint, and the Company filed a counter claim alleging breach of contract and claim and delivery. The Company is currently involved in the discovery process. A status conference was held on May 9, 2002 at which the judge ordered the parties to participate in mediation. Mediation occurred on August 7, 2002, and no settlement was reached. The court has scheduled a final status conference for January 31, 2003, and a trial date of February 14, 2003.

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

(13)	Subsequent Events

Acquisitions

         From October 1, 2002 through November 8, 2002, the Company acquired one animal hospital and one laboratory for an aggregate consideration (including acquisition costs) of $3.0 million, consisting of $2.4 million in cash, and the assumption of liabilities totaling $595,000.

Repayment of 13.5% Senior Subordinated and 15.5% Senior Notes

         On October 24, 2002, the Company borrowed $25.0 million in additional Senior Term C notes under the credit and guaranty agreement. The proceeds from this borrowing and $25.2 million of cash on-hand were used to voluntarily repay the remaining principal balance of $15.0 million for the Company’s 13.5% senior subordinated notes and repay $30.0 million of its 15.5% senior notes. As a result of repaying these notes, the Company will recognize an additional extraordinary loss, net of income tax benefit, of approximately $5.5 million during the fourth quarter of 2002.

Swap Agreement

         On November 7, 2002 the Company entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

(14)	Condensed, Consolidating Information

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of September 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:

Cash and equivalents	$—	$30,460	$1,717	$181	$—	$32,358

Trade accounts receivable, net	—	—	20,094	697	—	20,791

Inventory, prepaid expenses and other	—	1,246	6,060	574	—	7,880

Deferred income taxes	—	9,682	—	—	—	9,682

Total current assets	—	41,388	27,871	1,452	—	70,711

Property and equipment, net	—	7,877	83,133	2,594	—	93,604

Other assets:

Goodwill, net	—	—	310,012	22,531	—	332,543

Covenants not to compete, net	—	—	3,807	715	—	4,522

Deferred financing costs, net	714	6,680	—	—	—	7,394

Other assets	246	456	2,137	1,767	—	4,606

Investment in subsidiaries	152,635	227,997	24,094	—	(404,726)	—

Total assets	$153,595	$284,398	$451,054	$29,059	$(404,726)	$513,380

Current liabilities:

Current portion of long-term obligations	$—	$1,484	$305	$4	$—	$1,793

Accounts payable	—	5,978	3,153	—	—	9,131

Accrued payroll and related liabilities	—	8,176	6,016	317	—	14,509

Accrued interest	—	5,649	10	—	—	5,659

Income taxes payable	—	2,035	—	—	—	2,035

Other accrued liabilities	—	9,719	3,338	138	—	13,195

Total current liabilities	—	33,041	12,822	459	—	46,322

Long-term obligations, less current portion	61,240	324,825	976	—	—	387,041

Deferred income taxes	—	9,371	—	—	—	9,371

Minority interest	—	—	—	—	5,732	5,732

Intercompany payable (receivable)	27,441	(235,474)	209,259	(1,226)	—	—

Stockholders’ equity:

Common stock	37	—	—	—	—	37

Additional paid-in capital	188,865	—	—	—	—	188,865

Retained earnings (accumulated deficit)	(123,429)	152,954	227,997	29,826	(410,777)	(123,429)

Accumulated comprehensive loss	(319)	(319)	—	—	319	(319)

Notes receivable from stockholders	(240)	—	—	—	—	(240)

Total stockholders’ equity	64,914	152,635	227,997	29,826	(410,458)	64,914

Total liabilities and stockholders’ Equity	$153,595	$284,398	$451,054	$29,059	$(404,726)	$513,380

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$105,480	$9,228	$(236)	$114,972

Direct costs	—	—	70,573	6,820	(236)	77,157

	—	500	34,907	2,408	—	37,815

Selling, general and administrative expense	—	3,628	4,733	371	—	8,732

Depreciation and amortization	—	352	2,497	179	—	3,028

Gain on sale of assets	—	(80)	—	—	—	(80)

Operating income (loss)	—	(3,400)	27,677	1,858	—	26,135

Net interest expense	2,408	7,813	21	(34)	—	10,208

Other income	—	(5)	—	—	—	(5)

Equity interest in income of subsidiaries	8,507	17,035	1,462	—	(27,004)	—

Income before minority interest, provision for income taxes, and extraordinary item	6,099	5,827	29,118	1,892	(27,004)	15,932

Minority interest in income of subsidiaries	—	—	—	—	430	430

Income (loss) before provision for income taxes and extraordinary item	6,099	5,827	29,118	1,892	(27,434)	15,502

Provision (benefit) for income taxes	(936)	(4,681)	12,083	—	—	6,466

Income before extraordinary item	7,035	10,508	17,035	1,892	(27,434)	9,036

Extraordinary loss on early extinguishment of debt, net of tax	—	2,001	—	—	—	2,001

Net income	$7,035	$8,507	$17,035	$1,892	$(27,434)	$7,035

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$93,939	$8,366	$(169)	$102,636

Direct costs	—	—	64,710	6,140	(169)	70,681

	—	500	29,229	2,226	—	31,955

Selling, general and administrative expense	—	3,948	5,335	308	—	9,591

Depreciation and amortization	—	1,591	4,558	283	—	6,432

Gain on sale of assets	—	(92)	—	—	—	(92)

Operating income (loss)	—	(4,947)	19,336	1,635	—	16,024

Net interest expense	4,229	6,062	31	(5)	—	10,317

Other (income) expense	—	4	—	—	—	4

Equity interest in income of subsidiaries	4,454	11,093	1,236	—	(16,783)	—

Income before minority interest and provision for income taxes	225	80	20,541	1,640	(16,783)	5,703

Minority interest in income of subsidiaries	—	—	—	—	404	404

Income before provision for income taxes	225	80	20,541	1,640	(17,187)	5,299

Provision (benefit) for income taxes	(1,799)	(4,374)	9,448	—	—	3,275

Net income	$2,024	$4,454	$11,093	$1,640	$(17,187)	$2,024

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,500	$309,421	$26,642	$(671)	$336,892

Direct costs	—	—	208,057	19,363	(671)	226,749

	—	1,500	101,364	7,279	—	110,143

Selling, general and administrative expense	—	10,456	14,389	1,048	—	25,893

Depreciation and amortization	—	1,026	7,776	528	—	9,330

Gain on sale of assets	—	(80)	—	—	—	(80)

Operating income (loss)	—	(9,902)	79,199	5,703	—	75,000

Net interest expense	6,935	23,614	83	(91)	—	30,541

Other income	—	(159)	—	—	—	(159)

Equity interest in income of subsidiaries	27,257	48,606	4,434	—	(80,297)	—

Income before minority interest, provision for income taxes and extraordinary item	20,322	15,249	83,550	5,794	(80,297)	44,618

Minority interest in income of subsidiaries	—	—	—	—	1,360	1,360

Income before provision for income taxes and extraordinary item	20,322	15,249	83,550	5,794	(81,657)	43,258

Provision (benefit) for income taxes	(2,843)	(14,009)	34,944	—	—	18,092

Income before extraordinary item	23,165	29,258	48,606	5,794	(81,657)	25,166

Extraordinary loss on early extinguishment of debt, net of tax	—	2,001	—	—	—	2,001

Net income	$23,165	$27,257	$48,606	$5,794	$(81,657)	$23,165

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,500	$281,814	$22,538	$(487)	$305,365

Direct costs	—	—	197,342	16,599	(487)	213,454

	—	1,500	84,472	5,939	—	91,911

Selling, general and administrative expense	—	11,537	18,010	818	—	30,365

Depreciation and amortization	—	4,835	13,533	753	—	19,121

Write-down and (gain) loss on sale of assets	—	8,745	—	—	—	8,745

Operating income (loss)	—	(23,617)	52,929	4,368	—	33,680

Net interest expense	12,332	19,976	102	(23)	—	32,387

Other expense	—	233	—	—	—	233

Equity interest in income of subsidiaries	1,194	30,302	3,287	—	(34,783)	—

Income before minority interest and provision for income taxes	(11,138)	(13,524)	56,114	4,391	(34,783)	1,060

Minority interest in income of subsidiaries	—	—	—	—	1,104	1,104

Income (loss) before provision for income taxes	(11,138)	(13,524)	56,114	4,391	(35,887)	(44)

Provision (benefit) for income taxes	(4,353)	(14,718)	25,812	—	—	6,741

Net income (loss)	$(6,785)	$1,194	$30,302	$4,391	$(35,887)	$(6,785)

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:

Net income	$23,165	$27,257	$48,606	$5,794	$(81,657)	$23,165

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Equity interest in earnings of subsidiaries	(27,257)	(48,606)	(4,434)	—	80,297	—

Depreciation and amortization	—	1,026	7,776	528	—	9,330

Amortization of deferred financing costs and debt discount	(84)	1,348	—	—	—	1,264

Provision for uncollectible accounts	—	—	2,068	279	—	2,347

Extraordinary loss on early extinguishment of debt	—	3,391	—	—	—	3,391

Interest paid in kind on senior subordinated notes	7,045	—	—	—	—	7,045

Gain on sale of assets	—	(80)	—	—	—	(80)

Minority interest in income of subsidiaries	—	—	—	—	1,360	1,360

Distributions to minority interest partners	—	(1,339)	—	—	—	(1,339)

Increase in accounts receivable	—	—	(4,413)	(642)	—	(5,055)

Decrease (increase) in inventory, prepaid expenses and other assets	74	(155)	(817)	(20)	—	(918)

Increase in accounts payable and accrued liabilities	—	1,358	2,544	43	—	3,945

Increase (decrease) in accrued payroll and related liabilities	—	3,157	(365)	—	—	2,792

Increase in accrued interest	—	3,395	10	—	—	3,405

Decrease in prepaid income taxes	—	2,782	—	—	—	2,782

Increase in income tax payable	—	2,035	—	—	—	2,035

Increase in deferred income tax asset	—	(2,318)	—	—	—	(2,318)

Increase in deferred income tax liability	—	7,687	—	—	—	7,687

Increase (decrease) in intercompany payable (receivable)	(3,392)	55,869	(46,300)	(6,177)	—	—

Net cash provided by (used in) operating activities	(449)	56,807	4,675	(195)	—	60,838

Cash flows from investing activities:

Business acquisitions, net of cash acquired	—	(17,845)	—	—	—	(17,845)

Property and equipment additions, net	—	(7,475)	(5,930)	—	—	(13,405)

Proceeds from sale of assets	—	1,391	—	—	—	1,391

Other	—	447	(288)	—	—	159

Net cash used in investing activities	—	(23,482)	(6,218)	—	—	(29,700)

Cash flows from financing activities:

Repayment of long-term obligations	—	(145,978)	—	—	—	(145,978)

Proceeds from issuance of long term debt	—	143,061	—	—	—	143,061

Payment of accrued financing and recapitalization costs	—	(3,415)	—	—	—	(3,415)

Proceeds from issuance of common stock under stock option plans	25	—	—	—	—	25

Other	424	—	—	—	—	424

Net cash provided by (used in) financing activities	449	(6,332)	—	—	—	(5,883)

Increase (decrease) in cash and cash equivalents	—	26,993	(1,543)	(195)	—	25,255

Cash and cash equivalents at beginning of year	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of year	$—	$30,460	$1,717	$181	$—	$32,358

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001
(Unaudited)
(In thousands)

			Guarantor	Non-Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:

Net income (loss)	$(6,785)	$1,194	$30,302	$4,391	$(35,887)	$(6,785)

Adjustments to reconcile net income (loss) to

net cash provided by operating activities:

Equity interest in earnings of subsidiaries	(1,194)	(30,302)	(3,287)	—	34,783	—

Depreciation and amortization	—	4,835	13,533	753	—	19,121

Amortization of deferred financing costs and debt discount	97	1,570	—	—	—	1,667

Provision for uncollectible accounts	—	—	1,959	223	—	2,182

Non-cash compensation	—	771	6,840	—	—	7,611

Interest paid in kind on senior subordinated notes	12,259	—	—	—	—	12,259

Write-down and loss on sale of assets	—	8,745	—	—	—	8,745

Minority interest in income of subsidiaries	—	—	—	—	1,104	1,104

Distributions to minority interest partners	—	(1,083)	—	—	—	(1,083)

Increase in accounts receivable, net	—	—	(3,435)	(301)	—	(3,736)

Decrease (increase) in inventory, prepaid expense and other assets	(25)	177	624	(91)	—	685

Increase (decrease) in accounts payable and accrued liabilities	—	(790)	483	—	—	(307)

Increase (decrease) in accrued payroll and related liabilities	—	3,900	(19)	49	—	3,930

Increase (decrease) in accrued interest	—	(1,678)	131	—	—	(1,547)

Decrease in prepaid income taxes	—	479	—	—	—	479

Increase in deferred income tax asset	—	(1,180)	—	—	—	(1,180)

Increase in deferred income tax liability	—	6,171	—	—	—	6,171

Decrease (increase) in intercompany payable (receivable)	(4,352)	52,837	(43,588)	(4,897)	—	—

Net cash provided by operating activities	—	45,646	3,543	127	—	49,316

Cash flows from investing activities:

Business acquisitions, net of cash acquired	—	(20,615)	—	—	—	(20,615)

Real estate acquired in connection with business acquisitions	—	(675)	—	—	—	(675)

Property and equipment additions, net	—	(8,381)	(1,548)	—	—	(9,929)

Proceeds from sale of assets	—	603	—	—	—	603

Other	—	195	90	—	—	285

Net cash used in investing activities	—	(28,873)	(1,458)	—	—	(30,331)

Cash flows from financing activities:

Repayment of long-term obligations	—	(3,735)	—	—	—	(3,735)

Payment of accrued financing and recapitalization costs	—	(2,138)	—	—	—	(2,138)

Net cash used in financing activities	—	(5,873)	—	—	—	(5,873)

Increase in cash and cash equivalents	—	10,900	2,085	127	—	13,112

Cash and cash equivalents at beginning of year	—	8,165	2,073	281	—	10,519

Cash and cash equivalents at end of year	$—	$19,065	$4,158	$408	$—	$23,631

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

         The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 8, 2002, and we undertake no duty to update this information. Should events occur subsequent to November 8, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or a current report on Form 8-K, each of which will be available at our website at www.vcaantech.com. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

         Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in all 50 states and completing acquisitions for a total of 160 animal hospitals. At September 30, 2002, our laboratory network consisted of 19 laboratories serving all 50 states and our animal hospital network consisted of 225 animal hospitals in 33 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

         The following table summarizes our growth in facilities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Laboratories:

Beginning of period	18	15	16	15

Acquisitions and new facilities	1	—	3	—

Relocated into other labs operated by us	—	—	—	—

End of period	19	15	19	15

Animal hospitals:

Beginning of period	220	211	214	209

Acquisitions	7	5	18	18

Relocated into hospitals operated by us	(2)	(2)	(7)	(10)

Sold or closed	—	—	—	(3)

End of period	225	214	225	214

Owned at end of period	167	161	167	161

Managed at end of period	58	53	58	53

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

Animal Hospital Revenue

         Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees of animal hospitals that we manage. Certain states prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, we enter into arrangements with a veterinary medical group that provides all veterinary medical care, while we manage the administrative functions associated with the operation of the animal hospitals and we own or lease the hospital facility. In return for our services, the veterinary medical group pays us management fees. We do not consolidate the operations of animal hospitals that we manage. However, for purposes of calculating same-facility revenue growth in our animal hospitals, we use the combined revenue of animal hospitals owned and managed for the entire periods presented. Same-facility revenue growth includes revenue generated by customers referred from relocated or combined animal hospitals.

Other Revenue

         Other revenue is comprised of consulting fees from Heinz Pet Products relating to the marketing of its proprietary pet food.

Direct Costs

         Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs. Animal hospital direct costs are comprised of all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel employed by the hospitals we own, facilities rent, occupancy costs, supply costs, certain marketing and promotional expenses and costs of goods sold associated with the retail sales of pet food and pet supplies. Direct costs do not include salaries of veterinarians, technicians and certain other hospital-based personnel employed by the hospitals we manage. As a result, our direct costs are lower as a percentage of revenue than if we had consolidated the operating results of the animal hospitals we manage into our operating results.

Selling, General and Administrative

         Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management and administrative personnel, recruiting and certain marketing expenses. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, professional expense, rent and occupancy costs.

EBITDA and Adjusted EBITDA

         EBITDA is operating income before depreciation and amortization. Adjusted EBITDA for the 2001 periods represent EBITDA adjusted to exclude management fees paid pursuant to our management services agreement with Leonard Green & Partners which was terminated in November 2001, non-cash compensation and write-down of assets. No adjustments have been made to the EBITDA calculations for 2002.

         EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe EBITDA is a useful measure of our operating performance as it reflects earnings before the impact of items that may change from period to period for reasons not directly related to our operations, such as depreciation and amortization, interest and taxes and other non-operating or non-recurring items that occurred in 2001. EBITDA is also an important component of the financial ratios included in our debt covenants and provides us with a measure of our ability to service our debt and meet capital expenditure requirements from our operating results. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Non-Cash Compensation

         Certain stock options granted in 2000 qualified as variable stock options. Related to these variable stock options, we recorded non-cash compensation of approximately $1.5 million and $7.6 million in the three and nine months ended September 30, 2001, respectively. Non-cash compensation is included in laboratory direct costs and in selling, general and administrative expense. In August 2001, all of these options were exercised.

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

Impairment of Goodwill

         Goodwill relates to acquisitions and represents the purchase price paid and liabilities assumed in excess of the fair market value of tangible assets acquired. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to allocate our goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical purchase, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write-down to this new value would be recognized as an expense.

         We have determined that we have two reporting units, laboratory and animal hospital. We hired independent valuation experts to estimate the fair market value of these reporting units. The independent valuation experts concluded that the estimated value for each reporting unit is greater than the carrying amount of the net assets for those reporting units. Therefore, no impairment issues exist, and the second step of the test is not necessary. We plan to perform a valuation of our reporting units in the fourth quarter of each year or upon significant changes in our business environment.

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

Legal Settlements

         We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, and our insurance policy coverage for such matters, we have accrued $900,000 as of September 30, 2002 for legal settlements as part of other accrued liabilities.

Results of Operations

         The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Laboratory	33.6%	32.6%	34.7%	33.4%

Animal hospital	68.0	68.7	66.9	68.0

Other	0.4	0.5	0.4	0.5

Intercompany	(2.0)	(1.8)	(2.0)	(1.9)

Total revenue	100.0	100.0	100.0	100.0

Direct costs	67.1	68.9	67.3	69.9

Selling, general and administrative expense	7.6	9.3	7.7	9.9

Depreciation and amortization	2.7	6.3	2.7	6.3

Write-down and (gain) loss on sale of assets	(0.1)	(0.1)	—	2.9

Operating income	22.7	15.6	22.3	11.0

Net interest expense	8.9	10.1	9.0	10.6

Other expense	—	—	—	0.1

Minority interest in income of subsidiaries	0.4	0.4	0.4	0.3

Provision for income taxes	5.6	3.1	5.4	2.2

Extraordinary loss on early extinguishment of debt, net of taxes	1.7	—	0.6	—

Net income (loss)	6.1%	2.0%	6.9%	(2.2)%

         The following table is a summary of the components of operating income by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended September 30, 2002

Revenue	$38,650	$78,118	$500	$(2,296)	$114,972

Direct costs	21,849	57,604	—	(2,296)	77,157

Selling, general and administrative	2,563	2,541	3,628	—	8,732

Depreciation and amortization	715	1,961	352	—	3,028

Gain on sale of assets	—	—	(80)	—	(80)

Operating income (loss)	$13,523	$16,012	$(3,400)	$—	$26,135

Three Months Ended September 30, 2001

Revenue	$33,471	$70,531	$500	$(1,866)	$102,636

Direct costs	20,081	52,466	—	(1,866)	70,681

Selling, general and administrative	2,725	2,918	3,948	—	9,591

Depreciation and amortization	1,153	3,688	1,591	—	6,432

Gain on sale of assets	—	—	(92)	—	(92)

Operating income (loss)	$9,512	$11,459	$(4,947)	$—	$16,024

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

Nine Months Ended September 30, 2002

Revenue	$116,911	$225,383	$1,500	$(6,902)	$336,892

Direct costs	65,545	168,106	—	(6,902)	226,749

Selling, general and administrative	7,632	7,805	10,456	—	25,893

Depreciation and amortization	2,138	6,166	1,026	—	9,330

Write-down and (gain) loss on sale of assets	—	—	(80)	—	(80)

Operating income (loss)	$41,596	$43,306	$(9,902)	$—	$75,000

Nine Months Ended September 30, 2001

Revenue	$101,855	$207,665	$1,500	$(5,655)	$305,365

Direct costs	61,566	157,543	—	(5,655)	213,454

Selling, general and administrative	9,305	9,523	11,537	—	30,365

Depreciation and amortization	3,457	10,829	4,835	—	19,121

Write-down and loss on sale of assets	—	—	8,745	—	8,745

Operating income (loss)	$27,527	$29,770	$(23,617)	$—	$33,680

Revenue

         The following table summarizes our revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

			%			%
	2002	2001	Change	2002	2001	Change

Laboratory	$38,650	$33,471	15.5%	$116,911	$101,855	14.8%

Animal hospital	78,118	70,531	10.8%	225,383	207,665	8.5%

Other	500	500		1,500	1,500

Intercompany	(2,296)	(1,866)		(6,902)	(5,655)

Total revenue	$114,972	$102,636	12.0%	$336,892	$305,365	10.3%

Laboratory Revenue

         Laboratory revenue increased $5.2 million, or 15.5% for the three months ended September 30, 2002 and increased $15.1 million, or 14.8% for the nine months ended September 30, 2002 compared to the same prior-year periods. The three months ended September 30, 2002 contains one less billing day than the prior-year quarter. The nine-month periods contain the same number of billing days. The components of same-facility revenue growth, as adjusted to eliminate revenue from the one extra billing day in the three months ended September 30, 2001, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Sales volume	8.9%	5.7%

Average price per requisition	8.1	9.1

Same-facility revenue growth as adjusted	17.0%	14.8%

         These increases in volume and average price per requisition were primarily the result of continued emphasis on selling our pet health and wellness programs, which increased our sales volume and the type and number of tests per requisition, and implementation of a price increase for most tests in February 2002. The same-facility revenue growth, as adjusted, for the three months ended September 30, 2002 is not indicative of future trends, as revenue for the prior-year quarter was negatively impacted by the events of September 11, 2001.

Animal Hospital Revenue

         The following table summarizes our animal hospital revenue as reported and the combined revenue of animal hospitals that we owned and managed, had we consolidated the operating results of the animal hospitals we managed into our operating results (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

			%			%
	2002	2001	Change	2002	2001	Change

Animal hospital revenue as reported	$78,118	$70,531	10.8%	$225,383	$207,665	8.5%

Less: Management fees paid to us by veterinary medical groups	(11,520)	(9,309)		(33,713)	(28,270)

Add: Revenue of animal hospitals managed	21,246	17,581		61,501	52,580

Combined revenue of animal hospitals Owned and managed	$87,844	$78,803	11.5%	$253,171	$231,975	9.1%

         Animal hospital revenue as reported increased $7.6 million, or 10.8%, for the three months ended September 30, 2002 and $17.7 million, or 8.5%, for the nine months ended September 30, 2002 compared to the same prior-year periods. These increases in animal hospital revenue resulted from the acquisition of animal hospitals and same-facility revenue growth.

         Combined revenue of animal hospitals that we owned and managed increased $9.0 million, or 11.5% for the three months ended September 30, 2002 compared to the same prior-year period. This increase is primarily the result of same-facility revenue growth of 5.7%, or $4.4 million, and net acquired revenue of $4.6 million. Net acquired revenue is from the change in revenue that results from hospitals that are acquired, sold or closed on or subsequent to July 1, 2001. In addition, the three months ended September 30, 2002 included one additional business day as compared to the same prior-year period. Same-facility revenue growth, adjusted to exclude the additional business day, was 4.7% for the three months ended September 30, 2002. Combined revenue of animal hospitals that we owned and managed increased $21.2 million, or 9.1% for the nine months ended September 30, 2002 compared to the same prior-year period. This increase is primarily the result of same-facility growth of 3.6%, or $7.9 million, and net acquired revenue of $13.3 million. Net acquired revenue is from the change in revenue that results from the hospitals that are acquired, sold or closed on or subsequent to January 1, 2001. Same-facility revenue growth was primarily due to increases in the average amount spent per visit and revenue generated by customers referred from relocated or combined animal hospitals. Discussions in medical literature suggest than small animals may not require as many or as frequent vaccinations as is currently accepted practice. Any reduction in the number of visits to our hospitals resulting from less frequent vaccinations will negatively impact our ability to continue to achieve same-facility revenue growth rates consistent with our current levels. In addition, products and supplies that we currently sell are becoming available in other distribution channels that may adversely affect our sales and the number of client visits to our hospitals.

Direct Costs

         The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,

	2002		2001			2002		2001

		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$21,849	56.5%	$20,081	60.0%	8.8%	$65,545	56.1%	$61,566	60.4%	6.5%

Animal hospital	57,604	73.7%	52,466	74.4%	9.8%	168,106	74.6%	157,543	75.9%	6.7%

Intercompany	(2,296)		(1,866)			(6,902)		(5,655)

Total direct costs	$77,157	67.1%	$70,681	68.9%	9.2%	$226,749	67.3%	$213,454	69.9%	6.2%

Laboratory Direct Costs

         Laboratory direct costs increased $1.8 million, or 8.8%, for the three months ended September 30, 2002 and $4.0 million, or 6.5%, for the nine months ended September 30, 2002 compared to the same prior-year periods. Laboratory direct costs as percentages of laboratory revenue were 56.5% and 60.0% for the three months ended September 30, 2002 and 2001 and 56.1% and 60.4% for the nine months ended September 30, 2002 and 2001. However, laboratory direct costs for the three and nine months ended September 30, 2001 include non-cash compensation of $283,000 and $1.4 million. Excluding non-cash compensation, laboratory direct costs as a percentage of laboratory revenue would have been 59.2% and 59.1% for the three and nine months ended September 30, 2001. The current year decreases in laboratory direct costs as a percentage of laboratory revenue as compared to the same prior-year periods primarily were attributable to additional operating leverage gained on increases in laboratory revenue.

Animal Hospital Direct Costs

         The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals owned and managed had we consolidated the operating results of the animal hospitals we managed into our operating results (in thousands):

	Three Months Ended September 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal hospital direct costs as reported	$57,604	73.7%	$52,466	74.4%	9.8%

Add: Direct costs of animal hospitals managed	21,246		17,581

Less: Management fees charged by us to veterinary medical groups	(11,520)		(9,309)

Combined direct costs of animal hospitals owned and managed	$67,330	76.6%	$60,738	77.1%	10.9%

	Nine Months Ended September 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal hospital direct costs as reported	$168,106	74.6%	$157,543	75.9%	6.7%

Add: Direct costs of animal hospitals managed	61,501		52,580

Less: Management fees charged by us to veterinary medical groups	(33,713)		(28,270)

Combined direct costs of animal hospitals owned and managed	$195,894	77.4%	$181,853	78.4%	7.7%

         Combined direct costs of animal hospitals owned and managed increased $6.6 million, or 10.9% for the three months ended September 30, 2002 and the $14.0 million or 7.7% for the nine months ended September 30, 2002. Combined direct costs of animal hospitals owned and managed as a percentage of animal hospital revenue decreased to 76.6% for the three months ended September 30, 2002 from 77.1% from the prior year period and decreased to 77.4% for the nine months ended September 30, 2002 from 78.4% for the prior year period.

         Animal hospital direct costs as reported increased $5.1 million, or 9.8%, for the three months ended September 30, 2002 and $10.6 million, or 6.7%, for the nine months ended September 30, 2002 compared to the same prior-year periods. Animal hospital direct costs as reported as a percentage of animal hospital revenue decreased to 73.7% for the three months ended September 30, 2002 from 74.4% for the prior-year period and decreased to 74.6% for the nine months ended September 30, 2002 from 75.9% for the prior-year period.

         These decreases in animal hospital direct costs as a percentage of animal hospital revenue during these periods primarily were attributable to additional operating leverage gained on increases in animal hospital revenue, because most of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

Selling, General and Administrative Expense

         The following table summarizes our selling, general and administrative expense (“SG&A”) and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,

	2002		2001			2002		2001

		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$2,563	6.6%	$2,725	8.1%	(5.9)%	$7,632	6.5%	$9,305	9.1%	(18.0)%

Animal hospital	2,541	3.3%	2,918	4.1%	(12.9)%	7,805	3.5%	9,523	4.6%	(18.0)%

Corporate	3,628	3.2%	3,948	3.8%	(8.1)%	10,456	3.1%	11,537	3.8%	(9.4)%

Total SG&A	$8,732	7.6%	$9,591	9.3%	(9.0)%	$25,893	7.7%	$30,365	9.9%	(14.7)%

Laboratory SG&A

         Laboratory SG&A for the three months ended September 30, 2002 decreased $162,000, or 5.9%, compared to the same prior-year period. Laboratory SG&A for the nine months ended September 30, 2002 decreased $1.7 million, or 18.0%, compared to the same prior-year period. However, laboratory SG&A includes non-cash compensation of $573,000 for the three months ended September 30, 2001 and $2.9 million for the nine months ended September 30, 2001. If non-cash compensation were excluded from the three months ended September 30, 2001, current period laboratory SG&A would have increased $411,000 or 19.1%, compared to the same prior-year period. Prior year laboratory SG&A would have been 6.4% of laboratory revenue as compared to 6.6% for the three months ended September 30, 2002. If non-cash compensation were excluded from the nine months ended September 30, 2001, current period laboratory SG&A would have increased $1.2 million, or 18.6%, compared to the same prior-year period. Prior year laboratory SG&A would have been 6.3% of laboratory revenue as compared to 6.5% for the nine months ended September 30, 2002.

         These increases in laboratory SG&A in 2002 as compared to 2001, as adjusted to exclude non-cash compensation, were primarily due to the salaries associated with new sales representatives, an increase in commission payments to sales representatives due to increased sales, additional marketing costs incurred on our pet health and wellness programs, and an increase in legal costs in 2002.

Animal Hospital SG&A

         Animal hospital SG&A for the three months ended September 30, 2002 decreased $377,000 or 12.9%, compared to the same prior-year period. Animal hospital SG&A for the nine months ended September 30, 2002 decreased $1.7 million, or 18.0%, compared to the same prior-year period. However, animal hospital SG&A includes non-cash compensation of $512,000 for the three months ended September 30, 2001 and $2.6 million for the nine months ended September 30, 2001. If non-cash compensation were excluded from the three months ended September 30, 2001, current period animal hospital SG&A would have increased $135,000 or 5.6%, compared to the same prior-year period. Prior year animal hospital SG&A would have been 3.4% as a percentage of animal hospital revenue as compared to 3.3% for the three months ended September 30, 2002. If non-cash compensation were excluded for the nine months ended September 30, 2001, current period animal hospital SG&A would have increased $842,000 or 12.1%, compared to the same prior-year period. Prior year animal hospital SG&A would have been 3.4% of animal hospital revenue as compared to 3.5% for the nine months ended September 30, 2002.

         These increases in animal hospital SG&A in 2002 as compared to 2001, as adjusted to exclude non-cash compensation, primarily were due to the salaries associated with the addition of regional medical directors, and an increase in legal costs in 2002.

Corporate SG&A

         Corporate SG&A for the three months ended September 30, 2002 decreased $320,000 or 8.1% compared to the same prior-year period. Corporate SG&A for the nine months ended September 30, 2002 decreased $1.1 million or 9.4%, compared to the same prior-year period. However, corporate SG&A for the three months ended September 30, 2001 includes non-cash compensation of $155,000 and management fees of $620,000 paid pursuant to our management agreement with Leonard Green & Partners that was terminated in November 2001. Corporate SG&A for the nine months ended September 30, 2001 includes non-cash compensation of $771,000 and management fees of $1.9 million, as described above. If non-cash compensation and management fees were excluded from the three months ended September 30, 2001, current year corporate SG&A would have increased $455,000, or 14.3%, compared to the same prior-year period. Prior year corporate SG&A would have been 3.1% as a percentage of total revenue as compared to 3.2% for the three months ended September 30, 2002. If non-cash compensation and management fees were excluded from the nine months ended September 30, 2001, current year corporate SG&A would have increased $1.6 million, or 17.4%, compared to the same prior-year period. Prior year corporate SG&A would have been 2.9% as a percentage of total revenue as compared to 3.1% for the nine months ended September 30, 2002.

         These increases in corporate SG&A in 2002 as compared to 2001, as adjusted to exclude non-cash compensation and management fees, were primarily due to the fees associated with increased professional services and insurance costs as a result of becoming a publicly-traded company and accounting fees incurred in connection with changing our external auditors from Arthur Andersen LLP to KPMG LLP.

Adjusted EBITDA

         The following tables summarize our Adjusted EBITDA and our Adjusted EBITDA as a percentage of applicable revenue (in thousands):

	Three Months Ended September 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory Adjusted EBITDA (1)	$14,238	36.8%	$11,521	34.4%	23.6%

Animal hospital Adjusted EBITDA (2)	17,973	23.0%	15,659	22.2%	14.8%

Other revenue	500		500

Corporate selling, general and administrative (3)	(3,628)	(3.2)%	(3,173)	(3.1)%

Gain on sale of assets	80		92

Total Adjusted EBITDA	$29,163	25.4%	$24,599	24.0%	18.6%

(1)	For the three months ended September 30, 2001, laboratory EBITDA was adjusted to exclude non-cash compensation of $856,000. There were no such adjustments in 2002.

(2)	For the three months ended September 30, 2001, animal hospital EBITDA was adjusted to exclude non-cash compensation of $512,000. There were no such adjustments in 2002.

(3)	For the three months ended September 30, 2001, corporate selling, general and administrative expense was adjusted to exclude non-cash compensation of $155,000 and management fees of $620,000. There were no such adjustments in 2002.

	Nine Months Ended September 30,

	2002		2001

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory Adjusted EBITDA (1)	$43,734	37.4%	$35,264	34.6%	24.0%

Animal hospital Adjusted EBITDA (2)	49,472	22.0%	43,159	20.8%	14.6%

Other revenue	1,500		1,500

Corporate selling, general and administrative (3)	(10,456)	(3.1)%	(8,906)	(2.9)%

Gain (loss) on sale of assets	80		(125)

Total Adjusted EBITDA	$84,330	25.0%	$70,892	23.2%	19.0%

(1)	For the nine months ended September 30, 2001, laboratory EBITDA was adjusted to exclude non-cash compensation of $4.3 million. There were no such adjustments in 2002.

(2)	For the nine months ended September 30, 2001, animal hospital EBITDA was adjusted to exclude non-cash compensation of $2.6 million. There were no such adjustments in 2002.

(3)	For the nine months ended September 30, 2001, corporate selling, general and administrative expense was adjusted to exclude non-cash compensation of $771,000 and management fees of $1.9 million. There were no such adjustments in 2002.

Depreciation and Amortization

         Depreciation and amortization expense decreased $3.4 million, or 52.9%, for the three months ended September 30, 2002 and decreased $9.8 million, or 51.2%, for the nine months ended September 30, 2002, compared to the same prior-year periods.

         This decrease is primarily related to our implementation of SFAS No. 142, the result of which was that we no longer amortized goodwill as of January 1, 2002. For a detailed discussion of SFAS No. 142, see “New Accounting Pronouncements.” For the three and nine months ended September 30, 2001 we had $2.3 million and $6.9 million of goodwill amortization expense, respectively. Additionally, in November 2001, we terminated non-competition agreements with members of senior management. For the three and nine months ended September 30, 2001, we had expense related to the amortization of non-competition agreements of $1.3 million and $3.9 million, respectively.

Net Interest Expense

         Net interest expense decreased $109,000 or 1.1% to $10.2 million for the three months ended September 30, 2002 from $10.3 million for the three months ended September 30, 2001. Net interest expense decreased $1.9 million, or 5.7%, to $30.5 million for the nine months ended September 30, 2002 from $32.4 million for the nine months ended September 30, 2001.

         The decrease in net interest expense primarily was due to the effect of decreasing interest rates on our variable-rate obligations, and the refinancing of a portion of our higher-yield, fixed-rate debt with lower-yield, fixed-rate debt.

Other (Income) Expense

         Other (income) expense consisted of non-cash gains or losses on a hedging instrument resulting from changes in the time value of our collar agreement. See Footnote (8), “Derivatives” to the Notes to Condensed, Consolidated Financial Statements for additional information.

Provision for Income Taxes

         Our effective income tax rate for each period can vary from the statutory rate primarily due to the non-deductibility for income tax purposes of certain items. In 2001, our effective income tax rate varied from the statutory rate primarily due to the non-deductibility of the amortization of a portion of goodwill, the recognition of non-cash compensation and the write-down of zero-tax-basis assets. In 2002, our effective income tax rate is comparable to the statutory rate.

Minority Interest in Income of Subsidiaries

         Minority interest in income of subsidiaries represents our partners’ proportionate share of net income generated by our subsidiaries that we do not wholly own. The increases in minority interest for the three and nine months ended September 30, 2002 were the result of a change in the proportionate ownership percentages of the subsidiaries, primarily due to an increase in the number of partners.

Increase in Carrying Amount of Redeemable Preferred Stock

         The holders of our series A redeemable preferred stock and our series B redeemable preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. The dividends not paid in cash compounded quarterly. The dividends earned during the three and nine months ended September 30, 2001 were added to the liquidation preference of the preferred stock. In November 2001, we redeemed all of the outstanding series A and series B redeemable preferred stock using proceeds from our initial public offering.

Extraordinary Loss on Early Extinguishment of Debt

         On August 29, 2002 we refinanced our senior credit facility by borrowing $143.1 million in Senior Term C notes and used these proceeds to pay the entire outstanding principal balance on the Senior Term A and B notes. In conjunction with the transaction we wrote off $3.4 million in deferred financing costs as an extraordinary loss on early extinguishment of debt that provided a related tax benefit of $1.4 million.

Liquidity and Capital Resources

Discussion of 2002

         Our cash and cash equivalents increased to $32.4 million at September 30, 2002, from $7.1 million at December 31, 2001. The increase is primarily from $60.8 million provided by operating activities offset by $29.7 million used in investing activities and $5.9 million used in financing activities.

         Net cash of $60.8 million provided by operating activities consisted primarily of $23.2 million of net income adjusted for non-cash expenses of $23.3 million, a $3.4 million increase in accrued interest, a $2.8 million decrease in prepaid income taxes, a $2.0 million increase in income taxes payable, a $5.4 million net change in deferred tax assets and liabilities and approximately $700,000 provided by working capital changes.

         Net cash of $29.7 million used in investing activities during the nine months ended September 30, 2002 includes $13.4 million to purchase property and equipment and $17.8 million related to the acquisition of 18 animal hospitals and current payments made related to animal hospitals acquired in prior periods.

         Net cash of $5.9 million used in financing activities during the nine months ended September 30, 2002 is primarily the result of regularly-scheduled debt payments of $2.9 million and payments related to accrued financing costs of $3.4 million. In addition, we borrowed approximately $143.1 million in Senior Term C notes, and used the proceeds to repay all of our outstanding Senior Term A and B notes of $143.1 million.

Future Cash Requirements

         We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility, which we have not utilized as of September 30, 2002. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled principal and interest payments under debt and capital lease obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

         Estimated future uses of cash for the remainder of 2002 include capital expenditures for land, buildings and equipment of approximately $4.1 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. We continue to examine acquisition opportunities in the laboratory field, which may impose additional cash requirements. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either fewer or greater number of facilities depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

         In October 2002, we used $25.2 million of cash on hand and incurred additional borrowings of $25.0 million under our senior credit facility to voluntarily repay the entire $15.0 million principal balance on our 13.5% senior subordinated notes and $30.0 million of our 15.5% senior notes, plus fees and prepayment premiums. See “Description of Indebtedness” for additional information. After this transaction, we will use approximately $624,000 of cash during the remainder of 2002 to pay mandatory principal payments due on our outstanding indebtedness.

Description of Indebtedness

Senior Term Notes and Revolving Credit Facility

         In September 2000, we entered into a credit and guaranty agreement for $300.0 million of senior secured credit facilities, which included a $50.0 million revolving credit facility as well as Senior Term A and B notes. On August 29, 2002, we refinanced our senior credit facility by borrowing $143.1 million in Senior Term C notes and used these proceeds to pay the entire outstanding principal balance on the Senior Term A and B notes. In conjunction with the transaction we wrote off $3.4 million in deferred financing costs as extraordinary loss on early extinguishment of debt, which provided a related tax benefit of $1.4 million.

         The August 2002 senior credit facility refinancing resulted in a 63 basis point reduction in the weighted average interest rate of our senior term notes.

         Borrowings under the credit and guaranty agreement bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal funds rate plus 0.5%, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities.” The base rate margins for the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the Senior Term C notes is 2.00%. The eurodollar rate margins for the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the Senior Term C notes is 3.00%.

         As of September 30, 2002, we had $142.7 million principal amount outstanding under the Senior Term C notes and we had not utilized the revolving credit facility. The Senior Term C notes mature in September 2008 and the revolving credit facility matures in September 2006.

         The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We currently believe the most restrictive covenant is the fixed-charge coverage ratio, which is calculated on a last twelve-month basis by dividing pro forma adjusted EBITDA by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, management fees paid and provision for income taxes. At September 30, 2002, we had a fixed charge coverage ratio of 1.50 to 1.00. The credit and guaranty agreement requires a fixed-charge coverage ratio of no less than 1.10 to 1.00.

Senior Subordinated Notes

         In September 2000, we issued $20.0 million principal amount of senior subordinated notes due on September 20, 2010. As of September 30, 2002, the outstanding principal balance of our senior subordinated notes was $15.0 million. On October 24, 2002 we prepaid the entire outstanding balance of these notes. See “October 2002 Debt Prepayment” below.

         In November 2001, Vicar, our wholly-owned subsidiary, issued $170.0 million principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. As of September 30, 2002, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned restricted subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for these notes.

Senior Notes

         In September 2000, we issued $100.0 million principal amount of senior notes due September 20, 2010. Interest on our senior notes is 15.5% per annum, payable semi-annually in arrears in cash or by issuance of additional senior notes. We have issued $25.9 million in additional senior notes to pay interest since the issue date. As of September 30, 2002, the outstanding principal balance of our senior notes was $66.7 million.

         On October 24, 2002 we prepaid $30.0 million principal amount on our senior notes plus accrued interest and prepayment premium. See “October 2002 Debt Prepayment” below.

Other Debt

         We have secured seller notes, unsecured debt and capital leases which total $1.7 million at September 30, 2002.

October 2002 Debt Prepayment

         On October 24, 2002 we prepaid $30.0 million principal amount of our 15.5% senior notes and retired all of our outstanding 13.5% senior subordinated notes in the aggregate principal amount of $15.0 million. We prepaid these notes with funds from an additional $25.0 million of Senior Term C notes issued under the our senior credit facility and $25.2 million of cash on hand. For the next twelve months, this net reduction in debt and the lower effective interest rate will result in an estimated net annual pre-tax savings of approximately $5.0 million in interest expense calculated assuming a 5.0% rate on our variable Senior Term C notes and an opportunity cost of 1.5% for the cash used.

         In connection with this repayment we expect to incur approximately $9.6 million of costs, including $4.8 million in prepayment premium and transaction costs, and $4.8 million in non-cash costs pertaining to the write-off of unamortized discount and deferred financing costs associated with the debt retired. These charges will be recognized during the fourth quarter of 2002 as an extraordinary loss in the amount of approximately $5.5 million, net of income tax benefit.

Future Cash Obligations for Long-Term Debt, Interest and Operating Leases

         The following table sets forth our scheduled principal, interest and other contractual annual cash obligations due by us for each of the years ending December 31, adjusted to reflect the impact of the no-fee swap agreement with Wells Fargo, which becomes effective November 29, 2002, the additional Senior Term C notes borrowed and the voluntary repayment of our 13.5% senior subordinated notes and a portion of our 15.5% senior notes, which occurred in October 2002 (in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$378,538	$3,541	$1,894	$1,860	$4,044	$21,487	$345,712

Fixed interest	174,720	20,694	19,333	19,134	21,328	22,448	71,783

Variable interest	54,675	7,588	5,926	7,584	11,013	11,744	10,820

Collar agreement	2,340	2,340	—	—	—	—	—

PIK interest	16,610	—	—	—	16,610	—	—

Capital lease obligations	79	79	—	—	—	—	—

Operating leases	192,612	12,247	12,530	12,575	12,285	12,165	130,810

Other long-term obligations	2,424	2,424	—	—	—	—	—

	$821,998	$48,913	$39,683	$41,153	$65,280	$67,844	$559,125

         We have both fixed-rate and variable-rate debt. Our variable-rate debt is based on a variable-rate component plus a fixed margin. We projected the variable-rate component to be 1.83%, 1.68%, 2.90%, 3.75% and 4.27% for years 2002 through 2006, respectively. Our consolidated financial statements included in our 2001 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

         Through March 2005, interest on our 15.5% senior notes is payable semi-annually and, at our option, in cash or by issuing additional senior notes. The additional senior notes are considered paid-in-kind interest, commonly referred to as “PIK interest,” and are reflected in the above table. They have the same terms as the original notes except they mature in September 2005. We have issued additional senior notes for all of our historical interest payments on the 15.5% senior notes and intend to continue doing so through March 2005. After March 2005, interest is payable semi-annually, in cash.

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

         The actual cash paid by us as a result of LIBOR rates falling below the floor of our collar agreement is recorded as a component of earnings. For the nine months ended September 30, 2002, we have made payments of $1.9 million that are included in interest expense.

         At September 30, 2002, the fair market value of our collar agreement was a net liability to us of $326,000 and is included in other accrued liabilities on our balance sheet.

         On November 7, 2002 we entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

         We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies will be or their possible impact.

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

         SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical purchase, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write down to this new value would be recognized as an expense.

         We adopted SFAS No. 142 on January 1, 2002. In doing so, we determined that we have two reporting units, Laboratory and Animal Hospital. On April 15, 2002, an independent valuation group concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, we concluded there were no goodwill impairment issues. We plan to perform a valuation of our reporting units annually, or upon significant changes in our business environment.

         As of September 30, 2002 our goodwill, net of accumulated amortization, was $332.5 million. We recorded $2.3 million and $6.9 million in goodwill amortization, for the three and nine months ended September 30, 2001, respectively. Because of the adoption of SFAS No. 142 there was no amortization of goodwill for the three and nine months ended September 30, 2002.

Goodwill Impairment Test

         In August 2002, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB No. 142, Goodwill and Other Intangible Assets. EITF Issue No. 02-13 was issued to provide guidance on how to account for deferred tax balances in determining a reporting unit’s fair value, a reporting unit’s carrying amount and the implied fair value of goodwill. The consensus in this issue will be applied prospectively in performing either the first or second step of the impairment test required by SFAS No. 142 for tests performed after September 12, 2002. We have not determined yet what impact EITF Issue No. 02-13 will have on our consolidated financial statements.

Asset Retirement Obligations

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS No. 143 in the first quarter of fiscal year 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial statements.

Impairment of Long-Lived Assets

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation for discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of by Sale, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB No. 30”), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We adopted SFAS No. 144 on January 1, 2002 without material impact on our financial statements.

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

         Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future. Any gains or losses on extinguishment of debt that do not meet the criteria of APB No. 30 shall be classified as a component of income from recurring operations. In addition, any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods presented that do not meet the criteria of APB No. 30 shall be reclassified as a component of income from recurring operations.

         We will adopt SFAS No. 145 at the beginning of fiscal year 2003. As detailed in Footnote (5), “Extraordinary Loss on Early Extinguishment of Debt”, we recognized extraordinary losses related to the early extinguishment of debt of approximately $3.4 million, before taxes, during the three months ended September 30, 2002. We also expect to incur an additional extraordinary loss in the fourth quarter of 2002 related to additional prepayment of debt in the amount of $5.5 million, net of income tax benefit. In addition, we recognized extraordinary losses related to the early extinguishment of debt, before taxes in the amount of approximately $17.2 million and $4.5 million during years 2001 and 2000, respectively. We do not believe these losses on extinguishment of debt meet the criteria of APB No. 30 as we have historically participated in and may continue to participate in periodic debt refinancing. As a result of adopting SFAS No. 145, we will reclassify the losses on extinguishment of debt from extraordinary losses to a component of income from recurring operations for filings subsequent to January 1, 2003. This reclassification will not impact net income.

         SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At September 30, 2002, we had capital lease obligations of $43,000. Although the Company may enter into more capital leases, management does not expect SFAS No. 145 to have a material impact on its financial statements.

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

Outlook

         In our third quarter of 2002, we reported earnings per diluted share before extraordinary item of $0.24, which was $0.04 above the street consensus. In light of these results, we raised our targets for 2002. Our goal for 2002 income before extraordinary loss on early extinguishment of debt has increased to a range of $27 to $28 million and our goal for 2002 EBITDA is a range of $100 to $103 million. Based upon 37.2 million shares expected to be outstanding, annual earnings per diluted share before extraordinary loss on early extinguishment of debt for 2002 is currently expected to be $0.74.

         Our future results of operations in this outlook involve a number of risks and uncertainties that are discussed below. We believe that we have the service offerings, facilities, personnel, and competitive and financial resources for continued business success, but future revenue, costs, margins and profits are all influenced by a number of factors, all of which are inherently difficult to forecast.

Risk Factors

         This Quarterly Report on Form 10-Q, including “Risk Factors” set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed below.

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

         Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 full-time equivalent employees. At September 30, 2002, we operated 225 hospitals, operated laboratories servicing approximately 13,000 customers in all 50 states and had approximately 3,500 full-time equivalent employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expense and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

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

         At September 30, 2002, our balance sheet reflected $332.5 million of goodwill, which is a substantial portion of our total assets of $513.4 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units exceeds their carrying values. If we determine that the fair market value of one of our reporting units does not exceed its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. In 2002, an independent valuation group concluded that the fair value of our goodwill exceeded it’s carrying value and accordingly, as of that date, there were no goodwill impairment issues. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

         In October 2002, we borrowed $25.0 million in additional Senior Term C notes. These proceeds and cash on-hand were used to voluntarily repay the entire principal on our 13.5% senior subordinated notes and $30.0 million in principal on our 15.5% senior notes. The following table details our debt balances at September 30, 2002 and the pro forma balances as if the additional Senior Term C notes were incurred and the voluntary repayment of our 13.5% senior subordinated notes and a portion of our 15.5% senior notes had occurred on September 30, 2002 (in thousands):

	As of September 30, 2002

	Actual	Adjustment	Pro Forma

Senior Term C notes	$142,703	$25,000	$167,703

13.5% senior subordinated notes	15,000	(15,000)	—

9.875% senior subordinated notes	170,000		170,000

15.5% senior notes	66,715	(30,000)	36,715

Other	1,658		1,658

	396,076		376,076

Less – unamortized discount	(7,242)	4,214	(3,028)

Total debt obligations	$388,834		$373,048

         The following table sets forth our scheduled principal and interest payments due by us for each of the years ending December 31, adjusted to reflect the impact of the no-fee swap agreement with Wells Fargo, which becomes effective November 29, 2002, the additional Senior Term C notes borrowed and the voluntary repayment of our 13.5% senior subordinated notes and a portion of our 15.5% senior notes, which occurred in October 2002 (in thousands):

	2002	2003	2004	2005	2006

Long-term debt	$3,541	$1,894	$1,860	$4,044	$21,487

Fixed interest	20,694	19,333	19,134	21,328	22,448

Variable interest	7,588	5,926	7,584	11,013	11,744

Collar agreement	2,340	—	—	—	—

PIK interest	—	—	—	16,610	—

Total	$34,163	$27,153	$28,578	$52,995	$55,679

         We have both fixed-rate and variable-rate debt. Our variable-rate debt is based on a variable-rate component plus a fixed margin. We projected the variable-rate component to be 1.83%, 1.68%, 2.90%, 3.75% and 4.27% for years 2002 through 2006, respectively. Our consolidated financial statements included in our 2001 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

         On November 7, 2002 we entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

         Through March 2005, interest on our 15.5% senior notes is payable semi-annually and, at our option, in cash or by issuing additional senior notes. The additional senior notes are considered PIK interest and are reflected in the above table. They have the same terms as the original notes except they mature in September 2005. We have issued additional senior notes for all of our historical interest payments on the 15.5% senior notes and intend to continue doing so through March 2005. After March 2005, interest is payable semi-annually, in cash.

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

         The animal diagnostic laboratory and animal health care service industries are highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. If we are unable to compete successfully, we may lose market share.

         There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc. which currently competes or intends to compete in most of the same markets we are in. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

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

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

         As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of September 30, 2002, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

         The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of September 30, 2002 we operated 58 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

         We currently are a party to a lawsuit in the State of Ohio in which that State has alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing or holding themselves out as providers of veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the State of Ohio statute. In response, we restructured our operations in the State of Ohio in a manner believed to conform to the state law and the court’s order. The Attorney General of the State of Ohio informed us that it disagreed with our position that we are in compliance with the court’s order. In June 2001 we appeared at a status conference before the trial court, at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties were not able to reach a settlement prior to an additional status conference that occurred in February 2002. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that occurred in April 2002. Pursuant to discussions with the Ohio Attorney General at that settlement conference, we submitted to the Ohio Attorney General a revised management agreement that incorporates further revisions to the structure of our operations in Ohio. Following its review of the revised agreement, the Ohio Attorney General requested further revisions to the management agreement, and, in response we have submitted a further revised agreement that currently is under review by the Ohio Attorney General. We may not be able to reach a settlement, in which case we may be required to discontinue our operations in the state. Our five animal hospitals in the State of Ohio have a net book value of $6.4 million as of September 30, 2002. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $1.6 million and $461,000, respectively, for the nine months ended September 30, 2002, and $2.1 million and $409,000, for the year ended December 31, 2001.

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

         Our laboratory operations depend, in part, on the continued and uninterrupted performance of our information technology systems and transportation network. Our growth has necessitated continued expansion, upgrade of our information technology systems and transportation network. Sustained system failures or interruption in our transportation network or in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure.

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

There is a concentration of ownership among our existing executive officers, directors and principal stockholders.

         Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 35.6% of our outstanding common stock. As a result, these stockholders are able to significantly affect our management, our policies and all matters requiring stockholder approval. The directors supported by these stockholders will be able to significantly affect decisions relating to our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and be in our indebtedness. The effects of this concentration of ownership may deter hostile takeovers, delay or prevent changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

Political events and the uncertainly resulting from them may have a material adverse effect on our operating results.

         The terrorist attacks which took place in the United States on September 11, 2001, along with the United States’ military campaign against terrorism in Afghanistan and elsewhere, ongoing violence in the Middle East and increasing speculation regarding future military action against Iraq have created many economic and political uncertainties, some of which may affect the markets in which we operate, our operations and profitability and your investment. The potential near-term and long-term effect these attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have certain debt obligations as well as a collar agreement that are exposed to market risk associated with variable interest rates. As of September 30, 2002, we had borrowings of $142.7 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we entered into a no-fee interest rate collar agreement with a cap and floor notional amount of $62.5 million, a cap rate of 7.5% and a floor rate of 5.9%, both based on LIBOR. The collar agreement expires November 15, 2002.

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

         On October 24, 2002 we repaid $30.0 million of our 15.5% senior notes and retired all of our $15.0 million outstanding 13.5% senior subordinated notes. Funds used to repay the debt and related fees and transaction costs were derived from an additional $25.0 million of Senior Term C notes issued under our senior credit facility and $25.2 million of cash on hand. As a result of this transaction we increased the amount of our debt subject to fluctuating interest rates from $142.7 million at September 30, 2002 to $167.7 million.

         On November 7, 2002 we entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million.

         The net impact of these two transactions reduced the amount of our debt subject to the risk of fluctuating interest rates to $127.7 million. Based on this $127.7 million, for every 1% increase or decrease in interest rates our annual interest expense will increase or decrease by $1.3 million.

         We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting us to material information required to be included by us in this quarterly report on Form 10-Q.

         There have been no significant changes in our internal controls, or in other factors, which could significantly affect internal controls subsequent to the date that we completed the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Ohio Attorney General’s office filed a lawsuit on December 14, 1998, in the Franklin County Court of Common Pleas in the State of Ohio in which the state alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing, or holding themselves out as providers of, veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the state statute. In response, we restructured our operations in the State of Ohio in a manner believed to conform to the state law and the court’s order. The Attorney General of the State of Ohio informed us that it disagreed with our position that we are in compliance with the court’s order. In June 2001, we appeared at a status conference before the trial court at which time the court directed the parties to meet together to attempt to settle this matter. Consistent with the trial court’s directive, we engaged in discussions with the Attorney General’s office in the State of Ohio. The parties were not able to reach a settlement prior to an additional status conference that occurred in February 2002. At that status conference, the court ordered the parties to participate in a court-supervised settlement conference that occurred in April 2002. Pursuant to discussions with the Ohio Attorney General at that settlement conference, we submitted to the Ohio Attorney General a revised management agreement that incorporates further revisions to the structure of our operations in Ohio. Following its review of the revised agreement, the Ohio Attorney General requested further revisions to the management agreement, and, in response, we have submitted a further revised agreement that currently is under review by the Ohio Attorney General. If a settlement cannot be reached, the company would be required to discontinue operations in the state. Our five animal hospitals in the State of Ohio have a book value of $6.4 million as of September 30, 2002. If we were required to discontinue our operations in the State of Ohio, we may not be able to dispose of the hospital assets for their book value. The animal hospitals located in the State of Ohio generated revenue and operating income of $1.6 million and $461,000, respectively, for the nine months ended September 30, 2002, and $2.1 million and $409,000, for the year ended December 31, 2001.

         On November 30, 2001, two majority stockholders of a company that merged with Zoasis.com, Inc. in June 2000 filed a civil complaint against VCA, Zoasis.com, Inc. and Robert Antin. In the merger, the two stockholders received a less than 10% interest in Zoasis. At the same time, VCA acquired a less than 20% interest in Zoasis.com, Inc. for an investment of $5.0 million. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis.com and serves on its board of directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiffs’ investment in Zoasis.com. On December 31, 2001, we filed a demurrer to the complaint. On February 25, 2002, the plaintiffs filed an opposition to our demurrer, and on March 1, 2002, we filed our reply to plaintiffs’ opposition. On March 7, 2002, our demurrer was denied. On March 22, 2002, we filed an answer to plaintiffs’ complaint denying all allegations in the complaint, and we filed a counter claim alleging breach of contract and claim and delivery. We currently are involved in the discovery process. A status conference was held on May 9, 2002 at which the judge ordered the parties to participate in mediation. Mediation occurred on August 7, 2002, and no settlement was reached. The court has scheduled a final status conference for January 31, 2003, and a trial date of February 14, 2003.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

(1)	Report on form 8-K, filed July 26, 2002, reporting under item 5, earnings for the second quarter ended June 30, 2002 and earnings guidance.

(2)	Report on form 8-K, filed September 3, 2002, reporting under item 5, the Fourth Amendment to the Credit & Guaranty Agreement, which provided for the repayment of Senior Term A and B notes with the proceeds from the issuance of Senior Term C notes which bear a lower interest rate than the weighted average interest rate for the Senior Term A and B notes.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, November 14, 2002.

By:	/s/ Tomas W. Fuller Tomas W. Fuller
Its:	Chief Financial Officer

Certification of
Chief Executive Officer
of VCA Antech, Inc.

I, Robert L. Antin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VCA Antech, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

By:	/s/ Robert L. Antin Robert L. Antin Chief Executive Officer

Certification of
Chief Financial Officer
of VCA Antech, Inc.

I, Tomas W. Fuller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VCA Antech, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Tomas W. Fuller Tomas W. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	1

Exhibit 99.2	2