Form 10-K
period 2002-12-31
VCA ANTECH INC
filed 2003-03-27
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. Yes   [ ]    No   [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   [X]   No   [ ].

At June 28, 2002, there were outstanding 36,753,221 shares of the Common Stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price ($15.56 per share) of the Registrant’s Common Stock on the Nasdaq Stock Market’s National Market, was $357.1 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed an admission by these persons that they are affiliates of registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s proxy statement relating to its 2003 annual meeting of stockholders are incorporated by reference in Part III of this annual report.

PART I

ITEM 1. BUSINESS

General

     We are a leading animal health care services company and operate the largest networks of veterinary diagnostic laboratories and free-standing, full-service animal hospitals in the United States. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. With the only nationwide veterinary laboratory network serving all 50 states, we provide diagnostic testing for an estimated 13,000 animal hospitals. Our network of animal hospitals offers a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including routine vaccinations, health examinations, diagnostic testing, spaying, neutering and dental care. The more than 770 veterinarians supporting our 229 animal hospitals had over three million patient visits in 2002.

Industry Overview

     The U.S. population of companion animals has reached approximately 214 million, including about 131 million dogs and cats. Industry data show that over $18 billion was spent on animal health care services in 2001, with an annual growth rate of over 10.6% from 1996 through 2001 for spending on dogs, cats and birds. The ownership of pets is widespread, with over 58% of U.S. households owning at least one pet, including companion and other animals. Pet ownership is highest among households with children under 18 and empty-nesters whose pets have become their new “children.”

     Among this expanding number of pet owners is a growing awareness of pet health and wellness, including the benefits of preventive care and specialized services. As technology continues to migrate from the human health care sector into the practice of veterinary medicine, more sophisticated treatments and diagnostic tests are becoming available to treat companion animals. These new and increasingly complex procedures, diagnostic tests and pharmaceuticals are gaining wider acceptance as pet owners are exposed to these previously unconsidered treatment programs through literature and marketing programs sponsored by large pharmaceutical and pet nutrition companies. We believe this is evidenced by an industry survey revealing that 69% of pet owners view their animals as important members of the family and are willing to pay for more veterinary services to promote the good health and extend the life of their pet.

     Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet-owner’s income, facilitating payment at the time of service. Unlike the human health care industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As a consequence, providers of veterinary services do not have the problems of extended payment collection cycles or pricing pressures from third party-payers faced by human health care providers. Outsourced laboratory testing is a wholesale business that collects payments directly from animal hospitals, generally on terms requiring payment within 30 days of the date the charge is invoiced. Fees for animal hospital services are due at the time of service. For example, over 95% of our animal hospital services are paid for in cash or by credit card at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged only 1% of total revenue.

     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworm and ticks and the number of daylight hours.

     Diagnostic Laboratories. Laboratory tests are used by veterinarians to diagnose, monitor and treat illnesses and conditions in animals through the detection of substances in urine, tissue, fecal and blood samples and other specimens. As is the case with the physician treating a human patient, laboratory diagnostic testing is becoming a routine diagnostic tool used by the veterinarian.

     Veterinary laboratory tests are performed primarily at free-standing veterinary diagnostic laboratories, universities or animal hospitals using on-site diagnostic equipment. For particular types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories, but this in-house testing requires the animal hospital or veterinarian to purchase or lease the equipment, maintain and calibrate the equipment periodically to avoid testing errors, and employ trained personnel to operate it. Conversely, veterinary diagnostic laboratories can provide a wider range of tests than generally are available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Also, leading veterinary diagnostic laboratories employ highly trained individuals who specialize in the detection and diagnosis of diseases and thus are a valuable resource for the veterinarian.

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

     We believe that the outsourced laboratory testing market is one of the fastest growing segments of the animal health care services industry and expect continued growth as a result of:

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

     Animal Hospitals. Animal health care services are provided predominately by the veterinarian practicing as a sole practitioner, or as part of a larger animal medical group or hospital. Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology. Others focus on a particular type of animal. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, recommendation of friends, reasonable fees and quality of care.

     The U.S. market for veterinary services is highly fragmented with more than 35,000 veterinarians practicing at over 18,000 companion animal hospitals. Although most animal hospitals are single site, sole practitioner facilities, we believe veterinarians are increasingly gravitating toward animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

     Well-capitalized animal hospital operators have the opportunity to supplement their internal growth with selective acquisitions. We believe the extremely fragmented animal hospital industry is consolidating due to:

•	the purchasing, marketing and administrative cost advantages that can be realized by a large, multiple location, multi-practitioner veterinary provider;

•	the cost of financing equipment purchases and upgrading technology necessary for a successful practice;

•	the desire of veterinarians to focus on practicing veterinary medicine, rather than spending large portions of their time at work performing the administrative tasks necessary to operate an animal hospital;

•	the choice of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital; and

•	the appeal to many veterinarians of the benefits and work scheduling flexibility that is not typically available to a sole practitioner or single-site provider.

Business Strategy

     Our business strategy is to continue to expand our market leadership in animal health care services through our diagnostic laboratories and animal hospitals. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in each of our business segments positions us to capitalize on favorable growth trends in the animal health care services industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests and by increasing our market share. We continually educate veterinarians on new and existing technologies and test offerings available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in promoting and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from both laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Animal hospital operations utilize an enterprise-wide management information system. We believe that this common system enables us to more effectively manage the key operating metrics that drive our business. With the aid of this system, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. Although we have substantially completed our laboratory infrastructure, we may make selective strategic laboratory acquisitions. Additionally, the fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 15 to 25 animal hospitals per year, primarily using internally generated cash. In addition, if presented with a favorable opportunity, we may pursue acquisitions of other networks of animal hospitals or laboratories, which may warrant a higher acquisition price, in which case we would consider stock and debt as additional forms of consideration.

Diagnostic Laboratories

     We operate the only full-service, veterinary diagnostic laboratory network serving all 50 states. In 2002, we performed approximately 20.5 million tests and handled roughly 7.3 million requisitions in our state-of-the-art, automated diagnostic laboratories. Our laboratory network services a diverse customer base of over 13,000 animal hospitals, and non-affiliated animal hospitals generated approximately 94% of our laboratory revenue in 2002.

     Services. Our diagnostic spectrum includes over 300 different tests in the area of chemistry, pathology, endocrinology, hematology and microbiology, as well as tests specific to particular diseases. We do not conduct experiments on animals and are not engaged in animal research.

     Although modified to address the particular requirements of the species tested, the tests performed in our veterinary laboratories are similar to those performed in human clinical laboratories and utilize similar laboratory equipment and technologies. The growing concern for animal health, combined with the movement of veterinary medicine toward increasing specialization, should spur the migration of additional areas of human testing into the veterinary field. For example, we now provide cancer testing for household pets whereas several years ago these tests were not available.

     Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our 85 specialists to interpret test results, consult on the diagnosis of illnesses and suggest possible treatment alternatives. This resource includes veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. This depth of experience and expertise enables our specialists to suggest additional testing or provide diagnostic advice that assists the veterinarian in developing an appropriate treatment plan.

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

     Laboratory Network. We operate 20 diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, which picks up an average of 20,000 to 25,000 requisitions daily through an extensive network of drivers and independent couriers. In 2002, we derived approximately 70% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the following day.

     Veterinarian customers located outside the areas covered by our transportation network are serviced using our Test Express service. Users of the Test Express service send patient specimens by Federal Express to our laboratory just outside of Memphis, the proximity of which to the Federal Express primary sorting facility permits speedy and cost-efficient testing.

     Sales, Marketing and Client Service. We employ over 45 full-time sales and field service representatives who market laboratory services and maintain relationships with existing customers. The sales force is commission-based and organized along geographic regions. We support our sales efforts by strengthening our industry-leading team of specialists, developing marketing literature, attending trade shows, participating in trade associations and providing educational services to veterinarians. In addition, we employ over 85 client service representatives who respond to customer inquiries, provide test results and, when appropriate, introduce the customer to other services offered by the laboratory.

     Personnel. We employ a staff of approximately 1,100 full-time-equivalent employees in our laboratory network. We employ some of our specialists and enter into consulting arrangements with others. Our laboratory network consists of an eastern and western division and we employ a vice president to manage each region. We employ a manager at each of our laboratories and supervisors for each department within the laboratories.

Animal Hospitals

     At December 31, 2002, we operated 229 animal hospitals in 34 states that were supported by over 770 veterinarians. Our nationwide network of free-standing, full-service animal hospitals has facilities located in the following states:

California	45	Delaware	4
New York*	21	Connecticut	3
Florida	17	New Mexico	3
Illinois	17	Washington*	3
Michigan	12	Hawaii	2
Pennsylvania	12	Minnesota*	2
Texas*	12	Nebraska*	2
New Jersey*	10	North Carolina*	2
Maryland	8	Utah	2
Indiana	7	Wisconsin	2
Massachusetts	7	Alabama*	1
Virginia	6	Georgia	1
Alaska	5	Louisiana*	1
Nevada	5	Missouri	1
Ohio*	5	South Carolina	1
Arizona	4	Vermont	1
Colorado	4	West Virginia*	1

*	States in which we manage animal hospitals owned by veterinary medical groups.

     We seek to provide quality care in clean, attractive facilities that are open on average between 10 and 15 hours per day, six to seven days per week. Our typical animal hospital:

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

     As part of the growth strategy of our animal hospital business, we intend to continue our disciplined acquisition strategy by identifying high quality practices that may have value to be unlocked through the services and scale we can provide. We contemplate the acquisition of 15 to 25 animal hospitals per year. Our typical candidate mirrors the profile of our existing hospital base. Acquisitions will be used to both expand in existing markets and enter new geographical areas. We intend primarily to use cash in our acquisitions, but we may use debt or stock to the extent we deem appropriate. By undertaking prudent acquisitions, we are able to grow our hospital business without diluting the local market for veterinary services.

     Personnel. Our animal hospitals generally employ a staff of between 10 and 30 full-time equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, an office manager who supervises the day-to-day activities of the facility, and a small office staff. We employ a relatively small corporate staff to provide centralized administrative services to all of our animal hospitals.

     We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at eight of our facilities, which train approximately 46 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

     We seek to establish an environment that supports the veterinarian in the delivery of quality medicine and fosters professional growth through increased patient flow and a diverse case mix, continuing education, state-of-the-art equipment and access to specialists. We believe our hospitals offer attractive employment opportunities to veterinarians because of this professional environment, competitive compensation programs, management opportunities, employee benefits not generally available to a sole practitioner, scheduling flexibility to accommodate personal lifestyles and the ability to relocate to different regions of the country. Further, we permit some of our veterinarians to participate with us in the ownership and operation of selected animal hospitals. In these circumstances, the veterinarian purchases an equity position in our animal hospital and is our partner in its operation. As of December 31, 2002, we operated 25 hospitals under a partnership structure. Typically, the salary of the veterinarian partner is based on a percentage of the revenue of the animal hospital that is generated by the veterinarian. The operating income of the partnership that is distributed to the veterinarian partner is based on the veterinarian partner’s percentage interest in the partnership, which is typically between 10% and 25%.

     We have established a Medical Advisory Board to support our operations. The Medical Advisory Board’s function, under the direction of our Chief Medical Officer, is to recommend medical standards for our network of animal hospitals. The committee is comprised of leading veterinarians representing both the different geographic regions in which we operate and the medical specialties practiced by our veterinarians. Currently, four members of the Medical Advisory Board are faculty members at leading veterinary colleges in the United States. These members serve as medical consultants to us. Additionally, our regional medical directors, a group of highly experienced clinicians, are also closely involved in the development and implementation of our medical programs.

     Marketing. Our marketing efforts are primarily directed toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of the Healthy Pet Magazine, a magazine focused on pet care and wellness published by an affiliate of ours, targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number of existing clients and intensity of the services used during each visit. Further, reminder notices are used to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as vaccinations, dental screening and geriatric care.

     We also enter into referral arrangements with local pet shops and humane societies to increase our client base. In addition, we seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

     Ownership Limitations. Some states have laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. At December 31, 2002, we operated 60 animal hospitals in 11 states with these types of ownership restrictions. In these states, instead of owning an animal practice, we provide management services to veterinary medical groups. We do not consolidate the operating results of these hospitals for financial statement purposes. We provide our management services pursuant to long-term management agreements with the veterinary medical groups, ranging from 10 to 40 years, with non-binding renewal options where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine as defined by their respective state. We are responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinarians and animal hospital staff;

•	marketing; and

•	malpractice and general insurance.

     As compensation for these services, we receive management fees, which are included in animal hospital revenue.

Systems

Laboratory

     We maintain a nationwide management information system to support our veterinary laboratories. All of our financial and customer records and laboratory results are stored in computer databases. Laboratory technicians and specialists are able to electronically access test results from remote testing sites, enabling our specialists from varying fields of veterinary medicine to assist in the interpretation of test results and help structure potential treatment programs. In 2002, we completed the development and implementation of software that can gather data in a data warehouse enabling us to provide immediate faxing of diagnostic laboratory results to clients. We also have substantially completed software that facilitates the collection and delivery of laboratory results to an internet website for access by our clients. The website will also offer additional services, such as online ordering which generates barcode requisitions, the ability to order client supplies, request consultations or purchase add-on tests to samples previously collected. These additional services will be available to our clients by late 2003. We are in the process of migrating our large clients with access to our internet website. This phase of our client migration is anticipated to be completed by early 2004.

Animal Hospital

     Our animal hospital operations utilize an enterprise-wide management information network. Substantially all of our animal hospitals utilize consistent patient accounting/point-of-sale software and we are able to track performance of hospitals on a per-service, per-veterinarian basis. We recently implemented an upgrade of this system to improve our ability to track performance data on a per-client basis. In 2003, we are continuing to develop the functionality of the system to provide better service to our clients and to enhance management information and efficiency.

Competition

     The companion animal health care services industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, recommendation of friends, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets that include our animal hospitals. Among veterinary diagnostic laboratories, we believe that quality, price, specialist support and the time required to report results are the major competitive factors. Although there are many individual clinical laboratories that provide a broad range of diagnostic testing services in the same markets serviced by us, few outsourced laboratory companies compete on a national level. In addition to competing with dedicated veterinary laboratories, we face competition from several providers of on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

Government Regulation

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. At December 31, 2002, we operated 60 hospitals in 11 states with these laws. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Employees

     At December 31, 2002, we had approximately 3,600 full-time-equivalent employees, including approximately 635 licensed veterinarians. At December 31, 2002, none of our employees were a party to a collective bargaining agreement with the exception of 49 employees whom we employ as courier drivers and facilities personnel in the State of New York. These employees are subject to a collective bargaining agreement expiring on July 10, 2004 with the Teamsters Local Union 813.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

     We maintain a website with the address www.vcaantech.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal executive offices are located in West Los Angeles, California, in approximately 30,000 square feet of leased space. As of March 24, 2003, we maintain leased and owned facilities at 253 other locations that house our animal hospitals and laboratories. We own 64 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Ohio Attorney General’s office filed a lawsuit on December 14, 1998, in the Franklin County Court of Common Pleas in the State of Ohio in which the state alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing, or holding themselves out as providers of, veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the state statute. Subsequently, we reached an agreement with the Attorney General’s office that our management services agreement, as amended, does not constitute the practice of veterinary medicine by a corporation. We have filed our agreement with the court, which completes our settlement with the State of Ohio. We were not required to pay any fines or penalties in connection with the settlement.

     On November 30, 2001, two majority stockholders of a company that merged with Zoasis Corporation in June 2000 filed a civil complaint against VCA, Zoasis and Robert Antin. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis and serves on its Board of Directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiffs’ investment in Zoasis. Zoasis filed a counter claim alleging breach of contract and claim and delivery. On March 25, 2003, the parties finally settled all claims in the litigation and executed a Settlement Agreement, Mutual Release and Covenant Not to Sue. Under the settlement, the parties will dismiss their claims in the litigation with prejudice and VCA shall pay to plaintiffs $2,000,000. Concurrently with the settlement, plaintiffs will surrender all of their Zoasis common stock.

     We are a party to various other legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, including the settlement payment referenced above, and our insurance policy coverage for such matters, we have accrued $3.1 million as of December 31, 2002 for legal settlements as part of other accrued liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

     Since November 21, 2001, our common stock has traded on the Nasdaq Stock Market’s National Market under the symbol “WOOF”. From September 20, 2000 through November 20, 2001, our common stock was not publicly traded. The following table sets forth the range of high and low bid information per share for our common stock as quoted on the Nasdaq Stock Market’s National Market for the periods indicated.

	High	Low

Fiscal 2002 by Quarter
Fourth	$16.40	$12.16
Third	16.48	11.90
Second	16.36	12.71
First	14.62	11.65
Fiscal 2001 by Quarter
Fourth (commencing November 21, 2001)	$12.45	$8.83

     At March 24, 2003, the closing price of the common stock on the Nasdaq Stock Market’s National Market was $15.16 and there were approximately 93 holders of record of the Company’s common stock.

Dividends

     We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and the indenture governing our outstanding senior subordinated notes place limitations on our ability to pay dividends or make other distributions in respect of our common stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Equity Compensation Plans

     The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2002. For a description of these plans, please see Footnote 10, Stock-Based Compensation Plans, in our consolidated financial statements.

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price	remaining available for
	exercise of	of outstanding	future issuance under equity
Plan Category	outstanding options	options	compensation plans

Equity compensation plans approved by stockholders	1,951,137	$9.97	650,000
Equity compensation plans not approved by stockholders	—	—	—

Total	1,951,137	$9.97	650,000

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from our audited financial statements. Our financial statements for each of the fiscal years ended December 31, 2002, 2001, 2000 and 1999 were audited by KPMG LLP. Our financial statements for the fiscal year ended December 31, 1998 were audited by Arthur Andersen LLP. You should read the selected financial data presented below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our audited consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are included in this Annual Report on Form 10-K.

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Statements of Operations Data:
Laboratory revenue	$154,436	$134,711	$119,300	$103,282	$89,896
Animal hospital revenue	296,719	272,113	240,624	217,988	191,888
Other revenue (1)	1,500	2,000	925	5,100	5,100
Intercompany	(9,109)	(7,462)	(6,162)	(5,810)	(5,845)

Total revenue	443,546	401,362	354,687	320,560	281,039
Direct costs	302,452	283,226	254,890	232,493	209,380
Selling, general and administrative	37,185	38,633	27,446	23,622	19,693
Depreciation and amortization	12,553	25,166	18,878	16,463	13,132
Agreement termination costs	—	17,552	—	—	—
Recapitalization costs	—	—	34,268	—	—
Year 2000 remediation expense	—	—	—	2,839	—
Other operating and non-cash operating items	(100)	9,079	—	(1,873)	—

Operating income	91,456	27,706	19,205	47,016	38,834
Interest expense, net	39,204	42,918	19,892	9,449	8,832
Other expense, net	145	168	1,800	—	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	52,107	(15,380)	(2,487)	37,567	30,002
Minority interest in income of subsidiaries	1,781	1,439	1,066	850	780
Provision for income taxes	21,910	445	2,199	14,360	12,954
Extraordinary loss on early extinguishment of debt, net of taxes	7,576	10,159	2,659	—	—
Increase in carrying amount of redeemable preferred stock	—	19,151	5,391	—	—

Net income (loss) available to common stockholders	$20,840	$(46,574)	$(13,802)	$22,357	$16,268

Basic earnings (loss) per share	$0.57	$(2.39)	$(0.06)	$0.07	$0.05
Diluted earnings (loss) per share	$0.56	$(2.39)	$(0.06)	$0.07	$0.05
Shares used for computing basic earnings (loss) per share	36,749	19,509	234,055	315,945	305,250
Shares used for computing diluted earnings (loss) per share	37,091	19,509	234,055	329,775	329,100

	Year Ended December 31

	2002	2001	2000	1999	1998

			(in thousands)
Other Financial Data:
Operating income margin	20.6%	6.9%	5.4%	14.7%	13.8%
Laboratory operating income margin	34.5%	27.2%	28.5%	27.1%	22.4%
Animal hospital operating income margin	18.3%	13.5%	12.7%	12.3%	12.2%
Adjusted EBITDA (2)(3)	$106,484	$89,505	$73,526	$64,445	$51,966
Adjusted EBITDA margin (7)	24.0%	22.3%	20.7%	20.1%	18.5%
Adjusted laboratory EBITDA (4)	$56,115	$45,561	$38,827	$32,273	$24,215
Adjusted laboratory EBITDA margin (7)	36.3%	33.8%	32.5%	31.2%	26.9%
Adjusted animal hospital EBITDA (5)	$62,784	$53,776	$42,985	$37,237	$31,975
Adjusted animal hospital EBITDA margin (7)	21.2%	19.8%	17.9%	17.1%	16.7%
Net cash provided by operating activities	$67,122	$57,104	$60,054	$38,467	$27,123
Net cash used in investing activities	$(43,594)	$(36,202)	$(47,679)	$(13,676)	$(19,474)
Net cash used in financing activities	$(24,169)	$(24,318)	$(12,476)	$(23,148)	$(18,554)
Capital expenditures	$17,912	$13,481	$22,555	$21,803	$11,678

Balance Sheet Data (at period end):
Cash and cash equivalents	$6,462	$7,103	$10,519	$10,620	$8,977
Net working capital	6,526	(2,574)	5,289	9,605	6,694
Total assets	507,428	468,521	483,070	426,500	393,960
Total debt	381,557	384,332	362,749	161,535	159,787
Total redeemable preferred stock	—	—	154,622	—	—
Total stockholders’ equity (deficit)	63,086	39,764	(81,310)	231,229	202,685

(1)	Other revenue includes consulting fees of $1.5 million, $2.0 million, $925,000, $5.1 million and $5.1 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(2)	EBITDA is operating income before depreciation and amortization. Adjusted EBITDA (and its components, Adjusted Laboratory EBITDA and Adjusted Animal Hospital EBITDA) for the periods presented represent EBITDA for the applicable operating unit adjusted to exclude recapitalization costs, management fees paid pursuant to our management services agreement with Leonard Green & Partners, which was terminated in November 2001, write-down of assets, non-cash compensation expenses and certain other significant items itemized in the reconciliations presented below as (4) and (5).

EBITDA and adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. Neither EBITDA nor adjusted EBITDA should be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe EBITDA and adjusted EBITDA are useful measures of our operating performance as they reflect earnings before the impact of items that may change from period to period for reasons not directly related to our operations, such as depreciation and amortization, interest and taxes and other certain significant items. EBITDA also is an important component of the financial ratios included in our debt covenants and provides us with a measure of our ability to service our debt and meet capital expenditure requirements from our operating results. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     The reconciliation of net income (loss) before extraordinary item to Adjusted EBITDA is shown below (in thousands):

	Year Ended December 31

	2002	2001	2000	1999	1998

Net income (loss) before extraordinary item	$28,416	$(17,264)	$(5,752)	$22,357	$16,268
Provision for income taxes	21,910	445	2,199	14,360	12,954
Minority interest expense	1,781	1,439	1,066	850	780
Interest expense, net	39,204	42,918	19,892	9,449	8,832
Other expense, net	145	168	1,800	—	—

Operating income	91,456	27,706	19,205	47,016	38,834
Depreciation and amortization	12,553	25,166	18,878	16,463	13,132

EBITDA	104,009	52,872	38,083	63,479	51,966
Certain significant items:
Litigation charges	2,475	—	—	—	—
Management fees (a)	—	2,273	620	—	—
Agreement termination costs	—	17,552	—	—	—
Write-down of assets	—	9,197	—	—	—
Non-cash compensation (b)	—	7,611	555	—	—
Recapitalization costs	—	—	34,268	—	—
Year 2000 remediation expense	—	—	—	2,839	—
Reversal of restructuring charges	—	—	—	(1,873)	—

Adjusted EBITDA	$106,484	$89,505	$73,526	$64,445	$51,966

(a)	Management fees were paid pursuant to our management services agreement and are included in selling, general and administrative expense in our statements of operations. Effective November 27, 2001, the parties terminated the management services agreement.

(b)	Non-cash compensation consists of $1.4 million included in direct costs and $6.2 million included in selling, general and administrative expense for the year ended December 31, 2001 and $103,000 included in direct costs and $452,000 included in selling, general and administrative expense for the year ended December 31, 2000.

(3)	Adjusted EBITDA is the sum of adjusted laboratory EBITDA, adjusted animal hospital EBITDA, other revenue and gain on sale of corporate assets, less corporate selling, general and administrative expense, excluding litigation charges, non-cash compensation and management fees.

     The calculation of Adjusted EBITDA is shown below (in thousands):

	Year Ended December 31

	2002	2001	2000	1999	1998

Adjusted laboratory EBITDA	$56,115	$45,561	$38,827	$32,273	$24,215
Adjusted animal hospital EBITDA	62,784	53,776	42,985	37,237	31,975
Adjusted Corporate selling, general and administrative expense	(14,031)	(11,832)	(9,211)	(10,165)	(9,324)
Other revenue	1,500	2,000	925	5,100	5,100
Gain on sale of corporate assets	116	—	—	—	—

Adjusted EBITDA	$106,484	$89,505	$73,526	$64,445	$51,966

(4)  The following table reconciles laboratory operating income to adjusted laboratory EBITDA (in thousands):

	Year Ended December 31,

	2002	2001	2000	1999	1998

Laboratory operating income	$53,294	$36,624	$34,044	$28,039	$20,141
Depreciation and amortization	2,821	4,657	4,472	4,234	4,074

Laboratory EBITDA	56,115	41,281	38,516	32,273	24,215
Add: non-cash compensation	—	4,280	311	—	—

Adjusted laboratory EBITDA	$56,115	$45,561	$38,827	$32,273	$24,215

(5)  The following table reconciles animal hospital operating income to adjusted animal hospital EBITDA (in thousands):

	Year Ended December 31,

	2002	2001	2000	1999	1998

Animal hospital operating income	$54,434	$36,725	$30,630	$26,765	$23,487
Depreciation and amortization	8,350	14,491	12,167	10,472	8,488

Animal hospital EBITDA	62,784	51,216	42,797	37,237	31,975
Add: non-cash compensation	—	2,560	188	—	—

Adjusted animal hospital EBITDA	$62,784	$53,776	$42,985	$37,237	$31,975

(6)  The following table reconciles corporate selling, general and administrative expense to adjusted corporate selling, general and administrative expense (in thousands):

	Year Ended December 31,

	2002	2001	2000	1999	1998

Corporate selling, general and administrative expense	$16,506	$14,876	$9,887	$10,165	$9,324
Less:
Non-cash compensation	—	771	56	—	—
Management fees	—	2,273	620	—	—
Litigation charges	2,475	—	—	—	—

Adjusted corporate selling, general and administrative expense	$14,031	$11,832	$9,211	$10,165	$9,324

(7) Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. Adjusted laboratory EBITDA margin is calculated by dividing adjusted laboratory EBITDA by laboratory revenue. Adjusted animal hospital EBITDA margin is calculated by dividing adjusted animal hospital EBITDA by animal hospital revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number or risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this annual report on Form 10-K is as of March 24, 2003, and we undertake no duty to update this information. Should events occur subsequent to March 24, 2003 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

Overview

     We are a leading animal health care services company and operate the largest networks of veterinary diagnostic laboratories and free-standing, full-service animal hospitals in the United States. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including routine vaccinations, health examinations, diagnostic testing, spaying, neutering and dental care.

     Our Company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in most states and completing acquisitions for a total of 160 animal hospitals. At December 31, 2002, our laboratory network consisted of 19 laboratories serving all 50 states and our animal hospital network consisted of 229 animal hospitals in 34 states. We are focusing primarily on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

     The following table summarizes our growth in facilities for the periods presented:

	Year Ended December 31

	2002	2001	2000

Laboratories:
Beginning of period	16	15	13
Acquisitions and new facilities	4	1	3
Relocated into other labs operated by us	(1)	—	(1)

End of period	19	16	15

Animal hospitals:
Beginning of period	214	209	194
Acquisitions	25	21	24
Relocated into hospitals operated by us	(9)	(13)	(8)
Sold or closed	(1)	(3)	(1)

End of period	229	214	209

Owned at end of period	169	160	157
Managed at end of period	60	54	52

     We were a publicly traded company from 1991 until September 2000, when we completed a recapitalization. The recapitalization was completed in a financial market which we believed did not adequately value companies of our size and type because the market’s focus and attention was largely on technology and internet-based companies. The recapitalization was financed by:

•	the purchase of $155.0 million of common stock, series A and series B preferred stock by a group of investors led by Leonard Green & Partners;

•	the borrowing of $250.0 million under our $300.0 million senior credit facility;

•	the issuance of an aggregate of $100.0 million of 15.5% senior notes; and

•	the issuance of an aggregate of $20.0 million of 13.5% senior subordinated notes.

     Our subsequent performance and the changing market dynamics supported the determination by our Board of Directors to re-enter the public sector. On November 27, 2001 we consummated our initial public offering. As a result of this offering and the underwriters’ exercise of their over-allotment option, we issued 17,370,000 shares of common stock and received net proceeds of $161.5 million. Concurrent with the consummation of the initial public offering, our wholly-owned subsidiary issued $170.0 million in principal amount of 9.875% senior subordinated notes. We applied the net proceeds from the offering and the sale of the senior subordinated notes, plus cash on hand, as follows:

•	redeemed all of our outstanding series A and series B redeemable preferred stock for $173.8 million;

•	repaid $100.0 million in principal amount of our senior term A and B notes;

•	repaid $59.1 million in principal amount of our 15.5% senior notes due 2010, at a redemption price of 110% plus accrued and unpaid interest; and

•	repaid $5.0 million in principal amount of our 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

     In subsequent transactions, we:

•	repaid our senior term A and senior term B notes with the proceeds acquired from the issuance of senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and senior term B notes;

•	repaid $15.0 million, the entire outstanding principal amount, of our 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repaid $30.0 million in principal amount of our 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

     In February 2003, we consummated our secondary public offering. As a result of this offering and the underwriters’ exercise of their over-allotment option, we issued 3,800,000 shares of common stock and received net proceeds of $54.3 million. We applied the net proceeds from the secondary offering as follows:

•	used $42.7 million to repay the entire remaining principal amount of $38.1 million of our 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	retained the remainder for general corporate purposes.

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

     We recognize revenue only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

     We report our revenue net of discounts.

Laboratory Revenue

     A portion of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. Laboratory internal revenue growth for the year ended December 31, 2002 was calculated using laboratory revenue as reported, adjusted to exclude revenue for the newly acquired laboratory that we did not own for the entire period presented, as compared to our laboratory revenue as reported for the prior comparable period.

     Prior to 2002, our systems would not allow for the tracking of specific revenue that resulted from each laboratory acquisition. Therefore, we calculated an estimate of revenue generated for each newly acquired laboratory subsequent to the date of purchase for use in calculating laboratory internal revenue growth. Laboratory internal revenue growth for the year ended December 31, 2001 was calculated using laboratory revenue as reported, adjusted to exclude, for the laboratory that we did not own for the entire period presented, an estimate of revenue generated by this newly acquired laboratory subsequent to the date of purchase. We calculated this estimate of revenue for the newly acquired laboratory using an historical twelve-month revenue figure provided to us by the seller of the acquired laboratory, which amount was increased by our laboratory revenue growth rate for the prior year. In calculating the laboratory revenue growth rate for 2001, the year following the acquisition, we excluded from our reported laboratory revenue the estimated annual revenue attributable to newly acquired laboratory multiplied by a fraction representing the portion of the year in the year of acquisition that we did not own the facility. We determined our laboratory internal revenue growth rate for the applicable period by comparing our laboratory revenue net of estimated laboratory revenue of newly acquired laboratories to our laboratory revenue as reported for the prior comparable period. We believe these methods fairly presented our laboratory internal revenue growth for the periods stated. Our differences in calculations or errors in estimates used would not have a material effect on our laboratory internal growth rates presented in this annual report.

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

Animal Hospital Revenue

     Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees of animal hospitals that we manage. Certain states prohibit business corporations from providing or holding themselves out as providers of veterinary medical care. In these states, we enter into arrangements with a veterinary medical group that provides all veterinary medical care, while we manage the administrative functions associated with the operation of the animal hospitals and own or lease the hospital facility from a third party. In return for our services, the veterinary medical group pays us a management fee. We do not consolidate the operations of animal hospitals that we manage.

     However, when we analyze revenue and same-facility revenue growth for animal hospitals, we use combined revenue and an adjusted same-facility measure that are calculated using the combined revenue of animal hospitals owned and managed for the entire periods presented. We feel that combined revenue and adjusted same-facility revenue are important measures because they reflect the overall performance of all animal hospitals owned and managed. We have provided reconciliations of these revenue measures to the GAAP-based revenue measures in Results of Operations.

     Adjusted same-facility revenue growth and same-facility revenue growth based on GAAP include revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition.

Other Revenue

     We received consulting fees from Heinz Pet Products relating to the marketing of its proprietary pet food. As of September 2002, these consulting agreements with Heinz Pet Products had all expired.

Direct Costs

     Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, specialists, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs. Animal hospital direct costs are comprised of all costs of services and products at the hospitals, including salaries of veterinarians, technicians and all other hospital-based personnel employed by the hospitals we own, facilities rent, occupancy costs, supply costs, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies. Direct costs do not include salaries of veterinarians, technicians and certain other hospital-based personnel employed by the hospitals we manage. As a result, our direct costs are lower as a percentage of revenue than if we had consolidated the operating results of the animal hospitals we manage into our operating results.

     When we analyze animal hospital direct costs we use the combined direct costs of animal hospitals owned and managed for the entire periods presented. We feel that combined direct costs is an important measure because it reflects the overall performance of all animal hospitals owned and managed. We have provided a reconciliation of combined direct costs to the GAAP-based animal hospital direct costs as reported in Results of Operations.

Selling, General and Administrative

     Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of sales and administrative personnel and selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management and administrative personnel, recruiting and certain marketing expense. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, rent, accounting, finance, legal and other professional expense and occupancy costs.

EBITDA and Adjusted EBITDA

     EBITDA is operating income before depreciation and amortization. Adjusted EBITDA (and its components, Adjusted Laboratory EBITDA and Adjusted Animal Hospital EBITDA) for the periods presented represent EBITDA for the applicable operating unit adjusted to exclude recapitalization costs, management fees paid pursuant to our management services agreement with Leonard Green & Partners, which was terminated in November 2001, write-down of assets, non-cash compensation expenses and certain other significant items itemized in the reconciliations presented in Selected Financial Data.

     EBITDA and adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP. Neither EBITDA nor adjusted EBITDA should be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe EBITDA and Adjusted EBITDA are useful measures of our operating performance as they reflect earnings before the impact of items that may change from period to period for reasons not directly related to our operations, such as depreciation and amortization, interest and taxes and other certain significant items. EBITDA is also an important component of the financial ratios included in our debt covenants and provides us with a measure of our ability to service our debt and meet capital expenditure requirements from our operating results. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Non-Cash Compensation

     Certain stock options granted in 2000 qualified as variable stock options that required us to recognize non-cash compensation of $7.6 million and $555,000 in the years ended December 31, 2001 and 2000, respectively, as laboratory direct costs and selling, general and administrative expense. In August 2001, all of these options were exercised.

Software Development Costs

     We frequently research, develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. Costs associated with the development of new software are expensed as incurred, particularly in the preliminary planning stages and the post-implementation and training stages. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software, generally three to five years. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality.

Critical Accounting Policies and Significant Estimates

     Under generally accepted accounting principles, or GAAP, in the United States, management is required to make critical accounting estimates that directly impact our consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. Management bases its assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. The following represent what management believes are the critical accounting policies most affected by significant management estimates and judgments. Management has discussed these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with our audit committee.

Workers’ Compensation Expense

     Workers’ compensation expense is the cost to insure our company against losses related to injuries incurred by our employees in the normal course of their duties. Historically, the major component of workers’ compensation expense was the insurance premium, or the cost of the insurance policy itself. However, commencing in the third quarter of 2001, we restructured our workers’ compensation insurance policies to a self-insurance retention program in an effort to control the rising costs of workers’ compensation insurance. The effect of this restructuring was a shift of the significant portion of the financial risk associated with claims losses from the insurance company to our company, while the insurance company bears only the financial risk of large individual losses and large aggregate losses.

     As a result of the shift to a self-insurance retention policy, we must estimate the amount that we will ultimately pay for losses associated with workers’ compensation claims, or claims losses for the policy period. These estimated claims losses must be recorded as expense during the policy period. Claims losses can vary substantially and, because they can take years to develop fully, can be difficult to estimate. These estimates are based on complex judgments regarding the probable number of claims that will be filed and the nature of those claims. Both of those variables are highly uncertain and combine to form a factor referred to as the “loss pick.” The loss pick factor is multiplied by our payroll cost to determine what the projected costs for claims and our related expense will be.

     We estimate the loss pick by reviewing a minimum of five years of our historical claims loss data and analyzing the trend of the development of claims over time. We also review and adjust the loss pick for other major factors such as the risk control environment and claims handling. The risk control environment includes proper safety training, safe working environment, availability of safety equipment for specific tasks and management emphasis and monitoring of safe practices. Claims handling includes proper reporting of claims, proper care given to injured employees, availability of return-to-work programs, and oversight of the claims process by both the insurance claims handler and our own management. We review our loss pick on a quarterly basis considering the current loss trend and any changes in the environment as indicated above. The loss pick is then applied to our actual payroll costs to estimate the claims loss portion of our workers’ compensation expense for the given period.

     Our insurance carrier required us to pre-fund claims losses at a loss pick of 1.54% for the policy year ending September 30, 2002 and gave us a maximum loss pick of 2.49%, above which the carrier is responsible for paying all claims. For the policy year ending September 30, 2003, we are required to pre-fund claims losses at a loss pick of 1.59% and have a maximum loss pick of 2.55%. The ranges set forth by the insurance carrier reflect the most probable potentials for our workers’ compensation claims losses. The increase in the insurance carriers’ range reflects the trend over the last several years toward increasing workers’ compensation costs. Based on these ranges, and the factors described above, we chose a loss pick of 2.04% for the policy year ended September 30, 2002 and 2.00% for the policy year ending September 30, 2003. The decrease in our loss pick reflects the implementation of programs to reduce the risks in our operating environment and the improving trends in our historical claims losses.

     The following table reflects the ranges for the loss picks and the loss picks used by us in the estimate of our workers’ compensation costs (in thousands):

			Probable Expense Range
	Estimated	Expense
	Payroll	Recorded	Low-end	High-end

Policy year ended September 30, 2002:
Loss pick percentage		2.04%	1.54%	2.49%
Calculated loss pick in dollars	$169,022	$3,441	$2,603	$4,208
Premiums and other fees		1,387	1,353	1,419

Total workers’ compensation expense		$4,828	$3,956	$5,627

Policy year ending September 30, 2003 (3 months of a 12-month policy):
Loss pick percentage		2.00%	1.59%	2.55%
Calculated loss pick in dollars	$44,369	$887	$705	$1,131
Premiums and other fees		392	384	402

Total workers’ compensation expense		$1,279	$1,089	$1,533

     We recognize workers’ compensation expense in direct costs and selling, general and administrative expense of our segments, based on their respective payroll cost and the loss pick percentage discussed and shown above, to calculate the claims loss portion of the expense. The difference between the minimum amount of claims losses pre-funded to the insurance carrier and the amount expensed is accrued and included in other liabilities. If our estimates prove to be incorrect as the losses develop over several years, we will either have to pay additional claims losses or will receive a refund from our insurance carrier. This could result in a need for us to recognize additional expense or have expense reduced in future periods within the range shown above.

     The insurance policies in place for 2000 and prior years did not have large deductibles and we have accrued for the maximum possible expense under these policies.

Impairment of Goodwill

     Our goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net tangible assets acquired. The total amount of our net goodwill at December 31, 2002 was $342.6 million, consisting of $87.3 million for our laboratory operating segment and $255.3 million for our animal hospital operating segment.

     On January 1, 2002, we implemented Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. With that implementation, we began an annual process of estimating the fair market value of our laboratory and animal hospital operating segments and comparing that estimated fair market value against the net book value of those operating segments, as reflected in our financial statements, to determine if our goodwill is fairly stated or if its value is impaired. If the estimated fair value of our operating segments exceeds their net book value, there is no impact to our financial position, the results of our operations or our liquidity. If the estimated fair value of our operating segments is less than the net book value, then we have to recognize an impairment loss equal to the difference between the net book value of our goodwill and the operating segment at its estimated fair market value. This impairment loss would be recognized in our earnings in the period the estimate was made, however, there would be no related cash impact. Because the impairment loss would be a non-cash event, it would not trigger a default on our debt covenants. Upon adoption of SFAS No. 142 and as of December 31, 2002 the estimated fair market value of our operating segments exceeded their net book value. As a result, we concluded that the value of our goodwill was fairly stated.

     Fair Market Valuations. In the estimation process, we may use valuations of the fair market value of our laboratory and animal hospital operating segments. Independent valuation experts, or in-house individuals possessing the appropriate skill and knowledge, prepare the valuations. There are two approaches used in conducting a fair market valuation, a market-based approach and a discounted cash flow approach. The estimated fair market value we used for our reporting units is a blending of these approaches. These approaches also serve as a reasonableness check against each other.

     The market-based approach uses the enterprise value of selected publicly traded companies that are similar to each operating segment to estimate the operating segment’s fair market value. The similarities include but are not limited to business structure and nature of service provided. The enterprise value of comparable companies equals the sum of their stock price times the total number of diluted shares and the fair market value of their outstanding debt. The enterprise value is then used to create specific valuation multiples of EBITDA that can be applied to each operating segment.

     In our valuation process, five to ten comparable companies were used to create ranges for specific valuation multiples that were then used to estimate the enterprise value of each operating segment. Different companies could have been reasonably selected, however, we do not feel that a different selection would have a material impact on the results of the test. In the future, the enterprise value of the companies selected may change dramatically based on changes in their stock price and fair market value of their debt. Historically, the stock market has shown volatility and over the last year the stock price of many companies has decreased substantially. If this trend continues, it may have a material impact on the valuation of our operating segments and the value of our goodwill.

     The enterprise value of the comparable companies is based on the current stock price for those companies as they are being traded under normal circumstances. Any attempt to purchase all of the common stock would result in a dramatic increase in the price of those shares. This increase is known as the control premium, and it represents the premium that would have to be paid to take control of the business in the open market. In the fair market valuations, a control premium is applied to the enterprise value to arrive at the estimated fair market value. The control premium is estimated based on actual control premiums used for comparable companies who are involved with or have recently completed an acquisition process. While the control premium is based on actual control premiums paid in recent acquisitions of comparable companies, a different control premium could have been reasonably selected in our valuation process. Based on the comparable companies, the range of reasonable premiums was 25% - 30%, from which 25% was used in our valuation process. We do not feel that different premiums would have had a material impact on our valuation process. In the future, the control premium may decrease based on market conditions which could have a material impact on the results of our valuation process.

     The discounted cash flow approach estimates the projected aggregate sum of future net cash flows generated by each operating segment. The aggregate net cash flows are discounted for time-value of money and risk. The time-value of money reflects the fact that a dollar today is worth more than a dollar in the future. The risk factor reflects the risk that our operating segments may not generate the future net cash flows that we are projecting for a variety of reasons as discussed in the Risk Factors section included herein. The time-value of money and the risk factor combine to form a discount rate that is used for discounting the future projected net cash flow of each operating segment.

     Both the projected net cash flows of our operating segments and the discount rate used involve the use of estimates and assumptions. While different estimates and assumptions could have been reasonably made in the valuation process, we do not believe that they would have had a material impact on the results of the process. In the future, these factors may change based on changes in our operating performance and/or operating environment.

     Review for Impairment. We had an independent valuation expert estimate the fair market value of our laboratory and animal hospital operating segments as of January 1, 2002. At December 31, 2002, we had an independent valuation expert estimate the fair market value of our animal hospital operating segment, while we performed an internal assessment that concluded that the fair market value of the laboratory operating segment exceeded the value of its net book assets. The results of this work showed that the value of our net goodwill was fairly stated in our financial statements and that there are currently no impairment issues.

     We did not perform a valuation of our laboratory operating segment as December 31, 2002 based on management’s assessment that the fair market value of the operating segment exceeded the value of its net book assets. This assessment was based on the large margin between the laboratory’s estimated fair market value at January 1, 2002 and the net book value of its assets at that time and the fact that there were no significant subsequent changes in the laboratory’s operations or operating environment.

     We had an independent valuation expert estimate the fair market value of the animal hospital operating segment at December 31, 2002 because we acquired 25 animal hospitals during 2002 that resulted in an increase of $22.1 million in the net value of our goodwill. There were no other significant changes in the animal hospital’s operations or operating environment.

     At December 31, 2002 the net book value of our laboratory operating segment was $117.4 million and the net book value of our animal hospital operating segment was $351.0 million. The following tables reflect the results of the valuations used in our goodwill impairment reviews as of January 1, 2002 and December 31, 2002 and the significant estimates made in that process (dollars in millions):

	Market-based Approach

			EBITDA		Control
	Valuation	Estimated	Multiple	EBIT Multiple	Premium
	Date	Value Range	Range	Range	Used

Laboratory	January 1, 2002	$586 - $641	9.0x - 12.0x	10.0x - 13.0x	25%

Animal Hospital	January 1, 2002	$492 - $524	7.0x - 8.5x	8.5x - 10.0x	25%
	December 31, 2002	$440 - $476	5.0x - 6.5x	6.5x - 8.0x	25%

Discounted Cash Flow Approach

	Valuation	Estimated	Growth Rate	Discount Rate
	Date	Value Range	Range	Range

Laboratory	January 1, 2002	$500 - $658	4.00% - 5.00%	10.50% - 11.50%

Animal Hospital	January 1, 2002	$437 - $533	3.75% - 4.25%	10.50% - 11.50%
	December 31, 2002	$441 - $548	6.25% - 6.75%	10.75% - 11.25%

     The decrease in the animal hospital operating segment estimated value range from January 1, 2002 to December 31, 2002 under the market-based approach reflects the decrease in the stock price of comparable companies that occurred in 2002. While the decrease was significant, the valuation still exceeded the net book value of the assets by a large margin. The stock price of the comparable companies for the laboratory operating segment also decreased significantly, in 2002, however the impact of the decrease on the valuation model would not have resulted in an impairment of our goodwill.

     We will review our goodwill for impairment again at December 31, 2003 or upon material changes in our operating environment. We do not anticipate that there will be significant changes in our operations and/or operating environments in the year to come other than possible acquisitions.

Legal Settlements

     We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings including the settlement payment for the Zoasis litigation, and our insurance policy coverage for such matters, we have accrued $3.1 million as of December 31, 2002 for legal settlements as part of other accrued liabilities. We believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure that we will be able to do so.

Allowance for Uncollectible Accounts

     Provision for uncollectible accounts is estimated based primarily upon age of accounts receivable. Accounts receivable balances are routinely reviewed in conjunction with collection efforts, historical collection rates and other economic conditions which might ultimately affect the collectibility of accounts when considering the adequacy of the amounts recorded as allowance for uncollectible accounts. Significant changes in client mix or economic conditions could affect our collection of accounts receivable, cash flows and results of operations.

Income Taxes

     We make estimates in recording our provision for income taxes, including our determination of deferred tax assets, deferred tax liabilities and any valuation allowance against a deferred tax asset.

     We operate in multiple states with varying tax laws. Our Federal income tax returns have been examined by the Internal Revenue Service through our fiscal year 1998, which resulted in no adjustment to our financial statements. We must make estimates to determine that tax reserves are adequate to cover any future, potential audit adjustments.

Results of Operations

     The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the indicated periods:

	Year Ended December 31

	2002	2001	2000

Revenue:
Laboratory	34.9%	33.6%	33.6%
Animal hospital	66.9	67.8	67.8
Other	0.3	0.5	0.3
Intercompany	(2.1)	(1.9)	(1.7)

Total revenue	100.0	100.0	100.0
Direct costs	68.2	70.6	71.9
Selling, general and administrative	8.4	9.6	7.6
Depreciation and amortization	2.8	6.3	5.4
Agreement termination costs	—	4.4	—
Recapitalization costs	—	—	9.7
Write-down and loss (gain) on sale of assets	—	2.2	—

Operating income	20.6	6.9	5.4
Interest expense, net	8.8	10.7	5.6
Other expense, net	—	—	0.5
Minority interest	0.4	0.4	0.3
Provision for income taxes	5.0	0.1	0.6
Extraordinary loss on early extinguishment of debt, net of taxes	1.7	2.5	0.8

Net income (loss)	4.7%	(6.8)%	(2.4)%

     The following table is a summary of the components of operating income by segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

				Inter-
		Animal		Company
	Laboratory	Hospital	Corporate	Eliminations	Total

2002
Revenue	$154,436	$296,719	$1,500	$(9,109)	$443,546
Direct costs	88,002	223,559	—	(9,109)	302,452
Selling, general and administrative	10,292	10,387	16,506	—	37,185
Depreciation and amortization	2,821	8,350	1,382	—	12,553
Loss (gain) on sale of assets	27	(11)	(116)	—	(100)

Operating income	$53,294	$54,434	$(16,272)	$—	$91,456

2001
Revenue	$134,711	$272,113	$2,000	$(7,462)	$401,362
Direct costs	81,996	208,692	—	(7,462)	283,226
Selling, general and administrative	11,434	12,323	14,876	—	38,633
Depreciation and amortization	4,657	14,491	6,018	—	25,166
Agreement termination costs	—	—	17,552	—	17,552
Write-down (gain) on sale of assets	—	(118)	9,197	—	9,079

Operating income	$36,624	$36,725	$(45,643)	$—	$27,706

2000
Revenue	$119,300	$240,624	$925	$(6,162)	$354,687
Direct costs	72,662	188,390	—	(6,162)	254,890
Selling, general and administrative	8,122	9,437	9,887	—	27,446
Depreciation and amortization	4,472	12,167	2,239	—	18,878
Recapitalization costs	—	—	34,268	—	34,268

Operating income	$34,044	$30,630	$(45,469)	$—	$19,205

Revenue

     The following table summarizes our revenue for the years ended December 31, 2002, 2001, and 2000 (in thousands):

				% Change

	2002	2001	2000	2002	2001

Laboratory	$154,436	$134,711	$119,300	14.6%	12.9%
Animal hospital	296,719	272,113	240,624	9.0%	13.1%
Other	1,500	2,000	925
Intercompany	(9,109)	(7,462)	(6,162)

Total revenue	$443,546	$401,362	$354,687	10.5%	13.2%

Laboratory Revenue

     Laboratory revenue increased $19.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, which increased $15.4 million compared to the year ended December 31, 2000. The increase in laboratory revenue is detailed below (in thousands, except average price per requisition):

	2002 Comparative Analysis			2001 Comparative Analysis

Laboratory Revenue:	2002	2001	% Change	2001	2000	% Change

Internal growth:
Number of requisitions	7,277	6,908	5.3%	6,881	6,355	8.3%
Average revenue per requisition	$21.13	$19.50	8.4%	$19.50	$18.65	4.6%

Total internal revenue (1)	$153,763	$134,711	14.1%	$134,172	$118,524	13.2%
Acquired revenue	170	—		539	—
Billing day adjustment	503	—		—	776

Total	$154,436	$134,711	14.6%	$134,711	$119,300	12.9%

(1)	Numbers may not recalculate exactly due to rounding.

     Laboratory revenue and requisitions generated from internal growth, as referred to in the above table, have been adjusted to exclude revenue and requisitions for newly acquired laboratories, those laboratories that we did not own for the entire periods presented. The increases in requisitions from internal growth in 2002 and in 2001 are the result of a trend within the veterinarian community where there is a continued growing emphasis on the importance of diagnostic testing. In addition, our marketing programs include comprehensive education to our clients, which have contributed to the growth in our revenue in both volume and breadth of tests performed.

     The increases in the average revenue per requisition in 2002 and 2001 are attributable to our sales and marketing efforts of our pet health and wellness programs, which have contributed to an increase in the number of tests performed per requisition, as well as a change in the mix of tests to more comprehensive and expensive tests. Also contributing to our increases in average revenue per requisition are price increases. The prices of most tests were increased 5% to 6% in February 2002 and 4% to 5% in February 2001.

     As the result of acquiring a laboratory in November 2002, we generated an additional $170,000 of revenue (referred to in the above table as “acquired revenue”) during the year ended December 31, 2002 in comparison to the prior year. In March 2000 we acquired a laboratory, which added $539,000 of acquired revenue during the year ended December 31, 2001 as compared to the prior year.

     The 2002 billing day adjustment, referred to in the above table, reflects the impact of one additional billing day for the year ended December 31, 2002 as compared to the prior year. The 2001 billing adjustment reflects the impact of two less billing days for the year ended December 31, 2001 as compared to the prior year.

Animal Hospital Revenue

     The following table summarizes our animal hospital revenue as reported and the combined revenue of animal hospitals that we owned and managed had we consolidated the operating results of the animal hospitals we manage into our operating results for the years ended December 31, 2002, 2001, and 2000 (in thousands):

				% Change

Animal Hospital Revenue:	2002	2001	2000	2002	2001

As reported	$296,719	$272,113	$240,624	9.0%	13.1%
Less: Management fees (1)	(43,943)	(37,770)	(31,133)
Add: Revenue of animal hospitals managed	81,265	71,591	60,380

Combined animal hospitals owned and managed	$334,041	$305,934	$269,871	9.2%	13.4%

(1)	Paid to us by veterinary medical groups.

     The combined revenue of animal hospitals owned and managed increased $28.1 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, which increased $36.1 million compared to the year ended December 31, 2000. The increases in combined revenue of animal hospitals owned and managed was attributable to several factors as discussed below and summarized in the following table for the years ended December 31, 2002 and 2001 (in thousands, except average price per order):

	2002 Comparative Analysis			2001 Comparative Analysis

Animal Hospital Revenue:	2002	2001	% Change	2001	2000	% Change

Adjusted same-facility revenue:
Orders (1)	2,884	2,959	(2.5)%	2,694	2,740	(1.7)%
Average price per order (2)	$103.53	$97.34	6.4%	$97.72	$91.53	6.8%

Total adjusted same-facility revenue(3)	$298,534	$288,058	3.6%	$263,273	$250,819	5.0%
Net acquired revenue (1)	35,507	17,876		42,661	19,052

Combined animal hospitals owned and managed	$334,041	$305,934		$305,934	$269,871

(1)	Adjusted same-facility revenue and orders and net acquired revenue are measures for combined animal hospitals owned and managed and are reconciled to the GAAP-based measures in tables below.

(2)	Computed by dividing adjusted same-facility revenue by adjusted same-facility orders.

(3)	Numbers may not recalculate exactly due to rounding.

     Over the last few years there has been a shift in the sale point of pet-related retail products from animal hospitals to supermarkets, large pet product stores and other distribution channels. In anticipation of this migration, our animal hospital segment has placed a greater emphasis on providing high quality veterinary care and wellness programs and has focused less on retail oriented transactions. These changes have contributed to the decreases in the total orders, the increases in the average price per order and the increases in adjusted same-facility revenue for the years ended December 31, 2002 and 2001.

     Net acquired revenue for the 2002 comparative analysis represents revenue from hospitals acquired, sold or closed on or subsequent to January 1, 2001. Net acquired revenue for the 2001 comparative analysis represents revenue from hospitals acquired, sold or closed on or subsequent to January 1, 2000.

     Discussions in medical literature suggest that small animals may not require as many or as frequent vaccinations as is currently accepted practice. Any reduction in the number of visits to our hospitals resulting from less frequent vaccinations will negatively impact our ability to continue to achieve adjusted same-facility revenue growth rates consistent with our current levels.

Reconciliation Between Non-GAAP and GAAP-Based Measures

     In the above tables, we use non-GAAP measures to reflect the total performance of animal hospitals owned and managed. The tables below reconcile those non-GAAP measures to their comparable GAAP-based measures.

     The following table reconciles adjusted same-facility revenue to same-facility revenue for the years ended December 31, 2002 and 2001 (in thousands):

	2002 Comparative Analysis			2001 Comparative Analysis

Animal Hospital Revenue:	2002	2001	% Change	2001	2000	% Change

Adjusted same-facility revenue	$298,534	$288,058	3.6%	$263,273	$250,819	5.0%
Same-facility revenue of animal hospitals managed	(67,221)	(66,747)	0.7%	(55,866)	(54,134)	3.2%

Same-facility revenue of animal hospitals owned	231,313	221,311	4.5%	207,407	196,685	5.5%
Same-facility management fees (1)	36,280	35,296	2.8%	29,584	27,873	6.1%

GAAP-based same-facility revenue	$267,593	$256,607	4.3%	$236,991	$224,558	5.5%

(1)	Paid to us by veterinary medical groups.

     The following table reconciles orders for combined animal hospitals owned and managed to orders for animal hospitals owned. The table also provides average price per order and total same-facility revenue for animal hospitals owned, which is then reconciled back to total animal hospital revenue as reported for the years ended December 31, 2002 and 2001, respectively (in thousands, except average price per order):

	2002 Comparative Analysis			2001 Comparative Analysis

	2002	2001	% Change	2001	2000	% Change

Same-facility:
Orders for combined animal hospitals owned and managed	2,884	2,959	(2.5)%	2,694	2,740	(1.7)%
Orders for animal hospitals managed	(615)	(658)	(6.5)%	(562)	(602)	(6.6)%

Orders for animal hospitals owned	2,269	2,301	(1.4)%	2,132	2,138	(0.3)%
Average price per order for animal hospitals owned (1)	$101.94	$96.18	6.0%	$97.28	$91.99	5.7%

Same-facility revenue for animal hospitals owned(2)	$231,313	$221,311	4.5%	$207,407	$196,685	5.5%
Same-facility management fees	36,280	35,296	2.8%	29,584	27,873	6.1%
Acquired revenue and management fees from acquired managed practices	29,126	15,506	87.8%	35,122	16,066	118.6%

Animal hospital revenue as reported	$296,719	$272,113	9.0%	$272,113	$240,624	13.1%

(1)	Computed by dividing revenue for animal hospitals owned by orders for animal hospitals owned.
(2)	Numbers may not recalculate exactly due to rounding.

     The following table reconciles acquired revenue for combined animal hospitals owned and managed to acquired revenue for animal hospitals owned for the years ended December 31, 2002 and 2001, respectively (in thousands):

	2002 Comparative Analysis		2001 Comparative Analysis

	2002	2001	2001	2000

Acquired revenue for combined animal hospitals owned and managed	$35,507	$17,876	$42,661	$19,052
Less: acquired revenue for animal hospitals managed	(14,044)	(4,844)	(15,724)	(8,239)

Acquired revenue for animal hospitals owned	$21,463	$13,032	$26,937	$10,813

Other Revenue

     Other revenue consists of fees earned from two marketing consulting agreements with Heinz Pet Products. The first contract paid a monthly fee of $425,000 through January 31, 2000 while the second contract paid a monthly fee of $167,000 commencing October 1, 2000 through September 30, 2002. The aggregate revenue attributable to these contracts on revenue for the years ended December 31, 2002, 2001, and 2000, is as follows (in thousands):

	For the Year Ended December 31

	2002	2001	2000

Consulting contract expiring January 31, 2000	$—	$—	$425
Consulting contract expiring September 30, 2002	1,500	2,000	500

Total other revenue	$1,500	$2,000	$925

Direct Costs

     The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002		2001		2000		% Change

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2002	2001

Laboratory	$88,002	57.0%	$81,996	60.9%	$72,662	60.9%	7.3%	12.8%
Animal hospital	223,559	75.3%	208,692	76.7%	188,390	78.3%	7.1%	10.8%
Intercompany	(9,109)		(7,462)		(6,162)

Total direct costs	$302,452	68.2%	$283,226	70.6%	$254,890	71.9%	6.8%	11.1%

Laboratory Direct Costs

     Laboratory direct costs for the years ended December 31, 2001 and 2000 include non-cash compensation related to variable stock options. We exclude these non-cash compensation charges when analyzing laboratory direct costs as these charges were not incurred in 2002 and are not expected to be incurred in future periods. The table below reconciles our laboratory direct costs as reported to laboratory direct costs adjusted to exclude non-cash compensation (in thousands):

	2002		2001		2000

		% of		% of		% of
Laboratory Direct Costs:	$	Revenue	$	Revenue	$	Revenue

As reported	$88,002	57.0%	$81,996	60.9%	$72,662	60.9%
Less: Non-cash compensation	—		1,412		103

As adjusted	$88,002	57.0%	$80,584	59.8%	$72,559	60.8%

     The decreases in adjusted laboratory direct costs as a percentage of laboratory revenue during these periods were primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

Animal Hospital Direct Costs

     The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals that we owned and managed had we consolidated the operating results of the animal hospitals we manage into our operating results for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002		2001		2000		% Change

		% of		% of		% of
		Combined		Combined		Combined
Animal Hospital Direct Costs:	$	Revenue	$	Revenue	$	Revenue	2002	2001

As reported	$223,559	75.3%	$208,692	76.7%	$188,390	78.3%	7.1%	10.8%
Add: Direct costs of animal hospitals managed	81,265		71,591		60,380
Less: Management fees (1)	(43,943)		(37,770)		(31,133)

Combined animal hospitals owned and managed	$260,881	78.1%	$242,513	79.3%	$217,637	80.6%	7.6%	11.4%

(1)	Charged by us to veterinary medical groups.

     The decreases in combined direct costs of animal hospitals that we owned and managed as a percentage of applicable revenue was attributable to the increase in the combined revenue of animal hospitals that we owned and managed combined with the operating leverage associated with the animal hospital business, as most of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002		2001		2000		% Change

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2002	2001

Laboratory	$10,292	6.7%	$11,434	8.5%	$8,122	6.8%	(10.0)%	40.8%
Animal hospital	10,387	3.5%	12,323	4.5%	9,437	3.9%	(15.7)%	30.6%
Corporate	16,506	3.7%	14,876	3.7%	9,887	2.8%	11.0%	50.5%

Total SG&A	$37,185	8.4%	$38,633	9.6%	$27,446	7.7%	(3.7)%	40.8%

     SG&A for the year ended December 31, 2002 includes litigation charges and for the years ended December 31, 2001 and 2000 includes non-cash compensation related to variable stock options and management fees. We exclude these charges when analyzing SG&A as they were not incurred in all periods presented and are not expected to be incurred in future periods.

Laboratory SG&A

     The following table reconciles our laboratory SG&A as reported to laboratory SG&A adjusted to exclude non-cash compensation for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002		2001		2000

		% of		% of		% of
Laboratory SG&A:	$	Revenue	$	Revenue	$	Revenue

As reported	$10,292	6.7%	$11,434	8.5%	$8,122	6.8%
Less: Non-cash compensation	—		2,868		208

As adjusted	$10,292	6.7%	$8,566	6.4%	$7,914	6.6%

     The increase in adjusted laboratory SG&A as a percentage of laboratory revenue during the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to salaries associated with new sales representatives and additional information technology personnel, an increase in commission payments to sales representatives due to increased sales, additional marketing costs incurred on our pet health and wellness programs and an increase in legal costs. The decrease in adjusted laboratory SG&A as a percentage of laboratory revenue during the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business.

Animal Hospital SG&A

     The following table reconciles our animal hospital SG&A as reported to animal hospital SG&A adjusted to exclude non-cash compensation for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002		2001		2000

		% of		% of		% of
Animal Hospital SG&A:	$	Revenue	$	Revenue	$	Revenue

As reported	$10,387	3.5%	$12,323	4.5%	$9,437	3.9%
Less: Non-cash compensation	—		2,560		188

As adjusted	$10,387	3.5%	$9,763	3.6%	$9,249	3.8%

     The decreases in adjusted animal hospital SG&A as a percentage of animal hospital revenue were primarily attributable to increases in animal hospital revenue combined with operating leverage associated with our animal hospital business.

Corporate SG&A

     The following table reconciles our corporate SG&A as reported to corporate SG&A adjusted to exclude non-cash compensation, management fees and litigation charges for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002		2001		2000

		% of		% of		% of
Corporate SG&A:	$	Revenue	$	Revenue	$	Revenue

As reported	$16,506	3.7%	$14,876	3.7%	$9,887	2.8%
Less:
Non-cash compensation	—		771		56
Management fees	—		2,273		620
Litigation charges	2,475		—		—

As adjusted	$14,031	3.2%	$11,832	2.9%	$9,211	2.6%

     The increase in adjusted corporate SG&A as a percentage of total revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to the fees associated with increased professional services and insurance costs as a result of becoming a publicly traded company, an increase in accounting fees incurred in connection with changing our external auditors from Arthur Andersen LLP to KPMG LLP, and an increase in corporate bonuses. The increase in adjusted corporate SG&A as a percentage of total revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to an increase in corporate bonuses and legal expense.

Depreciation and Amortization

     Depreciation and amortization for the years ended December 31, 2001 and 2000 include the amortization of goodwill and executive non-competition agreements. Commencing January 1, 2002, we no longer amortize goodwill as a result of adopting SFAS No. 142. Following the closing of our initial public offering in November 2001, we terminated the executive non-competition agreements. We exclude these charges when analyzing depreciation and amortization, as they were not incurred in all periods presented and are not expected to be incurred in future periods. The following table reconciles our depreciation and amortization as reported to depreciation and amortization adjusted to exclude the amortization of goodwill and executive non-competition agreements for the years ended December 31, 2002, 2001 and 2000 (in thousands):

				% Change

Depreciation and Amortization:	2002	2001	2000	2002	2001

As reported	$12,553	$25,166	$18,878	(50.1)%	33.3%
Less:
Amortization of goodwill	—	9,152	8,312
Amortization of executive non-competition agreements	—	4,796	1,282

As adjusted	$12,553	$11,218	$9,284	11.9%	20.8%

     The increases in adjusted depreciation and amortization were due to the purchase of property and equipment and the addition of non-competition agreements with sellers in connection with the acquisition of animal hospitals and laboratories. The percentage of change decreased to 11.9% in 2002 from 20.8% in 2001 primarily due to the decrease from 2000 to 2001 in property and equipment purchases, which were $13.5 million and $22.6 million for 2001 and 2000, respectively.

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

Write-Down and Loss (Gain) on Sale of Assets

     During the years ended December 31, 2002 and 2001, we sold certain assets for a gain of $118,000 and $100,000, respectively. We also recorded a write-down of assets of $9.2 million during the year ended December 31, 2001. The write-down of assets was primarily attributable to the relocation of five of our animal hospitals into existing animal hospitals we operated, the determination that goodwill was impaired at one of our existing animal hospitals and the write-down of real property available for sale to fair market value.

Interest Expense, Net

     Interest expense, net decreased $3.7 million, or 8.7% to $39.2 million for the year ended December 31, 2002 from $42.9 million for the year ended December 31, 2001, which represented an increase of $23.0 million, or 115.8%, from $19.9 million for the year ended December 31, 2000. The changes in net interest expense are attributable to the significant changes we have made to our debt structure.

Other Expense, Net

     Other expense was $145,000 for the year ended December 31, 2002, consisting of a non-cash loss on the interest rate swap agreement of $313,000 offset by a non-cash gain of $168,000 on our interest rate collar pertaining to the changes in the time value of the agreement. Other expense was $168,000 for the year ended December 31, 2001, consisting of the non-cash loss on the interest rate collar. Other expense was $1.8 million for the year ended December 31, 2000, consisting of a $3.2 million gain on sale of our investment in Veterinary Pet Insurance, Inc. and a $5.0 million loss resulting from the write-down of our investment in Zoasis Corporation.

Provision for Income Taxes

     Our effective income tax rate for each period can vary from the statutory rate primarily due to the non-deductibility for income tax purposes of certain items. In 2002, our effective income tax rate varied from the statutory rate primarily due to the non-deductibility of the amortization of a portion of intangible assets and certain litigation charges.

Minority Interest in Income of Subsidiaries

     Minority interest in income of the consolidated subsidiaries was $1.8 million, $1.4 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Minority interest in income represents our partners’ proportionate share of net income generated by our subsidiaries that we do not wholly own.

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

Extraordinary Loss on Early Extinguishment of Debt

     On August 29, 2002, we refinanced our senior credit facility by borrowing $143.1 million in senior term C notes and used these proceeds to pay the entire outstanding principal amount on the senior term A and B notes. In conjunction with that transaction, we recorded an extraordinary loss on early extinguishment of debt of $3.4 million that provided an income tax benefit of $1.4 million. This extraordinary loss consisted primarily of the write-off of deferred financing costs.

     On October 24, 2002, we borrowed $25.0 million in principal amount of additional senior term C notes and we used these proceeds along with cash on hand to voluntarily repay the remaining principal balance of $15.0 million of our 13.5% senior subordinated notes and $30.0 million in principal amount of our 15.5% senior notes. In conjunction with that transaction, we recorded an extraordinary loss on early extinguishment of debt of $9.4 million that provided a related income tax benefit of $3.9 million. This extraordinary loss consisted primarily of the write-off of deferred financing costs and debt discounts and the payment of related transaction and redemption fees.

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

Investments in and Transactions with Zoasis Corporation

      During 2000, we made a $5.0 million investment in Zoasis Corporation, an internet start-up business, majority owned by Robert Antin, our Chief Executive Officer and Chairman of the Board. In December 2000, we determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of our investment in Zoasis Corporation.

      We incurred marketing expense for our vaccine reminder services provided by Zoasis Corporation of $850,000, $709,000 and $81,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The pricing of these services is comparable to prices paid by us to independent third parties.

      In 2001, we began development of software that can gather data in order to be able to automatically fax diagnostic laboratory results to the laboratory clients. We initially used an independent outside contractor to begin programming this software but now intend to use an in-house programmer working in conjunction with Zoasis Corporation. Zoasis Corporation will not be paid for this programming effort but will be able to use and amend the software to market it to other veterinary hospitals and laboratories. In relation to this project, Zoasis Corporation is also working with us to facilitate the collection and delivery of laboratory results to our clients.

Amendment to Our Senior Credit Facility

     On August 29, 2002, we amended our senior credit facility to repay $143.1 million, or the entire outstanding principal amount, of our existing senior term A and senior term B notes by issuing under our senior credit facility an equal principal amount of senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and B notes. An affiliate of Goldman, Sachs & Co. is the syndication agent and a lender under our senior credit facility. Affiliates of Goldman, Sachs & Co. held approximately $16.4 million aggregate principal amount of the Company’s senior term C notes. In addition, Melina Higgins is a managing director of Goldman, Sachs & Co. and was one of our directors until January 9, 2003.

Repayment of Senior Notes and Senior Subordinated Notes

     On October 24, 2002 we borrowed an additional $25.0 million of senior term C notes under our senior credit facility and used $25.2 million of cash on hand to:

•	repay $15.0 million, the entire outstanding principal amount, of our 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repay $30.0 million principal amount of our 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

     Affiliates of Goldman, Sachs & Co. held approximately $34.3 million aggregate principal amount of our 15.5% senior notes at December 31, 2002. An affiliate of Goldman, Sachs & Co. is the syndication agent and a lender under our senior credit facility. Melina Higgins is a managing director of Goldman, Sachs & Co. and was one of our directors until January 9, 2003.

Employment Agreements with our Executive Officers

     Each of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President of Development has entered into employment agreements with us. The aggregate annual salaries provided for under these employment agreements is $1.4 million and allow for upward adjustments to each annual salary based on the Consumer Price Index for Los Angeles County. The agreements also call for a maximum of $1.2 million to be paid as annual bonuses based on annual performance goals to be set by the compensation committee of the Board of Directors.

     In the event any of these officers terminate their employment agreements for cause, we terminate any of their employment agreements without cause or a change of control occurs (in which case such employment agreements terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, an amount based on past bonuses, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

Liquidity and Capital Resources

Discussion of 2002

     Our cash and cash equivalents decreased to $6.5 million at December 31, 2002 compared to $7.1 million at December 31, 2001. The decrease resulted primarily from $67.1 million provided by operating activities offset by $43.6 million used in investing activities and $24.2 million used in financing activities.

     Net cash provided by operating activities increased to $67.1 million for the year ended December 31, 2002 compared to $57.1 million for the year ended December 31, 2001. This increase was primarily attributable to an increase in revenue, a reduction in direct costs as a percentage of revenue and changes in working capital that contributed to an increase in cash flow. In addition, we paid $8.0 million in 2001 related to the termination of a management services agreement that was not paid in 2002. These factors were offset by a $4.8 million increase in selling, general and administrative expense, a $4.2 million increase in interest paid and a $12.0 million increase in taxes paid.

     Net cash of $43.6 million used from investing activities for the year ended December 31, 2002 resulted from the following transactions in which we:

•	paid $28.3 million related to the acquisition of 25 animal hospitals and one laboratory, the purchase of additional interest in non-wholly owned subsidiaries and the settlement of certain obligations incurred or agreed to on the date of acquisition;

•	paid $17.9 million in property and equipment additions; and

•	received $2.6 million from the sale of assets and other activities.

     Net cash of $24.2 million used in financing activities during the year ended December 31, 2002 resulted from the following transactions in which we:

•	repaid $143.1 million of the entire principal balance on our senior term A and B notes by issuing new senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and senior term B notes;

•	paid $49.5 million to repay $15.0 million of the entire principal balance of our 13.5% senior subordinated notes at a redemption price of 110% and $30.0 million in principal amount of our 15.5% senior subordinated notes at a redemption price of 110% by issuing $25.0 million in principal amount of additional senior term C notes and using cash on hand;

•	borrowed $7.5 million under our revolving credit facility for working capital needs; and

•	made deferred financing and recapitalization payments in the amount of approximately $3.8 million.

Future Cash Requirements

     We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility. As of December 31, 2002, we had $7.5 million outstanding under our revolving credit facility, but this amount has been repaid and no amounts under our revolving credit facility are outstanding as of the date of this report. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and satisfy our scheduled principal and interest payments under debt and capital lease obligations for at least the next twelve months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

     Estimated future uses of cash in 2003 include capital expenditures for land, buildings and equipment of approximately $18.0 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals primarily for cash. We continue to examine acquisition opportunities in the laboratory field, which may impose additional cash requirements. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either fewer or greater number of facilities depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

     In addition to the foregoing, we will use approximately $2.1 million of cash in 2003 to pay the mandatory principal payments due on our outstanding indebtedness.

Description of Indebtedness

Senior Term Notes and Revolving Credit Facility

     On September 20, 2000, we entered into a credit and guaranty agreement for $300.0 million of senior secured credit facilities, which included a $50.0 million revolving credit facility as well as senior term A and B notes. In subsequent transactions we:

•	repaid $100.0 million in principal amount of the senior term A and B notes in connection with our initial public offering on November 27, 2001;

•	repaid the entire principal balance of the senior term A and B notes on August 29, 2002 by issuing new senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and senior term B notes;

•	borrowed $25.0 million in principal amount of additional senior term C notes under the credit and guaranty agreement on October 24, 2002 to voluntarily repay other debt obligations as discussed below; and

•	borrowed $7.5 million on our revolving credit facility for general working capital needs in December 2002.

     At December 31, 2002, we had $167.3 million principal amount outstanding under our senior term C notes and $7.5 million outstanding under our revolving credit facility. We repaid the $7.5 million outstanding on our revolving credit facility by February 2003.

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

     The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We currently believe the most restrictive covenant is the fixed-charge coverage ratio, which is calculated on a last twelve-month basis by dividing pro forma adjusted EBITDA by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, management fees paid and provision for income taxes. At December 31, 2002, we had a fixed charge coverage ratio of 1.38 to 1.00. The credit and guaranty agreement requires a fixed-charge coverage ratio of no less than 1.10 to 1.00. Pro forma adjusted EBITDA would have to decrease by 20.8% for us to be out of compliance with our fixed-charge coverage ratio requirement at December 31, 2002.

9.875% Senior Subordinated Notes

     On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. As of December 31, 2002, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

15.5% Senior Notes

     On February 4, 2003, we used approximately $42.7 million of the net proceeds received from our secondary offering to redeem the entire principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

Other Debt

     We had seller notes secured by assets of animal hospitals and unsecured debt that total $1.6 million at December 31, 2002.

Extraordinary Losses on the Early Extinguishment of Debt

     During the three years ended December 31, 2002, we made multiple changes to our capital structure that resulted in extraordinary losses on early extinguishment of debt as follows (in thousands):

			13.5% Senior	15.5%
	Senior	Senior	Subordinated	Senior
	Term A	Term B	Notes	Notes	Debentures	Total

Extraordinary Losses:
Recapitalization	$—	$—	$—	$—	$4,504	$4,504
Income tax benefit	—	—	—	—	(1,845)	(1,845)

Net extraordinary loss for the year ended December 31, 2000	$—	$—	$—	$—	$2,659	$2,659

IPO and debt offering	$—	$—	$5,028	$12,190	$—	$17,218
Income tax benefit	—	—	(2,061)	(4,998)	—	(7,059)

Net extraordinary loss for the year ended December 31, 2001	$—	$—	$2,967	$7,192	$—	$10,159

Amended credit agreement	$397	$2,994	$—	$—	$—	$3,391
Voluntary debt repayment	—	—	3,586	5,863	—	9,449
Income tax benefit	(163)	(1,228)	(1,470)	(2,403)	—	(5,264)

Net extraordinary loss for the year ended December 31, 2002	$234	$1,766	$2,116	$3,460	$—	$7,576

     In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections, to be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged. SFAS No. 145 requires that losses resulting from early extinguishment of debt be classified as extraordinary only if they are unusual in nature and infrequent in occurrence. We do not believe these losses on extinguishment of debt are unusual in nature and infrequent in occurrence as we have and will continue to adjust our capital structure to take advantage of current economic conditions. As a result, we will reclassify the gross loss before income tax benefit on extinguishment of debt from extraordinary losses to a component of income from recurring operations as a unique item below operating income in future filings. This reclassification will not impact net income.

     In addition to the extraordinary losses detailed above, we will incur approximately $7.4 million, before tax benefit, in early debt redemption costs during the first quarter of 2003 related to redeeming the entire principal amount of our 15.5% senior notes on February 4, 2003. These costs will be recorded as a component of income from recurring operations as a unique item below operating income.

Future Cash Obligations for Long-Term Debt, Interest and Operating Leases

     The following table sets forth our scheduled principal, interest and other contractual annual cash obligations due by us for each of the years indicated below, adjusted to reflect the impact of the voluntary repayment of the 15.5% senior notes, which occurred in February 2003 in connection with our secondary offering (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

Long-term debt	$346,420	$9,622	$3,746	$102,262	$230,790
Fixed interest	119,397	17,277	34,511	33,989	33,620
Variable interest	59,695	10,999	23,795	22,336	2,565
Swap agreement	(1,205)	(552)	(653)	—	—
Operating leases	294,586	13,936	27,803	27,321	225,526

	$818,893	$51,282	$89,202	$185,908	$492,501

     We have both fixed-rate and variable-rate debt. Our variable-rate debt is based on a variable-rate component plus a fixed margin. The interest payments on our variable-rate debt are based on a variable rate component plus a fixed 3.0%. We estimate the interest rate on our variable rate debt will be 6.6%, 7.0%, 7.5%, 8.0%, 8.5% and 8.5% for years 2003 through 2008, respectively. See Footnote 7, Long-Term Obligations, in our consolidated financial statements for a more detailed discussion of these variable-rate notes.

Interest Rate Hedging Agreements

Interest Rate Collar Agreement

     On November 13, 2000, we entered into a no-fee interest rate collar agreement with Wells Fargo Bank that became effective November 15, 2000 and expired November 15, 2002. Our collar agreement is considered a cash flow hedge based on the London interbank offer rate, or LIBOR, pays out monthly, resets monthly and has a cap and floor notional amount of $62.5 million, with a cap rate of 7.5% and floor rate of 5.9%.

     The actual cash paid by us as a result of LIBOR rates falling below the floor of our collar agreement is recorded as a component of earnings. For the year ended December 31, 2002, we made payments of $2.2 million that are included in interest expense.

Interest Rate Swap Agreement

     On November 7, 2002 we entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

     At December 31, 2002, the fair market value of our swap agreement was a net liability to us of $313,000 and is included in other accrued liabilities on our balance sheet. The actual cash paid by us as a result of LIBOR rates falling below the fixed rate of 2.22% is recorded as a component of earnings. For the year ended December 31, 2002, we made payments of $30,000 that are included in interest expense.

     We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies will be or their possible impact.

New Accounting Pronouncements

Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

     We adopted SFAS No. 142 on January 1, 2002. In doing so, we determined that we have two reporting units, laboratory and animal hospital. On April 15, 2002, an independent valuation group concluded that the fair value of our reporting units at January 1, 2002 exceeded their carrying value and accordingly, as of that date, and as of December 31, 2002, we concluded that our goodwill and intangible assets with indefinite useful lives were fairly valued. See Critical Accounting Policies for further information.

     As of December 31, 2002 our goodwill, net of accumulated amortization, was $342.6 million. We recorded $9.2 million and $8.3 million in goodwill amortization for the years ended December 31, 2001 and 2000, respectively. Because of the adoption of SFAS No. 142 there was no amortization of goodwill for the year ended December 31, 2002.

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

     Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future. Any gains or losses on extinguishment of debt that do not meet the criteria of APB No. 30 shall be classified as a component of income from recurring operations. In addition, any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods presented that do not meet the criteria of APB No. 30 shall be reclassified as a component of income from recurring operations. We recognized extraordinary losses related to the early extinguishment of debt, before taxes, of approximately $12.8 million for the year ended December 31, 2002, $17.2 million for the year ended December 31, 2001 and $4.5 million for the year ended December 31, 2000. We do not believe these losses on extinguishment of debt meet the criteria of APB No. 30 as we have historically changed our capital structure to take advantage of current market conditions. As a result, we will reclassify the gross loss before tax benefit on extinguishment of debt from extraordinary losses to a component of income from recurring operations as a unique item below operating income for all periods presented effective for all filings subsequent to January 1, 2003. This reclassification will not impact net income (loss).

     In addition to the extraordinary losses detailed above, we will incur approximately $7.4 million, before tax benefit, in early debt redemption costs during the first quarter of 2003 related to redeeming the entire principal amount of our 15.5% senior notes on February 4, 2003. These costs will be recorded as a component of income from recurring operations as a unique item below operating income.

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At December 31, 2002, we had no capital lease obligations. Although we may enter into capital leases in the future, we do not expect SFAS No. 145 to have a material impact on our financial statements.

Costs Associated with Exit or Disposal of Activities

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when a company is committed to future payment of those liabilities under a binding, legal obligation. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that exit and disposal costs be recognized as liabilities when a company formalized its plan for exiting or disposing of an activity even if no legal obligation had been established.

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however early adoption is encouraged. Currently, we have no plans to exit or dispose of any of our business activities that would require the use of SFAS No. 146 nor do we anticipate that SFAS No. 146 will change any of our business practices.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as prescribed under SFAS No. 123. In addition, SFAS No. 148 requires prominent disclosure in the footnotes to both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of our method on reported results. We do not plan to adopt the fair value accounting model for stock-based employee compensation at this time; accordingly, SFAS No. 148 will not have an impact on our current financial position or results of operations. We adopted the disclosure requirements of SFAS No. 148 in the footnotes to our financial statements dated December 31, 2002.

Goodwill Impairment Test

     In August 2002, the FASB’s Emerging Issues Task Force issued EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets. EITF Issue No. 02-13 was issued to provide guidance on how to account for deferred tax balances in determining a reporting unit’s fair value, a reporting unit’s carrying amount and the implied fair value of goodwill. In the review of our laboratory and animal hospital reporting units at December 31, 2002 we concluded that the deferred tax balances associated with each of our reporting units do not have a material impact on the reporting units’ fair value relative to its carrying value.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. We do not have any obligations subject to the provisions of FIN No. 45.

Consolidations of Variable Interest Entities

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We do not have any existing entities that are within the scope of this interpretation.

Quarterly Results

     The following tables set forth selected unaudited quarterly results for the eight quarters commencing January 1, 2001 and ended December 31, 2002.

In dollars (in thousands, except per share amounts):

	2002 Quarter Ended				2001 Quarter Ended

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue:
Laboratory	$37,525	$38,650	$40,604	$37,657	$32,856	$33,471	$35,707	$32,677
Animal hospital	71,336	78,118	78,621	68,644	64,448	70,531	72,780	64,354
Other	—	500	500	500	500	500	500	500
Intercompany	(2,207)	(2,296)	(2,500)	(2,106)	(1,807)	(1,866)	(1,938)	(1,851)

Total revenue	$106,654	$114,972	$117,225	$104,695	$95,997	$102,636	$107,049	$95,680
Operating income (loss)	16,456	26,135	28,543	20,322	(5,974)	16,024	8,393	9,263
Net income (loss)	$(2,325)	$7,035	$10,495	$5,635	$(20,638)	$2,024	$(5,820)	$(2,989)
Diluted EPS	$(0.06)	$0.19	$0.28	$0.15	$(0.97)	$(0.19)	$(0.63)	$(0.46)

In percentages of revenue:

	2002 Quarter Ended				2001 Quarter Ended

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue:
Laboratory	35.2%	33.6%	34.6%	36.0%	34.2%	32.6%	33.3%	34.1%
Animal hospital	66.9%	68.0%	67.1%	65.5%	67.1%	68.7%	68.0%	67.3%
Other	0.0%	0.4%	0.4%	0.5%	0.5%	0.5%	0.5%	0.5%
Intercompany	(2.1)%	(2.0)%	(2.1)%	(2.0)%	(1.8)%	(1.8)%	(1.8)%	(1.9)%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating income (loss)	15.4%	22.7%	24.3%	19.4%	(6.2)%	15.6%	7.8%	9.7%
Net income (loss)	(2.2)%	6.1%	9.0%	5.4%	(21.5)%	2.0%	(5.4)%	(3.1)%

     Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our revenue historically has been greater in the second and third quarters than in the first and fourth quarters.

     The demand for our veterinary services is significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks and the number of daylight hours. A substantial portion of our costs are fixed and do not vary with the level of demand. Consequently, our EBITDA, adjusted EBITDA and operating income, as well as our EBITDA margin, adjusted EBITDA margin and operating margins, generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

Inflation

     Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Risk Factors

     This Annual Report on Form 10-K, including Risk Factors set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed below.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economics of scale and our margins and profitability may decline.

     Our success depends in part on our ability to build on our position as a leading animal health care services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals and laboratories. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 12.5% and 14.1% for each fiscal year from 2000 through 2002. Similarly, our animal hospital adjusted same-facility revenue growth rate has fluctuated between 3.6% and 7.0% over the same fiscal years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

     Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 animal hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 full-time equivalent employees. At December 31, 2002, we operated 229 animal hospitals, operated laboratories servicing approximately 13,000 customers in all 50 states and had approximately 3,600 full-time equivalent employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expense and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect our operating income.

     Approximately 57.2% of our expense, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.

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

     At December 31, 2002, our balance sheet reflected $342.6 million of goodwill, which is a substantial portion of our total assets of $507.4 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units exceeds their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. In 2002, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was fairly stated in our financial statements and there are currently no impairment issues. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At December 31, 2002, our debt, excluding unamortized discount, consisted primarily of:

•	$174.8 million in principal amount outstanding under our senior credit facility;

•	$208.1 million in principal amount outstanding under our 15.5% senior notes and 9.875% senior subordinated notes; and

•	$1.6 million in principal amount outstanding under our other debt.

     The following table sets forth the scheduled principal and interest payments that are due on our debt for each of the years indicated, adjusted to reflect the impact of the voluntary repayment of the entire principal amount of the 15.5% senior notes, which occurred on February 4, 2003 in connection with our secondary offering (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

Long-term debt	$346,420	$9,622	$3,746	$102,262	$230,790
Fixed interest	119,397	17,277	34,511	33,989	33,620
Variable interest	59,695	10,999	23,795	22,336	2,565
Swap agreement	(1,205)	(552)	(653)	—	—

	$524,307	$37,346	$61,399	$158,587	$266,975

     We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 3.0%. Including the fixed 3.0%, we estimate that the total interest rate on our variable-rate debt will be 6.6%, 7.0%, 7.5%, 8.0%, 8.5% and 8.5% for years 2003 through 2008, respectively. See Footnote 7, Long-Term Obligations, of our consolidated financial statements for a more detailed discussion of these variable-rate notes.

     On November 7, 2002 we entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

     Our ability to make payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In order to meet our debt obligations, we may need to refinance all or a portion of our debt. We may not be able to refinance any of our debt on commercially reasonable terms or at all.

Our debt instruments may adversely affect our ability to run our business.

     Our substantial amount of debt, as well as the guarantees of our subsidiaries and the security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our indenture and senior credit facility:

•	limit our funds available to repay the 9.875% senior subordinated notes;

•	limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•	limit our ability to dispose of our assets, create liens on our assets or to extend credit;

•	make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or industry;

•	place us at a competitive disadvantage to our competitors with less debt; and

•	restrict our ability to pay dividends, repurchase or redeem our capital stock or debt, or merge or consolidate with another entity.

     The terms of our indenture and senior credit facility allow us, under specified conditions, to incur further indebtedness, which would heighten the foregoing risks. If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

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

The significant competition in the companion animal health care services industry could cause us to reduce prices or lose market share.

     The companion animal health care services industry is highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. If we are unable to compete successfully, we may lose market share.

     There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc., which currently competes or intends to compete in most of the same markets in which we operate. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

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

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of December 31, 2002, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of December 31, 2002 we operated 60 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

     Our laboratory operations depend, in part, on the continued and uninterrupted performance of our information technology systems and transportation network. Our growth has necessitated continued expansion and upgrade of our information technology systems and transportation network. Sustained system failures or interruption in our transportation network or in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure.

     Our computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunications failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electrical break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

     Any substantial reduction in the number of available flights or delays in the departure of flights, whether as a result of severe weather conditions, as we recently experienced in the eastern United States, a terrorist attack or any other type of disruption, will disrupt our transportation network and our ability to provide test results in a timely manner. In addition, our Test Express service, which services customers outside of major metropolitan areas, is dependent on flight services in and out of Memphis and the transportation network of Federal Express. Any sustained interruption in either flight services in Memphis or the transportation network of Federal Express would result in increased turn-around time for the reporting of test results to customers serviced by our Test Express service.

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

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

     Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 25.4% of our outstanding common stock. As a result, these stockholders are able to significantly affect our management, our policies and all matters requiring stockholder approval. The directors supported by these stockholders will be able to significantly affect decisions relating to our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and in our indebtedness. This concentration of ownership may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

The war with Iraq, other political events and the uncertainty resulting from them may have a material adverse effect on our operating results.

     The war with Iraq, the terrorist attacks which took place in the United States on September 11, 2001, along with the United States’ military campaign against terrorism, ongoing violence in the Middle East and the increasing instability in North Korea have created many economic and political uncertainties, some of which may affect the markets in which we operate, our operations and profitability and your investment. The potential near-term and long-term effect that the war with Iraq and possible terrorist and other attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or other armed conflicts are unpredictable and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2002, we had borrowings of $174.8 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we entered into a no-fee interest rate swap agreement on November 7, 2002 effective November 29, 2002 and expiring November 29, 2004. Under the swap agreement we receive payments equal to the annual LIBOR rate times $40.0 million in exchange for paying a fixed annual rate of 2.22% times $40.0 million. The swap agreement has the effect of reducing the amount of our debt exposed to variable interest rates from $174.8 million to $134.8 million. Accordingly, for the year ending December 31, 2003, for every 1.0% increase in the LIBOR rate we will pay an additional $1.4 million in interest expense and for every 1.0% decrease in the LIBOR rate we will save $1.4 million in interest expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VCA ANTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of VCA Antech, Inc.:

     We have audited the consolidated financial statements of VCA Antech, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ KPMG LLP

KPMG LLP

Los Angeles, California

February 20, 2003

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001
(In thousands, except par value)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,462	$7,103
Trade accounts receivable, less allowance for uncollectible accounts of $6,408 and $5,241 at December 31, 2002 and 2001, respectively	20,727	18,036
Inventory	5,102	4,501
Prepaid expenses and other	3,541	2,378
Deferred income taxes	9,528	7,364
Prepaid income taxes	7,614	2,782

Total current assets	52,974	42,164
Property and equipment, net	95,303	89,244
Other assets:
Goodwill, net	342,614	317,262
Covenants not to compete, net	4,735	4,827
Notes receivable, net	3,505	2,672
Deferred financing costs, net	6,778	11,380
Other	1,519	972

Total assets	$507,428	$468,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$9,622	$5,159
Accounts payable	10,223	7,313
Accrued payroll and related liabilities	14,734	11,717
Accrued interest	1,565	2,254
Accrued recapitalization costs	—	1,322
Other accrued liabilities	13,464	15,029

Total current liabilities	49,608	42,794
Long-term obligations, less current portion	371,935	379,173
Deferred income taxes	15,376	1,684
Other liabilities	2,007	—
Minority interest	5,416	5,106
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, 36,765 and 36,736 shares outstanding as of December 31, 2002 and 2001, respectively	37	37
Additional paid-in capital	188,941	188,840
Accumulated deficit	(125,754)	(146,594)
Accumulated comprehensive loss - unrealized loss on hedging instruments	—	(1,855)
Notes receivable from stockholders	(138)	(664)

Total stockholders’ equity	63,086	39,764

Total liabilities and stockholders’ equity	$507,428	$468,521

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share amounts)

	2002	2001	2000

Revenue	$443,546	$401,362	$354,687
Direct costs (includes non-cash compensation of $1,412 and $103 for the years ended December 31, 2001 and 2000, respectively; excludes operating depreciation of $9,407, $8,345 and $6,872 for the years ended December 31, 2002, 2001 and 2000, respectively)	302,452	283,226	254,890

	141,094	118,136	99,797
Selling, general and administrative (includes non-cash compensation of $6,199 and $452 for the years ended December 31, 2001 and 2000, respectively)	37,185	38,633	27,446
Depreciation and amortization	12,553	25,166	18,878
Agreement termination costs	—	17,552	—
Write-down and loss (gain) on sale of assets	(100)	9,079	—
Recapitalization costs	—	—	34,268

Operating income	91,456	27,706	19,205
Interest expense	39,736	43,587	20,742
Interest income	532	669	850
Other expense, net	145	168	1,800

Income (loss) before minority interest, provision for income taxes and extraordinary item	52,107	(15,380)	(2,487)
Minority interest in income of subsidiaries	1,781	1,439	1,066

Income (loss) before provision for income taxes and extraordinary item	50,326	(16,819)	(3,553)
Provision for income taxes	21,910	445	2,199

Income (loss) before extraordinary item	28,416	(17,264)	(5,752)
Extraordinary loss on early extinguishment of debt (net of income tax benefit of $5,264, $7,059 and $1,845 for the years ended December 31, 2002, 2001, and 2000, respectively)	7,576	10,159	2,659

Net income (loss)	20,840	(27,423)	(8,411)
Increase in carrying amount of Redeemable Preferred Stock	—	19,151	5,391

Net income (loss) available to common stockholders	$20,840	$(46,574)	$(13,802)

Basic earnings (loss) per common share:
Income (loss) before extraordinary item	$0.77	$(1.87)	$(0.05)
Extraordinary loss on early extinguishment of debt	(0.20)	(0.52)	(0.01)

Earnings (loss) per common share	$0.57	$(2.39)	$(0.06)

Diluted earnings (loss) per common share:
Income (loss) before extraordinary item	$0.77	$(1.87)	$(0.05)
Extraordinary loss on early extinguishment of debt	(0.21)	(0.52)	(0.01)

Earnings (loss) per common share	$0.56	$(2.39)	$(0.06)

Shares used for computing basic earnings (loss) per share	36,749	19,509	234,055

Shares used for computing diluted earnings (loss) per share	37,091	19,509	234,055

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Common Stock		Additional	Treasury Shares
			Paid-In
	Shares	Amount	Capital	Shares	Amount

Balances, December 31, 1999	325,620	$3,256	$210,492	(9,300)	$(7,241)
Net loss	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—
Recognized loss on investments	—	—	—	—	—
Exercise of stock options	1,830	18	905	—	—
Restricted stock bonus	3,060	31	1,071	—	—
Interest on notes	—	—	—	—	—
Purchase of treasury shares	—	—	—	(7,715)	(3,323)
Issuance of common stock	14,865	149	14,716	—	—
Issuance of warrants	—	—	1,149	—	—
Write-off of notes receivable from stockholders	—	—	—	—	—
Increase in carrying amount of Redeemable Preferred Stock	—	—	—	—	—
Repurchase and retirement of common stock	(327,851)	(3,279)	(209,835)	17,015	10,564
Non-cash compensation	—	—	555	—	—

Balances, December 31, 2000	17,524	175	19,053	—	—
Net loss	—	—	—	—	—
Cumulative effect of change to a new accounting principle	—	—	—	—	—
Unrealized loss on hedging instruments	—	—	—	—	—
Recognized loss on hedging instruments	—	—	—	—	—
Non-cash compensation	—	—	7,611	—	—
Interest on notes	—	—	—	—	—
Exercise of stock options	692	7	543	—	—
Increase in carrying amount of Redeemable Preferred Stock	—	—	—	—	—
Change in par value of common stock	—	(163)	163	—	—
Issuance of common stock	17,370	17	161,471	—	—
Exercise of stock warrants	1,150	1	(1)	—	—

Balances, December 31, 2001	36,736	37	188,840	—	—
Net income	—	—	—	—	—
Unrealized gain on hedging instruments	—	—	—	—	—
Recognized gain on hedging instruments	—	—	—	—	—
Interest on notes	—	—	—	—	—
Repayment of notes	—	—	—	—	—
Exercise of stock options	29	—	101	—	—

Balances, December 31, 2002	36,765	$37	$188,941	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes
	Receivable	Retained	Accumulated
	From	Earnings	Comprehensive
	Stockholders	(Deficit)	Loss	Total

Balances, December 31, 1999	$(654)	$25,737	$(361)	$231,229
Net loss	—	(8,411)	—	(8,411)
Unrealized loss on investments	—	—	(219)	(219)
Recognized loss on investments	—	—	580	580
Exercise of stock options	—	—	—	923
Restricted stock bonus	—	—	—	1,102
Interest on notes	(34)	—	—	(34)
Purchase of treasury shares	—	—	—	(3,323)
Issuance of common stock	(518)	—	—	14,347
Issuance of warrants	—	—	—	1,149
Write-off of notes receivable from stockholders	688	—	—	688
Increase in carrying amount of Redeemable Preferred Stock	—	(5,391)	—	(5,391)
Repurchase and retirement of common stock	—	(111,955)	—	(314,505)
Non-cash compensation	—	—	—	555

Balances, December 31, 2000	(518)	(100,020)	—	(81,310)
Net loss	—	(27,423)	—	(27,423)
Cumulative effect of change to a new accounting principle	—	—	(525)	(525)
Unrealized loss on hedging instruments	—	—	(1,498)	(1,498)
Recognized loss on hedging instruments	—	—	168	168
Non-cash compensation	—	—	—	7,611
Interest on notes	(46)	—	—	(46)
Exercise of stock options	(100)	—	—	450
Increase in carrying amount of Redeemable Preferred Stock	—	(19,151)	—	(19,151)
Change in par value of common stock	—	—	—	—
Issuance of common stock	—	—	—	161,488
Exercise of stock warrants	—	—	—	—

Balances, December 31, 2001	(664)	(146,594)	(1,855)	39,764
Net income	—	20,840	—	20,840
Unrealized gain on hedging instruments	—	—	2,023	2,023
Recognized gain on hedging instruments	—	—	(168)	(168)
Interest on notes	(24)	—	—	(24)
Repayment of notes	550	—	—	550
Exercise of stock options	—	—	—	101

Balances, December 31, 2002	$(138)	$(125,754)	$—	$63,086

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Net income (loss)	$20,840	$(27,423)	$(8,411)
Other comprehensive income:
Cumulative effect of change to new accounting principle	—	(525)	—
Unrealized gain (loss) on hedging instruments	2,023	(1,498)	(219)
Recognized (gain) loss on hedging instruments	(168)	168	580

Other comprehensive income (loss)	1,855	(1,855)	361

Net comprehensive income (loss)	$22,695	$(29,278)	$(8,050)

Accumulated comprehensive loss at beginning of year	$(1,855)	$—	$(361)
Other comprehensive income (loss)	1,855	(1,855)	361

Accumulated comprehensive loss at end of year	$—	$(1,855)	$—

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$20,840	$(27,423)	$(8,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,553	25,166	18,878
Amortization of deferred financing costs and debt discount	1,518	2,153	836
Provision for uncollectible accounts	3,286	3,973	3,105
Extraordinary loss on early extinguishment of debt	12,840	17,218	4,504
Recapitalization costs	—	—	34,268
Non-cash compensation	—	7,611	555
Interest paid in kind on 15.5% senior notes	8,467	14,528	4,306
Gain on sale of investment in VPI	—	—	(3,200)
Loss recognized on investment in Zoasis	—	—	5,000
Agreement termination costs	—	9,552	—
Write-down of assets	—	9,197	—
Gain on sale of assets	(100)	(118)	—
Minority interest in income of subsidiaries	1,781	1,439	1,066
Distributions to minority interest partners	(1,824)	(1,635)	(1,400)
Increase in accounts receivable	(5,773)	(6,386)	(3,362)
Decrease (increase) in inventory, prepaid expenses and other assets	(2,228)	2,348	2,006
Increase (decrease) in accounts payable and other accrued liabilities	4,659	(2,055)	4,362
Increase in accrued payroll and related liabilities	3,017	3,382	1,077
Increase (decrease) in accrued interest	(689)	632	493
Decrease (increase) in prepaid income taxes	(4,760)	7,031	(5,416)
Increase in deferred income tax asset	(2,164)	(2,709)	(442)
Increase (decrease) in deferred income tax liability	15,699	(6,800)	1,829

Net cash provided by operating activities	67,122	57,104	60,054

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(28,321)	(24,306)	(18,183)
Real estate acquired in connection with business acquisitions	—	(675)	(1,800)
Property and equipment additions, net	(17,912)	(13,481)	(22,555)
Investments in marketable securities	—	—	(129,992)
Proceeds from sales or maturities of marketable securities	—	—	135,666
Proceeds from sale of assets	1,799	1,705	—
Payment for covenants not to compete	—	—	(15,630)
Net proceeds from sale of investment in VPI	—	—	8,200
Investment in Zoasis	—	—	(5,000)
Other	840	555	1,615

Net cash used in investing activities	(43,594)	(36,202)	(47,679)

Cash flows used in financing activities:
Repayment of long-term obligations including prepayment penalty	(195,976)	(175,530)	(172,854)
Proceeds from the issuance of long-term debt	168,061	170,000	356,670
Borrowings under revolving credit facility	7,500	—	—
Payment of deferred financing costs and recapitalization	(3,783)	(6,503)	(44,114)
Proceeds from issuance of common stock under stock option plans	29	—	923
Proceeds from issuance (repayment) of redeemable preferred stock	—	(173,773)	149,231
Proceeds from issuance of common stock	—	161,488	14,350
Proceeds from issuance of stock warrants	—	—	1,149
Repurchase of common stock	—	—	(314,508)
Purchase of treasury stock	—	—	(3,323)

Net cash used in financing activities	(24,169)	(24,318)	(12,476)

Decrease in cash and cash equivalents	(641)	(3,416)	(101)
Cash and cash equivalents at beginning of year	7,103	10,519	10,620

Cash and cash equivalents at end of year	$6,462	$7,103	$10,519

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Supplemental disclosures of cash flow information:
Interest paid	$30,440	$26,274	$15,237
Income taxes paid (refunded)	$7,871	$(4,136)	$4,383
Supplemental schedule of non-cash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired	$28,325	$24,920	$28,302
Obligations to sellers, notes payable and assumed liabilities	(1,967)	(3,525)	(11,365)

Cash paid and acquisition costs	26,358	21,395	16,937
Cash paid in settlement of certain other obligations to sellers	1,963	2,911	1,246

Total cash paid for acquisitions	$28,321	$24,306	$18,183

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. The Company

     Based in Los Angeles, California, VCA Antech, Inc. (“VCA”), a Delaware corporation, is an animal health care service company with positions in two core businesses, veterinary diagnostic laboratories (“Laboratory”) and animal hospitals (“Animal Hospital”). In 2000, the Company established a new legal structure comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is wholly-owned by VCA and owns the capital stock of all the Company’s subsidiaries. Collectively, VCA and Vicar are referred to as “the Company.” Prior to September 24, 2001, VCA was known as Veterinary Centers of America, Inc.

     The Company operates a full-service veterinary diagnostic laboratory network serving all 50 states. The laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals.

     As of December 31, 2002, the Company operated 19 full-service laboratories. The Laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     The Animal Hospitals offer a full range of general medical and surgical services for companion animals. The Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet wellness programs, including routine vaccinations, health examinations, spaying, neutering and dental care.

     At December 31, 2002, the Company operated 229 animal hospitals throughout 34 states as follows:

California	45	Delaware	4
New York*	21	Connecticut	3
Florida	17	New Mexico	3
Illinois	17	Washington*	3
Michigan	12	Hawaii	2
Pennsylvania	12	Minnesota*	2
Texas*	12	Nebraska*	2
New Jersey*	10	North Carolina*	2
Maryland	8	Utah	2
Indiana	7	Wisconsin	2
Massachusetts	7	Alabama*	1
Virginia Alaska	6 5	Georgia Louisiana*	1 1
Nevada	5	Missouri	1
Ohio*	5	South Carolina	1
Arizona	4	Vermont	1
Colorado	4	West Virginia*	1

*	States in which the Company manages animal hospitals owned by veterinary medical groups.

     The Company was formed in 1986 and during the 1990s, established a position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, the Company had built a laboratory network of 12 laboratories servicing animal hospitals in all 50 states and operated a total of 160 animal hospitals.

     The Company was publicly traded from 1991 until September 20, 2000, when the Company completed a recapitalization transaction (the “Recapitalization”) with certain investors who are affiliated with Leonard Green & Partners. The Company purchased 99% of its outstanding shares of common stock for $1.00 per share for a total consideration of $314.5 million and such shares were subsequently retired. The Company also repaid $172.9 million in principal of its debt obligations. The Recapitalization was financed by:

•	the purchase of $155.0 million of common stock, series A and series B redeemable preferred stock by a group of investors led by Leonard Green & Partners;

•	the borrowing of $250.0 million under our $300.0 million senior credit facility;

•	the issuance of an aggregate of $100.0 million of 15.5% senior notes; and

•	the issuance of an aggregate of $20.0 million of 13.5% senior subordinated notes.

     The Recapitalization did not result in a change in the historical cost basis of the Company’s assets and liabilities because certain management shareholders retained their ownership of the Company’s common stock, which aggregated 2,656,335 shares of the Company’s common stock. Concurrent with the Recapitalization, an additional 517,995 shares of common stock were issued to certain members of management.

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

     On November 27, 2001, the Company completed an initial public offering of its common stock (the “initial public offering”). As a result of this offering and the underwriters’ exercise of its over-allotment option, the Company issued 17,370,000 shares of common stock and received net proceeds of $161.5 million. Concurrent with the initial public offering, the Company issued $170.0 million in principal amount of 9.875% senior subordinated notes due 2009. The Company applied the net proceeds from the initial public offering and the sale of the notes, plus cash on hand, as follows:

•	redeemed all of the outstanding series A and series B redeemable preferred stock for $173.8 million;

•	repaid $100.0 million in principal amount of our senior term A and B notes;

•	repaid $59.1 million in principal amount of the Company’s 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repaid $5.0 million in principal amount of the Company’s 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

     Affiliates of Leonard Green & Partners and Robert Antin, CEO, President and Chairman of the Board of the Company, purchased 2,000,000 and 40,000 additional shares of common stock, respectively, in the initial public offering.

     In subsequent transactions, we:

•	repaid our senior term A and senior term B notes with the proceeds acquired from the issuance of senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and senior term B notes;

•	repaid $15.0 million, the entire outstanding principal amount, of our 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repaid $30.0 million in principal amount of our 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

2. Summary of Significant Accounting Policies

a.	Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. Significant intercompany transactions and balances have been eliminated.

     The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. As of December 31, 2002, the Company operated in eleven of these states. In these states, instead of owning an animal hospital, the Company provides management services to veterinary medical groups. The Company provides management services pursuant to long-term management agreements (the “Management Agreements”) with the veterinary medical groups, ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to the Management Agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinary and hospital staff;

•	marketing; and

•	malpractice and general insurance.

     The Company does not consolidate the operations of the veterinary medical groups since it has no control over the practice of veterinary medicine at these hospitals. As compensation for the Company’s services, it receives management fees which are included in revenue and were $43.9 million, $37.8 million, and $31.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

b.	Cash and Cash Equivalents

     For purposes of the balance sheets and statements of cash flows, the Company considers only highly liquid investments with original maturities of less than 90 days to be cash equivalents. At December 31, 2002 and 2001, the entire balance was cash.

c.	Marketable Securities

     During the year ended December 31, 2000, the Company realized a loss on the sale of an investment of $1.3 million. As of December 31, 2002 and 2001, the Company had no marketable securities.

d.	Property and Equipment

     Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	3 to 7 years
Equipment held under capital leases	5 to 10 years

     Property and equipment at December 31, consisted of (in thousands):

	2002	2001

Land	$20,850	$20,008
Building and improvements	36,705	33,668
Leasehold improvements	26,192	19,000
Furniture and equipment	61,802	49,565
Equipment held under capital leases	—	1,533
Construction in progress	1,216	5,292

Total fixed assets	146,765	129,066
Less - Accumulated depreciation and amortization	(51,462)	(39,822)

	$95,303	$89,244

     Accumulated depreciation on equipment held under capital leases amounted to $1.5 million at December 31, 2001.

e.	Goodwill

     Goodwill relating to acquisitions represents the purchase price paid and liabilities assumed in excess of the fair market value of net assets acquired.

     The Company continually evaluates whether events, circumstances or net losses on the entity level have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related facility’s undiscounted, tax adjusted net income over the remaining life of the goodwill to measure whether the goodwill is recoverable. If it is determined that goodwill on a given entity is partially or totally unrecoverable, losses will be recognized to the extent that projected aggregate tax-adjusted net income over the life of the goodwill does not cover the goodwill balance at the date of impairment. Accumulated amortization of goodwill was $43.3 million at December 31, 2002 and 2001.

     The Company recorded a write-down of goodwill of $7.3 million during the year ended December 31, 2001. See Footnote 2.n., Write-down and Gain on Sale of Assets, for additional information.

     As discussed in Footnote 3, Recent Accounting Pronouncements, under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill relating to acquisitions effective June 30, 2001 is not amortized and is evaluated on a periodic basis for impairment. Goodwill acquired prior to June 30, 2001 was amortized through December 31, 2001 on a straight-line basis over the expected period to be benefited, not to exceed 40 years; however, this goodwill was no longer amortized beginning January 1, 2002, in accordance with SFAS No. 142.

     The following table presents net income (loss) available to common stockholders, earnings (loss) per share and income (loss) before extraordinary item as if SFAS No. 142 had been adopted as of January 1, 2000 (in thousands):

	For the Years Ended December 31

	2002	2001	2000

Net income (loss) available to common stockholders	$20,840	$(46,574)	$(13,802)
Add back goodwill amortization, net of tax	—	6,931	6,392

Adjusted net income (loss)	$20,840	$(39,643)	$(7,410)

Basic earnings (loss) per share:
Reported net income (loss)	$0.57	$(2.39)	$(0.06)
Goodwill amortization, net of tax	—	0.36	0.03

Adjusted basic earnings (loss) per share	$0.57	$(2.03)	$(0.03)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.56	$(2.39)	$(0.06)
Goodwill amortization, net of tax	—	0.36	0.03

Adjusted diluted earning (loss) per share	$0.56	$(2.03)	$(0.03)

Income (loss) before extraordinary item, adjusted to exclude goodwill amortization, net of tax	$28,416	$(10,333)	$640

     The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2002	$85,101	$232,161	$317,262
Goodwill acquired and purchase price adjustments	2,212	23,214	25,426
Goodwill written off related to sale of animal hospital	—	(74)	(74)

Balance as of December 31, 2002	$87,313	$255,301	$342,614

     In addition to goodwill, the Company has other intangible assets as follows (in thousands):

	As of December 31, 2002

	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount

Covenants not to compete	$12,968	$(8,233)	$4,735
Client lists	583	(475)	108

Total	$13,551	$(8,708)	$4,843

     The aggregate amortization related to other intangible assets was as follows (in thousands):

	For the Years Ended December 31

	2002	2001	2000

Aggregate amortization expense (1)	$1,764	$6,453	$2,736

(1)	Does not include goodwill amortization of $9.2 million and $8.3 million for the years ended December 31, 2001 and 2000, respectively. There was no goodwill amortization recorded in 2002.

     Estimated amortization expense for other intangible assets for the next five years is as follows (in thousands):

2003	$1,843
2004	1,782
2005	1,473
2006	1,370
2007	1,391

f.	Covenants Not to Compete

     Covenants not to compete are amortized on a straight-line basis over the term of the agreements, usually three to ten years. Accumulated amortization of covenants not to compete was $8.2 million and $6.5 million at December 31, 2002 and 2001, respectively.

g.	Notes Receivable

     Notes receivable are not market traded financial instruments. The amounts recorded approximate fair value and are shown net of valuation allowances of $63,000 as of December 31, 2002 and 2001. The notes bear interest at rates varying from 7% to 10% per annum.

h.	Other Revenue

     As part of a partnership with Heinz Pet Products (“HPP”), the Company agreed to provide certain consulting and management services for a three-year period that commenced on February 1, 1997 and ended on January 31, 2000. The agreement was for an aggregate fee of $15.3 million payable in semi-annual installments over a five-year period.

     In October 2000, after the expiration of the above-mentioned consulting and management services agreement, HPP bought out the Company’s interest in the partnership and entered into a two-year consulting agreement with the Company. The agreement called for an aggregate fee of $5.0 million, $4.0 million of which was recognized as revenue ratably over the life of the agreement and $1.0 million of which will be used for certain marketing obligations under the agreement.

     Fees earned under these agreements are included in revenue and amounted to $1.5 million, $2.0 million and $925,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2001, the Company had deferred revenue of $1.5 million included in other accrued liabilities. The Company had no deferred revenue at December 31, 2002.

i.	Deferred Financing Costs

     In connection with the initial public offering during the year ended December 31, 2001, the Company recorded $4.8 million and wrote-off $4.7 million in deferred financing costs. In connection with certain debt transactions during the year ended December 31, 2002, the Company recorded $1.0 million and wrote-off $4.0 million in deferred financing costs. Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $854,000 and $1.6 million for the years ended December 31, 2002 and 2001, respectively.

j.	Investment in VPI and Zoasis Corporation

     During portions of 2000 and 1999, the Company had investments in Veterinary Pet Insurance, Inc. (“VPI”) and Zoasis Corporation (“Zoasis”), both of which were accounted for on the cost basis. See Footnote 6, Joint Ventures and Investments, for a description of these investments.

k.	Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying amount reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Concentration of credit risk with respect to accounts receivable is limited due to the diversity of the Company’s customer base.

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

m.	Interest Rate Hedging Agreements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, which as amended is for fiscal years which began after June 15, 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities (collectively referred to as “derivatives”). It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 effective January 1, 2001.

     Under the provisions of the Credit and Guaranty Agreement, dated September 20, 2000, the Company was required to enter into an arrangement to hedge interest rate exposure for a minimum notional amount of $62.0 million and a minimum term of two years. On November 13, 2000, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, (the “Collar Agreement”). The Collar Agreement is based on the London interbank offer rate (“LIBOR”), which resets monthly, and has a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. The Collar Agreement qualifies for hedge accounting and the Company considers it a cash flow hedging instrument. The Company has made payments under this agreement amounting to $2.2 million and $1.2 million for the years ending December 31, 2002 and 2001, respectively, resulting from LIBOR rates being below the floor interest rate of 5.9%. These payments have been reported as part of interest expense.

     On November 7, 2002, the Company entered into a no-fee swap agreement with Wells Fargo Bank effective November 29, 2002 and expiring November 29, 2004, (“Swap Agreement”). The Swap Agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The Swap Agreement qualifies for hedge accounting and the Company considers it a cash flow hedging instrument. During 2002, the Company has made payments under this agreement of $30,000 resulting from LIBOR rates being below the fixed interest rate of 2.22%.

     The valuation of the Swap Agreement and the Collar Agreement were determined by Wells Fargo Bank. At December 31, 2002 and 2001, the Company reported a liability from interest rate hedging activities of $313,000 and $2.0 million, respectively. During the years ended December 31, 2002 and 2001, the Company recognized expense related to interest rate hedging activities of $145,000 and $168,000, respectively, which is included in other expense.

n.	Write-down and Gain on Sale of Assets

     During the year ended December 31, 2002, the Company recognized a gain on the sale of assets of $100,000 as a result of entering into several transactions, which consisted of the sale of certain assets with a carrying value of $1.7 million for cash proceeds of $1.8 million. In connection with these transactions, the Company:

•	sold the real estate of two properties with a carrying value of $1.2 million;

•	sold one animal hospital, which included fixed assets, goodwill and other assets with a carrying value of $297,000, $74,000 and $15,000, respectively; and

•	sold fixed assets of certain animal hospitals and laboratories with a carrying value of $87,000.

     During the year ended December 31, 2001, the Company recognized a gain on the sale of assets of $118,000 as a result of entering into several transactions, which consisted of the sale of certain assets with a carrying value of $1.6 million for cash proceeds of $1.7 million. In connection with these transactions, the Company:

•	sold the real estate and other assets of four properties with a carrying value of $1.1 million and $465,000, respectively; and

•	sold two animal hospitals, which included fixed assets and other assets with a carrying value of $52,000 and $25,000, respectively.

     During the year ended December 31, 2001, the Company recognized a write-down of assets of $9.2 million as a result of certain events or circumstances. In connection with these certain events or circumstances, the Company:

•	performed an analysis of the fair market value of certain properties and determined that five properties’ values had been impaired and recorded an impairment charge of $1.6 million;

•	evaluated the carrying value of the Company’s goodwill resulting in the write-down of $800,000 related to one animal hospital;

•	closed one animal hospital resulting in the write-down of fixed assets and other assets with a carrying value of $22,000 and $20,000, respectively; and

•	relocated certain animal hospitals operated by the Company resulting in the write-down of fixed assets, goodwill and other assets with a carrying value of $208,000, $6.5 million and $50,000, respectively.

o.	Reclassifications

     Certain prior year balances have been reclassified to conform with the 2002 financial statement presentation.

p.	Revenue Recognition

     Revenue is recognized only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured.

q.	Marketing and Advertising

     Marketing and advertising production costs are expensed as incurred or the first time the advertisement is run. Media (primarily print) placement costs are expensed in the month the advertising appears. Total marketing and advertising expense is included in direct costs and amounted to $5.0 million, $5.0 million and $5.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

r.	Workers’ Compensation Liability

     Historically, the major component of workers’ compensation expense has been the cost of the insurance premium. However, commencing in the third quarter of 2001, the Company restructured its workers’ compensation insurance policies to a self-insurance retention program. The effect of this restructuring was a shift of the financial risk associated with claims losses from the insurance carrier to the Company, as the insurance carrier bears only the financial risk of large individual losses and large aggregate losses (the “maximum loss pick”).

     As a result of the shift to a self-insurance retention program, the Company must estimate what it will ultimately pay out for losses associated with workers’ compensation claims incurred during the policy period and estimate the related expense to be recognized in that period. Claims losses can vary substantially, and because they can take years to develop fully, can be difficult to estimate. These estimates are based on complex judgments regarding the probable number of claims that will be filed and the nature of those claims. The estimate is made as a percentage of payroll and is referred to as the “loss pick.” The estimate of the loss pick is made by reviewing historical data, current trends, the safety environment in the workplace and the effectiveness of the claims handling process.

     The loss pick used to recognize the claims loss portion of workers’ compensation expense for the annual policies ended September 30, 2002 was 2.04%, or approximately $3.4 million. The maximum loss pick set by the insurance carrier on these policies was 2.49%, or approximately $4.2 million.

     The loss pick used for claims losses for the annual policies ending September 30, 2003, of which expense was only recognized in the fourth quarter of 2002, was 2.00%, or $887,000 on a pro-rata basis. The maximum loss pick set by the insurance carrier on these policies was 2.55%, or approximately $1.1 million on a pro-rata basis.

     The Company pre-funded claims losses to the insurance carrier at a rate less than the Company’s estimated loss pick, resulting in an accrual which is included in other liabilities. If the estimate proves to be incorrect as the claims losses develop over several years, the Company may have to record additional expense up to the maximum loss pick or could experience a reduction in expense if losses are less than estimated.

     The insurance policies in place for 2000 and prior years did not have large deductibles and the Company has accrued for the maximum possible expense under these policies.

s.	Accounting for Stock-Based Compensation

     The Company has issued stock options to various employees under multiple stock option plans and is accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method of accounting, when options are issued with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of issuance or thereafter regardless of strike price.

3.	Recent Accounting Pronouncements

a.	Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed the carrying amount, companies must perform the second step that requires a hypothetical allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities as if the unit were just purchased by the company at the fair value price. In this hypothetical purchase, the excess of the fair value of the reporting unit over its re-evaluated, marked-to-market net assets would be the new basis for the reporting unit’s goodwill and a write down to this new value would be recognized as an expense.

     The Company adopted SFAS No. 142 on January 1, 2002. In doing so, it determined that it had two reporting units, Laboratory and Animal Hospital. On April 15, 2002, an independent valuation group concluded that the fair value of the Company’s reporting units exceeded it’s carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company plans to perform a valuation of its reporting units in December of each year, or upon significant changes in the Company’s business environment.

b.	Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 in the first quarter of fiscal year 2003, and does not expect the adoption of SFAS No. 143 to have a material impact on its financial statements.

c.	Impairment of Long-Lived Assets

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

     The Company will continually evaluate whether events, circumstances or net losses at the entity level have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of these assets may not be recoverable. When factors indicate that these assets should be evaluated for possible impairment, the Company will estimate the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived assets in question. If that estimate is less than the carrying value of the assets under review, we will recognize an impairment loss equal to that difference.

d.	Gains and Losses from Extinguishment of Debt and Capital Leases

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

     The Company will adopt SFAS No. 145 at the beginning of fiscal year 2003. As detailed in Footnote 7, Long-Term Obligations, the Company recognized extraordinary losses related to the early extinguishment of debt of approximately $12.8 million, before taxes, during the year ended December 31, 2002. In addition, the Company recognized extraordinary losses related to the early extinguishment of debt, before taxes, in the amount of approximately $17.2 million and $4.5 million during years 2001 and 2000, respectively. The Company does not believe these losses on extinguishment of debt meet the criteria of APB No. 30 as it has historically and may continue to change its capital structure to take advantage of current market conditions. As a result of adopting SFAS No. 145, the Company will reclassify the losses on extinguishment of debt from extraordinary losses to a component of income from recurring operations for filings subsequent to January 1, 2003. This reclassification will not impact net income (loss).

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At December 31, 2002, the Company had no capital lease obligations. Although the Company may enter into capital leases in the future, management does not expect SFAS No. 145 to have a material impact on its financial statements.

e.	Costs Associated with Exit or Disposal of Activities

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

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, however early adoption is encouraged. Currently, the Company has no plans to exit or dispose of any of its business activities that would require the use of SFAS No. 146 nor does it anticipate that SFAS No. 146 will change any of its business practices.

f.	Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as prescribed under SFAS No. 123. Under the fair value based method of accounting, compensation expense is recognized annually equal to the fair value of the options granted divided by their vesting period. In addition, SFAS No. 148 requires prominent disclosure in the footnotes to both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

     The Company has issued stock options to various employees under multiple stock option plans and is accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method of accounting, when options are issued with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of issuance or thereafter. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002 and has made the necessary disclosures in Footnote 10, Stock-Based Compensation Plans. At this time, the Company does not plan to adopt the fair value accounting model for stock-based employee compensation.

g.	Goodwill Impairment Test

     In August 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in FASB Statement No. 142, Goodwill and Other Intangible Assets. EITF Issue No. 02-13 was issued to provide guidance on how to account for deferred tax balances in determining a reporting unit’s fair value, a reporting unit’s carrying amount and the implied fair value of goodwill. In the review of the Animal Hospital and Laboratory reporting units at December 31, 2002, it was concluded that the deferred tax balances associated with each of the reporting units did not have a material impact on the reporting units’ fair value relative to its carrying value.

h.	Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The Company does not have any obligations subject to the provisions of Fin No. 45.

i.	Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Fin No. 46, Consolidation of Variable Interest Entities. Fin No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2002, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not have any existing entities that are within the scope of this interpretation.

4.	Related Party Transactions

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

     As part of an often-used acquisition strategy, the Company hires the selling doctor upon purchase of their practice. The Company may lease facilities from the selling doctor; however, the related lease agreements are negotiated at prevailing market rates as part of the acquisition before the doctor is hired. These lease arrangements are not contingent upon the current or future employment of the doctors.

b.	Recapitalization, Initial Public Offering and Debt Issuance

     On September 20, 2000, the Company completed the Recapitalization with an entity controlled by Leonard Green & Partners. In the Recapitalization, each outstanding share of our common stock, other than shares retained by management and employees, was cancelled and converted into the right to receive $1.00. The Recapitalization was financed by:

•	the purchase of $155.0 million of common stock, series A and series B redeemable preferred stock by a group of investors led by Leonard Green & Partners;

•	the borrowing of $250.0 million under our $300.0 million senior credit facility; and

•	the issuance of an aggregate of $100.0 million of 15.5% senior notes.

•	the issuance of an aggregate of $20.0 million of 13.5% senior subordinated notes;

     Prior to the initial public offering on November 27, 2001, affiliates of Leonard Green & Partners owned 2,826,000 shares of 14% series A redeemable preferred stock and 2,800,000 shares of 12% series B redeemable stock. Affiliates of Goldman, Sachs & Co. owned 122,123 shares of 14% series A redeemable preferred stock and 121,000 shares of 12% series B redeemable preferred stock and held approximately $82.5 million aggregate principal amount of senior notes and approximately $14.2 million aggregate principal amount of the senior subordinated notes, and warrants to purchase 814,575 shares of common stock at an exercise price of $0.0007 per share. An affiliate of Goldman, Sachs & Co. was the syndication agent and a lender under the senior credit facility. Melina Higgins served as one of the Company’s directors until January 9, 2003. She is an executive of Goldman, Sachs & Co. and the Chief Financial Officer of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., both of which held investments in the preferred stock and debt of the Company. The following partners of Leonard Green & Partners also serve on the Company’s Board of Directors: John Baumer, John Danhakl and Peter Nolan.

c.	Purchase of Common Stock

     Affiliates of Leonard Green & Partners purchased 2,000,000 shares of the Company’s common stock at the initial public offering price of $10.00 per share. These shares were subject to lock-up agreements under which these affiliates of Leonard Green & Partners agreed not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

     Robert Antin purchased 40,000 of the 725,000 shares of the Company’s common stock reserved by the underwriters for sale to employees and other persons associated with the Company. These shares were subject to lock-up agreements under which Mr. Antin agreed not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any share of common stock or any securities convertible into or exchangeable or exercisable for any shares of common stock without the prior written consent of Credit Suisse First Boston until May 20, 2002.

d.	Amendment to the Company’s Senior Credit Facility

     On August 29, 2002, the Company amended its senior credit facility to repay $143.1 million, or the entire outstanding principal amount, of the Company’s existing senior term A and senior term B notes by issuing under the senior credit facility an equal principal amount of senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and B notes. An affiliate of Goldman, Sachs & Co. is the syndication agent and a lender under the senior credit facility. Affiliates of Goldman, Sachs & Co. held approximately $16.4 million aggregate principal amount of the Company’s senior term C notes. In addition, Melina Higgins was a managing director of Goldman, Sachs & Co. and was one of the Company’s directors during the year ended December 31, 2002.

e.	Repayment of Senior Notes and Senior Subordinated Notes

     On October 24, 2002, the Company borrowed an additional $25.0 million of senior term C notes under the senior credit facility and used $25.2 million of cash on hand to:

•	repay $15.0 million, the entire outstanding principal amount, of the Company’s 13.5% senior subordinated notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest; and

•	repay $30.0 million principal amount of the Company’s 15.5% senior notes due 2010, at a redemption price of 110%, plus accrued and unpaid interest.

     Affiliates of Goldman, Sachs & Co. held approximately $34.3 million aggregate principal amount of the Company’s 15.5% senior notes at December 31, 2002. An affiliate of Goldman, Sachs & Co. is the syndication agent and a lender under our senior credit facility. Melina Higgins was a managing director of Goldman, Sachs & Co. and was one of the Company’s directors during the year ended December 31, 2002.

f.	Stockholders Agreement

     On September 20, 2000, the Company entered into a stockholders agreement with each of its stockholders. Under the stockholders agreement, each party to the stockholders agreement has call rights with respect to shares of common stock and stock options held by members of management in the event of termination of employment for any reason. The call rights permit the Company to repurchase callable shares at $1.00 per share. In connection with the initial public offering, the stockholders agreement was amended such that effective October 1, 2001:

•	call rights expired on one-half of Robert Antin’s shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights expired ratably over a six-month period commencing October 1, 2001;

•	call rights expired on one-half of Arthur Antin’s, Neil Tauber’s and Tomas Fuller’s shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights expired on one-half of those shares on April 1, 2002, and on the remaining one-half on October 1, 2002; and

•	call rights expired on one-half of the other employees’ shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights will expire ratably over a 12-month period commencing May 1, 2002.

                       The stockholders agreement also provided for the discharge of $580,000 and $108,000 of indebtedness owed to the Company by Robert Antin and Arthur Antin, respectively, including interest accrued thereon. This indebtedness was forgiven as part of the Recapitalization.

g.	Notes Receivable from Stockholders

     In 2001, certain non-executive employees exercised their options to purchase shares of the Company’s common stock. As consideration for the exercise of their options, the Company received notes with an aggregate value of approximately $100,000. Each note earns interest at the rate of 10.125% per annum and is due and payable on August 1, 2004. These notes are collateralized by the Company’s common stock that was purchased by the stockholders and are an unconditional obligation of the employee. The total outstanding principal and interest of these notes at December 31, 2002 and 2001 was approximately $42,000 and $104,000, respectively.

     Concurrent with the Recapitalization, the Company sold 517,995 common shares to certain non-executive employees of the Company. As consideration for the issuance of common stock, the Company received notes with an aggregate value approximating $518,000. Each note earns interest at the rate of 6.2% per annum, is compounded annually and is due and payable on September 16, 2007. The notes are collateralized by the Company’s common stock that was purchased by certain non-executive employees of the Company. The total outstanding principal and interest of these notes at December 31, 2002 and 2001 was $96,000 and $560,000, respectively.

h.	Management Services Agreement

     On September 20, 2000, the Company entered into a 10-year management services agreement with Leonard Green & Partners. The agreement provides that Leonard Green & Partners would provide general investment banking services, management, consulting and financial planning services and transaction-related financial advisory and investment banking services to the Company. The Company paid a one-time structuring fee of $7.5 million to Leonard Green & Partners in September 2000 under the agreement. Leonard Green & Partners may receive an annual fee of up to $2.5 million as compensation for the general services and normal and customary fees for transaction-related services. In the years ended December 31, 2001 and 2000, the Company paid management fees in an aggregate amount of $2.3 million and $620,000, respectively. Upon the consummation of the initial public offering, the parties agreed to terminate the management services agreement. In connection with the termination, the Company paid Leonard Green & Partners $8.0 million.

i.	Non-Competition Agreements

     On September 20, 2000, Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller each entered into non-competition agreements with the Company for a term of three years.

     In consideration for the execution of the non-competition agreements, the Company paid approximately $6.2 million, $4.0 million, $2.7 million and $2.5 million to Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller, or their affiliates, respectively. Upon the consummation of the initial public offering, these non-competition agreements were terminated.

j.	Investment in and Transactions with Zoasis

     During 2000, the Company made a $5.0 million investment in Zoasis, an internet start-up business, majority owned by Robert Antin, the Company’s Chief Executive Officer and Chairman of the Board. In December 2000, the Company determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of its investment in Zoasis.

     The Company incurred marketing expense for vaccine reminder services provided by Zoasis of $850,000, $709,000 and $81,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The pricing of these services is comparable to prices paid by the Company to independent third parties.

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

k.	Related Party Vendors

     Patricia Antin, wife of Arthur Antin, is an independent sales representative for Citi Print and Westpro Graphics, both local printing companies. The Company used these companies’ services to print forms and marketing materials for the Company’s hospitals nationwide. Transactions are based on arms-length market prices and the Company has no, nor has the Company ever had, any contractual obligation binding the Company to their services. The Company paid Citi Print $339,000, $345,000, and $321,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company paid Westpro Graphics $7,000 and $17,000 for the years ended December 31, 2001 and 2000, respectively. Effective December 31, 2002, Patricia Antin no longer serves as an independent sales representative for any printing arrangement with the Company.

l.	Investment in Vet’s Choice and the Wisdom Group, L.P.

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

5.	Acquisitions

     During 2002, the Company purchased 25 animal hospitals and one veterinary diagnostic laboratory. Nine of the acquired animal hospitals and the laboratory were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $26.8 million, consisting of $24.9 million in cash and $1.9 million in certain obligations to sellers and other liabilities assumed. The aggregate purchase price was allocated as follows: $899,000 to tangible assets, $24.3 million to goodwill and $1.6 million to other intangibles. Goodwill was assigned to the animal hospital and laboratory reporting units in the amounts of $22.1 million and $2.2 million, respectively. The Company expects that $12.7 million of the goodwill recorded will be fully deductible for income tax purposes.

     Also during 2002, the Company purchased the partnership interest of several partners that held an interest in certain non-wholly owned subsidiaries of the Company. VCA paid an aggregate consideration of approximately $1.0 million, consisting of $960,000 in cash and $65,000 in notes payable.

     During 2001, the Company purchased 21 animal hospitals, six of which were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $24.4 million, consisting of $20.9 million cash, $1.0 million in debt, and $2.5 million in certain obligations to sellers and other liabilities assumed. The aggregate purchase price was allocated as follows: $747,000 to tangible assets, $22.5 million to goodwill and $1.2 million to other intangibles.

     During 2000, the Company purchased 24 animal hospitals and one veterinary diagnostic laboratory. Three of the acquired animal hospitals and the laboratory were merged into existing VCA facilities upon acquisition. Including acquisition costs, VCA paid an aggregate consideration of $27.8 million, consisting of $16.5 million cash, $11.1 million in debt, and $315,000 in other liabilities assumed. The aggregate purchase price was allocated as follows: $914,000 to tangible assets, $21.6 million to goodwill and $5.3 million to other intangibles.

     The Company also made payments of $2.0 million, $2.9 million and $1.2 million during 2002, 2001 and 2000, respectively, related to certain other obligations to sellers incurred on the date of acquisition.

     In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of one to three years (“Earn-Out Payments”), as set forth in the respective agreements (the “Earn-Out Arrangements”). The Earn-Out Arrangements provide for contingent Earn-Out Payments if the acquired entity achieves or exceeds contractually defined revenue targets during the defined earn-out period. The payments are either fixed in amount or are based on a multiple of revenue. When the contingency is resolved and the additional consideration is distributed, the Company records the consideration issued as an additional cost of the acquired entity. The additional consideration of affected assets, usually goodwill, is amortized over the remaining life of the asset. Earn-Out Payments in 2002, 2001 and 2000 consisted entirely of cash approximating $540,000, $496,000, and $486,000, respectively.

     If specified financial criteria are attained, the Company will be obligated to make cash payments in 2003, 2004 and 2005 of approximately $290,000, $90,000 and $90,000, respectively.

     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 2002 and 2001 acquisitions occurred at January 1, 2001. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

For the Years Ended December 31
(In thousands, except per share amount)
(Unaudited)

	2002	2001

Revenue	$461,187	$439,496
Net income (loss) available to common stockholders	$22,290	$(44,544)
Diluted earnings per share	$0.60	$(2.28)
Shares used for computing diluted earnings per share	37,091	19,509

6.	Joint Ventures and Investments

     During fiscal year 2000, the Company invested $5.0 million for convertible preferred stock of Zoasis, an internet start-up business, majority-owned by Robert Antin. Zoasis was to develop and provide services to the veterinary industry such as consumer e-commerce, e-commerce of veterinary supplies for hospitals, internet diagnostic laboratory results, on-line continuing education for veterinarians, hosted websites for veterinarian clients, and a marketing reminder service. Due to the decline in the market value of many internet companies, Zoasis was not able to raise additional capital to continue its development. Zoasis scaled back its operations significantly. In December 2000, the Company determined that the value of this investment was impaired and, as a result, recognized a loss of $5.0 million on the write-down of its investment in Zoasis.

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

7. Long-Term Obligations

     Long-term obligations consisted of the following at December 31, (in thousands):

		2002	2001

Revolving Credit Facility	Revolving line of credit, maturing in 2006, secured by assets, variable interest rates (weighted average interest rate of 5.1% during 2002)	$7,500	$—
Senior Term A	Notes payable, maturing in 2006, secured by assets, variable interest rates (weighted average interest rate of 5.0% and 7.4% during 2002 and 2001, respectively)	—	24,112
Senior Term B	Notes payable, maturing in 2008, secured by assets, variable interest rates (weighted average interest rate of 5.7% and 7.9% during 2002 and 2001, respectively)	—	121,242
Senior Term C	Notes payable, maturing in 2008, secured by assets, variable interest rates (weighted average interest rate of 4.8% during 2002)	167,283	—
13.5% Senior Subordinated Notes	Notes payable, maturing in 2010, unsecured, fixed interest rate of 13.5%	—	15,000
9.875% Senior Subordinated Notes	Notes payable, maturing 2009, unsecured, fixed interest rate of 9.875%	170,000	170,000
15.5% Senior Notes	Notes payable, maturing in 2010, unsecured, fixed interest rate of 15.5%	38,137	59,670
Secured Seller Notes	Notes payable, various maturities through 2007, secured by assets and stock of certain subsidiaries, various interest rates ranging from 7.5% to 10.0%	1,027	1,182
Unsecured Debt	Notes payable, various maturities through 2008, various interest rates ranging from 5.0% to 9.7%	610	225
Capital Lease	Capital lease, maturing in 2002	—	79

	Total long-term obligations	384,557	391,510
	Less - unamortized discount	(3,000)	(7,178)

		381,557	384,332
	Less - current portion	(9,622)	(5,159)

		$371,935	$379,173

     The annual aggregate scheduled maturities of long-term obligations for the five years subsequent to December 31, 2002 are presented below (in thousands):

2003	$9,622
2004	1,901
2005	5,485
2006	21,488
2007	80,774
Thereafter	265,287

$384,557

     Interest expense consisted of the following for the year ended December 31, 2002 (in thousands):

				Subordinated			Interest	Amortization	Secured
			Revolving	Senior Notes		15.5%	Rate	of Deferred	Seller
Senior	Senior	Senior	Credit			Senior	Hedging	Financing	Notes &
Term A	Term B	Term C	Facility	13.5%	9.875%	Notes	Agreements	Costs	Other	Total

$777	$4,617	$2,546	$4	$1,648	$16,788	$8,765	$2,276	$1,553	$762	$39,736

     The Company has made multiple changes to its capital structure during fiscal years 2002, 2001 and 2000. The first change occurred in 2000 with the Recapitalization. The second change occurred in 2001 with the Company’s initial public offering and debt offering. The third and fourth changes occurred in 2002 with the Company’s amended Credit Agreement and voluntary repayment of certain debt. The following table summarizes the activity in the Company’s long-term obligations for the three years ended December 31, 2002 (in thousands):

					Subordinated Senior			Secured
				Revolving	Notes			Seller
	Senior	Senior	Senior	Credit			Senior	Notes &
	Term A	Term B	Term C	Facility	13.5%	9.875%	Notes	Other	Total

Balance at
December 31, 1999	$—	$—	$—	$—	$—	$—	$—	$161,782	$161,782
Recapitalization	50,000	200,000	—	—	20,000	—	100,000	(172,854)	197,146
PIK interest	—	—	—	—	—	—	4,306	—	4,306
New debt, net of
principal payments	—	—	—	—	—	—	—	12,860	12,860

Balance at
December 31, 2000	50,000	200,000	—	—	20,000	—	104,306	1,788	376,094
IPO and debt offering	(24,126)	(75,874)	—	—	(5,000)	170,000	(59,164)	—	5,836
PIK interest	—	—	—	—	—	—	14,528	—	14,528
Principal payments	(1,762)	(2,884)	—	—	—	—	—	(302)	(4,948)

Balance at
December 31, 2001	24,112	121,242	—	—	15,000	170,000	59,670	1,486	391,510
Principal payments	(1,523)	(770)	(778)	—	—	—	—	(354)	(3,425)
PIK interest	—	—	—	—	—	—	8,467	—	8,467
Amended Credit
Agreement	(22,589)	(120,472)	143,061	—	—	—	—	—	—
Voluntary repayment	—	—	25,000	—	(15,000)	—	(30,000)	—	(20,000)
New debt, net of principal payments	—	—	—	7,500	—	—	—	505	8,005

Balance at December 31, 2002	$—	$—	$167,283	$7,500	$—	$170,000	$38,137	$1,637	$384,557

     The Company had extraordinary losses related to the major changes in its capital structure as follows (in thousands):

			13.5% Senior
	Senior	Senior	Subordinated	15.5%
	Term A	Term B	Notes	Senior Notes	Debentures	Total

Recapitalization	$—	$—	$—	$—	$4,504	$4,504
Income tax benefit	—	—	—	—	(1,845)	(1,845)

Net extraordinary loss for the year
ended December 31, 2000	$—	$—	$—	$—	$2,659	$2,659

IPO and debt offering	$—	$—	5,028	12,190	$—	17,218
Income tax benefit	—	—	(2,061)	(4,998)	—	(7,059)

Net extraordinary loss for the year
ended December 31, 2001	$—	$—	$2,967	$7,192	$—	$10,159

Amended Credit Agreement	$397	$2,994	$—	$—	$—	$3,391
Voluntary repayment	—	—	3,586	5,863	—	9,449
Income tax benefit	(163)	(1,228)	(1,470)	(2,403)	—	(5,264)

Net extraordinary loss for the year
ended December 31, 2002	$234	$1,766	$2,116	$3,460	$—	$7,576

Senior Credit Facility

     As part of the Recapitalization, Vicar entered into a Credit and Guaranty Agreement with various lenders for $300.0 million of Senior Secured Credit Facilities (the “Credit Agreement”) with Goldman Sachs Credit Partners, L.P. as the syndication agent, and Wells Fargo Bank, N.A. as the administrative agent. The original Credit Agreement included a $50 million revolving credit facility as well as the senior term A and B notes. The revolving credit facility allows the Company to borrow up to an aggregate principal amount of $50.0 million and may be used to borrow, on a same-day notice under a “swing line,” the lesser of (1) $5.0 million or (2) the aggregate unused amount of the revolving credit facility then in effect. As of December 31, 2002, the Company had borrowed $7.5 million under the revolving credit facility.

     As part of the initial public offering and debt offering on November 27, 2001, the Company repaid $100.0 million in principal amount of the senior term A and B notes.

     On August 29, 2002, the Company amended its Credit Agreement to refinance its existing senior term A and B notes with an equal principal amount of senior term C notes, which bear a lower interest rate than the weighted average interest rate for the senior term A and senior term B notes;

     On October 24, 2002, the Company borrowed $25.0 million in principal amount of additional senior term C notes under the Credit Agreement. The proceeds from this borrowing and cash on hand were used to voluntarily repay other debt obligations as discussed below.

     Interest Rate. In general, borrowings under the Credit Agreement bear interest, at the Company’s option, on either:

•	the base rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 1.00% to 2.25% per annum for the senior term A notes and the revolving credit facility, a margin of 2.75% per annum for the senior term B notes and a margin of 2.00% per annum for the senior term C notes; or

•	the adjusted eurodollar rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 2.00% to 3.25% per annum for the senior term A notes and the revolving credit facility, a margin of 3.75% per annum for the senior term B notes and a margin of 3.00% per annum for the senior term C notes.

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

     Maturity and Principal Payments. The revolving credit facility matures on September 20, 2006. The senior term C notes mature on September 30, 2008. Principal payments on the revolving credit facility are made at the Company’s discretion with the entire unpaid amount due at maturity. The remaining principal payments on the senior term C notes are paid quarterly with the annual aggregate scheduled maturities as follows (in thousands):

	2003	2004	2005	2006	2007	2008	Total

Senior Term C	$1,681	$1,681	$1,681	$21,384	$80,489	$60,367	$167,283

     Starting December 31, 2002, as defined in the Credit Agreement, mandatory prepayments are due on the senior term C notes if the Company’s cash and cash equivalents exceed a defined amount. These payments are applied on a pro rata basis to the remaining scheduled principal payments. At December 31, 2002, the Company’s cash and cash equivalent did not exceed the defined amount. All outstanding indebtedness under the Credit Agreement may be voluntarily prepaid in whole or in part without premium or penalty.

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

     Debt Covenants. The Credit Agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the Credit Agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. Management of the Company believes the most restrictive covenant is the fixed charge coverage ratio. At December 31, 2002, the Company had a fixed charge coverage ratio of 1.38 to 1.00. The Credit Agreement requires a fixed charge coverage ratio of no less than 1.10 to 1.00.

13.5% Senior Subordinated Notes

     As part of the Recapitalization, Vicar issued $20.0 million in principal amount of 13.5% senior subordinated notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

     As part of the initial public offering and debt offering on November 27, 2001, the Company repaid $5.0 million in principal amount of the 13.5% senior subordinated notes at a redemption price of 110%.

     On October 24, 2002, the Company borrowed $25.0 million in principal amount of additional senior term C notes under the Credit Agreement. Proceeds from this borrowing were used to voluntarily repay the remaining principal balance of $15.0 million of the 13.5% senior subordinated notes at a redemption price of 110%.

     Interest Rate and Discounts. Interest on the 13.5% senior subordinated notes was payable in cash, semi-annually in arrears at the rate of 13.5% per annum; provided, however, that if the Company failed to meet specified obligations to holders of the 13.5% senior subordinated notes, as set forth in an exchange and registration rights agreement dated as of September 20, 2000, interest on the 13.5% senior subordinated notes may have increased by up to 1% per annum.

     The 13.5% senior subordinated notes had an effective interest rate of 16.2% for the years ended December 31, 2002 and 2001.

     Guarantee. The 13.5% senior subordinated notes were general, unsecured and subordinated obligations, and were guaranteed by the Company’s wholly-owned subsidiaries.

9.875% Senior Subordinated Notes

     Concurrent with the consummation of the initial public offering, Vicar issued $170.0 million in principal amount of 9.875% senior subordinated notes due 2009 with Chase Manhattan Bank and Trust Company, N.A., as trustee. On June 13, 2002, the notes were exchanged for substantially similar securities that are registered under the Securities Act.

     Interest Rate. Interest is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2002. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at the rate of 9.875% per annum.

     Guarantee. The 9.875% senior subordinated notes are general, unsecured obligations of the Company. They are subordinated in right of payment to all existing and future debt incurred under the Credit Agreement and are equal in right of payment to Vicar’s other senior subordinated notes. They are unconditionally guaranteed on a senior subordinated basis by VCA, Vicar and its wholly-owned subsidiaries.

     Maturity. The 9.875% senior subordinated notes are due on December 1, 2009.

15.5% Senior Notes

     As part of the Recapitalization, VCA issued $100.0 million in principal amount of 15.5% senior notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

     As part of the initial public offering and debt offering on November 27, 2001, the Company repaid $59.1 million in principal amount of the 15.5% senior notes at a redemption price of 110%.

     On October 24, 2002, the Company borrowed $25.0 million in principal amount of additional senior term C notes under the Credit Agreement. Proceeds from this borrowing and cash on hand were used to voluntarily repay $30.0 million in principal amount of the 15.5% senior notes at a redemption price of 110%.

     Interest Rate and Discounts. Interest on the 15.5% senior notes is payable semi-annually in arrears, at the rate of 15.5% per annum; provided that on any semi-annual interest payment date prior to September 20, 2005, the Company has the option to pay all or any portion of the interest payable on said date by issuing additional 15.5% senior notes in a principal amount equal to the interest; and further provided, however, that if the Company fails to meet specified obligations to holders of the 15.5% senior notes as set forth in a registration rights agreement dated as of September 20, 2000, interest on the 15.5% senior notes may increase by up to 1% per annum. The Company has issued an aggregate of $25.9 million in principal amount of additional 15.5% senior notes to pay interest since the issue date.

     The notes had an effective interest rate of 17.5% and 16.8% and were reported net of a discount of $3.0 million and $5.4 million for and as of the years ended December 31, 2002 and 2001, respectively.

     Guarantee. The 15.5% senior notes are general, unsecured and unsubordinated obligations that are not guaranteed by Vicar and its wholly-owned subsidiaries, nor is Vicar and its wholly-owned subsidiaries an obligor of these notes.

     Maturity and Principal Payments. As discussed above, the Company is issuing additional notes to pay interest. The first principal payment on the aggregate balance is a balloon payment due September 20, 2005 of approximately $18.8 million and the remaining principal is due September 20, 2010.

Fair Value of the Company’s Debt

     The following disclosure of the estimated fair value of the Company’s debt is made in accordance with the requirements of Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The Company used available market information and appropriate valuation methodologies to determine the estimated fair value amounts. Considerable judgment is required to develop the estimates of fair value, and the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The following table is as of December 31, 2002 and 2001 (in thousands):

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed-rate long-term debt	$209,774	$219,170	$246,077	$250,510
Variable-rate long-term debt	$174,783	$174,783	$145,354	$145,354

     The estimated fair value of the Company’s fixed-rate long-term debt is based on market value or LIBOR plus an estimated spread at December 31, 2002 and December 31, 2001 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

8.	Redeemable Preferred Stocks

     In 2000, the Company adopted an Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 6,000,000 shares of preferred stock. In connection with the Recapitalization, the Company issued 2,998,408 shares of Series A Senior Redeemable Exchangeable Cumulative Preferred Stock (“Series A Preferred Stock”), par value $0.01 per share, and 2,970,822 shares of Series B Junior Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”), par value $0.01 per share. In exchange for the issuance of the Series A Preferred Stock and Series B Preferred Stock, the Company received $75.0 million and $74.2 million, respectively. The Series A and Series B Preferred Stock earned dividends at the rate of 14% and 12% per annum of the liquidation preference, respectively. The liquidation preference and redemption value for both the Series A and Series B Preferred Stock was the sum of $25.00 per share plus accrued and unpaid dividends less any special dividend paid. Holders of Series A and Series B Preferred Stock were entitled to receive dividends, whether or not declared by the Board of Directors, out of funds legally available. Dividends were payable in cash on a quarterly basis. If dividends were not paid when due, the amount payable was added to the liquidation preference and redemption value. For the years ended December 31, 2001 and 2000, dividends earned but not paid were $19.2 million and $5.4 million, respectively. These dividends were recorded as an increase to preferred stock and a corresponding decrease to retained earnings.

     As part of the initial public offering and debt offering on November 27, 2001, the Company redeemed all its outstanding Series A and Series B Preferred Stock.

9.	Common Stock

     The Company was publicly traded from 1991 until September 20, 2000, when the Company completed the Recapitalization. During 2000 and prior to the Recapitalization, the Company repurchased 7,715,000 shares of its common stock for $3.3 million. These shares, along with all other treasury shares held prior to 2000, were retired. As part of the Recapitalization, the Company paid $314.5 million to purchase 99% of its outstanding shares of common stock for $1.00 per share. The shares of common stock repurchased were immediately retired. Immediately following the Recapitalization, the following shares of common stock were outstanding:

•	2,656,335 shares held by certain members of senior management that were not repurchased as part of the Recapitalization;

•	14,350,005 shares held by a group of investors led by Leonard Green & Partners that were issued at $1.00 per share; and

•	517,995 shares held by certain members of management that were issued at $1.00 per share.

     Concurrent with the Recapitalization, the Company adopted an Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 24,000,000 shares of common stock with a par value of $0.01 per share. Subsequent to the Recapitalization in 2000, the Company’s Board of Directors declared a fifteen-for-one stock split. The stock split has been retroactively reflected in the accompanying financial statements and footnotes.

     Also in connection with the Recapitalization, the Company issued warrants to certain investors to purchase 1,149,990 shares of the Company’s common stock. The warrants allowed the holders to purchase the Company’s common stock at a price equal to $0.0007 per share. The Company valued these warrants at their fair market value on the date of issuance at $1.1 million, which was recorded as part of stockholders’ equity. In November 2001, the investors exercised their warrants to purchase 1,149,871 shares of the Company’s common stock. In lieu of paying cash to exercise the warrants, the investors opted to cancel 119 of the previously outstanding 1,149,990 warrants.

     In August 2001, certain employees exercised 691,875 options to purchase shares of the Company’s common stock granted in connection with the Recapitalization.

     As part of the initial public offering on November 27, 2001, the Company sold 16,000,000 shares of its common stock at $10.00 per share, which generated net proceeds of approximately $148.7 million. In addition, during December 2001, the Company’s underwriters exercised their over-allotment option to purchase an additional 1,370,000 shares of the Company’s common stock at $10.00 per share, which generated net proceeds of approximately $12.8 million. Concurrent with the initial public offering, the Company adopted an Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 75,000,000 shares of common stock with a par value of $0.001 per share.

     During 2002, certain employees exercised 29,658 options to purchase shares of the Company’s common stock.

     The Company has not paid cash dividends on the common stock and does not anticipate paying cash dividends in the foreseeable future. In addition, the senior credit facility and the indenture governing the outstanding senior subordinated notes place limitations on the ability to pay dividends or make other distributions in respect of the common stock. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

10.	Stock-Based Compensation Plans

     The Company has granted stock options to various employees. The Company accounts for these plans under APB Opinion No. 25.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, as prescribed under SFAS No. 123. Under the fair value based method of accounting, compensation expense is recognized annually equal to the fair value of the options granted divided by their vesting period. In addition, SFAS No. 148 requires prominent disclosure in the footnotes to both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

     The 1996 Stock Incentive Plan (the “1996 Plan”) was amended August 6, 2001. Under the amended plan, no additional incentive or nonqualified stock options may be granted to directors, officers, key employees or consultants. In 2000, the Company issued 633,795 stock options under the 1996 Plan. These options vest ratably over four years from the date of grant with an exercise price of $1.00 and expire in 2010.

     In August 2001, the Company’s Board of Directors approved the 2001 Stock Incentive Plan (the “2001 Plan”) that provides for the granting of incentive or nonqualified stock options to directors, officers, key employees or consultants of the Company. The number of shares reserved and authorized for issuance under the 2001 Plan is 2,000,000 shares. During the year ended December 31, 2002, the Company issued the following stock options under the 2001 Plan:

•	30,000 stock options, which one-half vest in February 2003 and the other one-half vest in February 2004, have an exercise price of $12.52 and expire in 2012;

•	20,000 stock options, which vest ratably over a 24-month period commencing September 2002, have an exercise price of $13.75 and expire in 2012; and

•	1,300,000 stock options, which one-quarter vest in January 2004 and the remaining vest over a 36-month period commencing in February 2004, have an exercise price of $14.00 and expire in 2012.

     Had compensation costs for these plans been determined consistent with SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	2002	2001	2000

As reported	$20,840	$(46,574)	$(13,802)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(32)	(376)

Pro forma net income (loss) available to common stockholders	$20,722	$(46,606)	$(14,178)

Earnings (loss) per common share:
Basic - as reported	$0.57	$(2.39)	$(0.06)
Basic - pro forma	$0.56	$(2.39)	$(0.06)
Diluted - as reported	$0.56	$(2.39)	$(0.06)
Diluted - pro forma	$0.56	$(2.39)	$(0.06)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model for the year ended December 31, 2002 and the minimum value option pricing model for the years ended December 31, 2001 and 2000 with the following weighted-average assumptions:

	2002	2001	2000

Risk free interest rate	3.1%	6.0%	6.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	25.0%	0.0%	0.0%
Weighted average fair value	$3.95	$0.25	$0.78
Expected option life (years)	5	5	5

     In connection with the Recapitalization, certain of the Company’s employees elected to exchange their stock options for newly issued stock options. The number of stock options issued to each employee was equal to the intrinsic value of their old stock options divided by the strike price of the new stock options ($0.20). These stock options were accounted for as variable awards, and related non-cash compensation of $555,000 was recorded in 2000. An additional charge for non-cash compensation of $7,611,000 was recorded in 2001, as a result of the increase in the estimated market value of the common stock. In August 2001, 691,875 of the new options were exercised and 1,995 were cancelled, leaving none outstanding as of December 31, 2001.

     The table below summarizes the transactions in the Company’s stock option plans (in thousands, except per share amounts):

	2002	2001	2000

Options outstanding at beginning of year	634	1,328	57,300
Exchanged in connection with Recapitalization	—	—	694
Granted	1,350	—	634
Exercised	(29)	(692)	(1,815)
Purchased	—	—	(54,585)
Canceled	(3)	(2)	(900)

Options outstanding at end of year (weighted average exercise price of $9.97 as of December 31, 2002)	1,952	634	1,328

Exercisable at end of year	79	41	694

     The following table summarizes information about the options outstanding as of December 31, 2002 in accordance with SFAS No. 148 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable

		Weighted Avg.
		Remaining
	Number	Contractual	Weighted Avg.	Number	Weighted Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$1.00	602	7.72	$1.00	76	$1.00
$12.52-$14.00	1,350	9.94	$13.96	3	$13.75

11.	Commitments and Contingencies

a.	Leases

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

     The future minimum lease payments on operating leases at December 31, 2002, including renewal option periods, are as follows (in thousands):

2003	$13,936
2004	14,004
2005	13,799
2006	13,665
2007	13,656
Thereafter	225,526

     Rent expense totaled $14.2 million, $12.6 million, and $11.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Rental income totaled $392,000, $176,000, and $259,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

b.	Earn-out Payments

     In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby additional cash may be paid to former owners of acquired hospitals upon attainment of specified financial criteria over periods of one to three years, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained in the next twelve months, the Company will be obligated to make cash payments of approximately $290,000.

c.	Holdbacks

     In connection with certain acquisitions, the Company withheld a portion of the purchase price (the “holdback”). The holdback is used to offset any costs the Company may pay on behalf of the former owner for any liabilities the Company did not assume at the time of acquisition. The amounts held accrue interest not to exceed 7% per annum and are payable within a twelve-month period. The total outstanding holdbacks at December 31, 2002 were approximately $1.5 million.

d.	Officers’ Compensation

     Each of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President of Development has entered into employment agreements with the Company. The aggregate annual salaries provided for under these employment agreements is $1.4 million and allow for upward adjustments to each annual salary based on the Consumer Price Index for Los Angeles County. The agreements also call for a maximum of $1.2 million to be paid as annual bonuses based on annual performance goals to be set by the compensation committee of the Board of Directors.

     As of any given date, unless any of those agreements are sooner terminated pursuant to their respective provisions, the Chief Executive Officer has five years remaining under the term of his employment agreement, the Chief Operating Officer has three years remaining under the term of his employment agreement, and the Chief Financial Officer has two years remaining under the term of his employment agreement. The Senior Vice President’s current employment agreement expires in September 2003. In addition, these employment agreements provide for certain payments in the event an officer’s employment with the Company is terminated.

     In the event any of these officers’ employment is terminated due to death or disability, each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

     In the event any of these officers terminate their employment agreements for cause, we terminate any of their employment agreements without cause or a change of control occurs (in which case such employment agreements terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, an amount based on past bonuses, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

     In the event of a change of control, in which case all of these employment agreements would terminate simultaneously, the maximum amount of collective cash payments to these officers, which does not include gains from options or continued benefits or perquisites, would be approximately $8.9 million. In addition, if any of the amounts payable to these officers under these provisions constitute “excess parachute payments” under the Internal Revenue Code, each officer is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

e.	State Laws

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company operates 60 animal hospitals in 11 states with these laws. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

     The Ohio Attorney General’s office filed a lawsuit on December 14, 1998, in the Franklin County Court of Common Pleas in the State of Ohio in which the state alleged that our management of a veterinary medical group licensed to practice veterinary medicine in that state violates the Ohio statute prohibiting business corporations from providing, or holding themselves out as providers of, veterinary medical care. On March 20, 2001, the trial court in the case entered summary judgment in favor of the State of Ohio and issued an order enjoining us from operating in the State of Ohio in a manner that is in violation of the state statute. Since that time, we have been engaged in discussions with the Attorney General’s office to restructure our operations. We have reached an agreement with the Attorney General’s office that our management services agreement, as amended, does not constitute the practice of veterinary medicine by a corporation. We have filed our agreement with the court, which completes our settlement with the State of Ohio.

     All of the states in which the Company operates impose various registration requirements. To fulfill these requirements, each facility has been registered with appropriate governmental agencies and, where required, has appointed a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in the Company’s clinics are required to maintain valid state licenses to practice.

f.	Other Contingencies

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not affect the Company’s financial position or results of operations.

12.	Calculation of Per Share Amounts

     A reconciliation of the income (loss) and shares used in the computations of the basic and diluted earnings (loss) per share (“EPS”) for the years ended December 31, 2002, 2001 and 2000 follows (in thousands, except per share amounts):

	2002	2001	2000

Income (loss) before extraordinary item	$28,416	$(17,264)	$(5,752)
Increase in carrying amount of redeemable preferred stock	—	19,151	5,391

Income (loss) available to common stockholders before extraordinary item	28,416	(36,415)	(11,143)
Extraordinary loss on early extinguishment of debt, net of tax	7,576	10,159	2,659

Net income (loss) available to common stockholders (basic and diluted)	$20,840	$(46,574)	$(13,802)

Weighted average common shares outstanding:
Basic	36,749	19,509	234,055
Effect of dilutive common stock equivalents:
Stock options	342	—	—

Diluted	37,091	19,509	234,055

Basic earnings (loss) per common share:
Income (loss) before extraordinary item	$0.77	$(1.87)	$(0.05)
Extraordinary loss on early extinguishment of debt	(0.20)	(0.52)	(0.01)

Earnings (loss) per common share	$0.57	$(2.39)	$(0.06)

Diluted earnings (loss) per common share:
Income (loss) before extraordinary item	$0.77	$(1.87)	$(0.05)
Extraordinary loss on early extinguishment of debt	(0.21)	(0.52)	(0.01)

Earnings (loss) per common share	$0.56	$(2.39)	$(0.06)

     As part of the Recapitalization on September 20, 2000, the Company paid $1.00 per share, for a total payment of $314.5 million, to repurchase 310,836,000 shares of its outstanding common stock, of which approximately $3.7 million was attributable to costs incurred in connection with the repurchase of the Company’s common stock. These per share and share amounts have been adjusted to reflect a 15-for-1 stock split which took place after the Recapitalization. Immediately after this repurchase, the Company issued 517,995 and 14,350,005 shares of common stock to its management and certain investors, respectively, for $1.00 per share.

     As of December 31, 2001, 633,795 stock options with an exercise price of $1.00 were outstanding and at December 31, 2000, 1,327,670 stock options and warrants to purchase an aggregate 1,149,990 common shares were outstanding. These stock options and warrants were not included in the computation of diluted loss per share because conversion would have an antidilutive effect on diluted loss per share for these periods.

13.	Income Taxes

     The provision (benefit) for income taxes is comprised of the following for the three years ended December 31, (in thousands):

	2002	2001	2000

Federal:
Current	$2,543	$803	$(889)
Deferred	10,143	(8,366)	1,219

	12,686	(7,563)	330

State:
Current	2,575	2,090	(142)
Deferred	1,385	(1,141)	166

	3,960	949	24

	$16,646	$(6,614)	$354

     The consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 include a provision for income taxes of $21.9 million, $445,000 and $2.2 million and a benefit for income taxes associated with the early extinguishment of debt of $5.3 million, $7.1 million and $1.8 million, respectively. The net provision (benefit) of approximately $16.6 million, $(6.6) million and $354,000, respectively, is reflected in the table above.

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

     The net deferred tax asset (liability) at December 31, is comprised of (in thousands):

	2002	2001

Current deferred tax assets (liabilities):
Accounts receivable	$2,576	$2,048
State taxes	(162)	(710)
Other liabilities and reserves	6,101	5,438
Start-up costs	66	66
Other assets	(328)	(295)
Inventory	1,275	817

Total current deferred tax asset, net	$9,528	$7,364

Non-current deferred tax (liabilities) assets:
Net operating loss carryforwards	$3,991	$12,233
Write-down of assets	1,899	2,012
Start-up costs	302	302
Other assets	5,252	6,429
Intangible assets	(21,947)	(15,735)
Property and equipment	(1,597)	(1,642)
Unrealized loss on investments	2,588	2,588
Valuation allowance	(5,864)	(7,871)

Total non-current deferred tax liability, net	$(15,376)	$(1,684)

     Under the Tax Reform Act of 1986, the utilization of Federal net operating loss (“NOL”) carryforwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Management believes that past mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment related expenditures where the realization of this deduction is uncertain at this time. Also, based on the weight of available evidence and pursuant to SFAS No. 109, we reduced and reclassified the valuation allowance by $2.0 million to other long-term liabilities. This amount accounts for the differences between the probable tax bases and as filed tax bases of assets and liabilities.

     At December 31, 2002, the Company had NOL carryforwards of approximately $9.7 million, comprised mainly of NOL carryforwards acquired in the past. We expect to utilize all of these loss carryforwards. These NOLs expire at various dates through 2015.

     A reconciliation of the provision (benefit) for income taxes to the amount computed at the Federal statutory rate for the three years ended December 31, is as follows:

	2002	2001	2000

Federal income tax at statutory rate	35%	(35)%	(35)%
Effect of amortization of intangibles	1	4	18
State taxes, net of Federal benefit	6	(3)	(2)
Tax exempt income	—	—	(1)
Write-down of zero tax basis assets	—	7	—
Non-cash compensation charges	—	8	—
Additional federal taxes	5	—	—
Litigation charges	2	—	—
Valuation allowance	(5)	(2)	24

	44%	(21)%	4%

14.	401(k) Plan

     During 1992, the Company established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with the Company and provides the annual matching contributions by the Company at the discretion of the Company’s Board of Directors. In 2002, 2001 and 2000, the Company provided a total matching contribution approximating $746,000, $1.1 million, and $715,000, respectively.

15.	Lines of Business

     During the three years ended December 31, 2002, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Animal Hospital segment provides veterinary services for companion animals and sells related retail products. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. Corporate provides selling, general and administrative support for the other segments and recognizes revenue associated with consulting agreements.

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

     The following is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

2002
Revenue	$154,436	$296,719	$1,500	$(9,109)	443,546
Operating income (loss)	53,294	54,434	(16,272)	—	91,456
Depreciation /amortization expense	2,821	8,350	1,382	—	12,553
Identifiable assets	117,443	350,980	39,005	—	507,428
Capital expenditures	6,329	10,254	1,329	—	17,912
2001
Revenue	$134,711	$272,113	$2,000	$(7,462)	401,362
Operating income (loss)	36,624	36,725	(45,643)	—	27,706
Depreciation /amortization expense	4,657	14,491	6,018	—	25,166
Identifiable assets	110,466	322,657	35,398	—	468,521
Capital expenditures	1,944	9,075	2,462	—	13,481
2000
Revenue	$119,300	$240,624	$925	$(6,162)	354,687
Operating income (loss)	34,044	30,630	(45,469)	—	19,205
Recapitalization costs	—	—	34,268	—	34,268
Depreciation /amortization expense	4,472	12,167	2,239	—	18,878
Identifiable assets	109,453	312,473	61,144	—	483,070
Capital expenditures	2,194	18,751	1,610	—	22,555

     Corporate operating loss includes salaries and other administrative expenses related to the executive, finance, accounting, human resources, marketing, purchasing, information technology and regional operational management functions that support the Laboratory and Animal Hospital segments.

     The following is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes and extraordinary items as reported on the consolidated statements of operations (in thousands):

	2002	2001	2000

Total segment operating income after eliminations	$91,456	$27,706	$19,205
Interest income	532	669	850
Interest expense	39,736	43,587	20,742
Minority interest in income of subsidiaries	1,781	1,439	1,066
Other expense, net	145	168	1,800

Income (loss) before provision for income taxes and extraordinary items	$50,326	$(16,819)	$(3,553)

16. Condensed Consolidating Information

     In connection with Vicar’s issuance in November 2001 of $170.0 million in principal amount of 9.875% senior subordinated notes, VCA and each existing and future domestic wholly-owned restricted subsidiary of Vicar (the “Guarantor”) have, jointly and severally, fully and unconditionally guaranteed the 9.875% senior subordinated notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the Credit Agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for the 9.875% senior subordinated notes.

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

     Pursuant to Rule 3-10 of Regulation S-X, the following condensed consolidating information is for VCA, Vicar, the wholly-owned Guarantors and the non-Guarantor subsidiaries with respect to the 9.875% senior subordinated notes. This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantors and the non-Guarantor subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantors and non-Guarantor subsidiaries operated as independent entities. The separate financial statements of the Guarantors are not presented because management has determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$5,083	$1,233	$146	$—	$6,462
Trade accounts receivable, net	—	5	20,085	637	—	20,727
Inventory	—	—	4,706	396	—	5,102
Prepaid expenses and other	—	2,684	708	149	—	3,541
Deferred income taxes	—	9,528	—	—	—	9,528
Prepaid income taxes	—	7,614	—	—	—	7,614

Total current assets	—	24,914	26,732	1,328	—	52,974
Property and equipment, net	—	6,727	86,077	2,499	—	95,303
Goodwill, net	—	—	321,887	20,727	—	342,614
Covenants not to compete, net	—	—	4,098	637	—	4,735
Notes receivable, net	139	447	1,160	1,759	—	3,505
Deferred financing costs, net	386	6,392	—	—	—	6,778
Other	—	—	1,519	—	—	1,519
Investment in subsidiaries	155,115	239,329	23,403	—	(417,847)	—

Total assets	$155,640	$277,809	$464,876	$26,950	$(417,847)	$507,428

Current liabilities:
Current portion of long-term obligations	$—	$9,240	$382	$—	$—	$9,622
Accounts payable	—	6,706	3,517	—	—	10,223
Accrued payroll and related liabilities	—	7,068	7,339	327	—	14,734
Accrued interest	—	1,547	18	—	—	1,565
Other accrued liabilities	—	10,325	3,124	15	—	13,464

Total current liabilities	—	34,886	14,380	342	—	49,608
Long-term obligations, less current portion	35,145	335,895	895	—	—	371,935
Deferred income taxes	—	15,376	—	—	—	15,376
Other liabilities	—	2,007	—	—	—	2,007
Intercompany payables / (receivables)	57,409	(265,470)	210,272	(2,211)	—	—
Minority interest	—	—	—	—	5,416	5,416
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,941	—	—	—	—	188,941
Accumulated equity (deficit)	(125,754)	155,115	239,329	28,819	(423,263)	(125,754)
Notes receivable from stockholders	(138)	—	—	—	—	(138)

Total stockholders’ equity	63,086	155,115	239,329	28,819	(423,263)	63,086

Total liabilities and stockholders’ equity	$155,640	$277,809	$464,876	$26,950	$(417,847)	$507,428

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2001
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$3,467	$3,260	$376	—	$7,103
Trade accounts receivable, net	—	—	17,702	334	—	18,036
Inventory	—	—	4,111	390	—	4,501
Prepaid expenses and other	—	1,165	1,049	164	—	2,378
Deferred income taxes	—	7,364	—	—	—	7,364
Prepaid income taxes	—	2,782	—	—	—	2,782

Total current assets	—	14,778	26,122	1,264	—	42,164
Property and equipment, net	—	8,421	78,225	2,598	—	89,244
Goodwill, net	—	—	298,198	19,064	—	317,262
Covenants not to compete, net	—	—	4,211	616	—	4,827
Notes receivable, net	320	498	1,017	837	—	2,672
Deferred financing costs, net	780	10,600	—	—	—	11,380
Other	—	—	969	3	—	972
Investment in subsidiaries	123,840	179,454	19,920	—	(323,214)	—

Total assets	$124,940	$213,751	$428,662	$24,382	$(323,214)	$468,521

Current liabilities:
Current portion of long-term obligations	$—	$4,766	$389	$4	—	$5,159
Accounts payable	—	5,223	2,074	16	—	7,313
Accrued payroll and related liabilities	—	5,019	6,440	258	—	11,717
Other accrued liabilities	—	15,627	2,968	10	—	18,605

Total current liabilities	—	30,635	11,871	288	—	42,794
Long-term obligations, less current portion	54,345	324,152	672	4	—	379,173
Deferred income taxes	—	1,684	—	—	—	1,684
Intercompany payables / (receivables)	30,831	(266,560)	236,665	(936)	—	—
Minority interest	—	—	—	—	5,106	5,106
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,840	—	—	—	—	188,840
Accumulated equity (deficit)	(146,594)	125,695	179,454	25,026	(330,175)	(146,594)
Accumulated comprehensive loss	(1,855)	(1,855)	—	—	1,855	(1,855)
Notes receivable from stockholders	(664)	—	—	—	—	(664)

Total stockholders’ equity	39,764	123,840	179,454	25,026	(328,320)	39,764

Total liabilities and stockholders’ equity	$124,940	$213,751	$428,662	$24,382	$(323,214)	$468,521

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,500	$407,935	$35,019	$(908)	$443,546
Direct costs	—	—	277,806	25,554	(908)	302,452

	—	1,500	130,129	9,465	—	141,094
Selling, general and administrative	—	16,506	19,270	1,409	—	37,185
Depreciation and amortization	—	1,382	10,466	705	—	12,553
Loss (gain) on sale of assets	—	(116)	13	3	—	(100)

Operating income (loss)	—	(16,272)	100,380	7,348	—	91,456
Interest expense, net	8,679	30,552	93	(120)	—	39,204
Other expense, net	—	145	—	—	—	145
Equity interest in income of subsidiaries	29,420	59,875	5,687	—	(94,982)	—

Income before minority interest, provision for income taxes and extraordinary item	20,741	12,906	105,974	7,468	(94,982)	52,107
Minority interest in income of subsidiaries	—	—	—	—	1,781	1,781

Income before provision for income taxes and extraordinary item	20,741	12,906	105,974	7,468	(96,763)	50,326
Provision (benefit) for income taxes	(3,558)	(20,631)	46,099	—	—	21,910

Income before extraordinary item	24,299	33,537	59,875	7,468	(96,763)	28,416
Extraordinary loss on extinguishment of debt, net of tax	3,459	4,117	—	—	—	7,576

Net income	$20,840	$29,420	$59,875	$7,468	$(96,763)	$20,840

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2001
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$2,000	$370,549	$29,464	$(651)	$401,362
Direct costs	—	—	262,386	21,491	(651)	283,226

	—	2,000	108,163	7,973	—	118,136
Selling, general and administrative	—	14,876	22,648	1,109	—	38,633
Depreciation and amortization	—	6,018	18,100	1,048	—	25,166
Write-down and (gain) on sale of assets	—	9,197	(118)	—	—	9,079
Agreement termination costs	—	17,552	—	—	—	17,552

Operating income (loss)	—	(45,643)	67,533	5,816	—	27,706
Interest expense, net	16,142	26,687	(3)	92	—	42,918
Other expense	—	168	—	—	—	168
Equity interest in income (loss) of subsidiaries	(10,024)	38,782	4,285	—	(33,043)	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	(26,166)	(33,716)	71,821	5,724	(33,043)	(15,380)
Minority interest in income of subsidiaries	—	—	—	—	1,439	1,439

Income (loss) before provision for income taxes and extraordinary item	(26,166)	(33,716)	71,821	5,724	(34,482)	(16,819)
Provision (benefit) for income taxes	(5,935)	(26,659)	33,039	—	—	445

Income (loss) before extraordinary item	(20,231)	(7,057)	38,782	5,724	(34,482)	(17,264)
Extraordinary loss on extinguishment of debt, net of tax	7,192	2,967	—	—	—	10,159

Net income (loss)	$(27,423)	$(10,024)	$38,782	$5,724	$(34,482)	$(27,423)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2000
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$425	$500	$333,233	$20,980	$(451)	$354,687
Direct costs	—	—	239,642	15,699	(451)	254,890

	425	500	93,591	5,281	—	99,797
Selling, general and administrative	7,660	2,227	16,814	745	—	27,446
Depreciation and amortization	697	1,542	15,833	806	—	18,878
Recapitalization costs	34,268	—	—	—	—	34,268

Operating income (loss)	(42,200)	(3,269)	60,944	3,730	—	19,205
Interest expense, net	9,438	6,728	3,836	(110)	—	19,892
Other (income) expense	(3,200)	5,000	—	—	—	1,800
Equity interest in income of subsidiaries	20,641	6,742	2,774	—	(30,157)	—

Income (loss) before minority interest, provision for income taxes and extraordinary item	(27,797)	(8,255)	59,882	3,840	(30,157)	(2,487)
Minority interest in income of subsidiaries	—	—	—	—	1,066	1,066

Income (loss) before provision for income taxes and extraordinary item	(27,797)	(8,255)	59,882	3,840	(31,223)	(3,553)
Provision (benefit) for income taxes	(22,045)	(3,302)	27,546	—	—	2,199

Income (loss) before extraordinary item	(5,752)	(4,953)	32,336	3,840	(31,223)	(5,752)
Extraordinary loss on extinguishment of debt, net of tax	2,659	—	—	—	—	2,659

Net income (loss)	$(8,411)	$(4,953)	$32,336	$3,840	$(31,223)	$(8,411)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$20,840	$29,420	$59,875	$7,468	$(96,763)	$20,840
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(29,420)	(59,875)	(5,687)	—	94,982	—
Depreciation and amortization	—	1,382	10,466	705	—	12,553
Amortization of deferred financing costs and debt discounts	(53)	1,571	—	—	—	1,518
Provision for uncollectible accounts	—	—	2,853	433	—	3,286
Extraordinary loss on early extinguishment of debt	5,863	6,977	—	—	—	12,840
Interest paid in kind on 15.5% senior notes	8,467	—	—	—	—	8,467
Loss (gain) on sale of assets	—	(116)	13	3	—	(100)
Minority interest in income of subsidiaries	—	—	—	—	1,781	1,781
Distributions to minority interest partners	—	(1,824)	—	—	—	(1,824)
Increase in accounts receivable	—	(5)	(5,032)	(736)	—	(5,773)
Decrease (increase) in inventory, prepaid expenses and other assets	181	(1,700)	(718)	9	—	(2,228)
Increase (decrease) in accounts payable and accrued liabilities	—	3,025	1,650	(16)	—	4,659
Increase in accrued payroll and related liabilities	—	2,049	894	74	—	3,017
Increase (decrease) in accrued interest	—	(707)	18	—	—	(689)
Increase in prepaid income taxes	—	(4,760)	—	—	—	(4,760)
Increase in deferred income tax asset	—	(2,164)	—	—	—	(2,164)
Increase in deferred income tax liability	—	15,699	—	—	—	15,699
Increase in intercompany payable / receivable	27,200	40,751	(59,781)	(8,170)	—	—

Net cash provided by (used in) operating activities	33,078	29,723	4,551	(230)	—	67,122

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(28,321)	—	—	—	(28,321)
Property and equipment additions, net	—	(11,583)	(6,329)	—	—	(17,912)
Proceeds from sale of assets	—	1,799	—	—	—	1,799
Other	(24)	1,113	(249)	—	—	840

Net cash used in investing activities	(24)	(36,992)	(6,578)	—	—	(43,594)

Cash flows from financing activities:
Repayment of long-term obligations including prepayment penalty	(33,000)	(162,976)	—	—	—	(195,976)
Proceeds from issuance of long-term debt	—	168,061	—	—	—	168,061
Borrowings under revolving credit facility	—	7,500	—	—	—	7,500
Payment of deferred financing and recapitalization costs	(83)	(3,700)	—	—	—	(3,783)
Proceeds from issuance of common stock under stock option plans	29	—	—	—	—	29

Net cash provided by (used in) financing activities	(33,054)	8,885	—	—	—	(24,169)

Increase (decrease) in cash and cash equivalents	—	1,616	(2,027)	(230)	—	(641)
Cash and cash equivalents at beginning of period	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of period	$—	$5,083	$1,233	$146	$—	$6,462

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2001
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income (loss)	$(27,423)	$(10,024)	$38,782	$5,724	$(34,482)	$(27,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	10,024	(38,782)	(4,285)	—	33,043	—
Depreciation and amortization	—	6,018	18,100	1,048	—	25,166
Amortization of deferred financing costs and debt discounts	1,598	555	—	—	—	2,153
Provision for uncollectible accounts	—	—	3,649	324	—	3,973
Extraordinary loss on early extinguishment of debt	12,190	5,028	—	—	—	17,218
Recapitalization costs	—	9,552	—	—	—	9,552
Non-cash compensation	—	771	6,840	—	—	7,611
Interest paid in kind on 15.5% senior notes	14,528	—	—	—	—	14,528
Write-down and (gain) on sale of assets	—	9,197	(118)	—	—	9,079
Minority interest in income of subsidiaries	—	—	—	—	1,439	1,439
Distributions to minority interest partners	—	(1,635)	—	—	—	(1,635)
Increase in accounts receivable	—	—	(6,083)	(303)	—	(6,386)
Decrease in inventory, prepaid expenses and other assets	9	744	1,586	9	—	2,348
Increase (decrease) in accounts payable and accrued liabilities	—	4,085	(6,156)	16	—	(2,055)
Increase in accrued payroll and related liabilities	—	1,987	1,342	53	—	3,382
Increase (decrease) in accrued interest	—	635	(3)	—	—	632
Decrease in prepaid income taxes	—	7,031	—	—	—	7,031
Change in deferred taxes, net	—	(9,509)	—	—	—	(9,509)
Increase in intercompany payable / receivable	(10,926)	68,350	(50,648)	(6,776)	—	—

Net cash provided by operating activities	—	54,003	3,006	95	—	57,104

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(24,306)	—	—	—	(24,306)
Property and equipment additions, net	—	(12,212)	(1,944)	—	—	(14,156)
Proceeds from sale of assets	—	1,705	—	—	—	1,705
Other	—	430	125	—	—	555

Net cash used in investing activities	—	(34,383)	(1,819)	—	—	(36,202)

Cash flows from financing activities:
Repayment of long-term obligations including prepayment penalty	(66,578)	(108,952)	—	—	—	(175,530)
Proceeds from the issuance of long-term debt	—	170,000	—	—	—	170,000
Payment of deferred financing and recapitalization costs	—	(6,503)	—	—	—	(6,503)
Intercompany transfer of debt proceeds	78,863	(78,863)	—	—	—	—
Repayment of preferred stock	(173,773)	—	—	—	—	(173,773)
Proceeds from issuance of common stock	161,488	—	—	—	—	161,488

Net cash used in financing activities	—	(24,318)	—	—	—	(24,318)

Increase (decrease) in cash and cash equivalents	—	(4,698)	1,187	95	—	(3,416)
Cash and cash equivalents at beginning of period	—	8,165	2,073	281	—	10,519

Cash and cash equivalents at end of period	$—	$3,467	$3,260	$376	$—	$7,103

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2000
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income (loss)	$(8,411)	$(4,953)	$32,336	$3,840	$(31,223)	$(8,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(20,641)	(6,742)	(2,774)	—	30,157	—
Depreciation and amortization	697	1,542	15,833	806	—	18,878
Amortization of deferred financing costs and debt discounts	315	521	—	—	—	836
Provision for uncollectible accounts	—	—	2,838	267	—	3,105
Extraordinary loss on early extinguishment of debt	4,504	—	—	—	—	4,504
Recapitalization costs	34,268	—	—	—	—	34,268
Non-cash compensation	—	56	499	—	—	555
Interest paid in kind on 15.5% senior notes	4,306	—	—	—	—	4,306
Gain on sale of investments in VPI	(3,200)	—	—	—	—	(3,200)
Loss recognized on investment in Zoasis	—	5,000	—	—	—	5,000
Minority interest in income of subsidiaries	—	—	—	—	1,066	1,066
Distributions to minority interest partners	(1,031)	(369)	—	—	—	(1,400)
Increase in accounts receivable	—	—	(3,088)	(274)	—	(3,362)
Decrease (increase) in inventory, prepaid expenses and other assets	(2,409)	2,688	1,837	(110)	—	2,006
Increase (decrease) in accounts payable and accrued liabilities	6,396	2,892	(3,431)	75	—	5,932
Increase in prepaid income taxes	(2,662)	(2,754)	—	—	—	(5,416)
Change in deferred taxes, net	—	1,387	—	—	—	1,387
Increase in intercompany payable / receivable	18,156	28,649	(42,354)	(4,451)	—	—

Net cash provided by operating activities	30,288	27,917	1,696	153	—	60,054

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,478)	(5,705)	—	—	—	(18,183)
Property and equipment additions, net	(8,988)	(13,173)	(2,194)	—	—	(24,355)
Investments in marketable securities	(129,992)	—	—	—	—	(129,992)
Proceeds from sales or maturities of marketable securities	135,666	—	—	—	—	135,666
Payment for covenants not to compete	(15,630)	—	—	—	—	(15,630)
Net proceeds from sale of investment in VPI	8,200	—	—	—	—	8,200
Investment in Zoasis	(5,000)	—	—	—	—	(5,000)
Other	44	151	1,420	—	—	1,615

Net cash used in investing activities	(28,178)	(18,727)	(774)	—	—	(47,679)

Cash flows from financing activities:
Repayment of long-term obligations	(172,342)	(512)	—	—	—	(172,854)
Proceeds from the issuance of long-term debt	356,670	—	—	—	—	356,670
Payment of deferred financing costs and recapitalization	(43,601)	(513)	—	—	—	(44,114)
Proceeds from issuance of common stock under stock option plans	923	—	—	—	—	923
Proceeds from issuance of preferred stock	149,231	—	—	—	—	149,231
Proceeds from issuance of common stock	14,350	—	—	—	—	14,350
Proceeds from issuance of warrants	1,149	—	—	—	—	1,149
Repurchase of common stock	(314,508)	—	—	—	—	(314,508)
Purchase of treasury stock	(3,323)	—	—	—	—	(3,323)

Net cash used in financing activities	(11,451)	(1,025)	—	—	—	(12,476)

Increase (decrease) in cash and cash equivalents	(9,341)	8,165	922	153	—	(101)
Cash and cash equivalents at beginning of period	9,341	—	1,151	128	—	10,620

Cash and cash equivalents at end of period	$—	$8,165	$2,073	$281	$—	10,519

17. Subsequent Events

Acquisitions

     From January 1, 2003 through March 24, 2003, the Company has acquired five animal hospitals and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $5.8 million for the animal hospitals, consisting of $5.3 million in cash and the assumption of liabilities of $512,000, and $298,000 for the laboratory, consisting of $288,000 in cash and the assumption of liabilities of $10,000.

Secondary Offering

     In February 2003, the Company completed a secondary offering of 10.1 million shares of its common stock and the underwriters exercised their over-allotment option to purchase an additional 1.5 million shares. In connection with these transactions, the Company sold 3.8 million shares of common stock. As a result of this offering, the Company received net proceeds of approximately $54.3 million. Approximately $42.7 million of the net proceeds received were used to redeem the entire principal amount of its 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest. The use of the remaining $11.6 million of net proceeds received has not been determined. As a result of repaying these notes, the Company will recognize early debt redemption costs of approximately $7.4 million during the first quarter of 2003.

Litigation Settlement

      On November 30, 2001, two majority stockholders of a company that merged with Zoasis in June 2000 filed a civil complaint against VCA, Zoasis and Robert Antin. Robert Antin, VCA's Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis and serves on its Board of Directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiff's investment in Zoasis. Zoasis filed a counter claim alleging breach of contract and claim and delivery. On March 25, 2003, the parties finally settled all claims in the litigation and executed a Settlement Agreement, Mutual Release and Covenant Not to Sue. Under the settlement, the parties will dismiss their claims in the litigation with prejudice and VCA shall pay to plaintiffs $2,000,000. Concurrently with the settlement, plaintiffs will surrender all of their Zoasis common stock.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002, 2001 and 2000

(In thousands)

	Balance at	Charged to
	Beginning of	Costs and			Balance at End
	Period	Expenses	Write-offs	Other (1)	of Period

Year ended December 31, 2002 Allowance for uncollectible accounts (2)	$5,304	$3,286	$(2,381)	$261	$6,470
Year ended December 31, 2001 Allowance for uncollectible accounts (2)	$4,173	$3,973	$(3,016)	$174	$5,304
Year ended December 31, 2000 Allowance for uncollectible accounts (2)	$7,432	$3,105	$(6,771)	$407	$4,173

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company will appear in the proxy statement for the 2003 annual meeting of stockholders and is incorporated herein by this reference. The proxy statement will be filed with the SEC within 120 days following December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 2003 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2003 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2003 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

     Information regarding principal accountant fees and services will appear in the proxy statement for the 2003 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal accountant fees and services will appear in the proxy statement for the 2003 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	FINANCIAL STATEMENTS - See Item 8 of this form 10K annual report.

	(2)	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS – See Item 8 of this form 10K annual report.

	(3)	SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS – See Item 8 of this form 10K annual report.

	(4)	EXHIBITS – See Exhibit Index attached to this form 10K annual report.

(b)	(1)	REPORT ON FORM 8-K, filed October 25, 2002, reporting under Item 5, financial information for the third quarter of fiscal year 2002, earnings guidance and the repayment of our senior notes and senior subordinated notes.

	(2)	REPORT ON FORM 8-K, filed November 14, 2002, reporting under Item 5, our re-audited financial statements for fiscal years 1999, 2000 and 2001, which did not reflect any changes to our previously reported results of operations and financial condition.

List of Exhibits

Number Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

3.2	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

4.1	Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

4.2	Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the registrant’s registration statement on form S-1 field October 31, 2001.

4.3	Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.

4.4	Indenture, dated as of November 27, 2001, by and between Vicar Operating, Inc., the Guarantors (as defined therein), and Chase Manhattan Bank and Trust Company, National Association. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

4.5	Credit and Guaranty Agreement, dated as of September 20, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

4.6	First Amendment to Credit and Guaranty Agreement, dated as of October 23, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.10 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

4.7	Second Amendment to Credit and Guaranty Agreement, dated as of November 16, 2001, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.11 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

4.8	Third Amendment to Credit and Guaranty Agreement, dated as of March 20, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-3 filed January 10, 2003.

4.9	Fourth Amendment to Credit and Guaranty Agreement, dated as of August 29, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 99.2 to the Registrant’s current report on Form 8-K filed September 3, 2002.

4.10	Fifth Amendment to Credit and Guaranty Agreement, dated as of October 24, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 25, 2002.

4.11	Sixth Amendment to Credit and Guaranty Agreement, dated as of December 20, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-3 filed January 10, 2003.

4.12	Seventh Amendment to Credit and Guaranty Agreement, dated as of January 29, 2003, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.17 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.

4.13	Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.

10.1	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.2	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.3	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.4	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.5	Letter Agreement, dated as of March 3, 2003, by and between VCA Antech, Inc. and Neil Tauber.

10.6	Amendment No. 1 to Employment Agreement, dated March 25, 2003, by and between VCA Antech, Inc. and Neil Tauber.

10.7	Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.8	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.9	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.10	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included in signature page).

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, March 24, 2003.

By:	/s/

Tomas W. Fuller
Its:		Chief Financial Officer, Principal Accounting Officer, Vice President and Assistant Secretary

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

Signature	Title	Date

/s/	Chairman of the Board, President and Chief
Robert L. Antin	Executive Officer	March 24, 2003

/s/	Director, Chief Operating Officer, Senior Vice
Arthur J. Antin	President and Secretary	March 24, 2003

/s/	Chief Financial Officer, Principal Accounting
Tomas W. Fuller	Officer, Vice President and Assistant Secretary	March 24, 2003

/s/	Director
John M. Baumer		March 24, 2003

/s/	Director
John G. Danhakl		March 24, 2003

/s/	Director
John Heil		March 24, 2003

/s/	Director
Peter J. Nolan		March 24, 2003

/s/	Director
Frank Reddick		March 24, 2003

*By:	Director
Attorney-in-Fact		March 24, 2003

Certification of

Chief Executive Officer
of VCA Antech, Inc.

I, Robert L. Antin, certify that:

1.	I have reviewed this annual report on Form 10-K of VCA Antech, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By: /s/ Robert L. Antin Robert L. Antin Chief Executive Officer

Certification of

Chief Financial Officer
of VCA Antech, Inc.

I, Tomas W. Fuller, certify that:

1.	I have reviewed this annual report on Form 10K of VCA Antech, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By: /s/ Tomas W. Fuller Tomas W. Fuller Chief Financial Officer