Form 10-Q
period 2003-03-31
VCA ANTECH INC
filed 2003-05-15
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐.

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date: Common stock, $0.001 par value 40,594,135 shares as of May 12, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED, CONSOLIDATED BALANCE SHEETS
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
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
SIGNATURE
Certification of Chief Executive Officer of VCA Antech, Inc
Certification of Chief Financial Officer of VCA Antech, Inc
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

VCA ANTECH, INC.
FORM 10-Q
MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2003 and December 31, 2002
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$24,675	$6,462
Trade accounts receivable, less allowance for uncollectible accounts of $6,705 and $6,408 at March 31, 2003 and December 31, 2002, respectively	23,827	20,727
Inventory, prepaid expenses and other	8,787	8,643
Deferred income taxes	9,709	9,528
Prepaid income taxes	6,153	7,614

Total current assets	73,151	52,974
Property and equipment, net	95,098	95,303
Other assets:
Goodwill, net	348,569	342,614
Covenants not to compete, net	4,666	4,735
Deferred financing costs, net	6,174	6,778
Other	5,583	5,024

Total assets	$533,241	$507,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,340	$9,622
Accounts payable	11,767	10,223
Accrued payroll and related liabilities	14,550	14,734
Accrued interest	5,781	1,565
Other accrued liabilities	14,636	13,464

Total current liabilities	49,074	49,608
Long-term obligations, less current portion	337,457	371,935
Deferred income taxes	16,937	15,376
Other liabilities	2,007	2,007
Minority interest	5,123	5,416
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, and 40,585 and 36,765 shares outstanding as of March 31, 2003 and December 31, 2002, respectively	41	37
Additional paid-in capital	243,302	188,941
Accumulated deficit	(120,571)	(125,754)
Notes receivable from stockholders	(129)	(138)

Total stockholders’ equity	122,643	63,086

Total liabilities and stockholders’ equity	$533,241	$507,428

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$116,000	$104,695
Direct costs (excludes operating depreciation of $2,754 and $2,246 for the three months ended March 31, 2003 and 2002, respectively)	79,751	72,588

	36,249	32,107
Selling, general and administrative expense	9,363	8,622
Depreciation and amortization	3,577	3,163
Gain on sale of assets	238	—

Operating income	23,547	20,322
Interest expense, net	6,992	9,989
Debt retirement costs	7,417	—
Other (income) expense	127	(93)
Minority interest in income of subsidiaries	361	402

Income before provision for income taxes	8,650	10,024
Provision for income taxes	3,467	4,389

Net income	$5,183	$5,635

Basic earnings per common share	$0.13	$0.15

Diluted earnings per common share	$0.13	$0.15

Shares used for computing basic earnings per share	39,021	36,736

Shares used for computing diluted earnings per share	39,417	37,081

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$5,183	$5,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,577	3,163
Amortization of deferred financing costs and debt discount	233	457
Provision for uncollectible accounts	928	620
Debt retirement costs	7,417	—
Interest paid in kind on 15.5% senior notes	—	2,168
Gain on sale of assets	(238)	—
Minority interest in income of subsidiaries	361	402
Distributions to minority interest partners	(409)	(384)
Increase in accounts receivable	(3,986)	(4,119)
Increase in inventory, prepaid expenses and other assets	(222)	(230)
Increase in accounts payable and other accrued liabilities	2,662	1,738
Increase (decrease) in accrued payroll and related liabilities	(184)	1,283
Increase in accrued interest	4,216	4,710
Decrease in prepaid income taxes	1,461	2,782
Increase in income taxes payable	—	1,663
Increase in deferred income tax asset	(181)	—
Increase in deferred income tax liability	1,561	—

Net cash provided by operating activities	22,379	19,888

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,011)	(3,011)
Real estate acquired in connection with business acquisitions	(88)	—
Property and equipment additions, net	(2,825)	(3,168)
Proceeds from sale of assets	353	—
Other	215	(23)

Net cash used in investing activities	(8,356)	(6,202)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(42,293)	(1,253)
Repayment of revolving credit facility	(7,500)	—
Payment of deferred financing costs and recapitalization	(382)	(1,682)
Proceeds from issuance of common stock under stock option plans	20	—
Proceeds from issuance of common stock	54,345	—

Net cash provided by (used in) financing activities	4,190	(2,935)

Increase in cash and cash equivalents	18,213	10,751
Cash and cash equivalents at beginning of period	6,462	7,103

Cash and cash equivalents at end of period	$24,675	$17,854

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

(1)	General

     The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-K.

(2)	Acquisitions

     During the three months ended March 31, 2003, the Company purchased five animal hospitals and one veterinary diagnostic laboratory for an aggregate consideration (including acquisition costs) of $6.1 million, consisting of $5.6 million in cash and $522,000 in certain obligations to sellers and other liabilities assumed. The purchase price was allocated as follows: $190,000 to tangible assets, $5.5 million to goodwill and $400,000 to other intangible assets. Goodwill was assigned to the animal hospital and laboratory reporting units in the amounts of $5.2 million and $288,000, respectively. The Company expects that $4.5 million of the goodwill recorded will be fully deductible for income tax purposes.

     During the three months ended March 31, 2003, the Company purchased the total ownership interest of a partner in a non-wholly owned subsidiary of the Company for approximately $763,000, consisting entirely of a note payable. The Company recorded goodwill of $363,000 related to the purchase and expects that it will be fully deductible for income tax purposes.

     The Company also made payments of $450,000 during the three months ended March 31, 2003 related to certain other obligations incurred at the time of acquisition.

(3)	Calculation of Earnings per Common Share

     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net income	$5,183	$5,635

Weighted average common shares outstanding:
Basic	39,021	36,736
Effect of dilutive common shares:
Stock options	396	345

Diluted	39,417	37,081

Earnings per common share:
Basic	$0.13	$0.15

Diluted	$0.13	$0.15

(4)	Comprehensive Income

     Below is a calculation of comprehensive income (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$5,183	$5,635
Unrealized gain on hedging instruments	—	460
Less portion of unrealized gain recognized in net income	—	(93)

Net comprehensive income	$5,183	$6,002

     All gains on hedging instruments during the three months ended March 31, 2002, are the result of an interest rate collar agreement. See Footnote 7, Interest Rate Hedging Agreements/Other (Income) Expense, for additional information. By the end of the agreement, these unrealized gains offset against unrealized losses recognized in prior periods and in aggregate netted to zero. Accordingly, there has been no income tax expense relating to these unrealized gains recognized in the Company’s net income or comprehensive income.

(5)	Lines of Business

     During the three months ended March 31, 2003 and 2002, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the 2002 Annual Report on Form 10-K. The Company evaluates performance of segments based on operating income, which are evaluated on a consolidated level. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended March 31, 2003
Revenue	$41,698	$76,728	$—	$(2,426)	$116,000
Operating income (loss)	14,783	13,263	(4,499)	—	23,547
Depreciation/amortization expense	754	2,477	346	—	3,577
Capital expenditures	1,174	1,193	458	—	2,825
Three Months Ended March 31, 2002
Revenue	$37,657	$68,644	$500	$(2,106)	$104,695
Operating income (loss)	12,725	10,862	(3,265)	—	20,322
Depreciation/amortization expense	697	2,136	330	—	3,163
Capital expenditures	605	2,137	426	—	3,168
At March 31, 2003
Identifiable assets	122,267	356,735	54,239	—	533,241
At December 31, 2002
Identifiable assets	117,443	350,980	39,005	—	507,428

     Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Total segment operating income after eliminations	$23,547	$20,322
Interest expense, net	6,992	9,989
Other (income) expense	127	(93)
Debt retirement costs	7,417	—
Minority interest in income of subsidiaries	361	402

Income before provision for income taxes	$8,650	$10,024

(6)	Secondary Offering and Debt Retirement

     In February 2003, the Company completed a secondary offering of 10.1 million shares of its common stock. As part of this offering, the Company granted its underwriters an over-allotment option to purchase an additional 1.5 million shares of its common stock that was exercised in full in February 2003. In conjunction with these transactions, the Company sold 3.8 million primary shares of its common stock in exchange for net proceeds of approximately $54.3 million. The Company used approximately $42.7 million of the net proceeds to voluntarily retire the remaining principal amount outstanding of its 15.5% senior notes due 2010 at a price of 110% of the principal amount plus accrued and unpaid interest resulting in debt retirement costs of approximately $7.4 million. The Company will use the remaining $11.6 million of net proceeds for general corporate purposes.

(7)	Interest Rate Hedging Agreements/Other (Income) Expense

     Under the provisions of the Credit and Guaranty Agreement dated September 20, 2000, the Company was required to enter into an arrangement to hedge interest rate exposure for a minimum notional amount of $62.0 million and a minimum term of two years. On November 13, 2000, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank which expired on November 15, 2002, (“Collar Agreement”). The Collar Agreement was based on the London interbank offer rate (“LIBOR”), which reset monthly and had a cap and floor notional amount of $62.5 million with a cap and floor interest rate of 7.5% and 5.9%, respectively. The Collar

Agreement qualified for hedge accounting and the Company considered it a cash flow hedging instrument. The Company made payments under this agreement amounting to $615,000 for the three months ended March 31, 2002 resulting from LIBOR rates being below the floor interest rate of 5.9%. These payments have been reported as part of interest expense.

     In November 2002, the Company entered into a no-fee swap agreement with Wells Fargo Bank which expires November 29, 2004 (“Swap Agreement”). The Swap Agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The Swap Agreement qualifies for hedge accounting and the Company considers it a cash flow hedging instrument. During the three months ended March 31, 2003, the Company has made payments under this agreement of $85,000 resulting from LIBOR rates being below the fixed interest rate of 2.22%. These payments have been reported as part of interest expense.

     The valuations of the Swap Agreement and the Collar Agreement were determined by Wells Fargo Bank. At March 31, 2003 and December 31, 2002, the difference between the fair market value of the Swap Agreement and the notional amount resulted in a liability from interest rate hedging activities of $440,000 and $313,000, respectively. During the three months ended March 31, 2003 and 2002, the Company recognized a non-cash loss related to interest rate hedging activities of $127,000 and a non-cash gain related to interest rate hedging activities of $93,000, respectively. These non-cash charges are included in other (income) expense of the Company’s Condensed, Consolidated Statements of Operations.

(8)	Goodwill and Other Intangible Assets

     Goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net tangible assets acquired. Other intangible assets represent covenants not to compete and client lists, both of which are associated with acquisitions.

     The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2003 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2003	$87,313	$255,301	$342,614
Goodwill acquired and purchase price adjustments	288	5,667	5,955

Balance as of March 31, 2003	$87,601	$260,968	$348,569

     In addition to goodwill, the Company has other intangible assets as follows (in thousands):

	As of March 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not to compete	$13,365	$(8,699)	$4,666
Client lists	586	(486)	100

Total	$13,951	$(9,185)	$4,766

     The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Aggregate amortization expense	$477	$585

     Based on balances at March 31, 2003, estimated amortization expense for other intangible assets for the next five fiscal years is as follows (in thousands):

2003	$1,714
2004	1,315
2005	924
2006	555
2007	345

(9)	Accounting Pronouncements

a.	Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003 without a material impact on its financial statements.

b.	Gains and Losses from Extinguishment of Debt and Capital Leases

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, to be applied in fiscal years beginning after May 15, 2002.

     Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion (“APB”) No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future.

     In February 2003, the Company redeemed the remaining principal amount outstanding of its 15.5% senior notes. This voluntary repayment resulted in the recognition of a loss on the early extinguishment of debt of $7.4 million. The Company does not believe the loss meets the criteria of APB No. 30 as it has historically and may continue to change its capital structure to take advantage of current market conditions. As a result of adopting SFAS No. 145 on January 1, 2003, the Company recorded the debt retirement costs as a component of income from recurring operations.

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At March 31, 2003, the Company had no capital lease obligations. Although the Company may enter into capital leases in the future, management does not expect SFAS No. 145 to have a material impact on its financial statements.

c.	Costs Associated with Exit or Disposal Activities

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

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Currently, the Company has no plans to exit or dispose of any of its business activities that would require the use of SFAS No. 146 nor does it anticipate that SFAS No. 146 will change any of its business practices.

d.	Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002 for periods ending after December 15, 2002. The Company does not have any obligations subject to the provisions of FIN No. 45.

e.	Consolidations of Variable Interest Entities

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003 and as of the beginning of the first interim period beginning after June 15, 2003 for all other variable interest entities.

     The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of March 31, 2003, the Company operated in eleven of these states. In these states, the Company provides management services to veterinary medical groups pursuant to long-term management agreements (the “Management Agreements”), ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to these Management Agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinary and hospital staff;

•	marketing; and

•	malpractice and general insurance.

     Currently, the Company does not consolidate the operations of the veterinary medical groups since it has no ownership interests in the veterinary medical groups. However, it is reasonably possible that the operations of the veterinary medical groups should be consolidated under FIN No. 46. If the veterinary medical groups were to be consolidated into the Company’s operating results, there would be no effect on operating income and the Company would not be exposed to additional losses. A comparative analysis of the Company’s animal hospital operations both as currently reported and as would be reported if we consolidated the veterinary medical groups is as follows (in thousands):

	For the Three Months Ended March 31, 2003

	As Reported	As Consolidated	Difference

Revenue	$76,728	$86,307	$9,579
Direct costs (excluding operating depreciation)	$58,721	$68,300	$9,579
Operating income	$13,263	$13,263	$—

f.	Consideration Received from a Vendor

     In November 2002, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus regarding two issues raised by EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The EITF concluded that:

•	cash received by a vendor is presumed to be a reduction of the cost of the vendor’s products or services, however that presumption is overcome when the consideration is either a) a payment for assets or services, in which case the consideration is characterized as revenue, or b) a reimbursement of specific and identifiable costs incurred on behalf of the vendor in selling the vendor’s products or services, in which case the consideration is a reduction of that cost; and

•	rebates offered to a customer or reseller should be recognized as a reduction of the cost of sales based on a systematic and rational allocation provided that the amounts recognized are probable and reasonably estimable.

     EITF Issue No. 02-16 is effective for changes made to existing agreements or new agreements entered into on or after January 1, 2003. The Company has adopted EITF Issue No. 02-16 and does not expect it to have a material impact on its financial statements in the future.

g.	Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. The Company is still evaluating whether or not SFAS No. 149 will have a material impact on the way the Company accounts for its interest rate hedging agreements.

(10)	Stock-Based Compensation

     The Company has granted stock options to various employees and accounts for these options under APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, when options are issued with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of issuance or thereafter regardless of strike price. This method is not a fair-value-based method of accounting as defined by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and Amendment of FASB Statement No. 123. Fair-value-based methods of accounting require compensation expense to be recognized annually equal to the fair value of the options granted divided by their vesting period. Had the Company accounted for their stock options under SFAS No. 148 and the fair-value-based method of accounting, the Company’s net income and earnings per share on a pro forma basis would be as indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

As reported	$5,183	$5,635
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(213)	(14)

Pro forma net income available to common stockholders	$4,970	$5,621

Earnings per common share:
Basic – as reported	$0.13	$0.15
Basic – pro forma	$0.13	$0.15
Diluted – as reported	$0.13	$0.15
Diluted – pro forma	$0.13	$0.15

(11)	Commitments and Contingencies

a.	State Laws

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

b.	Other Contingencies

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not significantly affect the Company’s financial position or results of operations.

     On November 30, 2001, two majority stockholders of a company that merged with Zoasis in June 2000 filed a civil complaint against VCA, Zoasis and Robert Antin. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis and serves on its Board of Directors. The complaint alleges securities fraud under California law, common law fraud, negligent misrepresentation and declaratory judgment arising from the plaintiffs’ investment in Zoasis. Zoasis filed a counter claim alleging breach of contract and claim and delivery. On March 25, 2003, the parties settled all claims in the litigation and executed a Settlement Agreement, Mutual Release and Covenant Not to Sue. Under the settlement, the parties dismissed their claims in the litigation with prejudice and VCA paid to plaintiffs $2.0 million. Concurrent with the settlement, plaintiffs surrendered all of their Zoasis common stock. The $2.0 million settlement and other related legal fees were fully accrued at December 31, 2002.

(12)	Reclassifications

     Certain 2002 balances have been reclassified to conform to the 2003 financial statement presentation.

(13)	Subsequent Events

     From April 1, 2003 through May 12, 2003, the Company has acquired ten animal hospitals, four of which were merged into existing animal hospitals, and one veterinary diagnostic laboratory, which was merged into an existing laboratory, for an aggregate consideration (including acquisition costs) of $9.6 million for the animal hospitals, consisting of $9.0 million in cash and the assumption of liabilities of $555,000, and $155,000 for the laboratory, consisting of $150,000 in cash and the assumption of liabilities of $5,000.

     On May 7, 2003, the Company entered into an additional no-fee swap agreement with Wells Fargo Bank which expires May 31, 2005. Effective May 30, 2003, the agreement swaps monthly variable LIBOR rates for a fixed rate of 1.72% on a notional amount of $20.0 million. The agreement qualifies for hedge accounting.

(14)	Condensed, Consolidating Information

     The Company has a legal structure comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is the operating company and wholly-owned by VCA. Vicar owns the capital stock of all of the Company’s subsidiaries.

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

     Pursuant to Rule 3-10 of Regulation S-X, the following condensed, consolidating information is for VCA, Vicar, the wholly-owned Guarantor and the Non-Guarantor Subsidiaries with respect to the 9.875% senior subordinated notes. This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantor and the Non-Guarantor Subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantors and Non-Guarantor Subsidiaries operated as independent entities. The separate financial statements of the Guarantor Subsidiaries are not presented because management has determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$22,242	$2,257	$176	$—	$24,675
Trade accounts receivable, net	—	7	23,216	604	—	23,827
Inventory, prepaid expenses and other	—	2,490	5,765	532	—	8,787
Deferred income taxes	—	9,709	—	—	—	9,709
Prepaid income taxes	—	6,153	—	—	—	6,153

Total current assets	—	40,601	31,238	1,312	—	73,151
Property and equipment, net	—	6,834	86,761	1,503	—	95,098
Goodwill, net	—	—	327,791	20,778	—	348,569
Covenants not to compete, net	—	—	4,027	639	—	4,666
Deferred financing costs, net	—	6,174	—	—	—	6,174
Other	122	508	3,027	1,926	—	5,583
Investment in subsidiaries	164,987	256,256	22,717	—	(443,960)	—

Total assets	$165,109	$310,373	$475,561	$26,158	$(443,960)	$533,241

Current liabilities:
Current portion of long-term obligations	$—	$1,740	$600	$—	$—	$2,340
Accounts payable	—	7,853	3,914	—	—	11,767
Accrued payroll and related liabilities	—	8,618	5,602	330	—	14,550
Accrued interest	—	5,747	34	—	—	5,781
Other accrued liabilities	—	10,917	3,660	59	—	14,636

Total current liabilities	—	34,875	13,810	389	—	49,074
Long-term obligations, less current portion	—	335,459	1,998	—	—	337,457
Deferred income taxes	—	16,937	—	—	—	16,937
Other liabilities	—	2,007	—	—	—	2,007
Intercompany payable/(receivable)	42,466	(243,892)	203,497	(2,071)	—	—
Minority interest	—	—	—	—	5,123	5,123
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	243,302	—	—	—	—	243,302
Accumulated equity (deficit)	(120,571)	164,987	256,256	27,840	(449,083)	(120,571)
Notes receivable from stockholders	(129)	—	—	—	—	(129)

Total stockholders’ equity	122,643	164,987	256,256	27,840	(449,083)	122,643

Total liabilities and stockholders’ equity	$165,109	$310,373	$475,561	$26,158	$(443,960)	$533,241

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$5,083	$1,233	$146	$—	$6,462
Trade accounts receivable, net	—	5	20,085	637	—	20,727
Inventory, prepaid expenses and other	—	2,684	5,414	545	—	8,643
Deferred income taxes	—	9,528	—	—	—	9,528
Prepaid income taxes	—	7,614	—	—	—	7,614

Total current assets	—	24,914	26,732	1,328	—	52,974
Property and equipment, net	—	6,727	86,077	2,499	—	95,303
Goodwill, net	—	—	321,887	20,727	—	342,614
Covenants not to compete, net	—	—	4,098	637	—	4,735
Deferred financing costs, net	386	6,392	—	—	—	6,778
Other	139	447	2,679	1,759	—	5,024
Investment in subsidiaries	155,115	239,671	23,403	—	(418,189)	—

Total assets	$155,640	$278,151	$464,876	$26,950	$(418,189)	$507,428

Current liabilities:
Current portion of long-term obligations	$—	$9,240	$382	$—	$—	$9,622
Accounts payable	—	6,706	3,517	—	—	10,223
Accrued payroll and related liabilities	—	7,068	7,339	327	—	14,734
Accrued interest	—	1,547	18	—	—	1,565
Other accrued liabilities	—	10,325	3,124	15	—	13,464

Total current liabilities	—	34,886	14,380	342	—	49,608
Long-term obligations, less current portion	35,145	335,895	895	—	—	371,935
Deferred income taxes	—	15,376	—	—	—	15,376
Other liabilities	—	2,007	—	—	—	2,007
Intercompany payable/(receivable)	57,409	(265,128)	209,930	(2,211)	—	—
Minority interest	—	—	—	—	5,416	5,416
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,941	—	—	—	—	188,941
Accumulated equity (deficit)	(125,754)	155,115	239,671	28,819	(423,605)	(125,754)
Notes receivable from stockholders	(138)	—	—	—	—	(138)

Total stockholders’ equity	63,086	155,115	239,671	28,819	(423,605)	63,086

Total liabilities and stockholders’ equity	$155,640	$278,151	$464,876	$26,950	$(418,189)	$507,428

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$108,008	$8,218	$(226)	$116,000
Direct costs	—	—	73,858	6,119	(226)	79,751

	—	—	34,150	2,099	—	36,249
Selling, general and administrative	—	4,153	4,867	343	—	9,363
Depreciation and amortization	—	346	3,077	154	—	3,577
Gain on sale of assets	—	—	(238)	—	—	(238)

Operating income (loss)	—	(4,499)	26,444	1,602	—	23,547
Interest expense, net	531	6,464	29	(32)	—	6,992
Other expense	—	127	—	—	—	127
Debt retirement costs	7,417	—	—	—	—	7,417
Equity interest in income of subsidiaries	9,872	16,585	1,273	—	(27,730)	—

Income before minority interest and provision for income taxes	1,924	5,495	27,688	1,634	(27,730)	9,011
Minority interest in income of subsidiaries	—	—	—	—	361	361

Income before provision for income taxes	1,924	5,495	27,688	1,634	(28,091)	8,650
Provision (benefit) for income taxes	(3,259)	(4,377)	11,103	—	—	3,467

Net income	$5,183	$9,872	$16,585	$1,634	$(28,091)	$5,183

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$96,426	$7,961	$(192)	$104,695
Direct costs	—	—	66,977	5,803	(192)	72,588

	—	500	29,449	2,158	—	32,107
Selling, general and administrative	—	3,435	4,881	306	—	8,622
Depreciation and amortization	—	330	2,665	168	—	3,163

Operating income (loss)	—	(3,265)	21,903	1,684	—	20,322
Interest expense, net	2,141	7,845	30	(27)	—	9,989
Other income	—	93	—	—	—	93
Equity interest in income of subsidiaries	6,755	12,527	1,309	—	(20,591)	—

Income before minority interest and provision for income taxes	4,614	1,510	23,182	1,711	(20,591)	10,426
Minority interest in income of subsidiaries	—	—	—	—	402	402

Income before provision for income taxes	4,614	1,510	23,182	1,711	(20,993)	10,024
Provision (benefit) for income taxes	(1,021)	(5,245)	10,655	—	—	4,389

Net income	$5,635	$6,755	$12,527	$1,711	$(20,993)	$5,635

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$5,183	$9,872	$16,585	$1,634	$(28,091)	$5,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(9,872)	(16,585)	(1,273)	—	27,730	—
Depreciation and amortization	—	346	3,077	154	—	3,577
Amortization of deferred financing costs and debt discount	14	219	—	—	—	233
Provision for uncollectible accounts	—	—	848	80	—	928
Debt retirement costs	7,417	—	—	—	—	7,417
Gain of sale of assets	—	—	(238)	—	—	(238)
Minority interest in income of subsidiaries	—	—	—	—	361	361
Distributions to minority interest partners	—	(409)	—	—	—	(409)
Increase in accounts receivable	—	(2)	(3,937)	(47)	—	(3,986)
Decrease (increase) in inventory, prepaid expenses and other assets	17	106	(358)	13	—	(222)
Increase in accounts payable and accrued liabilities	—	1,739	879	44	—	2,662
Increase (decrease) in accrued payroll and accrued liabilities	—	1,550	(1,737)	3	—	(184)
Increase in accrued interest	—	4,200	16	—	—	4,216
Decrease in prepaid income taxes	—	1,461	—	—	—	1,461
Increase in deferred income tax asset	—	(181)	—	—	—	(181)
Increase in deferred income tax liability	—	1,561	—	—	—	1,561
Increase in intercompany payable/(receivable)	(14,932)	28,626	(11,843)	(1,851)	—	—

Net cash provided by (used in) operating activities	(12,173)	32,503	2,019	30	—	22,379

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(6,011)	$—	$—	$—	$(6,011)
Real estate acquired in connection with acquisitions	—	(88)	—	—	—	(88)
Property and equipment additions, net	—	(1,651)	(1,174)	—	—	(2,825)
Proceeds from sale of assets	—	353	—	—	—	353
Other	(2)	38	179	—	—	215

Net cash used in investing activities	(2)	(7,359)	(995)	—	—	(8,356)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(485)	—	—	—	(42,293)
Repayment of revolving credit facility	—	(7,500)	—	—	—	(7,500)
Payment of financing costs	(382)	—	—	—	—	(382)
Proceeds from issuance of common stock under stock option plans	20	—	—	—	—	20
Proceeds from issuance of common stock	54,345	—	—	—	—	54,345

Net cash provided by (used in) financing activities	12,175	(7,985)	—	—	—	4,190

Increase in cash and cash equivalents	—	17,159	1,024	30	—	18,213
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$22,242	$2,257	$176	$—	$24,675

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash from operating activities:
Net income	$5,635	$6,755	$12,527	$1,711	$(20,993)	$5,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(6,755)	(12,527)	(1,309)	—	20,591	—
Depreciation and amortization	—	330	2,665	168	—	3,163
Amortization of deferred financing costs and debt discount	—	457	—	—	—	457
Provision for uncollectible accounts	—	—	556	64	—	620
Interest paid in kind on 15.5% senior notes	2,168	—	—	—	—	2,168
Minority interest in income of subsidiaries	—	—	—	—	402	402
Distributions to minority interest partners	—	(384)	—	—	—	(384)
Increase in accounts receivable	—	(10)	(3,744)	(365)	—	(4,119)
Decrease (increase) in inventory, prepaid expense and other assets	—	117	(372)	25	—	(230)
Increase in accounts payable and accrued liabilities	—	7,038	660	33	—	7,731
Decrease in prepaid income taxes	—	2,782	—	—	—	2,782
Increase (decrease) in income tax payable	—	1,663	—	—	—	1,663
Increase (decrease) in intercompany payable (receivable)	(1,048)	14,672	(11,777)	(1,847)	—	—

Net cash provided by (used in) operating activities	—	20,893	(794)	(211)	—	19,888

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,011)	—	—	—	(3,011)
Property and equipment additions, net	—	(2,563)	(605)	—	—	(3,168)
Other	—	(31)	8	—	—	(23)

Net cash used in investing activities	—	(5,605)	(597)	—	—	(6,202)

Cash flows from financing activities:
Repayment of long-term obligations	—	(1,253)	—	—	—	(1,253)
Payment of deferred financing and recapitalization costs	—	(1,682)	—	—	—	(1,682)

Net cash used in financing activities	—	(2,935)	—	—	—	(2,935)

Increase (decrease) in cash and cash equivalents	—	12,353	(1,391)	(211)	—	10,751
Cash and cash equivalents at beginning of year	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of year	$—	$15,820	$1,869	$165	$—	$17,854

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

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 12, 2003, and we undertake no duty to update this information. Should events occur subsequent to May 12, 2003 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

     Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in most states and completing acquisitions for a total of 160 animal hospitals. At March 31, 2003, our laboratory network consisted of 20 laboratories serving all 50 states and our animal hospital network consisted of 233 animal hospitals in 34 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

     The following tables summarizes our growth in facilities for the periods presented:

	Three Months Ended
	March 31,

	2003	2002

Laboratories :
Beginning of period	19	16
Acquisitions and new facilities	1	—
Relocated into other labs operated by us	—	—

End of period	20	16

	Three Months Ended
	March 31,

	2003	2002

Animal hospitals:
Beginning of period	229	214
Acquisitions	5	3
Relocated into hospitals operated by us	—	(1)
Sold or closed	(1)	—

End of period	233	216

Owned at end of period	173	161
Managed at end of period	60	55

Basis of Reporting

   General

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. We report our operations in three segments: laboratory, animal hospital and corporate. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Revenue Recognition

     We recognize revenue only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

     We report our revenue net of discounts.

   Laboratory Revenue

     A portion of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. Laboratory internal revenue growth for the quarter ended March 31, 2003 was calculated using laboratory revenue as reported, adjusted to exclude revenue for the newly acquired laboratories that we did not own for the entire period presented, as compared to our laboratory revenue as reported for the prior comparable period.

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

   Animal Hospital Revenue

     Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees for animal hospitals that we manage. Certain states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, we enter into arrangements with a veterinary medical group that provides all veterinary medical care, while we manage the administrative functions associated with the operation of the animal hospitals and own or lease the hospital facility from a third party. In return for our services, the veterinary medical group pays us a management fee. We do not consolidate the operations of animal hospitals that we manage.

     However, when we analyze revenue and same-facility revenue growth for animal hospitals, we use combined revenue and an adjusted same-facility measure that are calculated using the combined revenue of animal hospitals owned and managed for the entire periods presented. We feel that combined revenue and adjusted same-facility revenue are important measures because they reflect the overall performance of all animal hospitals owned and managed. We have provided reconciliations of these non-GAAP revenue measures to the GAAP revenue measures in Results of Operations.

     Adjusted same-facility revenue growth and same-facility revenue growth based on GAAP include revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition.

   Other Revenue

     We received consulting fees from Heinz Pet Products relating to the marketing of its proprietary pet food. As of September 2002, the consulting agreement with Heinz Pet Products had expired.

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

     When we analyze animal hospital direct costs we use the combined direct costs of animal hospitals owned and managed for the entire periods presented. We feel that combined direct costs is an important measure because it reflects the overall performance of all animal hospitals owned and managed. We have provided a reconciliation of combined direct costs to the animal hospital direct costs as reported in Results of Operations.

   Selling, General and Administrative Expense

     Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of sales and administrative and accounting personnel and selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management, certain administrative and accounting personnel, recruiting and certain marketing expense. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, rent, accounting, finance, legal and other professional expense and occupancy costs.

   Adjusted EBITDA

     Adjusted EBITDA is operating income before depreciation and amortization. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe that Adjusted EBITDA is a primary performance measure as it reflects earnings before the impact of depreciation and amortization and certain other significant items. We believe that operating income is the most comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA is also an important component of the financial ratios included in our debt covenants and provides us with a measure of our ability to service our debt. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

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

Critical Accounting Policies and Significant Estimates

     Under generally accepted accounting principles, or GAAP, in the United States, management is required to make critical accounting estimates that directly impact our consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; and (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. Management bases its assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. The following represent what management believes are the critical accounting policies most affected by significant management estimates and judgments. Management has discussed these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with our audit committee.

   Workers’ Compensation Expense

     Workers’ compensation expense is the cost to insure our company against losses related to injuries incurred by our employees in the normal course of their duties. Our workers’ compensation insurance policies are self-insurance retention programs, which mean that we bear the significant portion of the financial risk associated with claims losses, while the insurance company bears only the financial risk of large individual losses and large aggregate losses.

     As a result of utilizing self-insurance retention policies, we must estimate the amount that we will ultimately pay for losses associated with workers’ compensation claims, or claims losses for the policy period. These estimated claims losses must be recorded as expense during the policy period. Claims losses can vary substantially and, because they can take years to develop fully, can be difficult to estimate. These estimates are based on complex judgments regarding the probable number of claims that will be filed and the nature of those claims. Both of those variables are highly uncertain and combine to form a factor referred to as the “loss pick.” The loss pick factor is multiplied by our payroll cost to determine what the projected costs for claims and our related expense will be.

     We estimate the loss pick by reviewing a minimum of five years of our historical claims loss data and analyzing the trend of the development of claims over time. We also review and adjust the loss pick for other major factors such as the risk control environment and claims handling. The risk control environment includes proper safety training, safe working environment, availability of safety equipment for specific tasks, and management emphasis and monitoring of safe practices. Claims handling includes proper reporting of claims, proper care given to injured employees, availability of return-to-work programs, and oversight of the claims process by both the insurance claims handler and our own management. We review our loss pick on a quarterly basis considering the current loss trend and any changes in the environment as indicated above. The loss pick is then applied to our actual payroll costs to estimate the claims loss portion of our workers’ compensation expense for the given period.

     Our insurance carrier required us to pre-fund claims losses at a loss pick of 1.54% for the policy year ending September 30, 2002 and gave us a maximum loss pick of 2.49%, above which the carrier is responsible for paying all claims. For the policy year ending September 30, 2003, we are required to pre-fund claims losses at a loss pick of 1.59% and have a maximum loss pick of 2.55%. The ranges set forth by the insurance carrier reflect the most probable potentials for our workers’ compensation claims losses. The increase in the insurance carriers’ range reflects the trend over the last several years toward increasing workers’ compensation costs. Based on these ranges and the factors described above, we chose a loss pick of 2.04% for the policy year ended September 30, 2002 and 2.00% for the policy year ending September 30, 2003. The decrease in our loss pick reflects the implementation of programs to reduce the risks in our operating environment and the improving trends in our historical claims losses.

     The following table reflects the ranges for the loss picks and the loss picks used by us in the estimate of our workers’ compensation costs (in thousands):

			Probable Expense Range
	Estimated	Expense
	Payroll	Recorded	Low-end	High-end

Policy year ended September 30, 2002:
Loss pick percentage		2.04%	1.54%	2.49%
Calculated loss pick in dollars	$169,022	$3,441	$2,603	$4,208
Premiums and other fees		1,387	1,353	1,419

Total workers’ compensation expense		$4,828	$3,956	$5,627

Policy year ending September 30, 2003 (6 months of a 12-month policy):
Loss pick percentage		2.00%	1.59%	2.55%
Calculated loss pick in dollars	$88,275	$1,766	$1,404	$2,251
Premiums and other fees		780	765	800

Total workers’ compensation expense		$2,546	$2,169	$3,051

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

   Impairment of Goodwill

     Our goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net tangible assets acquired. The total amount of our net goodwill at March 31, 2003 was $348.6 million, consisting of $87.6 million for our laboratory operating segment and $261.0 million for our animal hospital operating segment.

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

     At December 31, 2002, we estimated the fair value of our operating segments and that estimated fair value exceeded our operating segments’ net book value, resulting in a conclusion that our goodwill was fairly stated. For the period from December 31, 2002 through the date of this filing, there have been no significant changes in the operating environment of our operating segments or in the other variables used in our estimate of fair value that would cause us to believe that the fair value of our operating segments might have materially changed since our evaluation at December 31, 2002.

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

     The market-based approach uses the enterprise value of selected publicly traded companies that are similar to each operating segment to estimate the operating segment’s fair market value. The similarities include but are not limited to business structure and nature of service provided. The enterprise value of comparable companies equals the sum of their stock price times the total number of diluted shares and the fair market value of their outstanding debt. The enterprise value is then used to create specific valuation multiples of Adjusted EBITDA that can be applied to each operating segment.

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

     The enterprise value of the comparable companies is based on the current stock price for those companies as they are being traded under normal circumstances. Any attempt to purchase all of the common stock would result in a dramatic increase in the price of those shares. This increase is known as the control premium, and it represents the premium that would have to be paid to take control of the business in the open market. In the fair market valuations, a control premium is applied to the enterprise value to arrive at the estimated fair market value. The control premium is estimated based on actual control premiums used for comparable companies who are involved with or have recently completed an acquisition process. While the control premium is based on actual control premiums paid in recent acquisitions of comparable companies, a different control premium could have been reasonably selected in our valuation process. Based on the comparable companies, the range of reasonable premiums was 25% – 30%, from which 25% was used in our valuation process. We believe that different premiums would not have had a material impact on our valuation process. In the future, the control premium may decrease based on market conditions which could have a material impact on the results of our valuation process.

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

     We did not perform a valuation of our laboratory operating segment as of December 31, 2002 based on management’s assessment that the fair market value of the operating segment exceeded the value of its net book assets. This assessment was based on the large margin between the laboratory’s estimated fair market value at January 1, 2002 and the net book value of its assets at that time and the fact that there were no significant subsequent changes in the laboratory’s operations or operating environment.

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

     At December 31, 2002 the net book value of our laboratory operating segment was $117.4 million and the net book value of our animal hospital operating segment was $351.0 million. The following tables reflect the results of the valuations used in our goodwill impairment reviews as of January 1, 2002 and December 31, 2002 and the significant estimates made in that process (dollars in millions):

Market-based Approach

			Adjusted
			EBITDA	Adjusted	Control
	Valuation	Estimated	Multiple	EBIT Multiple	Premium
	Date	Value Range	Range	Range	Used

Laboratory	January 1, 2002	$586 - $641	9.0x - 12.0x	10.0x - 13.0x	25%
Animal Hospital	January 1, 2002	$492 - $524	7.0x - 8.5x	8.5x - 10.0x	25%
	December 31, 2002	$440 - $476	5.0x - 6.5x	6.5x - 8.0x	25%

Discounted Cash Flow Approach

	Valuation	Estimated	Growth Rate	Discount Rate
	Date	Value Range	Range	Range

Laboratory	January 1, 2002	$500 - $658	4.00% - 5.00%	10.50% - 11.50%
Animal Hospital	January 1, 2002	$437 - $533	3.75% - 4.25%	10.50% - 11.50%
	December 31, 2002	$441 - $548	6.25% - 6.75%	10.75% - 11.25%

     The decrease in the animal hospital operating segment estimated value range from January 1, 2002 to December 31, 2002 under the market-based approach reflects the decrease in the stock price of comparable companies that occurred in 2002. While the decrease was significant, the valuation still exceeded the net book value of the assets by a large margin. The stock price of the comparable companies for the laboratory operating segment also decreased significantly in 2002, however the impact of the decrease on the valuation model would not have resulted in an impairment of our goodwill.

     We will review our goodwill for impairment again at December 31, 2003 or upon material changes in our operating environment. We do not anticipate that there will be significant changes in our operations and/or operating environments in the year to come other than possible acquisitions.

   Legal Settlements

     We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, including the settlement payment for the Zoasis Corporation litigation and our insurance policy coverage for such matters, we have accrued $3.1 million as of March 31, 2003 for legal settlements as part of other accrued liabilities. We believe that our present insurance coverage and reserves are sufficient to cover currently known claims, but we cannot assure that we will not incur liabilities in excess of recorded reserves.

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

     We operate in multiple states with varying tax laws. Our Federal income tax returns have been examined by the Internal Revenue Service through our fiscal year 1998, which resulted in no adjustment to our financial statements. We must make estimates to record tax reserves which are adequate to cover any future potential audit adjustments.

   Results of Operations

     The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the indicated periods:

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Laboratory	36.0%	36.0%
Animal hospital	66.1	65.5
Other	—	0.5
Intercompany	(2.1)	(2.0)

Total revenue	100.0	100.0
Direct costs	68.7	69.3
Selling, general and administrative	8.1	8.3
Depreciation and amortization	3.1	3.0
Gain on sale of assets	0.2	—

Operating income	20.3	19.4
Interest expense, net	6.0	9.5
Debt retirement costs	6.4	—
Other (income) expense	0.1	(0.1)
Minority interest in income of subsidiaries	0.3	0.4
Provision for income taxes	3.0	4.2

Net income	4.5%	5.4%

     The following table is a summary of the components of operating income and Adjusted EBITDA by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended March 31, 2003
Revenue	$41,698	$76,728	$—	$(2,426)	$116,000
Direct costs	23,456	58,721	—	(2,426)	79,751
Selling, general and administrative	2,707	2,503	4,153	—	9,363
Gain on sale of assets	2	236	—	—	238

Adjusted EBITDA (1)	15,537	15,740	(4,153)	—	27,124
Depreciation and amortization	754	2,477	346	—	3,577

Operating income (loss)	$14,783	$13,263	$(4,499)	$—	$23,547

Adjusted EBITDA (1) margin	37.3%	20.5%	(3.6)%	—	23.4%

Operating income margin	35.5%	17.3%	(3.9)%	—	20.3%

Three Months Ended March 31, 2002
Revenue	$37,657	$68,644	$500	$(2,106)	$104,695
Direct costs	21,562	53,132	—	(2,106)	72,588
Selling, general and administrative	2,673	2,514	3,435	—	8,622

Adjusted EBITDA (1)	13,422	12,998	(2,935)	—	23,485
Depreciation and amortization	697	2,136	330	—	3,163

Operating income (loss)	$12,725	$10,862	$(3,265)	$—	$20,322

Adjusted EBITDA (1) margin	35.6%	18.9%	(2.8)%	—	22.4%

Operating income margin	33.8%	15.8%	(3.1)%	—	19.4%

(1)	Adjusted EBITDA is operating income before depreciation and amortization. Adjusted EBITDA is not a measure of financial performance under GAAP. Although Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. We believe that Adjusted EBITDA is a primary performance measure as it reflects earnings before the impact of depreciation and amortization and certain other significant items. We believe that operating income is the most comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA is also an important component of our financial ratios included in our debt covenants, which provides us with a measure of our ability to service our debt. Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

   Revenue

     The following table summarizes our revenue (in thousands):

	Three Months Ended March 31,

	2003	2002	% Change

Laboratory	$41,698	$37,657	10.7%
Animal hospital	76,728	68,644	11.8%
Other	—	500
Intercompany	(2,426)	(2,106)

Total revenue	$116,000	$104,695	10.8%

   Laboratory Revenue

     Laboratory revenue increased $4.0 million for the three months ended March 31, 2003 compared to the same period in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	Three Months Ended March 31,

	2003	2002	% Change

Laboratory Revenue:
Internal growth:
Number of requisitions	1,835	1,777	3.3%
Average revenue per requisition (1)	$22.59	$20.92	8.0%

Total internal revenue (2)	$41,448	$37,168	11.5%
Billing day adjustment	—	489
Acquired revenue	250	—

Total	$41,698	$37,657	10.7%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Numbers may not calculate exactly due to rounding.

     Laboratory revenue and requisitions generated from internal growth, as referred to in the above table, have been adjusted to exclude revenue and requisitions for newly acquired laboratories, those laboratories that we did not own for the entire periods presented. The increase in requisitions from internal growth during the three months ended March 31, 2003 are the result of a trend within the veterinarian community where there is a continued growing emphasis on the importance of diagnostic testing. In addition, our marketing programs include comprehensive education to our veterinarian clients, which have contributed to the growth in our revenue in both volume and breadth of tests performed.

     The increase in the average revenue per requisition during the three months ended March 31, 2003 is attributable to our sales and marketing efforts of our pet health and wellness programs, which have contributed to an increase in the number of tests performed per requisition, as well as a change in the mix of tests to more comprehensive and expensive tests. Also contributing to our increase in average revenue per requisition are price increases. The prices of most tests were increased 4% to 5% in February 2003.

     As the result of acquiring laboratories in November 2002 and February 2003, we generated an additional $250,000 of revenue (referred to in the above table as “acquired revenue”) during the three months ended March 31, 2003 in comparison to the same period in the prior year.

     The billing day adjustment, referred to in the above table, reflects the impact of one more billing day for the three months ended March 31, 2002 compared to the current period.

   Animal Hospital Revenue

     The following table reconciles our animal hospital revenue, as reported under GAAP, to the combined revenue of animal hospitals that we owned and managed, referred to as combined animal hospital revenue, as if we had consolidated the operating results of the animal hospitals we managed into our operating results (in thousands):

	Three Months Ended March 31,

	2003	2002	% Change

Animal Hospital Revenue:
As reported	$76,728	$68,644	11.8%
Less: Management fees (1)	(10,944)	(9,705)
Add: Revenue of animal hospitals managed	20,523	18,315

Combined animal hospital (2)	$86,307	$77,254	11.7%

(1)	Paid to us by veterinary medical groups.

(2)	Represents the combined animal hospital revenue of hospitals owned and managed.

     The combined animal hospital revenue increased $9.1 million for the three months ended March 31, 2003 compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except average price per order):

	Three Months Ended March 31,

	2003	2002	% Change

Animal Hospital Revenue:
Adjusted same-facility:
Orders (1)	743	761	(2.4)%
Average price per order (2)	$106.90	$101.18	5.7%

Adjusted same-facility revenue (1) (3)	$79,424	$76,999	3.1%
Net acquired revenue (1)	6,883	255

Combined animal hospital	$86,307	$77,254

(1)	Adjusted same-facility revenue and orders and net acquired revenue are non-GAAP measures of combined animal hospitals owned and managed. These non-GAAP measures are reconciled to the GAAP measures in tables below.

(2)	Computed by dividing adjusted same-facility revenue by adjusted same-facility orders.

(3)	Numbers may not calculate exactly due to rounding.

     Our animal hospital segment has placed a greater emphasis on providing high-quality veterinary care and comprehensive wellness programs, which has contributed to the increase in the average price per order and the increase in adjusted same-facility revenue for the three months ended March 31, 2003. The decrease in the total number of orders for the current quarter primarily related to a decrease in the number of orders for sales of flea products and vaccines.

     Net acquired revenue represents revenue from hospitals acquired, sold or closed on or subsequent to January 1, 2002.

   Reconciliation Between Non-GAAP and GAAP Measures

     In the above tables, we use non-GAAP measures to reflect the combined performance of animal hospitals owned and managed. The tables below reconcile those non-GAAP measures to their comparable GAAP measures (in thousands):

	Three Months Ended March 31,

	2003	2002	% Change

Animal Hospital Revenue:
Adjusted same-facility revenue (1)	$79,424	$76,999	3.1%
Same-facility revenue of animal hospitals managed	(18,575)	(18,315)	1.4%

Same-facility revenue of animal hospitals owned	60,849	58,684	3.7%
Same-facility management fees (2)	9,878	9,705	1.8%

Same-facility revenue	$70,727	$68,389	3.4%

(1)	Adjusted same-facility revenue is a non-GAAP measure of combined animal hospitals owned and managed.

(2)	Paid to us by veterinary medical groups.

     The following table reconciles the non-GAAP measure of orders for combined animal hospitals owned and managed to the GAAP measure of orders for animal hospitals owned (in thousands, except average price per order):

	Three Months Ended March 31,

	2003	2002	% Change

Same-facility:
Orders for combined animal hospitals owned and managed	743	761	(2.4)%
Orders for animal hospitals managed	(183)	(190)	(3.7)%

Orders for animal hospitals owned	560	571	(1.9)%
Average price per order for animal hospitals owned (1)	$108.66	$102.77	5.7%

Same-facility revenue for animal hospitals owned (2)	$60,849	$58,684	3.7%
Same-facility management fees	9,878	9,705	1.8%
Acquired revenue and management fees from acquired managed practices	6,001	255

Animal hospital as reported	$76,728	$68,644	11.8%

(1)	Computed by dividing same-facility revenue for animal hospitals owned by same-facility orders for animal hospitals owned.

(2)	Numbers may not calculate exactly due to rounding.

     The following table reconciles the non-GAAP measure of acquired revenue for combined animal hospitals owned and managed to the GAAP measure of acquired revenue (in thousands):

	Three Months Ended March 31,

	2003	2002

Acquired revenue for combined animal hospitals owned and managed	$6,883	$255
Less: acquired revenue for animal hospitals managed	(1,948)	—

Acquired revenue for animal hospitals owned	$4,935	$255

   Other Revenue

     Other revenue consists of fees earned from a marketing consulting agreement with Heinz Pet Products, which paid a monthly fee of approximately $167,000 commencing October 1, 2000 through September 30, 2002. For the three months ended March 31, 2002, we recognized revenue of $500,000 related to this agreement. There were no consulting agreements effective in 2003.

   Direct Costs

     The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue (in thousands):

	Three Months Ended March 31,

	2003		2002

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory	$23,456	56.3%	$21,562	57.3%	8.8%
Animal hospital	58,721	76.5%	53,132	77.4%	10.5%
Intercompany	(2,426)	(2.1)%	(2,106)	(2.0)%	15.2%

Total direct costs	$79,751	68.8%	$72,588	69.3%	9.9%

   Laboratory Direct Costs

     The decrease in laboratory direct costs as a percentage of laboratory revenue during this period was primarily attributable to an increase in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

   Animal Hospital Direct Costs

     The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals that we owned and managed, referred to as combined animal hospital direct costs, had we consolidated the operating results of the animal hospitals we manage into our operating results (in thousands):

	Three Months Ended March 31,

	2003		2002

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal Hospital Direct Costs:
As reported	$58,721	76.5%	$53,132	77.4%	10.5%
Add: Direct costs of animal hospitals managed	20,523		18,315
Less: Management fees (1)	(10,944)		(9,705)

Combined animal hospital	$68,300	79.1%	$61,742	79.9%	10.6%

(1)	Charged by us to veterinary medical groups.

     The decrease in combined animal hospital direct costs as a percentage of applicable revenue was attributable to the increase in the combined animal hospital revenue combined with the operating leverage associated with the animal hospital business, as most of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

   Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended March 31,

	2003		2002

		% of		% of
	$	Revenue	$	Revenue	% Change

Laboratory	$2,707	6.5%	$2,673	7.1%	1.3%
Animal hospital	2,503	3.3%	2,514	3.7%	(0.4)%
Corporate	4,153	3.6%	3,435	3.3%	20.9%

Total SG&A	$9,363	8.1%	$8,622	8.2%	8.6%

   Laboratory SG&A

     The decrease in laboratory SG&A as a percentage of laboratory revenue during the three months ended March 31, 2003 as compared to the same period in the prior year was primarily attributable to a decrease in legal costs offset by increases related to additional information technology personnel, commission payments to sales representatives due to increased sales and marketing costs incurred on our pet health and wellness programs.

    Animal Hospital SG&A

     The decrease in animal hospital SG&A as a percentage of animal hospital revenue during the three months ended March 31, 2003 as compared to the same period in the prior year was primarily attributable to an increase in animal hospital revenue combined with operating leverage associated with our animal hospital business.

   Corporate SG&A

     The increase in corporate SG&A as a percentage of total revenue for the three months ended March 31, 2003 as compared to the same period in the prior year was primarily due to increased legal and accounting services and increased liability insurance costs.

   Depreciation and Amortization

     Depreciation and amortization expense increased $414,000, or 13.1%, for the three months ended March 31, 2003 compared to the same period in the prior year. The increase in depreciation and amortization was due to the purchase of property and equipment and the addition of non-competition agreements with sellers in connection with the acquisition of animal hospitals and laboratories.

   Gain on Sale of Assets

     During the three months ended March 31, 2003, we sold certain assets for a gain of $238,000. The sales transactions consisted of real estate, one animal hospital practice and other fixed assets.

   Interest Expense, Net

     Interest expense, net of interest income decreased $3.0 million, or 30.0%, to $7.0 million for the three months ended March 31, 2003 from $10.0 million for the three months ended March 31, 2002. The change in net interest expense was primarily attributable to a decrease in the average debt balances outstanding and a decrease in the weighted average interest rate during the three months ended March 31, 2003 as compared to the same period in the prior year.

   Other (Income) Expense

     Other expense was $127,000 for the three months ended March 31, 2003, consisting of a non-cash loss on the interest rate swap agreement. Other income was $93,000 for the three months ended March 31, 2002, consisting of a non-cash gain on the interest rate collar agreement.

   Debt Retirement Costs

     On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with proceeds from the sale of our common stock sold in our secondary offering. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million. The debt retirement costs consisted of the write-off of deferred financing costs and debt discounts and the payment of related transaction and retirement fees.

   Minority Interest in Income of Subsidiaries

     Minority interest in income of the consolidated subsidiaries was $361,000 and $402,000 for the three months ended March 31, 2003 and 2002, respectively. Minority interest in income of subsidiaries represents our partners’ proportionate share of net income generated by those subsidiaries that we do not wholly own.

   Provision for Income Taxes

     Our effective income tax rate for each period can vary from the statutory rate primarily due to the non-deductibility for income tax purposes of certain items. During the three months ended March 31, 2003, our effective income tax rate varied from the statutory rate primarily due to the non-deductibility of the amortization of a portion of intangible assets.

Liquidity and Capital Resources

    Discussion of the Three Months Ended March 31, 2003

     Our cash and cash equivalents increased to $24.7 million at March 31, 2003 compared to $6.5 million at December 31, 2002. The increase resulted from $22.4 million provided by operating activities offset by $8.4 million used in investing activities and $4.2 million provided by financing activities.

     Net cash provided by operating activities increased to $22.4 million during the three months ended March 31, 2003 compared to $19.9 million during the three months ended March 31, 2002. This increase was primarily attributable to an increase in operating income, offset by a $111,000 increase in interest paid and a $682,000 increase in income taxes paid.

     We used net cash of $8.4 million for investing activities during the three months ended March 31, 2003 in which we:

•	paid $6.0 million related to the acquisition of five animal hospitals and one laboratory and the settlement of certain obligations incurred or agreed to on the date of acquisition;

•	paid $2.8 million in property and equipment additions; and

•	received $568,000 from the sale of assets and other activities.

     We received net cash of $4.2 million from financing activities during the three months ended March 31, 2003 in which we:

•	received $54.3 million in net proceeds from the issuance of 3.8 million shares of our common stock;

•	paid $41.8 million to voluntarily redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount;

•	paid $485,000 for scheduled maturities of debt obligations;

•	repaid $7.5 million, the entire outstanding balance, of our revolving credit facility; and

•	paid $382,000 of financing costs.

   Future Cash Requirements

     We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility. At March 31, 2003, we had no borrowings outstanding under our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and to satisfy our scheduled principal and interest payments under debt obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

     Estimated future uses of cash for the remainder of 2003 include capital expenditures for land, buildings and equipment of approximately $15.2 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either fewer or greater number of facilities depending upon opportunities that present themselves and our cash requirements may change accordingly. We continue to examine acquisition opportunities in the laboratory field, which may impose additional cash requirements. Although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

     In addition to the foregoing, we will use approximately $1.9 million of cash for the remainder of 2003 to pay the mandatory principal payments due on our outstanding indebtedness. However, we may elect to pre-pay certain debt obligations.

Description of Indebtedness

     Senior Term Notes and Revolving Credit Facility. At March 31, 2003, we had $166.9 million principal amount outstanding under our senior term C notes and no borrowings outstanding under our revolving credit facility.

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

     The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We currently believe the most restrictive covenant is the fixed-charge coverage ratio. Our credit agreement defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma EBITDA, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures and provision for income taxes. At March 31, 2003, we had a fixed charge coverage ratio of 1.41 to 1.00. The credit and guaranty agreement requires a fixed-charge coverage ratio of no less than 1.10 to 1.00.

     9.875% Senior Subordinated Notes. On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At March 31, 2003, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

     15.5% Senior Notes. On February 4, 2003, we used approximately $42.7 million of the net proceeds received from our secondary offering to redeem the remaining principal amount outstanding of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

     Other Debt. We had seller notes secured by assets of animal hospitals and unsecured debt that total $2.9 million at March 31, 2003.

     Contractual Obligations. There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K.

   Interest Rate Hedging Agreements

     In November 2002, we entered into a no-fee swap agreement with Wells Fargo Bank which expires November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

     At March 31, 2003, the difference between the fair market value of our swap agreement and the notional amount resulted in a net liability to us of $440,000 which is included in other accrued liabilities on our balance sheet. The actual cash paid by us as a result of LIBOR rates falling below the fixed rate of 2.22% is recorded as a component of earnings. For the three months ended March 31, 2003, we made payments of $85,000 which are included in interest expense.

     On May 7, 2003, we entered into an additional no-fee swap agreement with Wells Fargo Bank which expires May 31, 2005. Effective May 30, 2003, this swap agreement swaps monthly variable LIBOR rates for a fixed rate of 1.72% on a notional amount of $20.0 million. This swap agreement qualifies for hedge accounting and we consider it a cash flow hedging instrument.

     We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies will be or their possible impact.

New Accounting Pronouncements

   Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003 without material impact on our financial statements.

   Gains and Losses from Extinguishment of Debt and Capital Leases

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, to be applied in fiscal years beginning after May 15, 2002.

     Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future. Any gains or losses on extinguishment of debt that do not meet the criteria of APB No. 30 shall be classified as a component of income from recurring operations. In addition, any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods presented that do not meet the criteria of APB No. 30 shall be reclassified as a component of income from recurring operations. We adopted SFAS No. 145 on January 1, 2003.

     In February 2003, we redeemed the entire principal amount of our 15.5% senior notes. This voluntary repayment resulted in the recognition of a loss on the early extinguishment of debt of $7.4 million. We do not believe the loss meets the criteria of APB No. 30 as we have historically and may continue to change our capital structure to take advantage of current market conditions. As a result of adopting SFAS No. 145, we recorded the debt retirement costs as a component of income from recurring operations.

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At March 31, 2003, we had no capital lease obligations. Although we may enter into capital leases in the future, we do not expect SFAS No. 145 to have a material impact on our financial statements.

   Costs Associated with Exit or Disposal Activities

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

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Currently, we have no plans to exit or dispose of any of our business activities that would require the use of SFAS No. 146 nor do we anticipate that SFAS No. 146 will change any of our business practices.

   Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FASB Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002 for periods ending after December 15, 2002. We do not have any obligations subject to the provisions of FIN No. 45.

   Consolidations of Variable Interest Entities

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003 and as of the beginning of the first interim period beginning after June 15, 2003 for all other variable interest entities.

     We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of March 31, 2003, we operated in eleven of these states. In these states, we provide management services to veterinary medical groups pursuant to long-term management agreements ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. We are responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinary and hospital staff;

•	marketing; and

•	malpractice and general insurance.

     Currently, we do not consolidate the operations of the veterinary medical groups since we have no ownership interests in the veterinary medical groups. However, we are evaluating whether or not the operations of the veterinary medical groups should be consolidated under FIN No. 46. If the veterinary medical groups were to be consolidated into our operating results, there would be no effect on operating income and we would not be exposed to additional losses. We would consolidate the revenue and direct costs of the veterinary medical groups but would not recognize the management fees charged to them. See our discussions regarding animal hospital revenue included herein in the Revenue section for full details regarding the veterinary medical groups.

   Consideration Received from a Vendor

     In November 2002, FASB’s Emerging Issues Task Force, or EITF, reached a consensus regarding two issues raised by EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The EITF concluded that:

•	cash received by a vendor is presumed to be a reduction of the cost of the vendor’s products or services, however that presumption is overcome when the consideration is either (a) a payment for assets or services, or b) a reimbursement of specific and identifiable costs incurred on behalf of the vendor in selling the vendor’s products or services, in which case the consideration is a reduction of that cost; and

•	rebates offered to a customer or reseller should be recognized or new agreements entered into on or after January 1, 2003. We have adopted EITF Issue No. 02-16 and we do not expect it to have a material impact on our financial statements in the future.

   Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. We are still evaluating whether or not SFAS No. 149 will have a material impact on the way we account for our interest rate hedging agreements.

Risk Factors

     This Form 10-Q, including Risk Factors set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed below.

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

     Demand for certain over the counter products could decline as their product life cycle matures and the products become available in more retail-oriented locations. Certain of these products are replaced and are distributed through veterinary hospitals only. This cycle and the replacement of existing products could affect veterinary visits. Demand for vaccinations may also be impacted in the future as protocols for vaccinations change. Vaccinations have been recommended by some in the profession to be given less frequently. This may result in fewer visits and potentially less revenue. Vaccine protocols for our company are established by our veterinarians who use their independent professional judgment. Some of our veterinarians may change their protocol in light of recent literature.

   Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

     Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 animal hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 full-time equivalent employees. At March 31, 2003, we operated 233 animal hospitals, operated laboratories servicing approximately 13,000 customers in all 50 states and had approximately 3,800 full-time equivalent employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expense and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

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

     At March 31, 2003, our balance sheet reflected $348.6 million of goodwill, which is a substantial portion of our total assets of $533.2 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. In 2002, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was fairly stated in our financial statements and there are currently no impairment issues. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At March 31, 2003, our debt, excluding unamortized discount, consisted primarily of:

•	$166.9 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$2.9 million in principal amount outstanding under our other debt.

     The following table sets forth the scheduled principal and interest payments that are due on our debt for each of the periods indicated, adjusted to reflect the impact of the no-fee swap agreement entered into on May 7, 2003 (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year (1)	1 - 3 years	3 - 5 years	5 years

Long-term debt	$339,804	$1,881	$4,237	$102,262	$231,424
Fixed interest	119,527	17,212	34,609	34,053	33,653
Variable interest	56,935	8,239	23,795	22,336	2,565
Swap agreements	(1,974)	(633)	(1,341)	—	—

	$514,292	$26,699	$61,300	$158,651	$267,642

(1)	Includes the period April 1 through December 31, 2003.

     We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 3.0%. Including the fixed 3.0%, we estimate that the total interest rate on our variable-rate debt will be 6.6%, 7.0%, 7.5%, 8.0%, 8.5% and 8.5% for years 2003 through 2008, respectively. Our consolidated financial statements included in our 2002 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

     In November 2002, we entered into a no-fee swap agreement with Wells Fargo Bank which expires November 29, 2004. The agreement swaps monthly variable LIBOR rates for a fixed rate of 2.22% on a notional amount of $40.0 million. The agreement qualifies for hedge accounting.

     On May 7, 2003 we entered into an additional no-fee swap agreement with Wells Fargo Bank which expires May 31, 2005. Effective May 30, 2003, the agreement swaps monthly variable LIBOR rates for a fixed rate of 1.72% on a notional amount of $20.0 million. The agreement qualifies for hedge accounting.

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

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of March 31, 2003, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

   If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of March 31, 2003 we operated 60 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

     Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 25.4% of our outstanding common stock. As a result, these stockholders are able to significantly affect our management, our policies and all matters requiring stockholder approval. The directors supported by these stockholders will be able to significantly affect decisions relating to our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and in our indebtedness. This concentration of ownership may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

    Political and military events and the uncertainty resulting from them may have a material adverse effect on our operating results.

     The United States’ military’s continuing involvement in Iraq, the terrorist attacks which took place in the United States on September 11, 2001, the United States’ military campaign against terrorism, ongoing violence in the Middle East and the increasing concern with respect to developments in North Korea have created many economic and political uncertainties, some of which may affect the markets in which we operate, our operations and profitability and your investment. The potential near-term and long-term effect that political uncertainty, armed conflict and possible terrorist and other attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of our involvement in Iraq and any terrorist attacks or other armed conflicts are unpredictable and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2003, we had borrowings of $166.9 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into two separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $166.9 million to $106.9 million. Accordingly, for the nine months ending December 31, 2003, for every 1.0% increase in the LIBOR rate we will pay an additional $1.1 million in interest expense and for every 1.0% decrease in the LIBOR rate we will save $1.1 million in interest expense.

     We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of our annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

     In accordance with the requirements of the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The litigation between VCA, Zoasis Corporation and Robert Antin and two majority stockholders of a company that merged with Zoasis, was dismissed with prejudice on April 17, 2003 pursuant to the previously announced settlement agreement.

     We are a party to various legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings, including the settlement payment referenced above, and our insurance policy coverage for such matters, we have accrued $3.1 million as of March 31, 2003 for legal settlements as part of other accrued liabilities.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

(1)	Report on Form 8-K, filed January 17, 2003, under item 5, announced the filing of a registration statement for a secondary offering of 9,000,000 shares of VCA Antech, Inc. common stock, updated financial guidance for the fourth quarter ended December 31, 2002 and provided financial guidance for the fiscal year 2003.

(2)	Report on Form 8-K, filed January 30, 2003, under item 5, VCA Antech, Inc. and certain stockholders entered into an Underwriting Agreement for the sale of 10,050,000 shares of its common stock, announced the shares offered were priced at $15.25 per share and entered into an Acknowledgment and Waiver to allow for the repayment of the outstanding principal balance of its 15.5% senior notes due 2010.

(3)	Report on Form 8-K, filed February 25, 2003, under item 5, updated financial guidance for the fiscal year 2003 and under item 12, provided financial information for the fourth quarter and fiscal year 2002.

(4)	Report on Form 8-K, filed February 26, 2003, under item 5, announced the closing of the sale of 1,507,500 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the recent public offering of VCA Antech, Inc.

(5)	Report of Form 8-K, filed April 25, 2003, under item 5, updated financial guidance for the fiscal year 2003, and under item 12, provided financial guidance for the first quarter of fiscal year 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, May 12, 2003.

By:	/s/ Tomas W. Fuller

Its:	Tomas W. Fuller Chief Financial Officer

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

Date: May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

By:	/s/ Tomas W. Fuller Tomas W. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 99.1	Certification of Chief Executive Officer of VCA Antech, Inc.

Exhibit 99.2	Certification of Chief Financial Officer of VCA Antech, Inc.