Form 10-Q
period 2003-06-30
VCA ANTECH INC
filed 2003-08-13
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16783

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

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date: Common stock, $0.001 par value 40,640,159 shares as of August 11, 2003.

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
SIGNATURE
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

VCA ANTECH, INC.
FORM 10-Q
JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$22,512	$6,462
Trade accounts receivable, less allowance for uncollectible accounts of $6,550 and $6,408 at June 30, 2003 and December 31, 2002, respectively	25,537	20,727
Inventory, prepaid expenses and other	8,593	8,643
Deferred income taxes	10,405	9,528
Prepaid income taxes	2,704	7,614

Total current assets	69,751	52,974
Property and equipment, net	96,845	95,303
Other assets:
Goodwill, net	363,229	342,614
Covenants not to compete, net	5,041	4,735
Deferred financing costs, net	5,952	6,778
Other	4,435	5,024

Total assets	$545,253	$507,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,698	$9,622
Accounts payable	10,130	10,223
Accrued payroll and related liabilities	12,538	14,734
Accrued interest	1,533	1,565
Other accrued liabilities	18,440	13,464

Total current liabilities	45,339	49,608
Long-term obligations, less current portion	335,792	371,935
Deferred income taxes	19,028	15,376
Other liabilities	2,007	2,007
Minority interest	5,138	5,416
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, and 40,633 and 36,765 shares outstanding as of June 30, 2003 and December 31, 2002, respectively	41	37
Additional paid-in capital	243,327	188,941
Accumulated deficit	(105,221)	(125,754)
Accumulated comprehensive loss - unrealized loss on hedging instruments	(103)	—
Notes receivable from stockholders	(95)	(138)

Total stockholders’ equity	137,949	63,086

Total liabilities and stockholders’ equity	$545,253	$507,428

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$132,363	$117,225	$248,363	$221,920
Direct costs (excludes operating depreciation of $2,665 and $2,360 for the three months ended June 30, 2003 and 2002, respectively, and $5,419 and $4,608 for the six months ended June 30, 2003 and 2002, respectively)	86,504	77,004	166,255	149,592

	45,859	40,221	82,108	72,328
Selling, general and administrative expense	9,090	8,539	18,453	17,161
Depreciation and amortization	3,497	3,139	7,074	6,302
Loss (gain) on sale of assets	78	—	(160)	—

Operating income	33,194	28,543	56,741	48,865
Interest expense, net	6,418	10,344	13,410	20,333
Debt retirement costs	—	—	7,417	—
Other (income) expense	131	(61)	258	(154)
Minority interest in income of subsidiaries	462	528	823	930

Income before provision for income taxes	26,183	17,732	34,833	27,756
Provision for income taxes	10,833	7,237	14,300	11,626

Net income	$15,350	$10,495	$20,533	$16,130

Basic earnings per common share	$0.38	$0.29	$0.52	$0.44

Diluted earnings per common share	$0.37	$0.28	$0.51	$0.43

Shares used for computing basic earnings per share	40,606	36,739	39,818	36,738

Shares used for computing diluted earnings per share	41,136	37,087	40,288	37,084

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$20,533	$16,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,074	6,302
Amortization of deferred financing costs and debt discount	456	847
Provision for uncollectible accounts	1,557	1,420
Debt retirement costs	7,417	—
Interest paid in kind on 15.5% senior notes	—	4,645
Gain on sale of assets	(160)	—
Minority interest in income of subsidiaries	823	930
Distributions to minority interest partners	(797)	(805)
Increase in trade accounts receivable	(5,351)	(5,845)
Decrease (increase) in inventory, prepaid expenses and other assets	168	(362)
Increase in accounts payable and other accrued liabilities	1,343	825
Decrease in accrued payroll and related liabilities	(2,196)	(238)
Decrease in accrued interest	(32)	(270)
Decrease in prepaid income taxes	4,910	2,782
Increase in income taxes payable	—	1,901
Increase in deferred income taxes asset	(877)	(946)
Increase in deferred income taxes liability	3,652	4,498

Net cash provided by operating activities	38,520	31,814

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(19,926)	(9,997)
Real estate acquired in connection with business acquisitions	(589)	—
Property and equipment additions, net	(6,168)	(6,204)
Proceeds from sale of assets	355	—
Other	361	129

Net cash used in investing activities	(25,967)	(16,072)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(50,511)	(2,485)
Payment of deferred financing and recapitalization costs	(382)	(2,673)
Proceeds from issuance of common stock under stock option plans	67	17
Proceeds from issuance of common stock	54,323	—

Net cash provided by (used in) financing activities	3,497	(5,141)

Increase in cash and cash equivalents	16,050	10,601
Cash and cash equivalents at beginning of period	6,462	7,103

Cash and cash equivalents at end of period	$22,512	$17,704

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

(1)	General

     The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-K.

(2)	Acquisitions

     During the three months ended June 30, 2003, the Company purchased 11 animal hospitals and five veterinary diagnostic laboratories. Five of the acquired animal hospitals and two of the acquired laboratories were merged into existing VCA facilities upon acquisition. Including acquisition costs, the Company paid an aggregate consideration of $16.4 million, consisting of $13.8 million in cash, $2.3 million in an obligation to be settled in either cash or shares of the Company’s common stock, and $385,000 in certain obligations to sellers and other liabilities assumed. The $16.4 million aggregate purchase price was allocated as follows: $1.1 million to tangible assets, $14.6 million to goodwill and $791,000 to other intangible assets. Goodwill was assigned to the animal hospital and laboratory reporting units in the amounts of $8.6 million and $6.0 million, respectively. The Company expects that $6.5 million of the goodwill recorded will be fully deductible for income tax purposes.

     During the six months ended June 30, 2003, the Company purchased 16 animal hospitals and six veterinary diagnostic laboratories. Five of the acquired animal hospitals and two of the acquired laboratories were merged into existing VCA facilities upon acquisition. Including acquisition costs, the Company paid an aggregate consideration of $22.5 million, consisting of $19.4 million in cash, $2.3 million in an obligation to be settled in either cash or shares of the Company’s common stock, and $907,000 in certain obligations to sellers and other liabilities assumed. The $22.5 million aggregate purchase price was allocated as follows: $1.2 million to tangible assets, $20.1 million to goodwill and $1.2 million to other intangible assets. Goodwill was assigned to the animal hospital and laboratory reporting units in the amounts of $13.8 million and $6.3 million, respectively. The Company expects that $11.0 million of the goodwill recorded will be fully deductible for income tax purposes.

     During the six months ended June 30, 2003, the Company purchased the total ownership interest of partners in two non-wholly owned subsidiaries of the Company for approximately $910,000, consisting of $106,000 in cash, $763,000 in a note payable, and $41,000 in the forgiveness of certain notes owed to the Company by the partner. The Company recorded goodwill of $362,000 related to the purchase and expects that it will be fully deductible for income tax purposes.

     The Company also made payments of $465,000 during the six months ended June 30, 2003 related to certain other obligations incurred at the time of acquisition.

(3)	Calculation of Earnings per Common Share

     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$15,350	$10,495	$20,533	$16,130

Weighted average common shares outstanding:
Basic	40,606	36,739	39,818	36,738
Effect of dilutive common shares:
Stock options	494	348	452	346
Contracts that may be settled in stock or cash	36	—	18	—

Diluted	41,136	37,087	40,288	37,084

Earnings per common share:
Basic	$0.38	$0.29	$0.52	$0.44

Diluted	$0.37	$0.28	$0.51	$0.43

(4)	Comprehensive Income

     Below is a calculation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$15,350	$10,495	$20,533	$16,130
Unrealized gain (loss) on hedging instruments	(114)	590	(114)	1,050
Less portion of unrealized loss (gain) recognized	11	(61)	11	(154)

Net comprehensive income	$15,247	$11,024	$20,430	$17,026

     All unrealized gains and losses presented are the result of changes in the fair market value of interest rate hedging agreements (see footnote 5, Interest Rate Hedging Agreements). The agreements are two-year agreements that will have zero market value at the end of their terms. Accordingly, all unrealized gains and losses will net to zero over the life of the contract. As a result, the Company has not recognized an income tax expense or benefit relating to these gains and losses.

(5)	Interest Rate Hedging Agreements

     The Company entered into the following no-fee swap agreements (“Swap Agreements”), which swap monthly variable London interbank offer rates (“LIBOR”) for the fixed rates indicated below:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs

     Swap #2 and Swap #3 qualify for hedge accounting and the Company considers these to be cash flow hedging instruments. However, in May 2003 management determined that Swap #1 was no longer an effective tool to hedge against interest rate risk because LIBOR projections were considerably below the initial LIBOR forecasts used to price the swap at inception of the contract. As a result of this determination, Swap #1 no longer qualifies for hedge accounting and all changes in its market value are recognized as income or expense in the period of change.

     On November 13, 2000, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank, which expired on November 15, 2002, (“Collar Agreement”). The Collar Agreement reset monthly and had a cap and floor notional amount of $62.5 million with a cap and floor interest rate of 7.5% and 5.9%, respectively. The Collar Agreement qualified for hedge accounting and the Company considered it a cash flow hedging instrument.

     The valuations of the Swap Agreements and the Collar Agreement were determined by the counter parties. At June 30, 2003 and December 31, 2002, the fair market values of the Swap Agreements resulted in a liability from interest rate hedging activities of $674,000 and $313,000, respectively. As a result of the Company’s interest rate hedging activities, it recognized an unrealized loss of $131,000 and an unrealized gain of $61,000 during the three months ended June 30, 2003 and 2002, respectively, and it recognized an unrealized loss of $258,000 and an unrealized gain of $154,000 during the six months ended June 30, 2003 and 2002, respectively. These charges have been reported as part of other (income) expense.

     The Company made payments under the Swap Agreements amounting to $102,000 for the three months ended June 30, 2003 and $187,000 for the six months ended June 30, 2003, resulting from LIBOR being below the fixed interest rate. The Company made payments under the Collar Agreement amounting to $639,000 for the three months ended June 30, 2002 and $1.3 million for the six months ended June 30, 2002 resulting from LIBOR being below the floor interest rate of 5.9%. These payments have been reported as part of interest expense.

(6)	Lines of Business

     During the three and six months ended June 30, 2003 and 2002, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other two segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the 2002 Annual Report on Form 10-K. The Company evaluates performance of segments based on operating income. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended June 30, 2003
Revenue	$46,691	$88,424	$—	$(2,752)	$132,363
Direct costs (excluding operating depreciation)	24,816	64,440	—	(2,752)	86,504
Selling, general and administrative	2,797	2,519	3,774	—	9,090
Loss (gain) on sale of assets	21	58	(1)	—	78
Depreciation and amortization	799	2,304	394	—	3,497

Operating income (loss)	$18,258	$19,103	$(4,167)	$—	$33,194

Capital expenditures	$590	$2,165	$588	$—	$3,343

Three Months Ended June 30, 2002
Revenue	$40,604	$78,621	$500	$(2,500)	$117,225
Direct costs (excluding operating depreciation)	22,134	57,370	—	(2,500)	77,004
Selling, general and administrative	2,396	2,478	3,665	—	8,539
Depreciation and amortization	726	2,069	344	—	3,139

Operating income (loss)	$15,348	$16,704	$(3,509)	$—	$28,543

Capital expenditures	$825	$1,818	$393	$—	$3,036

Six Months Ended June 30, 2003
Revenue	$88,389	$165,152	$—	$(5,178)	$248,363
Direct costs (excluding operating depreciation)	48,272	123,161	—	(5,178)	166,255
Selling, general and administrative	5,504	5,022	7,927	—	18,453
Loss (gain) on sale of assets	19	(178)	(1)	—	(160)
Depreciation and amortization	1,553	4,781	740	—	7,074

Operating income (loss)	$33,041	$32,366	$(8,666)	$—	$56,741

Capital expenditures	$1,764	$3,358	$1,046	$—	$6,168

Six Months Ended June 30, 2002
Revenue	$78,261	$147,265	$1,000	$(4,606)	$221,920
Direct costs (excluding operating depreciation)	43,696	110,502	—	(4,606)	149,592
Selling, general and administrative	5,069	4,992	7,100	—	17,161
Depreciation and amortization	1,423	4,205	674	—	6,302

Operating income (loss)	$28,073	$27,566	$(6,774)	$—	$48,865

Capital expenditures	$1,430	$3,955	$819	$—	$6,204

At June 30, 2003
Identifiable assets	$130,146	$365,880	$49,227	$—	$545,253
At December 31, 2002
Identifiable assets	$117,443	$350,980	$39,005	$—	$507,428

     Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total segment operating income after eliminations	$33,194	$28,543	$56,741	$48,865
Interest expense, net	6,418	10,344	13,410	20,333
Debt retirement costs	—	—	7,417	—
Other (income) expense	131	(61)	258	(154)
Minority interest in income of subsidiaries	462	528	823	930

Income before provision for income taxes	$26,183	$17,732	$34,833	$27,756

(7)	Secondary Offering and Debt Retirement

     In February 2003, the Company completed a secondary offering of 10.1 million shares of its common stock. As part of this offering, the Company granted its underwriters an over-allotment option to purchase an additional 1.5 million shares of its common stock that was exercised in full in February 2003. In conjunction with these transactions, the Company sold 3.8 million primary shares of its common stock in exchange for net proceeds of approximately $54.3 million. The Company used approximately $42.7 million of the net proceeds to voluntarily retire the remaining principal amount outstanding of its 15.5% senior notes due 2010 at a price of 110% of the principal amount plus accrued and unpaid interest resulting in debt retirement costs of approximately $7.4 million. The Company is using the remaining $11.6 million of net proceeds for general corporate purposes.

(8)	Goodwill and Other Intangible Assets

     Goodwill represents the purchase price paid and the fair market value of liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net assets acquired. Other intangible assets represent covenants not to compete and client lists, both of which are associated with acquisitions.

     The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2003 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2003	$87,313	$255,301	$342,614
Goodwill acquired and purchase price adjustments	6,321	14,294	20,615

Balance as of June 30, 2003	$93,634	$269,595	$363,229

     In addition to goodwill, the Company has other intangible assets as follows (in thousands):

	As of June 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not to compete	$12,924	$(7,883)	$5,041
Client lists	592	(499)	93

Total	$13,516	$(8,382)	$5,134

     The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Aggregate amortization expense	$438	$435	$915	$1,020

     Based on balances at June 30, 2003, estimated amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2003	$1,815
2004	$1,478
2005	$1,087
2006	$712
2007	$501

(9)	Accounting Pronouncements

a.	Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has a $2.3 million obligation to be settled in either cash or common stock that is classified as a liability. It does not have any immediate plans to enter into other financial instruments subject to the accounting requirements of SFAS No. 150. The adoption of SFAS No. 150 will not have a material impact on the Company’s financial statements.

b.	Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company’s financial statements.

c.	Consolidations of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003 and as of the beginning of the first interim period beginning after June 15, 2003 for all other variable interest entities.

     The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of June 30, 2003, the Company operated in 11 of these states. In these states, the Company provides management services to veterinary medical groups pursuant to long-term management agreements (the “Management Agreements”), ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to these Management Agreements, the veterinary medical groups are each solely responsible for all aspects of veterinary medicine, as defined by their respective state. The Company provides administrative and other support services.

     Currently, the Company does not consolidate the operations of the veterinary medical groups since it has no ownership interests in them. However, the Company is finalizing its analysis of FIN No. 46, and it is reasonably possible that the operations of the veterinary medical groups will be consolidated. If the veterinary medical groups were to be consolidated into the Company’s operating results, there would be no effect on operating income and the Company would not be exposed to additional losses. A comparative analysis of the Company’s animal hospital operations both as currently reported and as would be reported if we consolidated the veterinary medical groups is as follows (in thousands):

	For the Six Months Ended June 30, 2003

	As Reported	As Consolidated	Difference

Revenue	$165,152	$185,129	$19,977
Direct costs (excluding operating depreciation)	$123,161	$143,138	$19,977
Operating income	$32,366	$32,366	$—

d.	Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002 for periods ending after December 15, 2002. The Company does not have any obligations subject to the provisions of FIN No. 45.

e.	Consideration Received from a Vendor

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding two issues raised by EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The EITF concluded that:

•	cash received by a vendor is presumed to be a reduction of the cost of the vendor’s products or services, however that presumption is overcome when the consideration is either a) payment for assets or services, in which case the consideration is characterized as revenue, or b) a reimbursement of specific and identifiable costs incurred on behalf of the vendor in selling the vendor’s products or services, in which case the consideration is a reduction of that cost; and

•	rebates offered to a customer or reseller should be recognized as a reduction of the cost of sales based on a systematic and rational allocation provided that the amounts recognized are probable and reasonably estimable.

     EITF Issue No. 02-16 is effective for changes made to existing agreements or new agreements entered into on or after January 1, 2003. The Company adopted EITF Issue No. 02-16 on January 1, 2003 without a material impact on its financial statements and does not expect it to have a material impact on its financial statements in the future.

f.	Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when a company is committed to future payment of those liabilities under a binding, legal obligation. SFAS No. 146 nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that exit and disposal costs be recognized as liabilities when a company formalized its plan for exiting or disposing of an activity even if no legal obligation had been established.

     SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Currently, the Company has no plans to exit or dispose of any of its business activities that would require the use of SFAS No. 146 nor does it anticipate that SFAS No. 146 will change any of its business practices.

g.	Gains and Losses from Extinguishment of Debt and Capital Leases

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

     SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At June 30, 2003, the Company had capital lease obligations of $454,000; however, the Company currently has no plans to modify these or any future capital leases.

h.	Asset Retirement Obligations

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

As reported	$15,350	$10,495	$20,533	$16,130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215)	(23)	(428)	(37)

Pro forma net income available to common stockholders	$15,135	$10,472	$20,105	$16,093

Earnings per common share:
Basic - as reported	$0.38	$0.29	$0.52	$0.44
Basic - pro forma	$0.37	$0.29	$0.50	$0.44
Diluted - as reported	$0.37	$0.28	$0.51	$0.43
Diluted - pro forma	$0.37	$0.28	$0.50	$0.43

(11)	Commitments and Contingencies

a.	State Laws

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company operates 64 animal hospitals in 11 states with these laws. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

     All of the states in which the Company operates impose various registration requirements. To fulfill these requirements, each facility has been registered with appropriate governmental agencies and, where required, has appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in the Company’s clinics are required to maintain valid state licenses to practice.

b.	Other Contingencies

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not significantly affect the Company’s financial position or results of operations.

     On November 30, 2001, two majority stockholders of a company that merged with Zoasis Corporation (“Zoasis”) in June 2000 filed a civil complaint against VCA, Zoasis and Robert Antin. Robert Antin, VCA’s Chief Executive Officer, President and Chairman of the Board, is the majority stockholder of Zoasis and serves on its Board of Directors. The complaint alleges various tort claims under California law arising from the plaintiffs’ investment in Zoasis. Zoasis filed a counter claim alleging breach of contract and claim and delivery. On March 25, 2003, the parties settled all claims in the litigation and executed a Settlement Agreement, Mutual Release and Covenant Not to Sue. Under the terms of the settlement, the parties dismissed their claims in the litigation with prejudice on April 17, 2003, and VCA paid plaintiffs $2.0 million. Concurrent with the settlement, plaintiffs surrendered all of their Zoasis common stock. The $2.0 million settlement and other related legal fees were fully accrued at December 31, 2002.

(12)	Reclassifications

     Certain 2002 balances have been reclassified to conform to the 2003 financial statement presentation.

(13)	Subsequent Events

     From July 1, 2003 through August 11, 2003, the Company acquired one animal hospital and one veterinary diagnostic laboratory, which was merged into an existing laboratory upon acquisition. Including acquisition costs, the Company paid an aggregate consideration of $3.6 million, consisting of $2.9 million in cash and $770,000 in certain obligations to sellers and other liabilities assumed.

(14)	Condensed, Consolidating Information

     The Company has a legal structure comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is the operating company and wholly-owned by VCA. Vicar owns the capital stock of all of the Company’s subsidiaries.

     In connection with Vicar’s issuance in November 2001 of $170.0 million of 9.875% senior subordinated notes, VCA and each existing and future domestic wholly-owned restricted subsidiary of Vicar (the “Guarantor Subsidiaries”) have, jointly and severally, fully and unconditionally guaranteed the 9.875% senior subordinated notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the Credit and Guaranty Agreement dated September 20, 2000 and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement for the 9.875% senior subordinated notes.

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

     Pursuant to Rule 3-10 of Regulation S-X, the following condensed, consolidating information is for VCA, Vicar, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries with respect to the 9.875% senior subordinated notes. This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries operated as independent entities. The separate financial statements of the Guarantor Subsidiaries are not presented because management has determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$20,355	$1,977	$180	$—	$22,512
Trade accounts receivable, net	—	9	24,889	639	—	25,537
Inventory, prepaid expenses and other	—	2,180	5,925	488	—	8,593
Deferred income taxes	—	10,405	—	—	—	10,405
Prepaid income taxes	—	2,704	—	—	—	2,704

Total current assets	—	35,653	32,791	1,307	—	69,751
Property and equipment, net	—	7,056	88,231	1,558	—	96,845
Goodwill, net	—	—	342,439	20,790	—	363,229
Covenants not to compete, net	—	—	4,438	603	—	5,041
Deferred financing costs, net	—	5,952	—	—	—	5,952
Other	69	497	2,988	1,796	(915)	4,435
Investment in subsidiaries	180,231	277,747	21,901	—	(479,879)	—

Total assets	$180,300	$326,905	$492,788	$26,054	$(480,794)	$545,253

Current liabilities:
Current portion of long-term obligations	$—	$1,743	$955	$—	$—	$2,698
Accounts payable	—	7,383	2,747	—	—	10,130
Accrued payroll and related liabilities	—	5,416	6,818	304	—	12,538
Accrued interest	—	1,493	40	—	—	1,533
Other accrued liabilities	—	12,146	6,199	95	—	18,440

Total current liabilities	—	28,181	16,759	399	—	45,339
Long-term obligations, less current portion	—	335,021	1,686	—	(915)	335,792
Deferred income taxes	—	19,028	—	—	—	19,028
Other liabilities	—	2,007	—	—	—	2,007
Intercompany payable/(receivable)	42,351	(237,563)	196,596	(1,384)	—	—
Minority interest	—	—	—	—	5,138	5,138
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	243,327	—	—	—	—	243,327
Notes receivable from stockholders	(95)	—	—	—	—	(95)
Accumulated equity (deficit)	(105,221)	180,334	277,747	27,039	(485,120)	(105,221)
Accumulated comprehensive loss - unrealized loss on hedging instruments	(103)	(103)	—	—	103	(103)

Total stockholders’ equity	137,949	180,231	277,747	27,039	(485,017)	137,949

Total liabilities and stockholders’ equity	$180,300	$326,905	$492,788	$26,054	$(480,794)	$545,253

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$123,295	$9,317	$(249)	$132,363
Direct costs	—	—	80,012	6,741	(249)	86,504

	—	—	43,283	2,576	—	45,859
Selling, general and administrative	—	3,774	4,930	386	—	9,090
Depreciation and amortization	—	394	2,941	162	—	3,497
Loss (gain) on sale of assets	—	(1)	79	—	—	78

Operating income (loss)	—	(4,167)	35,333	2,028	—	33,194
Interest expense, net	(5)	6,429	37	(43)	—	6,418
Other expense	—	131	—	—	—	131
Equity interest in income of subsidiaries	15,347	21,491	1,609	—	(38,447)	—

Income before minority interest and provision for income taxes	15,352	10,764	36,905	2,071	(38,447)	26,645
Minority interest in income of subsidiaries	—	—	—	—	462	462

Income before provision for income taxes	15,352	10,764	36,905	2,071	(38,909)	26,183
Provision (benefit) for income taxes	2	(4,583)	15,414	—	—	10,833

Net income	$15,350	$15,347	$21,491	$2,071	$(38,909)	$15,350

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$107,515	$9,453	$(243)	$117,225
Direct costs	—	—	70,507	6,740	(243)	77,004

	—	500	37,008	2,713	—	40,221
Selling, general and administrative	—	3,665	4,503	371	—	8,539
Depreciation and amortization	—	344	2,614	181	—	3,139

Operating income (loss)	—	(3,509)	29,891	2,161	—	28,543
Interest expense, net	2,386	7,956	32	(30)	—	10,344
Other income	—	(61)	—	—	—	(61)
Equity interest in income of subsidiaries	11,995	19,204	1,663	—	(32,862)	—

Income before minority interest and provision for income taxes	9,609	7,800	31,522	2,191	(32,862)	18,260
Minority interest in income of subsidiaries	—	—	—	—	528	528

Income before provision for income taxes	9,609	7,800	31,522	2,191	(33,390)	17,732
Provision (benefit) for income taxes	(886)	(4,195)	12,318	—	—	7,237

Net income	$10,495	$11,995	$19,204	$2,191	$(33,390)	$10,495

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$231,303	$17,535	$(475)	$248,363
Direct costs	—	—	153,870	12,860	(475)	166,255

	—	—	77,433	4,675	—	82,108
Selling, general and administrative	—	7,927	9,797	729	—	18,453
Depreciation and amortization	—	740	6,018	316	—	7,074
Gain on sale of assets	—	(1)	(159)	—	—	(160)

Operating income (loss)	—	(8,666)	61,777	3,630	—	56,741
Interest expense, net	526	12,893	66	(75)	—	13,410
Debt retirement costs	7,417	—	—	—	—	7,417
Other expense	—	258	—	—	—	258
Equity interest in income of subsidiaries	25,219	38,076	2,882	—	(66,177)	—

Income before minority interest and provision for income taxes	17,276	16,259	64,593	3,705	(66,177)	35,656
Minority interest in income of subsidiaries	—	—	—	—	823	823

Income before provision for income taxes	17,276	16,259	64,593	3,705	(67,000)	34,833
Provision (benefit) for income taxes	(3,257)	(8,960)	26,517	—	—	14,300

Net income	$20,533	$25,219	$38,076	$3,705	$(67,000)	$20,533

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,000	$203,941	$17,414	$(435)	$221,920
Direct costs	—	—	137,484	12,543	(435)	149,592

	—	1,000	66,457	4,871	—	72,328
Selling, general and administrative	—	7,100	9,384	677	—	17,161
Depreciation and amortization	—	674	5,279	349	—	6,302

Operating income (loss)	—	(6,774)	51,794	3,845	—	48,865
Interest expense, net	4,527	15,801	62	(57)	—	20,333
Other income	—	(154)	—	—	—	(154)
Equity interest in income of subsidiaries	18,750	31,731	2,972	—	(53,453)	—

Income before minority interest and provision for income taxes	14,223	9,310	54,704	3,902	(53,453)	28,686
Minority interest in income of subsidiaries	—	—	—	—	930	930

Income before provision for income taxes	14,223	9,310	54,704	3,902	(54,383)	27,756
Provision (benefit) for income taxes	(1,907)	(9,440)	22,973	—	—	11,626

Net income	$16,130	$18,750	$31,731	$3,902	$(54,383)	$16,130

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$20,533	$25,219	$38,076	$3,705	$(67,000)	$20,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(25,219)	(38,076)	(2,882)	—	66,177	—
Depreciation and amortization	—	740	6,018	316	—	7,074
Amortization of deferred financing costs and debt discount	14	442	—	—	—	456
Provision for uncollectible accounts	—	—	1,408	149	—	1,557
Debt retirement costs	7,417	—	—	—	—	7,417
Gain of sale of assets	—	(1)	(159)	—	—	(160)
Minority interest in income of subsidiaries	—	—	—	—	823	823
Distributions to minority interest partners	—	(797)	—	—	—	(797)
Increase in trade accounts receivable	—	(4)	(5,196)	(151)	—	(5,351)
Decrease (increase) in inventory, prepaid expenses and other assets	70	363	(322)	57	—	168
Increase (decrease) in accounts payable and other accrued liabilities	—	2,395	(1,132)	80	—	1,343
Decrease in accrued payroll and related liabilities	—	(1,652)	(521)	(23)	—	(2,196)
Increase (decrease) in accrued interest	—	(54)	22	—	—	(32)
Decrease in prepaid income taxes	—	4,910	—	—	—	4,910
Increase in deferred income taxes asset	—	(877)	—	—	—	(877)
Increase in deferred income taxes liability	—	3,652	—	—	—	3,652
Increase in intercompany payable/(receivable)	(15,011)	52,148	(33,038)	(4,099)	—	—

Net cash provided by (used in) operating activities	(12,196)	48,408	2,274	34	—	38,520

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(19,926)	$—	$—	$—	$(19,926)
Real estate acquired in connection with acquisitions	—	(589)	—	—	—	(589)
Property and equipment additions, net	—	(4,404)	(1,764)	—	—	(6,168)
Proceeds from sale of assets	—	348	7	—	—	355
Other	(4)	138	227	—	—	361

Net cash used in investing activities	(4)	(24,433)	(1,530)	—	—	(25,967)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(8,703)	—	—	—	(50,511)
Payment of financing costs	(382)	—	—	—	—	(382)
Proceeds from issuance of common stock under stock option plans	67	—	—	—	—	67
Proceeds from issuance of common stock	54,323	—	—	—	—	54,323

Net cash provided by (used in) financing activities	12,200	(8,703)	—	—	—	3,497

Increase in cash and cash equivalents	—	15,272	744	34	—	16,050
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$20,355	$1,977	$180	$—	$22,512

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$16,130	$18,750	$31,731	$3,902	$(54,383)	$16,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(18,750)	(31,731)	(2,972)	—	53,453	—
Depreciation and amortization	—	674	5,279	349	—	6,302
Amortization of deferred financing costs and debt discount	313	534	—	—	—	847
Provision for uncollectible accounts	—	—	1,243	177	—	1,420
Interest paid in kind on 15.5% senior notes	4,645	—	—	—	—	4,645
Minority interest in income of subsidiaries	—	—	—	—	930	930
Distributions to minority interest partners	—	(805)	—	—	—	(805)
Increase in trade accounts receivable	—	—	(5,278)	(567)	—	(5,845)
Decrease (increase) in inventory, prepaid expenses and other assets	—	458	(829)	9	—	(362)
Increase (decrease) in accounts payable and other accrued liabilities	—	(703)	1,462	66	—	825
Increase (decrease) in accrued payroll and related liabilities	—	(518)	280	—	—	(238)
Increase (decrease) in accrued interest	—	(295)	25	—	—	(270)
Decrease in prepaid income taxes	—	2,782	—	—	—	2,782
Increase in income taxes payable	—	1,901	—	—	—	1,901
Increase in deferred income taxes asset	—	(946)	—	—	—	(946)
Increase in deferred income taxes liability	—	4,498	—	—	—	4,498
Increase in intercompany payable/(receivable)	(2,423)	38,035	(31,373)	(4,239)	—	—

Net cash provided by (used in) operating activities	(85)	32,634	(432)	(303)	—	31,814

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)
For the Six Months Ended June 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(9,997)	$—	$—	$—	$(9,997)
Property and equipment additions, net	—	(4,774)	(1,430)	—	—	(6,204)
Other	68	—	61	—	—	129

Net cash provided by (used in) investing activities	68	(14,771)	(1,369)	—	—	(16,072)

Cash flows from financing activities:
Repayment of long-term obligations	—	(2,485)	—	—	—	(2,485)
Payment of deferred financing and recapitalization costs	—	(2,673)	—	—	—	(2,673)
Proceeds from issuance of common stock under stock option plans	17	—	—	—	—	17

Net cash provided by (used in) financing activities	17	(5,158)	—	—	—	(5,141)

Increase (decrease) in cash and cash equivalents	—	12,705	(1,801)	(303)	—	10,601
Cash and cash equivalents at beginning of period	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of period	$—	$16,172	$1,459	$73	$—	$17,704

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

          The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 11, 2003, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission after August 11, 2003 at our website at www.vcaantech.com or at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

          Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By 1997, we achieved a critical mass, building a laboratory network of 12 laboratories servicing animal hospitals in most states and completing acquisitions for a total of 160 animal hospitals. At June 30, 2003, our laboratory network consisted of 23 laboratories serving all 50 states and our animal hospital network consisted of 238 animal hospitals in 34 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

          The following table summarizes our growth in facilities for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Laboratories:
Beginning of period	20	16	19	16
Acquisitions and new facilities	5	2	6	2
Relocated into other labs operated by us	(2)	—	(2)	—

End of period	23	18	23	18

Animal hospitals:
Beginning of period	233	216	229	214
Acquisitions	11	8	16	11
Relocated into other hospitals operated by us	(5)	(4)	(5)	(5)
Sold or closed	(1)	—	(2)	—

End of period	238	220	238	220

Owned at end of period	174	163	174	163
Managed at end of period	64	57	64	57

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

          We report our revenue net of discounts.

     Laboratory Revenue

          A portion of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. Laboratory internal revenue growth for the three and six months ended June 30, 2003 was calculated using laboratory revenue as reported, adjusted to exclude revenue for the newly acquired laboratories that we did not own for the entire period presented and adjusted to exclude the impact resulting from differences in the number of billing days in comparable periods.

          Laboratory revenue is presented net of discounts. Some discounts, such as those given to clients for prompt payment, are applied to clients’ accounts in periods subsequent to the period the revenue was recognized. These discounts are estimated and deducted from revenue in the period the related revenue was recognized. These estimates are based upon historical experience. Errors in estimates would not have a material effect on our financial statements.

     Animal Hospital Revenue

          Animal hospital revenue is comprised of revenue of the animal hospitals that we own and the management fees for animal hospitals that we manage. Certain states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, we provide administrative and support services to veterinary medical groups pursuant to management agreements. The veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine. In return for our services, the veterinary medical group pays us a management fee. We do not consolidate the operations of animal hospitals that we manage.

          However, we believe that investors’ understanding of the performance of our animal hospitals is enhanced by disclosing combined animal hospital revenue and animal hospital adjusted same-facility revenue, both of which include the revenue of the animal hospitals that we manage and exclude the management fees charged to those same animal hospitals. Management uses these non-GAAP financial measures to aid in its understanding of how all animal hospitals owned and managed are performing as a group.

          There are material limitations associated with the use of these non-GAAP financial measures, as they are not reflective of the consolidated results for animal hospitals owned and managed as reported in our consolidated financials statements. To compensate for these limitations, we ensure that our disclosures provide a complete understanding of all adjustments found in non-GAAP financial measures, and we provide a reconciliation between the GAAP financial measures and the non-GAAP financial measures in “Results of Operations.”

          Same-facility revenue growth based on GAAP and adjusted same-facility revenue growth include revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition.

     Other Revenue

          We recorded consulting fees from Heinz Pet Products relating to the marketing of its proprietary pet food. As of September 2002, the consulting agreement with Heinz Pet Products had expired.

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

          However, we believe that the investors’ understanding of our performance is enhanced by disclosing the combined direct costs of animal hospitals owned and manged for the entire periods presented. Management uses this non-GAAP financial measure to aid in its understanding of how all animal hospitals owned and managed are performing as a group.

          There are material limitations associated with the use of this non-GAAP financial measure, as it is not reflective of the consolidated results for animal hospitals owned and managed as reported in our consolidated financial statements. To compensate for this limitation, we ensure that our disclosures provide a complete understanding of all adjustments found in non-GAAP financial measures, and we provide a reconciliation between the GAAP financial measures and the non-GAAP financial measures in “Results of Operations.”

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

          The following table reflects the ranges for the loss picks and the loss picks used by us in the estimate of our workers’ compensation costs (in thousands):

			Probable Expense Range
	Estimated	Expense
	Payroll	Recorded	Low-end	High-end

Policy year ended September 30, 2002:
Loss pick percentage		2.04%	1.54%	2.49%

Calculated loss pick in dollars	$169,022	$3,441	$2,603	$4,208
Premiums and other fees		1,387	1,353	1,419

Total workers’ compensation expense		$4,828	$3,956	$5,627

Policy year ending September 30, 2003 (9 months of a 12-month policy):
Loss pick percentage		2.00%	1.59%	2.55%

Calculated loss pick in dollars	$135,972	$2,719	$2,162	$3,467
Premiums and other fees		1,190	1,166	1,220

Total workers’ compensation expense		$3,909	$3,328	$4,687

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

     Impairment of Goodwill

          Our goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net tangible assets acquired. The total amount of our net goodwill at June 30, 2003 was $363.2 million, consisting of $93.6 million for our laboratory operating segment and $269.6 million for our animal hospital operating segment.

          We estimate annually the fair market value of our laboratory and animal hospital operating segments and compare that estimated fair market value against the net book value of those operating segments, as reflected in our financial statements, to determine if our goodwill is fairly stated or if its value is impaired. At December 31, 2002, we estimated the fair value of each of our operating segments and determined that the estimated fair value of each exceeded their respective net book value, resulting in a conclusion that our goodwill was fairly stated. For the period from December 31, 2002 through the date of this filing, there have been no significant changes in the operating environment of our operating segments or in the other variables used in our estimate of fair value that would cause us to believe that the fair value of our operating segments might have materially changed since our evaluation at December 31, 2002. We will review our goodwill for impairment again at December 31, 2003 or upon material changes in our operating environment. We do not anticipate that there will be significant changes in our operations or operating environments in the near future other than those related to possible acquisitions.

     Legal Settlements

          We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings and our insurance policy coverage for such matters, we have accrued $1.9 million as of June 30, 2003 for legal settlements as part of other accrued liabilities. We believe that our present insurance coverage and reserves are sufficient to cover currently known claims, but we cannot assure you that we will not incur liabilities in excess of recorded reserves.

     Allowance for Uncollectible Accounts

          Provision for uncollectible accounts is estimated based primarily upon age of accounts receivable and loss history. Accounts receivable balances are routinely reviewed in conjunction with collection efforts, historical collection rates and other economic conditions which might ultimately affect the collectibility of accounts when considering the adequacy of the amounts recorded as allowance for uncollectible accounts. Significant changes in client mix or economic conditions could affect our collection of accounts receivable, cash flows and results of operations.

     Income Taxes

          We make estimates in recording our provision for income taxes, including our determination of deferred income taxes assets, deferred income taxes liabilities and any valuation allowance against a deferred income taxes asset.

          We operate in multiple states with varying tax laws. Our Federal income tax returns have been examined by the Internal Revenue Service through our fiscal year 1998, which resulted in no adjustment to our financial statements.

Results of Operations

          The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Laboratory	35.3%	34.6%	35.6%	35.3%
Animal hospital	66.8	67.1	66.5	66.4
Other	—	0.4	—	0.4
Intercompany	(2.1)	(2.1)	(2.1)	(2.1)

Total revenue	100.0	100.0	100.0	100.0
Direct costs (excluding operating depreciation)	65.4	65.7	66.9	67.4
Selling, general and administrative	6.9	7.3	7.4	7.7
Depreciation and amortization	2.6	2.7	2.9	2.9

Operating income	25.1	24.3	22.8	22.0
Interest expense, net	4.9	8.8	5.4	9.2
Debt retirement costs	—	—	3.0	—
Other (income) expense	0.1	(0.1)	0.1	(0.1)
Minority interest in income of subsidiaries	0.3	0.4	0.3	0.4
Provision for income taxes	8.2	6.2	5.7	5.2

Net income	11.6%	9.0%	8.3%	7.3%

     The following table is a summary of the components of operating income by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended June 30, 2003
Revenue	$46,691	$88,424	$—	$(2,752)	$132,363
Direct costs (excluding operating depreciation)	24,816	64,440	—	(2,752)	86,504
Selling, general and administrative	2,797	2,519	3,774	—	9,090
Loss (gain) on sale of assets	21	58	(1)	—	78
Depreciation and amortization	799	2,304	394	—	3,497

Operating income (loss)	$18,258	$19,103	$(4,167)	$—	$33,194

Operating margin	39.1%	21.6%	(3.1)%	—	25.1%

Three Months Ended June 30, 2002
Revenue	$40,604	$78,621	$500	$(2,500)	$117,225
Direct costs (excluding operating depreciation)	22,134	57,370	—	(2,500)	77,004
Selling, general and administrative	2,396	2,478	3,665	—	8,539
Depreciation and amortization	726	2,069	344	—	3,139

Operating income (loss)	$15,348	$16,704	$(3,509)	$—	$28,543

Operating margin	37.8%	21.2%	(3.0)%	—	24.3%

Six Months Ended June 30, 2003
Revenue	$88,389	$165,152	$—	$(5,178)	$248,363
Direct costs (excluding operating depreciation)	48,272	123,161	—	(5,178)	166,255
Selling, general and administrative	5,504	5,022	7,927	—	18,453
Loss (gain) on sale of assets	19	(178)	(1)	—	(160)
Depreciation and amortization	1,553	4,781	740	—	7,074

Operating income (loss)	$33,041	$32,366	$(8,666)	$—	$56,741

Operating margin	37.4%	19.6%	(3.5)%	—	22.8%

Six Months Ended June 30, 2002
Revenue	$78,261	$147,265	$1,000	$(4,606)	$221,920
Direct costs (excluding operating depreciation)	43,696	110,502	—	(4,606)	149,592
Selling, general and administrative	5,069	4,992	7,100	—	17,161
Depreciation and amortization	1,423	4,205	674	—	6,302

Operating income (loss)	$28,073	$27,566	$(6,774)	$—	$48,865

Operating margin	35.9%	18.7%	(3.1)%	—	22.0%

     Revenue

          The following table summarizes our revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Laboratory	$46,691	$40,604	15.0%	$88,389	$78,261	12.9%
Animal hospital	88,424	78,621	12.5%	165,152	147,265	12.1%
Other	—	500		—	1,000
Intercompany	(2,752)	(2,500)		(5,178)	(4,606)

Total revenue	$132,363	$117,225	12.9%	$248,363	$221,920	11.9%

     Laboratory Revenue

          Laboratory revenue increased $6.1 million for the three months ended June 30, 2003 and increased $10.1 million for the six months ended June 30, 2003 compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,

Laboratory Revenue:	2003	2002	% Change	2003	2002	% Change

Internal growth:
Number of requisitions	2,169	2,064	5.1%	4,005	3,840	4.3%
Average revenue per requisition (1)	$21.02	$19.67	6.9%	$21.73	$20.25	7.3%

Total internal revenue (2)	$45,583	$40,604	12.3%	$87,031	$77,753	11.9%
Billing day adjustment	—	—		—	508
Acquired revenue	1,108	—		1,358	—

Total	$46,691	$40,604	15.0%	$88,389	$78,261	12.9%

     (1)  Computed by dividing total internal revenue by the number of requisitions.
     (2)  Numbers may not calculate exactly due to rounding.

          Laboratory revenue and requisitions generated from internal growth, as referred to in the above table, have been adjusted to exclude revenue and requisitions for newly acquired laboratories (those laboratories that we did not own for the entire periods presented) and have been adjusted for differences in the number of billing days in comparable periods.

          The increase in requisitions from internal growth during the three and six months ended June 30, 2003 is the result of a trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis and treatment of diseases. In addition, our marketing programs include comprehensive education to our veterinarian clients, which have contributed to the growth in our revenue in both volume and breadth of tests performed.

          The increase in the average revenue per requisition during the three and six months ended June 30, 2003 is attributable to our sales and marketing efforts of our pet health and wellness programs, which have contributed to an increase in the number of tests performed per requisition, as well as a change in the mix of tests to more comprehensive and expensive tests. Also contributing to our increase in average revenue per requisition are price increases. The prices of most tests were increased 4% to 5% in February 2003.

          As the result of acquiring seven laboratories between November 2002 and June 2003, we generated an additional $1.1 million of revenue (referred to in the above table as “acquired revenue”) during the three months ended June 30, 2003 and $1.4 million of revenue during the six months ended June 30, 2003 compared to the same periods in the prior year.

          The billing day adjustment, referred to in the above table, reflects the impact of one more billing day for the six months ended June 30, 2002 compared to the current period.

     Animal Hospital Revenue

          The following table reconciles our animal hospital revenue, as reported under GAAP, to the combined revenue of animal hospitals that we owned and managed, referred to as combined animal hospital revenue, as if we had consolidated the operating results of the animal hospitals we managed into our operating results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

Animal Hospital Revenue:	2003	2002	% Change	2003	2002	% Change

As reported	$88,424	$78,621	12.5%	$165,152	$147,265	12.1%
Less: Management fees (1)	(13,656)	(12,488)		(24,600)	(22,193)
Add: Revenue of animal hospitals managed	24,054	21,940		44,577	40,255

Combined animal hospital (2)	$98,822	$88,073	12.2%	$185,129	$165,327	12.0%

     (1)  Paid to us by veterinary medical groups.
     (2)  Represents the combined animal hospital revenue of hospitals owned and managed.

          The combined animal hospital revenue increased $10.7 million for the three months ended June 30, 2003 and increased $19.8 million for the six months ended June 30, 2003 compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,

Animal Hospital Revenue:	2003	2002	% Change	2003	2002	% Change

Adjusted same-facility:
Orders (1)	842	854	(1.4)%	1,584	1,613	(1.8)%
Average price per order (2)	$106.26	$101.78	4.4%	$106.10	$101.10	4.9%

Adjusted same-facility revenue (1) (3)	$89,467	$86,924	2.9%	$168,055	$163,072	3.1%
Net acquired revenue (1)	9,355	1,149		17,074	2,255

Combined animal hospital (4)	$98,822	$88,073		$185,129	$165,327

(1)	Adjusted same-facility revenue, orders and net acquired revenue are non-GAAP measures of combined animal hospitals owned and managed. These non-GAAP measures are reconciled to the GAAP measures in tables below.
(2)	Computed by dividing adjusted same-facility revenue by adjusted same-facility orders.
(3)	Numbers may not calculate exactly due to rounding.
(4)	Represents the combined animal hospital revenue of hospitals owned and managed.

          Our animal hospital segment has placed a greater emphasis on providing high-quality veterinary care and comprehensive wellness programs, which has contributed to the increase in the average price per order and the increase in adjusted same-facility revenue for the three and six months ended June 30, 2003. The decrease in the number of orders for the current quarter is partly related to a decrease in the number of orders for sales of vaccines. Additionally, sales of flea and other over-the-counter products have decreased as a result of changes in the channels of distribution for these products.

          Net acquired revenue for the three months ended June 30, 2003 and 2002 represents revenue from hospitals acquired, sold or closed on or subsequent to April 1, 2002. Net acquired revenue for the six months ended June 30, 2003 and 2002 represents revenue from hospitals acquired, sold or closed on or subsequent to January 1, 2002.

     Reconciliation Between Non-GAAP and GAAP Measures

          In the above tables, we use non-GAAP measures to reflect the combined performance of animal hospitals owned and managed. The tables below reconcile those non-GAAP measures to their comparable GAAP measures (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

			%			%
Animal Hospital Revenue:	2003	2002	Change	2003	2002	Change

Adjusted same-facility revenue (1)	$89,467	$86,924	2.9%	$168,055	$163,072	3.1%
Same-facility revenue of animal hospitals managed	(21,482)	(21,592)		(39,743)	(39,610)

Same-facility revenue of animal hospitals owned	67,985	65,332		128,312	123,462
Same-facility management fees (2)	12,210	12,292		21,898	21,821

Same-facility revenue	$80,195	$77,624	3.3%	$150,210	$145,283	3.4%

     (1)  Adjusted same-facility revenue is a non-GAAP measure of combined animal hospitals owned and managed.

     (2)  Paid to us by veterinary medical groups.

          The following table reconciles the non-GAAP measure of orders for combined animal hospitals owned and managed to the GAAP measure of orders for animal hospitals owned (in thousands, except average price per order):

	Three Months Ended June 30,

	2003	2002	% Change

Same-facility:
Orders for combined animal hospitals owned and managed	842	854
Orders for animal hospitals managed	(207)	(217)

Orders for animal hospitals owned	635	637	(0.3)%
Average price per order for animal hospitals owned (1)	$107.06	$102.56	4.4%

Same-facility revenue for animal hospitals owned (2)	$67,985	$65,332	4.1%
Same-facility management fees	12,210	12,292
Acquired revenue and management fees from acquired managed practices	8,229	997

Animal hospital revenue as reported	$88,424	$78,621

	Six Months Ended June 30,

	2003	2002	% Change

Same-facility:
Orders for combined animal hospitals owned and managed	1,584	1,613
Orders for animal hospitals managed	(386)	(404)

Orders for animal hospitals owned	1,198	1,209	(0.9)%
Average price per order for animal hospitals owned (1)	$107.11	$102.12	4.9%

Same-facility revenue for animal hospitals owned (2)	$128,312	$123,462	3.9%
Same-facility management fees	21,898	21,821
Acquired revenue and management fees from acquired managed practices	14,942	1,982

Animal hospital revenue as reported	$165,152	$147,265

(1)	Computed by dividing same-facility revenue for animal hospitals owned by same-facility orders for animal hospitals owned.
(2)	Numbers may not calculate exactly due to rounding.

     The following table reconciles the non-GAAP measure of acquired revenue for combined animal hospitals owned and managed to the GAAP measure of acquired revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Acquired revenue for combined animal hospitals owned and managed	$9,355	$1,149	$17,074	$2,255
Less: acquired revenue for animal hospitals managed	(2,571)	(349)	(4,833)	(646)

Acquired revenue for animal hospitals owned	$6,784	$800	$12,241	$1,609

     Other Revenue

          Other revenue consists of fees earned from a marketing consulting agreement with Heinz Pet Products, which paid a monthly fee of approximately $167,000 commencing October 1, 2000 through September 30, 2002. For the three and six months ended June 30, 2002, we recognized revenue of $500,000 and $1.0 million, respectively, related to this agreement. There were no consulting agreements effective in 2003.

     Direct Costs

          The following table summarizes our direct costs (excluding operating depreciation) and our direct costs (excluding operating depreciation) as a percentage of applicable revenue (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,

	2003		2002			2003		2002

		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$24,816	53.1%	$22,134	54.5%	12.1%	$48,272	54.6%	$43,696	55.8%	10.5%
Animal hospital	64,440	72.9%	57,370	73.0%	12.3%	123,161	74.6%	110,502	75.0%	11.5%
Intercompany	(2,752)		(2,500)			(5,178)		(4,606)

Total direct costs	$86,504	65.4%	$77,004	65.7%	12.3%	$166,255	66.9%	$149,592	67.4%	11.1%

     Laboratory Direct Costs

          The decrease in laboratory direct costs as a percentage of laboratory revenue was primarily attributable to an increase in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

     Animal Hospital Direct Costs

          The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals that we owned and managed, referred to as combined animal hospital direct costs, had we consolidated the operating results of the animal hospitals we manage into our operating results (in thousands):

	Three Months Ended June 30,

	2003		2002

		% of		% of
Animal Hospital Direct Costs:	$	Revenue	$	Revenue	% Change

As reported	$64,440	72.9%	$57,370	73.0%	12.3%
Add: Direct costs of animal hospitals managed	24,054		21,940
Less: Management fees (1)	(13,656)		(12,488)

Combined animal hospital (2)	$74,838	75.7%	$66,822	75.9%	12.0%

	Six Months Ended June 30,

	2003		2002

		% of		% of
Animal Hospital Direct Costs:	$	Revenue	$	Revenue	% Change

As reported	$123,161	74.6%	$110,502	75.0%	11.5%
Add: Direct costs of animal hospitals managed	44,577		40,255
Less: Management fees (1)	(24,600)		(22,193)

Combined animal hospital (2)	$143,138	77.3%	$128,564	77.8%	11.3%

(1)	Charged by us to veterinary medical groups.
(2)	Represents the combined animal hospital direct costs of hospitals owned and managed.

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

     Selling, General and Administrative Expense

          The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,

	2003		2002			2003		2002

		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$2,797	6.0%	$2,396	5.9%	16.7%	$5,504	6.2%	$5,069	6.5%	8.6%
Animal hospital	2,519	2.8%	2,478	3.2%	1.7%	5,022	3.0%	4,992	3.4%	0.6%
Corporate	3,774	2.9%	3,665	3.1%	3.0%	7,927	3.2%	7,100	3.2%	11.6%

Total SG&A	$9,090	6.9%	$8,539	7.3%	6.5%	$18,453	7.4%	$17,161	7.7%	7.5%

     Laboratory SG&A

          The increase in laboratory SG&A as a percentage of laboratory revenue during the three months ended June 30, 2003 as compared to the same period in the prior year was primarily attributable to additional information technology personnel and commission payments to sales representatives. The decrease in laboratory SG&A as a percentage of laboratory revenue during the six months ended June 30, 2003 as compared to the same periods in the prior year was primarily attributable to a decrease in legal costs offset by the same factors attributable to the increase during the three months ended June 30, 2003.

     Animal Hospital SG&A

          The decrease in animal hospital SG&A as a percentage of animal hospital revenue during the three and six months ended June 30, 2003 as compared to the same periods in the prior year was primarily attributable to an increase in animal hospital revenue combined with operating leverage associated with our animal hospital business.

     Corporate SG&A

          The decrease in corporate SG&A as a percentage of total revenue for the three months ended June 30, 2003 as compared to the same period in the prior year was primarily due to a decrease in accounting fees. Corporate SG&A for the three months ended June 30, 2002 included additional accounting fees incurred in connection with changing our external auditors from Arthur Andersen LLP to KPMG LLP. For the six months ended June 30, 2003 and 2002, corporate SG&A remained constant as a percentage of revenue but increased 11.6% for the six months ended June 30, 2003 compared to the same period in the prior year. This increase was primarily attributable to increased legal and insurance fees as well as increases in salaries and bonuses.

     Depreciation and Amortization

          Depreciation and amortization expense increased $358,000, or 11.4%, for the three months ended June 30, 2003 and increased $772,000, or 12.3%, for the six months ended June 30, 2003 compared to the same periods in the prior year. The increase in depreciation and amortization was due to the purchase of property and equipment and the addition of non-competition agreements executed in connection with the acquisition of animal hospitals and laboratories.

     Loss (Gain) on Sale of Assets

          During the three and six months ended June 30, 2003, we sold certain assets for a loss of $78,000 and a gain of $160,000, respectively. The sales transactions consisted of real estate, one animal hospital practice and other fixed assets.

     Interest Expense, Net

          Interest expense, net of interest income decreased $3.9 million, or 38.0%, for the three months ended June 30, 2003 and decreased $6.9 million, or 34.0%, for the six months ended June 30, 2003 compared to the same periods in the prior year. The change in net interest expense was attributable to a decrease in the average debt balances outstanding and a decrease in the weighted average interest rate.

     Debt Retirement Costs

          On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with net proceeds from the sale of our common stock during our secondary offering. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million. The debt retirement costs consisted of the write-off of deferred financing costs and debt discounts and the payment of related transaction and retirement fees.

     Other (Income) Expense

          Other expense was $131,000 for the three months ended June 30, 2003 and $258,000 for the six months ended June 30, 2003, consisting of a non-cash loss on the interest rate swap agreements. Other income was $61,000 for the three months ended June 30, 2002 and $154,000 for the six months ended June 30, 2002, consisting of a non-cash gain on the interest rate collar agreement.

     Minority Interest in Income of Subsidiaries

          Minority interest in income of the consolidated subsidiaries was $462,000 and $528,000 for the three months ended June 30, 2003 and 2002, respectively, and $823,000 and $930,000 for the six months ended June 30, 2003 and 2002, respectively. Minority interest in income of subsidiaries represents our partners’ proportionate share of net income generated by those subsidiaries that we do not wholly own.

     Provision for Income Taxes

          Our effective income tax rate for each period can vary from the statutory rate primarily due to the non-deductibility for income tax purposes of certain items. During the three and six months ended June 30, 2003, our effective income tax rate varied from the statutory rate primarily due to the non-deductibility of the amortization of a portion of intangible assets.

Liquidity and Capital Resources

     Discussion of the Six Months Ended June 30, 2003

          Our cash and cash equivalents increased to $22.5 million at June 30, 2003 compared to $6.5 million at December 31, 2002. The increase resulted from $38.5 million provided by operating activities and $3.5 million provided by financing activities offset by $26.0 million used in investing activities.

          Net cash provided by operating activities increased to $38.5 million during the six months ended June 30, 2003 compared to $31.8 million during the six months ended June 30, 2002. This increase was primarily attributable to an increase in operating income and a $2.2 million decrease in interest paid, offset by a $3.2 million increase in income taxes paid.

          We used net cash of $26.0 million for investing activities during the six months ended June 30, 2003 in which we:

•	paid $19.9 million related to the acquisition of 16 animal hospitals and six laboratories and the settlement of certain obligations incurred or agreed to on the date of acquisition;

•	paid $589,000 for real estate acquired in connection with acquisitions;

•	paid $6.2 million in property and equipment additions; and

•	received $716,000 from the sale of assets and other activities.

          We received net cash of $3.5 million from financing activities during the six months ended June 30, 2003 in which we:

•	received $54.3 million in net proceeds from the issuance of 3.8 million shares of our common stock;

•	paid $41.8 million to voluntarily redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount;

•	paid $1.2 million for scheduled maturities of debt obligations;

•	repaid $7.5 million, the entire outstanding balance, of our revolving credit facility; and

•	paid $382,000 of financing costs.

     Future Cash Requirements

          We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility. At June 30, 2003, we had no borrowings outstanding under our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and to satisfy our scheduled principal and interest payments under debt obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

          Estimated future uses of cash for the remainder of 2003 include capital expenditures for land, buildings and equipment of approximately $11.8 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either a fewer or greater number of animal hospital facilities and we may purchase laboratory facilities during any year depending upon opportunities that present themselves and our cash requirements may change accordingly. We anticipate purchasing up to 20 animal hospitals and seven laboratories with a planned cash commitment of $31.9 million during 2003. Although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate.

          In addition to the foregoing, we will use approximately $1.3 million of cash for the remainder of 2003 to pay the mandatory principal payments due on our outstanding indebtedness. Also, we plan to pre-pay approximately $20.0 million of our senior term C notes in the near future and we may elect to pre-pay additional debt obligations.

Description of Indebtedness

          Credit and Guaranty Agreement. On September 20, 2000, we entered into a credit and guaranty agreement, which included senior term notes and a $50.0 million revolving credit facility. At June 30, 2003, we had $166.4 million principal amount outstanding under our senior term C notes and no borrowings outstanding under our revolving credit facility.

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

          The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We currently believe the most restrictive covenant is the fixed-charge coverage ratio. Our credit agreement defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma EBITDA, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures and provision for income taxes. At June 30, 2003, we had a fixed charge coverage ratio of 1.44 to 1.00. The credit and guaranty agreement requires a fixed-charge coverage ratio of no less than 1.10 to 1.00.

          9.875% Senior Subordinated Notes. On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At June 30, 2003, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

          15.5% Senior Notes. On February 4, 2003, we used approximately $42.7 million of the net proceeds received from the sale of our common stock during our secondary offering to redeem the remaining principal amount outstanding of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

          Other Debt. We had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $2.1 million at June 30, 2003.

          Contractual Obligations. There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K.

     Interest Rate Hedging Agreements

          We entered into the following no-fee swap agreements, which swap monthly variable LIBOR for the fixed rates indicated below:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs

          Swap # 2 and Swap #3 qualify for hedge accounting and we consider them to be cash flow hedging instruments. However, in May 2003 management determined that Swap #1 was no longer an effective tool to hedge against interest rate risk because LIBOR projections were considerably below the initial LIBOR forecasts used to price the swap at inception of the contract. As a result of this determination, Swap #1 no longer qualifies for hedge accounting and all changes in its market value are recognized as income or expense in the period of change.

          At June 30, 2003, the fair market values of our swap agreements resulted in a net liability to us of $674,000, which is included in other accrued liabilities. For the three and six months ended June 30, 2003, we made payments of $102,000 and $187,000, respectively, as a result of LIBOR being below the fixed interest rates. These payments are included in interest expense.

          We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies will be or their possible impact.

New Accounting Pronouncements

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

          In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No.

150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We currently have a $2.3 million obligation to be settled in either cash or common stock that is classified as a liability; we do not have any immediate plans to enter into other financial instruments subject to the accounting requirements of SFAS No. 150. The adoption of SFAS No. 150 will not have a material impact on our financial statements.

     Accounting for Derivative Instruments and Hedging Activities

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial statements.

     Consolidations of Variable Interest Entities

          In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003 and as of the beginning of the first interim period beginning after June 15, 2003 for all other variable interest entities.

          We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of June 30, 2003, we operated in 11 of these states. In these states, we provide management services to veterinary medical groups pursuant to long-term management agreements ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. We provide administrative and other support services.

          Currently, we do not consolidate the operations of the veterinary medical groups since we have no ownership interests in them. However, we are finalizing our analysis of FIN No. 46 and it is reasonably possible that the operations of the veterinary medical groups will be consolidated. If the veterinary medical groups were to be consolidated into our operating results, there would be no effect on operating income and we would not be exposed to additional losses. We would consolidate the revenue and direct costs of the veterinary medical groups but would not recognize the management fees charged to them. See our discussions regarding animal hospital revenue included herein in the Revenue section for full details regarding the veterinary medical groups.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees

          In January 2003, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002 for periods ending after December 15, 2002. We do not have any obligations subject to the provisions of FIN No. 45.

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

          SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At June 30, 2003, we had capital lease obligations of $454,000; however, we currently have no plans to modify these or any future capital leases, and we do not expect SFAS No. 145 to have a material impact on our financial statements.

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

          Demand for certain over the counter products could decline as their product life cycle matures and the products become available in more retail-oriented locations. Certain of these products are replaced and are distributed through veterinary hospitals only. This cycle and the replacement of existing products could affect veterinary visits. Demand for vaccinations may also be impacted in the future as protocols for vaccinations change. Vaccinations have been recommended by some in the profession to be given less frequently. This may result in fewer visits and potentially less revenue. Vaccine protocols for our company are established by our veterinarians who use their independent professional judgment. Some of our veterinarians have changed their protocols and others may change their protocol in light of recent literature.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

          Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 animal hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 full-time equivalent employees. At June 30, 2003, we operated 238 animal hospitals, operated laboratories servicing approximately 14,000 customers in all 50 states and had approximately 4,000 full-time equivalent employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expense and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

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

The carrying value of our goodwill could be subject to impairment write-down.

          At June 30, 2003, our balance sheet reflected $363.2 million of goodwill, which is a substantial portion of our total assets of $545.3 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. In 2002, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was fairly stated in our financial statements and there are currently no impairment issues. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

          At June 30, 2003, our debt, excluding unamortized discount, consisted primarily of:

•	$166.4 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$2.1 million in principal amount outstanding under our other debt.

          The following table sets forth the scheduled principal and interest payments that are due on our debt for each of the periods indicated (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year (1)	1 - 3 years	3 - 5 years	5 years

Long-term debt	$338,042	$1,167	$4,235	$102,261	$230,379
Fixed interest	110,721	8,658	34,519	33,945	33,599
Variable interest	54,182	5,486	23,795	22,336	2,565
Capital lease obligations	454	172	281	1	—
Swap agreements	(2,763)	(674)	(2,089)	—	—

	$500,636	$14,809	$60,741	$158,543	$266,543

     (1)  Consists of the period July 1 through December 31, 2003.

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

          We entered into the following no-fee swap agreements, which swap monthly variable LIBOR for the fixed rates indicated below:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005

          Swap #2 and Swap #3 qualify for hedge accounting and we consider them to be cash flow hedging instruments. However, as of May 2003 we no longer considered Swap #1 to be a cash flow hedge because the current rate environment was significantly different than the rate environment in existence at the effective date.

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

          As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of June 30, 2003, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals including Northern California. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

          The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of June 30, 2003 we operated 64 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

          The United States military’s continuing involvement in Iraq, the terrorist attacks which took place in the United States on September 11, 2001, the United States military campaign against terrorism, ongoing violence in the Middle East and the increasing concern with respect to developments in North Korea have created many economic and political uncertainties, some of which may affect the markets in which we operate, our operations and profitability and your investment. The potential near-term and long-term effect that political uncertainty, armed conflict and possible terrorist and other attacks may have for our customers, the markets for our services and the U.S. economy are uncertain. The consequences of our involvement in Iraq and any terrorist attacks or other armed conflicts are unpredictable and we may not be able to foresee events that could have an adverse effect on our markets, our business or your investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of June 30, 2003, we had borrowings of $166.4 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into three separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. The third agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $166.4 million to $86.4 million. Accordingly, for the next 12-month period, for every 1.0% increase in the LIBOR rate we will pay an additional $864,000 in interest expense and for every 1.0% decrease in the LIBOR rate we will save $864,000 in interest expense.

          We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.

ITEM 4. CONTROLS AND PROCEDURES

          Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

          In accordance with the requirements of the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of this quarterly report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          As previously disclosed, the litigation between VCA, Zoasis Corporation and Robert Antin and two majority stockholders of a company that merged with Zoasis, was dismissed with prejudice on April 17, 2003 pursuant to the settlement agreement announced in our 2002 annual report on Form 10-K.

          We are a party to various legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings and our insurance policy coverage for such matters, we have accrued $1.9 million as of June 30, 2003 for legal settlements as part of other accrued liabilities.

ITEM 2. CHANGES IN SECURITIES

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 28, 2003, we held our annual meeting of stockholders at which our stockholders:

•	elected three Class I directors;

•	approved an additional 1,500,000 shares of our common stock to be reserved for issuance under our 2001 Stock Incentive Plan; and

•	ratified KPMG LLP as our independent auditor.

          The names of the three nominees elected to serve as our Class I directors and the results of the election are as follows:

Candidates	Yes Votes	No Votes	Abstain	Broker-Non-Vote

Arthur J. Antin	27,077,087	—	5,549,014	—
John M. Baumer	31,859,432	—	766,669	—
Frank Reddick	26,872,732	—	5,753,369	—

          The results of the other two matters upon which our stockholders voted are as follows:

Proposal	Yes Votes	No Votes	Abstain	Broker-Non-Vote

Reserve additional 1,500,000 shares of common stock for issuance under our 2001 Stock Incentive Plan	19,761,751	12,845,080	19,270	—
Ratify KPMG LLP as our independent auditor	3,554,136	54,580	17,385	—

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

          (b) Reports on Form 8-K:

(1)	Report on Form 8-K, filed April 25, 2003, under item 5, updated financial guidance for the fiscal year 2003, and under item 12, provided financial information for the three months ended March 31, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, August 11, 2003.

By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Its:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith