Form 10-Q/A
period 2003-06-30
VCA ANTECH INC
filed 2003-09-10
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2003, is being made in order to revise Item 4 of Part I, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1) to incorporate those amendments set forth in the Securities and Exchange Commission’s Release No. 33-8283 which were inadvertently omitted from our original filing on August 13, 2003.

Except for the items described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original report on Form 10-Q is included herein for the convenience of the reader.

2

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

ITEM 4. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

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

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

(1)	Report on Form 8-K, filed April 25, 2003, under item 5, updated financial guidance for the fiscal year 2003, and under item 12, provided financial information for the three months ended March 31, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, September 9, 2003.

By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Its:	Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3