Form 10-Q
period 2003-09-30
VCA ANTECH INC
filed 2003-11-13
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes  [X]    No  [  ].

Indicate the number of shares outstanding of each of the issuer’s class of common stock as of the latest practicable date: common stock, $0.001 par value 40,669,436 shares as of November 10, 2003.

VCA ANTECH, INC.
FORM 10-Q
SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18,445	$6,462
Trade accounts receivable, less allowance for uncollectible accounts of $7,111 and $6,408 at September 30, 2003 and December 31, 2002, respectively	23,931	20,727
Inventory, prepaid expenses and other	9,275	8,643
Deferred income taxes	11,697	9,528
Prepaid income taxes	—	7,614

Total current assets	63,348	52,974
Property and equipment, net	98,410	95,303
Other assets:
Goodwill, net	370,009	342,614
Covenants not to compete, net	5,031	4,735
Deferred financing costs, net	4,766	6,778
Other	4,284	5,024

Total assets	$545,848	$507,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,445	$9,622
Accounts payable	8,925	10,223
Accrued payroll and related liabilities	15,855	14,734
Accrued interest	5,757	1,565
Income taxes payable	1,232	—
Other accrued liabilities	17,883	13,464

Total current liabilities	52,097	49,608
Long-term obligations, less current portion	315,507	371,935
Deferred income taxes	19,316	15,376
Other liabilities	2,007	2,007
Minority interest	5,431	5,416
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, and 40,650 and 36,765 shares outstanding as of September 30, 2003 and December 31, 2002, respectively	41	37
Additional paid-in capital	243,345	188,941
Accumulated deficit	(91,732)	(125,754)
Accumulated comprehensive loss - unrealized loss on hedging instruments	(82)	—
Notes receivable from stockholders	(82)	(138)

Total stockholders’ equity	151,490	63,086

Total liabilities and stockholders’ equity	$545,848	$507,428

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$132,903	$114,972	$381,266	$336,892
Direct costs (excludes operating depreciation of $2,734 and $2,399 for the three months ended September 30, 2003 and 2002, respectively, and $8,153 and $7,007 for the nine months ended September 30, 2003 and 2002, respectively)	88,710	77,157	254,965	226,749

	44,193	37,815	126,301	110,143
Selling, general and administrative expense	8,931	8,732	27,384	25,893
Depreciation and amortization	3,579	3,028	10,653	9,330
Write down and loss (gain) on sale of assets	442	(80)	282	(80)

Operating income	31,241	26,135	87,982	75,000
Interest expense, net	6,361	10,208	19,771	30,541
Debt retirement costs	1,701	3,391	9,118	3,391
Other (income) expense	(129)	(5)	129	(159)
Minority interest in income of subsidiaries	456	430	1,279	1,360

Income before provision for income taxes	22,852	12,111	57,685	39,867
Provision for income taxes	9,363	5,076	23,663	16,702

Net income	$13,489	$7,035	$34,022	$23,165

Basic earnings per common share	$0.33	$0.19	$0.85	$0.63

Diluted earnings per common share	$0.33	$0.19	$0.84	$0.63

Shares used for computing basic earnings per share	40,641	36,756	40,095	36,744

Shares used for computing diluted earnings per share	41,334	37,094	40,650	37,088

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$34,022	$23,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,653	9,330
Amortization of deferred financing costs and debt discount	669	1,264
Provision for uncollectible accounts	2,371	2,347
Debt retirement costs	9,118	3,391
Interest paid in kind on 15.5% senior notes	—	7,045
Write-down of assets	392	—
Gain on sale of assets	(110)	(80)
Minority interest in income of subsidiaries	1,279	1,360
Distributions to minority interest partners	(1,245)	(1,339)
Increase in trade accounts receivable	(4,399)	(5,055)
Increase in inventory, prepaid expenses and other assets	(438)	(918)
Increase (decrease) in accounts payable and other accrued liabilities	(552)	3,945
Increase in accrued payroll and related liabilities	1,121	2,792
Increase in accrued interest	4,192	3,405
Decrease in prepaid income taxes	7,614	2,782
Increase in income taxes payable	1,232	2,035
Increase in deferred income taxes asset	(2,169)	(2,318)
Increase in deferred income taxes liability	3,940	7,687

Net cash provided by operating activities	67,690	60,838

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(27,177)	(17,845)
Real estate acquired in connection with business acquisitions	(589)	—
Property and equipment additions, net	(11,040)	(13,405)
Proceeds from sale of assets	363	1,391
Other	447	583

Net cash used in investing activities	(37,996)	(29,276)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(217,492)	(145,978)
Proceeds from the issuance of long-term debt	146,442	143,061
Payment of deferred financing and recapitalization costs	(1,069)	(3,415)
Proceeds from issuance of common stock under stock option plans	85	25
Proceeds from issuance of common stock	54,323	—

Net cash used in financing activities	(17,711)	(6,307)

Increase in cash and cash equivalents	11,983	25,255
Cash and cash equivalents at beginning of period	6,462	7,103

Cash and cash equivalents at end of period	$18,445	$32,358

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

(1) General

          The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-K.

(2) Acquisitions

          During the three months ended September 30, 2003, the Company purchased three animal hospitals and one veterinary diagnostic laboratory. The acquired laboratory was merged into an existing VCA facility upon acquisition. Including acquisition costs, the Company paid an aggregate consideration of $7.2 million, consisting of $6.8 million in cash and $423,000 in certain obligations to sellers and other liabilities assumed. The $7.2 million aggregate purchase price was allocated as follows: $429,000 to tangible assets, $6.3 million to goodwill and $451,000 to other intangible assets. Goodwill was assigned to the animal hospital and laboratory reporting units in the amounts of $5.4 million and $942,000, respectively. The Company expects that $4.5 million of the goodwill recorded will be fully deductible for income tax purposes.

          During the nine months ended September 30, 2003, the Company purchased 19 animal hospitals and four veterinary diagnostic laboratory companies with a total of seven laboratory facilities. Five of the acquired animal hospitals and three of the acquired laboratories were merged into existing VCA facilities upon acquisition. Including acquisition costs, the Company paid an aggregate consideration of $29.8 million, consisting of $26.2 million in cash, $2.3 million in an obligation to be settled in either cash or shares of the Company’s common stock, and $1.3 million in certain obligations to sellers and other liabilities assumed. The $29.8 million aggregate purchase price was allocated as follows: $1.7 million to tangible assets, $26.4 million to goodwill and $1.7 million to other intangible assets. Goodwill was assigned to the animal hospital and laboratory reporting units in the amounts of $19.2 million and $7.2 million, respectively. The Company expects that $15.5 million of the goodwill recorded will be fully deductible for income tax purposes.

          During the nine months ended September 30, 2003, the Company purchased the total ownership interest of partners in three non-wholly owned subsidiaries of the Company for approximately $1.0 million, consisting of $244,000 in cash, $763,000 in a note payable, and $41,000 in the forgiveness of a note owed to the Company by one of the partners. The Company recorded goodwill of $295,000 related to these purchases and expects that it will be fully deductible for income tax purposes.

(3) Calculation of Earnings per Common Share

          Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$13,489	$7,035	$34,022	$23,165

Weighted average common shares outstanding:
Basic	40,641	36,756	40,095	36,744
Effect of dilutive common shares:
Stock options	589	338	508	344
Contracts that may be settled in stock or cash	104	—	47	—

Diluted	41,334	37,094	40,650	37,088

Earnings per common share:
Basic	$0.33	$0.19	$0.85	$0.63

Diluted	$0.33	$0.19	$0.84	$0.63

(4) Comprehensive Income

          Below is a calculation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$13,489	$7,035	$34,022	$23,165
Unrealized gain (loss) on hedging instruments	150	645	(211)	1,695
Less portion of unrealized loss (gain) recognized	(129)	(5)	129	(159)

Net comprehensive income	$13,510	$7,675	$33,940	$24,701

          All unrealized gains and losses presented are the result of changes in the fair market value of interest rate hedging agreements (see footnote 5, Interest Rate Hedging Agreements). The agreements are two-year agreements that will have zero market value at the end of their terms. The Company has not recognized an income tax expense or benefit relating to these gains and losses.

(5) Interest Rate Hedging Agreements

          The Company entered into three no-fee swap agreements (“Swap Agreements”), whereby the Company pays to the counter party amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counter party based on London interbank offer rates (“LIBOR”) and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	05/30/2003	05/30/2003
Expiration date	11/29/2004	05/31/2005	05/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs

          Swap #2 and Swap #3 qualify for hedge accounting and the Company considers these to be cash-flow hedging instruments. Prior to May 2003, Swap #1 was also considered to be a cash-flow hedging instrument. At that time, management determined that Swap #1 was no longer an effective tool for mitigating interest rate risk within an acceptable degree of variance because the projected LIBOR rates at May 2003 for the remaining term of the contract, June 2003 through November 2004, were materially different from the LIBOR projections made at the inception of the contract for this same time period. This difference in LIBOR projections was a result of changes in the interest rate environment which occurred from November 2002 through May 2003. As a result of this determination, Swap #1 no longer qualifies for hedge accounting and all changes in its market value are recognized as income or expense in the period of change.

          On November 13, 2000, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank, which expired on November 15, 2002, (“Collar Agreement”). The Collar Agreement reset monthly and had a cap and floor notional amount of $62.5 million with a cap and floor interest rate of 7.5% and 5.9%, respectively. The Collar Agreement qualified for hedge accounting and the Company considered it a cash-flow hedging instrument.

          The valuations of the Swap Agreements and the Collar Agreement were determined by the counter parties. At September 30, 2003 and December 31, 2002, the fair market values of the Swap Agreements resulted in a liability from interest rate hedging activities of $524,000 and $313,000, respectively. As a result of the Company’s interest rate hedging activities, it recognized an unrealized gain of $129,000 and $5,000 during the three months ended September 30, 2003 and 2002, respectively, and it recognized an unrealized loss of $129,000 and an unrealized gain of $159,000 during the nine months ended September 30, 2003 and 2002, respectively. These charges have been reported as part of other (income) expense.

          The Company made payments under the Swap Agreements amounting to $165,000 for the three months ended September 30, 2003 and $352,000 for the nine months ended September 30, 2003, resulting from LIBOR being below the fixed interest rate. The Company made payments under the Collar Agreement amounting to $666,000 for the three months ended September 30, 2002 and $1.9 million for the nine months ended September 30, 2002 resulting from LIBOR being below the floor interest rate of 5.9%. These payments have been reported as part of interest expense.

(6) Lines of Business

          During the three and nine months ended September 30, 2003 and 2002, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other two segments.

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

          Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended September 30, 2003
Revenue	$46,429	$89,079	$—	$(2,605)	$132,903
Direct costs (excluding operating depreciation)	25,870	65,445	—	(2,605)	88,710
Selling, general and administrative	2,826	2,492	3,613	—	8,931
Depreciation and amortization	823	2,387	369	—	3,579
Write-down and loss on sale of assets	39	403	—	—	442

Operating income (loss)	$16,871	$18,352	$(3,982)	$—	$31,241

Capital expenditures	$621	$3,900	$351	$—	$4,872
Three Months Ended September 30, 2002
Revenue	$38,650	$78,118	$500	$(2,296)	$114,972
Direct costs (excluding operating depreciation)	21,849	57,604	—	(2,296)	77,157
Selling, general and administrative	2,563	2,359	3,810	—	8,732
Depreciation and amortization	715	1,961	352	—	3,028
Loss (gain) on sale of assets	24	9	(113)	—	(80)

Operating income (loss)	$13,499	$16,185	$(3,549)	$—	$26,135

Capital expenditures	$4,501	$2,417	$283	$—	$7,201
Nine Months Ended September 30, 2003
Revenue	$134,818	$254,231	$—	$(7,783)	$381,266
Direct costs (excluding operating depreciation)	74,142	188,606	—	(7,783)	254,965
Selling, general and administrative	8,330	7,514	11,540	—	27,384
Depreciation and amortization	2,376	7,168	1,109	—	10,653
Write-down and loss (gain) on sale of assets	58	225	(1)	—	282

Operating income (loss)	$49,912	$50,718	$(12,648)	$—	$87,982

Capital expenditures	$2,385	$7,258	$1,397	$—	$11,040
Nine Months Ended September 30, 2002
Revenue	$116,911	$225,383	$1,500	$(6,902)	$336,892
Direct costs (excluding operating depreciation)	65,545	168,106	—	(6,902)	226,749
Selling, general and administrative	7,632	7,351	10,910	—	25,893
Depreciation and amortization	2,138	6,166	1,026	—	9,330
Loss (gain) on sale of assets	24	9	(113)	—	(80)

Operating income (loss)	$41,572	$43,751	$(10,323)	$—	$75,000

Capital expenditures	$5,931	$6,372	$1,102	$—	$13,405

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

At September 30, 2003
Identifiable assets	$131,132	$371,865	$42,851	$—	$545,848
At December 31, 2002
Identifiable assets	$117,443	$350,980	$39,005	$—	$507,428

          Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total segment operating income after eliminations	$31,241	$26,135	$87,982	$75,000
Interest expense, net	6,361	10,208	19,771	30,541
Debt retirement costs	1,701	3,391	9,118	3,391
Other (income) expense	(129)	(5)	129	(159)
Minority interest in income of subsidiaries	456	430	1,279	1,360

Income before provision for income taxes	$22,852	$12,111	$57,685	$39,867

(7) Refinancing, Secondary Offering and Debt Retirement

          In August 2003, the Company refinanced its senior credit facility retiring $166.4 million principal balance outstanding under the senior term C notes with $20.0 million of cash on-hand and $146.4 million received from the issuance of new senior term D notes, with an interest rate margin of 2.5% compared to 3.0% for the senior term C notes. In conjunction with that transaction, the Company recorded debt retirement costs of $1.7 million.

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

          The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2003 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2003	$87,313	$255,301	$342,614
Goodwill acquired and purchase price adjustments	7,263	20,132	27,395

Balance as of September 30, 2003	$94,576	$275,433	$370,009

          In addition to goodwill, the Company had other intangible assets as follows (in thousands):

	As of September 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Covenants not to compete	$13,374	$(8,343)	$5,031
Client lists	594	(515)	79

Total	$13,968	$(8,858)	$5,110

          The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Aggregate amortization expense	$476	$277	$1,391	$1,297

          Based on balances at September 30, 2003, estimated amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2003	$1,849
2004	$1,568
2005	$1,177
2006	$802
2007	$591

(9) Accounting Pronouncements

     a.     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

          In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has a $2.3 million obligation to be settled in either cash or common stock that is classified as a liability. In addition, the Company has certain partnerships in non-wholly owned subsidiaries whereby the Company is required under the terms of the respective partnership agreements to purchase the partner’s equity in the partnership in the event of the partner’s death. Under SFAS No. 150, the Company is required to recognize these obligations as liabilities in its financial statements at fair market value. Currently, the Company is recognizing these liabilities as a component of minority interest.

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

     c.     Consolidations of Variable Interest Entities

          In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003 and per FASB Staff Position FIN No. 46-6 issued in October 2003, as of the first annual period ending after December 15, 2003 for all other variable interest entities.

          The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of September 30, 2003, the Company operated in 11 of these states. In these states, the Company provides management services to veterinary medical groups pursuant to long-term management agreements (the “Management Agreements”), ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to these Management Agreements, the veterinary medical groups are each solely responsible for all aspects of veterinary medicine, as defined by their respective state. The Company provides administrative and other support services.

          Currently, the Company does not consolidate the operations of the veterinary medical groups since it has no ownership interests in them. However, the Company is finalizing its analysis of FIN No. 46, and it is possible that the operations of the veterinary medical groups will be consolidated. If the veterinary medical groups were to be consolidated into the Company’s operating results, there would be no effect on operating income and the Company would not be exposed to additional losses. A comparative analysis of the Company’s animal hospital operations both as currently reported and as would be reported if we consolidated the veterinary medical groups is as follows (in thousands):

	For the Nine Months Ended September 30, 2003

	As Reported	As Consolidated	Difference

Revenue	$381,266	$412,224	$30,958
Direct costs (excluding operating depreciation)	$254,965	$285,923	$30,958
Operating income	$87,982	$87,982	$—

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

          The Company has guaranteed all liabilities for certain veterinary medical groups for which it provides management services. All of these liabilities have been included in the Company’s condensed, consolidated financial statements. The Company pays these liabilities and recovers money spent through the management fee charged to the veterinary medical groups. The Company does not expect FIN No. 45 to have a material impact on its financial statements in the future.

     e.     Consideration Received from a Vendor

          In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding two issues raised by EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The EITF concluded that:

•	cash received from a vendor is presumed to be a reduction of the cost of the vendor’s products or services, however that presumption is overcome when the consideration is either a) payment for assets or services, in which case the consideration is characterized as revenue, or b) a reimbursement of

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

          During the nine months ended September 30, 2003, the Company made two significant changes to its capital structure:

•	in August 2003, the Company refinanced its senior credit facility voluntarily repaying $20.0 million of senior term C notes and retiring the remaining senior term C notes with senior term D notes, resulting in debt retirement costs of approximately $1.7 million; and

•	in February 2003, the Company redeemed the remaining principal amount outstanding of its 15.5% senior notes with proceeds from its secondary offering resulting in debt retirement costs of approximately $7.4 million.

          Management has concluded that these debt retirement costs do not qualify for extraordinary treatment under APB No. 30 because management has historically changed the Company’s capital structure to take advantage of favorable market conditions and it is probable that it will continue to do so in the future. As a result, these costs for all periods presented have been included as a component from recurring operations in the Condensed, Consolidated Income Statements.

          SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At September 30, 2003, the Company had capital lease obligations of $333,000; however, the Company currently has no plans to modify these or any future capital leases.

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

(10) Stock-Based Compensation

          The Company has granted stock options to various employees and accounts for these options under APB No. 25, Accounting for Stock Issued to Employees. Under this method, when options are issued with an exercise price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of issuance or thereafter regardless of exercise price absent modification to the options. This method is not a fair-value-based method of accounting as defined by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and Amendment of FASB Statement No. 123. Fair-value-based methods of accounting require compensation expense to be recognized annually equal to the fair value of the options granted divided by their vesting period. Had the Company accounted for their stock options under SFAS No. 148 and the fair-value-based method of accounting, the Company’s net income and earnings per share on a pro forma basis would be as indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

As reported	$13,489	$7,035	$34,022	$23,165
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(216)	(25)	(644)	(62)

Pro forma net income available to common stockholders	$13,273	$7,010	$33,378	$23,103

Earnings per common share:
Basic - as reported	$0.33	$0.19	$0.85	$0.63
Basic - pro forma	$0.33	$0.19	$0.83	$0.63
Diluted - as reported	$0.33	$0.19	$0.84	$0.63
Diluted - pro forma	$0.32	$0.19	$0.82	$0.62

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

(13) Subsequent Events

          From October 1, 2003 through November 10, 2003, the Company acquired two animal hospitals, one of which was merged into an existing animal hospital upon acquisition. Including acquisition costs, the Company paid an aggregate consideration of $2.6 million, consisting of $2.5 million in cash and $65,000 in certain obligations to sellers and other liabilities assumed.

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$16,401	$1,922	$122	$—	$18,445
Trade accounts receivable, net	—	10	23,378	543	—	23,931
Inventory, prepaid expenses and other	—	2,464	6,267	544	—	9,275
Deferred income taxes	—	11,697	—	—	—	11,697

Total current assets	—	30,572	31,567	1,209	—	63,348
Property and equipment, net	—	7,055	89,534	1,821	—	98,410
Goodwill, net	—	—	347,904	22,105	—	370,009
Covenants not to compete, net	—	—	4,394	637	—	5,031
Deferred financing costs, net	—	4,766	—	—	—	4,766
Other	31	427	2,445	2,296	(915)	4,284
Investment in subsidiaries	193,740	298,288	23,733	—	(515,761)	—

Total assets	$193,771	$341,108	$499,577	$28,068	$(516,676)	$545,848

Current liabilities:
Current portion of long-term obligations	$—	$1,543	$902	$—	$—	$2,445
Accounts payable	—	6,560	2,365	—	—	8,925
Accrued payroll and related liabilities	—	9,546	5,992	317	—	15,855
Accrued interest	—	5,713	42	2	—	5,757
Income taxes payable	—	1,232	—	—	—	1,232
Other accrued liabilities	—	11,826	5,980	77	—	17,883

Total current liabilities	—	36,420	15,281	396	—	52,097
Long-term obligations, less current portion	—	314,837	1,585	—	(915)	315,507
Deferred income taxes	—	19,316	—	—	—	19,316
Other liabilities	—	2,007	—	—	—	2,007
Intercompany payable/(receivable)	42,281	(225,212)	184,423	(1,492)	—	—
Minority interest	—	—	—	—	5,431	5,431
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	243,345	—	—	—	—	243,345
Accumulated equity (deficit)	(91,732)	193,822	298,288	29,164	(521,274)	(91,732)
Accumulated comprehensive loss - unrealized loss on hedging instruments	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(82)	—	—	—	—	(82)

Total stockholders’ equity	151,490	193,740	298,288	29,164	(521,192)	151,490

Total liabilities and stockholders’ equity	$193,771	$341,108	$499,577	$28,068	$(516,676)	$545,848

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$123,810	$9,342	$(249)	$132,903
Direct costs	—	—	82,206	6,753	(249)	88,710

	—	—	41,604	2,589	—	44,193
Selling, general and administrative	—	3,613	4,917	401	—	8,931
Depreciation and amortization	—	369	3,052	158	—	3,579
Write-down and loss (gain) on sale of assets	—	—	442	—	—	442

Operating income (loss)	—	(3,982)	33,193	2,030	—	31,241
Interest expense, net	(2)	6,354	38	(29)	—	6,361
Debt retirement costs	—	1,701	—	—	—	1,701
Other income	—	(129)	—	—	—	(129)
Equity interest in income of subsidiaries	13,488	20,541	1,603	—	(35,632)	—

Income before minority interest and provision for income taxes	13,490	8,633	34,758	2,059	(35,632)	23,308
Minority interest in income of subsidiaries	—	—	—	—	456	456

Income before provision for income taxes	13,490	8,633	34,758	2,059	(36,088)	22,852
Provision (benefit) for income taxes	1	(4,855)	14,217	—	—	9,363

Net income	$13,489	$13,488	$20,541	$2,059	$(36,088)	$13,489

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$500	$105,480	$9,228	$(236)	$114,972
Direct costs	—	—	70,573	6,820	(236)	77,157

	—	500	34,907	2,408	—	37,815
Selling, general and administrative	—	3,810	4,551	371	—	8,732
Depreciation and amortization	—	352	2,497	179	—	3,028
Loss (gain) on sale of assets	—	(113)	33	—	—	(80)

Operating income (loss)	—	(3,549)	27,826	1,858	—	26,135
Interest expense, net	2,408	7,813	21	(34)	—	10,208
Debt retirement costs	—	3,391	—	—	—	3,391
Other income	—	(5)	—	—	—	(5)
Equity interest in income of subsidiaries	8,507	17,123	1,462	—	(27,092)	—

Income before minority interest and provision for income taxes	6,099	2,375	29,267	1,892	(27,092)	12,541
Minority interest in income of subsidiaries	—	—	—	—	430	430

Income before provision for income taxes	6,099	2,375	29,267	1,892	(27,522)	12,111
Provision (benefit) for income taxes	(936)	(6,132)	12,144	—	—	5,076

Net income	$7,035	$8,507	$17,123	$1,892	$(27,522)	$7,035

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$355,113	$26,877	$(724)	$381,266
Direct costs	—	—	236,076	19,613	(724)	254,965

	—	—	119,037	7,264	—	126,301
Selling, general and administrative	—	11,540	14,714	1,130	—	27,384
Depreciation and amortization	—	1,109	9,070	474	—	10,653
Write-down and (gain) on sale of assets	—	(1)	283	—	—	282

Operating income (loss)	—	(12,648)	94,970	5,660	—	87,982
Interest expense, net	524	19,247	104	(104)	—	19,771
Debt retirement costs	7,417	1,701	—	—	—	9,118
Other expense	—	129	—	—	—	129
Equity interest in income of subsidiaries	38,707	58,617	4,485	—	(101,809)	—

Income before minority interest and provision for income taxes	30,766	24,892	99,351	5,764	(101,809)	58,964
Minority interest in income of subsidiaries	—	—	—	—	1,279	1,279

Income before provision for income taxes	30,766	24,892	99,351	5,764	(103,088)	57,685
Provision (benefit) for income taxes	(3,256)	(13,815)	40,734	—	—	23,663

Net income	$34,022	$38,707	$58,617	$5,764	$(103,088)	$34,022

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,500	$309,421	$26,642	$(671)	$336,892
Direct costs	—	—	208,057	19,363	(671)	226,749

	—	1,500	101,364	7,279	—	110,143
Selling, general and administrative	—	10,910	13,935	1,048	—	25,893
Depreciation and amortization	—	1,026	7,776	528	—	9,330
Loss (gain) on sale of assets	—	(113)	33	—	—	(80)

Operating income (loss)	—	(10,323)	79,620	5,703	—	75,000
Interest expense, net	6,935	23,614	83	(91)	—	30,541
Debt retirement costs	—	3,391	—	—	—	3,391
Other income	—	(159)	—	—	—	(159)
Equity interest in income of subsidiaries	27,257	48,854	4,434	—	(80,545)	—

Income before minority interest and provision for income taxes	20,322	11,685	83,971	5,794	(80,545)	41,227
Minority interest in income of subsidiaries	—	—	—	—	1,360	1,360

Income before provision for income taxes	20,322	11,685	83,971	5,794	(81,905)	39,867
Provision (benefit) for income taxes	(2,843)	(15,572)	35,117	—	—	16,702

Net income	$23,165	$27,257	$48,854	$5,794	$(81,905)	$23,165

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$34,022	$38,707	$58,617	$5,764	$(103,088)	$34,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(38,707)	(58,617)	(4,485)	—	101,809	—
Depreciation and amortization	—	1,109	9,070	474	—	10,653
Amortization of deferred financing costs and debt discount	14	655	—	—	—	669
Provision for uncollectible accounts	—	—	2,134	237	—	2,371
Debt retirement costs	7,417	1,701	—	—	—	9,118
Write-down of assets	—	—	392	—	—	392
Gain of sale of assets	—	(1)	(109)	—	—	(110)
Minority interest in income of subsidiaries	—	—	—	—	1,279	1,279
Distributions to minority interest partners	—	(1,245)	—	—	—	(1,245)
Increase in trade accounts receivable	—	(5)	(4,251)	(143)	—	(4,399)
Decrease (increase) in inventory, prepaid expenses and other assets	108	100	(647)	1	—	(438)
Increase (decrease) in accounts payable and other accrued liabilities	—	1,233	(1,847)	62	—	(552)
Decrease in accrued payroll and related liabilities	—	2,478	(1,347)	(10)	—	1,121
Increase in accrued interest	—	4,166	24	2	—	4,192
Decrease in prepaid income taxes	—	7,614	—	—	—	7,614
Increase in income taxes payable	—	1,232	—	—	—	1,232
Increase in deferred income taxes asset	—	(2,169)	—	—	—	(2,169)
Increase in deferred income taxes liability	—	3,940	—	—	—	3,940
Increase in intercompany payable/(receivable)	(15,067)	76,234	(54,756)	(6,411)	—	—

Net cash provided by (used in) operating activities	(12,213)	77,132	2,795	(24)	—	67,690

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(27,177)	$—	$—	$—	$(27,177)
Real estate acquired in connection with acquisitions	—	(589)	—	—	—	(589)
Property and equipment additions, net	—	(8,655)	(2,385)	—	—	(11,040)
Proceeds from sale of assets	—	355	8	—	—	363
Other	(5)	181	271	—	—	447

Net cash used in investing activities	(5)	(35,885)	(2,106)	—	—	(37,996)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(175,684)	—	—	—	(217,492)
Proceeds from issuance of long-term debt	—	146,442	—	—	—	146,442
Payment of financing costs	(382)	(687)	—	—	—	(1,069)
Proceeds from issuance of common stock under stock option plans	85	—	—	—	—	85
Proceeds from issuance of common stock	54,323	—	—	—	—	54,323

Net cash provided by (used in) financing activities	12,218	(29,929)	—	—	—	(17,711)

Increase (decrease) in cash and cash equivalents	—	11,318	689	(24)	—	11,983
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$16,401	$1,922	$122	$—	$18,445

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$23,165	$27,257	$48,854	$5,794	$(81,905)	$23,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(27,257)	(48,854)	(4,434)	—	80,545	—
Depreciation and amortization	—	1,026	7,776	528	—	9,330
Amortization of deferred financing costs and debt discount	(84)	1,348	—	—	—	1,264
Provision for uncollectible accounts	—	—	2,068	279	—	2,347
Debt retirement costs	—	3,391	—	—	—	3,391
Interest paid in kind on 15.5% senior notes	7,045	—	—	—	—	7,045
Loss (gain) on sale of assets	—	(80)	—	—	—	(80)
Minority interest in income of subsidiaries	—	—	—	—	1,360	1,360
Distributions to minority interest partners	—	(1,339)	—	—	—	(1,339)
Increase in trade accounts receivable	—	—	(4,413)	(642)	—	(5,055)
Decrease (increase) in inventory, prepaid expenses and other assets	74	(155)	(817)	(20)	—	(918)
Increase (decrease) in accounts payable and other accrued liabilities	—	1,358	2,544	43	—	3,945
Increase (decrease) in accrued payroll and related liabilities	—	3,157	(365)	—	—	2,792
Increase (decrease) in accrued interest	—	3,395	10	—	—	3,405
Decrease in prepaid income taxes	—	2,782	—	—	—	2,782
Increase in income taxes payable	—	2,035	—	—	—	2,035
Increase in deferred income taxes asset	—	(2,318)	—	—	—	(2,318)
Increase in deferred income taxes liability	—	7,687	—	—	—	7,687
Increase in intercompany payable/(receivable)	(3,392)	56,117	(46,548)	(6,177)	—	—

Net cash provided by (used in) operating activities	(449)	56,807	4,675	(195)	—	60,838

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS - (Continued)
For the Nine Months Ended September 30, 2002
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(17,845)	$—	$—	$—	$(17,845)
Property and equipment additions, net	—	(7,475)	(5,930)	—	—	(13,405)
Proceeds from sale of assets	—	1,391	—	—	—	1,391
Other	424	447	(288)	—	—	583

Net cash provided by (used in) investing activities	424	(23,482)	(6,218)	—	—	(29,276)

Cash flows from financing activities:
Repayment of long-term obligations	—	(145,978)	—	—	—	(145,978)
Proceeds from the issuance of long-term debt	—	143,061	—	—	—	143,061
Payment of deferred financing and recapitalization costs	—	(3,415)	—	—	—	(3,415)
Proceeds from issuance of common stock under stock option plans	25	—	—	—	—	25

Net cash provided by (used in) financing activities	25	(6,332)	—	—	—	(6,307)

Increase (decrease) in cash and cash equivalents	—	26,993	(1,543)	(195)	—	25,255
Cash and cash equivalents at beginning of period	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of period	$—	$30,460	$1,717	$181	$—	$32,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 10, 2003, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission after November 10, 2003 at our website at www.investor.vcaantech.com or at the Securities and Exchange Commission’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

          Our company was formed in 1986 by Robert Antin, Arthur Antin and Neil Tauber, who have served since our inception as our Chief Executive Officer, Chief Operating Officer and Senior Vice President of Development, respectively. During the 1990s, we established a premier position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. At September 30, 2003, our laboratory network consisted of 23 laboratories serving all 50 states and our animal hospital network consisted of 241 animal hospitals in 34 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 15 to 25 animal hospitals per year, depending upon the attractiveness of candidates and the strategic fit with our existing operations.

          The following table summarizes our growth in facilities for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Laboratories:
Beginning of period	23	18	19	16
Acquisitions and new facilities	1	1	7	3
Relocated into other labs operated by us	(1)	—	(3)	—

End of period	23	19	23	19

Animal hospitals:
Beginning of period	238	220	229	214
Acquisitions	3	7	19	18
Relocated into other hospitals operated by us	—	(2)	(5)	(7)
Sold or closed	—	—	(2)	—

End of period	241	225	241	225

Owned at end of period	177	167	177	167
Managed at end of period	64	58	64	58

Basis of Reporting

     General

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed, consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. We report our operations in three segments: laboratory, animal hospital and corporate. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to changes in future conditions.

     Revenue Recognition

          We recognize revenue only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

          We report our revenue net of discounts.

     Laboratory Revenue

          Laboratory revenue is presented net of discounts. Some discounts, such as those given to clients for prompt payment, are given to clients in periods subsequent to the period the revenue was recognized. These discounts are estimated and deducted from revenue in the period the related revenue was recognized. These estimates are based upon historical experience. Errors in these estimates would not have a material effect on our financial statements.

          Laboratory internal revenue growth for the three and nine months ended September 30, 2003 was calculated using laboratory revenue as reported, adjusted to exclude both revenue for the newly acquired laboratories that we did not own for the entire period presented and the impact resulting from differences in the number of billing days in comparable periods.

          A portion of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of the business segments, all intercompany revenue is accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany revenue is eliminated as part of our consolidation.

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

          However, we believe that investors’ understanding of the performance of our animal hospitals is enhanced by disclosing combined animal hospital adjusted revenue and animal hospital adjusted same-facility revenue, both of which include the revenue of the animal hospitals that we manage and exclude the management fees charged to those same animal hospitals. Management uses these non-GAAP financial measures to aid in its understanding of how all animal hospitals owned and managed are performing as a group.

          There is a material limitation associated with the use of these non-GAAP financial measures, as they do not reflect the consolidated results for animal hospitals owned and managed as reported in our consolidated financials statements. To compensate for this limitation, we ensure that our disclosures provide a complete understanding of all adjustments found in non-GAAP financial measures, and we provide a reconciliation between GAAP financial measures and non-GAAP financial measures in “Results of Operations.”

          Same-facility revenue growth based on GAAP and adjusted same-facility revenue growth include revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition.

     Other Revenue

          In 2002, we earned consulting fees under an agreement with Heinz Pet Products related to the marketing of its proprietary pet food. This agreement expired in September 2002.

     Direct Costs

          Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, specialists, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs. Animal hospital direct costs are comprised of all costs of services and products at the animal hospitals, including salaries of veterinarians, technicians and all other animal hospital-based personnel employed by the animal hospitals we own, facilities rent, occupancy costs, supply costs, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies. Direct costs do not include salaries of veterinarians, technicians and certain other animal hospital-based personnel employed by the animal hospitals we manage. As a result, our direct costs are lower as a percentage of revenue than if we had consolidated the operating results of the animal hospitals we manage into our operating results.

          However, we believe that the investors’ understanding of our performance is enhanced by disclosing the combined direct costs of animal hospitals owned and managed for the entire periods presented. Management uses this non-GAAP financial measure to aid in its understanding of how all animal hospitals owned and managed are performing as a group.

          There is a material limitation associated with the use of this non-GAAP financial measure, as it does not reflect the consolidated results for animal hospitals owned and managed as reported in our consolidated financial statements. To compensate for this limitation, we ensure that our disclosures provide a complete understanding of all adjustments found in non-GAAP financial measures, and we provide a reconciliation between GAAP financial measures and non-GAAP financial measures in “Results of Operations.”

     Selling, General and Administrative Expense

          Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of salary-related sales, administrative, accounting personnel, selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management, certain administrative and accounting personnel, recruiting and certain marketing expense. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, rent, accounting, finance, legal and other professional expense, and occupancy costs.

     Software Development Costs

          We frequently research, develop and implement new software to be used internally, and we enhance our existing internal software. We develop the software using our own employees and outside consultants. Costs associated with the development of new software are expensed as incurred, particularly in the preliminary planning stages and the post-implementation and training stages. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software, generally three to five years. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality.

Critical Accounting Policies and Significant Estimates

          Management is required to make critical accounting estimates that directly impact our consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; and (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. Management bases its assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. Management has discussed with our audit committee the critical accounting policies for our company, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein. Management believes the critical accounting policies for our company that are most affected by significant management estimates and judgments are as follows:

     Workers’ Compensation Expense

          Workers’ compensation expense is the cost to insure our company against losses related to injuries incurred by our employees in the normal course of their duties. Our workers’ compensation insurance policies are self-insurance retention programs, which means that we bear the significant portion of the financial risk associated with claims losses, while the insurance company bears only the financial risk of large individual losses and large aggregate losses.

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

          Our insurance carrier required us to pre-fund claims losses at a loss pick of 1.59% for the policy year ended September 30, 2003 and gave us a maximum loss pick of 2.55%, above which the carrier is responsible for paying all claims. For the policy year ended September 30, 2002, we were required to pre-fund claims losses at a loss pick of 1.54% and have a maximum loss pick of 2.49%. The ranges set forth by the insurance carrier reflect the most probable potentials for our workers’ compensation claims losses. The increase in the insurance carriers’ range reflects the trend over the last several years toward increasing workers’ compensation costs. Based on these ranges and the factors described above, we used a loss pick of 2.10% for the policy year ended September 30, 2003 and 2.04% for the policy year ended September 30, 2002. The increase in our loss pick reflects an increase in our claims loss trend during the past year.

          The following table reflects the ranges for the loss picks and the loss picks used by us in the estimate of our workers’ compensation costs (in thousands):

			Probable Expense Range
	Estimated	Expense
	Payroll	Recorded	Low-end	High-end

Policy year ending September 30, 2003:
Loss pick percentage		2.10%	1.59%	2.55%

Calculated loss pick in dollars	$185,907	$3,904	$2,931	$4,741
Premiums and other fees		1,618	1,578	1,652

Total workers’ compensation expense		$5,522	$4,509	$6,393

Policy year ended September 30, 2002:
Loss pick percentage		2.04%	1.54%	2.49%

Calculated loss pick in dollars	$169,022	$3,441	$2,603	$4,208
Premiums and other fees		1,387	1,353	1,419

Total workers’ compensation expense		$4,828	$3,956	$5,627

          We recognize workers’ compensation expense in direct costs and selling, general and administrative expense of our segments, based on their respective payroll cost and the loss pick percentage discussed and shown above. The difference between the minimum amount of claims losses pre-funded to the insurance carrier and the amount expensed is accrued and included in other liabilities. If our estimates prove to be incorrect as the losses develop over several years, we will either have to pay additional claims losses or will receive a refund from our insurance carrier. This could result in a need for us to recognize additional expense or have expense reduced in future periods within the range shown above.

     Impairment of Goodwill

          Our goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net assets acquired. The total amount of our net goodwill at September 30, 2003 was $370.0 million, consisting of $94.6 million for our laboratory operating segment and $275.4 million for our animal hospital operating segment.

          Annually we estimate the fair market value of our laboratory and animal hospital operating segments and compare that estimated fair market value against the net book value of those operating segments, as reflected in our financial statements, to determine if our goodwill is fairly stated or if its value is impaired. At December 31, 2002, we estimated the fair value of each of our operating segments and determined that the estimated fair value of each exceeded their respective net book value, resulting in a conclusion that our goodwill was fairly stated. For the period from December 31, 2002 through the date of this filing, there have been no significant changes in the operating environment of our operating segments or in the other variables used in our estimates of fair value that would cause us to believe that the fair value of our operating segments might have materially changed since our evaluation at December 31, 2002. We will review our goodwill for impairment again at December 31, 2003 or upon material changes in our operating environment. We do not anticipate that there will be significant changes in our operations or operating environments in the near future.

     Legal Settlements

          We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings and our insurance policy coverage for such matters, we have accrued $1.9 million as of September 30, 2003 for legal settlements as part of other accrued liabilities. We believe that our present insurance coverage and reserves are sufficient to cover currently known claims, but we cannot assure you that we will not incur liabilities in excess of recorded reserves.

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

     Income Taxes

          We make estimates in recording our provision for income taxes, including our determination of deferred income tax assets, deferred income tax liabilities and any valuation allowance against a deferred income tax asset.

          We operate in multiple states with varying tax laws. Our Federal income tax returns have been examined by the Internal Revenue Service through our fiscal year 1998 without an adjustment to our financial statements.

Results of Operations

          The following table sets forth components of our income statements data expressed as a percentage of revenue for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Laboratory	34.9%	33.6%	35.4%	34.7%
Animal hospital	67.1	68.0	66.6	66.9
Other	—	0.4	—	0.4
Intercompany	(2.0)	(2.0)	(2.0)	(2.0)

Total revenue	100.0	100.0	100.0	100.0
Direct costs (excluding operating depreciation)	66.7	67.1	66.9	67.3
Selling, general and administrative	6.7	7.6	7.2	7.7
Depreciation and amortization	2.8	2.6	2.7	2.7
Write-down of assets	0.3	—	0.1	—

Operating income	23.5	22.7	23.1	22.3
Interest expense, net	4.8	8.9	5.2	9.1
Debt retirement costs	1.3	2.9	2.4	1.0
Other (income) expense	—	—	0.1	(0.1)
Minority interest in income of subsidiairies	0.3	0.4	0.3	0.4
Provision for income taxes	7.0	4.4	6.2	5.0

Net income	10.1%	6.1%	8.9%	6.9%

          The following is a summary of the components of operating income by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended September 30, 2003
Revenue	$46,429	$89,079	$—	$(2,605)	$132,903
Direct costs (excluding operating depreciation)	25,870	65,445	—	(2,605)	88,710
Selling, general and administrative	2,826	2,492	3,613	—	8,931
Depreciation and amortization	823	2,387	369	—	3,579
Write-down and loss on sale of assets	39	403	—	—	442

Operating income (loss)	$16,871	$18,352	$(3,982)	$—	$31,241

Operating margin	36.3%	20.6%	(3.0)%		23.5%

Three Months Ended September 30, 2002
Revenue	$38,650	$78,118	$500	$(2,296)	$114,972
Direct costs (excluding operating depreciation)	21,849	57,604	—	(2,296)	77,157
Selling, general and administrative	2,563	2,359	3,810	—	8,732
Depreciation and amortization	715	1,961	352	—	3,028
Loss (gain) on sale of assets	24	9	(113)	—	(80)

Operating income (loss)	$13,499	$16,185	$(3,549)	$—	$26,135

Operating margin	34.9%	20.7%	(3.1)%		22.7%

Nine Months Ended September 30, 2003
Revenue	$134,818	$254,231	$—	$(7,783)	$381,266
Direct costs (excluding operating depreciation)	74,142	188,606	—	(7,783)	254,965
Selling, general and administrative	8,330	7,514	11,540	—	27,384
Depreciation and amortization	2,376	7,168	1,109	—	10,653
Write-down and loss (gain) on sale of assets	58	225	(1)	—	282

Operating income (loss)	$49,912	$50,718	$(12,648)	$—	$87,982

Operating margin	37.0%	19.9%	(3.3)%		23.1%

Nine Months Ended September 30, 2002
Revenue	$116,911	$225,383	$1,500	$(6,902)	$336,892
Direct costs (excluding operating depreciation)	65,545	168,106	—	(6,902)	226,749
Selling, general and administrative	7,632	7,351	10,910	—	25,893
Depreciation and amortization	2,138	6,166	1,026	—	9,330
Loss (gain) on sale of assets	24	9	(113)	—	(80)

Operating income (loss)	$41,572	$43,751	$(10,323)	$—	$75,000

Operating margin	35.6%	19.4%	(3.1)%		22.3%

     Revenue

          The following table summarizes our revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Laboratory	$46,429	$38,650	20.1%	$134,818	$116,911	15.3%
Animal hospital	89,079	78,118	14.0%	254,231	225,383	12.8%
Other	—	500		—	1,500
Intercompany	(2,605)	(2,296)		(7,783)	(6,902)

Total revenue	$132,903	$114,972	15.6%	$381,266	$336,892	13.2%

          Laboratory Revenue

          Laboratory revenue increased $7.8 million for the three months ended September 30, 2003 and increased $17.9 million for the nine months ended September 30, 2003 compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Laboratory Revenue:
Internal growth:
Number of requisitions	1,929	1,799	7.2%	5,956	5,664	5.2%
Average revenue per requisition (1)	$22.51	$21.48	4.8%	$22.00	$20.64	6.6%

Total internal revenue (2)	$43,422	$38,650	12.3%	$131,024	$116,911	12.1%
Billing day adjustment	571	—		—	—
Acquired revenue	2,436	—		3,794	—

Total	$46,429	$38,650	20.1%	$134,818	$116,911	15.3%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Numbers may not calculate exactly due to rounding.

          Laboratory revenue and requisitions generated from internal growth, as set forth in the above table, have been adjusted to exclude revenue and requisitions for newly acquired laboratories (those laboratories that we did not own for the entire periods presented) and have been adjusted for differences in the number of billing days in comparable periods.

          The increase in requisitions from internal growth during the three and nine months ended September 30, 2003 is the result of a trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis and treatment of diseases due to the increasing awareness and availability of diagnostic testing. In addition, our marketing programs include comprehensive education to our veterinarian clients, which have contributed to the growth in our revenue in both volume and breadth of tests performed.

          The increase in the average revenue per requisition during the three and nine months ended September 30, 2003 is attributable to our sales and marketing efforts of our pet health and wellness programs, which have contributed to an increase in the number of tests performed per requisition, as well as a change in the mix of tests to include more comprehensive and expensive tests. Also contributing to our increase in average revenue per requisition are price increases. The prices of most tests were increased 3% to 5% in February 2003.

          As the result of acquiring eight laboratory facilities between November 2002 and September 2003, we generated an additional $2.4 million of revenue (referred to in the above table as “acquired revenue”) during the three months ended September 30, 2003 and $3.8 million of revenue during the nine months ended September 30, 2003 compared to the same periods in the prior year.

          The billing day adjustment, referred to in the above table, reflects the impact of one additional billing day for the three months ended September 30, 2003 compared to the same period in the prior year.

     Animal Hospital Revenue

          The following table reconciles our animal hospital revenue, as reported under GAAP, to the combined revenue of animal hospitals that we owned and managed, referred to as combined animal hospital revenue, as if we had consolidated the operating results of the animal hospitals we managed into our operating results (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Animal Hospital Revenue:
As reported	$89,079	$78,118	14.0%	$254,231	$225,383	12.8%
Less: Management fees (1)	(13,027)	(11,520)		(37,627)	(33,713)
Add: Revenue of animal hospitals managed	24,008	21,246		68,585	61,501

Combined animal hospital (2)	$100,060	$87,844	13.9%	$285,189	$253,171	12.6%

(1)	Paid to us by veterinary medical groups.

(2)	Represents the combined animal hospital revenue of hospitals owned and managed.

          The combined animal hospital revenue increased $12.2 million for the three months ended September 30, 2003 and increased $32.0 million for the nine months ended September 30, 2003 compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except average price per order):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Animal Hospital Revenue:
Adjusted same-facility:
Orders (1)	851	865	(1.6)%	2,413	2,456	(1.8)%
Average price per order (2)	$106.56	$100.31	6.2%	$106.40	$100.95	5.4%

Adjusted same-facility revenue (1) (3)	$90,680	$86,764	4.5%	$256,746	$247,939	3.6%
Net acquired revenue (1)	9,380	1,080		28,443	5,232

Combined animal hospital (4)	$100,060	$87,844	13.9%	$285,189	$253,171	12.6%

(1)	Adjusted same-facility revenue, orders and net acquired revenue are non-GAAP measures of combined animal hospitals owned and managed. These non-GAAP measures are reconciled to the GAAP measures in tables below.

(2)	Computed by dividing adjusted same-facility revenue by adjusted same-facility orders.

(3)	Numbers may not calculate exactly due to rounding.

(4)	Represents the combined animal hospital revenue of hospitals owned and managed.

          Our animal hospital segment has placed a greater emphasis on providing high-quality veterinary care and comprehensive wellness programs, which has contributed to the increase in the average price per order and the increase in adjusted same-facility revenue for the three and nine months ended September 30, 2003. The decrease in the number of orders for the three and nine months ended September 30, 2003 is partly attributable to a decrease in the number of orders for sales of vaccinations, flea and tick products and boarding. Sales of flea and tick products have decreased as a result of changes in the channels of distribution for these products.

          Net acquired revenue for the three months ended September 30, 2003 and 2002 represents revenue from hospitals acquired, sold or closed on or subsequent to July 1, 2002. Net acquired revenue for the nine months ended September 30, 2003 and 2002 represents revenue from hospitals acquired, sold or closed on or subsequent to January 1, 2002.

     Reconciliation Between Non-GAAP and GAAP Measures

          In the above tables, we use non-GAAP measures to reflect the combined performance of animal hospitals owned and managed. The tables below reconcile those non-GAAP measures to their comparable GAAP measures (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Animal Hospital Revenue:
Adjusted same-facility revenue (1)	$90,680	$86,764	4.5%	$256,746	$247,939	3.6%
Same-facility revenue of animal hospitals managed	(21,517)	(21,036)		(60,318)	(59,728)

Same-facility revenue of animal hospitals owned	69,163	65,728		196,428	188,211
Same-facility management fees (2)	11,633	11,423		32,990	32,752

Same-facility revenue	$80,796	$77,151	4.7%	$229,418	$220,963	3.8%

(1)	Adjusted same-facility revenue is a non-GAAP measure of combined animal hospitals owned and managed.

(2)	Paid to us by veterinary medical groups.

          The following table reconciles the non-GAAP measure of orders for combined animal hospitals owned and managed to the GAAP measure of orders for animal hospitals owned (in thousands, except average price per order):

	Three Months Ended September 30,

	2003	2002	% Change

Same-facility:
Orders for combined animal hospitals owned and managed	851	865
Orders for animal hospitals managed	(213)	(219)

Orders for animal hospitals owned	638	646	(1.2)%
Average price per order for animal hospitals owned (1)	$108.41	$101.75	6.5%

Same-facility revenue for animal hospitals owned (2)	$69,163	$65,728	5.2%
Same-facility management fees	11,633	11,423
Acquired revenue and management fees from acquired managed practices	8,283	967

Animal hospital revenue as reported	$89,079	$78,118

	Nine Months Ended September 30,

	2003	2002	% Change

Same-facility:
Orders for combined animal hospitals owned and managed	2,413	2,456
Orders for animal hospitals managed	(589)	(614)

Orders for animal hospitals owned	1,824	1,842	(1.0)%
Average price per order for animal hospitals owned (1)	$107.69	$102.18	5.4%

Same-facility revenue for animal hospitals owned (2)	$196,428	$188,211	4.4%
Same-facility management fees	32,990	32,752
Acquired revenue and management fees from acquired managed practices	24,813	4,420

Animal hospital revenue as reported	$254,231	$225,383

(1)	Computed by dividing same-facility revenue for animal hospitals owned by same-facility orders for animal hospitals owned.

(2)	Numbers may not calculate exactly due to rounding.

          The following table reconciles the non-GAAP measure of acquired revenue for combined animal hospitals owned and managed to the GAAP measure of acquired revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Acquired revenue for combined animal hospitals owned and managed	$9,380	$1,080	$28,443	$5,232
Less: acquired revenue for animal hospitals managed	(2,491)	(210)	(8,267)	(1,773)

Acquired revenue for animal hospitals owned	6,889	870	20,176	3,459
Management fees from acquired managed practices	1,394	97	4,637	961

Acquired revenue and management fees from acquired managed practices	$8,283	$967	$24,813	$4,420

     Other Revenue

          Other revenue consists of fees earned from a marketing consulting agreement with Heinz Pet Products, which paid a monthly fee of approximately $167,000 commencing October 1, 2000 through September 30, 2002. For the three and nine months ended September 30, 2002, we recognized revenue of $500,000 and $1.5 million, respectively, related to this agreement. There were no consulting agreements effective in 2003.

     Direct Costs

          The following table summarizes our direct costs (excluding operating depreciation) as a percentage of applicable revenue (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,

	2003		2002			2003		2002

		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$25,870	55.7%	$21,849	56.5%	18.4%	$74,142	55.0%	$65,545	56.1%	13.1%
Animal hospital	65,445	73.5%	57,604	73.7%	13.6%	188,606	74.2%	168,106	74.6%	12.2%
Intercompany	(2,605)		(2,296)			(7,783)		(6,902)

Total direct costs	$88,710	66.7%	$77,157	67.1%	15.0%	$254,965	66.9%	$226,749	67.3%	12.4%

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

     Animal Hospital Direct Costs

          The following table summarizes our animal hospital direct costs as reported and the combined direct costs of animal hospitals that we owned and managed, referred to as combined animal hospital direct costs, had we consolidated the operating results of the animal hospitals we manage into our operating results (in thousands):

	Three Months Ended September 30,

	2003		2002

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal Hospital Direct Costs:
As reported	$65,445	73.5%	$57,604	73.7%	13.6%
Add: Direct costs of animal hospitals managed	24,008		21,246
Less: Management fees (1)	(13,027)		(11,520)

Combined animal hospital (2)	$76,426	76.4%	$67,330	76.6%	13.5%

	Nine Months Ended September 30,

	2003		2002

		% of		% of
	$	Revenue	$	Revenue	% Change

Animal Hospital Direct Costs:
As reported	$188,606	74.2%	$168,106	74.6%	12.2%
Add: Direct costs of animal hospitals managed	68,585		61,501
Less: Management fees (1)	(37,627)		(33,713)

Combined animal hospital (2)	$219,564	77.0%	$195,894	77.4%	12.1%

(1)	Charged by us to veterinary medical groups.

(2)	Represents the combined animal hospital direct costs of hospitals owned and managed.

          The decrease in combined animal hospital direct costs as a percentage of applicable revenue was attributable to the increase in the combined animal hospital revenue together with operating leverage associated with the animal hospital business, as many of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

     Selling, General and Administrative Expense

          The following table summarizes our selling, general and administrative expense, or SG&A, as a percentage of applicable revenue (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,

	2003		2002			2003		2002

		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$2,826	6.1%	$2,563	6.6%	10.3%	$8,330	6.2%	$7,632	6.5%	9.1%
Animal hospital	2,492	2.8%	2,359	3.0%	5.6%	7,514	3.0%	7,351	3.3%	2.2%
Corporate	3,613	2.7%	3,810	3.3%	(5.2)%	11,540	3.0%	10,910	3.2%	5.8%

Total SG&A	$8,931	6.7%	$8,732	7.6%	2.3%	$27,384	7.2%	$25,893	7.7%	5.8%

     Laboratory SG&A

          The decrease in laboratory SG&A as a percentage of laboratory revenue during the three and nine months ended September 30, 2003 as compared to the same periods in the prior year was primarily attributable to an increase in laboratory revenue combined with operating leverage associated with our laboratory business. The decrease in laboratory SG&A as a percentage of laboratory revenue during the nine months ended September 30, 2003 as compared to the same period in the prior year was also attributable to a $300,000 decrease in legal settlements and costs due to a specific litigative matter that occurred only in 2002.

     Animal Hospital SG&A

          The decrease in animal hospital SG&A as a percentage of animal hospital revenue during the three and nine months ended September 30, 2003 as compared to the same periods in the prior year was primarily attributable to an increase in animal hospital revenue combined with operating leverage associated with our animal hospital business.

     Corporate SG&A

          The decrease in corporate SG&A as a percentage of total revenue for the three months ended September 30, 2003 as compared to the same period in the prior year was primarily attributable to a $145,000 decrease in general legal settlements and costs. The decrease in corporate SG&A as a percentage of total revenue for the nine months ended September 30, 2003 as compared to the same period in the prior year was primarily attributable to a decrease in accounting fees. Corporate SG&A for the nine months ended September 30, 2002 included additional accounting fees of $300,000 incurred for the reaudit of prior year financial statements in connection with changing our independent auditors from Arthur Andersen LLP to KPMG LLP.

     Depreciation and Amortization

          Depreciation and amortization expense increased $551,000, or 18.2%, for the three months ended September 30, 2003 and increased $1.3 million, or 14.2%, for the nine months ended September 30, 2003 compared to the same periods in the prior year. The increase in depreciation and amortization was due to the purchase of property and equipment and the addition of non-competition agreements executed in connection with the acquisition of animal hospitals and laboratories.

     Write-down of Assets

          During the three and nine months ended September 30, 2003, we determined that the value of one of our parcels of real estate was impaired and recorded an impairment charge of $392,000.

     Loss (Gain) on Sale of Assets

          During the three and nine months ended September 30, 2003, we sold assets no longer needed in our operations for a loss of $50,000 and a gain of $110,000, respectively. The sales transactions consisted of real estate, one animal hospital practice and other fixed assets.

     Interest Expense, Net

          Interest expense, net of interest income decreased $3.8 million, or 37.7%, for the three months ended September 30, 2003 and decreased $10.8 million, or 35.3%, for the nine months ended September 30, 2003 compared to the same periods in the prior year. The change in net interest expense was attributable to a decrease in the average debt balances outstanding and a decrease in the weighted average interest rate.

     Debt Retirement Costs

          On August 19, 2003, we refinanced our senior credit facility retiring $166.4 million principal balance outstanding under our senior term C notes with $20.0 million of cash on-hand and $146.4 million received from the issuance of new senior term D notes, with an interest rate margin of 2.5% compared to 3.0% for the senior term C notes. In conjunction with that transaction, we recorded debt retirement costs of $1.7 million.

          On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with net proceeds from the sale of our common stock during our secondary offering. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million.

          All debt retirement costs have been reported as a component of continuing operations in our Condensed, Consolidated Income Statements.

     Other (Income) Expense

          Other income was $129,000 for the three months ended September 30, 2003 and other expense was $129,000 for the nine months ended September 30, 2003, representing non-cash gains and losses on our interest rate swap agreements. Other income was $5,000 and $159,000 for the three and nine months ended September 30, 2003, respectively, representing non-cash gains on our interest rate collar agreement.

     Minority Interest in Income of Subsidiaries

          Minority interest in income of the consolidated subsidiaries was $456,000 and $430,000 for the three months ended September 30, 2003 and 2002, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. Minority interest in income of subsidiaries represents our partners’ proportionate share of net income generated by those subsidiaries that we do not wholly own.

     Provision for Income Taxes

          Our effective income tax rate for each period can vary from the statutory rate primarily due to the non-deductibility for income tax purposes of certain items. During the three and nine months ended September 30, 2003, our effective income tax rate varied from the statutory rate primarily due to the non-deductibility of the amortization of a portion of intangible assets.

Liquidity and Capital Resources

     Discussion of the Nine Months Ended September 30, 2003

          Our cash and cash equivalents increased to $18.4 million at September 30, 2003 compared to $6.5 million at December 31, 2002. The increase resulted from $67.7 million provided by operating activities offset by $38.0 million used in investing activities and $17.7 million used in financing activities.

          Net cash provided by operating activities increased to $67.7 million during the nine months ended September 30, 2003 compared to $60.8 million during the nine months ended September 30, 2002. This increase was primarily attributable to an increase in operating income and a $4.0 million decrease in interest paid, offset by a $6.5 million increase in income taxes paid and changes in working capital.

          We used net cash of $38.0 million from investing activities during the nine months ended September 30, 2003 in which we:

•	paid $27.0 million related to the acquisition of 19 animal hospitals and four laboratory companies and the settlement of certain obligations incurred or agreed to on the date of acquisition;

•	paid $244,000 to purchase the ownership interest held by two of our animal hospital partners;

•	paid $589,000 for real estate acquired in connection with acquisitions;

•	paid $11.0 million in property and equipment additions; and

•	received $810,000 from the sale of assets and other activities.

          We used net cash of $17.7 million from financing activities during the nine months ended September 30, 2003 in which we:

•	received $54.3 million in net proceeds from the issuance of 3.8 million shares of our common stock;

•	paid $41.8 million to voluntarily redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount;

•	paid $166.4 million to retire the entire principal amount of our senior term C notes by using $20.0 million of cash on-hand and $146.4 million received from the issuance of new senior term D notes;

•	paid $1.7 million for scheduled maturities of debt obligations;

•	paid $7.5 million to repay the entire outstanding balance of our revolving credit facility; and

•	paid $1.0 million of financing costs.

     Future Cash Requirements

          We expect to fund our liquidity needs primarily from operating cash flows, cash on hand and, if needed, borrowings under our $50.0 million revolving credit facility. At September 30, 2003, we had no borrowings outstanding under our revolving credit facility. We believe these sources of funds will be sufficient to continue our operations and planned capital expenditures and to satisfy our scheduled principal and interest payments under debt obligations for at least the next 12 months. However, a significant portion of our cash requirements will be determined by the pace and size of our acquisitions.

          Estimated future uses of cash for the remainder of 2003 include capital expenditures for land, buildings and equipment of approximately $5.0 million. In addition, we intend to use available liquidity to continue our growth through the selective acquisition of animal hospitals, primarily for cash. From October 1, 2003 through November 10, 2003, we acquired two animal hospitals using cash of approximately $2.5 million. We do not anticipate purchasing additional animal hospital or laboratory facilities during the remainder of 2003 because we have achieved our acquisition goals for the current year. Our acquisition program contemplates the acquisition of 15 to 25 animal hospitals per year and a planned cash commitment of up to $30.0 million. However, we may purchase either a fewer or greater number of animal hospital facilities and we may purchase laboratory facilities during any year depending upon opportunities that present themselves and our cash requirements may change accordingly. Although we intend to primarily use cash in our acquisitions, we may use debt or stock to the extent we deem it appropriate and to the extent we do not violate certain covenants in our senior credit facility.

          In addition to the foregoing, we will use approximately $733,000 of cash for the remainder of 2003 to pay the mandatory principal payments due on our outstanding indebtedness. In addition, we may elect to prepay certain debt obligations.

     Description of Indebtedness

          Credit and Guaranty Agreement. On September 20, 2000, we entered into a credit and guaranty agreement, which included senior term notes and a $50.0 million revolving credit facility. On August 19, 2003, we refinanced our credit and guaranty agreement retiring $166.4 million principal balance outstanding under our senior term C notes with $20.0 million of cash on-hand and $146.4 million received from the issuance of new senior term D notes, with an interest rate margin of 2.5% compared to 3.0% for the senior term C notes. At September 30, 2003, we had $146.1 million principal amount outstanding under our senior term D notes and no borrowings outstanding under our revolving credit facility.

          Borrowings under the credit and guaranty agreement bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal funds rate plus 0.5% plus a base rate margin, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities” plus a eurodollar rate margin. The base rate margins for the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the senior term D notes is 1.50%. The eurodollar rate margins for the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the senior term D notes is 2.50%. The senior term D notes mature in September 2008 and the revolving credit facility matures in September 2006.

          The credit and guaranty agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the credit and guaranty agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. We currently believe the most restrictive covenant is the fixed-charge coverage ratio. Our credit agreement defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma EBITDA, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures and provision for income taxes. At September 30, 2003, we had a fixed charge coverage ratio of 1.53 to 1.00, exceeding the required ratio of 1.10 to 1.00.

          9.875% Senior Subordinated Notes. On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At September 30, 2003, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

          Other Debt. We had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $1.9 million at September 30, 2003.

     Future Cash Obligations for Long-Term Debt, Interest and Leases

          The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the periods indicated (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year (1)	1 - 3 years	3 - 5 years	5 years

Long-term debt	$317,624	$647	$3,831	$90,020	$223,126
Fixed interest	110,589	8,525	34,520	33,945	33,599
Variable interest	42,298	2,228	19,492	18,454	2,124
Capital lease obligations	333	86	246	1	—
Operating leases	246,387	4,709	30,323	30,031	181,324
Swap agreements	(2,426)	(337)	(2,089)	—	—

	$714,805	$15,858	$86,323	$172,451	$440,173

          (1) Consists of the period October 1 through December 31, 2003.

          We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 2.5%. Including the fixed 2.5%, we estimate that the total interest rate on our variable-rate debt will be 6.1%, 6.5%, 7.0%, 7.5%, 8.0% and 8.0% for years 2003 through 2008, respectively.

Our consolidated financial statements included in our 2002 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

     Interest Rate Hedging Agreements

          We entered into certain no-fee swap agreements, whereby we pay to the counter party amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counter party based on LIBOR, London interbank offer rates, and the same set notioanl principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs

          Swap # 2 and Swap #3 qualify for hedge accounting and we consider them to be cash flow hedging instruments. Prior to May 2003, Swap #1 was also considered to be a cash-flow hedging instrument. At that time, we determined that Swap #1 was no longer an effective tool for mitigating interest rate risk within an acceptable degree of variance because the projected LIBOR rates at May 2003 for the remaining term of the contract, June 2003 through November 2004, were materially different from the LIBOR projections made at the inception of the contract for this same time period. This difference in LIBOR projections was a result of changes in the interest rate environment which occurred from November 2002 through May 2003. As a result of this determination, Swap #1 no longer qualifies for hedge accounting and all changes in its market value are recognized as income or expense in the period of change.

          At September 30, 2003, the fair market values of our swap agreements resulted in a net liability to us of $524,000, which is included in other accrued liabilities. For the three and nine months ended September 30, 2003, we made payments of $165,000 and $352,000, respectively, as a result of LIBOR being below the fixed interest rates. These payments are included in interest expense.

          We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies will be or their possible impact.

New Accounting Pronouncements

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

          In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We currently have a $2.3 million obligation to be settled in either cash or common stock that is classified as a liability. In addition, we have certain partnerships in non-wholly owned subsidiaries whereby we are required under the terms of the respective partnership agreements to purchase the partner’s equity in the partnership in the event of the partner’s death. Under SFAS No. 150, we are required to recognize these obligations as liabilities in our financial statements at fair market value. Currently, we are recognizing these liabilities as a component of minority interest. We do not anticipate that SFAS No. 150 will have a material impact on our future financial statements.

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

     Consolidations of Variable Interest Entities

          In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries, as defined under FIN No. 46, of the activities of the variable interest entities. Companies are required to apply FIN No. 46 immediately for all variable interest entities created after January 31, 2003 and per FASB Staff Position FIN No. 46-6 issued in October 2003, as of the first annual period ending after December 15, 2003 for all other variable interest entities.

          We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of September 30, 2003, we operated in 11 of these states. In these states, we provide management services to veterinary medical groups pursuant to long-term management agreements ranging from 10 to 40 years with non-binding renewal options, where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. We provide administrative and other support services.

          Currently, we do not consolidate the operations of the veterinary medical groups since we have no ownership interests in them. However, we are finalizing our analysis of FIN No. 46 and it is possible that the operations of the veterinary medical groups will be consolidated. If the veterinary medical groups were to be consolidated into our operating results, there would be no effect on operating income and we would not be exposed to additional losses. We would consolidate the revenue and direct costs of the veterinary medical groups but would not recognize the management fees charged to them. See our discussions regarding animal hospital revenue included herein in the Revenue section for full details regarding the veterinary medical groups.

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

          We have guaranteed all liabilities for certain veterinary medical groups for which we provide management services. All of these liabilities have been included in our condensed, consolidated financial statements. We pay these liabilities and recover money spent through the management fee we charge the veterinary medical groups. We do not expect FIN No. 45 to have a material impact on our financial statements in the future.

     Consideration Received from a Vendor

          In November 2002, FASB’s Emerging Issues Task Force, or EITF, reached a consensus regarding two issues raised by EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The EITF concluded that:

•	cash received from a vendor is presumed to be a reduction of the cost of the vendor’s products or services, however that presumption is overcome when the consideration is either a) a payment for assets or services, or b) a reimbursement of specific and identifiable costs incurred on behalf of the vendor in selling the vendor’s products or services, in which case the consideration is a reduction of that cost; and

•	rebates offered to a customer or reseller should be recognized or new agreements entered into on or after January 1, 2003.

          We have adopted EITF Issue No. 02-16 and it has not had, nor do we expect it to have a material impact on our financial statements in the future.

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

          Under SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion, or APB, No. 30. Under APB No. 30, events are considered extraordinary only if they possess a high degree of abnormality and are not likely to recur in the foreseeable future.

          During the nine months ended September 30, 2003, we made two significant changes to our capital structure:

•	in August 2003, we refinanced our senior credit facility voluntarily repaying $20.0 million of senior term C notes and retiring the remaining senior term C notes with senior term D notes, resulting in debt retirement costs of approximately $1.7 million; and

•	in February 2003, we redeemed the remaining principal amount outstanding of our 15.5% senior notes with proceeds from our secondary offering resulting in debt retirement costs of approximately $7.4 million.

          We have concluded that these debt retirement costs do not qualify for extraordinary treatment under APB No. 30 because we have historically changed our capital structure to take advantage of favorable market conditions and it is probable that we will continue to do so in the future. As a result, these costs for all periods presented have been included as a component from recurring operations in the Condensed, Consolidated Income Statements.

          SFAS No. 145 also amends SFAS No. 13, Accounting for Leases. Under SFAS No. 145, if a capital lease is modified such that it becomes an operating lease, a gain or loss must be recognized similar to the accounting used for sale-leaseback transactions as provided in SFAS No. 28 and No. 98. At September 30, 2003, we had capital lease obligations of $333,000; however, we currently have no plans to modify these or any future capital leases, and we do not expect SFAS No. 145 to have a material impact on our financial statements.

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

          Demand for certain products could decline as their product life cycle matures and the products become available in more retail-oriented locations and through internet service providers. This cycle could affect the frequency of veterinary visits and may result in a reduction in revenue. Demand for vaccinations may also be impacted in the future as protocols for vaccinations change. Vaccinations have been recommended by some in the profession to be given less frequently. This may result in fewer visits and potentially less revenue. Vaccine protocols for our company are established by our veterinarians who use their independent professional judgment. Some of our veterinarians have changed their protocols and others may change their protocol in light of recent literature.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

          Since January 1, 1996, we have experienced rapid growth and expansion. Our failure to manage our growth effectively may increase our costs of operations and hinder our ability to execute our business strategy. Our rapid growth has placed, and will continue to place, a significant strain on our management and operational systems and resources. At January 1, 1996, we operated 59 animal hospitals, operated laboratories servicing approximately 9,000 customers in 27 states and had approximately 1,150 full-time equivalent employees. At September 30, 2003, we operated 241 animal hospitals, operated laboratories servicing approximately 14,000 customers in all 50 states and had approximately 4,000 full-time equivalent employees. If our business continues to grow, we will need to improve and enhance our overall financial and managerial controls, reporting systems and procedures, and expand, train and manage our workforce in order to maintain control of expense and achieve desirable economies of scale. We also will need to increase the capacity of our current systems to meet additional demands.

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

          At September 30, 2003, our balance sheet reflected $370.0 million of goodwill, which is a substantial portion of our total assets of $545.8 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. In 2002, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was fairly stated in our financial statements and there are currently no impairment issues. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

          At September 30, 2003, our debt, excluding unamortized discounts, consisted of:

•	$146.1 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$1.9 million in principal amount outstanding under our other debt.

          The following table sets forth the scheduled principal and interest payments that are due on our debt for each of the periods indicated (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 year (1)	1 - 3 years	3 - 5 years	5 years

Long-term debt	$317,624	$647	$3,831	$90,020	$223,126
Fixed interest	110,589	8,525	34,520	33,945	33,599
Variable interest	42,298	2,228	19,492	18,454	2,124
Capital lease obligations	333	86	246	1	—
Swap agreements	(2,426)	(337)	(2,089)	—	—

	$468,418	$11,149	$56,000	$142,420	$258,849

          (1) Consists of the period October 1 through December 31, 2003.

          We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 2.5%. Including the fixed 2.5%, we estimate that the total interest rate on our variable-rate debt will be 6.1%, 6.5%, 7.0%, 7.5%, 8.0% and 8.0% for years 2003 through 2008, respectively. Our consolidated financial statements included in our 2002 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

          We entered into certain no-fee swap agreements, whereby we pay to the counter party amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counter party based on LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005

          Swap #2 and Swap #3 qualify for hedge accounting and we consider them to be cash-flow hedging instruments. Prior to May 2003, Swap #1 was also considered to be a cash-flow hedging instrument. At that time, we determined that Swap #1 was no longer considered a cash-flow hedging instrument because the current rate environment was significantly different than the rate environment in existence at the effective date.

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

          As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of September 30, 2003, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians across the country, particularly in some regional markets in which we operate animal hospitals. During these shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

          The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of September 30, 2003 we operated 64 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Any failure in our information technology systems or disruption in our transportation network (including disruption resulting from terrorist activities) could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt our operations.

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

          Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 22.8% of our outstanding common stock. As a result, these stockholders are able to significantly affect our management, our policies and all matters requiring stockholder approval. The directors supported by these stockholders will be able to significantly affect decisions relating to our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This concentration of ownership may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of September 30, 2003, we had borrowings of $146.1 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into three separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. The third agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $146.1 million to $66.1 million. Accordingly, for the next 12-month period, for every 1.0% increase in the LIBOR rate we will pay an additional $661,000 in interest expense and for every 1.0% decrease in the LIBOR rate we will save $661,000 in interest expense.

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

          We are a party to various legal proceedings that arise in the ordinary course of business. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings and our insurance policy coverage for such matters, we have accrued $1.9 million as of September 30, 2003 for legal settlements as part of other accrued liabilities.

ITEM 2. CHANGES IN SECURITIES

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

(1)	Report on Form 8-K, filed July 23, 2003, reporting under Item 5 updated financial guidance for fiscal year 2003, and under Item 9, earnings for the second quarter of fiscal year 2003.

(2)	Report on Form 8-K, filed August 21, 2003, reporting under Item 5 the Eighth Amendment to the Credit and Guaranty Agreement, and the repayment of Senior Term C notes with $20.0 million of cash on-hand and $146.4 million received from the issuance of Senior Term D notes bearing a lower interest rate.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, November 12, 2003.

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