Form 10-K
period 2003-12-31
VCA ANTECH INC
filed 2004-03-12
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16783

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

At June 30, 2003, there were outstanding 40,632,502 shares of the Common Stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price ($19.76 per share) of the Registrant’s Common Stock on the Nasdaq Stock Market’s National Market, was $601.1 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates;” this assumption is not to be deemed an admission by these persons that they are affiliates of registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as the latest practicable date: common stock, par value $0.001, 40,759,350 shares as of March 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s proxy statement relating to its 2004 annual meeting of stockholders are incorporated by reference in Part III of this annual report.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS
PART II
ITEM 5. MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SIGNATURES
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 14.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

VCA ANTECH, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

General

     We are a leading animal health care services company and operate the largest networks of veterinary diagnostic laboratories and freestanding, full-service animal hospitals in the United States. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. With the only nationwide veterinary laboratory network serving all 50 states, we provide diagnostic testing for an estimated 14,000 clients, which include animal hospitals, large animal practices, universities and other government organizations. Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including routine health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. Our 241 animal hospitals, supported by more than 820 veterinarians, had over 3.5 million patient visits in 2003.

Industry Overview

     The U.S. population of companion animals as of 2001 had reached approximately 214 million, including about 131 million dogs and cats. Industry data show that over $18 billion was spent on animal health care services in 2001, with an annual growth rate of over 10.6% from 1996 through 2001 for spending on dogs, cats and birds. The ownership of pets is widespread, with over 58% of U.S. households owning at least one pet, including companion and other animals. Pet ownership is highest among households with children under 18 and empty-nesters whose pets have become their “children.”

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

   Diagnostic Laboratories

     Laboratory tests are used by veterinarians to diagnose, monitor and treat illnesses and conditions in animals through the detection of substances in urine, tissue, fecal and blood samples and other specimens. As is the case with the physician treating a human patient, laboratory diagnostic testing is becoming a routine diagnostic tool used by the veterinarian.

     Veterinary laboratory tests are performed primarily at freestanding veterinary diagnostic laboratories, universities or animal hospitals using on-site diagnostic equipment. For particular types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories, but this in-house testing requires the animal hospital or veterinarian to purchase or lease the equipment, maintain and calibrate the equipment periodically to avoid testing errors, and employ trained personnel to operate it. Conversely, veterinary diagnostic laboratories can provide a wider range of tests than generally are available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Also, leading veterinary diagnostic laboratories employ highly trained individuals who specialize in the detection and diagnosis of diseases and thus are a valuable resource for the veterinarian.

     Within the outsourcing market, our laboratories specialize in the veterinary market and offer a broad spectrum of standard and customized tests, convenient sample pick-up times, rapid test reporting and access to professional consulting services provided by trained specialists. Providing the customer with this level of service at competitive prices requires high throughput volumes due to the operating leverage associated with the laboratory business. As a result, larger laboratories are likely to have a competitive advantage relative to smaller laboratories.

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

   Animal Hospitals

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

     The U.S. market for veterinary services is highly fragmented with more than 37,000 veterinarians practicing at over 17,000 companion animal hospitals. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are increasingly gravitating toward animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Business Strategy

     Our business strategy is to continue expanding our market leadership in animal health care services through our diagnostic laboratories and animal hospitals. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in each of our business segments positions us to capitalize on favorable growth trends in the animal health care services industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from both laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Animal hospital operations utilize an enterprise-wide management information system. We believe that this common system enables us to more effectively manage the key operating metrics that drive our business. With the aid of this system, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. Although we have substantially completed our laboratory infrastructure, we may make selective strategic laboratory acquisitions. Additionally, the fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 animal hospitals per year with aggregate annual revenues of approximately $25.0 million. In addition, if presented with a favorable opportunity, we may pursue acquisitions of additional animal hospitals or laboratories, including additional chains. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Diagnostic Laboratories

     We operate the only full-service, veterinary diagnostic laboratory network serving all 50 states. In 2003, we performed approximately 22.5 million tests and handled roughly 8.0 million requisitions in our state-of-the-art, automated diagnostic laboratories. Our laboratory network services a diverse customer base of over 14,000 clients, and non-affiliated clients generated approximately 94% of our laboratory revenue in 2003.

   Services

     Our diagnostic spectrum includes over 300 different tests in the area of chemistry, pathology, endocrinology, serology, hematology and microbiology, as well as tests specific to particular diseases. We do not conduct experiments on animals.

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

     Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our 88 specialists to interpret test results, consult on the diagnosis of illnesses and suggest possible treatment alternatives. This resource includes veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. This depth of experience and expertise enables our specialists to suggest additional testing or provide diagnostic advice that assists the veterinarian in developing an appropriate treatment plan.

     Together with our specialist support, we believe the quality of our service further distinguishes our laboratory services. We maintain quality assurance programs to ensure that specimens are collected and transported properly, that tests are performed accurately and that client, patient and test information is reported and billed correctly. Our quality assurance programs include quality control testing of specimens of known concentration or reactivity to ensure accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment, and personnel standards ensuring that only qualified personnel perform testing. In addition, we participate in an independent outside quality assurance certification program. As a result, we believe that our accuracy rate is over 99%.

   Laboratory Network

     We operate 23 diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, which picks up an average of 23,000 to 28,000 requisitions daily through an extensive network of drivers and independent couriers. In 2003, we derived approximately 69% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

     Veterinarian customers located outside the areas covered by our transportation network are serviced using our Test Express service. Users of the Test Express service send patient specimens by Federal Express to our laboratory just outside of Memphis, which permits speedy and cost-efficient testing because of the proximity to Federal Express’ primary sorting facility.

   Sales, Marketing and Client Service

     We employ over 50 full-time sales and field service representatives who market laboratory services and maintain relationships with existing customers. The sales force is commission-based and organized along geographic regions. We support our sales efforts by strengthening our industry-leading team of specialists, developing marketing literature, attending trade shows, participating in trade associations and providing educational services to veterinarians. In addition, we employ over 85 client service representatives who respond to customer inquiries, provide test results and, when appropriate, introduce the customer to other services offered by the laboratory.

   Personnel

     We employ a staff of approximately 1,150 full-time-equivalent employees in our laboratory network. We employ some of our specialists and enter into consulting arrangements with others. We employ a manager at each of our laboratories and supervisors for each department within our primary hubs and secondary laboratories. We employ a small corporate staff to provide centralized administrative services to all our laboratories.

Animal Hospitals

     At December 31, 2003, we operated 241 animal hospitals in 34 states that were supported by over 820 veterinarians. Our nationwide network of freestanding, full-service animal hospitals has facilities located in the following states:

California	48	Ohio*	5
New York*	21	Delaware	4
Florida	18	New Mexico	4
Illinois	17	Connecticut	3
Texas*	12	Minnesota*	3
Michigan	11	Washington*	3
Pennsylvania	11	Hawaii	2
New Jersey*	10	Missouri	2
Maryland	8	Nebraska*	2
Indiana	8	Wisconsin	2
Massachusetts	7	Alabama*	1
Colorado	6	Georgia	1
North Carolina*	6	Louisiana*	1
Virginia	6	South Carolina	1
Alaska	5	Utah	1
Arizona	5	Vermont	1
Nevada	5	West Virginia*	1

*	States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.

     We seek to provide quality care in clean, attractive facilities that are open on average between 10 and 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square foot, freestanding facility in an attractive location;

•	has annual revenue between $1.0 million and $2.0 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over ten years.

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

     As part of the growth strategy of our animal hospital business, we intend to continue our disciplined acquisition strategy by identifying high-quality practices that may have value to be unlocked through the services and scale we can provide. We contemplate the acquisition of 20 to 25 animal hospitals per year with aggregate annual revenue of approximately $25.0 million. Our typical candidate mirrors the profile of our existing hospital base. Acquisitions will be used to both expand existing markets and enter new geographical areas. We intend primarily to use cash in our acquisitions, but we may use debt or stock to the extent we deem appropriate. By undertaking prudent acquisitions, we are able to grow our hospital business without diluting the local market for veterinary services.

   Personnel

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

     We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at eight of our facilities, which train approximately 45 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

     Further, we permit some of our veterinarians to participate with us in the ownership of selected animal hospitals. In these circumstances, we form a limited partnership that owns the assets of the animal hospital and the veterinarian purchases an equity share of the limited partnership. We are the general partner in the limited partnership and the veterinarian is the limited partner. The operating income of the partnership that is distributed to the veterinarian partner is based on the veterinarian partner’s percentage interest in the partnership, which is typically between 10% and 25%. Typically, the salary of the veterinarian partner is based on a percentage of the revenue of the animal hospital that is generated by the veterinarian partner. At December 31, 2003 and 2002, we operated 25 animal hospitals under a partnership structure.

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

   Marketing

     Our marketing efforts are primarily directed toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of the Healthy Pet Magazine, a magazine focused on pet care and wellness published by Zoasis Corporation, Zoasis. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services used during each visit. Further, reminder notices are used to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as vaccinations, dental screening and geriatric care.

     We also enter into referral arrangements with local pet shops and humane societies to increase our client base. In addition, we seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

   Ownership Limitations

     Certain states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, we provide administrative and support services to veterinary medical groups pursuant to management agreements. The veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine. In return for our services, the veterinary medical group pays us a management fee. At December 31, 2003, we operated 65 animal hospitals in 11 states with these types of ownership restrictions.

     We provide our management services pursuant to long-term management agreements with the veterinary medical groups, ranging from 10 to 40 years, with renewal options where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine as defined by their respective state. We are responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinarians and animal hospital staff;

•	marketing; and

•	malpractice and general insurance.

Systems

   Laboratory

     We maintain a nationwide management information system to support our veterinary laboratories. All of our financial and customer records and laboratory results are stored in computer databases. Laboratory technicians and specialists are able to electronically access test results from remote testing sites, enabling our specialists from varying fields of veterinary medicine to assist in the interpretation of test results and help structure potential treatment programs. Our software gathers data in a data warehouse enabling us to provide expedient faxing of diagnostic laboratory results to clients. In 2003, we completed the development of software that facilitates the delivery of laboratory results to an internet website for access by our clients. The website is currently being upgraded to offer additional services, such as online ordering that generates barcode requisitions, the ability to order client supplies, request consultations and, in the future order add-on tests to samples previously collected. We are in the process of migrating our largest clients to our online resulting and ordering system. This phase of our client migration is anticipated to be completed in 2004 or 2005.

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

Government Regulation

     Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. At December 31, 2003, we operated 65 hospitals in 11 states with these laws. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Employees

     At December 31, 2003, we had approximately 4,800 full-time-equivalent employees, including approximately 885 licensed veterinarians. At December 31, 2003, none of our employees were a party to a collective bargaining agreement with the exception of approximately 15 employees who we employ as courier dispatchers and facilities personnel in the State of New York. These employees are subject to a collective bargaining agreement expiring on July 10, 2004, with the Teamsters Local Union 813.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

     We maintain a website with the address www.investor.vcaantech.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish such material to, the Securities and Exchange Commission, SEC.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 30,000 square feet of leased space. As of March 9, 2004, we maintain leased and owned facilities at 269 other locations that house our animal hospitals and laboratories. We own 63 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the NASDAQ Stock Market’s National Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Stock Market’s National Market for the periods indicated.

	High	Low
Fiscal 2003 by Quarter
Fourth ..	$32.65	$23.55
Third	$24.10	$18.69
Second	$20.90	$15.05
First	$16.70	$13.74
Fiscal 2002 by Quarter
Fourth ..	$16.40	$12.16
Third	$16.48	$11.90
Second	$16.36	$12.71
First	$14.62	$11.65

     At March 9, 2004, the closing price of our common stock was $32.82 and there were approximately 70 holders of record of our common stock.

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

Equity Compensation Plans

     The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2003. For a description of these plans, please see Footnote 9, Stock-Based Compensation Plans, in our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K.

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price	remaining available for
	exercise of	of outstanding	future issuance under equity
Plan Category	outstanding options	options	compensation plans
Equity compensation plans approved by stockholders	1,842,756	$10.87	2,105,000
Equity compensation plans not approved by stockholders	—	—	—

Total	1,842,756	$10.87	2,105,000

Transactions in Our Equity Securities

     For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities, and neither we nor our affiliated purchasers have purchased any of our equity securities. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed.

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited financial statements, which have been audited by KPMG LLP. You should read the selected financial data presented below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our audited consolidated financial statements as of December 31, 2003 and 2002 and for each year in the three-year period ended December 31, 2003 are included in this Annual Report on Form 10-K.

     We adopted Financial Accounting Standards Board, FASB, Interpretation No. 46R, FIN No. 46R, Consolidation of Variable Interest Entities, in the fourth quarter of 2003 and accordingly, restated all prior periods to conform to the current year presentation. Under FIN No. 46R we consolidate the operating results of the veterinary medical groups for which we provide management services. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on operating income, net income, earnings per share or cash flows. However, hospital and consolidated operating margins are lower than our historical reported margins because of the increase in revenue without a corresponding increase in operating income.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statements of Operations Data:
Laboratory revenue	$178,812	$154,436	$134,711	$119,300	$103,282
Animal hospital revenue	376,040	334,041	305,934	269,871	230,615
Other revenue (1)	—	1,500	2,000	925	5,100
Intercompany	(10,187)	(9,109)	(7,462)	(6,162)	(5,810)

Total revenue	544,665	480,868	435,183	383,934	333,187
Direct costs (excluding operating depreciation) (2)	382,156	339,774	317,047	284,137	245,120
Selling, general and administrative (3)	37,113	37,185	38,633	27,446	23,622
Depreciation and amortization (4)	14,286	12,553	25,166	18,878	16,463
Agreement termination costs	—	—	17,552	—	—
Recapitalization costs	—	—	—	34,268	—
Year 2000 remediation expense	—	—	—	—	2,839
Other non-cash operating items	590	(100)	9,079	—	(1,873)

Operating income	110,520	91,456	27,706	19,205	47,016
Interest expense, net	26,087	39,204	42,918	19,892	9,449
Debt retirement costs	9,118	12,840	17,218	4,504	—
Other (income) expense	(118)	145	168	1,800	—

Income (loss) before minority interest and provision (benefit) for income taxes	75,433	39,267	(32,598)	(6,991)	37,567
Minority interest in income of subsidiaries	1,633	1,781	1,439	1,066	850
Provision (benefit) for income taxes	30,377	16,646	(6,614)	354	14,360
Increase in carrying amount of redeemable preferred stock	—	—	19,151	5,391	—

Net income (loss) available to common stockholders	$43,423	$20,840	$(46,574)	$(13,802)	$22,357

Basic earnings (loss) per common share	$1.08	$0.57	$(2.39)	$(0.06)	$0.07
Diluted earnings (loss) per common share	$1.06	$0.56	$(2.39)	$(0.06)	$0.07
Shares used for computing basic earnings (loss) per common share	40,240	36,749	19,509	234,055	315,945
Shares used for computing diluted earnings (loss) per common share	40,873	37,091	19,509	234,055	329,775

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Other Financial Data:
Operating margin	20.3%	19.0%	6.4%	5.0%	14.1%
Laboratory operating margin	35.9%	34.5%	27.2%	28.5%	27.1%
Animal hospital operating margin	16.9%	16.5%	12.0%	11.3%	11.6%
Net cash provided by operating activities	$76,107	$67,122	$57,104	$60,054	$38,467
Net cash used in investing activities	$(47,162)	$(43,594)	$(36,202)	$(47,679)	$(13,676)
Net cash used in financing activities	$(18,170)	$(24,169)	$(24,318)	$(12,476)	$(23,148)
Capital expenditures	$15,433	$17,912	$13,481	$22,555	$21,803
Balance Sheet Data (at period end):
Cash and cash equivalents	$17,237	$6,462	$7,103	$10,519	$10,620
Net working capital (5)	$8,605	$6,526	$(2,574)	$5,289	$9,605
Total assets	$554,803	$507,428	$468,521	$483,070	$426,500
Total debt	$317,469	$381,557	$384,332	$362,749	$161,535
Total redeemable preferred stock	$—	$—	$—	$154,622	$—
Total stockholders’ equity (deficit)	$161,923	$63,086	$39,764	$(81,310)	$231,229

(1)	Other revenue includes consulting fees of $1.5 million, $2.0 million, $925,000, and $5.1 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively. No consulting fees were earned for the year ended December 31, 2003.

(2)	Direct costs include non-cash compensation charges of $1.4 million and $103,000 during the years ended December 31, 2001 and 2000, respectively. These charges were not incurred during the other periods presented.

(3)	Selling, general and administrative includes non-cash compensation charges of $6.2 million and $452,000 during the years ended December 31, 2001 and 2000, respectively. These charges were not incurred during the other periods presented.

(4)	Depreciation and amortization includes goodwill amortization of $9.2 million, $8.3 million and $7.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. In accordance with Statement of Financial Accounting Standards, SFAS, No. 142, Goodwill and Other Intangible Assets, there was no goodwill amortization recorded during the years ended December 31, 2003 and 2002. In addition, depreciation and amortization includes the amortization of executive non-competition agreements of $4.8 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. These agreements were terminated in 2001.

(5)	Net working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding current portion of long-term obligations.

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

     The forward-looking information set forth in this annual report on Form 10-K is as of March 9, 2004, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after March 9, 2004 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

Overview

     We are a leading animal health care services company and operate the largest networks of veterinary diagnostic laboratories and freestanding, full-service animal hospitals in the United States. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care.

     At December 31, 2003, our laboratory network consisted of 23 laboratories serving all 50 states and our animal hospital network consisted of 241 animal hospitals in 34 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire approximately 20 to 25 animal hospitals per year with aggregate annual revenues of approximately $25.0 million, depending upon the attractiveness of candidates and the strategic fit with our existing operations. In addition, if presented with a favorable opportunity, we may pursue acquisitions of additional animal hospitals or laboratories, including additional chains.

     The following table summarizes our growth in facilities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Laboratories:
Beginning of period	19	16	15
Acquisitions and new facilities	7	4	1
Relocated into other labs operated by us	(3)	(1)	—

End of period	23	19	16

Animal hospitals:
Beginning of period	229	214	209
Acquisitions	21	25	21
Relocated into hospitals operated by us	(6)	(9)	(13)
Sold or closed	(3)	(1)	(3)

End of period	241	229	214

     We adopted FIN No. 46R in the fourth quarter of 2003 and accordingly, restated all prior periods to conform to the current year presentation. Under FIN No. 46R we consolidate the operating results of the veterinary medical groups for which we provide management services. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on operating income, net income, earnings per share or cash flows. However, hospital and consolidated operating margins are lower than our historical reported margins because of the increase in revenue without a corresponding increase in operating income.

     Our common stock was publicly traded from 1991 until September 2000, when we completed a recapitalization with certain investors affiliated with Leonard Green and Partners. The recapitalization was completed in a financial market which we believed did not adequately value companies of our size and type because the market’s focus and attention was largely on technology and internet-based companies.

     Our subsequent performance and the changing market dynamics supported the determination by our Board of Directors to re-enter the public sector. On November 27, 2001, we consummated our initial public offering. As a result of this offering we issued 17,370,000 shares of common stock and received net proceeds of $161.5 million. Concurrent with the consummation of the initial public offering, our wholly-owned subsidiary issued $170.0 million in principal amount of 9.875% senior subordinated notes. We applied the net proceeds from the offering and the sale of the senior subordinated notes, plus cash on hand, to redeem our outstanding series A and series B redeemable preferred stock and repay certain debt balances.

     In February 2003, we consummated an additional common stock public offering. As a result of this offering we issued 3,800,000 shares of common stock and received net proceeds of $54.3 million. We applied the net proceeds from the secondary offering to primarily repay the entire remaining principal amount of our 15.5% senior notes.

Basis of Reporting

   General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We report our operations in three segments: laboratory, animal hospital and corporate.

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

     We report our revenue net of sales discounts.

   Laboratory Revenue

     Laboratory internal revenue growth was calculated using laboratory revenue as reported, adjusted to exclude revenue for the newly acquired laboratories that we did not own for the entire period presented and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

     Approximately 6% of laboratory revenue is intercompany revenue that was generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of the business segments, all intercompany revenue is accounted for as if the transaction was with an independent third-party at current market prices. For financial reporting purposes, intercompany revenue is eliminated as part of our consolidation.

     Discounts, such as those given to clients for prompt payment, are given to clients in periods subsequent to the period the revenue was recognized. These discounts are estimated and deducted from revenue in the period the related revenue was recognized. These estimates are based upon historical experience. Errors in these estimates would not have a material effect on our consolidated financial statements.

   Animal Hospital Revenue

     Certain states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, we provide administrative and support services to veterinary medical groups pursuant to management agreements. The veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine. In return for our services, the veterinary medical groups pay us management fees. We consolidate the financial results of these veterinary medical groups.

     Same-facility revenue growth includes revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition.

   Other Revenue

     In 2002 and 2001, we earned consulting fees under an agreement with Heinz Pet Products related to the marketing of its proprietary pet food. This agreement expired in September 2002.

   Direct Costs

     Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, specialists, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs and supply costs.

     Animal hospital direct costs are comprised of all costs of services and products at the animal hospitals, including salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies.

   Selling, General and Administrative Expense

     Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of salary-related sales, administrative, accounting personnel, selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management, recruiting, certain administrative and accounting personnel, recruiting and certain marketing expense. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, rent, accounting, finance, legal and other professional expense and occupancy costs.

   Non-Cash Compensation

     During the year ended December 31, 2001, certain stock options granted in 2000 were accounted for as variable stock options that required us to recognize non-cash compensation of $1.4 million as a component of laboratory direct costs and $6.2 million as a component of selling, general and administrative expense. In August 2001, all of these options were exercised.

   Software Development Costs

     We frequently develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. Costs associated with the development of new software are expensed as incurred. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software, generally three years. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality. Software development costs capitalized during the years ended December 31, 2003, 2002 and 2001 amounted to $662,000, $835,000 and $1.5 million, respectively.

Critical Accounting Policies and Significant Estimates

     We are required to make significant accounting estimates that directly impact our consolidated financial statements and related disclosures. Significant estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; and (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. We base our assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. We have discussed with our audit committee the critical accounting policies for our company, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein. We believe the critical accounting policies for our company that are most affected by significant estimates and judgments are as follows:

   Workers’ Compensation Expense

     Workers’ compensation expense is the cost to insure our company against losses related to injuries incurred by our employees in the normal course of their duties. In 2001, we restructured our workers’ compensation insurance policies to a self-insurance retention program. The effect of this restructuring was a shift of the significant portion of the financial risk associated with claims losses from the insurance company to our company, while the insurance company bears only the financial risk of large individual losses and large aggregate losses.

     We estimate the amount that we will ultimately pay for losses associated with workers’ compensation claims, or claims losses for the policy period. These estimated claims losses are recorded as expense during the policy period. Claims losses can vary substantially and, because they can take years to develop fully, can be difficult to estimate. These estimates are based on complex judgments regarding the probable number of claims that will be filed and the nature of those claims. Both of those variables are highly uncertain and combine to form a factor referred to as the “loss pick.” The loss pick factor is multiplied by our payroll cost to determine what the projected costs for claims and our related expense will be.

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

     Our insurance carrier requires us to pre-fund claims losses at a loss pick of 1.53% for the policy year ending September 30, 2004, and gave us a maximum loss pick of 2.82%, above which the carrier is responsible for paying all claims. For the policy year ended September 30, 2003, we were required to pre-fund claims losses at a loss pick of 1.59% and have a maximum loss pick of 2.55%. For the policy year ended September 30, 2002, we were required to pre-fund claims losses at a loss pick of 1.54% and have a maximum loss pick of 2.49%. The ranges set forth by the insurance carrier reflect the most probable potentials for our workers’ compensation claims losses. The increase in the insurance carriers’ range reflects the trend over the last several years toward increasing workers’ compensation costs. Based on these ranges, and the factors described above, we estimated our losses using a loss pick of 2.04% for the policy year ended September 30, 2002 and 2.10% for the policy years ending September 30, 2003 and 2004. The increase in our loss pick reflects an increase in our claims loss trend during the previous years.

     The following table reflects the ranges for the loss picks and the loss picks used by us in the estimate of our workers’ compensation costs (in thousands):

	Estimated	Expense	Probable Expense Range
	Payroll	Recorded	Low-end	High-end
Policy year ending September 30, 2004:
(3 months of a 12-month policy)
Loss pick percentage		2.10%	1.53%	2.82%
Calculated loss pick in dollars	$49,188	$1,033	$753	$1,386
Premiums and other fees		544	532	558

Total workers’ compensation expense		$1,577	$1,285	$1,944

Policy year ended September 30, 2003:
Loss pick percentage		2.10%	1.59%	2.55%
Calculated loss pick in dollars	$185,907	$3,904	$2,931	$4,741
Premiums and other fees		1,618	1,578	1,652

Total workers’ compensation expense		$5,522	$4,509	$6,393

Policy year ended September 30, 2002:
Loss pick percentage		2.04%	1.54%	2.49%
Calculated loss pick in dollars	$169,022	$3,441	$2,603	$4,208
Premiums and other fees		1,387	1,353	1,419

Total workers’ compensation expense		$4,828	$3,956	$5,627

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

     The insurance policies in place prior to September 30, 2001 did not have large deductibles, and we have accrued for the maximum possible expense under these policies.

   Impairment of Goodwill

     Our goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net assets acquired. The total amount of our net goodwill at December 31, 2003 was $373.2 million, consisting of $94.8 million for our laboratory segment and $278.4 million for our animal hospital segment.

     Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, which equate to our laboratory and animal hospital operating segments, to their respective net book value. At December 31, 2003, the net book value of our laboratory segment was $121.3 million and the net book value of our animal hospital segment was $356.8 million. An independent valuation expert estimated the fair market value based on standard valuation techniques discussed below. As of December 31, 2003 the estimated fair market value of our operating segments exceeded their net book values resulting in our conclusions that our goodwill was not impaired.

     The independent valuation expert used three techniques to estimate the fair market value of our operating segments at December 31, 2003: a market-based valuation, a discounted cash flow valuation and a transaction valuation. The results of these techniques and comparison to last valuations performed is as follows (dollars in millions):

Market-based Approach

			EBITDA		Control
	Valuation	Estimated	Multiple	EBIT Multiple	Premium
	Date	Value Range	Range	Range	Used
Laboratory	January 1, 2002 (1)	$586 - $641	9.0x - 12.0x	10.0x - 13.0x	25%
	December 31, 2003	$1,192 - $1,237	12.5x - 14.5x	14.0x - 16.5x	25%
Animal hospital	December 31, 2002	$440 - $476	5.0x - 6.5x	6.5x - 8.0x	25%
	December 31, 2003	$581 - $623	6.0x - 7.0x	6.5x - 8.0x	25%

Discounted Cash Flow Approach

	Valuation	Estimated	Growth Rate	Discount Rate
	Date	Value Range	Range	Range
Laboratory	January 1, 2002 (1)	$500 - $658	4.00% - 5.00%	10.50% - 11.50%
	December 31, 2003	$985 - $1,221	8.00% - 9.00%	12.25% - 12.75%
Animal hospital	December 31, 2002	$441 - $548	6.25% - 6.75%	10.75% - 11.25%
	December 31, 2003	$556 - $615	6.25% - 6.75%	10.75% - 11.25%

Transaction Approach

EBITDA
	Valuation	Estimated	Multiple	EBIT Multiple
	Date	Value Range	Range	Range
Laboratory	December 31, 2003	$1,048 - $1,149	15.5x - 17.0x	18.0x - 20.0x
Animal hospital	December 31, 2003	$500 - $540	7.0x - 7.5x	9.0x - 9.5x

(1)	We did not perform a valuation of our laboratory segment as of December 31, 2002 based on our assessment that the fair market value of the operating segment exceeded the value of its net book assets. This assessment was based on the large margin between the laboratory’s estimated fair market value at January 1, 2002 and the net book value of its assets at that time and the fact that there were no significant subsequent changes in the laboratory’s operations or operating environment.

     Market-based Approach. The market-based approach uses the enterprise value of selected publicly traded companies that are similar to each operating segment to estimate the operating segment’s fair market value. The similarities include but are not limited to business structure and nature of service provided. The enterprise value of comparable companies equals the sum of their stock price times the total number of diluted shares and the fair market value of their outstanding debt. The enterprise value is then used to create specific valuation multiples of EBITDA that can be applied to each operating segment.

     In our valuation process, five to ten comparable companies were used to create ranges for specific valuation multiples that were then used to estimate the enterprise value of each operating segment. Different companies could have been reasonably selected, however, we do not feel that a different selection would have a material impact on the results of the test. In the future, the enterprise value of the companies selected may change dramatically based on changes in their stock price or the fair market value of their debt, both of which have historically shown significant and unexpected volatility.

     The control premium represents the additional value that would have to be paid to take control of a business in the open market under the assumption that stock prices would increase due to an attempt to purchase all of the publicly traded common stock of a company. In the fair market valuations, a control premium is applied to the enterprise value to arrive at the estimated fair market value. The control premium is estimated based on actual control premiums used for comparable companies that are involved with or have recently completed an acquisition process. While the control premium is based on actual control premiums paid in recent acquisitions of comparable companies, a different control premium could have been reasonably selected in our valuation process. Based on the comparable companies, the range of reasonable premiums was 20% - 35%, from which 25% was used in our valuation process. We do not feel that different premiums would have had a material impact on our valuation process. In the future, the control premium may decrease based on market conditions, and any decrease could have a material impact on the results of our valuation process.

     The increase in the segments estimated value range from the prior valuation date is caused by the increase in the stock price of comparable companies, as well as the growth and improved performance of our operating segments.

     Discounted Cash Flow Approach. The discounted cash flow approach estimates the projected aggregate of future net cash flows generated by each operating segment. The aggregate net cash flows are discounted for the time-value of money and risk. The time-value of money reflects the fact that a dollar today is worth more than a dollar in the future. The risk factor reflects the risk that our operating segments may not generate the future net cash flows that we are projecting for a variety of reasons as discussed in the Risk Factors section included herein. The time-value of money and the risk factor combine to form a discount rate that is used for discounting the future projected net cash flow of each operating segment.

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

     The increase in the segments estimated value range from the prior valuation date reflects the increase in cash flow of the segments during the period. The increase in the laboratory segment estimated value range from the prior valuation date also reflects an increase in the growth rate range.

     Transaction Approach. The transaction approach uses completed or announced controlling interest acquisitions of companies that are similar to each operating segment to estimate the operating segment’s fair market value. The similarities include but are not limited to business structure and nature of service provided. The purchase price of the comparable companies is used to create specific valuation multiples of EBITDA that can be applied to each segment.

    Legal Settlements

     We are a party to various legal proceedings. Although we cannot determine the ultimate disposition of these proceedings, we can use judgment to reasonably estimate our liability for legal settlement costs that may arise as a result of these proceedings. Based on our prior experience, the nature of the current proceedings and our insurance policy coverage for such matters we have accrued $1.3 million as of December 31, 2003 for legal settlements as part of other accrued liabilities. Significant changes in the proceedings of current claims or the occurrence of new claims could result in the need for additional accruals.

   Allowance for Uncollectible Accounts

     The allowance for uncollectible accounts is estimated based primarily upon age of accounts receivable and loss history. Accounts receivable balances are routinely reviewed in conjunction with collection efforts, historical collection rates and other economic conditions which might ultimately affect the collectibility of accounts when considering the adequacy of the amounts recorded as allowance for uncollectible accounts. Significant changes in client mix or economic conditions could affect our collection of accounts receivable, cash flows and results of operations.

Results of Operations

     The following table sets forth components of our statements of operations data expressed as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Revenue:
Laboratory	32.8%	32.1%	31.0%
Animal hospital	69.0	69.5	70.3
Other	—	0.3	0.5
Intercompany	(1.8)	(1.9)	(1.8)

Total revenue	100.0	100.0	100.0
Direct costs (excluding operating depreciation)	70.2	70.7	72.9
Selling, general and administrative	6.8	7.7	8.9
Depreciation and amortization	2.6	2.6	5.8
Agreement termination costs	—	—	4.0
Write-down and loss (gain) on sale of assets	0.1	—	2.0

Operating income	20.3	19.0	6.4
Interest expense, net	4.8	8.2	9.9
Debt retirement costs	1.7	2.7	4.0
Minority interest	0.2	0.3	0.3
Provision (benefit) for income taxes	5.6	3.5	(1.5)

Net income (loss)	8.0%	4.3%	(6.3)%

     The following table is a summary of the components of operating income and operating margin by segment for the years ended December 31, 2003, 2002 and 2001 (in thousands):

				Inter-
		Animal		Company
	Laboratory	Hospital	Corporate	Eliminations	Total
2003
Revenue	$178,812	$376,040	$—	$(10,187)	$544,665
Direct costs (excluding operating depreciation)	99,926	292,417	—	(10,187)	382,156
Selling, general and administrative	11,390	10,293	15,430	—	37,113
Depreciation and amortization	3,141	9,633	1,512	—	14,286
Write-down and loss on sale of assets	151	319	120	—	590

Operating income	$64,204	$63,378	$(17,062)	$—	$110,520

Operating margin	35.9%	16.9%	(3.1)%		20.3%

2002
Revenue	$154,436	$334,041	$1,500	$(9,109)	$480,868
Direct costs (excluding operating depreciation)	88,002	260,881	—	(9,109)	339,774
Selling, general and administrative	10,292	9,808	17,085	—	37,185
Depreciation and amortization	2,821	8,350	1,382	—	12,553
Loss (gain) on sale of assets	27	(11)	(116)	—	(100)

Operating income	$53,294	$55,013	$(16,851)	$—	$91,456

Operating margin	34.5%	16.5%	(3.5)%		19.0%

2001
Revenue	$134,711	$305,934	$2,000	$(7,462)	$435,183
Direct costs (excluding operating depreciation)	81,996	242,513	—	(7,462)	317,047
Selling, general and administrative	11,434	12,323	14,876	—	38,633
Depreciation and amortization	4,657	14,491	6,018	—	25,166
Agreement termination costs	—	—	17,552	—	17,552
Write-down and loss (gain) on sale of assets	—	(118)	9,197	—	9,079

Operating income	$36,624	$36,725	$(45,643)	$—	$27,706

Operating margin	27.2%	12.0%	(10.5)%		6.4%

    Revenue

     The following table summarizes our revenue for the years ended December 31, 2003, 2002 and 2001 (in thousands):

				% Change
	2003	2002	2001	2003	2002
Laboratory	$178,812	$154,436	$134,711	15.8%	14.6%
Animal hospital	376,040	334,041	305,934	12.6%	9.2%
Other	—	1,500	2,000
Intercompany	(10,187)	(9,109)	(7,462)

Total revenue	$544,665	$480,868	$435,183	13.3%	10.5%

   Laboratory Revenue

     Laboratory revenue increased $24.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, which increased $19.7 million compared to the year ended December 31, 2001. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	2003 Comparative Analysis			2002 Comparative Analysis
	2003	2002	% Change	2002	2001	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions	7,732	7,309	5.8%	7,277	6,908	5.3%
Average revenue per requisition (1)	$22.36	$21.13	5.8%	$21.13	$19.50	8.4%

Total internal revenue (2)	$172,878	$154,436	11.9%	$153,763	$134,711	14.1%
Billing day adjustment	—	—		503	—
Acquired revenue	5,934	—		170	—

Total	$178,812	$154,436	15.8%	$154,436	$134,711	14.6%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Numbers may not calculate exactly due to rounding.

     Laboratory revenue and requisitions generated from internal growth, as set forth in the above table, have been adjusted to exclude revenue and requisitions for newly acquired laboratories (those laboratories that we did not own for the entire periods presented) and have been adjusted for any differences in the number of billing days in comparable periods.

     The increases in requisitions from internal growth in 2003 and 2002 are the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis and treatment of diseases due to the increasing awareness and availability of diagnostic testing. In addition, our marketing programs include comprehensive education material that has contributed to the growth in our revenue in both volume and breadth of tests performed.

     The increases in the average revenue per requisition in 2003 and 2002 are attributable to our sales and marketing efforts of our pet health and wellness programs, which have contributed to an increase in the number of tests performed per requisition, as well as a change in the mix of tests to include more comprehensive and expensive tests. Also contributing to our increase in average revenue per requisition are price increases. The prices of most tests were increased 3% to 5% in February 2003 and 5% to 6% in February 2002.

     As the result of our laboratory acquisitions between November 1, 2002 and December 31, 2003, we generated an additional $5.9 million of revenue (referred to in the above table as “acquired revenue”) during the year ended December 31, 2003 in comparison to the prior year. In November 2002 we acquired a laboratory, which added $170,000 of acquired revenue during the year ended December 31, 2002 as compared to the prior year.

     The 2002 billing adjustment reflects the impact of one additional billing day for the year ended December 31, 2002 as compared to the prior year.

   Animal Hospital Revenue

     Animal hospital revenue increased $42.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, which increased $28.1 million compared to the year ended December 31, 2001. The components of the increases are summarized in the following table (in thousands, except average price per order):

	2003 Comparative Analysis			2002 Comparative Analysis
			%			%
	2003	2002	Change	2002	2001	Change
Animal Hospital Revenue:
Same-facility:
Orders	3,172	3,221	(1.5)%	2,884	2,959	(2.5)%
Average revenue per order (1)	$105.91	$100.63	5.2%	$103.53	$97.34	6.4%

Same-facility revenue (2)	$335,951	$324,137	3.6%	$298,534	$288,058	3.6%
Net acquired revenue	40,089	9,904		35,507	17,876

Total	$376,040	$334,041	12.6%	$334,041	$305,934	9.2%

(1)	Computed by dividing same-facility revenue by same-facility orders.

(2)	Numbers may not calculate exactly due to rounding.

     In 2002 and 2003 we experienced an increase in the average revenue per order with a decrease in total orders for an overall increase in same-facility revenue. The increase in average revenue per order is partially the result of a business strategy to place greater emphasis on high quality veterinary care and wellness programs. In addition, prices were increased 2.5% to 5% on services at most hospitals in February of both years. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

     The decrease in the number of orders is primarily the result of two factors: a market shift in the point-of-sale of certain pet-related retail products and a decrease in the frequency of vaccinations. Over the last few years, certain pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to the animal hospitals solely to purchase such items. The decline in the number of vaccinations has occurred as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently.

     Net acquired revenue represents the revenue from those hospitals acquired, sold or closed after the beginning of the comparative period, which was January 1, 2002 for the 2003 comparative analysis and January 1, 2001 for the 2002 comparative analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and disposals during the periods compared.

   Other Revenue

     Other revenue consists of fees earned from a marketing consulting agreement with Heinz Pet Products, which paid a monthly fee of $167,000 commencing October 1, 2000 through September 30, 2002. We recognized revenue of $2.0 million and $1.5 million for the years ended December 31, 2002, and 2001, respectively.

   Direct Costs (excluding operating depreciation)

     The following table summarizes our direct costs and our direct costs as a percentage of applicable revenue for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003		2002		2001		% Change
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2003	2002
Laboratory	$99,926	55.9%	$88,002	57.0%	$81,996	60.9%	13.5%	7.3%
Animal hospital	292,417	77.8%	260,881	78.1%	242,513	79.3%	12.1%	7.6%
Intercompany	(10,187)		(9,109)		(7,462)

Total direct costs	$382,156	70.2%	$339,774	70.7%	$317,047	72.9%	12.5%	7.2%

   Laboratory Direct Costs

     Laboratory direct costs for the year ended December 31, 2001 include non-cash compensation related to variable plan accounting for certain stock options. We exclude these non-cash compensation charges when analyzing laboratory direct costs as these charges were not incurred in 2003 or 2002. The table below reconciles our laboratory direct costs as reported to laboratory direct costs adjusted to exclude non-cash compensation for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003		2002		2001
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Laboratory Direct Costs:
As reported	$99,926	55.9%	$88,002	57.0%	$81,996	60.9%
Less: Non-cash compensation	—		—		1,412

As adjusted	$99,926	55.9%	$88,002	57.0%	$80,584	59.8%

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

   Animal Hospital Direct Costs

     The decreases in animal hospital direct costs as a percentage of applicable revenue was attributable to the increase in animal hospital revenue together with the operating leverage associated with the animal hospital business, as many of the costs associated with this business do not increase proportionately with increases in the volume of services rendered.

   Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003		2002		2001		% Change
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2003	2002
Laboratory	$11,390	6.4%	$10,292	6.7%	$11,434	8.5%	10.7%	(10.0)%
Animal hospital	10,293	2.7%	9,808	2.9%	12,323	4.0%	4.9%	(20.4)%
Corporate	15,430	2.8%	17,085	3.6%	14,876	3.4%	(9.7)%	14.8%

Total SG&A	$37,113	6.8%	$37,185	7.7%	$38,633	8.9%	(0.2)%	(3.7)%

     SG&A for the year ended December 31, 2002 includes a litigation settlement charge and for the year ended December 31, 2001 includes non-cash compensation related to variable plan accounting for certain stock options and management fees. We exclude these charges when analyzing SG&A by segment below as they were not incurred in all periods presented.

   Laboratory SG&A

     The following table reconciles our laboratory SG&A as reported to laboratory SG&A adjusted to exclude non-cash compensation for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003		2002		2001
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Laboratory SG&A:
As reported	$11,390	6.4%	$10,292	6.7%	$11,434	8.5%
Less: Non-cash compensation	—		—		2,868

As adjusted	$11,390	6.4%	$10,292	6.7%	$8,566	6.4%

     The decrease in adjusted laboratory SG&A as a percentage of laboratory revenue during the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily attributable to an increase in laboratory revenue combined with operating leverage associated with our laboratory business and a decrease in legal costs. The increase in adjusted laboratory SG&A as a percentage of laboratory revenue during the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to salaries associated with new sales representatives and additional information technology personnel, an increase in commission payments to sales representatives due to increased sales, additional marketing costs incurred on our pet health and wellness programs and an increase in legal costs.

   Animal Hospital SG&A

     The following table reconciles our animal hospital SG&A as reported to animal hospital SG&A adjusted to exclude non-cash compensation for the years ended December 31, 2003, 2002 and 2001(in thousands):

	2003		2002		2001
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Animal Hospital SG&A:
As reported	$10,293	2.7%	$9,808	2.9%	$12,323	4.0%
Less: Non-cash compensation	—		—		2,560

As adjusted	$10,293	2.7%	$9,808	2.9%	$9,763	3.2%

     The decreases in adjusted animal hospital SG&A as a percentage of animal hospital revenue were primarily attributable to increases in animal hospital revenue combined with operating leverage associated with our animal hospital business.

   Corporate SG&A

     The following table reconciles our corporate SG&A as reported to corporate SG&A adjusted to exclude non-cash compensation, management fees and a certain litigation settlement charge for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003		2002		2001
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Corporate SG&A:
As reported	$15,430	2.8%	$17,085	3.6%	$14,876	3.4%
Less:
Non-cash compensation	—		—		771
Management fees	—		—		2,273
Litigation settlement charge	—		1,950		—

As adjusted	$15,430	2.8%	$15,135	3.1%	$11,832	2.7%

     The increase in corporate SG&A for the year ended December 31, 2002 was primarily due to the fees associated with increased professional services and insurance costs as a result of becoming a publicly traded company, an increase in accounting fees incurred in connection with changing our external auditors from Arthur Andersen LLP to KPMG LLP, and an increase in corporate bonuses.

   Depreciation and Amortization

     Depreciation and amortization for the year ended December 31, 2001 includes the amortization of goodwill and executive non-competition agreements. Commencing January 1, 2002, we no longer amortize goodwill as a result of adopting SFAS No. 142. Following our initial public offering in November 2001, we terminated the executive non-competition agreements. We have excluded these charges when analyzing depreciation and amortization, as they were not incurred in all periods presented. The following table reconciles our depreciation and amortization as reported to depreciation and amortization adjusted to exclude the amortization of goodwill and executive non-competition agreements for the years ended December 31, 2003, 2002 and 2001 (in thousands):

				% Change
Depreciation and Amortization:	2003	2002	2001	2003	2002
As reported	$14,286	$12,553	$25,166	13.8%	(50.1)%
Less:
Amortization of goodwill	—	—	9,152
Amortization of executive non-competition agreements	—	—	4,796

As adjusted	$14,286	$12,553	$11,218	13.8%	11.9%

     The increases in adjusted depreciation and amortization were primarily due to the purchase of property and equipment and the addition of non-competition agreements executed in connection with the acquisition of animal hospitals and laboratories. The percentage of change increased to 13.8% in 2003 from 11.9% in 2002 primarily due to property and equipment additions.

   Agreement Termination Costs

     During the year ended December 31, 2001, we terminated non-competition agreements with four members of executive management and recorded a non-cash charge of $9.6 million. In addition, we paid $8.0 million to terminate our management services agreement with Leonard Green & Partners.

   Write-Down of Assets

     During the year ended December 31, 2003, we determined that the value of one of our parcels of real estate was impaired and recorded an impairment charge of $392,000. During the year ended December 31, 2001, we recorded a write-down of assets of $9.2 million, which was primarily attributable to the relocation of five of our animal hospitals into existing animal hospitals we operated, the determination that goodwill was impaired at one of our existing animal hospitals and the write-down of real property available for sale to fair market value.

   Loss (Gain) on Sale of Assets

     During the year ended December 31, 2003, we sold certain assets for a loss of $198,000. During the years ended December 31, 2002 and 2001, we sold certain assets for gains of $100,000 and $118,000, respectively.

   Interest Expense, Net

     Interest expense, net of interest income, decreased $13.1 million, or 33.5%, to $26.1 million for the year ended December 31, 2003 from $39.2 million for the year ended December 31, 2002. Interest expense, net of interest income, decreased $3.7 million, or 8.7%, to $39.2 million for the year ended December 31, 2002 from $42.9 million for the year ended December 31, 2001. The changes in net interest expense were attributable to a decrease in the average debt balances outstanding and a decrease in the weighted average interest rate.

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

     On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with net proceeds from the sale of our common stock during an additional common stock offering. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million.

   Other (Income) Expense

     Other (income) expense relates to non-cash gains or losses pertaining to the changes in the time value of our interest rate swap agreements and our interest rate collar agreement.

   Minority Interest in Income of Subsidiaries

     Minority interest in income of subsidiaries represents our partners’ proportionate share of net income generated by those subsidiaries that we do not wholly own.

   Provision (Benefit) for Income Taxes

     Our effective tax rate was 41%, 44% and 19% for the years ended December 31, 2003, 2002 and 2001, respectively. The effective tax rate for the year ended December 31, 2002, reflects the non-deductibility of the amortization of a portion of intangible assets, a litigation settlement charge and certain other items. The effective tax rate for the year ended December 31, 2001, reflects the non-deductibility of the amortization of a portion of intangible assets, the write-down of certain assets, non-cash compensation charges and certain other items.

   Increase in Carrying Amount of Redeemable Preferred Stock

     The holders of our series A redeemable preferred stock and our series B redeemable preferred stock were entitled to receive dividends at a rate of 14% and 12%, respectively. The dividends not paid in cash compounded quarterly. The dividends earned during 2001 were added to the liquidation preference of the preferred stock. In November 2001, we redeemed all of the outstanding series A and series B redeemable preferred stock.

Inflation

     Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

   Transactions with Zoasis Corporation

     We incurred marketing expense for vaccine reminder and other direct mail services provided by Zoasis, an internet start-up business that is majority owned by Robert Antin, the Company’s Chief Executive Officer and Chairman. The expense incurred was $993,000, $850,000, and $709,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The pricing of these services is comparable to prices paid by us to independent third parties.

     In 2000, we purchased 705,355 shares of the Series A Preferred Stock of Zoasis for $5.0 million and entered into an agreement pursuant to which Zoasis developed and licensed to us software that our laboratory operations use to deliver laboratory results to clients over the internet and our animal hospitals use to communicate with vendors in the procurement of operating supplies over the internet.

     In December 2003, we entered into an agreement with Zoasis pursuant to which we acquired all of Zoasis’ right, title and interest in and to this software in exchange for the 705,355 shares of Series A Preferred Stock of Zoasis then held by us. The value of such stock was written off in 2000 and, consequently, had no value on our books at the time of the transfer.

     Concurrently with the purchase of the software, we granted to Zoasis a limited, royalty-free, non-exclusive license to the software for internal use by Zoasis. We agreed not to grant any other licenses in the software for a period of five years except that we may grant licenses to our affiliates and subsidiaries. Both we and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software will be hosted at a third party hosting facility for the benefit of both parties through July 31, 2004 and for up to two successive additional one-year periods at the option of either party. Zoasis is obligated to fund up to $35,000 in hosting fees each month through July 31, 2004 and $10,000 per month thereafter. As the owner of the software, we are responsible for the remainder of any such fees.

Liquidity and Capital Resources

   Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2003 totaled $17.2 million up from $6.5 million at December 31, 2002. The increase is a result of net cash provided by operations exceeding net cash used in investing and financing activities.

   Cash Flows from Operating Activities

     Net cash provided by operating activities increased $9.0 million and $10.0 million for the years ended December 31, 2003 and 2002. Driving the increase in both years was: a) an increase in operating income resulting from an increase in revenue from internal growth in laboratory revenue and growth in same-facility animal hospital revenue together with an increase in operating margins resulting from leverage on internally generated revenue growth, and b) an increase in revenue resulting from acquisitions. In addition, part of the increase in 2003 was a

$5.1 million decrease in interest paid in 2003, a result of decreasing interest rates combined with the reductions in debt balances. Part of the increase in 2002 was also attributable to the fact we did not make payments to Leonard Green & Partners, L.P., which amounted to $10.3 million in 2001 for management services received and the termination of the management services agreement.

     The increases in 2003 were partially offset by: a) a $12.4 million increase in cash paid for taxes, a result of the increase in income before taxes and net operating loss carryforwards utilized during the year ended December 31, 2002 and b) a cash use of $2.5 million from normal changes in working capital.

     The increases in 2002 were partially offset by: a) a $4.2 million increase in interest paid resulting from changes in interest rates during the period and b) a $12.0 million increase in taxes paid, a result of the increase in income before taxes and refunds received during the year ended December 31, 2001. However, taxes paid during the year ended December 31, 2002 were reduced as a result of utilizing net operating loss carryforwards.

     In 2002 and 2001, our cash position benefited from net operating loss carryforwards and refunds. We do not anticipate any significant benefits in our cash position from net operating loss utilization in future years.

     On a prospective basis, in 2004 we anticipate cash flow from operating activities to continue growing in line with increases in operating income resulting from increases in internal revenue together with related increases in operating margins and growth from acquisitions. However, we also anticipate that operating cash flow may be negatively impacted by in an increase in cash paid for interest, a result of increasing interest rates. Interest rates are at historical lows and are projected to increase over the next few years. Any increases in interest rates can materially impact our operating cash flows because of the variable rate nature of our senior debt.

   Cash Flows used in Investing Activities

     In each of the three years ended December 31, 2003, net cash used in investing activities was primarily comprised of cash used for the acquisition of animal hospitals and laboratories and expenditures for property, plant and equipment.

     For the current year 2004, we anticipate spending approximately $25.0 to $30.0 million for acquisitions and $18.0 million for property, plant and equipment. However, we may purchase either a fewer or greater number of animal hospital facilities, including additional chains, than we are planning depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, there may be acquisition opportunities in the laboratory field that may impose additional cash requirements. We intend to primarily use cash in our acquisitions but, depending upon the timing and amount of our acquisitions, we may use stock or debt to the extent we deem it appropriate. Our covenants under our senior credit facility allow us to spend $40.0 million per year on acquisitions, and we would require a waiver or amendment to the covenant to exceed this amount.

   Cash Flows used in Financing Activities

     In each of the three years ended December 31, 2003, we had financing transactions, as discussed below. The purpose of the transactions was to take advantage of favorable market conditions to secure less expensive sources of financing and to improve our capital structure:

     The activity in each of the three years ending December 31, 2003 is as follows:

     2003

•	February 2003, we completed an offering of common stock at an issue price of $15.25 per share, in which we sold 3.8 million shares of our common stock in exchange for net proceeds of $54.3 million. Approximately $42.7 million of the net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

•	August 2003, we refinanced our senior credit facility retiring $166.4 million principal balance outstanding under the senior term C notes with $20.0 million of cash on-hand and $146.4 million received from the issuance of new senior term D notes. The interest rate on the senior term D notes is 50 basis points lower than the interest rate on the senior term C notes.

     2002

•	October 2002, we redeemed $15.0 million, the entire principal balance, of our 13.5% senior subordinated notes due 2010 at a redemption price of 110% and $30.0 million in principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% by issuing $25.0 million in principal amount of additional senior term C notes and using cash on-hand.

•	August 2002, we refinanced our senior credit facility retiring $143.1 million, the entire principal balance, on our senior term A and senior term B notes by issuing new senior term C notes. The interest rate on the senior term C notes was 63 basis points lower than the weighted average interest rate for the senior term A and senior term B notes.

     2001

•	November 2001, we completed an initial public offering at an issue price of $10.00 per share receiving net proceeds of approximately $161.5 million. Concurrent with the initial public offering, we issued $170.0 million of 9.875% senior subordinated notes due 2009 for net proceeds of $165.2 million. The proceeds from these offerings were used to:

1)	redeem all of the outstanding series A and B redeemable preferred stock for $173.8 million;

2)	redeem $100.0 million in principal amount of our senior term A and B notes under our senior credit facility;

3)	redeem $59.1 million in principal amount of our 15.5% senior notes at a redemption price of 110%, plus accrued and unpaid interest; and

4)	redeem $5.0 million in principal amount of our 13.5% senior notes at a redemption price of 110%, plus accrued and unpaid interest.

     Currently, we have no plans to execute additional financing transactions in the near future, however, future changes in interest rates or the value of our common stock could create an opportunity to create increased shareholder value through additional financing activity. Before December 1, 2004, we can redeem up to $59.5 million of principal on our 9.875% senior subordinated notes at 109.9% of face with proceeds from an equity offering. The remaining portion may be paid off at our discretion beginning December 1, 2005 at 104.9% of face.

     Borrowings and repayments under our revolving credit facility are the result of normal working capital shifts created by the seasonality of our business and the timing of acquisition activity. At the end of 2002 we borrowed $7.5 million, and in early 2003 we repaid the full amount. At December 31, 2003, we had no borrowings under our revolving credit facility.

   Future Contractual Cash Requirements

     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$317,207	$2,161	$1,900	$18,918	$71,102	$53,126	$170,000
Capital lease obligations	266	244	22	—	—	—	—
Operating leases	244,384	16,008	15,861	15,642	15,481	15,172	166,220
Fixed cash interest expense	102,069	17,282	17,244	17,122	16,822	16,812	16,787
Variable cash interest expense (1)	33,466	6,895	7,902	9,242	7,303	2,124	—
Deferred income tax liabilities	24,532	—	—	—	—	—	24,532
Mandatorily redeemable partnership interests	2,176	—	—	—	—	—	2,176
Swap agreements (1)	(497)	(266)	(231)	—	—	—	—

	$723,603	$42,324	$42,698	$60,924	$110,708	$87,234	$379,715

(1)	We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable rate component plus a fixed 2.5%. Including the fixed 2.5%, we estimate that the interest rate on our variable rate debt will be 4.8%, 5.5%, 6.5%, 7.5%, and 8.0% for years 2004 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. See Footnote 6, Long-Term Obligations, in our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K for a more detailed discussion of these variable-rate notes.

     Our net cash provided by operating activities for the year ended December 31, 2003 was $76.1 million. We do not anticipate any significant declines in future net cash provided by operating activities. If our operating cash flow remains constant with 2003, for the years 2004, 2005 and 2006 we will have adequate cash flow each year to satisfy our contractual cash requirements and fund our planned annual expenditures of $25.0 to $30.0 million for acquisitions and $18.0 million for property, plant and equipment. In the event we have a shortfall in operating cash flow, we can cover contractual cash obligations by limiting our expenditures for acquisitions and drawing on our $50.0 million revolving credit facility, which expires in September 2006.

     To the extent that our cash on hand is insufficient to meet the increased principal payments beginning in 2006, we plan to enter into additional financing activities to satisfy our debt obligations.

   Debt Related Covenants

     The senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At December 31, 2003, we had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

   Interest Rate Hedging Agreements

     We entered into certain no-fee swap agreements whereby we pay to the counter party amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counter party based on London interbank offer rates, LIBOR, and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3
Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs

     We entered into the swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable rate debt under our senior credit facility to fixed rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional amount of the swap agreements and the fixed rate conversion period is equal to the terms of the contract. The impact of the swap agreements has been factored into our future contractual cash requirements table above.

     In the future, we may enter into additional interest rate strategies to take advantage of favorable current rate environments. We have not yet determined what those strategies will be or their possible impact.

   Description of Indebtedness

   Senior Credit Facility

     At December 31, 2003, we had $145.7 million principal amount outstanding under our senior term D notes and no borrowings outstanding under our revolving credit facility.

     Borrowings under the senior credit facility bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal funds rate plus 0.5% plus a base rate margin, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities” plus a eurodollar rate margin. The base rate margins for the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the senior term D notes is 1.50% per annum. The eurodollar rate margins for the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the senior term D notes is 2.50% per annum.

     The senior term D notes mature in September 2008 and the revolving credit facility matures in September 2006.

   9.875% Senior Subordinated Notes

     On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At December 31, 2003, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

   Other Debt

     At December 31, 2003, we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $1.8 million.

New Accounting Pronouncements

   Consolidations of Variable Interest Entities

     In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies are generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary.

     We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of December 31, 2003, we operated in 11 of these states providing management services to veterinary medical groups pursuant to long-term management agreements ranging from 10 to 40 years with renewal options, where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. We provide administrative and other support services.

     In the fourth quarter of 2003, we determined that the veterinary medical groups are variable interest entities as defined by FIN No. 46R, and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests, in aggregation with the variable interests held by our related parties, absorbed the majority of the expected losses and residual returns of the veterinary medical groups. Based on these determinations, we consolidated the veterinary medical groups in our consolidated financial statements as of and for the year ended December 31, 2003 and have restated our prior periods presented to conform to the current year presentation.

     The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on operating income, net income, earnings per share or cash flows. However, hospital and consolidated operating margins are lower than our historical reported margins because of the increase in revenue without a corresponding increase in operating income.

     A comparative analysis of the our financial results before and after consolidation of the veterinary medical groups for the year ended December 31, 2003 is as follows (in thousands):

	Before
	Consolidation	As Reported	Difference
Revenue	$503,345	$544,665	$(41,320)
Direct costs (excluding operating depreciation)	$340,836	$382,156	$(41,320)
Operating income	$110,520	$110,520	$—

   Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

      We are party to certain partnerships whereby we are required under the terms of the respective partnership agreements to purchase the limited partner’s equity in the partnership in the event of the partner’s death. Historically, we recognized these liabilities as a component of minority interest, however, in the fourth quarter of

2003, we determined that SFAS No. 150 required us to present these liabilities apart from minority interest. We calculated the value of these obligations to be $2.2 million, which we have reported as mandatorily redeemable partnership interests on our consolidated balance sheet.

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

     We have concluded that the debt retirement costs we have incurred do not qualify for extraordinary treatment under APB No. 30 because we have historically changed our capital structure to take advantage of favorable market conditions, and it is probable that we will continue to do so in the future. As a result, these costs for all periods presented have been included as a component of income from recurring operations in the consolidated statements of operations.

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

     We have adopted EITF Issue No. 02-16 and it has not had, nor do we expect it to have, a material impact on our consolidated financial statements.

   Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

   Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002 for periods ending after December 15, 2002. The adoption did not have a material impact on our consolidated financial statements.

   Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003 without material impact on our consolidated financial statements.

Quarterly Results

     The following tables set forth selected unaudited quarterly results for the eight quarters commencing January 1, 2002 and ending December 31, 2003.

In dollars (in thousands, except per share amounts):

	2003 Quarter Ended				2002 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Laboratory	$43,994	$46,429	$46,691	$41,698	$37,525	$38,650	$40,604	$37,657
Animal hospital	90,851	100,060	98,822	86,307	80,870	87,844	88,073	77,254
Other	—	—	—	—	—	500	500	500
Intercompany	(2,404)	(2,605)	(2,752)	(2,426)	(2,207)	(2,296)	(2,500)	(2,106)

Total revenue	$132,441	$143,884	$142,761	$125,579	$116,188	$124,698	$126,677	$113,305
Operating income (1)	$22,538	$31,241	$33,194	$23,547	$16,456	$26,135	$28,543	$20,322
Net income (loss) (2)	$9,401	$13,489	$15,350	$5,183	$(2,325)	$7,035	$10,495	$5,635
Basic earnings (loss) per common share	$0.23	$0.33	$0.38	$0.13	$(0.06)	$0.19	$0.29	$0.15
Diluted earnings (loss) per common share	$0.23	$0.33	$0.37	$0.13	$(0.06)	$0.19	$0.28	$0.15

In percentages of revenue:

	2003 Quarter Ended				2002 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Laboratory	33.2%	32.3%	32.7%	33.2%	32.3%	31.0%	32.1%	33.2%
Animal hospital	68.6%	69.5%	69.2%	68.7%	69.6%	70.4%	69.5%	68.2%
Other	0.0%	0.0%	0.0%	0.0%	0.0%	0.4%	0.4%	0.4%
Intercompany	(1.8)%	(1.8)%	(1.9)%	(1.9)%	(1.9)%	(1.8)%	(2.0)%	(1.8)%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating income (1)	17.0%	21.7%	23.3%	18.8%	14.2%	21.0%	22.5%	17.9%
Net income (loss) (2)	7.1%	9.4%	10.8%	4.1%	(2.0)%	5.6%	8.3%	5.0%

(1)	Includes a litigation settlement charge of $1.9 million for the quarter ended December 31, 2002.

(2)	Includes after-tax debt retirement costs of $1.0 million, $4.4 million, $5.6 million and $2.0 million for the quarters ended September 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, respectively. The quarter ended December 31, 2002 also includes an after-tax litigation settlement charge of $1.9 million.

     Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our revenue historically has been greater in the second and third quarters than in the first and fourth quarters.

     The demand for our veterinary services is significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks and the number of daylight hours. A substantial portion of our costs are fixed and do not vary with the level of demand. Consequently, our operating income and operating margins, generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

Risk Factors

     This Annual Report on Form 10-K, including Risk Factors set forth below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed below.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economics of scale and our margins and profitability may decline.

     Our success depends in part on our ability to build on our position as a leading animal health care services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals and laboratories. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 11.9% and 14.1% for each fiscal year from 2001 through 2003. Similarly, our animal hospital adjusted same-facility revenue growth rate has fluctuated between 3.6% and 5.0% over the same fiscal years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

     Demand for certain products could decline as their product life cycle matures and the products become available in other channels of distribution such as retail-oriented locations and through internet service providers. This cycle could affect the frequency of veterinary visits and may result in a reduction in revenue. Demand for vaccinations may also be impacted in the future as protocols for vaccinations change. Vaccinations have been recommended by some in the profession to be given less frequently. This may result in fewer visits and potentially less revenue. Vaccine protocols for our company are currently established by our veterinarians. Some of our veterinarians have changed their protocols and others may change their protocol in light of recent literature.

Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect our operating income.

     Approximately 56% of our expense for the year ended December 31, 2003, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and laboratories. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. We expect to acquire 20 to 25 animal hospitals per year with aggregate annual revenues of approximately $25.0 million, however, based on the opportunity, the number could be higher. Historically we have experienced delays and increased costs in integrating some hospitals primarily where we acquire a large number of hospitals in a single region at or about the same time. In these cases, our field management may spend a predominant amount of time integrating these new hospitals and less time managing our existing hospitals in those regions. During these periods, there may be less attention directed to marketing efforts or staffing issues. In these circumstances, we also have experienced delays in converting the systems of acquired hospitals into our systems, which results in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. These factors have resulted in decreased revenue, increased costs and lower margins. We continue to face risks in connection with our acquisitions including:

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

     At December 31, 2003, our balance sheet reflected $373.2 million of goodwill, which is a substantial portion of our total assets of $554.8 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2003, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

     We have recorded the write-down of goodwill as the result of several events occurring during the three years ended December 31, 2003. These events are described below:

•	sold an animal hospital during each of the years ended December 31, 2003 and 2002, which resulted in the write-down of goodwill in the amount of $50,000 and $74,000, respectively; and

•	relocated certain animal hospitals operated by us and determined that the value of the goodwill for one of our animal hospitals was impaired during the year ended December 31, 2001, which resulted in the write-down of goodwill in the amount of $7.3 million.

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

     At December 31, 2003, our debt, excluding unamortized discounts, consisted of:

•	$145.7 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$1.8 million in principal amount outstanding under our other debt.

     The following table sets forth the scheduled principal and interest payments that are due on our debt for each of the periods indicated (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$317,207	$2,161	$1,900	$18,918	$71,102	$53,126	$170,000
Fixed cash interest expense	102,069	17,282	17,244	17,122	16,822	16,812	16,787
Variable cash interest expense (1)	33,466	6,895	7,902	9,242	7,303	2,124	—
Capital lease obligations	266	244	22	—	—	—	—
Swap agreements (1)	(497)	(266)	(231)	—	—	—	—

	$452,511	$26,316	$26,837	$45,282	$95,227	$72,062	$186,787

(1) We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 2.5%. Including the fixed 2.5%, we estimate that the total interest rate on our variable-rate debt will be 4.8%, 5.5%, 6.5%, 7.5%, and 8.0% for years 2004 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. See Footnote 6, Long-Term Obligations, of our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K for a more detailed discussion of these variable-rate notes.

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

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of December 31, 2003, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of December 31, 2003 we operated 65 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

     Any substantial reduction in the number of available flights or delays in the departure of flights, whether as a result of severe weather conditions, as we recently experienced in the eastern United States, a terrorist attack or any other type of disruption, will disrupt our transportation network and our ability to provide test results in a timely manner. Any change in government regulation related to transporting samples or specimens could also have an impact on our business. In addition, our Test Express service, which services customers outside of major metropolitan areas, is dependent on flight services in and out of Memphis and the transportation network of Federal Express. Any sustained interruption in either flight services in Memphis or the transportation network of Federal Express would result in increased turn-around time for the reporting of test results to customers serviced by our Test Express service.

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

     Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 23.1% of our outstanding common stock. As a result, these stockholders are able to significantly affect our management, our policies and all matters requiring stockholder approval. Our largest stockholder is Leonard Green & Partners, L.P., which owns 16.8% of our common stock. Three of the partners of Leonard Green & Partners, L.P. sit on our seven member board of directors. These directors, along with the two management directors, will be able to significantly affect decisions relating to our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This concentration of ownership may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2003, we had borrowings of $145.7 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into three separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. The third agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $145.7 million to $65.7 million. Accordingly, based on the balances at December 31, 2003, for every 1.0% increase in LIBOR we will pay an additional $657,000 in interest expense per year and for every 1.0% decrease in LIBOR we will save $657,000 in interest expense per year.

     We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VCA ANTECH, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and as discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, as of December 31, 2003. As a result of the adoption of Interpretation No. 46R, the Company’s financial statements for 2002 and 2001 referred to above have been restated to conform with the 2003 presentation.

/s/ KPMG LLP

KPMG LLP

Los Angeles, California
February 23, 2004

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
(In thousands, except par value)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$17,237	$6,462
Trade accounts receivable, less allowance for uncollectible accounts of $6,681 and $6,408 at December 31, 2003 and 2002, respectively	22,335	20,727
Inventory	5,591	5,102
Prepaid expenses and other	3,841	3,541
Deferred income taxes	11,040	9,528
Prepaid income taxes	7,266	7,614

Total current assets	67,310	52,974
Property and equipment, net	99,161	95,303
Other assets:
Goodwill, net	373,238	342,614
Covenants-not-to-compete, net	4,626	4,735
Notes receivable, net	4,218	3,505
Deferred financing costs, net	4,601	6,778
Other	1,649	1,519

Total assets	$554,803	$507,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,403	$9,622
Accounts payable	9,208	10,223
Accrued payroll and related liabilities	15,716	14,734
Accrued interest	1,538	1,565
Other accrued liabilities	15,006	13,464

Total current liabilities	43,871	49,608
Long-term obligations, less current portion	315,066	371,935
Deferred income taxes	24,532	15,376
Other liabilities	3,216	2,007
Mandatorily redeemable partnership interests	2,176	—
Minority interest	4,019	5,416
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, 40,715 and 36,765 shares outstanding as of December 31, 2003 and 2002, respectively	41	37
Additional paid-in capital	244,311	188,941
Accumulated deficit	(82,331)	(125,754)
Accumulated other comprehensive loss — unrealized loss on hedging instruments	(82)	—
Notes receivable from stockholders	(16)	(138)

Total stockholders’ equity	161,923	63,086

Total liabilities and stockholders’ equity	$554,803	$507,428

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share amounts)

	2003	2002	2001
		(Restated)	(Restated)
Revenue	$544,665	$480,868	$435,183
Direct costs (includes non-cash compensation of $1,412 for the year ended December 31, 2001; excludes operating depreciation of $10,910, $9,407 and $8,345 for the years ended December 31, 2003, 2002, and 2001, respectively)	382,156	339,774	317,047
Selling, general and administrative (includes non-cash compensation of $6,199 for the year ended December 31, 2001)	37,113	37,185	38,633
Depreciation and amortization	14,286	12,553	25,166
Agreement termination costs	—	—	17,552
Write-down and loss (gain) on sale of assets	590	(100)	9,079

Operating income	110,520	91,456	27,706
Interest expense	26,474	39,736	43,587
Interest income	387	532	669
Debt retirement costs	9,118	12,840	17,218
Other (income) expense	(118)	145	168

Income (loss) before minority interest and provision (benefit) for income taxes	75,433	39,267	(32,598)
Minority interest in income of subsidiairies	1,633	1,781	1,439

Income (loss) before provision (benefit) for income taxes	73,800	37,486	(34,037)
Provision (benefit) for income taxes	30,377	16,646	(6,614)

Net income (loss)	43,423	20,840	(27,423)
Increase in carrying amount of redeemable preferred stock	—	—	19,151

Net income (loss) available to common stockholders	$43,423	$20,840	$(46,574)

Basic earnings (loss) per common share	$1.08	$0.57	$(2.39)

Diluted earnings (loss) per common share	$1.06	$0.56	$(2.39)

Shares used for computing basic earnings (loss) per share	40,240	36,749	19,509

Shares used for computing diluted earnings (loss) per share	40,873	37,091	19,509

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

				Notes		Accumulated
	Common Stock		Additional Paid-In	Receivable From	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Stockholders	Deficit	Loss	Total
Balances, December 31, 2000	17,524	$175	$19,053	$(518)	$(100,020)	$—	$(81,310)
Net loss	—	—	—	—	(27,423)	—	(27,423)
Cumulative effect of change to a new accounting principle	—	—	—	—	—	(525)	(525)
Unrealized loss on hedging instruments	—	—	—	—	—	(1,498)	(1,498)
Recognized loss on hedging instruments	—	—	—	—	—	168	168
Non-cash compensation	—	—	7,611	—	—	—	7,611
Interest on notes	—	—	—	(46)	—	—	(46)
Exercise of stock options	692	7	543	(100)	—	—	450
Increase in carrying amount of redeemable preferred stock	—	—	—	—	(19,151)	—	(19,151)
Change in par value of common stock	—	(163)	163	—	—	—	—
Issuance of common stock	17,370	17	161,471	—	—	—	161,488
Exercise of stock warrants	1,150	1	(1)	—	—	—	—

Balances, December 31, 2001	36,736	37	188,840	(664)	(146,594)	(1,855)	39,764
Net income	—	—	—	—	20,840	—	20,840
Unrealized gain on hedging instruments	—	—	—	—	—	2,023	2,023
Recognized gain on hedging instruments	—	—	—	—	—	(168)	(168)
Interest on notes	—	—	—	(24)	—	—	(24)
Repayment of notes	—	—	—	550	—	—	550
Exercise of stock options	29	—	101	—	—	—	101

Balances, December 31, 2002	36,765	37	188,941	(138)	(125,754)	—	63,086
Net income	—	—	—	—	43,423	—	43,423
Unrealized loss on hedging instruments loss	—	—	—	—	—	36	36
Recognized gain on hedging instruments	—	—	—	—	—	(118)	(118)
Interest on notes	—	—	—	(6)	—	—	(6)
Repayment of notes	—	—	—	128	—	—	128
Exercise of stock options	150	—	1,051	—	—	—	1,051
Issuance of common stock	3,800	4	54,319	—	—	—	54,323

Balances, December 31, 2003	40,715	$41	$244,311	$(16)	$(82,331)	$(82)	$161,923

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Net income (loss)	$43,423	$20,840	$(27,423)
Other comprehensive income (loss):
Cumulative effect of change to new accounting principle	—	—	(525)
Unrealized gain (loss) on hedging instruments	36	2,023	(1,498)
Recognized (gain) loss on hedging instruments	(118)	(168)	168

Other comprehensive income (loss)	(82)	1,855	(1,855)

Total comprehensive income (loss)	$43,341	$22,695	$(29,278)

Accumulated other comprehensive loss at beginning of year	$—	$(1,855)	$—
Other comprehensive income (loss)	(82)	1,855	(1,855)

Accumulated other comprehensive loss at end of year	$(82)	$—	$(1,855)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$43,423	$20,840	$(27,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,286	12,553	25,166
Amortization of deferred financing costs and debt discount	835	1,518	2,153
Provision for uncollectible accounts	2,897	3,286	3,973
Debt retirement costs	9,118	12,840	17,218
Non-cash compensation	—	—	7,611
Interest paid in kind on 15.5% senior notes	—	8,467	14,528
Agreement termination costs	—	—	9,552
Mandatorily redeemable partnership interests	347	—	—
Write-down of assets	392	—	9,197
Loss (gain) on sale of assets	198	(100)	(118)
Minority interest in income of subsidiaries	1,633	1,781	1,439
Distributions to minority interest partners	(1,723)	(1,824)	(1,635)
Increase in accounts receivable	(3,264)	(5,773)	(6,386)
Decrease (increase) in inventory, prepaid expenses and other assets	(867)	(2,228)	2,348
Increase (decrease) in accounts payable and other accrued liabilities	(2,225)	4,659	(2,055)
Increase in accrued payroll and related liabilities	982	3,017	3,382
Increase (decrease) in accrued interest	(27)	(689)	632
Decrease (increase) in prepaid income taxes	1,249	(4,760)	7,031
Increase in deferred income tax assets	(1,512)	(2,164)	(2,709)
Increase (decrease) in deferred income tax liabilities	10,365	15,699	(6,800)

Net cash provided by operating activities	76,107	67,122	57,104

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(30,749)	(28,321)	(24,306)
Real estate acquired in connection with business acquisitions	(589)	—	(675)
Property and equipment additions, net	(15,433)	(17,912)	(13,481)
Proceeds from sale of assets	547	1,799	1,705
Other	(938)	840	555

Net cash used in investing activities	(47,162)	(43,594)	(36,202)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Cash flows used in financing activities:
Repayment of long-term obligations, including redemption fees	(210,476)	(195,976)	(175,530)
Proceeds from the issuance of long-term debt	146,442	168,061	170,000
Borrowings (repayments) under revolving credit facility	(7,500)	7,500	—
Payment of deferred financing and recapitalization costs	(1,109)	(3,783)	(6,503)
Proceeds from issuance of common stock under stock option plans	150	29	—
Repayment of redeemable preferred stock	—	—	(173,773)
Proceeds from issuance of common stock	54,323	—	161,488

Net cash used in financing activities	(18,170)	(24,169)	(24,318)

Increase (decrease) in cash and cash equivalents	10,775	(641)	(3,416)
Cash and cash equivalents at beginning of year	6,462	7,103	10,519

Cash and cash equivalents at end of year	$17,237	$6,462	$7,103

Supplemental disclosures of cash flow information:
Interest paid	$25,319	$30,440	$26,274
Income taxes paid (refunded)	$20,275	$7,871	$(4,136)
Supplemental schedule of non-cash investing and financing activities:
Additions to capital leases	$173	$—	$—
Detail of acquisitions:
Fair value of assets acquired	$33,527	$28,325	$24,920
Obligations to sellers, notes payable and assumed liabilities	(4,530)	(1,967)	(3,525)

Cash paid and acquisition costs	28,997	26,358	21,395
Cash paid in settlement of certain other obligations to sellers	1,752	1,963	2,911

Total cash paid for acquisitions	$30,749	$28,321	$24,306

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. The Company

     Based in Los Angeles, California, VCA Antech, Inc. (“VCA”), a Delaware corporation, is an animal health care service company with positions in two core businesses, veterinary diagnostic laboratories (“Laboratory”) and animal hospitals (“Animal Hospital”). The Company’s legal structure is comprised of a holding company and an operating company. VCA is the holding company. Vicar Operating, Inc. (“Vicar”) is wholly-owned by VCA and owns the capital stock of all the Company’s subsidiaries. Collectively, VCA and Vicar are referred to as “the Company.” Prior to September 24, 2001, VCA was known as Veterinary Centers of America, Inc.

     The Company operates a full-service veterinary diagnostic laboratory network serving all 50 states. The laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals.

     As of December 31, 2003, the Company operated 23 full-service laboratories. The Laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     The Company’s animal hospitals offer a full range of general medical and surgical services for companion animals. The animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care.

     At December 31, 2003, the Company operated 241 animal hospitals throughout 34 states as follows:

California	48	Ohio*	5
New York*	21	Delaware	4
Florida	18	New Mexico	4
Illinois	17	Connecticut	3
Texas*	12	Minnesota*	3
Michigan	11	Washington*	3
Pennsylvania	11	Hawaii	2
New Jersey*	10	Missouri	2
Maryland	8	Nebraska*	2
Indiana	8	Wisconsin	2
Massachusetts	7	Alabama*	1
Colorado	6	Georgia	1
North Carolina*	6	Louisiana*	1
Virginia	6	South Carolina	1
Alaska	5	Utah	1
Arizona	5	Vermont	1
Nevada	5	West Virginia*	1

* States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.

     The Company was formed in 1986 and was publicly traded from 1991 until September 20, 2000, when the Company completed a recapitalization with certain investors who are affiliated with Leonard Green & Partners, L.P. On November 27, 2001, the Company completed an initial public offering of its common stock.

2. Summary of Significant Accounting Policies

a. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. Significant intercompany transactions and balances have been eliminated.

     The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. As of December 31, 2003, the Company operated in 11 of these states. In these states, instead of providing veterinary services, the Company provides management services to veterinary medical groups. The Company provides management services pursuant to long-term management agreements (the “Management Agreements”) with the veterinary medical groups, ranging from 10 to 40 years with renewal options, where allowable. Pursuant to the Management Agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company is responsible for providing the following services:

•	availability of all facilities and equipment;

•	day-to-day financial and administrative supervision and management;

•	maintenance of patient records;

•	recruitment of veterinary and hospital staff;

•	marketing; and

•	malpractice and general insurance.

     Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities, adopted by the Company in the fourth quarter of 2003, the veterinary medical groups are variable interest entities. As a result of adopting FIN No. 46R, the Company consolidated the veterinary medical groups. All prior periods presented have been restated to conform to the current year presentation.

b. Cash and Cash Equivalents

     The Company considers only highly liquid investments with original maturities of less than 90 days to be cash equivalents. At December 31, 2003, 2002 and 2001, the entire balance was cash.

c. Property and Equipment

     Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	5 to 7 years
Software	3 years
Equipment held under capital leases	5 to 10 years

     Property and equipment at December 31, 2003 and 2002 consisted of (in thousands):

	2003	2002

Land	$20,881	$20,850
Building and improvements	39,467	36,705
Leasehold improvements	29,097	26,192
Furniture and equipment	62,566	56,222
Software	7,218	5,580
Equipment held under capital leases	477	—
Construction in progress	3,186	1,216

Total fixed assets	162,892	146,765
Less - accumulated depreciation	(63,731)	(51,462)

Total fixed assets, net of accumulated depreciation	$99,161	$95,303

     Accumulated depreciation on equipment held under capital leases amounted to $24,000 and $0 at December 31, 2003 and 2002, respectively.

d. Goodwill

     Goodwill represents the purchase price paid and the fair market value of liabilities assumed for laboratory and animal hospital acquisitions in excess of the fair market value of the net assets acquired.

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. In doing so, it determined that it had two reporting units, Laboratory and Animal Hospital. SFAS No. 142 requires that the Company estimate annually the fair market value of its reporting units and compare that estimated fair market value against the net book value of those reporting units to determine if the Company’s goodwill is impaired. At December 31, 2003 and 2002, the Company estimated the fair value of each of its reporting units and determined that the estimated fair value of each exceeded its respective net book value, resulting in a conclusion that the Company’s goodwill was not impaired.

     In accordance with SFAS No. 142, goodwill acquired prior to June 30, 2001 was amortized through December 31, 2001 on a straight-line basis over the expected period to be benefited, not to exceed 40 years; however, this goodwill was no longer amortized beginning January 1, 2002. The following table presents net income (loss) available to common stockholders and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 as if SFAS No. 142 had been adopted as of January 1, 2001 (in thousands, except per share amounts):

	2003	2002	2001

Net income (loss) available to common stockholders	$43,423	$20,840	$(46,574)
Add back goodwill amortization, net of tax	—	—	6,931

Adjusted net income (loss)	$43,423	$20,840	$(39,643)

Basic earnings (loss) per share:
Reported net income (loss)	$1.08	$0.57	$(2.39)
Goodwill amortization, net of tax	—	—	0.36

Adjusted basic earnings (loss) per share	$1.08	$0.57	$(2.03)

Diluted earnings (loss) per share:
Reported net income (loss)	$1.06	$0.56	$(2.39)
Goodwill amortization, net of tax	—	—	0.36

Adjusted diluted earnings (loss) per share	$1.06	$0.56	$(2.03)

     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2002	$85,101	$232,161	$317,262
Goodwill acquired	2,212	23,214	25,426
Goodwill written off related to sale of animal hospital	—	(74)	(74)

Balance as of December 31, 2002	$87,313	$255,301	$342,614
Goodwill acquired	7,457	22,676	30,133
Goodwill related to partnership interests	—	541	541
Goodwill written off related to sale of animal hospital	—	(50)	(50)

Balance as of December 31, 2003	$94,770	$278,468	$373,238

     The Company recorded a write-down of goodwill of $7.3 million during the year ended December 31, 2001. See Footnote 2.l., Write-down of Assets, for additional information.

   e. Other Intangible Assets

     In addition to goodwill, the Company has other intangible assets at December 31, 2003 and 2002 as follows (in thousands):

	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenants-not-to-compete	$10,141	$(5,515)	$4,626	$12,968	$(8,233)	$4,735
Client lists	498	(432)	66	583	(475)	108

Total	$10,639	$(5,947)	$4,692	$13,551	$(8,708)	$4,843

     Covenants-not-to-compete are amortized on a straight-line basis over the term of the agreements, usually three to ten years.

     The following table summarizes the aggregate amortization expense related to other intangible assets for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Aggregate amortization expense (1)	$1,864	$1,764	$6,453

(1)	Does not include goodwill amortization of $9.2 million for the year ended December 31, 2001. There was no goodwill amortization recorded in 2003 or 2002.

     Based on the balances at December 31, 2003, estimated amortization expense for other intangible assets for the next five years is as follows (in thousands):

2004	$1,576
2005	1,188
2006	804
2007	601
2008	210

   f. Notes Receivable

     Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances of $63,000 as of December 31, 2003 and 2002. The notes bear interest at rates varying from 5% to 10% per annum.

   g. Other Revenue

     In September 2000, the Company sold its 50.5% equity interest in Vet’s Choice to Heinz Pet Products (“HPP”). Concurrent with this transaction, HPP entered into a two-year consulting agreement with the Company. The agreement called for an aggregate fee of $5.0 million, $4.0 million of which was recognized as revenue ratably over the life of the agreement and $1.0 million of which will be used for certain marketing obligations under the agreement. Fees earned under these agreements are included in revenue and amounted to $1.5 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively.

   h. Deferred Financing Costs

     Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.3 million and $854,000 as of December 31, 2003 and 2002, respectively. During the three years ended December 31, 2003, the Company:

•	recorded $305,000 and wrote off $1.7 million in deferred financing costs in connection with certain debt transactions in 2003;

•	recorded $1.0 million and wrote off $4.0 million in deferred financing costs in connection with certain debt transactions in 2002; and

•	recorded $4.8 million and wrote off $4.7 million in deferred financing costs in connection with certain debt transactions in 2001.

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

   k. Interest Rate Hedging Agreements

     In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.

     On November 13, 2000, the Company entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, (the “Collar Agreement”). The Collar Agreement was based on the London interbank offer rate (“LIBOR”), reset monthly, and had a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. The Collar Agreement qualified for hedge accounting and the Company considered it a cash flow hedging instrument.

     The Company also entered into no-fee swap agreements (“Swap Agreements”), whereby the Company pays to the counter party amounts based on fixed interest rates and set notional amount in exchange for the receipt of payments from the counter party based on LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs

     Swap #2 and Swap #3 qualify for hedge accounting and the Company considers these to be cash-flow hedging instruments. Prior to May 2003, Swap #1 was also considered to be a cash-flow hedging instrument. At that time, management determined that Swap #1 was no longer an effective tool for mitigating interest rate risk within an acceptable degree of variance because the projected LIBOR rates at May 2003 for the remaining term of the contract, June 2003 through November 2004, were materially different from the LIBOR projections made at the inception of the contract for this same time period. This difference in LIBOR projections was a result of changes in the interest rate environment that occurred from November 2002 through May 2003. As a result of this determination, Swap #1 no longer qualifies for hedge accounting and all changes in its market value are recognized as income or expense in the period of change.

     The Company made payments under its interest rate hedging agreements amounting to $515,000, $2.2 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, resulting from LIBOR being below the fixed interest rate stated in the Swap Agreements and the floor interest rate of 5.9% stated in the Collar Agreement.

     The valuation of the Swap Agreements and the Collar Agreement were determined by the counter parties based on fair market valuations for similar agreements. At December 31, 2003 and 2002, the fair market values of the Swap Agreements resulted in a liability from interest rate hedging activities of $277,000 and $313,000, respectively. These amounts have been reported as part of other accrued liabilities.

     As a result of the Company’s interest rate hedging activities, it recognized an unrealized gain of $118,000 during the year ended December 31, 2003 and unrealized losses of $145,000 and $168,000 during the years ended December 31, 2002 and 2001, respectively. These amounts have been reported as part of other (income) expense.

   l. Write-down of Assets

     During the year ended December 31, 2003, the Company recognized a write-down of assets of $392,000 due to the impairment of the value of one of the Company’s parcels of real estate.

     During the year ended December 31, 2001, the Company recognized a write-down of assets of $9.2 million as a result of the following:

•	a determination that the fair market value of certain properties’ values had been impaired resulting in an impairment charge of $1.6 million;

•	a determination that the carrying value of the goodwill for one of the Company’s animal hospitals was impaired resulting in a write-down of $800,000;

•	the closure of one animal hospital resulting in the write-down of certain assets with a carrying value of $42,000; and

•	the relocation of certain animal hospitals operated by the Company resulting in the write-down of fixed assets, goodwill and other assets with a carrying value of $208,000, $6.5 million and $50,000, respectively.

   m. Loss (Gain) on Sale of Assets

     The following table summarizes the Company’s activities related to the sale of certain assets for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Carrying value of assets sold	$816	$1,699	$1,587
Cash received	(547)	(1,799)	(1,705)
Other consideration received	(71)	—	—

Loss (gain) on sale of assets	$198	$(100)	$(118)

   n. Reclassifications

     Certain prior year balances have been reclassified to conform to the 2003 financial statement presentation.

   o. Revenue Recognition

     Revenue is recognized only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured. Revenue is reported net of sales discounts.

   p. Marketing and Advertising

     Marketing and advertising production and placement costs are expensed as incurred or the first time advertisements are run. Total marketing and advertising expense is included in direct costs and amounted to $5.5 million, $5.0 million, and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

q. Workers’ Compensation Liability

     In the third quarter of 2001, the Company restructured its workers’ compensation insurance policies to a self-insurance retention program. The effect of this restructuring was a shift of the significant portion of the financial risk associated with claims losses from the insurance carrier to the Company, as the insurance carrier bears only the financial risk of large individual losses and large aggregate losses (the “maximum loss pick”).

     The Company estimates what it will ultimately pay out for losses associated with workers’ compensation claims incurred during the policy period and estimates the related expense to be recognized in that period. Claims losses can vary substantially, and because they can take years to develop fully, can be difficult to estimate. These estimates are based on complex judgments regarding the probable number of claims that will be filed and the nature of those claims. The estimate is made as a percentage of payroll and is referred to as the “loss pick.” The estimate of the loss pick is made by reviewing historical data, current trends, the safety environment in the workplace and the effectiveness of the claims handling process.

     The loss pick used to recognize the claims loss portion of workers’ compensation expense for the annual policies ending September 30, 2004, of which expense was only recognized in the fourth quarter of 2003, was 2.10% of payroll, or approximately $1.0 million on a pro rata basis. The maximum loss pick set by the insurance carrier on these policies was 2.82%, or approximately $1.4 million.

     The loss pick used to recognize the claims loss portion of workers’ compensation expense for the annual policies ended September 30, 2003 was 2.10% of payroll, or approximately $3.9 million. The maximum loss pick set by the insurance carrier on these policies was 2.55%, or approximately $4.7 million.

     The loss pick used to recognize the claims loss portion of workers’ compensation expense for the annual policies ended September 30, 2002 was 2.04% of payroll, or approximately $3.4 million. The maximum loss pick set by the insurance carrier on these policies was 2.49%, or approximately $4.2 million.

     The Company pre-funded claims losses to the insurance carrier at a rate less than the Company’s estimated loss pick, resulting in an accrual that is included in other liabilities. If the estimate proves to be incorrect as the claims losses develop over several years, the Company may have to record additional expense up to the maximum loss pick or could experience a reduction in expense if losses are less than estimated.

     The insurance policies in place prior to September 30, 2001 did not have large deductibles, and the Company has accrued for the maximum possible expense under these policies.

   r. Accounting for Stock-Based Compensation

     The Company has granted stock options to various employees under multiple stock option plans and is accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board Opinion (“APB”)

No. 25, Accounting for Stock Issued to Employees. Under that method, when options are issued with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of issuance or thereafter, absent modification to the options. This method is not a fair-value-based method of accounting as defined by SFAS No. 123, Accounting for Stock-Based Compensation. Fair-value-based methods of accounting require compensation expense to be recognized annually equal to the fair market value of the options granted divided by their vesting period. The following table presents net income (loss) and earnings (loss) per common share for the years ended December 31, 2003, 2002 and 2001 as if the Company accounted for its stock options under SFAS No. 123 and the fair-value-based method of accounting (in thousands, except per share amounts):

	2003	2002	2001

As reported	$43,423	$20,840	$(46,574)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(870)	(118)	(32)

Pro forma net income (loss) available to common stockholders	$42,553	$20,722	$(46,606)

Earnings (loss) per common share:
Basic – as reported	$1.08	$0.57	$(2.39)
Basic – pro forma	$1.06	$0.56	$(2.39)
Diluted – as reported	$1.06	$0.56	$(2.39)
Diluted – pro forma	$1.04	$0.56	$(2.39)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model for the year ended December 31, 2003 and 2002 and the minimum value option pricing model for the year ended December 31, 2001 with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	2.8%	3.1%	6.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.0%	25.0%	25.0%
Weighted average fair value	$5.47	$3.95	$0.25
Expected option life (years)	5	5	5

s. Mandatorily Redeemable Partnership Interests

     The Company is party to certain partnerships whereby the Company is required under the terms of the respective partnership agreements to purchase the partner’s equity in the partnership in the event of the partner’s death. The Company is reporting these liabilities as a separate long-term liability on the Company’s consolidated balance sheet. At December 31, 2003, the Company calculated the value of these liabilities to be $2.2 million.

3. Recent Accounting Pronouncements

a. Consolidations of Variable Interest Entities

     In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, requiring that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies are generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary.

     The Company provides management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. As of December 31, 2003, the Company operated in 11 of these states providing management services to veterinary medical groups pursuant to long-term management agreements ranging from 10 to 40 years with renewal options, where allowable. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state. The Company provides administrative and other support services.

     In the fourth quarter of 2003, the Company determined that the veterinary medical groups are variable interest entities as defined by FIN No. 46R, and that it has a variable interest in those entities through its management agreements. The Company also determined that its variable interests, in aggregation with the variable interests held by its related parties, absorbed the majority of the expected losses and residual returns of the veterinary medical groups. Based on these determinations, the Company consolidated the veterinary medical groups in its consolidated financial statements as of and for the year ended December 31, 2003 and has restated its prior periods presented to conform to the current year presentation. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on operating income, net income, earnings per share or cash flows.

  b. Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

      The Company is party to certain partnerships whereby the Company is required under the terms of the respective partnership agreements to purchase the limited partner’s equity in the partnership in the event of the partner’s death. Historically, the Company recognized these liabilities as a component of minority interest, however, in the fourth quarter of 2003, the Company determined that SFAS No. 150 requires the Company to present these liabilities apart from minority interest. The Company calculated the value of these obligations to be $2.2 million, which is reported as mandatorily redeemable partnership interests on the Company’s consolidated balance sheet.

   c. Gains and Losses from Extinguishment of Debt and Capital Leases

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

     Management has concluded that the debt retirement costs the Company incurred do not qualify for extraordinary treatment under APB No. 30 because management has historically changed the Company’s capital structure to take advantage of favorable market conditions and it is probable that it will continue to do so in the future. As a result, these costs for all periods presented have been included as a component of income from recurring operations in the consolidated statements of operations.

   d. Consideration Received from a Vendor

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

     EITF Issue No. 02-16 is effective for changes made to existing agreements or new agreements entered into on or after January 1, 2003. The Company adopted EITF Issue No. 02-16 on January 1, 2003 without a material impact on its financial statements and does not expect it to have a material impact on its consolidated financial statements.

   e. Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 clarifies financial accounting and reporting requirements for derivative instruments and hedging activities as set forth under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

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

       g. Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In January 2003, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002 for periods ending after December 15, 2002. The adoption did not have a material impact on the Company’s consolidated financial statements.

   h. Asset Retirement Obligations

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003 without a material impact on its consolidated financial statements.

4. Related Party Transactions

   a. Transactions with Zoasis

     The Company incurred marketing expense for vaccine reminder and other direct mail services provided by Zoasis Corporation, (“Zoasis”) an internet start-up business that is majority owned by Robert Antin, the Company’s Chief Executive Officer and Chairman. The expense incurred was $993,000, $850,000, and $709,000 for the fiscal years 2003, 2002 and

2001, respectively. The pricing of these services is comparable to prices paid by the Company to independent third parties.

     In 2000, the Company purchased 705,355 shares of the Series A Preferred Stock of Zoasis for $5.0 million and entered into an agreement pursuant to which Zoasis developed and licensed to the Company software that its laboratory operations use to deliver laboratory results to clients over the internet and its animal hospitals use to communicate with vendors in the procurement of operating supplies over the internet.

     In December 2003, the Company entered into an agreement with Zoasis pursuant to which it acquired all of Zoasis’ right, title and interest in and to this software in exchange for the 705,355 shares of Series A Preferred Stock of Zoasis then held by the Company. The value of such stock was written off in 2000 and, consequently, had no value on the Company’s consolidated balance sheet at the time of transfer.

     Concurrently with the purchase of the software, the Company granted to Zoasis a limited, royalty-free, non-exclusive license to the software for internal use by Zoasis. The Company agreed not to grant any other licenses in the software for a period of five years except that it may grant licenses to its affiliates and subsidiaries. Both the Company and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by the Company. The software will be hosted at a third party hosting facility for the benefit of both parties through July 31, 2004 and for up to two successive additional one-year periods at the option of either party. Zoasis is obligated to fund up to $35,000 in hosting fees each month through July 31, 2004 and $10,000 per month thereafter. As the owner of the software, the Company is responsible for the remainder of any such fees.

   b. Related Party Vendors

     Frank Reddick joined the Company as a director in February 2002 and is a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP (“Akin”). Akin provided legal services to the Company during fiscal years 2003 and 2002.

     Patricia Antin, wife of Arthur Antin, was an independent sales representative for Citi Print and Westpro Graphics, both local printing companies. The Company used these companies’ services to print forms and marketing materials for the Company’s hospitals nationwide. Transactions were based on arms-length market prices and the Company had no contractual obligation binding the Company to their services. The Company paid Citi Print and Westpro Graphics $339,000 and $352,000 during the fiscal years 2002 and 2001, respectively. Effective December 31, 2002, Patricia Antin no longer served as a sales representative for any printing arrangement with the Company.

   c. Stockholders Agreement - Call Rights

     On September 20, 2000, the Company entered into a stockholders agreement with each of its stockholders. Under the stockholders agreement, each party to the stockholders agreement had call rights with respect to shares of common stock and stock options held by members of management in the event of termination of employment for any reason. The call rights permitted the Company to repurchase callable shares at $1.00 per share. In connection with the initial public offering, the stockholders agreement was amended such that effective October 1, 2001:

•	call rights expired on one-half of Robert Antin’s shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights expired ratably over a six-month period commencing October 1, 2001;

•	call rights expired on one-half of Arthur Antin’s, Neil Tauber’s and Tomas Fuller’s shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights expired on one-half of those shares on April 1, 2002, and on the remaining one-half on October 1, 2002; and

•	call rights expired on one-half of the other employees’ shares that initially were subject to the stockholders agreement. Of the remaining shares, call rights expired ratably over a 12-month period commencing May 1, 2002.

   d. Non-Competition Agreements

     On September 20, 2000, Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller each entered into non-competition agreements with the Company for a term of three years. In consideration for the execution of the non-competition agreements, the Company paid approximately $6.2 million, $4.0 million, $2.7 million and $2.5 million to Robert Antin, Arthur Antin, Neil Tauber and Tomas Fuller, or their affiliates, respectively. Upon the consummation of the initial public offering in 2001, these non-competition agreements were terminated.

   e. Significant Debt and Stock Transactions

     John Baumer, John Danhakl and Peter Nolan have served on the Company’s board of directors since September 2000 and are each partners of Leonard Green & Partners, L.P. (“LGP”). Melina Higgins served as one of the Company’s directors until January 9, 2003. She is an executive of Goldman, Sachs & Co. (“GS”) and the Chief Financial Officer of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P., both of which held investments in the preferred stock and debt of the Company. An affiliate of Goldman, Sachs & Co. is the syndication agent and a lender under the senior credit facility.

     Prior to the initial public offering on November 27, 2001, affiliates of LGP owned 2,826,000 shares of 14% series A redeemable preferred stock and 2,800,000 shares of 12% series B redeemable preferred stock. Affiliates of GS owned 122,123 shares of 14% series A redeemable preferred stock, 121,000 shares of 12% series B redeemable preferred stock, held approximately $82.5 million aggregate principal amount of senior notes, held approximately $14.2 million aggregate principal amount of senior subordinated notes, and held warrants to purchase 814,575 shares of common stock at an exercise price of $0.0007 per share.

     In 2001, the Company used a significant portion of the proceeds received from the initial public offering and the related debt transactions to redeem all of the outstanding series A and series B redeemable preferred stock and repay $28.9 million in principal amount of the 15.5% senior notes held by GS. In their role as underwriter and syndication agent for the initial public offering and related debt transactions in 2001, GS was paid $6.8 million.

     In November 2001, GS exercised their warrants to purchase 814,575 shares of the Company’s common stock.

     On August 29, 2002, the Company amended its senior credit facility to repay the entire outstanding principal amount of its senior term A and senior term B notes by issuing new senior term C notes. Affiliates of GS held approximately $16.4 million aggregate principal amount of the Company’s senior term C notes. In their role as syndication agent for this debt transaction, GS was paid $329,000.

     On October 24, 2002, the Company borrowed additional senior term C notes and used cash on hand to repay its 13.5% senior subordinated notes and repay a significant portion of its 15.5% senior notes. In connection with this transaction, the Company repaid $14.2 million and $28.0 million in principal amount of the 13.5% senior subordinated notes and 15.5% senior notes, respectively, held by affiliates of GS. In their role as syndication agent for this debt transaction, GS was paid $75,000.

     In February 2003 the Company completed a public offering of its common stock. Pursuant to the registration rights granted in the stockholders agreement, an affiliate of LGP sold 2,611, 202 shares of the Company’s common stock and Robert Antin sold 200,000 shares of common stock at the public offering price of $15.25 per share.

   f. Management Services Agreement

     On September 20, 2000, the Company entered into a 10-year management services agreement with LGP who agreed to provide general investment banking services, management, consulting and financial planning services and transaction-related financial advisory and investment banking services to the Company. During the year ended December 31, 2001, the Company paid management fees to LGP in an aggregate amount of $2.3 million as compensation for general services and normal and customary fees for transaction-related services. Upon the consummation of the initial public offering, the parties agreed to terminate the management services agreement. In connection with the termination, the Company paid LGP $8.0 million.

   g. Corporate Jet

     The Company purchased 50 hours of use of a LGP corporate jet for $125,000 for use by Company personnel for business purposes in situations where private air travel is more efficient than that offered by commercial carriers. The hourly rate charged for the use of this jet is less than prevailing rates available to the Company.

5. Acquisitions

   Primary Acquisitions

     The following table summarizes the acquired animal hospitals and veterinary diagnostic laboratories for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Laboratories:
Acquisitions	7	1	—
Acquisitions relocated into the Company’s laboratories	(3)	(1)	—

	4	—	—

Animal hospitals:
Acquisitions	21	25	21
Acquisitions relocated into the Company’s animal hospitals	(6)	(9)	(6)

	15	16	15

     The following table summarizes the aggregate consideration, including acquisition costs, paid by the Company for its acquisitions and the allocated purchase price for the years ended December 31, 2003, 2002 and 2001 (in thousands):

Consideration:	2003	2002	2001

Cash	$28,753	$24,858	$20,899
Obligation to be settled in cash or common stock	2,250	—	—
Obligations to sellers (1)	1,032	1,620	2,381
Notes payable and other liabilities assumed	444	281	1,144

Total	$32,479	$26,759	$24,424

Purchase Price Allocation:	2003	2002	2001

Goodwill (2)(3)	$29,176	$24,232	$22,466
Other intangible assets	1,711	1,628	1,211
Tangible assets	1,592	899	747

Total	$32,479	$26,759	$24,424

(1)	Represents a portion of the purchase price withheld (the “holdback”) which is used to offset any costs the Company may pay on behalf of the former owner for any liabilities the Company did not assume at the time of acquisition. The unused portion is repaid to the seller after a designated period following the date of acquisition.

(2)	The Company expects that $18.2 million, $12.7 million and $18.9 million of the goodwill recorded for the years ended December 31, 2003, 2002 and 2001, respectively, will be fully deductible for income tax purposes.

(3)	The following table summarizes goodwill assigned to the animal hospital and laboratory segments for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Laboratory	$7,457	$2,211	$—
Animal hospital	21,719	22,021	22,466

Total	$29,176	$24,232	$22,466

Partnership Interests

     During 2003, the Company purchased the total ownership interest of partners in three partially owned subsidiaries of the Company for approximately $1.0 million, consisting of $244,000 in cash, $763,000 in a note payable and $41,000 in the forgiveness of a note owed to the Company by one of the partners. The Company recorded goodwill of $295,000 related to these purchases and expects that it will be fully deductible for income tax purposes.

     During 2002, the Company purchased the partnership interest of several partners that held an interest in certain partially owned subsidiaries of the Company. The Company paid an aggregate consideration of approximately $1.0 million, consisting of $960,000 in cash and $65,000 in notes payable.

  Other Acquisition Payments

     During 2003, 2002 and 2001, the Company paid $1.8 million, $2.0 million, and $2.9 million, respectively, of unused holdbacks to the respective sellers. See Footnote 10.c., Holdbacks, for additional information.

     In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby cash may be issued to former owners of acquired hospitals upon attainment of specified financial criteria over periods of one to three years (“Earn-Out Payments”), as set forth in the respective agreements (the “Earn-Out Arrangements”).

The Earn-Out Arrangements provide for contingent Earn-Out Payments if the acquired entity achieves or exceeds contractually defined revenue targets during the defined earn-out period. The payments are either fixed in amount or are based on a multiple of revenue. When the contingency is resolved and the additional consideration is distributed, the Company records the consideration issued as an additional cost of the acquired entity. Earn-Out Payments in 2002 and 2001 consisted entirely of cash approximating $540,000, and $496,000, respectively. Targets for 2003 Earn-Out Payments were not met and as a result the Company did not make any payments in 2003.

Pro Forma Information

     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming 2003 and 2002 acquisitions occurred at January 1, 2002. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

	For the Years Ended December 31
	2003	2002

	(In thousands, except per share amount)
	(Unaudited)
Revenue	$557,871	$532,392
Net income available to common stockholders	$43,774	$24,022
Basic earnings per share	$1.08	$0.65
Diluted earnings per share	$1.07	$0.64
Shares used for computing basic earning per share	40,397	36,749
Shares used for computing diluted earnings per share	40,976	37,251

6. Long-Term Obligations

     Long-term obligations consisted of the following at December 31, 2003 and 2002 (in thousands):

		2003	2002

Revolving Credit	Revolving line of credit, maturing in 2006, secured
Facility	by assets, variable interest rates (weighted
	average interest rate of 5.1%)	$—	$7,500
Senior Term C	Notes payable, maturing in 2008, secured by
	assets, variable interest rates (weighted average
	interest rate of 4.3% and 4.8% during 2003
	and 2002, respectively)	—	167,283
Senior Term D	Notes payable, maturing in 2008, secured by
	assets, variable interest rates (weighted average
	interest rate of 3.8% during 2003)	145,703	—
9.875% Senior	Notes payable, maturing 2009, unsecured,
Subordinated Notes	fixed interest rate of 9.875%	170,000	170,000
15.5% Senior Notes	Notes payable, maturing in 2010, unsecured,
	fixed interest rate of 15.5%	—	38,137
Secured Seller Notes	Notes payable, various maturities through 2007,
	secured by assets and stock of certain subsidiaries,
	various interest rates ranging from 7.5% to 10.0%	870	1,027
Unsecured Debt	Notes payable, various maturities through 2008,
	various interest rates ranging from 6.0% to 9.7%	634	610
Capital Leases	Capital leases, various maturities through 2005,
	various interest rates ranging from 8.0% to 8.3%	266	—

	Total long-term obligations	317,473	384,557
	Less - unamortized discount	(4)	(3,000)

		317,469	381,557
	Less - current portion	(2,403)	(9,622)

		$315,066	$371,935

     The annual aggregate scheduled maturities of long-term obligations for the five years subsequent to December 31, 2003 are presented below (in thousands):

2004	$2,405
2005	1,922
2006	18,918
2007	71,102
2008	53,126
Thereafter	170,000

$317,473

     The Company has made multiple changes to its capital structure during fiscal years 2003, 2002 and 2001. In 2001, the Company completed an initial public offering and a debt offering. In 2002, the Company amended its Credit and Guarantee Agreement (the “Credit Agreement”) and made a voluntary repayment of certain debt. In 2003, the Company completed an offering of its common stock, made a voluntary repayment of certain debt and amended its Credit Agreement. The following table summarizes the activity of the Company’s long-term obligations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Senior Credit Facility
						Subordinated			Secured
					Revolving	Senior Notes			Seller
	Senior	Senior	Senior	Senior	Credit			Senior	Notes &
	Term A	Term B	Term C	Term D	Facility	13.5%	9.875%	Notes	Other	Total

Balance at December 31, 2000	50,000	200,000	—	—	—	20,000	—	104,306	1,788	$376,094
IPO and debt offering	(24,126)	(75,874)	—	—	—	(5,000)	170,000	(59,164)	—	5,836
PIK interest	—	—	—	—	—	—	—	14,528	—	14,528
Principal payments	(1,762)	(2,884)	—	—	—	—	—	—	(302)	(4,948)

Balance at December 31, 2001	24,112	121,242	—	—	—	15,000	170,000	59,670	1,486	391,510
Principal payments	(1,523)	(770)	(778)	—	—	—	—	—	(354)	(3,425)
PIK interest	—	—	—	—	—	—	—	8,467	—	8,467
Amended Credit Agreement	(22,589)	(120,472)	143,061	—	—	—	—	—	—	—
Voluntary repayment	—	—	25,000	—	—	(15,000)	—	(30,000)	—	(20,000)
New debt, net of principal payments	—	—	—	—	7,500	—	—	—	505	8,005

Balance at December 31, 2002	—	—	167,283	—	7,500	—	170,000	38,137	1,637	384,557
Principal payments	—	—	(841)	(739)	(7,500)	—	—	—	(645)	(9,725)
Public offering	—	—	—	—	—	—	—	(38,137)	—	(38,137)
Voluntary repayment	—	—	(20,000)	—	—	—	—	—	—	(20,000)
Amended Credit Agreement	—	—	(146,442)	146,442	—	—	—	—	—	—
New debt, net of principal payments	—	—	—	—	—	—	—	—	778	778

Balance at December 31, 2003	$—	$—	$—	$145,703	$—	$—	$170,000	$—	$1,770	$317,473

     The following table summarizes the Company’s debt retirement costs related to the major changes in its capital structure for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Senior	13.5% Senior
	Credit	Subordinated	15.5%
	Facility	Notes	Senior Notes	Total

2003
Public offering	$—	$—	$7,417	$7,417
Voluntary repayment and amended Credit Agreement	1,701	—	—	1,701

	$1,701	$—	$7,417	$9,118

2002
Amended Credit Agreement	$3,391	$—	$—	$3,391
Voluntary repayment	—	3,586	5,863	9,449

	$3,391	$3,586	$5,863	$12,840

2001
IPO and debt offering	$—	5,028	12,190	17,218

	$—	$5,028	$12,190	$17,218

     The following table summarizes the Company’s interest expense for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Revolving Credit Facility	$27	$4	$—
Senior Term A	—	777	3,645
Senior Term B	—	4,617	15,760
Senior Term C	4,648	2,546	—
Senior Term D	2,061	—	—
13.5% Subordinated Senior Notes	—	1,648	2,654
9.875% Subordinated Senior Notes	16,788	16,788	1,585
15.5% Senior Notes	522	8,765	16,044
Interest rate hedging agreements	515	2,276	1,176
Amortization of deferred financing costs and debt discount	835	1,518	2,153
Secured Seller Notes & Other	731	797	570
Partnership Interests	347	—	—

Total interest expense	$26,474	$39,736	$43,587

   Senior Credit Facility

     As part of the recapitalization on September 20, 2000, Vicar entered into a Credit Agreement with various lenders for $300.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent, and Wells Fargo Bank, N.A. as the administrative agent. The original Credit Agreement included a $50.0 million revolving credit facility as well as the senior term A and B notes. The revolving credit facility allows the Company to borrow up to an aggregate principal amount of $50.0 million and may be used to borrow, on a same-day notice under a “swing line,” the lesser of (1) $5.0 million or (2) the aggregate unused amount of the revolving credit facility then in effect. As of December 31, 2003, the Company had no borrowings outstanding under the revolving credit facility.

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

     On August 19, 2003, the Company amended its Credit Agreement to retire its existing senior term C notes with $20.0 million of cash on-hand and $146.4 million received from the issuance of new senior term D notes, which bear an interest rate margin of 2.5% compared to 3.0% for the senior term C notes.

     Interest Rate. In general, borrowings under the Credit Agreement bear interest, at the Company’s option, on either:

•	the base rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 1.00% to 2.25% per annum for the senior term A notes and the revolving credit facility, a margin of 2.75% per annum for the senior term B notes, a margin of 2.00% per annum for the senior term C notes and a margin of 1.50% per annum for the senior term D notes; or

•	the adjusted eurodollar rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 2.00% to 3.25% per annum for the senior term A notes and the revolving credit facility, a margin of 3.75% per annum for the senior term B notes, a margin of 3.00% per annum for the senior term C notes and a margin of 2.50% for the senior term D notes.

     The base rate is the higher of (a) Wells Fargo’s prime rate or (b) the Federal funds rate plus 0.5%. The adjusted eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities.”

     Swing line borrowings bear interest at the base rate, plus a margin ranging from 1.00% to 2.25%, as defined in the Credit Agreement.

     Maturity and Principal Payments. The revolving credit facility matures on September 20, 2006. The senior term D notes mature on September 30, 2008. Principal payments on the revolving credit facility are made at the Company’s discretion with the entire unpaid amount due at maturity. The remaining principal payments on the senior term D notes are paid quarterly with the annual aggregate scheduled maturities as follows (in thousands):

	2004	2005	2006	2007	2008	Total

Senior Term D	$1,479	$1,479	$18,814	$70,818	$53,113	$145,703

     Starting December 31, 2002, as defined in the Credit Agreement, mandatory prepayments are due on the senior term notes if the Company’s cash and cash equivalents exceed a defined amount. These payments reduce on a pro rata basis the remaining scheduled principal payments. At December 31, 2003 and 2002, the Company’s cash and cash equivalents did not exceed the defined amount. All outstanding indebtedness under the Credit Agreement may be voluntarily prepaid in whole or in part without premium or penalty.

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

     Debt Covenants. The Credit Agreement contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the Credit Agreement has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends on all classes of stock. Management of the Company believes the most restrictive covenant is the fixed charge coverage ratio. At December 31, 2003, the Company had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

   9.875% Senior Subordinated Notes

     Concurrent with the consummation of the initial public offering on November 27, 2001, Vicar issued $170.0 million in principal amount of 9.875% senior subordinated notes due 2009 with Chase Manhattan Bank and Trust Company, N.A., as trustee. On June 13, 2002, the notes were exchanged for substantially similar securities that are registered under the Securities Act.

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

   13.5% Senior Subordinated Notes

     As part of the recapitalization on September 20, 2000, Vicar issued $20.0 million in principal amount of 13.5% senior subordinated notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

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

   15.5% Senior Notes

     As part of the recapitalization on September 20, 2000, VCA issued $100.0 million in principal amount of 15.5% senior notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

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

     As part of the secondary offering on February 4, 2003, the Company repaid the entire $38.1 million principal amount outstanding under its 15.5% senior notes at a redemption price of 110%.

     Interest Rate and Discounts. Interest on the 15.5% senior notes was payable semi-annually in arrears, at the rate of 15.5% per annum; provided that on any semi-annual interest payment date prior to September 20, 2005, the Company had the option to pay all or any portion of the interest payable on said date by issuing additional 15.5% senior notes in a principal amount equal to the interest; and further provided, however, that if the Company failed to meet specified obligations to holders of the 15.5% senior notes as set forth in a registration rights agreement dated as of September 20, 2000, interest on the 15.5% senior notes could increase by up to 1% per annum. The Company issued an aggregate of $25.9 million in principal amount of additional 15.5% senior notes to pay interest since the issue date.

     The 15.5% senior notes had an effective interest rate of 17.5% during the years ended December 31, 2003 and 2002 and 16.8% during the year ended December 31, 2001. The 15.5% senior notes were reported net of a discount of $3.0 million at December 31, 2002.

     Guarantee. The 15.5% senior notes were general, unsecured and unsubordinated obligations that were not guaranteed by Vicar and its wholly-owned subsidiaries, nor was Vicar and its wholly-owned subsidiaries an obligor of these notes.

   Fair Value of the Company’s Debt

     The following disclosure of the estimated fair value of the Company’s debt is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company used available market information and appropriate valuation methodologies to determine the estimated fair value amounts. Considerable judgment is required to develop the estimates of fair value, and the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The following table is as of December 31, 2003 and 2002 (in thousands):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed-rate long-term debt	$171,770	$174,837	$209,774	$219,170
Variable-rate long-term debt	$145,703	$145,703	$174,783	$174,783

     The estimated fair value of the Company’s fixed-rate long-term debt is based on market value or LIBOR plus an estimated spread at December 31, 2003 and December 31, 2002 for similar securities with similar remaining maturities. The carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

7. Redeemable Preferred Stocks

     The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 11,000,000 shares of preferred stock with a par value of $0.001 per share.

     During a significant portion of 2001, the Company had outstanding 2,998,408 shares of Series A Senior Redeemable Exchangeable Cumulative Preferred Stock (“Series A Preferred Stock”), par value $0.01 per share, and 2,970,822 shares of Series B Junior Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”), par value $0.01 per share. The Series A and Series B Preferred Stock earned dividends at the rate of 14% and 12% per annum of the liquidation preference, respectively. The liquidation preference and redemption value for both the Series A and Series B Preferred Stock was the sum of $25.00 per share plus accrued and unpaid dividends less any special dividend paid. Holders of Series A and Series B Preferred Stock were entitled to receive dividends, whether or not declared by the Board of Directors, out of funds legally available. Dividends were payable in cash on a quarterly basis. If dividends were not paid when due, the amount payable was added to the liquidation preference and redemption value. For the year ended December 31, 2001 dividends earned but not paid were $19.2 million. These dividends were recorded as an increase to preferred stock and a corresponding decrease to retained earnings.

     As part of the initial public offering and debt offering on November 27, 2001, the Company redeemed all its outstanding Series A and Series B Preferred Stock.

8. Common Stock

     The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock with a par value of $0.001 per share.

  Initial Public Offering

     On November 27, 2001, the Company completed an initial public offering of 16,000,000 shares of its common stock at $10.00 per share, which generated net proceeds of approximately $148.7 million. In addition, during December 2001, the Company’s underwriters exercised their over-allotment option to purchase an additional 1,370,000 shares of the Company’s common stock at $10.00 per share, which generated net proceeds of approximately $12.8 million.

     The Company applied the net proceeds from the initial public offering and the sale of the 9.875% senior subordinated notes, plus cash on hand, as follows:

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

     Affiliates of Leonard Green & Partners and Robert Antin, CEO, President and Chairman of the Board of the Company, purchased 2,000,000 and 40,000 additional shares of the common stock, respectively, in the initial public offering.

     In connection with the recapitalization on September 20, 2000, the Company issued warrants to certain investors to purchase 1,149,990 shares of the Company’s common stock. The warrants allowed the holders to purchase the Company’s common stock at a price equal to $0.0007 per share. The Company valued these warrants at their fair market value on the date of issuance at $1.1 million, which was recorded as part of stockholders’ equity. In November 2001, the investors exercised their warrants to purchase 1,149,871 shares of the Company’s common stock utilizing the remaining 119 warrants to pay the exercise price.

   Public Offering

     On February 4, 2003, the Company completed a secondary offering of 10,050,000 shares of its common stock. In addition, on February 25, 2003, the Company’s underwriters exercised their over-allotment option to purchase an additional 1,507,500 shares. In conjunction with these transactions, the Company sold 3,800,000 primary shares of its common stock in exchange for net proceeds of approximately $54.3 million. The Company used approximately $42.7 million of the net proceeds to voluntarily retire the remaining principal amount outstanding of its 15.5% senior notes due 2010 at a price of 110% of the principal amount plus accrued an unpaid interest.

   Dividends

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

9. Stock-Based Compensation Plans

     Stock options issued under the 1996 Stock Incentive Plan (“the 1996 Plan”) vest ratably over four years from the date of grant with an exercise price of $1.00 and expire in 2010, 10 years from the date of grant. The 1996 Plan was amended in 2001, which provided that no additional incentive or nonqualified stock options may be granted. At December 31, 2003, options to purchase 447,756 shares of common stock were outstanding under the 1996 Plan.

     In August 2001, the Company’s Board of Directors approved the 2001 Stock Incentive Plan (the “2001 Plan”) that provides for the granting of incentive or nonqualified stock options to directors, officers, key employees or consultants of the Company. In 2003, the 2001 Plan was amended to increase the number of shares reserved and authorized for issuance to 3,500,000.

     During the year ended December 31, 2002, the Company issued the following stock options under the 2001 Plan:

•	30,000 stock options with an exercise price of $12.52 and expire in 2012; one-half vest in February 2003 and the other one-half vest in February 2004;

•	20,000 stock options with an exercise price of $13.75 and expire in 2012; vest ratably over a 24-month period commencing September 2002; and

•	1,300,000 stock options with an exercise price of $14.00 and expire in 2012; one-quarter vest in January 2004 and the remaining vest over a 36-month period commencing in February 2004.

     During the year ended December 31, 2003, the Company issued the following stock options under the 2001 Plan:

•	10,000 stock options with an exercise price of $14.96 and expire in 2013; vest in February 2004;

•	50,000 options with an exercise price of $15.94 and expire in 2013; vest ratably over a 36-month period commencing April 2005.

     At December 31, 2003, options to purchase 1,395,000 shares of common stock were outstanding under the 2001 Plan.

     The table below summarizes the transactions in the Company’s stock option plans (in thousands, except per share amounts):

		Weighted Avg.
	Shares	Exercise Price

Options outstanding at December 31, 2000	1,328	$1.00
Exercised	(692)	$1.00
Canceled	(2)	$1.00

Options outstanding at December 31, 2001	634	$1.00
Granted	1,350	$13.96
Exercised	(29)	$1.00
Canceled	(3)	$1.00

Options outstanding at December 31, 2002	1,952	$9.97
Granted	60	$15.78
Exercised	(150)	$1.00
Canceled	(19)	$11.16

Options outstanding at December 31, 2003	1,843	$10.87

     The following table summarizes information about the options outstanding as of December 31, 2003 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable

		Weighted Avg.
		Remaining
	Number	Contractual	Weighted Avg.	Number	Weighted Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$1.00	448	6.72	$1.00	254	$1.00
$12.52-$15.94	1,395	8.95	$14.04	28	$13.09

     In connection with the recapitalization on September 20, 2000, certain of the Company’s employees elected to exchange their stock options for newly issued stock options. The number of stock options issued to each employee was equal to the intrinsic value of their old stock options divided by the strike price of the new stock options ($0.20). These stock options were accounted for as variable awards. As a result of an increase in the estimated market value of the Company’s common stock, the Company recorded a non-cash compensation charge of $7.6 million during the year ended December 31, 2001. In August 2001, 691,875 of the new options were exercised and 1,995 were cancelled, leaving none outstanding as of December 31, 2001.

10. Commitments and Contingencies

   a. Leases

     The Company operates many of its animal hospitals from premises that are leased from the hospitals’ previous owners under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include purchase options which can be exercised at the Company’s discretion at various times within the lease terms.

     The annual lease payments under the lease agreements have provisions for annual increases based on the Consumer Price Index or other amounts specified within the lease contracts.

     The future minimum lease payments on operating leases at December 31, 2003, including renewal option periods, are as follows (in thousands):

2004	$16,008
2005	15,861
2006	15,642
2007	15,481
2008	15,172
Thereafter	166,220

     Rent expense totaled $16.4 million, $14.2 million, and $12.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Rental income totaled $367,000, $392,000, and $176,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

   b. Earn-out Payments

     In connection with certain acquisitions, the Company assumed certain contractual arrangements whereby additional cash may be paid to former owners of acquired hospitals upon attainment of specified financial criteria over periods of one to three years, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, the Company will be obligated to make cash payments in 2004 and 2005 of approximately $415,000 and $665,000, respectively.

   c. Holdbacks

     In connection with certain acquisitions, the Company withheld a portion of the purchase price (the “holdback”). The holdback is used to offset any costs the Company may pay on behalf of the former owner for any liabilities the Company did not assume at the time of acquisition. The amounts held accrue interest not to exceed 7% per annum and are payable within a twelve to eighteen-month period. The total outstanding holdbacks at December 31, 2003 were approximately $3.0 million and are included in other accrued liabilities.

   d. Officers’ Compensation

     Each of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President of Development has entered into employment agreements with the Company. The agreements also call for annual bonuses based on annual performance goals to be set by the compensation committee of the Board of Directors.

     As of any given date, unless any of those agreements are sooner terminated pursuant to their respective provisions, the Chief Executive Officer has five years remaining under the term of his employment agreement, the Chief Operating Officer has three years remaining under the term of his employment agreement, and the Chief Financial Officer has two years remaining under the term of his employment agreement. The Senior Vice President of Development’s current employment agreement expires in September 2004. In addition, these employment agreements provide for certain payments in the event an officer’s employment with the Company is terminated.

     In the event any of these officers’ employment is terminated due to death or disability, each officer, or their estate, is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

     In the event any of these officers terminate their employment agreements for cause, the Company terminates any of their employment agreements without cause or a change of control occurs (in which case such employment agreements terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, an amount based on past bonuses, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

     In the event of a change of control, in which case all of these employment agreements would terminate simultaneously, collective cash payments would be made to these officers. In addition, if any of the amounts payable to these officers under these provisions constitute “excess parachute payments” under the Internal Revenue Code, each officer is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

e. State Laws

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of December 31, 2003, the Company operated 65 animal hospitals in 11 states with these laws, including 21 in New York. The Company may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, the Company may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could have a material adverse effect, particularly if the Company were unable to restructure its operations to comply with the requirements of that state.

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

f. Other Contingencies

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not have a material adverse effect on the Company’s financial position or results of operations.

11. Calculation of Per Share Amounts

     A reconciliation of the income (loss) and common shares used in the computations of the basic and diluted earnings (loss) per common share for the years ended December 31, 2003, 2002 and 2001 follows (in thousands, except per share amounts):

	2003	2002	2001

Net income (loss)	$43,423	$20,840	$(27,423)
Increase in carrying amount of redeemable preferred stock	—	—	19,151

Net income (loss) available to common stockholders (basic and diluted)	$43,423	$20,840	$(46,574)

Weighted average common shares outstanding:
Basic	40,240	36,749	19,509
Effect of dilutive common stock equivalents:
Stock options	579	342	—
Contracts that may be settled in stock or cash	54	—	—

Diluted	40,873	37,091	19,509

Basic earnings (loss) per common share	$1.08	$0.57	$(2.39)

Diluted earnings (loss) per common share	$1.06	$0.56	$(2.39)

     As of December 31, 2001, 633,795 stock options with an exercise price of $1.00 were outstanding. These stock options were not included in the computation of diluted loss per common share because conversion would have an antidilutive effect on diluted loss per common share for this period.

12. Income Taxes

     The provision (benefit) for income taxes is comprised of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Federal:
Current	$17,036	$2,543	$803
Deferred	7,528	10,143	(8,366)

	24,564	12,686	(7,563)

State:
Current	4,485	2,575	2,090
Deferred	1,328	1,385	(1,141)

	5,813	3,960	949

	$30,377	$16,646	$(6,614)

     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

     The net deferred income tax assets (liabilities) at December 31, 2003 and 2002 is comprised of (in thousands):

	2003	2002

Current deferred income tax assets (liabilities):
Accounts receivable	$2,580	$2,576
State taxes	126	(162)
Other liabilities and reserves	7,313	6,101
Start-up costs	66	66
Other assets	(320)	(328)
Inventory	1,275	1,275

Total current deferred income tax assets, net	$11,040	$9,528

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$2,605	$3,991
Write-down of assets	1,806	1,899
Start-up costs	302	302
Other assets	3,060	5,252
Intangible assets	(29,171)	(21,947)
Property and equipment	(529)	(1,597)
Unrealized loss on investments	2,050	2,588
Valuation allowance	(4,655)	(5,864)

Total non-current deferred income tax liabilities, net	$(24,532)	$(15,376)

     Under the Tax Reform Act of 1986, the utilization of Federal net operating loss (“NOL”) carryforwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Management believes that past mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment related expenditures where the realization of this deduction is uncertain at this time. Also, based on the weight of available evidence and pursuant to SFAS No. 109, we reduced and reclassified the valuation allowance to other long-term liabilities in the amount of $1.2 million and $2.0 million during the years ended December 31, 2003 and 2002, respectively. This amount accounts for the differences between the probable tax bases and as filed tax bases of assets and liabilities.

     At December 31, 2003, the Company had Federal NOL carryforwards of approximately $6.6 million, comprised mainly of NOL carryforwards acquired in the past. We expect to utilize all of these loss carryforwards. These NOLs expire at various dates through 2010.

     A reconciliation of the provision (benefit) for income taxes to the amount computed at the Federal statutory rate for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Federal income tax at statutory rate	35%	35%	(35)%
Effect of amortization of intangibles	—	1	4
State taxes, net of Federal benefit	6	6	(2)
Write-down of zero tax basis assets	—	—	7
Non-cash compensation charges	—	—	9
Additional federal taxes	2	5	—
Litigation charges	—	2	—
Valuation allowance	(2)	(5)	(2)

	41%	44%	(19)%

13.     401(k) Plan

     During 1992, the Company established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with the Company and provides the annual matching contributions by the Company at the discretion of the Company’s Board of Directors. The Company’s expense for matching contributions to its voluntary retirement plan approximated $683,000, $746,000 and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

14. Lines of Business

     During the three years ended December 31, 2003, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other two segments and recognizes revenue associated with consulting agreements.

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

     The following is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

2003
Revenue	$178,812	$376,040	$—	$(10,187)	$544,665
Direct costs (excluding operating depreciation)	99,926	292,417	—	(10,187)	382,156
Selling, general and administrative	11,390	10,293	15,430	—	37,113
Depreciation /amortization expense	3,141	9,633	1,512	—	14,286
Write-down and loss on sale of assets	151	319	120	—	590

Operating income (loss)	$64,204	$63,378	$(17,062)	$—	$110,520

Identifiable assets	$130,799	$374,940	$49,064	$—	$554,803
Capital expenditures	$3,406	$10,349	$1,678	$—	$15,433
2002
Revenue	$154,436	$334,041	$1,500	$(9,109)	$480,868
Direct costs (excluding operating depreciation)	88,002	260,881	—	(9,109)	339,774
Selling, general and administrative	10,292	9,808	17,085	—	37,185
Depreciation /amortization expense	2,821	8,350	1,382	—	12,553
Loss (gain) on sale of assets	27	(11)	(116)	—	(100)

Operating income (loss)	$53,294	$55,013	$(16,851)	$—	$91,456

Identifiable assets	$117,443	$350,980	$39,005	$—	$507,428
Capital expenditures	$6,329	$10,254	$1,329	$—	$17,912
2001
Revenue	$134,711	$305,934	$2,000	$(7,462)	$435,183
Direct costs (excluding operating depreciation)	81,996	242,513	—	(7,462)	317,047
Selling, general and administrative	11,434	12,323	14,876	—	38,633
Depreciation /amortization expense	4,657	14,491	6,018	—	25,166
Agreement termination costs	—	—	17,552	—	17,552
Write-down and (gain) on sale of assets	—	(118)	9,197	—	9,079

Operating income (loss)	$36,624	$36,725	$(45,643)	$—	$27,706

Identifiable assets	$110,466	$322,657	$35,398	$—	$468,521
Capital expenditures	$1,944	$9,075	$2,462	$—	$13,481

     Corporate operating loss includes salaries and other administrative expenses related to the executive, finance, accounting, human resources, marketing, purchasing, information technology and regional operational management functions that support the Laboratory and Animal Hospital segments.

     The following is a reconciliation between total segment operating income after eliminations and consolidated income (loss) before provision for income taxes as reported on the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Total segment operating income after elimination	$110,520	$91,456	$27,706
Interest expense	26,474	39,736	43,587
Interest income	387	532	669
Debt retirement costs	9,118	12,840	17,218
Minority interest in income of subsidiaries	1,633	1,781	1,439
Other (income) expense	(118)	145	168

Income (loss) before provision for income taxes	$73,800	$37,486	$(34,037)

15. Condensed, Consolidating Information

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$14,883	$2,244	$110	$—	$17,237
Trade accounts receivable, net	—	6	21,790	539	—	22,335
Inventory	—	—	5,215	376	—	5,591
Prepaid expenses and other	—	2,607	1,013	221	—	3,841
Deferred income taxes	—	11,040	—	—	—	11,040
Prepaid income taxes	—	7,266	—	—	—	7,266

Total current assets	—	35,802	30,262	1,246	—	67,310
Property and equipment, net	—	6,692	90,933	1,536	—	99,161
Other assets:
Goodwill, net	—	—	351,130	22,108	—	373,238
Covenants-not-to-compete, net	—	—	4,050	576	—	4,626
Notes receivable, net	30	1,927	880	2,296	(915)	4,218
Deferred financing costs, net	—	4,601	—	—	—	4,601
Other	—	12	1,637	—	—	1,649
Investment in subsidiaries	203,141	313,565	25,109	—	(541,815)	—

Total assets	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

Current liabilities:
Current portion of long-term obligations	$—	$1,544	$859	$—	$—	$2,403
Accounts payable	—	7,295	1,913	—	—	9,208
Accrued payroll and related liabilities	—	7,837	7,541	338	—	15,716
Accrued interest	—	1,517	16	5	—	1,538
Other accrued liabilities	—	10,590	4,423	(7)	—	15,006

Total current liabilities	—	28,783	14,752	336	—	43,871
Long-term obligations, less current portion	—	314,451	1,530	—	(915)	315,066
Deferred income taxes	—	24,532	—	—	—	24,532
Other liabilities	—	3,216	—	—	—	3,216
Mandatorily redeemable partnership interests	—	—	2,176	—	—	2,176
Intercompany payable/(receivable)	41,248	(211,524)	171,978	(1,702)	—	—
Minority interest	—	—	—	—	4,019	4,019
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	244,311	—	—	—	—	244,311
Accumulated equity (deficit)	(82,331)	203,223	313,565	29,128	(545,916)	(82,331)
Accumulated other comprehensive loss - unrealized loss on hedging instruments	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(16)	—	—	—	—	(16)

Total stockholders’ equity	161,923	203,141	313,565	29,128	(545,834)	161,923

Total liabilities and stockholders’ equity	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$5,083	$1,233	$146	$—	$6,462
Trade accounts receivable, net	—	5	20,085	637	—	20,727
Inventory	—	—	4,706	396	—	5,102
Prepaid expenses and other	—	2,684	708	149	—	3,541
Deferred income taxes	—	9,528	—	—	—	9,528
Prepaid income taxes	—	7,614	—	—	—	7,614

Total current assets	—	24,914	26,732	1,328	—	52,974
Property and equipment, net	—	6,727	86,077	2,499	—	95,303
Other assets:
Goodwill, net	—	—	321,887	20,727	—	342,614
Covenants-not-to-compete, net	—	—	4,098	637	—	4,735
Notes receivable, net	139	447	1,160	1,759	—	3,505
Deferred financing costs, net	386	6,392	—	—	—	6,778
Other	—	—	1,519	—	—	1,519
Investment in subsidiaries	155,115	239,671	23,403	—	(418,189)	—

Total assets	$155,640	$278,151	$464,876	$26,950	$(418,189)	$507,428

Current liabilities:
Current portion of long-term obligations	$—	$9,240	$382	$—	$—	$9,622
Accounts payable	—	6,706	3,517	—	—	10,223
Accrued payroll and related liabilities	—	7,068	7,339	327	—	14,734
Accrued interest	—	1,547	18	—	—	1,565
Other accrued liabilities	—	10,325	3,124	15	—	13,464

Total current liabilities	—	34,886	14,380	342	—	49,608
Long-term obligations, less current portion	35,145	335,895	895	—	—	371,935
Deferred income taxes	—	15,376	—	—	—	15,376
Other liabilities	—	2,007	—	—	—	2,007
Intercompany payable/(receivable)	57,409	(265,128)	209,930	(2,211)	—	—
Minority interest	—	—	—	—	5,416	5,416
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	37	—	—	—	—	37
Additional paid-in capital	188,941	—	—	—	—	188,941
Accumulated equity (deficit)	(125,754)	155,115	239,671	28,819	(423,605)	(125,754)
Notes receivable from stockholders	(138)	—	—	—	—	(138)

Total stockholders’ equity	63,086	155,115	239,671	28,819	(423,605)	63,086

Total liabilities and stockholders’ equity	$155,640	$278,151	$464,876	$26,950	$(418,189)	$507,428

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$504,089	$41,527	$(951)	$544,665
Direct costs	—	—	350,891	32,216	(951)	382,156
Selling, general and administrative	—	15,430	20,154	1,529	—	37,113
Depreciation andamortization	—	1,512	12,139	635	—	14,286
Write down and loss on sale of assets	—	120	470	—	—	590

Operating income (loss)	—	(17,062)	120,435	7,147	—	110,520
Interest expense, net	523	25,203	551	(190)	—	26,087
Debt retirement costs	7,417	1,701	—	—	—	9,118
Other income	—	(118)	—	—	—	(118)
Equity interest in income of subsidiaries	48,108	73,894	5,704	—	(127,706)	—

Income before minority interest and provision (benefit) for income taxes	40,168	30,046	125,588	7,337	(127,706)	75,433
Minority interest in income of subsidiaries	—	—	—	—	1,633	1,633

Income before provision (benefit) for income taxes	40,168	30,046	125,588	7,337	(129,339)	73,800
Provision (benefit) for income taxes	(3,255)	(18,062)	51,694	—	—	30,377

Net income	$43,423	$48,108	$73,894	$7,337	$(129,339)	$43,423

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$1,500	$439,007	$41,269	$(908)	$480,868
Direct costs	—	—	308,878	31,804	(908)	339,774
Selling, general and administrative	—	17,085	18,691	1,409	—	37,185
Depreciation and amortization	—	1,382	10,466	705	—	12,553
Loss (gain) on sale of assets	—	(116)	13	3	—	(100)

Operating income (loss)	—	(16,851)	100,959	7,348	—	91,456
Interest expense, net	8,679	30,552	93	(120)	—	39,204
Debt retirement costs	5,863	6,977	—	—	—	12,840
Other expense	—	145	—	—	—	145
Equity interest in income of subsidiaries	29,420	60,217	5,687	—	(95,324)	—

Income before minority interest and provision (benefit) for income taxes	14,878	5,692	106,553	7,468	(95,324)	39,267
Minority interest in income of subsidiaries	—	—	—	—	1,781	1,781

Income before provision (benefit) for income taxes	14,878	5,692	106,553	7,468	(97,105)	37,486
Provision (benefit) for income taxes	(5,962)	(23,728)	46,336	—	—	16,646

Net income	$20,840	$29,420	$60,217	$7,468	$(97,105)	$20,840

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2001
(In thousands)

			Guarantor	Non- Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$2,000	$399,554	$34,280	$(651)	$435,183
Direct costs	—	—	291,391	26,307	(651)	317,047
Selling, general and administrative	—	14,876	22,648	1,109	—	38,633
Depreciation and amortization	—	6,018	18,100	1,048	—	25,166
Write-down and (gain) on sale of assets	—	9,197	(118)	—	—	9,079
Agreement termination costs	—	17,552	—	—	—	17,552

Operating income (loss)	—	(45,643)	67,533	5,816	—	27,706
Interest expense, net	16,142	26,687	(3)	92	—	42,918
Debt retirement costs	12,189	5,029	—	—	—	17,218
Other expense	—	168	—	—	—	168
Equity interest in income (loss) of subsidiaries	(10,024)	38,782	4,285	—	(33,043)	—

Income (loss) before minority interest and provision (benefit) for income taxes	(38,355)	(38,745)	71,821	5,724	(33,043)	(32,598)
Minority interest in income of subsidiaries	—	—	—	—	1,439	1,439

Income (loss) before provision (benefit) for income taxes	(38,355)	(38,745)	71,821	5,724	(34,482)	(34,037)
Provision (benefit) for income taxes	(10,932)	(28,721)	33,039	—	—	(6,614)

Net income (loss)	$(27,423)	$(10,024)	$38,782	$5,724	$(34,482)	$(27,423)

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$43,423	$48,108	$73,894	$7,337	$(129,339)	$43,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(48,108)	(73,894)	(5,704)	—	127,706	—
Depreciation and amortization	—	1,512	12,139	635	—	14,286
Amortization of deferred financing costs and debt discount	14	821	—	—	—	835
Provision for uncollectible accounts	—	—	2,567	330	—	2,897
Debt retirement costs	7,417	1,701	—	—	—	9,118
Mandatorily redeemable partnership interests	—	—	347	—	—	347
Write-down of assets	—	—	392	—	—	392
Loss on sale of assets	—	120	78	—	—	198
Minority interest in income of subsidiaries	—	—	—	—	1,633	1,633
Distributions to minority interest partners	—	(1,723)	—	—	—	(1,723)
Increase in accounts receivable	—	(1)	(3,031)	(232)	—	(3,264)
Decrease (increase) in inventory, prepaid expenses and other assets	109	(44)	(880)	(52)	—	(867)
Increase (decrease) in accounts payable and other accrued liabilities	—	772	(2,975)	(22)	—	(2,225)
Increase in accrued payroll and related liabilities	—	769	202	11	—	982
Increase (decrease) in accrued interest	—	(30)	(2)	5	—	(27)
Decrease in prepaid income taxes	—	1,249	—	—	—	1,249
Increase in deferred income tax assets	—	(1,512)	—	—	—	(1,512)
Increase in deferred income tax liabilities	—	10,365	—	—	—	10,365
Increase in intercompany payable / receivable	(15,132)	96,119	(72,939)	(8,048)	—	—

Net cash provided by (used in) operating activities	(12,277)	84,332	4,088	(36)	—	76,107

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(30,749)	—	—	—	(30,749)
Real estate acquired in connection with business acquisitions	—	(589)	—	—	—	(589)
Property and equipment additions, net	—	(12,027)	(3,406)	—	—	(15,433)
Proceeds from sale of assets	—	529	18	—	—	547
Other	(6)	(1,243)	311	—	—	(938)

Net cash used in investing activities	(6)	(44,079)	(3,077)	—	—	(47,162)

Cash flows from financing activities:
Repayment of long-term obligations including redemption fees	(41,808)	(168,668)	—	—	—	(210,476)
Proceeds from the issuance of long-term debt	—	146,442	—	—	—	146,442
Repayments under revolving credit facility	—	(7,500)	—	—	—	(7,500)
Payment of deferred financing and recapitalization costs	(382)	(727)	—	—	—	(1,109)
Proceeds from issuance of common stock under stock option plans	150	—	—	—	—	150
Proceeds from issuance of common stock	54,323	—	—	—	—	54,323

Net cash provided by (used in) financing activities	12,283	(30,453)	—	—	—	(18,170)

Increase (decrease) in cash and cash equivalents	—	9,800	1,011	(36)	—	10,775
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$14,883	$2,244	$110	$—	$17,237

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$20,840	$29,420	$60,217	$7,468	$(97,105)	$20,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(29,420)	(60,217)	(5,687)	—	95,324	—
Depreciation and amortization	—	1,382	10,466	705	—	12,553
Amortization of deferred financing costs and debt discount	(53)	1,571	—	—	—	1,518
Provision for uncollectible accounts	—	—	2,853	433	—	3,286
Debt retirement costs	5,863	6,977	—	—	—	12,840
Interest paid in kind on 15.5% senior notes	8,467	—	—	—	—	8,467
Loss (gain) on sale of assets	—	(116)	13	3	—	(100)
Minority interest in income of subsidiaries	—	—	—	—	1,781	1,781
Distributions to minority interest partners	—	(1,824)	—	—	—	(1,824)
Increase in accounts receivable	—	(5)	(5,032)	(736)	—	(5,773)
Decrease (increase) in inventory, prepaid expenses and other assets	181	(1,700)	(718)	9	—	(2,228)
Increase (decrease) in accounts payable and other accrued liabilities	—	3,025	1,650	(16)	—	4,659
Increase in accrued payroll and related liabilities	—	2,049	894	74	—	3,017
Increase (decrease) in accrued interest	—	(707)	18	—	—	(689)
Increase in prepaid income taxes	—	(4,760)	—	—	—	(4,760)
Increase in deferred income tax assets	—	(2,164)	—	—	—	(2,164)
Increase in deferred income tax liabilities	—	15,699	—	—	—	15,699
Increase in intercompany payable / receivable	27,200	41,093	(60,123)	(8,170)	—	—

Net cash provided by (used in) operating activities	33,078	29,723	4,551	(230)	—	67,122

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(28,321)	—	—	—	(28,321)
Property and equipment additions, net	—	(11,583)	(6,329)	—	—	(17,912)
Proceeds from sale of assets	—	1,799	—	—	—	1,799
Other	(24)	1,113	(249)	—	—	840

Net cash used in investing activities	(24)	(36,992)	(6,578)	—	—	(43,594)

Cash flows from financing activities:
Repayment of long-term obligations including redemption fees	(33,000)	(162,976)	—	—	—	(195,976)
Proceeds from the issuance of long-term debt	—	168,061	—	—	—	168,061
Borrowings under revolving credit facility	—	7,500	—	—	—	7,500
Payment of deferred financing and recapitalization costs	(83)	(3,700)	—	—	—	(3,783)
Proceeds from issuance of common stock under stock option plans	29	—	—	—	—	29

Net cash provided by (used in) financing activities	(33,054)	8,885	—	—	—	(24,169)

Increase (decrease) in cash and cash equivalents	—	1,616	(2,027)	(230)	—	(641)
Cash and cash equivalents at beginning of period	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of period	$—	$5,083	$1,233	$146	$—	$6,462

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,423)	$(10,024)	$38,782	$5,724	$(34,482)	$(27,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	10,024	(38,782)	(4,285)	—	33,043	—
Depreciation and amortization	—	6,018	18,100	1,048	—	25,166
Amortization of deferred financing costs and debt discounts	1,598	555	—	—	—	2,153
Provision for uncollectible accounts	—	—	3,649	324	—	3,973
Debt retirement costs	12,190	5,028	—	—	—	17,218
Non-cash compensation	—	771	6,840	—	—	7,611
Interest paid in kind on 15.5% senior notes	14,528	—	—	—	—	14,528
Agreement termination costs	—	9,552	—	—	—	9,552
Write-down on sale of assets	—	9,197	—	—	—	9,197
Gain on sale of assets	—	—	(118)	—	—	(118)
Minority interest in income of subsidiaries	—	—	—	—	1,439	1,439
Distributions to minority interest partners	—	(1,635)	—	—	—	(1,635)
Increase in accounts receivable	—	—	(6,083)	(303)	—	(6,386)
Decrease in inventory, prepaid expenses and other assets	9	744	1,586	9	—	2,348
Increase (decrease) in accounts payable and accrued liabilities	—	4,085	(6,156)	16	—	(2,055)
Increase in accrued payroll and related liabilities	—	1,987	1,342	53	—	3,382
Increase (decrease) in accrued interest	—	635	(3)	—	—	632
Decrease in prepaid income taxes	—	7,031	—	—	—	7,031
Increase in deferred income tax assets	—	(2,709)	—	—	—	(2,709)
Decrease in deferred income taxes liabilities	—	(6,800)	—	—	—	(6,800)
Increase in intercompany payable / receivable	(10,926)	68,350	(50,648)	(6,776)	—	—

Net cash provided by operating activities	—	54,003	3,006	95	—	57,104

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(24,306)	—	—	—	(24,306)
Real estate acquired in connection with business acquisitions	—	(675)	—	—	—	(675)
Property and equipment additions, net	—	(11,537)	(1,944)	—	—	(13,481)
Proceeds from sale of assets	—	1,705	—	—	—	1,705
Other	—	430	125	—	—	555

Net cash used in investing activities	—	(34,383)	(1,819)	—	—	(36,202)

Cash flows from financing activities:
Repayment of long-term obligations including redemption fees	(66,578)	(108,952)	—	—	—	(175,530)
Proceeds from the issuance of long-term debt	—	170,000	—	—	—	170,000
Payment of deferred financing and recapitalization costs	—	(6,503)	—	—	—	(6,503)
Intercompany transfer of debt proceeds	78,863	(78,863)	—	—	—	—
Repayment of redeemable preferred stock	(173,773)	—	—	—	—	(173,773)
Proceeds from issuance of common stock	161,488	—	—	—	—	161,488

Net cash used in financing activities	—	(24,318)	—	—	—	(24,318)

Increase (decrease) in cash and cash equivalents	—	(4,698)	1,187	95	—	(3,416)
Cash and cash equivalents at beginning of period	—	8,165	2,073	281	—	10,519

Cash and cash equivalents at end of period	$—	$3,467	$3,260	$376	$—	$7,103

16.     Subsequent Events

   Acquisitions

     From January 1, 2004 through March 9, 2004, the Company has acquired 8 animal hospitals for an aggregate consideration (including acquisition costs) of $11.6 million, consisting of $10.9 million in cash and the assumption of liabilities of $625,000.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and		Other	at End
	Period	Expenses	Write-offs	(1)	of Period

Year ended December 31, 2003 Allowance for uncollectible accounts (2)	$6,470	$2,897	$(2,897)	$274	$6,744
Year ended December 31, 2002 Allowance for uncollectible accounts (2)	$5,304	$3,286	$(2,381)	$261	$6,470
Year ended December 31, 2001 Allowance for uncollectible accounts (2)	$4,173	$3,973	$(3,016)	$174	$5,304

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the SEC.

     In accordance with the requirements of the SEC, our Chief Executive Officer and Chief Financial Officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of this annual report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company will appear in the proxy statement for the 2004 annual meeting of stockholders and is incorporated herein by this reference. The proxy statement will be filed with the SEC within 120 days following December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 2004 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2004 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2004 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal accountant fees and services will appear in the proxy statement for the 2004 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	FINANCIAL STATEMENTS - See Item 8 of this Form 10-K annual report.

INDEPENDENT AUDITORS’ REPORT – See Item 8 of this Form 10-K annual report.

15(a)(2)	SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS – See Item 8 of this Form 10-K annual report.

15(a)(3)	EXHIBITS – See Exhibit Index attached to this Form 10-K annual report.

15(b)(1)	REPORT ON FORM 8-K, filed October 22, 2003, reporting under Item 5, financial information for the third quarter of fiscal year 2003 and earnings guidance.

List of Exhibits

Number Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

3.2	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

4.1	Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.

10.1	Credit and Guaranty Agreement, dated as of September 20, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

10.2	First Amendment to Credit and Guaranty Agreement, dated as of October 23, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.10 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

10.3	Second Amendment to Credit and Guaranty Agreement, dated as of November 16, 2001, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.11 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

10.4	Third Amendment to Credit and Guaranty Agreement, dated as of March 20, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-3 filed January 10, 2003.

10.5	Fourth Amendment to Credit and Guaranty Agreement, dated as of August 29, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 99.2 to the Registrant’s current report on Form 8-K filed September 3, 2002.

10.6	Fifth Amendment to Credit and Guaranty Agreement, dated as of October 24, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 25, 2002.

10.7	Sixth Amendment to Credit and Guaranty Agreement, dated as of December 20, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-3 filed January 10, 2003.

10.8	Seventh Amendment to Credit and Guaranty Agreement, dated as of January 29, 2003, by and among

Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.17 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.

10.9	Eight Amendment to Eighth Amendment to Credit and Guaranty Agreement, dated as of August 19, 2003, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed August 21, 2003.

10.10	Indenture, dated as of November 27, 2001, by and between Vicar Operating, Inc., the Guarantors (as defined therein), and Chase Manhattan Bank and Trust Company, National Association. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.11	Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

10.12	Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.13	Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.

10.14	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.15	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.16	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.17	Employment Agreement, dated as of September 20, 2000, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.18	Letter Agreement, dated as of March 3, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

10.19	Amendment No. 1 to Employment Agreement, dated March 25, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.6 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

10.20	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin.

10.21	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin.

10.22	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller.

10.23	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Neil Tauber.

10.24	Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.25	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.26	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.27	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

14.1	Code of Conduct and Business Ethics of the Registrant.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, March 11, 2004.

VCA Antech, Inc.
By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer, Vice President
and Assistant Secretary

     KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Antin and Tomas W. Fuller, or any one of them, their attorney-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and Chief Executive Officer	March 11, 2004
Robert L. Antin

/s/ Arthur J. Antin	Director, Chief Operating Officer, Senior Vice President and Secretary	March 11, 2004
Arthur J. Antin

/s/ Tomas W. Fuller	Chief Financial Officer, Vice President and Assistant Secretary	March 11, 2004
Tomas W. Fuller

/s/ Dawn R. Olsen	Principal Accounting Officer and Vice President	March 11, 2004
Dawn R. Olsen

/s/ John M. Baumer	Director	March 11, 2004

John M. Baumer

/s/ John G. Danhakl	Director	March 11, 2004

John G. Danhakl

/s/ John Heil	Director	March 11, 2004

John Heil

/s/ Peter J. Nolan	Director	March 11, 2004

Peter J. Nolan

/s/ Frank Reddick	Director	March 11, 2004

Frank Reddick

*By:	Director
Attorney-in-Fact