Form 10-K/A
period 2003-12-31
VCA ANTECH INC
filed 2004-04-29
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16783

VCA Antech, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4097995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☑     No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☑ No  ☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, par value $0.001, 40,764,346 shares as of April 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons serve as our directors:

Directors	Age	Present Position
Class I Directors
Arthur J. Antin	57	Director
John M. Baumer	38	Director
Frank Reddick	51	Director

Class II Directors
Robert L. Antin	54	Chairman of the Board of Directors
John G. Danhakl	47	Director

Class III Directors
John B. Chickering, Jr.	55	Director
John Heil	50	Director
Peter J. Nolan	45	Director

The following persons serve as our executive officers:

Executive Officers	Age	Present Position
Robert L. Antin	54	President and Chief Executive Officer
Arthur J. Antin	57	Chief Operating Officer, Senior Vice President and Secretary
Neil Tauber	53	Senior Vice President of Development
Tomas W. Fuller	46	Chief Financial Officer, Vice President and Assistant Secretary
Dawn R. Olsen	45	Principal Accounting Officer, Vice President and Controller

Our executive officers are appointed by and serve at the discretion of our Board of Directors. Robert L. Antin and Arthur J. Antin are brothers. There are no other family relationships between any director and/or any executive officer.

Robert L. Antin, one of our founders, has served as our Chief Executive Officer, President and Chairman since our inception in 1986. From September 1983 to 1985, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was an officer of American Medical International, Inc., an owner and operator of health care facilities. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University.

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

John M. Baumer has served as our director since September 2000. Mr. Baumer is a partner of Leonard Green & Partners, where he has been employed since May 1999. Prior to joining Leonard Green & Partners, he served as a Vice President in the Corporate Finance Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ in Los Angeles. Prior to joining DLJ in 1995, Mr. Baumer worked at Fidelity Investments and Arthur Andersen LLP. Mr. Baumer currently serves on the boards of directors of Rand McNally & Company, Inc., Intercontinental Art, Inc., Communication & Power Industries, Inc., Leslie’s Poolmart, Inc., Phoenix Scientific, Inc. and Petco Animal Supplies, Inc. Mr. Baumer is a 1990 graduate of the University of Notre Dame. He received his MBA from the Wharton School at the University of Pennsylvania.

John B. Chickering, Jr. has served as one of our directors since April 2004 and previously served as a director from 1988 to 2000. Mr. Chickering is a certified public accountant. Mr. Chickering is currently a private investor and independent consultant. Mr. Chickering served in a variety of executive positions within Time Warner, Inc. and Warner Bros., Inc., most recently as the Vice President — Financial Administration for Warner Bros. International Television Distribution until February 1996. Prior to his employment at Warner Bros., Mr. Chickering served as a staff accountant at KPMG Peat Marwick from August 1975 to June 1977. Mr. Chickering holds an MBA degree with an emphasis in accounting and finance from Cornell University.

John G. Danhakl has served as one of our directors since September 2000. Mr. Danhakl is a managing partner of Leonard Green & Partners. Prior to becoming a partner at Leonard Green & Partners in 1995, Mr. Danhakl was a Managing Director at DLJ and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert from 1985 to 1990. Mr. Danhakl presently serves on the boards of directors of The Arden Group, Inc., Big 5 Holding Corp., Communications & Power Industries, Inc., TwinLab Corporation, Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., Leslie’s Poolmart, Inc. and Petco Animal Supplies, Inc., and on the board of managers of AsianMedia Group LLC. Mr. Danhakl is a graduate of the University of California at Berkeley. He received his MBA from the Harvard Business School.

John Heil has served as one of our directors since February 2002 and previously served as a director from 1995 to 2000. Mr. Heil currently serves as President and Chief Executive Officer of United Pet Group, Inc., a holding company backed by TA Associates, a Boston-based private equity investor with over $5.5 billion of capital under management, and Friend Skoler & Company. Prior to joining United Pet Group, Mr. Heil spent twenty-four years with the H. J. Heinz Company in various general management and sales/marketing positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet Foods and Vice President Sales/Marketing of StarKist Seafood. Mr. Heil holds a BA degree in economics from Lycoming College.

Peter J. Nolan has served as one of our directors since September 2000. Mr. Nolan is a managing director of Leonard Green & Partners. Prior to becoming a partner at Leonard Green & Partners in 1997, Mr. Nolan was a Managing Director and Co-Head of DLJ’s Los Angeles Investment Banking Division since 1990. Prior to that, Mr. Nolan had been a First Vice President in corporate finance at Drexel Burnham Lambert since 1986. Before 1986, Mr. Nolan was a Vice President at Prudential Securities, Inc. where he had worked from 1982 to 1986, after working as an Associate at the Manufacturers Hanover Trust. He presently serves on the boards of directors of Rand McNally & Company, Inc., Liberty Group Publishing, Inc., Contractors Source, Inc., White Cap Industries, Inc. and M2 Automotive and on the board of managers of AsianMedia Group LLC. Mr. Nolan is a graduate of Cornell University with a BS in Agricultural Economics and Finance. He received his MBA from Cornell University.

Frank Reddick has served as one of our directors since February 2002. Since January 2001, Mr. Reddick has been a partner in Akin Gump Strauss Hauer & Feld, LLP, a global full service law firm. Mr. Reddick serves as a member of the firm’s Management Committee and Chair of the Corporate and Securities Section of the Los Angeles office. Before joining Akin Gump Strauss Hauer & Feld, LLP, Mr. Reddick served as chair of the corporate practice group and managing partner of the Los Angeles-based law firm of Troop Steuber Pasich Reddick & Tobey, L.L.P. Mr. Reddick is principally engaged in the practice of corporate and securities law, with a concentration on corporate finance, mergers and acquisitions, joint ventures and other strategic alliances. Mr. Reddick holds a JD from the University of California, Hastings College of the Law.

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

Dawn R. Olsen joined us in January 1997 as Vice President, Controller. In March 2004, Ms. Olsen became Principal Accounting Officer. From 1993 to 1996, Ms. Olsen served as Senior Vice President, Controller of Optel, Inc., a privately held telecommunications company. From 1987 to 1993, Ms. Olsen served as Assistant Controller and later as Vice President, Controller of Qintex Entertainment, Inc., a publicly held television film distribution and production company. From 1981 to 1987, Ms. Olsen worked at Arthur Andersen LLP, the last year of which she served as audit manager. Ms. Olsen is a certified public accountant and received her BS in business/accounting from California State University, Northridge.

Audit Committee Financial Expert

Our Board of Directors has determined that John B. Chickering, Jr. is an audit committee financial expert within the meaning of the applicable NASD listing standards and SEC rules and is independent within the applicable NASD listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms that they file. Based solely upon our review of copies of the forms received by us and written representations from certain reporting persons that they have complied or not complied with the relevant filings requirements, we believe that, during the year ended December 31, 2003, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements except for the following: (i) a Form 4 by Melina E. Higgins, a managing director of Goldman, Sachs & Co. who resigned as our director effective January 9, 2003, which reported one transaction, and (ii) a Form 4 by Dawn R. Olsen, which reported one transaction.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Ethics and Business Conduct is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Ethics and Business Conduct are posted on our website at http://investor.vcaantech.com/Corporate   Governance.cfm.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics and Business Conduct that apply to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics and Business Conduct described in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31, 2003. We refer to these officers as the named executive officers.

				Long Term
				Compensation;
	Annual Compensation			Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options (#)(1)	Compensation
Robert L. Antin (2)	2003	$540,800	$540,800	—	$—
Chairman of the Board,	2002	517,691	520,000	145,000	—
President and Chief Executive Officer	2001	469,354	300,000	—	580,000

Arthur J. Antin (2)	2003	432,640	389,376	—	—
Chief Operating Officer, Senior	2002	414,153	374,400	115,000	—
Vice President and Secretary	2001	397,308	216,000	—	108,000

Neil Tauber (2)	2003	268,320	187,824	—	—
Senior Vice President of	2002	256,845	180,600	50,000	—
Development	2001	247,031	104,160	—	—

Tomas W. Fuller (2)	2003	254,200	177,940	—	—
Chief Financial Officer, Vice	2002	243,315	171,080	85,000	—
President and Assistant Secretary	2001	234,081	98,700	—	—

Dawn R. Olsen	2003	173,325	27,456	—	—
Principal Accounting Officer,	2002	162,746	41,750	25,000	—
Vice President and Controller	2001	157,060	65,000	—	—

(1)	All numbers reflect the number of shares of our common stock subject to options granted during the fiscal year.

(2)	For a description of the employment agreement between us and each officer, see “Employment and Severance Agreements” below.

Option/SAR Grants in Fiscal 2003

We did not grant any stock options to our executive officers during the fiscal year ended December 31, 2003.

Aggregated Option Exercises in Fiscal 2003 and Option Values at Fiscal Year-End

The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options to purchase shares of our common stock during the fiscal year ended December 31, 2003, the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based on the last reported sales price of our common stock on the Nasdaq Stock Market’s National Market on December 31, 2003 ($30.98 per share).

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares Acquired on	Value Realized	Fiscal Year-End (#)		Fiscal Year-End ($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Antin	15,000	$451,950	—	145,000	$—	$2,462,100
Arthur J. Antin	10,000	300,000	22,845	115,000	684,893	1,952,700
Neil Tauber	—	—	18,750	50,000	562,125	849,000
Tomas W. Fuller	—	—	20,000	85,000	599,600	1,443,300
Dawn R. Olsen	—	—	13,800	34,200	413,724	700,316

Directors’ Compensation

We pay our directors who are not employed by us and who are not affiliated with Green Equity Partners III, L.P., a significant stockholder, $10,000 per year and $1,000 for each Board meeting attended in person or committee meeting attended in person which is not held on the same day as a Board meeting, including reimbursement for out-of-pocket expenses incurred in attending. We pay the Chairman of our Audit Committee an additional $10,000 per year. Upon appointment to the Board of Directors, each eligible director receives an initial grant of ten-year options to purchase 15,000 shares of common stock at the fair market value of the common stock on the date of grant, which options vest in two equal annual installments on the first and second anniversary dates of the grant. In addition, each eligible director receives an annual automatic grant of ten-year options to purchase 5,000 shares of common stock at the fair market value of the common stock on the date of grant, which options vest in full one year after the date of grant.

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, the Compensation Committee of our Board of Directors consisted of Frank Reddick and John M. Baumer. Neither of these individuals was one of our officers or employees at any time during fiscal 2003. Mr. Reddick is a partner at Akin Gump Strauss Hauer & Feld, LLP, which provided legal services to us during fiscal 2003 and is providing legal services to us in fiscal 2004. None of our executive officers served as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Employment and Severance Agreements

We have employment agreements with Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller.

Robert L. Antin. Mr. Antin’s employment agreement, dated as of November 27, 2001, provides for Mr. Antin to serve as our Chairman of the Board, Chief Executive Officer and President for a term five years from any given date, such that there will always be a minimum of at least five years remaining under his employment agreement. The employment agreement provides for Mr. Antin to receive an annual base salary of $520,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the Compensation Committee. Mr. Antin also is entitled to specified perquisites.

If Mr. Antin’s employment is terminated due to his death, the employment agreement provides that we will pay Mr. Antin’s estate his base salary during the scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Antin’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Antin), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Antin terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event Mr. Antin’s employment terminates automatically, we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement plus an amount based on the greater of Mr. Antin’s last annual bonus or the average of all bonuses paid to Mr. Antin under the employment agreement. In addition, we will accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Antin may exercise his options immediately upon termination and thereafter during the term of the option.

If Mr. Antin terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Antin is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Antin upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

Arthur J. Antin. Mr. Antin’s employment agreement, dated as of November 27, 2001, provides for Mr. Antin to serve as our Chief Operating Officer, Senior Vice President and Secretary for a term equal to three years from any given date, such that there will always be a minimum of at least three years remaining under his employment agreement. The employment agreement provides for Mr. Antin to receive an annual base salary of $416,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the Compensation Committee. Mr. Antin also is entitled to specified perquisites.

If Mr. Antin’s employment is terminated due to his death, the employment agreement provides that we will pay Mr. Antin’s estate his base salary during the scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Antin’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Antin), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Antin terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event Mr. Antin’s employment terminates automatically, we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement plus an amount based on the greater of Mr. Antin’s last annual bonus or the average of all bonuses paid to Mr. Antin under the employment agreement. In addition, we will accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Antin may exercise his options immediately upon termination and thereafter during the full term of the option.

If Mr. Antin terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Antin is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Antin upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

Neil Tauber. Mr. Tauber’s employment agreement, dated as of September 20, 2000, as amended on March 25, 2003, provides for Mr. Tauber to serve as our Senior Vice President for a term of four years. The employment agreement provides for Mr. Tauber to receive an annual base salary and additional compensation of not less than $248,000, subject to annual increase based on the Consumer Price Index for Los Angeles County, and to be eligible for a cash bonus to be determined within the sole discretion of our Compensation Committee.

If Mr. Tauber’s employment is terminated due to his death or disability, the employment agreement provides that we will pay Mr. Tauber or his estate, as applicable, the amount he would have earned as base salary during the 12 months following the termination date (reduced by any amounts paid under any life insurance policy or long-term disability insurance policy, as applicable, maintained by us for the benefit of Mr. Tauber), accelerate the vesting of his options and continue to provide specified benefits for the 12 months following the termination date. In these circumstances, Mr. Tauber may exercise his options during the remainder of their term.

If Mr. Tauber terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event Mr. Tauber’s employment terminates automatically, we will pay Mr. Tauber the amount he would have earned as base salary during the 12 months following the termination date, an amount based on his past bonuses, accelerate the vesting of his options and continue to provide specified benefits for the 12 months following the termination date. In these circumstances, Mr. Tauber may exercise his options during the full term of the option.

Mr. Tauber may terminate his employment with us at any time, in which event he is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Tauber upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. Tauber also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

In March 2003, we executed an agreement with Mr. Tauber which provides that, following the expiration of the term of Mr. Tauber’s employment agreement, if Mr. Tauber’s employment with us terminates for any reason other than for cause, then we will pay Mr. Tauber the amount he would have earned as base salary during the 12 months following the termination date (reduced by any amounts paid under any long-term disability insurance policy maintained by us for the benefit of Mr. Tauber) and continue to provide medical benefits for the 12 months following the termination date.

Tomas W. Fuller. Mr. Fuller’s employment agreement dated as of November 27, 2001, provides for Mr. Fuller to serve as our Chief Financial Officer, Vice President and Assistant Secretary for a term equal to two years from any given date, such that there will always be a minimum of at least two years remaining under his employment agreement. The employment agreement provides for Mr. Fuller to receive an annual base salary of not less than $244,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the Compensation Committee.

If Mr. Fuller’s employment is terminated due to his death, the employment agreement provides that we will pay Mr. Fuller’s estate his base salary during the scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Fuller’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Fuller his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Fuller), accelerate the vesting of his options and the continuation of specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Fuller terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event Mr. Fuller’s employment terminates automatically, we will pay Mr. Fuller his remaining base salary during the remaining scheduled term of the employment agreement plus an amount based on the greater of Mr. Fuller’s last annual bonus or the average of all bonuses paid to Mr. Fuller under the employment agreement. In addition, we will accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Fuller may exercise his options immediately upon termination and thereafter for the full term of the option.

If Mr. Fuller terminates the employment agreement without cause or we terminate the employment agreement for cause, Mr. Fuller is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay.

If any of the payments due Mr. Fuller upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. Fuller also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

In the event of a change of control and at our request, each of Messrs. Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller is obligated to continue to serve under the same terms and conditions of his employment agreement for a period of up to 180 days following the termination date at his then-current base salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2004, by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	all other stockholders known by us to beneficially own more than 5% of our outstanding common stock.

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

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 40,762,109 shares of common stock outstanding on March 31, 2004. Unless otherwise indicated, the address for each of the stockholders listed below is c/o VCA Antech, Inc., 12401 West Olympic Boulevard, Los Angeles, California 90064.

	Number of Shares of
	Common Stock	Percent of Common
	Beneficially Owned	Stock Outstanding
Green Equity Investors III, L.P. (1)	6,846,937	16.8%
Robert L. Antin (2)	1,718,824	4.2%
Arthur J. Antin (3)	793,291	1.9%
Tomas W. Fuller (4)	256,038	*
Neil Tauber (5)	90,967	*
Dawn R. Olsen (6)	30,962	*
John M. Baumer (7)	6,846,937	16.8%
John G. Danhakl (7)	6,846,937	16.8%
John A. Heil (8)	20,000	*
Peter J. Nolan (7)	6,846,937	16.8%
Frank Reddick (9)	37,500	*
All directors and executive officers as a group (10 persons) (10)	9,484,519	23.1%
* Indicates less than one percent.

(1)	Green Equity Investors III, L.P. is managed by Leonard Green & Partners, L.P. Green Equity Investors III, L.P. shares voting and investment power with respect to these shares with its affiliates, as indicated in the Schedule 13D/A filed jointly by Leonard Green & Partners, L.P. and its affiliates with the Securities and Exchange Commission on November 4, 2003. Information regarding beneficial ownership is taken exclusively from this Schedule 13D/A. The address of Leonard Green & Partners, L.P. is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)	Includes: (a) 250,000 shares held by family trusts established for the benefit of Mr. Robert L. Antin’s family; (b) 60,000 shares held by Mr. Robert L. Antin’s minor children; and (c) 64,444 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2004.

(3)	Includes: (a) 250,000 shares held by Mr. Arthur J. Antin as trustee of family trusts established for the benefit of Mr. Robert L. Antin’s family; (b) 60,000 shares held by Mr. Arthur J. Antin as custodian for Mr. Robert L. Antin’s minor children pursuant to the California Uniform Gifts to Minors Act, and for which Mr. Arthur J. Antin disclaims beneficial ownership; and (c) 73,956 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2004.

(4)	Includes 57,778 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2004.

(5)	Includes 40,972 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2004.

(6)	Includes 25,967 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2004.

(7)	Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners, L.P. As such, Messrs. Baumer, Danhakl and Nolan may be deemed to have shared voting and investment power with respect to all shares held by Leonard Green & Partners, L.P. These individuals disclaim beneficial ownership of the securities held by Leonard Green & Partners, L.P., except to the extent of their respective pecuniary interests therein.

(8)	Consists of 20,000 shares of common stock reserved for issuance upon exercise of options and are or will be exercisable on or before May 30, 2004.

(9)	Consists of 37,500 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2004.

(10)	Includes 320,617 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2004.

Summary of Equity Compensation Plan

The following table sets forth information concerning all equity compensation plans and individual compensation arrangements in effect during the fiscal year ended December 31, 2003.

Number of
	Number of		Securities
	Securities to Be		Remaining Available
	Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,842,756	$10.87	2,105,000
Equity Compensation Plans Not Approved By Security Holders.	—	—	—
Total	1,842,756	$10.87	2,105,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Except as disclosed in this amendment to our annual report on Form 10K/A, neither our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates, affiliates or members of their immediate families, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2003, or which is presently proposed.

We believe, based on our reasonable judgment, but without further investigation, that the terms of each of the following transactions or arrangements between us and our affiliates, officers, directors or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to us as could then have been obtained from unrelated parties.

See “Employment and Severance Agreements” for a summary of employment agreements with certain of our executive officers.

Transactions with Zoasis Corporation

We incurred marketing expense for vaccine reminder and other direct mail services provided by Zoasis, an internet start-up business that is majority-owned by Robert L. Antin, our Chief Executive Officer and Chairman. The expense incurred was $993,000, $850,000, and $709,000 for the three years ended December 31, 2003, respectively. The pricing of these services is comparable to prices paid by us to independent third parties.

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

In December 2003, we entered into an agreement with Zoasis pursuant to which we acquired all of Zoasis’ right, title and interest in and to this software in exchange for the 705,355 shares of Series A Preferred Stock of Zoasis then held by us. The value of the stock was written off in 2000 and, consequently, had no value on our books at the time of the transfer.

Concurrently with the purchase of the software, we granted to Zoasis a limited, royalty-free, non-exclusive license to the software for internal use by Zoasis. We agreed not to grant any other licenses in the software for a period of five years except that we may grant licenses to our affiliates and subsidiaries. Both we and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software will be hosted at a third party hosting facility for the benefit of both parties through July 31, 2004 and for up to two successive additional one-year periods at the option of either party. Zoasis is obligated to fund up to $35,000 in hosting fees each month through July 31, 2004 and $10,000 per month thereafter. As the owner of the software, we are responsible for the remainder of any fees.

Stockholders’ Agreement and Public Offerings

On September 20, 2000, we entered into a stockholders agreement with each of our stockholders, under which each party to the stockholders agreement has registration rights. In connection with these registration rights, we agreed to pay any expenses associated with any demand registrations or piggyback registrations.

In February 2003, we completed our secondary public offering. Pursuant to the registration rights granted in our stockholders agreement, an affiliate of Leonard Green & Partners, LP, one of our principal stockholders, sold 2,611,202 shares of our common stock and Robert L. Antin, our Chairman, Chief Executive Officer and President, sold 200,000 shares of common stock at the public offering price of $15.25 per share. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is one of our directors and a partner of Leonard Green & Partners.

In April 2004, pursuant to the registration rights granted in our stockholders agreement, we filed a shelf registration on Form S-3, which registered for sale the entire amount of shares of our common stock owned by an affiliate of Leonard Green & Partners, LP, or 6,846,937 shares. As of the date of this report, Leonard Green & Partners, L.P., has not sold any of these shares. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is one of our directors and a partner of Leonard Green & Partners.

Corporate Jet

We purchased fifty hours of use of the corporate jet owned by Leonard Green & Partners, L.P. for $125,000. The use of the corporate jet by our executives will facilitate business-related travel. Leonard Green & Partners, L.P. is the parent of Green Equity Investors III, L.P., which owns 16.8% of the our outstanding common stock. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is one of our directors and a partner of Leonard Green & Partners. The hourly rate charged to us by Leonard Green & Partners, L.P. is less than prevailing rates available to us.

Related Party Director

The law firm of Akin Gump Strauss Hauer & Feld, LLP currently provides, and provided during fiscal year 2003, legal services to us. Frank Reddick, who joined us as a director in February 2002, is a partner in the Los Angeles office of Akin Gump Strauss Hauer & Feld, LLP.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by KPMG, our independent auditor, for professional services rendered during the fiscal years ended December 31, 2003 and 2002.

	2003	2002
Audit Fees (1)	$306,450	$739,600
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	26,200
All Other Fees (4)	—	—

Total	$306,450	$765,800

(1)	Audit fees for 2003 include $277,500 for the audit of our financial statements during fiscal 2003, $21,450 for accounting consultations on matters reflected in our financial statements, and $7,500 incurred in connection with our registration statement on Form S-3. Audit fees for 2002 included $244,300 for the audit of our financial statements during fiscal 2002, $299,600 for the re-audit of our financial statements for the years ended December 31, 2001, 2000 and 1999, and $195,700 incurred in connection with our stock offering and the filing of our registration statement on Form S-3.

(2)	No audit-related fees were incurred in 2003 and 2002.

(3)	Tax fees include all tax services relating to tax compliance, tax planning and reporting.

(4)	No other fees were incurred in 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting the compensation of and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services and fees provided by the independent auditor. Prior to March 2004, the Audit Committee specifically pre-approved all audit services and fees. In March 2004, the Audit

Committee adopted a pre-approval policy which requires that all audit services and fees be pre-approved by the Audit Committee unless such services:

•	will not result in a fee of greater than $5,000;

•	were not recognized as audit, audit-related or tax services at the time of the engagement; and

•	are promptly brought to the attention of the Audit Committee and approved by the Audit Committee (or its designated representatives) prior to the completion of the audit.

Pursuant to the pre-approval policy, the Audit Committee’s Chairman is delegated the authority to pre-approve audit services and fees, provided he reports such approvals at the next meeting of the Audit Committee. The term of pre-approval is twelve months. All fees in excess of pre-approved levels require specific pre-approval by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on today’s date, April 29, 2004.

VCA ANTECH, INC.

By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Its:	Chief Financial Officer, Vice President and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
* Robert L. Antin	Chairman of the Board, President and Chief Executive Officer	April 29, 2004
* Arthur J. Antin	Director, Chief Operating Officer, Senior Vice President and Secretary	April 29, 2004
/s/ Tomas W. Fuller Tomas W. Fuller	Chief Financial Officer, Vice President and Assistant Secretary	April 29, 2004
* Dawn R. Olsen	Principal Accounting Officer, Vice President and Controller	April 29, 2004
* John. M. Baumer	Director	April 29, 2004
/s/ John B. Chickering, Jr. John B. Chickering, Jr.	Director	April 29, 2004
* John G. Danhakl	Director	April 29, 2004
* John Heil	Director	April 29, 2004
* Peter J. Nolan	Director	April 29, 2004
* Frank Reddick	Director	April 29, 2004
*By: /s/ Tomas W. Fuller Attorney-in-Fact	Director	April 29, 2004