Form 10-Q
period 2004-03-31
VCA ANTECH INC
filed 2004-05-10
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: common stock, $0.001 par value 40,775,396 shares as of May 7, 2004.

VCA ANTECH, INC.
FORM 10-Q
MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$29,361	$17,237
Trade accounts receivable, less allowance for uncollectible accounts of $6,850 and $6,681 at March 31, 2004 and December 31, 2003, respectively	26,141	22,335
Inventory, prepaid expenses and other	9,378	9,432
Deferred income taxes	11,433	11,040
Prepaid income taxes	1,228	7,266

Total current assets	77,541	67,310
Property and equipment, net	99,686	99,161
Other assets:
Goodwill, net	386,748	373,238
Covenants-not-to-compete, net	4,904	4,626
Deferred financing costs, net	4,421	4,601
Other	6,027	5,867

Total assets	$579,327	$554,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$2,356	$2,403
Accounts payable	8,854	9,208
Accrued payroll and related liabilities	17,500	15,716
Accrued interest	5,630	1,538
Other accrued liabilities	16,416	15,006

Total current liabilities	50,756	43,871
Long-term obligations, less current portion	314,719	315,066
Deferred income taxes	26,493	24,532
Other liabilities	3,544	3,216
Mandatorily redeemable partnership interests	2,176	2,176
Minority interest	4,227	4,019
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, and 40,762 and 40,715 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	41	41
Additional paid-in capital	245,056	244,311
Accumulated deficit	(67,587)	(82,331)
Accumulated other comprehensive loss — unrealized loss on hedging instruments	(82)	(82)
Notes receivable from stockholders	(16)	(16)

Total stockholders’ equity	177,412	161,923

Total liabilities and stockholders’ equity	$579,327	$554,803

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2004	2003

		(Restated)
Revenue	$144,350	$125,579
Direct costs (excludes operating depreciation of $2,782 and $2,754 for the three months ended March 31, 2004 and 2003, respectively)	101,568	89,330
Selling, general and administrative	8,307	9,363
Depreciation and amortization	3,616	3,577
Loss (gain) on sale of assets	62	(238)

Operating income	30,797	23,547
Interest expense, net	5,985	6,992
Debt retirement costs	—	7,417
Other expense	111	127
Minority interest in income of subsidiaries	416	361

Income before provision for income taxes	24,285	8,650
Provision for income taxes	9,541	3,467

Net income	$14,744	$5,183

Basic earnings per common share	$0.36	$0.13

Diluted earnings per common share	$0.36	$0.13

Shares used for computing basic earnings per share	40,741	39,021

Shares used for computing diluted earnings per share	41,510	39,417

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income	$14,744	$5,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,616	3,577
Amortization of deferred financing costs and debt discount	184	233
Provision for uncollectible accounts	628	928
Debt retirement costs	—	7,417
Loss (gain) on sale of assets	62	(238)
Minority interest in income of subsidiaries	416	361
Distributions to minority interest partners	(374)	(409)
Increase in accounts receivable	(4,485)	(3,986)
Decrease (increase) in inventory, prepaid expenses and other assets	42	(222)
Increase in accounts payable and other accrued liabilities	473	2,662
Increase (decrease) in accrued payroll and related liabilities	1,784	(184)
Increase in accrued interest	4,092	4,216
Decrease in prepaid income taxes	6,361	1,461
Increase in deferred income tax assets	(393)	(181)
Increase in deferred income tax liabilities	2,386	1,561

Net cash provided by operating activities	29,536	22,379

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(14,113)	(6,011)
Real estate acquired in connection with business acquisitions	—	(88)
Property and equipment additions, net	(3,465)	(2,825)
Proceeds from sale of assets	178	353
Other	95	215

Net cash used in investing activities	(17,305)	(8,356)

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations, including redemption fees	(529)	(42,293)
Repayment of revolving credit facility	—	(7,500)
Payment of deferred financing costs	—	(382)
Proceeds from issuance of common stock under stock option plans	422	20
Proceeds from issuance of common stock	—	54,345

Net cash provided by (used in) financing activities	(107)	4,190

Increase in cash and cash equivalents	12,124	18,213
Cash and cash equivalents at beginning of period	17,237	6,462

Cash and cash equivalents at end of period	$29,361	$24,675

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. General

     The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. Acquisitions

     Primary Acquisitions

     During the three months ended March 31, 2004, the Company purchased nine animal hospitals, two of which were merged into existing animal hospitals upon acquisition. During the three months ended March 31, 2003, the Company purchased five animal hospitals and one veterinary diagnostic laboratory.

     The following table summarizes the aggregate consideration, including acquisition costs, paid by the Company for its acquisitions and the allocation of the purchase price (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Consideration:
Cash	$13,777	$5,561
Obligations to sellers (1)	725	462
Notes payable and other liabilities assumed	90	50

Total	$14,592	$6,073

Purchase Price Allocation:
Tangible assets (3)	$515	$206
Identifiable intangible assets	710	414
Goodwill (2)(3)(4)	13,367	5,453

Total	$14,592	$6,073

(1)	Represents a portion of the purchase price withheld (the “holdback”) for offset of any amounts the Company may pay on behalf of the former owner for any liabilities the Company did not assume at the time of acquisition. The unused portion is paid to the seller after a designated period following the date of acquisition.

(2)	The Company expects that $11.9 million and $4.5 million of the goodwill recorded for the three months ended March 31, 2004 and 2003, respectively, will be fully deductible for income tax purposes.

(3)	Includes adjustments to purchase price allocation related to prior period acquisitions.

(4)	The following table summarizes goodwill assigned to the animal hospital and laboratory segments (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Laboratory	$48	$274
Animal hospital	13,319	5,179

Total	$13,367	$5,453

     Partnership Interests

     In each of the three months ended March 31, 2004 and 2003, the Company purchased the total ownership interest of a partner in a partially-owned subsidiary of the Company. The following table summarizes the consideration paid by the Company and the amount of goodwill recorded (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Consideration:
Cash	$56	$—
Notes payable	131	763

Total	$187	$763

Goodwill recorded (1)	$163	$363

(1)	The Company expects that the goodwill recorded for both transactions will be fully deductible for income tax purposes.

     Other Acquisition Payments

     During the three months ended March 31, 2004 and 2003, the Company paid $280,000 and $450,000, respectively, of unused holdbacks to the respective sellers.

3. Goodwill and Other Intangible Assets

     Goodwill represents the purchase price paid and the fair market value of liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net assets acquired. Other intangible assets represent covenants-not-to-compete and client lists, both of which are associated with acquisitions.

     The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2004 (in thousands):

		Animal
	Laboratory	Hospital	Total

Balance as of January 1, 2004	$94,770	$278,468	$373,238
Goodwill acquired	48	13,482	13,530
Goodwill written off related to sale of animal hospital	—	(20)	(20)

Balance as of March 31, 2004	$94,818	$291,930	$386,748

     In addition to goodwill, the Company had other intangible assets as follows (in thousands):

	As of March 31, 2004			As of December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenants-not-to-compete	$10,844	$(5,940)	$4,904	$10,141	$(5,515)	$4,626
Client lists	505	(447)	58	498	(432)	66

Total	$11,349	$(6,387)	$4,962	$10,639	$(5,947)	$4,692

     The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Aggregate amortization expense	$440	$477

     Based on balances at March 31, 2004, estimated amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2004	$1,700
2005	$1,328
2006	$945
2007	$742
2008	$351

4. Calculation of Earnings per Common Share

     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Net income	$14,744	$5,183

Weighted average common shares outstanding:
Basic	40,741	39,021
Effect of dilutive common shares:
Stock options	698	396
Contracts that may be settled in stock or cash	71	—

Diluted	41,510	39,417

Basic earnings per common share	$0.36	$0.13

Diluted earnings per common share	$0.36	$0.13

5. Interest Rate Hedging Agreements

     The Company entered into no-fee swap agreements (“Swap Agreements”), whereby the Company pays to the counter party amounts based on fixed interest rates and set notional amount in exchange for the receipt of payments from the counter party based on LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3

Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs
Qualifies for hedge accounting (1)	No	No	Yes

(1)	Swap #1 and #2 were no longer considered effective as of May 2003 and March 2004, respectively.

     Both Swap #1 and Swap #2 were initially considered to be cash-flow hedging instruments; however, management has determined that they are no longer effective tools for mitigating interest-rate risk within an acceptable degree of variance because the current interest rate environment is materially different than management’s projections at the inception of the contracts. As a result of this determination, Swap #1 and Swap #2 no longer qualify for hedge accounting and all changes in their market value are recognized as income or expense in the period of change.

     The following table summarizes the Company’s payments and unrealized losses recognized under the Swap Agreements (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Cash paid (1)	$164	$85
Unrealized losses (2)	$111	$127

(1)	These payments are included in interest expense in the condensed, consolidated income statements.

(2)	These unrealized losses are included in other expense in the condensed, consolidated income statements.

     The valuations of the Swap Agreements were determined by the counter parties based on fair market valuations for similar agreements. At March 31, 2004 and December 31, 2003, the fair market values of the Swap Agreements resulted in a liability from interest rate hedging activities of $388,000 and $277,000, respectively. These amounts have been reported as part of other accrued liabilities.

6. Consolidation of Variable Interest Entities

     Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities, adopted by the Company in the fourth quarter of 2003, the veterinary medical groups for which the Company provides management services are variable interest entities. As a result of adopting FIN No. 46R, the Company consolidated the veterinary medical groups. The prior period presented has been restated to conform to the current period presentation. The restatement resulted in an increase in both revenue and direct costs in the amount of $9.6 million, thus there was no impact on operating income, net income, earnings per share or cash flows.

7. Lines of Business

     During the three months ended March 31, 2004 and 2003, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other two segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the 2003 Annual Report on Form 10-K. The Company evaluates performance of segments based on operating income. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended March 31, 2004
Revenue	$49,182	$97,956	$—	$(2,788)	$144,350
Direct costs (excluding operating depreciation)	26,894	77,462	—	(2,788)	101,568
Selling, general and administrative	3,173	2,748	2,386	—	8,307
Depreciation and amortization	821	2,401	394	—	3,616
Loss (gain) on sale of assets	(1)	63	—	—	62

Operating income (loss)	$18,295	$15,282	$(2,780)	$—	$30,797

Capital expenditures	$746	$2,453	$266	$—	$3,465

Three Months Ended March 31, 2003
Revenue	$41,698	$86,307	$—	$(2,426)	$125,579
Direct costs (excluding operating depreciation)	23,456	68,300	—	(2,426)	89,330
Selling, general and administrative	2,707	2,503	4,153	—	9,363
Depreciation and amortization	754	2,477	346	—	3,577
Gain on sale of assets	(2)	(236)	—	—	(238)

Operating income (loss)	$14,783	$13,263	$(4,499)	$—	$23,547

Capital expenditures	$1,174	$1,193	$458	$—	$2,825

At March 31, 2004
Identifiable assets	$135,556	$390,025	$53,746	$—	$579,327

At December 31, 2003
Identifiable assets	$130,799	$374,940	$49,064	$—	$554,803

     Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated income statements (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Total segment operating income after eliminations	$30,797	$23,547
Interest expense, net	5,985	6,992
Debt retirement costs	—	7,417
Other expense	111	127
Minority interest in income of subsidiaries	416	361

Income before provision for income taxes	$24,285	$8,650

8. Common Stock Offering and Debt Retirement

     In February 2003, the Company sold 3.8 million shares of its common stock in exchange for net proceeds of $54.3 million. The Company used $42.7 million of the net proceeds to voluntarily retire the remaining principal amount outstanding of its 15.5% senior notes due 2010 at a price of 110% of the principal amount plus accrued and unpaid interest. As a result of the debt retirement we incurred debt retirement costs of $7.4 million.

9. Stock-Based Compensation

     The Company has granted stock options to various employees under multiple stock option plans and is accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are issued with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of issuance or thereafter, absent modification to the options. This method is not a fair-value-based method of accounting as defined by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Fair-value-based methods of accounting require compensation expense to be recognized annually equal to the fair market value of the options granted divided by their vesting period. The following table presents net income and earnings per common share for the three months ended March 31, 2004 and 2003 as if the Company accounted for its stock options under SFAS No. 123 and the fair-value-based method of accounting (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

As reported	$14,744	$5,183
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(222)	(213)

Pro forma net income available to common stockholders	$14,522	$4,970

Earnings per common share:
Basic — as reported	$0.36	$0.13
Basic — pro forma	$0.36	$0.13
Diluted — as reported	$0.36	$0.13
Diluted — pro forma	$0.35	$0.13

10. Commitments and Contingencies

     The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11. Condensed, Consolidating Information

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of March 31, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$25,682	$3,559	$120	$—	$29,361
Trade accounts receivable, net	—	7	25,570	564	—	26,141
Inventory, prepaid expenses and other	—	2,462	6,372	544	—	9,378
Deferred income taxes	—	11,433	—	—	—	11,433
Prepaid income taxes	—	1,228	—	—	—	1,228

Total current assets	—	40,812	35,501	1,228	—	77,541
Property and equipment, net	—	6,556	91,245	1,885	—	99,686
Other assets:
Goodwill, net	—	—	363,839	22,909	—	386,748
Covenants-not-to-compete, net	—	—	4,378	526	—	4,904
Deferred financing costs, net	—	4,421	—	—	—	4,421
Other	30	1,927	3,009	2,476	(1,415)	6,027
Investment in subsidiaries	217,884	333,064	26,524	—	(577,472)	—

Total assets	$217,914	$386,780	$524,496	$29,024	$(578,887)	$579,327

Current liabilities:
Current portion of long-term obligations	$—	$1,546	$810	$—	$—	$2,356
Accounts payable	—	6,735	2,119	—	—	8,854
Accrued payroll and related liabilities	—	11,079	6,083	338	—	17,500
Accrued interest	—	5,610	16	4	—	5,630
Other accrued liabilities	—	11,079	5,337	—	—	16,416

Total current liabilities	—	36,049	14,365	342	—	50,756
Long-term obligations, less current portion	—	315,479	655	—	(1,415)	314,719
Deferred income taxes	—	26,493	—	—	—	26,493
Other liabilities	—	3,544	—	—	—	3,544
Mandatorily redeemable partnership interests	—	—	2,176	—	—	2,176
Intercompany payable/(receivable)	40,502	(212,669)	174,236	(2,069)	—	—
Minority interest	—	—	—	—	4,227	4,227
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	245,056	—	—	—	—	245,056
Accumulated equity (deficit)	(67,587)	217,966	333,064	30,751	(581,781)	(67,587)
Accumulated other comprehensive loss - unrealized loss on hedging instruments	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(16)	—	—	—	—	(16)

Total stockholders’ equity	177,412	217,884	333,064	30,751	(581,699)	177,412

Total liabilities and stockholders’ equity	$217,914	$386,780	$524,496	$29,024	$(578,887)	$579,327

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Current assets:
Cash and cash equivalents	$—	$14,883	$2,244	$110	$—	$17,237
Trade accounts receivable, net	—	6	21,790	539	—	22,335
Inventory, prepaid expenses and other	—	2,607	6,228	597	—	9,432
Deferred income taxes	—	11,040	—	—	—	11,040
Prepaid income taxes	—	7,266	—	—	—	7,266

Total current assets	—	35,802	30,262	1,246	—	67,310
Property and equipment, net	—	6,692	90,933	1,536	—	99,161
Other assets:
Goodwill, net	—	—	351,130	22,108	—	373,238
Covenants-not-to-compete, net	—	—	4,050	576	—	4,626
Deferred financing costs, net	—	4,601	—	—	—	4,601
Other	30	1,939	2,517	2,296	(915)	5,867
Investment in subsidiaries	203,141	313,565	25,109	—	(541,815)	—

Total assets	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

Current liabilities:
Current portion of long-term obligations	$—	$1,544	$859	$—	$—	$2,403
Accounts payable	—	7,295	1,913	—	—	9,208
Accrued payroll and related liabilities	—	7,837	7,541	338	—	15,716
Accrued interest	—	1,517	16	5	—	1,538
Other accrued liabilities	—	10,590	4,423	(7)	—	15,006

Total current liabilities	—	28,783	14,752	336	—	43,871
Long-term obligations, less current portion	—	314,451	1,530	—	(915)	315,066
Deferred income taxes	—	24,532	—	—	—	24,532
Other liabilities	—	3,216	—	—	—	3,216
Mandatorily redeemable partnership interests	—	—	2,176	—	—	2,176
Intercompany payable/(receivable)	41,248	(211,524)	171,978	(1,702)	—	—
Minority interest	—	—	—	—	4,019	4,019
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	244,311	—	—	—	—	244,311
Accumulated equity (deficit)	(82,331)	203,223	313,565	29,128	(545,916)	(82,331)
Accumulated other comprehensive loss - unrealized loss on hedging instruments	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(16)	—	—	—	—	(16)

Total stockholders’ equity	161,923	203,141	313,565	29,128	(545,834)	161,923

Total liabilities and stockholders’ equity	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$133,862	$10,745	$(257)	$144,350
Direct costs	—	—	93,411	8,414	(257)	101,568
Selling, general and administrative	—	2,386	5,556	365	—	8,307
Depreciation and amortization	—	394	3,061	161	—	3,616
Loss on sale of assets	—	—	62	—	—	62

Operating income (loss)	—	(2,780)	31,772	1,805	—	30,797
Interest expense, net	(1)	5,983	40	(37)	—	5,985
Other expense	—	111	—	—	—	111
Equity interest in income of subsidiaries	14,743	19,499	1,426	—	(35,668)	—

Income before minority interest and provision (benefit) for income taxes	14,744	10,625	33,158	1,842	(35,668)	24,701
Minority interest in income of subsidiaries	—	—	—	—	416	416

Income before provision (benefit) for income taxes	14,744	10,625	33,158	1,842	(36,084)	24,285
Provision (benefit) for income taxes	—	(4,118)	13,659	—	—	9,541

Net income	$14,744	$14,743	$19,499	$1,842	$(36,084)	$14,744

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Revenue	$—	$—	$116,167	$9,638	$(226)	$125,579
Direct costs	—	—	82,017	7,539	(226)	89,330
Selling, general and administrative	—	4,153	4,867	343	—	9,363
Depreciation and amortization	—	346	3,077	154	—	3,577
Gain on sale of assets	—	—	(238)	—	—	(238)

Operating income (loss)	—	(4,499)	26,444	1,602	—	23,547
Interest expense, net	531	6,464	29	(32)	—	6,992
Debt retirement costs	7,417	—	—	—	—	7,417
Other expense	—	127	—	—	—	127
Equity interest in income of subsidiaries	9,872	16,585	1,273	—	(27,730)	—

Income before minority interest and provision (benefit) for income taxes	1,924	5,495	27,688	1,634	(27,730)	9,011
Minority interest in income of subsidiaries	—	—	—	—	361	361

Income before provision (benefit) for income taxes	1,924	5,495	27,688	1,634	(28,091)	8,650
Provision (benefit) for income taxes	(3,259)	(4,377)	11,103	—	—	3,467

Net income	$5,183	$9,872	$16,585	$1,634	$(28,091)	$5,183

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$14,744	$14,743	$19,499	$1,842	$(36,084)	$14,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(14,743)	(19,499)	(1,426)	—	35,668	—
Depreciation and amortization	—	394	3,061	161	—	3,616
Amortization of deferred financing costs and debt discount	—	180	4	—	—	184
Provision for uncollectible accounts	—	—	569	59	—	628
Loss on sale of assets	—	—	62	—	—	62
Minority interest in income of subsidiaries	—	—	—	—	416	416
Distributions to minority interest partners	—	(374)	—	—	—	(374)
Increase in accounts receivable	—	(1)	(4,400)	(84)	—	(4,485)
Decrease (increase) in inventory, prepaid expenses and other assets	—	145	(156)	53	—	42
Increase (decrease) in accounts payable and other accrued liabilities	—	(71)	537	7	—	473
Increase (decrease) in accrued payroll and related liabilities	—	3,242	(1,458)	—	—	1,784
Increase (decrease) in accrued interest	—	4,093	—	(1)	—	4,092
Decrease in prepaid income taxes	—	6,361	—	—	—	6,361
Increase in deferred income tax assets	—	(393)	—	—	—	(393)
Increase in deferred income tax liabilities	—	2,386	—	—	—	2,386
Increase in intercompany payable/(receivable)	(423)	16,764	(14,314)	(2,027)	—	—

Net cash provided by (used in) operating activities	(422)	27,970	1,978	10	—	29,536

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	$—	$(14,113)	$—	$—	$—	$(14,113)
Property and equipment additions, net	—	(2,719)	(746)	—	—	(3,465)
Proceeds from sale of assets	—	178	—	—	—	178
Other	—	12	83	—	—	95

Net cash used in investing activities	—	(16,642)	(663)	—	—	(17,305)

Cash flows from financing activities:
Repayment of long-term obligations	—	(529)	—	—	—	(529)
Proceeds from issuance of common stock under stock option plans	422	—	—	—	—	422

Net cash provided by (used in) financing activities	422	(529)	—	—	—	(107)

Increase in cash and cash equivalents	—	10,799	1,315	10	—	12,124
Cash and cash equivalents at beginning of period	—	14,883	2,244	110	—	17,237

Cash and cash equivalents at end of period	$—	$25,682	$3,559	$120	$—	$29,361

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows from operating activities:
Net income	$5,183	$9,872	$16,585	$1,634	$(28,091)	$5,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(9,872)	(16,585)	(1,273)	—	27,730	—
Depreciation and amortization	—	346	3,077	154	—	3,577
Amortization of deferred financing costs and debt discount	14	219	—	—	—	233
Provision for uncollectible accounts	—	—	848	80	—	928
Debt retirement costs	7,417	—	—	—	—	7,417
Gain on sale of assets	—	—	(238)	—	—	(238)
Minority interest in income of subsidiaries	—	—	—	—	361	361
Distributions to minority interest partners	—	(409)	—	—	—	(409)
Increase in accounts receivable	—	(2)	(3,937)	(47)	—	(3,986)
Decrease (increase) in inventory, prepaid expenses and other assets	17	106	(358)	13	—	(222)
Increase in accounts payable and other accrued liabilities	—	1,739	879	44	—	2,662
Increase (decrease) in accrued payroll and related liabilities	—	1,550	(1,737)	3	—	(184)
Increase in accrued interest	—	4,200	16	—	—	4,216
Decrease in prepaid income taxes	—	1,461	—	—	—	1,461
Increase in deferred income tax assets	—	(181)	—	—	—	(181)
Increase in deferred income tax liabilities	—	1,561	—	—	—	1,561
Increase in intercompany payable/(receivable)	(14,932)	28,626	(11,843)	(1,851)	—	—

Net cash provided by (used in) operating activities	(12,173)	32,503	2,019	30	—	22,379

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	$—	$(6,011)	$—	$—	$—	$(6,011)
Real estate acquired in connection with business acquisitions	—	(88)	—	—	—	(88)
Property and equipment additions, net	—	(1,651)	(1,174)	—	—	(2,825)
Proceeds from sale of assets	—	353	—	—	—	353
Other	(2)	38	179	—	—	215

Net cash used in investing activities	(2)	(7,359)	(995)	—	—	(8,356)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(485)	—	—	—	(42,293)
Repayment of revolving credit facility	—	(7,500)	—	—	—	(7,500)
Payment of deferred financing costs	(382)	—	—	—	—	(382)
Proceeds from issuance of common stock under stock option plans	20	—	—	—	—	20
Proceeds from issuance of common stock	54,345	—	—	—	—	54,345

Net cash provided by (used in) financing activities	12,175	(7,985)	—	—	—	4,190

Increase in cash and cash equivalents	—	17,159	1,024	30	—	18,213
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$22,242	$2,257	$176	$—	$24,675

12. Subsequent Events

     From April 1, 2004 through May 10, 2004, the Company acquired five animal hospitals for an aggregate consideration of $11.8 million, consisting of $11.5 million in cash and the assumption of liabilities of $350,000.

     On May 9, 2004, the Company entered into a merger agreement with National PetCare Centers, Inc. (“NPC”), pursuant to which the Company will acquire NPC for $76.5 million (less assumed debt), to be paid in cash. NPC operates 69 animal hospitals in 11 states with annual revenues for the year ended December 31, 2003 of $81.7 million. This merger agreement is subject to customary closing conditions, including approval of the stockholders of NPC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item I of this quarterly report on Form 10-Q. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number or risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 10, 2004, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 10, 2004 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

     At March 31, 2004, our laboratory network consisted of 23 laboratories serving all 50 states and our animal hospital network consisted of 247 animal hospitals in 34 states. We primarily focus on generating internal growth to increase revenue and profitability. In order to augment internal growth, we may selectively acquire laboratories and intend to acquire 20 to 25 animal hospitals per year with aggregate annual revenues of approximately $25.0 million, depending upon the attractiveness of candidates and the strategic fit with our existing operations. In addition, if presented with a favorable opportunity, we may pursue acquisitions of additional animal hospitals or laboratories, including additional chains.

     The following table summarizes our growth in facilities:

	Three Months Ended
	March 31,

	2004	2003

Laboratories:
Beginning of period	23	19
Acquisitions	—	1

End of period	23	20

Animal hospitals:
Beginning of period	241	229
Acquisitions	9	5
Relocated into hospitals operated by us	(2)	—
Sold or closed	(1)	(1)

End of period	247	233

     We adopted Financial Accounting Standards Board, FASB, Interpretation No. 46R, FIN No. 46R, Consolidation of Variable Interest Entities, in the fourth quarter of 2003 and accordingly, restated the prior period to conform to the current period presentation. Under FIN No. 46R we consolidate the operating results of the veterinary medical groups for which we provide management services. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on operating income, net income, earnings per share or cash flows. However, hospital and consolidated operating margins are lower than our historical reported margins because of the increase in revenue without a corresponding increase in operating income.

Subsequent Event

     On May 9, 2004, we entered into a merger agreement with National PetCare Centers, Inc., which we refer to as NPC, pursuant to which we will acquire NPC for $76.5 million (less assumed debt), to be paid in cash. NPC operates 69 animal hospitals in 11 states with annual revenues for the year ended December 31, 2003 of $81.7 million. The merger will allow us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

     We expect to incur integration expenses during the remainder of 2004 as we integrate NPC's animal hospital operations into our existing animal hospital operations. Our integration plan includes eliminating duplicative overhead and the closure, sale or merger of those NPC animal hospitals that do not fit our model or which we expect cannot meet our operating goals. We believe that the combination of the two companies will be accretive to net income and diluted earnings per share, starting in the third quarter of 2004. We expect a positive impact (after integration costs) of between one and two cents per diluted earnings per share in 2004. The impact in the second quarter of 2004 is not expected to be material.

     We expect to require approximately $80.0 million to $85.0 million in cash to fund merger consideration, assumed debt, transaction costs and integration costs. We intend to fund these requirements from cash on hand and increased borrowings. We will need to negotiate amendments to our existing credit facilities or enter into new facilities in order to provide for these requirements.

     The NPC board of directors unanimously approved the merger agreement. The merger agreement is subject to customary closing conditions, including approval of the stockholders of NPC. Significant stockholders of NPC, representing over 36% of the vote required to approve the transaction, have agreed to vote in favor of the transaction while the merger agreement is in effect. VCA Antech's board of directors unanimously approved the merger. Closing is targeted for June 2004.

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

     The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates due to changes in future conditions.

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

     Discounts, such as those given to clients for prompt payment, are given to clients in periods subsequent to the period the revenue was recognized. These discounts are estimated and deducted from revenue in the period the related revenue was recognized. These estimates are based upon historical experience. Errors in these estimates would not have a material effect on our condensed, consolidated financial statements.

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

     Same-facility revenue growth includes revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

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

Critical Accounting Policies and Significant Estimates

     We are required to make significant accounting estimates that directly impact our consolidated financial statements and related disclosures. Significant estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; and (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or results of operations. We base our assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. We have discussed with our audit committee the critical accounting policies for our company, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein. We believe the critical accounting policies for our company that are most affected by significant estimates and judgments are as follows:

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

     Our insurance carriers require us to pre-fund claims at a certain loss pick (the “low-end” in the following table), and give us a maximum loss pick (the “high-end” in the following table), above which the carrier is responsible for paying all claims. The ranges set forth by the insurance carrier reflect the most probable potential for our workers’ compensation claims losses. The increase in the insurance carriers’ range reflects the trend over the last several years toward increasing workers’ compensation costs. Based on these ranges, and the factors described above, we estimated our losses using a loss pick of 2.10% for the policy years ending September 30, 2004 and 2003. The increase in our loss pick reflects an increase in our claims loss trend during the previous years.

     The following table reflects the loss pick percentages and total estimated claims expense recorded by us and the probable ranges for the ultimate realized loss picks and claims expense (in thousands):

		Claims Expense		Probable Claims Expense Range
		Recorded		Low-End		High-End

	Payroll	%	$	%	$	%	$

Policy year ending 9/30/04 (6 months of policy elapsed as of 3/31/04)	$98,843	2.10%	$2,076	1.53%	$1,512	2.82%	$2,784
Policy year ended 9/30/03	185,907	2.10%	3,904	1.59%	2,931	2.55%	4,741
Policy year ended 9/30/02	169,022	2.04%	3,441	1.54%	2,603	2.49%	4,208

Total	$453,772	2.08%	$9,421	1.55%	$7,046	2.59%	$11,733

     We recognize the claims expense as part of the overall workers’ compensation expense in direct costs and selling, general and administrative expense of our segments, based on their respective payroll cost and the loss pick percentage discussed and shown above, to calculate the claims loss portion of the expense. The difference between the minimum amount of claims losses pre-funded to the insurance carrier and the amount expensed is accrued and included in other liabilities. If our estimates prove to be incorrect as the losses develop over several years, we will either have to pay additional claims losses or will receive a refund from our insurance carrier. This could result in a need for us to recognize additional expense or have expense reduced in future periods within the range shown above.

     The insurance policies in place prior to September 30, 2001 did not have large deductibles, and we have accrued for the maximum possible expense under these policies.

     Impairment of Goodwill

     Our goodwill represents the purchase price paid and liabilities assumed for animal hospital and laboratory acquisitions in excess of the fair market value of the net assets acquired. The total amount of our net goodwill at March 31, 2004 was $386.7 million, consisting of $94.8 million for our laboratory operating segment and $291.9 million for our animal hospital operating segment.

     Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, which equate to our laboratory and animal hospital operating segments, to their respective net book value. At December 31, 2003, we estimated the fair market value of each of our operating segments and determined that the estimated fair value of each exceeded their respective net book value, resulting in a conclusion that our goodwill was fairly stated.

     For three months ended March 31, 2004, there have been no significant changes in the operating environment of our operating segments or in the other variables used in our estimates of fair value that would cause us to believe that the fair value of our operating segments might have materially changed since our evaluation at December 31, 2003. We will review our goodwill for impairment again at December 31, 2004 or upon material changes in our operating environment. We do not anticipate that there will be significant changes in our operations or operating environments in the near future.

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

Results of Operations

     The following table sets forth components of our income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,

	2004	2003

Revenue:
Laboratory	34.1%	33.2%
Animal hospital	67.9	68.7
Intercompany	(2.0)	(1.9)

Total revenue	100.0	100.0
Direct costs (excluding operating depreciation)	70.4	71.1
Selling, general and administrative	5.8	7.5
Depreciation and amortization	2.5	2.8
Loss (gain) on sale of assets	—	(0.2)

Operating income	21.3	18.8
Interest expense, net	4.1	5.6
Debt retirement costs	—	5.9
Other expense	0.1	0.1
Minority interest in income of subsidiaries	0.3	0.3

Income before provision for income taxes	16.8	6.9
Provision for income taxes	6.6	2.8

Net income	10.2%	4.1%

     The following is a summary of the components of operating income (loss) and operating margin by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total

Three Months Ended March 31, 2004
Revenue	$49,182	$97,956	$—	$(2,788)	$144,350
Direct costs (excluding operating depreciation)	26,894	77,462	—	(2,788)	101,568
Selling, general and administrative	3,173	2,748	2,386	—	8,307
Depreciation and amortization	821	2,401	394	—	3,616
Loss (gain) on sale of assets	(1)	63	—	—	62

Operating income (loss)	$18,295	$15,282	$(2,780)	$—	$30,797

Operating margin	37.2%	15.6%	(1.9)%		21.3%

Three Months Ended March 31, 2003
Revenue	$41,698	$86,307	$—	$(2,426)	$125,579
Direct costs (excluding operating depreciation)	23,456	68,300	—	(2,426)	89,330
Selling, general and administrative	2,707	2,503	4,153	—	9,363
Depreciation and amortization	754	2,477	346	—	3,577
Gain on sale of assets	(2)	(236)	—	—	(238)

Operating income (loss)	$14,783	$13,263	$(4,499)	$—	$23,547

Operating margin	35.5%	15.4%	(3.6)%		18.8%

     Revenue

     The following table summarizes our revenue (in thousands):

	Three Months Ended March 31,

	2004	2003	% Change

Laboratory	$49,182	$41,698	17.9%
Animal hospital	97,956	86,307	13.5%
Intercompany	(2,788)	(2,426)

Total revenue	$144,350	$125,579	14.9%

     Laboratory Revenue

     Laboratory revenue increased $7.5 million for the three months ended March 31, 2004 compared to the same period in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	Three Months Ended March 31,

Laboratory Revenue:	2004	2003	% Change

Internal growth:
Number of requisitions	1,999	1,846	8.3%
Average revenue per requisition (1)	$23.22	$22.59	2.8%

Total internal revenue (2)	$46,411	$41,698	11.3%
Billing day adjustment (3)	611	—
Acquired revenue	2,160	—

Total	$49,182	$41,698	17.9%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Numbers may not calculate exactly due to rounding.

(3)	The 2004 billing day adjustment reflects the impact of one additional billing day for the three months ended March 31, 2004 as compared to the same period in the prior year.

     The increases in requisitions from internal growth for the three months ended March 31, 2004 are the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis and treatment of diseases. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by ourselves, pharmaceutical companies and other service providers in the industry. In addition, we continue to see the impact from the recent migration of diagnostic testing from the human health care industry and the advent of medicine in the veterinary industry that requires diagnostic assessment and monitoring.

     The increases in the average revenue per requisition for the three months ended March 31, 2004 is primarily attributable to price increases, which approximated 2% to 4% in February 2004 and 3% to 5% in February 2003. These price increases were partially offset by changes in the mix of tests performed per requisition.

     As the result of our laboratory acquisitions subsequent to January 1, 2003, we generated an additional $2.2 million of revenue (referred to in the above table as “acquired revenue”) during the three months ended March 31, 2004 in comparison to the same period in the prior year.

     Animal Hospital Revenue

     Animal hospital revenue increased $11.6 million for the three months ended March 31, 2004 compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except average price per order):

	Three Months Ended March 31,

Animal Hospital Revenue:	2004	2003	% Change

Same-facility:
Orders	809	812	(0.4)%
Average revenue per order (1)	$109.94	$104.14	5.6%

Same-facility revenue (2)	$88,948	$84,519	5.2%
Business day adjustment (3)	1,191	—
Net acquired revenue	7,817	1,788

Total	$97,956	$86,307	13.5%

(1)	Computed by dividing same-facility revenue by same-facility orders.

(2)	Numbers may not calculate exactly due to rounding.

(3)	The 2004 business day adjustment reflects the impact of one additional business day for the three months ended March 31, 2004 as compared to the same period in the prior year.

     Over the last few years, certain pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase such items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Orders for these pet-related products and vaccinations generally generate revenue that is less than the average revenue for all orders. In addition, the Company’s business strategy has placed greater emphasis on high-quality veterinary care and wellness programs, which are higher priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.

     Price increases also contributed to the increase in the average revenue per order, which approximated 2.5% to 5% on services at most hospitals in both February 2004 and 2003. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

     Net acquired revenue represents the revenue from those hospitals acquired, sold or closed on or subsequent to January 1, 2003. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and disposals during the periods compared.

     Direct Costs (Excluding Operating Depreciation)

     The following table summarizes our direct costs as a percentage of applicable revenue (in thousands):

	Three Months Ended March 31,

	2004		2003

		% of		% of	%
	$	Revenue	$	Revenue	Change

Laboratory	$26,894	54.7%	$23,456	56.3%	14.7%
Animal hospital	77,462	79.1%	68,300	79.1%	13.4%
Intercompany	(2,788)		(2,426)

Total direct costs	$101,568	70.4%	$89,330	71.1%	13.7%

     Laboratory Direct Costs

     The decrease in laboratory direct costs as a percentage of laboratory revenue during these periods was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

     Animal Hospital Direct Costs

     Animal hospital direct costs as a percentage of applicable revenue was consistent with the same period in the prior year.

     Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended March 31,

	2004		2003

		% of		% of	%
	$	Revenue	$	Revenue	Change

Laboratory	$3,173	6.5%	$2,707	6.5%	17.2%
Animal hospital	2,748	2.8%	2,503	2.9%	9.8%
Corporate	2,386	1.7%	4,153	3.3%	(42.5)%

Total SG&A	$8,307	5.8%	$9,363	7.5%	(11.3)%

     Laboratory SG&A

     Laboratory SG&A as a percentage of laboratory revenue was consistent with the same period in the prior year. The increase in Laboratory SG&A was primarily the result of hiring additional sales persons.

     Animal Hospital SG&A

     The decrease in animal hospital SG&A as a percentage of animal hospital revenue was primarily attributable to increases in animal hospital revenue combined with operating leverage associated with our animal hospital business.

     Corporate SG&A

     During the three months ended March 31, 2004, a claim with our insurance company was settled that provided for the partial reimbursement of the Zoasis Corporation litigation settlement incurred in 2002 and related legal fees. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the insurance claim settlement (in thousands):

	Three Months Ended March 31,

	2004		2003

		% of		% of	%
	$	Revenue	$	Revenue	Change

Corporate SG&A as reported	$2,386	1.7%	$4,153	3.3%	(42.5)%
Impact of insurance claim settlement:
Litigation settlement reimbursement	(1,124)		—
Legal fees reimbursement	(801)		—

Corporate SG&A excluding the insurance claim settlement	$4,311	3.0%	$4,153	3.3%	3.8%

     Excluding the impact of the insurance claim settlement, corporate SG&A as a percentage of total revenue decreased due to an increase in total revenue combined with operating leverage.

     Interest Expense, Net

     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Interest expense:
Revolving credit facility	$—	$27
Senior term C notes	—	1,839
Senior term D notes	1,342	—
9.875% senior subordinated notes	4,197	4,197
15.5% senior notes	—	522
Interest rate hedging agreements	164	85
Amortization of deferred financing costs and debt discount	184	233
Secured seller notes & other	188	182

	6,075	7,085
Interest income	90	93

Total interest expense, net of interest income	$5,985	$6,992

     The decrease in net interest expense was primarily attributable to a decrease in the average debt balances outstanding and a decrease in the weighted average interest rate.

     Debt Retirement Costs

     On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with net proceeds received from the sale of our common stock. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million.

     Provision for Income Taxes

     We recognized a litigation settlement reimbursement of $1.1 million during the three months ended March 31, 2004, which we discuss above in “Corporate SG&A.” This reimbursement had no related tax expense reducing our effective tax rate to 39.3% for the three months ended March 31, 2004. This reimbursement will not impact our effective tax rate for quarters subsequent to the quarter ended March 31, 2004.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at March 31, 2004 totaled $29.4 million up from $17.2 million at December 31, 2003. The increase is a result of net cash provided by operations exceeding net cash used in investing and financing activities.

     Cash Flows from Operating Activities

     Net cash provided by operating activities increased $7.2 million for the three months ended March 31, 2004 compared to the same period in the prior year. This increase is primarily due to: (a) improved operating performance; (b) acquisitions; and (c) an $837,000 decrease in interest paid as a result of a reduction in the weighted average debt balances outstanding and a reduction in the weighted average interest rate. This increase was partially offset by: (a) a $561,000 increase in taxes paid; and (b) a use of $1.6 million from changes in working capital.

     Cash Flows used in Investing Activities

     In each of the three months ended March 31, 2004 and 2003, net cash used in investing activities was primarily comprised of cash used for the acquisition of animal hospitals and laboratories and expenditures for property and equipment.

     We anticipate spending approximately $25.0 to $30.0 million for acquisitions and $18.0 million for property and equipment in 2004. Of these amounts, approximately $14.1 million and $3.5 million was used in the first quarter of 2004. The remaining amounts are intended to be spent over the last three quarters of the year. However, we may purchase either a fewer or greater number of animal hospital facilities, including additional chains, than we are planning depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, there may be acquisition opportunities in the laboratory field that may impose additional cash requirements. We intend to primarily use cash in our acquisitions but, depending upon the timing and amount of our acquisitions, we may use stock or debt to the extent we deem it appropriate. Our covenants under our senior credit facility allow us to spend $40.0 million per year on acquisitions, and we would require a waiver or amendment to the covenant to exceed this amount.

     See “Subsequent Event” for a discussion of additional requirements that may arise in connection with a planned merger.

     Cash flows from Financing Activities

     During the three months ended March 31, 2003, we completed an offering of common stock at an issue price of $15.25 per share, in which we sold 3.8 million shares of our common stock in exchange for net proceeds of $54.3 million. Approximately $42.7 million of the net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

     Borrowings and repayments under our revolving credit facility are the result of normal working capital shifts created by the seasonality of our business and the timing of acquisition activity. In the fourth quarter of 2002 we borrowed $7.5 million, and in early 2003 we repaid the full amount. At March 31, 2004, we had no borrowings under our revolving credit facility.

     See “Subsequent Event” for a discussion of additional financing needs we may have in connection with a planned merger.

     Future Cash Requirements

     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2004 (1)	2005	2006	2007	2008	Thereafter

Long-term debt	$316,918	$1,761	$1,925	$18,944	$71,128	$53,153	$170,007
Capital lease obligations	157	135	22	—	—	—	—
Operating leases	240,403	12,027	15,861	15,642	15,481	15,172	166,220
Fixed cash interest expense	101,948	17,156	17,246	17,124	16,823	16,812	16,787
Variable cash interest expense (2)	31,736	5,165	7,902	9,242	7,303	2,124	—
Deferred income tax liabilities	26,493	—	—	—	—	—	26,493
Mandatorily redeemable partnership interests	2,176	—	—	—	—	—	2,176
Swap agreements (2)	(431)	(200)	(231)	—	—	—	—

	$719,400	$36,044	$42,725	$60,952	$110,735	$87,261	$381,683

(1)	Consists of the period April 1 through December 31, 2004.

(2)	We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable rate component plus a fixed 2.5%. Including the fixed 2.5%, we estimate that the interest rate on our variable rate debt will be 4.8%, 5.5%, 6.5%, 7.5%, and 8.0% for years 2004 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2003 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

     We anticipate that our cash on hand, cash from operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our contractual obligations and other cash needs for more than the next 12 months.

     See “Subsequent Event” for a discussion of additional cash requirements we may have in connection with a planned merger.

     Debt Related Covenants

     The senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of dividends. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At March 31, 2004, we had a fixed charge coverage ratio of 1.67 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

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

     We entered into the swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional amount of the swap agreements and the fixed rate conversion period is equal to the terms of the contract. The impact of the swap agreements has been factored into our future contractual cash requirements table above.

     In the future, we may enter into additional interest rate strategies to take advantage of favorable current rate environments. We have not yet determined what those strategies will be or their possible impact.

     Description of Indebtedness

     Senior Credit Facility

     At March 31, 2004, we had $145.3 million principal amount outstanding under our senior term D notes and no borrowings outstanding under our revolving credit facility.

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

     9.875% Senior Subordinated Notes

     On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At March 31, 2004, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing and future domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

     Before December 1, 2004, we can redeem up to $59.5 million of principal on our 9.875% senior subordinated notes at a redemption price of 109.9% of the principal amount with proceeds from an equity offering. The remaining portion may be paid off at our discretion beginning December 1, 2005 at a redemption price of 104.9% of the principal amount.

     Other Debt

     At March 31, 2004, we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $1.7 million.

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

We recently entered into a merger agreement to acquire National PetCare Centers, Inc. The planned merger entails risks about which our investors should be aware.

     On May 9, 2004, we entered into a merger agreement with NPC pursuant to which we will acquire NPC for $76.5 million (less assumed debt), to be paid in cash. Although we have targeted the closing of this merger for June 1, 2004, the merger is subject to significant conditions, some of which are outside of our control. Accordingly, the closing of the merger may be delayed beyond June 1, 2004 or may not occur at all.

     We have entered into a merger agreement with NPC with the expectation that the merger will result in beneficial synergies. These include the potential to realize improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs.

     Achieving these anticipated business benefits will depend on whether our operations and NPC’s operations can be integrated with each other in an efficient, effective and timely manner. Any delays in the integration process or unanticipated costs or results, could negatively impact our combined revenues, operating margins and net income. The combination of our two companies will require, among other things, the integration of the companies’ management staffs, the retention and expansion of the companies’ veterinarian and other professional staff and the identification and elimination of unnecessary overhead and non-performing hospitals. The success of this process will be significantly influenced by our ability to retain key management and professional personnel. If we are unsuccessful in accomplishing this, it may have a negative impact on our combined revenues, operating margins and net income.

     The integration of operations of the two companies will require the dedication of management resources, which may temporarily detract attention from the day-to-day business of the combined companies. In addition, the employees of the combined company may be less productive as a result of uncertainty during the integration process, which also may disrupt our business. Our inability to successfully integrate the operations of NPC could have an adverse effect on the business and results of the combined companies. In addition, even if the integration is successfully accomplished, it is anticipated that the integration will be accomplished over time and, in the interim, the combination may have an adverse effect on the business and results of operations of the combined companies.

     In addition, the present and potential customers of NPC may not continue their current utilization patterns or the proposed merger may have an adverse impact on the relationships with veterinarians and other animal health care professionals currently employed by NPC. Any significant reduction in utilization patterns or any significant adverse impact on relationships with the veterinarians or other animal health care professionals currently employed by NPC, could have an adverse effect on the business and results of operations of the combined companies.

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

     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and laboratories. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. We expect to acquire in the ordinary course of business 20 to 25 animal hospitals per year with aggregate annual revenues of approximately $25.0 million. In some cases, we have experienced delays and increased costs in integrating some hospitals, particularly where we acquire a large number of hospitals in a single region at or about the same time. In these cases, our field management may spend a predominant amount of time integrating these new hospitals and less time managing our existing hospitals in those regions. During these periods, there may be less attention directed to marketing efforts or staffing issues. In these circumstances, we also have experienced delays in converting the systems of acquired hospitals into our systems, which results in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. If this were to occur in the future, it could result in decreased revenue, increased costs or lower margins.

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

     At March 31, 2004, our balance sheet reflected $386.7 million of goodwill, which is a substantial portion of our total assets of $579.3 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2003, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At March 31, 2004, our debt consisted of:

•	$145.3 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$1.7 million in principal amount outstanding under our other debt.

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

     Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional, multi-clinic practices. Also, regional pet care companies and some national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. Historically, when a competing animal hospital opens in close proximity to one of our hospitals, we have reduced prices, expanded our facility, retained additional qualified personnel, increased our marketing efforts or taken other actions designed to retain and expand our client base. As a result, our revenue may decline and our costs may increase.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of March 31, 2004, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of March 31, 2004, we operated 68 animal hospitals in 11 states with these laws, including 21 in New York. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

     Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 23.1% of our outstanding common stock. As a result, these stockholders are able to significantly affect our management, our policies and all matters requiring stockholder approval. Our largest stockholder is Leonard Green & Partners, L.P., which owns 16.8% of our common stock. Three of the partners of Leonard Green & Partners, L.P. sit on our eight member board of directors. These directors, along with the two management directors, will be able to significantly affect decisions relating to our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This concentration of ownership may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2004, we had borrowings of $145.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into three separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. The third agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $145.3 million to $65.3 million. Accordingly, for the twelve month period ending March 31, 2005, for every 1.0% increase in LIBOR we will pay an additional $781,000 in interest expense and for every 1.0% decrease in LIBOR we will save $781,000 in interest expense.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(1)	Report on Form 8-K, filed February 24, 2004, reporting under Item 5, financial guidance for fiscal year 2004 and under Item 12, financial information for the fourth quarter and fiscal year 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California.

Date: May 10, 2004	By:	/s/ Tomas W. Fuller

Tomas W. Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.