Form 10-Q
period 2004-06-30
VCA ANTECH INC
filed 2004-08-06
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: common stock, $0.001 par value 40,957,118 shares as of August 3, 2004.

VCA ANTECH, INC.
FORM 10-Q
JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,836	$17,237
Restricted cash	1,365	—
Trade accounts receivable, less allowance for uncollectible accounts of $7,187 and $6,681 at June 30, 2004 and December 31, 2003, respectively	26,753	22,335
Inventory, prepaid expenses and other	10,778	9,432
Deferred income taxes	12,672	11,040
Prepaid income taxes	5,866	7,266

Total current assets	90,270	67,310
Property and equipment, net	110,967	99,161
Other assets:
Goodwill	477,733	373,238
Other intangible assets, net	8,177	4,692
Deferred financing costs, net	4,222	4,601
Other	6,039	5,801

Total assets	$697,408	$554,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4,578	$2,403
Accounts payable	12,258	9,208
Accrued payroll and related liabilities	18,200	15,716
Accrued interest	1,665	1,538
Other accrued liabilities	17,971	15,006

Total current liabilities	54,672	43,871
Long-term obligations, less current portion	393,989	315,066
Deferred income taxes	28,914	24,532
Other liabilities	11,860	5,392
Minority interest	8,823	4,019
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 75,000 shares authorized, and 40,949 and 40,715 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	41	41
Additional paid-in capital	248,378	244,311
Accumulated deficit	(49,420)	(82,331)
Accumulated other comprehensive income (loss) — unrealized gain (loss) on hedging instruments	161	(82)
Notes receivable from stockholders	(10)	(16)

Total stockholders’ equity	199,150	161,923

Total liabilities and stockholders’ equity	$697,408	$554,803

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue	$169,947	$142,761	$314,297	$268,340
Direct costs	119,943	100,005	224,733	192,566

Gross profit	50,004	42,756	89,564	75,774
Selling, general and administrative	11,765	9,484	20,466	19,193
Loss (gain) on sale of assets	4	78	66	(160)

Operating income	38,235	33,194	69,032	56,741
Interest expense, net	6,098	6,418	12,083	13,410
Debt retirement costs	810	—	810	7,417
Other (income) expense	(287)	131	(176)	258
Minority interest in income of subsidiaries	755	462	1,171	823

Income before provision for income taxes	30,859	26,183	55,144	34,833
Provision for income taxes	12,692	10,833	22,233	14,300

Net income	$18,167	$15,350	$32,911	$20,533

Basic earnings per common share	$0.44	$0.38	$0.81	$0.52

Diluted earnings per common share	$0.44	$0.37	$0.79	$0.51

Shares used for computing basic earnings per share	40,837	40,606	40,789	39,818

Shares used for computing diluted earnings per share	41,691	41,136	41,609	40,288

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,911	$20,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,435	7,074
Amortization of deferred financing costs and debt discount	367	456
Provision for uncollectible accounts	1,084	1,557
Debt retirement costs	810	7,417
Loss (gain) on sale of assets	66	(160)
Other	(92)	—
Minority interest in income of subsidiaries	1,171	823
Distributions to minority interest partners	(813)	(797)
Increase in accounts receivable	(4,962)	(5,351)
Decrease (increase) in inventory, prepaid expenses and other assets	(522)	168
Increase in accounts payable and other accrued liabilities	598	1,343
Decrease in accrued payroll and related liabilities	(2,596)	(2,196)
Increase (decrease) in accrued interest	10	(32)
Decrease in prepaid income taxes	3,435	4,910
Increase in deferred income tax assets	(574)	(877)
Increase in deferred income tax liabilities	3,987	3,652

Net cash provided by operating activities	42,315	38,520

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(92,931)	(19,926)
Real estate acquired in connection with business acquisitions	(4,385)	(589)
Property and equipment additions, net	(9,027)	(6,168)
Proceeds from sale of assets	179	355
Other	123	361

Net cash used in investing activities	(106,041)	(25,967)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(146,842)	(43,011)
Proceeds from the issuance of long-term debt	225,000	—
Repayment of revolving credit facility	—	(7,500)
Payment of financing costs	(794)	(382)
Proceeds from issuance of common stock under stock option plans	1,961	67
Proceeds from issuance of common stock	—	54,323

Net cash provided by financing activities	79,325	3,497

Increase in cash and cash equivalents	15,599	16,050
Cash and cash equivalents at beginning of period	17,237	6,462

Cash and cash equivalents at end of period	$32,836	$22,512

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. General

          The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. Acquisitions

     National PetCare Centers, Inc.

          On June 1, 2004, the Company consummated a merger agreement with National PetCare Centers, Inc. (“NPC”), which operated 67 animal hospitals located in 11 states as of the merger date. As of June 30, 2004, the Company had not finalized the purchase price accounting for the transaction, however, as of that date, the total consideration was $89.3 million consisting of $66.1 million in cash (net of cash acquired) paid to holders of NPC stock and debt, $2.6 million in assumed debt, $12.8 million in assumed liabilities, $6.3 million of assumed operating leases whose terms were in excess of market and $1.5 million paid for professional services. The preliminary allocation for the $89.3 million is as follows: $11.6 million to tangible assets, $76.3 million to goodwill and $1.4 million to other intangible assets. The Company expects that approximately $18.6 million of the goodwill for NPC will be fully deductible for income tax purposes.

          The Company intends to close underperforming NPC animal hospitals and NPC’s corporate office and to terminate NPC employees whose functions are duplicative of those of VCA employees. The Company intends to incur costs associated with these activities, consisting primarily of lease termination costs and employee severance costs. These costs will result in an increase in the total purchase price of the transaction. As of June 30, 2004, the Company has not finalized its formal plan for these activities.

Total Acquisition Activity

          The following table summarizes the number of acquired animal hospitals and veterinary diagnostic laboratories (including the NPC acquisition on June 1, 2004):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Laboratories:
Acquisitions	—	5	—	6
Acquisitions relocated into the Company’s laboratories	—	(2)	—	(2)

	—	3	—	4

Animal hospitals:
Acquisitions	73	11	82	16
Acquisitions relocated into the Company’s animal hospitals	(1)	(5)	(3)	(5)

	72	6	79	11

          The following table summarizes the aggregate consideration, including acquisition costs, paid by the Company for its acquisitions (including the NPC acquisition on June 1, 2004) and the preliminary allocation of the purchase price (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Consideration:
Cash	$80,410	$13,813	$94,185	$19,374
Obligation to be settled in cash or common stock	—	2,250	—	2,250
Obligations to sellers (1)	410	220	1,135	682
Notes payable and other liabilities assumed	21,771	1,180	21,910	1,230

Total	$102,591	$17,463	$117,230	$23,536

Purchase Price Allocation (2):
Tangible assets	$12,667	$2,042	$13,229	$2,248
Identifiable intangible assets	3,768	791	4,478	1,205
Goodwill (3)	86,156	14,630	99,523	20,083

Total	$102,591	$17,463	$117,230	$23,536

(1)	Represents a portion of the purchase price withheld (the “holdback”) for offset of any amounts the Company may pay on behalf of the former owner for any liabilities the Company did not assume at the time of acquisition. The unused portion is paid to the seller after a designated period following the date of acquisition.

(2)	Represents purchase price allocations subject to change in accordance with GAAP. In addition, all purchase price adjustments related to prior period acquisitions are reflected within the balances above.

(3)	The Company expects that $26.4 million and $6.5 million of the goodwill recorded for the three months ended June 30, 2004 and 2003, respectively, and $38.3 million and $11.0 million of the goodwill recorded for the six months ended June 30, 2004 and 2003, respectively, will be fully deductible for income tax purposes.

          The following table summarizes goodwill assigned to the animal hospital and laboratory segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Laboratory (1)	$(1,530)	$6,047	$(1,482)	$6,321
Animal hospital	87,686	8,583	101,005	13,762

Total	$86,156	$14,630	$99,523	$20,083

(1)	In 2004, the Company reallocated $1.5 million to non-contractual customer relationships related to an acquisition that occurred in 2003.

     Partnership Interests

          During the six months ended June 30, 2004, the Company purchased the ownership interests of partners in four partially-owned subsidiaries of the Company; three of those interests were purchased during the second quarter of 2004. During the six months ended June 30, 2003, the Company purchased the total ownership interest of partners in two partially-owned subsidiaries of the Company; one of those interests was purchased during the second quarter of 2003. The following table summarizes the consideration paid by the Company and the amount of goodwill recorded (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Consideration:
Cash	$250	$106	$306	$106
Notes receivable (1)	184	41	184	41
Notes payable	—	—	131	763

Total	$434	$147	$621	$910

Goodwill recorded (2)	$447	$(1)	$610	$362

(1)	The Company forgave certain notes owed to the Company by the partner.

(2)	The Company expects that the goodwill recorded for the transactions will be fully deductible for income tax purposes.

     Other Acquisition Payments

          During the six months ended June 30, 2004 and 2003, the Company paid $500,000 and $438,000 respectively, of unused holdbacks to the respective sellers.

          During the three months ended June 30, 2004, the Company paid $75,000 pursuant to the earn-out provisions of a purchase agreement related to a prior acquisition.

          In June 2004, the Company paid $2.3 million in cash to settle an obligation incurred in connection with a prior year acquisition.

3. Goodwill and Other Intangible Assets

          Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. Other intangible assets represent non-contractual customer relationships for veterinary diagnostic laboratories, covenants-not-to-compete and client lists, all of which are associated with acquisitions.

          The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2004 (in thousands):

		Animal
	Laboratory	Hospital	Total
Balance as of January 1, 2004	$94,770	$278,468	$373,238
Goodwill acquired	(1,407)	101,615	100,208
Goodwill related to partnerships	—	4,307	4,307
Goodwill written-off related to sale of animal hospital	—	(20)	(20)

Balance as of June 30, 2004	$93,363	$384,370	$477,733

          In addition to goodwill, the Company had other intangible assets as follows (in thousands):

	As of June 30, 2004			As of December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-contractual customer relationships	$1,530	$(64)	$1,466	$—	$—	$—
Covenants-not-to-compete	12,920	(6,410)	6,510	10,141	(5,515)	4,626
Client lists	667	(466)	201	498	(432)	66

Total	$15,117	$(6,940)	$8,177	$10,639	$(5,947)	$4,692

          The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Aggregate amortization expense	$553	$438	$993	$915

          Based on balances at June 30, 2004, estimated amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2004	$2,130
2005	$1,901
2006	$1,546
2007	$1,307
2008	$894

4. Calculation of Earnings per Common Share

          Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$18,167	$15,350	$32,911	$20,533

Weighted average common shares outstanding:
Basic	40,837	40,606	40,789	39,818
Effect of dilutive common shares:
Stock options	814	494	765	452
Contracts that may be settled in stock or cash	40	36	55	18

Diluted	41,691	41,136	41,609	40,288

Basic earnings per common share	$0.44	$0.38	$0.81	$0.52

Diluted earnings per common share	$0.44	$0.37	$0.79	$0.51

5. Interest-Rate Hedging Agreements

          The Company has entered into no-fee swap agreements (“Swap Agreements”), whereby the Company pays to counterparties amounts based on fixed interest rates and set notional amounts in exchange for the receipt of payments from counterparties based on LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3
Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs
Qualifies for hedge accounting (1)	No	No	Yes

(1)	Swap #1 and #2 are no longer considered effective as of May 2003 and March 2004, respectively.

          Both Swap #1 and Swap #2 were initially considered to be cash-flow hedging instruments; however, management has determined that they are no longer effective tools for mitigating interest-rate risk within an acceptable degree of variance because the current interest rate environment is materially different than management’s projections at the inception of the contracts. As a result of this determination, Swap #1 and Swap #2 no longer qualify for hedge accounting and all changes in their market value are recognized as income or expense in the period of change with the fair market value reflected as an asset or liability on the balance sheet.

          The following table summarizes the Company’s payments and unrealized loss (gain) recognized under the Swap Agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cash paid (1)	$166	$102	$329	$187
Unrealized loss (gain) (2)	$(287)	$131	$(176)	$258

(1)	These payments are included in interest expense in the condensed, consolidated income statements.

(2)	These unrealized losses (gains) are included in other (income) expense in the condensed, consolidated income statements.

          The valuations of the Swap Agreements are determined by the counterparties based on fair market valuations for similar agreements. At June 30, 2004, the fair market value of the Swap Agreements resulted in an asset from interest-rate hedging activities of $142,000 and at December 31, 2003, resulted in a liability of $277,000.

6. Consolidation of Variable Interest Entities

          Under the provisions of Financial Accounting Standards Board Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities, adopted by the Company in the fourth quarter of 2003, the veterinary medical groups for which the Company provides management services are variable interest entities. As a result of adopting FIN No. 46R, the Company consolidated the veterinary medical groups. The prior periods presented have been restated to conform to the current period presentation. The restatement resulted in an increase in both revenue and direct costs in the amount of $10.4 million and $20.0 million for the three and six months ended June 30, 2003, thus there was no impact on gross profit, operating income, net income, earnings per share or cash flows.

7. Lines of Business

          During the three and six months ended June 30, 2004 and 2003, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other two segments.

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

          Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total
Three Months Ended June 30, 2004
Revenue	$51,951	$121,384	$—	$(3,388)	$169,947
Direct costs	27,983	95,348	—	(3,388)	119,943

Gross profit	23,968	26,036	—	—	50,004
Selling, general and administrative	3,190	3,056	5,519	—	11,765
Loss on sale of assets	2	2	—	—	4

Operating income (loss)	$20,776	$22,978	$(5,519)	$—	$38,235

Depreciation and amortization	$897	$2,536	$386	$—	$3,819

Capital expenditures	$1,057	$4,078	$427	$—	$5,562

Three Months Ended June 30, 2003
Revenue	$46,691	$98,822	$—	$(2,752)	$142,761
Direct costs	25,615	77,142	—	(2,752)	100,005

Gross profit	21,076	21,680	—	—	42,756
Selling, general and administrative	2,797	2,519	4,168	—	9,484
Loss (gain) on sale of assets	21	58	(1)	—	78

Operating income (loss)	$18,258	$19,103	$(4,167)	$—	$33,194

Depreciation and amortization	$799	$2,304	$394	$—	$3,497

Capital expenditures	$590	$2,165	$588	$—	$3,343

Six Months Ended June 30, 2004
Revenue	$101,133	$219,340	$—	$(6,176)	$314,297
Direct costs	55,698	175,211	—	(6,176)	224,733

Gross profit	45,435	44,129	—	—	89,564
Selling, general and administrative	6,363	5,804	8,299	—	20,466
Loss on sale of assets	1	65	—	—	66

Operating income (loss)	$39,071	$38,260	$(8,299)	$—	$69,032

Depreciation and amortization	$1,718	$4,937	$780	$—	7,435

Capital expenditures	$1,803	$6,531	$693	$—	$9,027

Six Months Ended June 30, 2003
Revenue	$88,389	$185,129	$—	$(5,178)	$268,340
Direct costs	49,825	147,919	—	(5,178)	192,566

Gross profit	38,564	37,210	—	—	75,774
Selling, general and administrative	5,504	5,022	8,667	—	19,193
Loss (gain) on sale of assets	19	(178)	(1)	—	(160)

Operating income (loss)	$33,041	$32,366	$(8,666)	$—	$56,741

Depreciation and amortization	$1,553	$4,781	$740	$—	$7,074

Capital expenditures	$1,764	$3,358	$1,046	$—	$6,168

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total
At June 30, 2004
Total assets	$134,308	$496,864	$66,236	$—	$697,408

At December 31, 2003
Total assets	$130,799	$374,940	$49,064	$—	$554,803

     Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated income statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total segment operating income after eliminations	$38,235	$33,194	$69,032	$56,741
Interest expense, net	6,098	6,418	12,083	13,410
Debt retirement costs	810	—	810	7,417
Other (income) expense	(287)	131	(176)	258
Minority interest in income of subsidiaries	755	462	1,171	823

Income before provision for income taxes	$30,859	$26,183	$55,144	$34,833

8. Financing Transactions

          On June 1, 2004, the Company amended and restated its Credit and Guaranty Agreement to replace its existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The Company used the additional borrowings to fund the NPC merger as detailed above in “Footnote 2. Acquisitions” and plans to use the remaining borrowings for related merger costs and general corporate purposes. The Company incurred debt retirement costs of $810,000 as a result of amending and restating its Credit and Guaranty Agreement.

          In February 2003, the Company sold 3.8 million shares of its common stock in exchange for net proceeds of $54.3 million. The Company used $42.7 million of the net proceeds to voluntarily retire the remaining principal amount outstanding of its 15.5% senior notes due 2010 at a price of 110% of the principal amount plus accrued and unpaid interest. As a result of the debt retirement the Company incurred debt retirement costs of $7.4 million.

9. Letters of Credit and Restricted Cash

          In connection with the acquisition of NPC, the Company assumed letter of credit agreements, which serve as security for potential claims due under NPC’s existing workers’ compensation insurance policies. These letter of credit agreements aggregated approximately $1.5 million at June 30, 2004, are collateralized by $1.4 million of restricted cash and their terms are less than one year.

10. Stock-Based Compensation

          The Company has granted stock options to various employees under multiple stock option plans and is accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are issued with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of issuance or thereafter, absent modification to the options. This method is not a fair-value-based method of accounting as defined by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Fair-value-based methods of accounting require compensation expense to be recognized annually equal to the fair market value of the options granted divided by their vesting period. The following table presents net income and earnings per common share for the three and six months ended June 30, 2004 and 2003 as if the Company accounted for its stock options under SFAS No. 123 and the fair-value-based method of accounting (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
As reported	$18,167	$15,350	$32,911	$20,533
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(485)	(215)	(762)	(428)

Pro forma net income available to common stockholders	$17,682	$15,135	$32,149	$20,105

Earnings per common share:
Basic - as reported	$0.44	$0.38	$0.81	$0.52
Basic - pro forma	$0.43	$0.37	$0.79	$0.50
Diluted - as reported	$0.44	$0.37	$0.79	$0.51
Diluted - pro forma	$0.42	$0.37	$0.77	$0.50

11. Commitments and Contingencies

          The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of its business. Management believes that the probable resolution of such contingencies will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

12. Reclassifications

          Certain 2003 balances have been reclassified to conform to the 2004 financial statement presentation. The most significant of these changes was the reclassification of depreciation and amortization into direct costs and selling, general and administrative expense.

13. Condensed, Consolidating Information

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of June 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$30,451	$2,288	$97	$—	$32,836
Restricted cash	—	1,365	—	—	—	1,365
Trade accounts receivable, net	—	6	26,075	672	—	26,753
Inventory, prepaid expenses and other	—	3,105	7,083	590	—	10,778
Deferred income taxes	—	12,672	—	—	—	12,672
Prepaid income taxes	—	5,866	—	—	—	5,866

Total current assets	—	53,465	35,446	1,359	—	90,270
Property and equipment, net	—	6,558	101,971	2,438	—	110,967
Other assets:
Goodwill	—	—	446,408	31,325	—	477,733
Other intangible assets, net	—	—	7,353	824	—	8,177
Deferred financing costs, net	—	4,222	—	—	—	4,222
Other	29	1,962	3,287	2,476	(1,715)	6,039
Investment in subsidiaries	236,294	358,379	32,260	—	(626,933)	—

Total assets	$236,323	$424,586	$626,725	$38,422	$(628,648)	$697,408

Current liabilities:
Current portion of long-term obligations	$—	$2,618	$1,960	$300	$(300)	$4,578
Accounts payable	—	10,256	2,002	—	—	12,258
Accrued payroll and related liabilities	—	9,671	8,177	352	—	18,200
Accrued interest	—	1,516	149	—	—	1,665
Other accrued liabilities	—	13,466	4,505	—	—	17,971

Total current liabilities	—	37,527	16,793	652	(300)	54,672
Long-term obligations, less current portion	—	393,795	1,609	—	(1,415)	393,989
Deferred income taxes	—	28,914	—	—	—	28,914
Other liabilities	—	9,705	2,155	—	—	11,860
Intercompany payable/(receivable)	37,173	(281,649)	247,789	(3,313)	—	—
Minority interest	—	—	—	—	8,823	8,823
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	248,378	—	—	—	—	248,378
Accumulated equity (deficit)	(49,420)	236,133	358,379	41,083	(635,595)	(49,420)
Accumulated other comprehensive income - unrealized gain on hedging instruments	161	161	—	—	(161)	161
Notes receivable from stockholders	(10)	—	—	—	—	(10)

Total stockholders’ equity	199,150	236,294	358,379	41,083	(635,756)	199,150

Total liabilities and stockholders’ equity	$236,323	$424,586	$626,725	$38,422	$(628,648)	$697,408

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$14,883	$2,244	$110	$—	$17,237
Trade accounts receivable, net	—	6	21,790	539	—	22,335
Inventory, prepaid expenses and other	—	2,607	6,228	597	—	9,432
Deferred income taxes	—	11,040	—	—	—	11,040
Prepaid income taxes	—	7,266	—	—	—	7,266

Total current assets	—	35,802	30,262	1,246	—	67,310
Property and equipment, net	—	6,692	90,933	1,536	—	99,161
Other assets:
Goodwill	—	—	351,130	22,108	—	373,238
Other intangible assets, net	—	—	4,116	576	—	4,692
Deferred financing costs, net	—	4,601	—	—	—	4,601
Other	30	1,939	2,451	2,296	(915)	5,801
Investment in subsidiaries	203,141	313,565	25,109	—	(541,815)	—

Total assets	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

Current liabilities:
Current portion of long-term obligations	$—	$1,544	$859	$—	$—	$2,403
Accounts payable	—	7,295	1,913	—	—	9,208
Accrued payroll and related liabilities	—	7,837	7,541	338	—	15,716
Accrued interest	—	1,517	16	5	—	1,538
Other accrued liabilities	—	10,590	4,423	(7)	—	15,006

Total current liabilities	—	28,783	14,752	336	—	43,871
Long-term obligations, less current portion	—	314,451	1,530	—	(915)	315,066
Deferred income taxes	—	24,532	—	—	—	24,532
Other liabilities	—	3,216	2,176	—	—	5,392
Intercompany payable/(receivable)	41,248	(211,524)	171,978	(1,702)	—	—
Minority interest	—	—	—	—	4,019	4,019
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	41	—	—	—	—	41
Additional paid-in capital	244,311	—	—	—	—	244,311
Accumulated equity (deficit)	(82,331)	203,223	313,565	29,128	(545,916)	(82,331)
Accumulated other comprehensive loss - unrealized loss on hedging instruments	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(16)	—	—	—	—	(16)

Total stockholders’ equity	161,923	203,141	313,565	29,128	(545,834)	161,923

Total liabilities and stockholders’ equity	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended June 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$155,716	$14,649	$(418)	$169,947
Direct costs	—	—	109,006	11,355	(418)	119,943

Gross profit	—	—	46,710	3,294	—	50,004
Selling, general and administrative	—	5,519	5,707	539	—	11,765
Loss on sale of assets	—	—	4	—	—	4

Operating income (loss)	—	(5,519)	40,999	2,755	—	38,235
Interest expense, net	(1)	6,101	69	(71)	—	6,098
Debt retirement costs	—	810	—	—	—	810
Other income	—	(287)	—	—	—	(287)
Equity interest in income of subsidiaries	18,167	25,315	2,071	—	(45,553)	—
Minority interest in income of subsidiaries	—	—	—	—	755	755

Income before provision (benefit) for income taxes	18,168	13,172	43,001	2,826	(46,308)	30,859
Provision (benefit) for income taxes	1	(4,995)	17,686	—	—	12,692

Net income	$18,167	$18,167	$25,315	$2,826	$(46,308)	$18,167

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$132,132	$10,878	$(249)	$142,761
Direct costs	—	—	91,790	8,464	(249)	100,005

Gross profit	—	—	40,342	2,414	—	42,756
Selling, general and administrative	—	4,168	4,930	386	—	9,484
Loss (gain) on sale of assets	—	(1)	79	—	—	78

Operating income (loss)	—	(4,167)	35,333	2,028	—	33,194
Interest expense, net	(5)	6,429	37	(43)	—	6,418
Other expense	—	131	—	—	—	131
Equity interest in income of subsidiaries	15,347	21,491	1,609	—	(38,447)	—
Minority interest in income of subsidiaries	—	—	—	—	462	462

Income before provision (benefit) for income taxes	15,352	10,764	36,905	2,071	(38,909)	26,183
Provision (benefit) for income taxes	2	(4,583)	15,414	—	—	10,833

Net income	$15,350	$15,347	$21,491	$2,071	$(38,909)	$15,350

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Six Months Ended June 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$289,578	$25,394	$(675)	$314,297
Direct costs	—	—	205,478	19,930	(675)	224,733

Gross profit	—	—	84,100	5,464	—	89,564
Selling, general and administrative	—	8,299	11,263	904	—	20,466
Loss on sale of assets	—	—	66	—	—	66

Operating income (loss)	—	(8,299)	72,771	4,560	—	69,032
Interest expense, net	(2)	12,084	109	(108)	—	12,083
Debt retirement costs	—	810	—	—	—	810
Other income	—	(176)	—	—	—	(176)
Equity interest in income of subsidiaries	32,910	44,814	3,497	—	(81,221)	—
Minority interest in income of subsidiaries	—	—	—	—	1,171	1,171

Income before provision (benefit) for income taxes	32,912	23,797	76,159	4,668	(82,392)	55,144
Provision (benefit) for income taxes	1	(9,113)	31,345	—	—	22,233

Net income	$32,911	$32,910	$44,814	$4,668	$(82,392)	$32,911

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$248,299	$20,516	$(475)	$268,340
Direct costs	—	—	176,884	16,157	(475)	192,566

Gross profit	—	—	71,415	4,359	—	75,774
Selling, general and administrative	—	8,667	9,797	729	—	19,193
Gain on sale of assets	—	(1)	(159)	—	—	(160)

Operating income (loss)	—	(8,666)	61,777	3,630	—	56,741
Interest expense, net	526	12,893	66	(75)	—	13,410
Debt retirement costs	7,417	—	—	—	—	7,417
Other expense	—	258	—	—	—	258
Equity interest in income of subsidiaries	25,219	38,076	2,882	—	(66,177)	—
Minority interest in income of subsidiaries	—	—	—	—	823	823

Income before provision (benefit) for income taxes	17,276	16,259	64,593	3,705	(67,000)	34,833
Provision (benefit) for income taxes	(3,257)	(8,960)	26,517	—	—	14,300

Net income	$20,533	$25,219	$38,076	$3,705	$(67,000)	$20,533

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$32,911	$32,910	$44,814	$4,668	$(82,392)	$32,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(32,910)	(44,814)	(3,497)	—	81,221	—
Depreciation and amortization	—	780	6,296	359	—	7,435
Amortization of deferred financing costs and debt discount	—	363	4	—	—	367
Provision for uncollectible accounts	—	—	849	235	—	1,084
Debt retirement costs	—	810	—	—	—	810
Loss on sale of assets	—	—	66	—	—	66
Other	—	(92)	—	—	—	(92)
Minority interest in income of subsidiaries	—	—	—	—	1,171	1,171
Distributions to minority interest partners	—	(813)	—	—	—	(813)
Increase in accounts receivable	—	—	(4,594)	(368)	—	(4,962)
Decrease (increase) in inventory, prepaid expenses and other assets	—	(255)	(274)	7	—	(522)
Increase (decrease) in accounts payable and other accrued liabilities	—	5,837	(4,588)	7	—	1,256
Increase (decrease) in accrued payroll and related liabilities	—	1,834	(5,102)	14	—	(3,254)
Increase (decrease) in accrued interest	—	(1)	16	(5)	—	10
Decrease in prepaid income taxes	—	3,435	—	—	—	3,435
Increase in deferred income tax assets	—	(574)	—	—	—	(574)
Increase in deferred income tax liabilities	—	3,987	—	—	—	3,987
Increase (decrease) in intercompany payable/(receivable)	(1,969)	39,172	(32,273)	(4,930)	—	—

Net cash provided by (used in) operating activities	(1,968)	42,579	1,717	(13)	—	42,315

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(92,931)	$—	$—	$—	$(92,931)
Real estate acquired in connection with business acquisitions	—	(4,385)	—	—	—	(4,385)
Property and equipment additions, net	—	(7,224)	(1,803)	—	—	(9,027)
Proceeds from sale of assets	—	178	1	—	—	179
Other	7	(13)	129	—	—	123

Net cash provided by (used in) investing activities	7	(104,375)	(1,673)	—	—	(106,041)

Cash flows from financing activities:
Repayment of long-term obligations	—	(146,842)	—	—	—	(146,842)
Proceeds from issuance of long-term debt	—	225,000	—	—	—	225,000
Payment of financing costs	—	(794)	—	—	—	(794)
Proceeds from issuance of common stock under stock option plans	1,961	—	—	—	—	1,961

Net cash provided by financing activities	1,961	77,364	—	—	—	79,325

Increase (decrease) in cash and cash equivalents	—	15,568	44	(13)	—	15,599
Cash and cash equivalents at beginning of period	—	14,883	2,244	110	—	17,237

Cash and cash equivalents at end of period	$—	$30,451	$2,288	$97	$—	$32,836

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$20,533	$25,219	$38,076	$3,705	$(67,000)	$20,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(25,219)	(38,076)	(2,882)	—	66,177	—
Depreciation and amortization	—	740	6,018	316	—	7,074
Amortization of deferred financing costs and debt discount	14	442	—	—	—	456
Provision for uncollectible accounts	—	—	1,408	149	—	1,557
Debt retirement costs	7,417	—	—	—	—	7,417
Gain on sale of assets	—	(1)	(159)	—	—	(160)
Minority interest in income of subsidiaries	—	—	—	—	823	823
Distributions to minority interest partners	—	(797)	—	—	—	(797)
Increase in accounts receivable	—	(4)	(5,196)	(151)	—	(5,351)
Decrease (increase) in inventory, prepaid expenses and other assets	70	363	(322)	57	—	168
Increase (decrease) in accounts payable and other accrued liabilities	—	2,395	(1,132)	80	—	1,343
Decrease in accrued payroll and related liabilities	—	(1,652)	(521)	(23)	—	(2,196)
Increase (decrease) in accrued interest	—	(54)	22	—	—	(32)
Decrease in prepaid income taxes	—	4,910	—	—	—	4,910
Increase in deferred income tax assets	—	(877)	—	—	—	(877)
Increase in deferred income tax liabilities	—	3,652	—	—	—	3,652
Increase (decrease) in intercompany payable/(receivable)	(15,011)	52,148	(33,038)	(4,099)	—	—

Net cash provided by (used in) operating activities	(12,196)	48,408	2,274	34	—	38,520

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	$—	$(19,926)	$—	$—	$—	$(19,926)
Real estate acquired in connection with business acquisitions	—	(589)	—	—	—	(589)
Property and equipment additions, net	—	(4,404)	(1,764)	—	—	(6,168)
Proceeds from sale of assets	—	348	7	—	—	355
Other	(4)	138	227	—	—	361

Net cash used in investing activities	(4)	(24,433)	(1,530)	—	—	(25,967)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(1,203)	—	—	—	(43,011)
Repayment of revolving credit facility	—	(7,500)	—	—	—	(7,500)
Payment of financing costs	(382)	—	—	—	—	(382)
Proceeds from issuance of common stock under stock option plans	67	—	—	—	—	67
Proceeds from issuance of common stock	54,323	—	—	—	—	54,323

Net cash provided by (used in) financing activities	12,200	(8,703)	—	—	—	3,497

Increase in cash and cash equivalents	—	15,272	744	34	—	16,050
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$20,355	$1,977	$180	$—	$22,512

14. Subsequent Events

     Acquisitions

          From July 1, 2004 through August 3, 2004, the Company acquired one animal hospital, which was merged into an existing VCA animal hospital, for an aggregate consideration of $190,000 in cash.

     Common Stock

          On July 13, 2004, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 75.0 million to 175.0 million.

     Stock Split

          On July 27, 2004, the Company announced a two-for-one stock split to be effected in the form of a 100% stock dividend. To effect the stock split, stock will be distributed on August 25, 2004 to stockholders of record as of August 11, 2004. Pro forma earnings per common share, giving retroactive effect to the stock split, are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per common share	$0.22	$0.19	$0.40	$0.26
Diluted earnings per common share	$0.22	$0.19	$0.40	$0.25
Shares used for computing basic earnings per share	81,674	81,212	81,578	79,636
Shares used for computing diluted earnings per share	83,382	82,272	83,218	80,576

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

          The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 3, 2004, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 3, 2004 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

          At June 30, 2004, our laboratory network consisted of 25 laboratories serving all 50 states and our animal hospital network consisted of 317 animal hospitals in 36 states. We primarily focus on generating internal growth to increase revenue and profitability. In addition, as part of our operating plan, we plan to augment internal growth by acquiring animal hospitals, however, we may pursue acquisitions of animal hospital chains or laboratories if favorable opportunities are presented. In accord with that strategy, we acquired National PetCare Centers, Inc., or NPC, on June 1, 2004 (discussed below), which at the date of acquisition, operated 67 animal hospitals and recorded annual revenues of $81.7 million for the year ended December 31, 2003.

Significant Acquisition

     On June 1, 2004, the Company consummated a merger agreement with NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

          As of June 30, 2004, we had not finalized the purchase price accounting for the transaction, however, as of June 30, 2004 the total consideration was $89.3 million consisting of $66.1 million in cash paid to holders of NPC stock and debt, $2.6 million in assumed debt, $12.8 million in assumed working capital liabilities, $6.3 million of operating leases whose terms were in excess of market and $1.5 million paid for professional services.

          We intend to close underperforming NPC animal hospitals and NPC’s corporate office and to terminate NPC employees whose functions are duplicative of those of our employees. We intend to incur costs associated with these activities, consisting primarily of lease termination costs and employee severance costs. These costs will result in an increase in the total purchase price of the transaction. As of June 30, 2004, we have not finalized our formal plan for these activities. During the quarter ended June 30, 2004 we incurred integration costs of $570,000 with respect to our acquisition of NPC. We expect to incur additional integration costs during the remainder of 2004 as we continue to integrate NPC’s animal hospital operations into our own. These integration costs will be expensed as incurred.

          The gross profit margins for NPC’s animal hospitals have been historically lower than the gross profit margins for our own animal hospitals. As a result, we expect the integration of NPC to temporarily lower our animal hospital margins until certain efficiencies and leverage are realized.

      The total consideration, including merger costs and integration costs, was funded with cash on-hand and the additional funds borrowed under our senior credit facility on June 1, 2004.

Growth in Facilities

     The following table summarizes our growth in facilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Laboratories:
Beginning of period	23	20	23	19
Acquisitions and new facilities	2	5	2	6
Relocated into other labs operated by us	—	(2)	—	(2)

End of period	25	23	25	23

Animal hospitals:
Beginning of period	247	233	241	229
Acquisitions	73	11	82	16
Relocated into hospitals operated by us	(1)	(5)	(3)	(5)
Sold or closed	(2)	(1)	(3)	(2)

End of period	317	238	317	238

Stock Split

          On July 27, 2004, we announced a two-for-one stock split to be effected in the form of a 100% stock dividend. To effect the stock split, stock will be distributed on August 25, 2004 to stockholders of record as of August 11, 2004. Earnings per share presented in future filings for periods prior to July 1, 2004 will be adjusted to reflect the stock split.

Reclassifications

          During 2004, we began including depreciation and amortization in direct costs and selling, general and administrative expense. Prior periods presented have been reclassified to reflect this change.

Adoption of FIN No. 46R

          We adopted Financial Accounting Standards Board, FASB, Interpretation No. 46R, or FIN No. 46R, Consolidation of Variable Interest Entities, in the fourth quarter of 2003 and accordingly, restated the prior periods to conform to the current period presentation. Pursuant to FIN No. 46R, we consolidate the operating results of the veterinary medical groups for which we provide management services. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on operating income, net income, earnings per share or cash flows. However, hospital and consolidated operating margins are lower than our historical reported margins because of the increase in revenue without a corresponding increase in operating income or net income.

Basis of Reporting

     General

          Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed, consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. We report our operations in three segments: laboratory, animal hospital and corporate.

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

          Discounts, such as those given to clients for prompt payment, are given to clients in periods subsequent to the period the revenue was recognized. These discounts are estimated and deducted from revenue in the period the related revenue was recognized. These estimates are based upon historical experience. Revisions to these estimates, if any, are not expected to have a material effect on our condensed, consolidated financial statements.

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

          Same-store revenue growth includes revenue generated by customers referred from our relocated or combined animal hospitals, including those combined upon acquisition and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

     Direct Costs

          Laboratory direct costs are comprised of all costs of laboratory services, including salaries of veterinarians, specialists, technicians and other non-administrative, laboratory-based personnel, facilities rent, occupancy costs, depreciation and amortization, and supply costs.

          Animal hospital direct costs are comprised of all costs of services and products at the animal hospitals, including salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies.

     Selling, General and Administrative Expense

          Our selling, general and administrative expense is divided between our laboratory, animal hospital and corporate segments. Laboratory selling, general and administrative expense consists primarily of salary-related sales, administrative, accounting personnel, selling, marketing and promotional expense. Animal hospital selling, general and administrative expense consists primarily of field management, certain administrative and accounting personnel, recruiting and certain marketing expense. Corporate selling, general and administrative expense consists of administrative expense at our headquarters, including the salaries of corporate officers, rent, accounting, finance, legal and other professional expense and occupancy costs as well as corporate depreciation.

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

          The following table reflects the loss pick percentages and total estimated claims expense recorded by us and the probable ranges for the ultimate realized loss picks and claims expense (in thousands):

		Claims Expense		Probable Claims Expense Range
		Recorded		Low-End		High-End
	Payroll	%	$	%	$	%	$
Policy year ending 9/30/04 (9 months of policy elapsed as of 6/30/04)	$155,056	2.10%	$3,256	1.53%	$2,372	2.82%	$4,368
Policy year ended 9/30/03	185,907	2.10%	3,904	1.59%	2,931	2.55%	4,741
Policy year ended 9/30/02	169,022	2.04%	3,441	1.54%	2,603	2.49%	4,208

Total	$509,985	2.08%	$10,601	1.55%	$7,906	2.61%	$13,317

          We recognize the claims expense as part of the overall workers’ compensation expense in direct costs and selling, general and administrative expense of our segments, based on their respective payroll cost and the loss pick percentage discussed and shown above, to calculate the claims loss portion of the expense. The difference between the minimum amount of claims losses pre-funded to the insurance carrier and the amount expensed is accrued and included in other accrued liabilities. If our estimates prove to be incorrect as the losses develop over several years, we may have to adjust the accrual accordingly, and also may have to either pay additional claims losses or receive refunds from our insurance carriers. This could result in a need for us to recognize additional expense or have expense reduced in future periods within the range shown above.

          The insurance policies in place prior to September 30, 2001 did not have large deductibles, and we have accrued for the maximum possible expense under these policies.

     In connection with the NPC acquisition, we assumed additional workers’ compensation claim liabilities in the amount of $1.1 million, related to self-insurance retention policies for four policy years. We reviewed policy terms, claims history and current claims status for each policy to determine that the assumed liability is adequate.

     Valuation of Goodwill

          Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our net goodwill at June 30, 2004 was $477.7 million, consisting of $93.3 million for our laboratory operating segment and $384.4 million for our animal hospital operating segment.

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

          We will review our goodwill for impairment again at December 31, 2004 or upon additional material changes in our operating environment, however, we do not anticipate that there will be additional significant changes in our operations or operating environments in the near future.

     Allowance for Uncollectible Accounts

          The allowance for uncollectible accounts is estimated based primarily upon age of accounts receivable and loss history. Accounts receivable balances are routinely reviewed in conjunction with collection efforts, historical collection rates and other economic conditions that might ultimately affect the collectibility of accounts when considering the adequacy of the amounts recorded as allowance for uncollectible accounts. Significant changes in client mix or economic conditions could affect our collection of accounts receivable, cash flows and results of operations.

     Results of Operations

          The following table sets forth components of our income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Laboratory	30.6%	32.7%	32.2%	32.9%
Animal hospital	71.4	69.2	69.8	69.0
Intercompany	(2.0)	(1.9)	(2.0)	(1.9)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	70.6	70.1	71.5	71.8

Gross profit	29.4	29.9	28.5	28.2
Selling, general and administrative	6.9	6.6	6.5	7.2
Loss (gain) on sale of assets	—	—	—	(0.1)

Operating income	22.5	23.3	22.0	21.1
Interest expense, net	3.6	4.5	3.8	5.0
Debt retirement costs	0.5	—	0.3	2.8
Other (income) expense	(0.2)	0.1	(0.1)	0.1
Minority interest in income of subsidiairies	0.4	0.3	0.4	0.2

Income before provision for income taxes	18.2	18.4	17.6	13.0
Provision for income taxes	7.5	7.6	7.1	5.3

Net income	10.7%	10.8%	10.5%	7.7%

          The following is a summary of the components of operating income (loss) and operating margin by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total
Three Months Ended June 30, 2004
Revenue	$51,951	$121,384	$—	$(3,388)	$169,947
Direct costs	27,983	95,348	—	(3,388)	119,943

Gross profit	23,968	26,036	—	—	50,004
Selling, general and administrative	3,190	3,056	5,519	—	11,765
Loss on sale of assets	2	2	—	—	4

Operating income (loss)	$20,776	$22,978	$(5,519)	$—	$38,235

Operating margin	40.0%	18.9%	(3.2)%		22.5%

Depreciation and amortization	$897	$2,536	$386	$—	$3,819

Three Months Ended June 30, 2003
Revenue	$46,691	$98,822	$—	$(2,752)	$142,761
Direct costs	25,615	77,142	—	(2,752)	100,005

Gross profit	21,076	21,680	—	—	42,756
Selling, general and administrative	2,797	2,519	4,168	—	9,484
Loss (gain) on sale of assets	21	58	(1)	—	78

Operating income (loss)	$18,258	$19,103	$(4,167)	$—	$33,194

Operating margin	39.1%	19.3%	(2.9)%		23.3%

Depreciation and amortization	$799	$2,304	$394	$—	$3,497

Six Months Ended June 30, 2004
Revenue	$101,133	$219,340	$—	$(6,176)	$314,297
Direct costs	55,698	175,211	—	(6,176)	224,733

Gross profit	45,435	44,129	—	—	89,564
Selling, general and administrative	6,363	5,804	8,299	—	20,466
Loss on sale of assets	1	65	—	—	66

Operating income (loss)	$39,071	$38,260	$(8,299)	$—	$69,032

Operating margin	38.6%	17.4%	(2.6)%		22.0%

Depreciation and amortization	$1,718	$4,937	$780	$—	$7,435

Six Months Ended June 30, 2003
Revenue	$88,389	$185,129	$—	$(5,178)	$268,340
Direct costs	49,825	147,919	—	(5,178)	192,566

Gross profit	38,564	37,210	—	—	75,774
Selling, general and administrative	5,504	5,022	8,667	—	19,193
Loss (gain) on sale of assets	19	(178)	(1)	—	(160)

Operating income (loss)	$33,041	$32,366	$(8,666)	$—	$56,741

Operating margin	37.4%	17.5%	(3.2)%		21.1%

Depreciation and amortization	$1,553	$4,781	$740	$—	$7,074

     Revenue

          The following table summarizes our revenue (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Laboratory	$51,951	$46,691	11.3%	$101,133	$88,389	14.4%
Animal hospital	121,384	98,822	22.8%	219,340	185,129	18.5%
Intercompany	(3,388)	(2,752)		(6,176)	(5,178)

Total revenue	$169,947	$142,761	19.0%	$314,297	$268,340	17.1%

     Laboratory Revenue

          Laboratory revenue increased $5.3 million for the three months ended June 30, 2004 and increased $12.7 million for the six months ended June 30, 2004 compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
Laboratory Revenue:	2004	2003	% Change	2004	2003	% Change
Internal growth:
Number of requisitions	2,295	2,222	3.3%	4,291	4,068	5.5%
Average revenue per requisition (1)	$22.01	$21.01	4.8%	$22.59	$21.73	4.0%

Total internal revenue (2)	$50,524	$46,691	8.2%	$96,940	$88,389	9.7%
Billing day adjustment (3)	—	—		606	—
Acquired revenue	1,427	—		3,587	—

Total	$51,951	$46,691	11.3%	$101,133	$88,389	14.4%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Numbers may not calculate exactly due to rounding.

(3)	The 2004 billing day adjustment reflects the impact of one additional billing day for the six months ended June 30, 2004 as compared to the same period in the prior year.

          The increases in requisitions from internal growth for the three and six months ended June 30, 2004 are the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis and treatment of diseases. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by ourselves, pharmaceutical companies and other service providers in the industry. In addition, we continue to see the impact from the recent migration of diagnostic testing from the human health care industry and the advent of medicine in the veterinary industry that requires diagnostic assessment and monitoring.

          The increases in the average revenue per requisition for the three and six months ended June 30, 2004 is primarily attributable to price increases, which approximated 2% to 4% in February 2004 and 3% to 5% in February 2003. These price increases were partially offset by changes in the mix of tests performed per requisition.

          As the result of our laboratory acquisitions subsequent to April 1, 2003, we generated an additional $1.4 million of revenue (referred to in the above table as “acquired revenue”) during the three months ended June 30, 2004 in comparison to the same period in the prior year. As the result of our laboratory acquisitions subsequent to January 1, 2003, we generated an additional $3.6 million of revenue (referred to in the above table as “acquired revenue”) during the six months ended June 30, 2004 in comparison to the same period in the prior year.

     Animal Hospital Revenue

          Animal hospital revenue increased $22.6 million for the three months ended June 30, 2004 and increased $34.2 million for the six months ended June 30, 2004 compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,
Animal Hospital Revenue:	2004	2003	% Change	2004	2003	% Change
Same-store:
Orders	886	894	(0.9)%	1,695	1,706	(0.6)%
Average revenue per order (1)	$114.69	$108.79	5.4%	$110.99	$105.06	5.6%

Same-store revenue (2)	$101,613	$97,316	4.4%	$188,143	$179,248	5.0%
Business day adjustment (3)	—	—		1,092	—
Net acquired revenue	19,771	1,506		30,105	5,881

Total	$121,384	$98,822	22.8%	$219,340	$185,129	18.5%

(1)	Computed by dividing same-store revenue by same-store orders.

(2)	Numbers may not calculate exactly due to rounding.

(3)	The 2004 business day adjustment reflects the impact of one additional business day for the six months ended June 30, 2004 as compared to the same period in the prior year.

          Over the last few years, certain pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase such items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Orders for these pet-related products and vaccinations generally generate revenue that is less than the average revenue for all orders. In addition, our business strategy has placed greater emphasis on high-quality veterinary care and wellness programs, which are higher priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.

          Price increases also contributed to the increase in the average revenue per order, which approximated 2.5% to 5% on services at most hospitals in both February 2004 and 2003. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

          Net acquired revenue represents the revenue from those hospitals acquired, sold or closed on after the beginning of the comparative period, which was April 1, 2003 for the three months ended June 30, 2004 and January 1, 2003 for the six months ended June 30, 2004. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and disposals during the periods compared.

     Gross Profit

          The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2004		2003			2004		2003
		Gross		Gross			Gross		Gross
		Profit		Profit	%		Profit		Profit	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$23,968	46.1%	$21,076	45.1%	13.7%	$45,435	44.9%	$38,564	43.6%	17.8%
Animal hospital	26,036	21.4%	21,680	21.9%	20.1%	44,129	20.1%	37,210	20.1%	18.6%

Total gross profit	$50,004	29.4%	$42,756	29.9%	17.0%	$89,564	28.5%	$75,774	28.2%	18.2%

     Laboratory Gross Profit

          The increase in laboratory gross profit margins during the three and six months ended June 30, 2004 was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

     Animal Hospital Gross Profit

          Since January 1, 2004, we have had significant growth in our animal hospital division as a result of the acquisition of 82 hospitals. Sixty-seven of these were acquired in the NPC merger on June 1, 2004. Our animal hospital gross profit margin decreased for the three months ended June 30, 2004 compared to the same period in the prior year, primarily as a result of the impact of the relatively large number of hospitals we recently acquired. As expected, the hospitals we recently acquired, as a group, had a gross profit margin lower than those animal hospitals that we have operated for a period of time sufficient to allow us to achieve operating efficiencies.

          Animal hospital gross profit margin during the six months ended June 30, 2004 was consistent with the same period in the prior year.

     Selling, General and Administrative Expense

          The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2004		2003			2004		2003
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$3,190	6.1%	$2,797	6.0%	14.1%	$6,363	6.3%	$5,504	6.2%	15.6%
Animal hospital	3,056	2.5%	2,519	2.5%	21.3%	5,804	2.6%	5,022	2.7%	15.6%
Corporate	5,519	3.2%	4,168	2.9%	32.4%	8,299	2.6%	8,667	3.2%	(4.2)%

Total SG&A	$11,765	6.9%	$9,484	6.6%	24.1%	$20,466	6.5%	$19,193	7.2%	6.6%

     Laboratory SG&A

          The increase in laboratory SG&A as a percentage of laboratory revenue during the three and six months ended June 30, 2004 as compared to the same periods in the prior year was the result of hiring additional sales personnel.

     Animal Hospital SG&A

          Animal hospital SG&A as a percentage of animal hospital revenue during the three months ended June 30, 2004 was consistent with the same period in the prior year. The decrease in animal hospital SG&A as a percentage of animal hospital revenue during the six months ended June 30, 2004 was primarily attributable to increases in animal hospital revenue combined with operating leverage associated with our animal hospital business.

     Corporate SG&A

          In March 2004, a claim with our insurance company was settled that provided for the partial reimbursement of the Zoasis Corporation litigation settlement incurred in 2002 and related legal fees. In addition, during the three and six months ended June 30, 2004, we incurred integration costs of $570,000 in connection with the NPC acquisition. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the insurance claim settlement and integration costs (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2004		2003			2004		2003
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Corporate SG&A as reported	$5,519	3.2%	$4,168	2.9%	32.4%	$8,299	2.6%	$8,667	3.2%	(4.2)%
Impact of insurance claim settlement:
Litigation settlement reimbursement	—		—			1,124		—
Legal fees reimbursement	—		—			801		—
Integration costs	(570)		—			(570)		—

Corporate SG&A excluding the insurance claim settlement and integration costs	$4,949	2.9%	$4,168	2.9%	18.7%	$9,654	3.1%	$8,667	3.2%	11.4%

          Excluding the impact of the insurance claim settlement and integration costs, Corporate SG&A as a percentage of total revenue during the three months ended June 30, 2004 was consistent with the same period in the prior year. Excluding the impact of the insurance claim settlement and integration costs, corporate SG&A decreased as a percentage of total revenue during the six months ended June 30, 2004 due to an increase in total revenue combined with operating leverage.

     Interest Expense, Net

          The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest expense:
Revolving credit facility	$—	$—	$—	$27
Senior term C notes	—	1,837	—	3,675
Senior term D notes	893	—	2,235	—
Senior term E notes	634	—	634	—
9.875% senior subordinated notes	4,197	4,197	8,394	8,394
15.5% senior notes	—	—	—	522
Interest-rate hedging agreements	166	102	329	187
Amortization of deferred financing costs and debt discount	183	223	367	456
Secured seller notes & other	192	185	381	368

	6,265	6,544	12,340	13,629
Interest income	167	126	257	219

Total interest expense, net of interest income	$6,098	$6,418	$12,083	$13,410

          The decrease in net interest expense was primarily attributable to a decrease in the average debt balances outstanding and a decrease in the weighted average interest rate.

     Debt Retirement Costs

          On June 1, 2004, we amended and restated our senior credit facility to replace the existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the acquisition of NPC, which we discuss above in “Significant Acquisition.” In conjunction with amending and restating our senior credit facility, we recorded debt retirement costs of $810,000.

          On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with net proceeds received from the sale of our common stock. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million.

     Provision for Income Taxes

          We recognized a litigation settlement reimbursement of $1.1 million during the first quarter of 2004, which we discuss above in “Corporate SG&A.” This reimbursement had no related tax expense and reduced our effective tax rate to 40.3% for the six months ended June 30, 2004. This reimbursement will not impact our effective tax rate for individual quarters ending subsequent to March 31, 2004. Our effective tax rate for the three months ended June 30, 2004 was 41.1%.

Liquidity and Capital Resources

     Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2004 totaled $32.8 million, up from $17.2 million at December 31, 2003. The increase is a result of net cash provided by operations and financing exceeding net cash used in investing activities.

     Cash Flows from Operating Activities

          Net cash provided by operating activities increased $3.8 million for the six months ended June 30, 2004 compared to the same period in the prior year. This increase is primarily due to: (a) improved operating performance; (b) acquisitions; and (c) an $1.2 million decrease in interest paid as a result of a reduction in the weighted average debt balances outstanding and a reduction in the weighted average interest rate. This increase was partially offset by: (a) an $8.8 million increase in taxes paid; and (b) a use of $1.9 million from changes in working capital.

     Cash Flows used in Investing Activities

          In each of the six months ended June 30, 2004 and 2003, net cash used in investing activities was primarily comprised of cash used for the acquisition of animal hospitals and laboratories, including the acquisition of NPC, and expenditures for property and equipment.

          We anticipate spending an additional $3.0 million to $5.0 million for acquisitions and $8.0 million to $10.0 million for property and equipment during the remainder of 2004. However, we may spend more for acquisitions than we are currently planning depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, there may be acquisition opportunities in the laboratory field that may impose additional cash requirements. We intend to primarily use cash in our acquisitions but, depending upon the timing and amount of our acquisitions, we may use stock or debt to the extent we deem it appropriate. Our covenants under our senior credit facility, as amended and restated on June 1, 2004, permitted the acquisition of NPC and allow us to spend $50.0 million per year on other acquisitions, and we would require a waiver or amendment to the covenant to exceed this amount.

     Cash Flows from Financing Activities

          On June 1, 2004, we amended and restated our senior credit facility to replace the existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the acquisition of NPC, which we discuss above in “Significant Acquisition.”

          In February 2003, we completed an offering of common stock at an issue price of $15.25 per share, in which we sold 3.8 million shares of our common stock in exchange for net proceeds of $54.3 million. Approximately $42.7 million of the net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

          Borrowings and repayments under our revolving credit facility are the result of normal working capital shifts created by the seasonality of our business and the timing of acquisition activity. In the fourth quarter of 2002 we borrowed $7.5 million, and in early 2003 we repaid the full amount. At June 30, 2004, we had no borrowings under our revolving credit facility.

     Future Cash Requirements

          The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2004 (1)	2005	2006	2007	2008	Thereafter
Long-term debt	$397,917	$2,631	$3,022	$29,477	$110,217	$82,562	$170,008
Capital lease obligations	650	144	233	146	102	25	—
Operating leases	374,893	11,232	22,340	22,227	22,168	21,945	274,981
Fixed cash interest expense	93,954	8,798	17,351	17,184	16,849	16,985	16,787
Variable cash interest expense (2)	44,609	5,043	11,680	13,764	10,934	3,188	—
Deferred income tax liabilities	28,914	—	—	—	—	—	28,914
Mandatorily redeemable partnership interests	2,155	—	—	—	—	—	2,155
Swap agreements (2)	(364)	(133)	(231)	—	—	—	—

	$942,728	$27,715	$54,395	$82,798	$160,270	$124,705	$492,845

(1)	Consists of the period July 1 through December 31, 2004.

(2)	We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 2.25%. Including the fixed 2.25%, we estimate that the interest rate on our variable-rate debt will be 4.5%, 5.25%, 6.25%, 7.25%, and 7.75% for years 2004 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2003 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

          We anticipate that our cash on hand, cash from operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our contractual obligations and other cash needs for more than the next 12 months.

     Debt Covenants

          The senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At June 30, 2004, we had a fixed charge coverage ratio of 1.63 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

     Interest-Rate Hedging Agreements

          We entered into certain no-fee swap agreements whereby we pay to counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on London interbank offer rates, LIBOR, and the same set notional principal amounts. A summary of these agreements is as follows:

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

     Description of Indebtedness

     Senior Credit Facility

          At June 30, 2004, we had $224.4 million principal amount outstanding under our senior term E notes and no borrowings outstanding under our revolving credit facility.

          Borrowings under the senior credit facility bear interest, at our option, on either the base rate, which is the higher of the administrative agent’s prime rate or the Federal Funds Rate plus 0.5% plus a base rate margin, or the adjusted eurodollar rate, which is the rate per annum obtained by dividing (1) the rate of interest offered to the administrative agent on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “eurocurrency liabilities” plus a eurodollar rate margin. The base rate margins for the revolving credit facility range from 1.00% to 2.25% per annum and the margin for the senior term E notes is 1.25% per annum. The eurodollar rate margins for the revolving credit facility range from 2.00% to 3.25% per annum and the margin for the senior term E notes is 2.25% per annum.

          The senior term E notes mature in September 2008 and the revolving credit facility matures in September 2006.

     9.875% Senior Subordinated Notes

          On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At June 30, 2004, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. Future domestic wholly-owned subsidiaries of Vicar will also be required to guarantee these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

          Before December 1, 2004, we can redeem up to $59.5 million of principal on our 9.875% senior subordinated notes at a redemption price of 109.9% of the principal amount with proceeds from an equity offering. The remaining portion may be paid off at our discretion beginning December 1, 2005 at a redemption price of 104.9% of the principal amount.

     Other Debt

          At June 30, 2004, we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $4.2 million.

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

If we are unable to successfully integrate NPC animal hospital operations into our animal hospital operations in a timely and efficient manner, we may incur substantial costs, and our revenue, margins and net income may be adversely affected.

          On June 1, 2004, we acquired NPC. Prior to our acquisition, the NPC animal hospitals, as a group, operated at gross profit margins lower than our animal hospitals, and, as a result, we expect our animal hospital margins to be lower than historical amounts for the next several quarters. We entered into the merger agreement with NPC with the expectation that the merger will result in improved operating results and beneficial synergies, such as the realization of improved operating margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs. Our ability to realize on the benefits of this acquisition is dependent, in part, on achieving these efficiencies and increasing the gross profit margins of the acquired NPC hospitals.

          Achieving these anticipated business benefits will depend on whether our operations and NPC’s operations are successfully integrated in an efficient, effective and timely manner. Any unanticipated costs or results, or delays or failures in the integration process may negatively impact our combined revenue, margins and net income. The combination of our company and NPC will require, among other things, the retention of key management and professional personnel, including specialists; the integration and expansion of the companies’ management staff, veterinarians and other professional staff; and the identification and elimination of unnecessary overhead and non-performing hospitals.

          The integration of the operations of the combined companies requires the dedication of management resources, which may temporarily detract attention from the day-to-day business of the combined companies. Our field management may spend a predominant amount of time integrating these new hospitals and less time managing our existing hospitals in those regions. In addition, the employees of the combined companies may be less productive as a result of uncertainty during the integration process, which also may disrupt our business. Even if we successfully integrate NPC into our operations, the integration process itself will be accomplished over time and any attention paid to the integration process at the expense of the day-to-day operations and any uncertainty which results from the integration process itself may have an adverse effect on the business and results of operations of the combined companies. We also may experience unanticipated delays in converting the systems of NPC animal hospitals into our systems, which may result in unanticipated increases to payroll expense to collect our results and delays in reporting our results.

          In addition, the present and potential customers of the animal hospitals acquired in the NPC merger may not continue their current utilization patterns or, alternatively, the merger and integration process may have an adverse impact on the relationships between those customers and the veterinarians and other animal health care professionals currently employed at the animal hospitals acquired in the NPC merger. Any significant reduction in utilization patterns or any significant adverse impact on relationships between the customers and the veterinarians or other animal health care professionals currently employed at the animal hospitals acquired in the NPC merger may have an adverse effect on the business and results of operations of the combined companies.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our margins and profitability may decline.

          Our success depends in part on our ability to build on our position as a leading animal health care services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals and laboratories. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 11.9% and 14.1% for each fiscal year from 2001 through 2003. For the three and six months ended June 30, 2004, our laboratory internal revenue growth was 8.2% and 9.7%, respectively, which are both below our historical rates for the prior three years. Our animal hospital same-store revenue growth rate has fluctuated between 3.6% and 5.0% for each fiscal year from 2001 through 2003. For the three and six months ended June 30, 2004, our animal hospital internal revenue growth was 4.4% and 4.9%, respectively. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

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

          At June 30, 2004, our balance sheet reflected $477.7 million of goodwill, which is a substantial portion of our total assets of $697.4 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2003, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

          At June 30, 2004, our debt consisted of:

•	$224.4 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$4.2 million in principal amount outstanding under our other debt.

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

          There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc., or Idexx. Idexx currently competes or intends to compete in most of the same markets in which we operate. In this regard, Idexx has recently acquired additional laboratories in the markets in which we operate and has announced plans to continue this expansion and aggressively “bundles” all of their products and services to compete with us. Increased competition may lead to pressures on the revenues and margins of our laboratory operations. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

          Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional, multi-clinic practices. Also, regional pet care companies and some national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. Historically, when a competing animal hospital opens in proximity to one of our hospitals, we have reduced prices, expanded our facility, retained additional qualified personnel, increased our marketing efforts or taken other actions designed to retain and expand our client base. As a result, our revenue may decline and our costs may increase.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

          As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of June 30, 2004, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

          The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of June 30, 2004, we operated 99 animal hospitals in 12 states with these laws, including 22 in New York and 26 in Texas. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of June 30, 2004, we had borrowings of $224.4 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into three separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. The third agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $224.4 million to $144.4 million. Accordingly, for the twelve-month period ending June 30, 2005, for every 1.0% increase in LIBOR we will pay an additional $1.7 million in interest expense and for every 1.0% decrease in LIBOR we will save $1.7 million in interest expense.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

3.2	Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.3	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.4	Amended and Restated Bylaws of Registrant.

10.1	Amended and Restated Credit and Guaranty Agreement, dated as of June 1, 2004, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, various lenders from time to time party thereto, Goldman Sachs Credit Partners L.P., as joint lead arranger and sole syndication agent, and Wells Fargo Bank, N.A., as joint lead arranger and administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(1)	On April 14, 2004, VCA filed a report on Form 8-K under Items 5 and 7 relating to the filing of a shelf registration statement allowing VCA to sell, from time to time, $250,000,000 of its common stock or other equity or debt securities and the future re-sale by Green Equity Investors III, L.P. of 6,846,937 million outstanding shares of VCA common stock.

(2)	On April 27, 2004, VCA filed a report on Form 8-K under Items 5 and 7 relating to revised financial guidance for fiscal year 2004, and furnished under Items 7 and 12 financial information for the first quarter 2004.

(3)	On May 10, 2004, VCA filed a report on Form 8-K under Items 5 and 7 relating to the signing of the definitive merger agreement between VCA and National PetCare Centers, Inc.

(4)	On May 27, 2004, VCA filed a report on Form 8-K under Items 5 and 7 relating to the signing of an Underwriting Agreement by VCA and Green Equity Investors III, L.P. in connection with the sale of 3,000,000 shares of VCA common stock by Green Equity Investors III, L.P to Banc of America.

(5)	On June 1, 2004, VCA filed a report on Form 8-K under Items 5 and 7 relating to the completion of the merger with National PetCare Centers, Inc., the refinancing of its senior credit facility and revised financial guidance for the second quarter and fiscal year 2004.

(6)	On June 29, 2004, VCA filed a report on Form 8-K under Item 5 relating to management’s recommendation to the Board of Directors to form an independent nominating committee.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Angeles, State of California.

Date: August 6, 2004	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

3.2	Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.3	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.4	Amended and Restated Bylaws of Registrant.

10.1	Amended and Restated Credit and Guaranty Agreement, dated as of June 1, 2004, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, various lenders from time to time party thereto, Goldman Sachs Credit Partners L.P., as joint lead arranger and sole syndication agent, and Wells Fargo Bank, N.A., as joint lead arranger and administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.