Form 10-Q
period 2004-09-30
VCA ANTECH INC
filed 2004-11-05
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: common stock, $0.001 par value 82,054,302 shares as of November 3, 2004.

VCA ANTECH, INC.
FORM 10-Q
SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$50,834	$17,237
Trade accounts receivable, less allowance for uncollectible accounts of $7,475 and $6,681 at September 30, 2004 and December 31, 2003, respectively	25,765	22,335
Inventory, prepaid expenses and other	11,138	9,432
Deferred income taxes	12,921	11,040
Prepaid income taxes	8,368	7,266

Total current assets	109,026	67,310
Property and equipment, net	114,983	99,161
Other assets:
Goodwill	481,076	373,238
Other intangible assets, net	7,716	4,692
Deferred financing costs, net	4,037	4,601
Other	6,900	5,801

Total assets	$723,738	$554,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$3,613	$2,403
Accounts payable	12,611	9,208
Accrued payroll and related liabilities	20,119	15,716
Accrued interest	5,762	1,538
Other accrued liabilities	18,356	15,006

Total current liabilities	60,461	43,871
Long-term obligations, less current portion	394,041	315,066
Deferred income taxes	30,485	24,532
Other liabilities	11,223	5,392
Minority interest	9,197	4,019
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, and 82,008 and 81,430 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	82	81
Additional paid-in capital	250,174	244,271
Accumulated deficit	(32,076)	(82,331)
Accumulated other comprehensive income (loss)	161	(82)
Notes receivable from stockholders	(10)	(16)

Total stockholders’ equity	218,331	161,923

Total liabilities and stockholders’ equity	$723,738	$554,803

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue	$183,352	$143,884	$497,649	$412,224
Direct costs	133,571	102,848	358,304	295,414

Gross profit	49,781	41,036	139,345	116,810
Selling, general and administrative	13,037	9,353	33,503	28,546
Write-down and loss (gain) on sale of assets	(12)	442	54	282

Operating income	36,756	31,241	105,788	87,982
Interest expense, net	6,629	6,361	18,712	19,771
Minority interest expense	746	456	1,917	1,279
Debt retirement costs	—	1,701	810	9,118
Other (income) expense	(9)	(129)	(185)	129

Income before provision for income taxes	29,390	22,852	84,534	57,685
Provision for income taxes	12,046	9,363	34,279	23,663

Net income	$17,344	$13,489	$50,255	$34,022

Basic earnings per common share	$0.21	$0.17	$0.62	$0.42

Diluted earnings per common share	$0.21	$0.16	$0.60	$0.42

Shares used for computing basic earnings per share	81,944	81,282	81,701	80,190

Shares used for computing diluted earnings per share	83,455	82,668	83,300	81,300

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$50,255	$34,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,407	10,653
Amortization of deferred financing costs and debt discount	552	669
Provision for uncollectible accounts	2,190	2,371
Debt retirement costs	810	9,118
Write-down of assets	—	392
Loss (gain) on sale of assets	54	(110)
Other	(350)	—
Minority interest in income of subsidiaries	1,917	1,279
Distributions to minority interest partners	(1,505)	(1,245)
Increase in trade accounts receivable	(5,075)	(4,399)
Increase in inventory, prepaid expenses and other assets	(909)	(438)
Increase (decrease) in accounts payable and other accrued liabilities	1,759	(552)
Increase (decrease) in accrued payroll and related liabilities	(677)	1,121
Increase in accrued interest	4,107	4,192
Decrease in prepaid income taxes	2,369	7,614
Increase in income taxes payable	—	1,232
Increase in deferred income tax assets	(823)	(2,169)
Increase in deferred income tax liabilities	5,654	3,940

Net cash provided by operating activities	71,735	67,690

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(97,152)	(27,177)
Real estate acquired in connection with business acquisitions	(5,565)	(589)
Property and equipment additions	(16,035)	(11,040)
Proceeds from sale of assets	184	363
Other	1,553	447

Net cash used in investing activities	(117,015)	(37,996)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(147,691)	(209,992)
Proceeds from the issuance of long-term debt	225,000	146,442
Repayment of revolving credit facility	—	(7,500)
Payment of financing costs	(794)	(1,069)
Proceeds from issuance of common stock under stock option plans	2,362	85
Proceeds from issuance of common stock	—	54,323

Net cash provided by (used in) financing activities	78,877	(17,711)

Increase in cash and cash equivalents	33,597	11,983
Cash and cash equivalents at beginning of period	17,237	6,462

Cash and cash equivalents at end of period	$50,834	$18,445

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1. General

     The accompanying unaudited condensed, consolidated financial statements of VCA Antech, Inc. and subsidiaries (the “Company” or “VCA”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements as permitted under applicable rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s 2003 Annual Report on Form 10-K.

2. Acquisitions

     National PetCare Centers, Inc.

     On June 1, 2004, the Company consummated a merger with National PetCare Centers, Inc. (“NPC”), which operated 67 animal hospitals located in 11 states as of the merger date. As of September 30, 2004, the Company had not finalized the purchase price accounting for the transaction. The total consideration as of September 30, 2004 was $91.5 million, consisting of $66.2 million in cash (net of cash acquired) paid to holders of NPC stock and debt; $2.5 million in assumed debt; $12.8 million in assumed liabilities; $5.9 million of assumed operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.1 million as part of the Company’s plan to close certain facilities and terminate certain employees. The preliminary allocation for the $91.5 million is as follows: $12.1 million to tangible assets, $77.9 million to goodwill and $1.4 million to other intangible assets. The amounts of the allocation will change primarily due to the Company determining the costs related to its integration plan. The Company expects that approximately $18.6 million of the goodwill for NPC will be fully deductible for income tax purposes.

     As part of its integration plan, the Company has closed NPC’s corporate office and intends to close or sell animal hospitals that do not meet its operating model and eliminate NPC’s employees with duplicative functions. The Company has commenced these activities but, as of September 30, 2004, had not yet determined the total related costs. Costs incurred in connection with the integration plan, consisting primarily of lease termination costs and employee severance costs, will result in additions to the total purchase price of the transaction.

     During the three and nine months ended September 30, 2004, the Company incurred other integration costs of $668,000 and $1.2 million, respectively, reported as a component of selling, general and administrative expense on its income statements.

Total Acquisition Activity

     The following table summarizes the number of acquired animal hospitals and veterinary diagnostic laboratories (including the NPC acquisition on June 1, 2004):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Laboratories:
Acquisitions	—	1	—	7
Acquisitions relocated into the Company’s laboratories	—	(1)	—	(3)

	—	—	—	4

Animal hospitals:
Acquisitions	2	3	84	19
Acquisitions relocated into the Company’s animal hospitals	(1)	—	(4)	(5)

	1	3	80	14

     The following table summarizes the preliminary aggregate consideration, including acquisition costs, paid by the Company for its acquisitions (including the NPC merger on June 1, 2004) and the preliminary allocation of the purchase price (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Consideration:
Cash	$1,554	$6,775	$95,739	$26,130
Obligation to be settled in cash or common stock	—	—	—	2,250
Obligations to sellers (1)	100	300	1,235	982
Notes payable and other liabilities assumed	71	30	21,858	1,145

Total	$1,725	$7,105	$118,832	$30,507

Purchase Price Allocation (2):
Tangible assets	$103	$335	$13,037	$2,558
Identifiable intangible assets	121	453	3,069	1,658
Goodwill	1,501	6,317	102,726	26,291

Total	$1,725	$7,105	$118,832	$30,507

(1)	Represents a portion of the purchase price withheld (the “holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. The unused portion is paid to the seller after a designated period following the date of acquisition.

(2)	Represents preliminary purchase price allocations subject to change in accordance with GAAP.

     The following table summarizes goodwill assigned to the laboratory and animal hospital segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Laboratory	$—	$905	$—	$7,198
Animal hospital	1,501	5,412	102,726	19,093

	1,501	6,317	102,726	26,291
Purchase price allocation adjustments	1,842	40	215	149

Total (1)	$3,343	$6,357	$102,941	$26,440

(1)	The Company expects that $1.8 million and $4.5 million of the goodwill recorded for the three months ended September 30, 2004 and 2003, respectively, and $40.2 million and $15.5 million of the goodwill recorded for the nine months ended September 30, 2004 and 2003, respectively, will be fully deductible for income tax purposes.

     Partnership Interests

     During the nine months ended September 30, 2004, the Company purchased the ownership interests of partners in six partially-owned subsidiaries of the Company; two of those interests were purchased during the third quarter of 2004. During the nine months ended September 30, 2003, the Company purchased the total ownership interest of partners in three partially-owned subsidiaries of the Company; one of those interests was purchased during the third quarter of 2003. The following table summarizes the consideration paid by the Company and the amount of goodwill recorded (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Consideration:
Cash	$616	$138	$922	$244
Notes receivable (1)	—	—	184	41
Notes payable and other liabilities assumed	90	—	221	763

Total	$706	$138	$1,327	$1,048

Goodwill recorded (2)	$236	$—	$846	$295

(1)	The Company forgave certain notes owed to the Company by the partner.

(2)	The Company expects that the goodwill recorded for the transactions will be fully deductible for income tax purposes.

     Other Acquisition Payments

     During the nine months ended September 30, 2004 and 2003, the Company paid $864,000 and $745,000 respectively, of unused holdbacks to sellers in previously closed acquisitions.

     In June 2004, the Company paid $2.3 million in cash to settle the remaining obligation to a seller in connection with a prior year acquisition.

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

     The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2004 (in thousands):

		Animal
	Laboratory	Hospital	Total
Balance as of January 1, 2004	$94,770	$278,468	$373,238
Goodwill acquired	—	102,726	102,726
Purchase price allocation adjustments	(1,084)	1,299	215
Goodwill related to partnerships	—	4,917	4,917
Goodwill written-off related to sale of animal hospital	—	(20)	(20)

Balance as of September 30, 2004	$93,686	$387,390	$481,076

     In addition to goodwill, the Company had amortizable other intangible assets as follows (in thousands):

	As of September 30, 2004			As of December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-contractual customer relationships	$1,530	$(100)	$1,430	$—	$—	$—
Covenants-not-to-compete	13,041	(6,929)	6,112	10,141	(5,515)	4,626
Client lists	668	(494)	174	498	(432)	66

Total	$15,239	$(7,523)	$7,716	$10,639	$(5,947)	$4,692

     The aggregate amortization related to other intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Aggregate amortization expense	$583	$476	$1,576	$1,391

     Based on balances at September 30, 2004, estimated annual amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2004	$2,143
2005	$1,932
2006	$1,575
2007	$1,338
2008	$923

4. Calculation of Earnings per Common Share

     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$17,344	$13,489	$50,255	$34,022

Weighted average common shares outstanding:
Basic	81,944	81,282	81,701	80,190
Effect of dilutive common shares:
Stock options	1,511	1,178	1,526	1,016
Contracts that may be settled in stock or cash	—	208	73	94

Diluted	83,455	82,668	83,300	81,300

Basic earnings per common share	$0.21	$0.17	$0.62	$0.42

Diluted earnings per common share	$0.21	$0.16	$0.60	$0.42

5. Common Stock

     On July 13, 2004, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 75.0 million to 175.0 million.

     On August 25, 2004, the Company effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

6. Interest-Rate Hedging Agreements

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

     The following table summarizes the Company’s payments and unrealized loss (gain) recognized under the Swap Agreements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cash paid (1)	$90	$165	$419	$352
Unrealized loss (gain) (2)	$(9)	$(129)	$(185)	$129

(1)	These payments are included in interest expense in the condensed, consolidated income statements.

(2)	These unrealized losses (gains) are included in other (income) expense in the condensed, consolidated income statements.

     The valuations of the Swap Agreements are determined by the counterparties based on fair market valuations for similar agreements. The fair market value of the Swap Agreements resulted in an asset of $151,000 and a liability of $277,000 at September 30, 2004 and December 31, 2003, respectively, from the interest rate hedging activities.

7. Consolidation of Variable Interest Entities

     Under the provisions of Financial Accounting Standards Board Interpretation No. 46R (“FIN No. 46R”), Consolidation of Variable Interest Entities, adopted by the Company in the fourth quarter of 2003, the veterinary medical groups for which the Company provides management services are variable interest entities. As a result of adopting FIN No. 46R, the Company consolidated the veterinary medical groups. The prior periods presented have been restated to conform to the current period presentation. The restatement resulted in an increase in both revenue and direct costs in the amount of $11.0 million and $31.0 million for the three and nine months ended September 30, 2003, respectively, thus there was no impact on gross profit, operating income, net income, earnings per share or cash flows.

8. Lines of Business

     During the three and nine months ended September 30, 2004 and 2003, the Company had three reportable segments: Laboratory, Animal Hospital and Corporate. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with the Company and independent of the Company. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Corporate provides selling, general and administrative support for the other two segments.

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

Below is a summary of certain financial data for each of the three segments (in thousands):

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total
Three Months Ended September 30, 2004
Revenue	$50,685	$136,399	$—	$(3,732)	$183,352
Direct costs	28,470	108,833	—	(3,732)	133,571

Gross profit	22,215	27,566	—	—	49,781
Selling, general and administrative	3,136	3,423	6,478	—	13,037
Gain on sale of assets	—	(12)	—	—	(12)

Operating income (loss)	$19,079	$24,155	$(6,478)	$—	$36,756

Depreciation and amortization	$850	$2,722	$400	$—	$3,972

Capital expenditures	$2,108	$4,451	$449	$—	$7,008

Three Months Ended September 30, 2003
Revenue	$46,429	$100,060	$—	$(2,605)	$143,884
Direct costs	26,664	78,789	—	(2,605)	102,848

Gross profit	19,765	21,271	—	—	41,036
Selling, general and administrative	2,855	2,516	3,982	—	9,353
Write-down and loss on sale of assets	39	403	—	—	442

Operating income (loss)	$16,871	$18,352	$(3,982)	$—	$31,241

Depreciation and amortization	$823	$2,387	$369	$—	$3,579

Capital expenditures	$621	$3,900	$351	$—	$4,872

Nine Months Ended September 30, 2004
Revenue	$151,818	$355,739	$—	$(9,908)	$497,649
Direct costs	84,168	284,044	—	(9,908)	358,304

Gross profit	67,650	71,695	—	—	139,345
Selling, general and administrative	9,499	9,227	14,777	—	33,503
Loss on sale of assets	1	53	—	—	54

Operating income (loss)	$58,150	$62,415	$(14,777)	$—	$105,788

Depreciation and amortization	$2,568	$7,659	$1,180	$—	$11,407

Capital expenditures	$3,911	$10,982	$1,142	$—	$16,035

Nine Months Ended September 30, 2003
Revenue	$134,818	$285,189	$—	$(7,783)	$412,224
Direct costs	76,489	226,708	—	(7,783)	295,414

Gross profit	58,329	58,481	—	—	116,810
Selling, general and administrative	8,359	7,538	12,649	—	28,546
Write-down and loss (gain) on sale of assets	58	225	(1)	—	282

Operating income (loss)	$49,912	$50,718	$(12,648)	$—	$87,982

Depreciation and amortization	$2,376	$7,168	$1,109	$—	$10,653

Capital expenditures	$2,385	$7,258	$1,397	$—	$11,040

		Animal		Intercompany
	Laboratory	Hospital	Corporate	Eliminations	Total
At September 30, 2004
Total assets	$135,207	$502,682	$85,849	$—	$723,738

At December 31, 2003
Total assets	$130,799	$374,940	$49,064	$—	$554,803

     Below is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the condensed, consolidated income statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total segment operating income after eliminations	$36,756	$31,241	$105,788	$87,982
Interest expense, net	6,629	6,361	18,712	19,771
Debt retirement costs	—	1,701	810	9,118
Other (income) expense	(9)	(129)	(185)	129
Minority interest expense	746	456	1,917	1,279

Income before provision for income taxes	$29,390	$22,852	$84,534	$57,685

9. Financing Transactions

     On June 1, 2004, the Company amended and restated its Credit and Guaranty Agreement to replace its existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The Company used the additional borrowings to fund the NPC merger as detailed above in “Footnote 2. Acquisitions” and plans to use the remaining borrowings for related merger costs and general corporate purposes. The Company incurred debt retirement costs of $810,000 as a result of amending and restating its Credit and Guaranty Agreement. These debt retirement costs consisted of $142,000 for the write-off of existing deferred financing costs related to the senior term D notes and $668,000 for costs incurred related to the new senior term E notes.

     In August 2003, the Company refinanced its Credit and Guaranty Agreement to replace its existing senior term C notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term D notes in the principal amount of $146.4 million with an interest rate margin of 2.50%. In conjunction with that transaction, the Company recorded debt retirement costs of $1.7 million.

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

10. Stock-Based Compensation

     The Company has granted stock options to various employees under multiple stock option plans and is accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are issued with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of issuance or thereafter, absent modification to the options. This method is not a fair-value-based method of accounting as defined by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Fair-value-based methods of accounting require compensation expense to be recognized based on the fair market value of the options granted over their vesting period. The following table presents net income and earnings per common share for the three and nine months ended September 30, 2004 and 2003 as if the Company accounted for its stock options under SFAS No. 123 and the fair-value-based method of accounting (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
As reported	$17,344	$13,489	$50,255	$34,022
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(484)	(216)	(1,246)	(644)

Pro forma net income available to common stockholders	$16,860	$13,273	$49,009	$33,378

Earnings per common share:
Basic — as reported	$0.21	$0.17	$0.62	$0.42
Basic — pro forma	$0.21	$0.16	$0.60	$0.42
Diluted — as reported	$0.21	$0.16	$0.60	$0.42
Diluted — pro forma	$0.20	$0.16	$0.59	$0.41

11. Reclassifications

     Certain 2003 balances have been reclassified to conform to the 2004 financial statement presentation. The most significant of these changes was the reclassification of depreciation and amortization into direct costs and selling, general and administrative expense.

12. Condensed, Consolidating Information

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of September 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$48,390	$2,366	$78	$—	$50,834
Trade accounts receivable, net	—	9	25,089	667	—	25,765
Inventory, prepaid expenses and other	—	3,729	6,715	694	—	11,138
Deferred income taxes	—	12,921	—	—	—	12,921
Prepaid income taxes	—	8,368	—	—	—	8,368

Total current assets	—	73,417	34,170	1,439	—	109,026
Property and equipment, net	—	6,404	106,130	2,449	—	114,983
Other assets:
Goodwill	—	—	449,751	31,325	—	481,076
Other intangible assets, net	—	—	6,966	750	—	7,716
Deferred financing costs, net	—	4,037	—	—	—	4,037
Other	29	1,962	3,740	2,786	(1,617)	6,900
Investment in subsidiaries	253,638	386,786	32,435	—	(672,859)	—

Total assets	$253,667	$472,606	$633,192	$38,749	$(674,476)	$723,738

Current liabilities:
Current portion of long-term obligations	$—	$2,522	$1,091	$202	$(202)	$3,613
Accounts payable	—	9,960	2,651	—	—	12,611
Accrued payroll and related liabilities	—	12,284	7,454	381	—	20,119
Accrued interest	—	5,621	141	—	—	5,762
Other accrued liabilities	—	14,180	4,176	—	—	18,356

Total current liabilities	—	44,567	15,513	583	(202)	60,461
Long-term obligations, less current portion	—	393,214	2,242	—	(1,415)	394,041
Deferred income taxes	—	30,485	—	—	—	30,485
Other liabilities	—	3,544	7,679	—	—	11,223
Intercompany payable/(receivable)	35,336	(252,842)	220,972	(3,466)	—	—
Minority interest	—	—	—	—	9,197	9,197
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	82	—	—	—	—	82
Additional paid-in capital	250,174	—	—	—	—	250,174
Accumulated equity (deficit)	(32,076)	253,477	386,786	41,632	(681,895)	(32,076)
Accumulated other comprehensive income	161	161	—	—	(161)	161
Notes receivable from stockholders	(10)	—	—	—	—	(10)

Total stockholders’ equity	218,331	253,638	386,786	41,632	(682,056)	218,331

Total liabilities and stockholders’ equity	$253,667	$472,606	$633,192	$38,749	$(674,476)	$723,738

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$14,883	$2,244	$110	$—	$17,237
Trade accounts receivable, net	—	6	21,790	539	—	22,335
Inventory, prepaid expenses and other	—	2,607	6,228	597	—	9,432
Deferred income taxes	—	11,040	—	—	—	11,040
Prepaid income taxes	—	7,266	—	—	—	7,266

Total current assets	—	35,802	30,262	1,246	—	67,310
Property and equipment, net	—	6,692	90,933	1,536	—	99,161
Other assets:
Goodwill	—	—	351,130	22,108	—	373,238
Other intangible assets, net	—	—	4,116	576	—	4,692
Deferred financing costs, net	—	4,601	—	—	—	4,601
Other	30	1,939	2,451	2,296	(915)	5,801
Investment in subsidiaries	203,141	313,565	25,109	—	(541,815)	—

Total assets	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

Current liabilities:
Current portion of long-term obligations	$—	$1,544	$859	$—	$—	$2,403
Accounts payable	—	7,295	1,913	—	—	9,208
Accrued payroll and related liabilities	—	7,837	7,541	338	—	15,716
Accrued interest	—	1,517	16	5	—	1,538
Other accrued liabilities	—	10,590	4,423	(7)	—	15,006

Total current liabilities	—	28,783	14,752	336	—	43,871
Long-term obligations, less current portion	—	314,451	1,530	—	(915)	315,066
Deferred income taxes	—	24,532	—	—	—	24,532
Other liabilities	—	3,216	2,176	—	—	5,392
Intercompany payable/(receivable)	41,248	(211,524)	171,978	(1,702)	—	—
Minority interest	—	—	—	—	4,019	4,019
Preferred stock	—	—	—	—	—	—
Stockholders’ equity:
Common stock	81	—	—	—	—	81
Additional paid-in capital	244,271	—	—	—	—	244,271
Accumulated equity (deficit)	(82,331)	203,223	313,565	29,128	(545,916)	(82,331)
Accumulated other comprehensive loss	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(16)	—	—	—	—	(16)

Total stockholders’ equity	161,923	203,141	313,565	29,128	(545,834)	161,923

Total liabilities and stockholders’ equity	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$168,974	$14,844	$(466)	$183,352
Direct costs	—	—	122,450	11,587	(466)	133,571

Gross profit	—	—	46,524	3,257	—	49,781
Selling, general and administrative	—	6,478	6,050	509	—	13,037
Loss on sale of assets	—	—	(11)	(1)	—	(12)

Operating income (loss)	—	(6,478)	40,485	2,749	—	36,756
Interest expense, net	—	6,594	90	(55)	—	6,629
Minority interest expense	—	—	—	—	746	746
Other income	—	(9)	—	—	—	(9)
Equity interest in income of subsidiaries	17,344	28,407	2,058	—	(47,809)	—

Income before provision (benefit) for income taxes	17,344	15,344	42,453	2,804	(48,555)	29,390
Provision (benefit) for income taxes	—	(2,000)	14,046	—	—	12,046

Net income	$17,344	$17,344	$28,407	$2,804	$(48,555)	$17,344

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Three Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$133,089	$11,044	$(249)	$143,884
Direct costs	—	—	94,484	8,613	(249)	102,848

Gross profit	—	—	38,605	2,431	—	41,036
Selling, general and administrative	—	3,982	4,970	401	—	9,353
Write-down and loss on sale of assets	—	—	442	—	—	442

Operating income (loss)	—	(3,982)	33,193	2,030	—	31,241
Interest expense, net	(2)	6,354	38	(29)	—	6,361
Minority interest expense	—	—	—	—	456	456
Debt retirement costs	—	1,701	—	—	—	1,701
Other income	—	(129)	—	—	—	(129)
Equity interest in income of subsidiaries	13,488	20,541	1,603	—	(35,632)	—

Income before provision (benefit) for income taxes	13,490	8,633	34,758	2,059	(36,088)	22,852
Provision (benefit) for income taxes	1	(4,855)	14,217	—	—	9,363

Net income	$13,489	$13,488	$20,541	$2,059	$(36,088)	$13,489

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$458,552	$40,238	$(1,141)	$497,649
Direct costs	—	—	327,928	31,517	(1,141)	358,304

Gross profit	—	—	130,624	8,721	—	139,345
Selling, general and administrative	—	14,777	17,313	1,413	—	33,503
Loss (gain) on sale of assets	—	—	55	(1)	—	54

Operating income (loss)	—	(14,777)	113,256	7,309	—	105,788
Interest expense, net	(2)	18,678	199	(163)	—	18,712
Minority interest expense	—	—	—	—	1,917	1,917
Debt retirement costs	—	810	—	—	—	810
Other income	—	(185)	—	—	—	(185)
Equity interest in income of subsidiaries	50,254	73,221	5,555	—	(129,030)	—

Income before provision (benefit) for income taxes	50,256	39,141	118,612	7,472	(130,947)	84,534
Provision (benefit) for income taxes	1	(11,113)	45,391	—	—	34,279

Net income	$50,255	$50,254	$73,221	$7,472	$(130,947)	$50,255

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING INCOME STATEMENTS
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$381,388	$31,560	$(724)	$412,224
Direct costs	—	—	271,368	24,770	(724)	295,414

Gross profit	—	—	110,020	6,790	—	116,810
Selling, general and administrative	—	12,649	14,767	1,130	—	28,546
Write-down and loss (gain) on sale of assets	—	(1)	283	—	—	282

Operating income (loss)	—	(12,648)	94,970	5,660	—	87,982
Interest expense, net	524	19,247	104	(104)	—	19,771
Minority interest expense	—	—	—	—	1,279	1,279
Debt retirement costs	7,417	1,701	—	—	—	9,118
Other expense	—	129	—	—	—	129
Equity interest in income of subsidiaries	38,707	58,617	4,485	—	(101,809)	—

Income before provision (benefit) for income taxes	30,766	24,892	99,351	5,764	(103,088)	57,685
Provision (benefit) for income taxes	(3,256)	(13,815)	40,734	—	—	23,663

Net income	$34,022	$38,707	$58,617	$5,764	$(103,088)	$34,022

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$50,255	$50,254	$73,221	$7,472	$(130,947)	$50,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(50,254)	(73,221)	(5,555)	—	129,030	—
Depreciation and amortization	—	1,180	9,659	568	—	11,407
Amortization of deferred financing costs and debt discount	—	548	4	—	—	552
Provision for uncollectible accounts	—	—	1,792	398	—	2,190
Debt retirement costs	—	810	—	—	—	810
Loss (gain) on sale of assets	—	—	55	(1)	—	54
Other	—	—	(350)	—	—	(350)
Minority interest in income of subsidiaries	—	—	—	—	1,917	1,917
Distributions to minority interest partners	—	(1,505)	—	—	—	(1,505)
Increase in trade accounts receivable	—	(3)	(4,546)	(526)	—	(5,075)
Decrease (increase) in inventory, prepaid expenses and other assets	—	(870)	58	(97)	—	(909)
Increase (decrease) in accounts payable and other accrued liabilities	—	6,255	(4,503)	7	—	1,759
Increase (decrease) in accrued payroll and related liabilities	—	4,447	(5,167)	43	—	(677)
Increase (decrease) in accrued interest	—	4,104	8	(5)	—	4,107
Decrease in prepaid income taxes	—	2,369	—	—	—	2,369
Increase in deferred income tax assets	—	(823)	—	—	—	(823)
Increase in deferred income tax liabilities	—	5,654	—	—	—	5,654
Increase (decrease) in intercompany payable/(receivable)	(2,370)	71,089	(60,828)	(7,891)	—	—

Net cash provided by (used in) operating activities	(2,369)	70,288	3,848	(32)	—	71,735

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2004
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(97,152)	$—	$—	$—	$(97,152)
Real estate acquired in connection with business acquisitions	—	(5,565)	—	—	—	(5,565)
Property and equipment additions	—	(12,124)	(3,911)	—	—	(16,035)
Proceeds from sale of assets	—	182	2	—	—	184
Other	7	1,363	183	—	—	1,553

Net cash provided by (used in) investing activities	7	(113,296)	(3,726)	—	—	(117,015)

Cash flows from financing activities:
Repayment of long-term obligations	—	(147,691)	—	—	—	(147,691)
Proceeds from issuance of long-term debt	—	225,000	—	—	—	225,000
Payment of financing costs	—	(794)	—	—	—	(794)
Proceeds from issuance of common stock under stock option plans	2,362	—	—	—	—	2,362

Net cash provided by financing activities.	2,362	76,515	—	—	—	78,877

Increase (decrease) in cash and cash equivalents	—	33,507	122	(32)	—	33,597
Cash and cash equivalents at beginning of period	—	14,883	2,244	110	—	17,237

Cash and cash equivalents at end of period	$—	$48,390	$2,366	$78	$—	$50,834

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$34,022	$38,707	$58,617	$5,764	$(103,088)	$34,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(38,707)	(58,617)	(4,485)	—	101,809	—
Depreciation and amortization	—	1,109	9,070	474	—	10,653
Amortization of deferred financing costs and debt discount	14	655	—	—	—	669
Provision for uncollectible accounts	—	—	2,134	237	—	2,371
Debt retirement costs	7,417	1,701	—	—	—	9,118
Write-down of assets	—	—	392	—	—	392
Gain on sale of assets	—	(1)	(109)	—	—	(110)
Minority interest in income of subsidiaries	—	—	—	—	1,279	1,279
Distributions to minority interest partners.	—	(1,245)	—	—	—	(1,245)
Increase in trade accounts receivable	—	(5)	(4,251)	(143)	—	(4,399)
Decrease (increase) in inventory, prepaid expenses and other assets	108	100	(647)	1	—	(438)
Increase (decrease) in accounts payable and other accrued liabilities	—	1,233	(1,847)	62	—	(552)
Increase (decrease) in accrued payroll and related liabilities	—	2,478	(1,347)	(10)	—	1,121
Increase in accrued interest	—	4,166	24	2	—	4,192
Decrease in prepaid income taxes	—	7,614	—	—	—	7,614
Increase in income taxes payable	—	1,232	—	—	—	1,232
Increase in deferred income tax assets	—	(2,169)	—	—	—	(2,169)
Increase in deferred income tax liabilities	—	3,940	—	—	—	3,940
Increase (decrease) in intercompany payable/(receivable)	(15,067)	76,234	(54,756)	(6,411)	—	—

Net cash provided by (used in) operating activities	(12,213)	77,132	2,795	(24)	—	67,690

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2003
(Unaudited)
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from investing activities:
Business acquisitions, net of cash acquired	$—	$(27,177)	$—	$—	$—	$(27,177)
Real estate acquired in connection with business acquisitions	—	(589)	—	—	—	(589)
Property and equipment additions	—	(8,655)	(2,385)	—	—	(11,040)
Proceeds from sale of assets	—	355	8	—	—	363
Other	(5)	181	271	—	—	447

Net cash used in investing activities	(5)	(35,885)	(2,106)	—	—	(37,996)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(168,184)	—	—	—	(209,992)
Proceeds from the issuance of long-term debt	—	146,442	—	—	—	146,442
Repayment of revolving credit facility	—	(7,500)	—	—	—	(7,500)
Payment of financing costs	(382)	(687)	—	—	—	(1,069)
Proceeds from issuance of common stock under stock option plans	85	—	—	—	—	85
Proceeds from issuance of common stock	54,323	—	—	—	—	54,323

Net cash provided by (used in) financing activities	12,218	(29,929)	—	—	—	(17,711)

Increase (decrease) in cash and cash equivalents	—	11,318	689	(24)	—	11,983
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$16,401	$1,922	$122	$—	$18,445

13. Subsequent Events

   Acquisitions

     From October 1, 2004 through November 3, 2004, the Company acquired one animal hospital, which was merged into an existing VCA animal hospital, for an aggregate consideration of $300,000, consisting of $275,000 in cash and the assumption of liabilities of $25,000.

     On October 1, 2004, the Company acquired Sound Technologies, Inc. (“STI”) for $26.5 million, of which $23.0 million was paid with cash on-hand and the remaining $3.5 million will be paid in cash subject to STI achieving certain performance targets. STI is the nation’s largest supplier of ultrasound and digital radiology equipment to the veterinary market.

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

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 3, 2004, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 3, 2004 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

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

     At September 30, 2004, our laboratory network consisted of 26 laboratories serving all 50 states and our animal hospital network consisted of 318 animal hospitals in 36 states. We primarily focus on generating internal growth and acquiring individual animal hospitals to increase revenue and profitability. However, we may pursue acquisitions of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accord with that strategy, we acquired the following companies:

•	On June 1, 2004, we acquired National PetCare Centers, Inc., or NPC, (discussed below), which at the date of acquisition, operated 67 animal hospitals; and

•	On October 1, 2004, we acquired Sound Technologies, Inc., or STI, (discussed below), which is the nation’s largest supplier of ultrasound and digital radiology equipment to the veterinary market.

Significant Acquisitions

     National PetCare Centers, Inc.

     On June 1, 2004, the Company consummated a merger with NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

     As of September 30, 2004, we had not finalized the purchase price accounting for the transaction. The total consideration as of September 30, 2004 was $91.5 million, consisting of $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $12.8 million in assumed liabilities; $5.9 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.1 million paid as part of the Company’s plan to close certain facilities and terminate certain employees.

     As part of our integration plan, we have closed NPC’s corporate office and intend to close or sell animal hospitals that do not meet our operating model and eliminate NPC’s employees with duplicative functions. We have commenced these activities but, as of September 30, 2004, had not yet determined the total related costs. Costs incurred in connection with the integration plan, consisting primarily of lease termination costs and employee severance costs, will result in additions to the total purchase price of the transaction.

     During the three and nine months ended September 30, 2004, we incurred other integration costs of $668,000 and $1.2 million. The integration process is substantially complete and we do not expect to incur any additional material integration costs during the remainder of 2004. These integration costs are expensed as incurred and included in corporate selling, general and administrative expense.

     The gross profit margins for NPC’s animal hospitals have been historically lower than the gross profit margins for animal hospitals which we have acquired and fully integrated into our operations. As a result, we expect the integration of NPC to lower our animal hospital margins. We believe that the gross profit margins for NPC’s animal hospitals will improve as we fully integrate their operations and we fully realize operating efficiencies.

     Sound Technologies, Inc.

     On October 1, 2004, we acquired STI, which is the nation’s largest supplier of ultrasound and digital radiology equipment to the veterinary market. The current trend in the veterinary market is toward more advanced diagnostic tools, and STI offers state-of-the-art integrated diagnostic imaging solutions. STI is also a value-added reseller of ultrasound machines for General Electric. We believe that improving the diagnostic capabilities of our animal hospitals and expanding our laboratory operations into advanced imaging diagnostics is a natural extension of our operations and long-term goals.

     We have not finalized the purchase price accounting for this transaction, however, we acquired STI for $26.5 million, of which $23.0 million was paid with cash on-hand and the remaining $3.5 million will be paid in cash subject to STI achieving certain performance targets.

Growth in Facilities

     The following table summarizes our growth in facilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Laboratories:
Beginning of period	25	23	23	19
Acquisitions	—	1	—	7
New facilities	1	—	3	—
Acquisitions relocated into other labs operated by us	—	(1)	—	(3)

End of period	26	23	26	23

Animal hospitals:
Beginning of period	317	238	241	229
Acquisitions	2	3	84	19
New facilities	1	—	1	—
Acquisitions relocated into hospitals operated by us	(1)	—	(4)	(5)
Sold or closed	(1)	—	(4)	(2)

End of period	318	241	318	241

Stock Dividend

     On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

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

     Approximately 7% of laboratory revenue for the nine months ended September 30, 2004 is intercompany revenue that was generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of the business segments, all intercompany revenue is accounted for as if the transaction was with an independent third-party at current market prices. For financial reporting purposes, intercompany revenue is eliminated as part of our consolidation.

     We give discounts, such as those for prompt payment, to clients in periods subsequent to the period the related revenue was recognized, however, we report the related revenue net of those discounts. In order to net the discounts against the related revenue, we estimate the discounts based on historical experience. We do not expect that revisions to these discounts would have a material effect on our condensed, consolidated financial statements.

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

     Our insurance carriers require us to pre-fund claims at a certain loss pick (the “low-end” in the following table), and give us a maximum loss pick (the “high-end” in the following table), above which the carrier is responsible for paying all claims. The ranges set forth by the insurance carrier reflect the most probable potential for our workers’ compensation claims losses. The increase in the insurance carriers’ range reflects the trend over the last several years toward increasing workers’ compensation costs. Based on these ranges, and the factors described above, we estimated our losses using a loss pick of 2.10% for the policy years ended September 30, 2004 and 2003. The increase in our loss pick reflects an increase in our claims loss trend during the previous years.

     The following table reflects the loss pick percentages and total estimated claims expense recorded by us and the probable ranges for the ultimate realized loss picks and claims expense (in thousands):

		Claims Expense		Estimated Claims Expense Range
		Recorded		Low-End		High-End
	Payroll	%	$	%	$	%	$
Policy year ended 9/30/04	$218,476	2.10%	$4,588	1.53%	$3,343	2.82%	$6,154
Policy year ended 9/30/03	185,907	2.10%	3,904	1.59%	2,931	2.55%	4,741
Policy year ended 9/30/02	169,022	2.04%	3,441	1.54%	2,603	2.49%	4,208

Total	$573,405	2.08%	$11,933	1.55%	$8,877	2.63%	$15,103

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

     The insurance policies in place prior to September 30, 2001 did not have large deductibles, and we have accrued for exposure under these policies.

     In connection with the NPC merger, we assumed additional workers’ compensation claim liabilities in the amount of $1.1 million, related to self-insurance retention policies for four policy years. We reviewed policy terms, claims history and current claims status for each policy to determine that the assumed liability is adequate.

Valuation of Goodwill

     Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at September 30, 2004 was $481.1 million, consisting of $93.7 million for our laboratory operating segment and $387.4 million for our animal hospital operating segment.

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

Results of Operations

     The following table sets forth components of our income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue:
Laboratory	27.6%	32.3%	30.5%	32.7%
Animal hospital	74.4	69.5	71.5	69.2
Intercompany	(2.0)	(1.8)	(2.0)	(1.9)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	72.8	71.5	72.0	71.7

Gross profit	27.2	28.5	28.0	28.3
Selling, general and administrative	7.1	6.5	6.7	6.9
Loss (gain) on sale of assets	0.1	0.3	—	0.1

Operating income	20.0	21.7	21.3	21.3
Interest expense, net	3.6	4.4	3.8	4.8
Debt retirement costs	—	1.2	0.2	2.2
Other (income) expense	—	(0.1)	(0.1)	—
Minority interest expense	0.4	0.3	0.4	0.3

Income before provision for income taxes	16.0	15.9	17.0	14.0
Provision for income taxes	6.5	6.5	6.9	5.7

Net income	9.5%	9.4%	10.1%	8.3%

     The following is a summary of the components of operating income (loss) and operating margin by segment (in thousands):

				Inter-
		Animal		company
	Laboratory	Hospital	Corporate	Eliminations	Total
Three Months Ended September 30, 2004
Revenue	$50,685	$136,399	$—	$(3,732)	$183,352
Direct costs	28,470	108,833	—	(3,732)	133,571

Gross profit	22,215	27,566	—	—	49,781
Selling, general and administrative	3,136	3,423	6,478	—	13,037
Gain on sale of assets	—	(12)	—	—	(12)

Operating income (loss)	$19,079	$24,155	$(6,478)	$—	$36,756

Operating margin	37.6%	17.7%	(3.5)%		20.0%

Depreciation and amortization	$850	$2,722	$400	$—	$3,972

Three Months Ended September 30, 2003
Revenue	$46,429	$100,060	$—	$(2,605)	$143,884
Direct costs	26,664	78,789	—	(2,605)	102,848

Gross profit	19,765	21,271	—	—	41,036
Selling, general and administrative	2,855	2,516	3,982	—	9,353
Write-down and loss on sale of assets	39	403	—	—	442

Operating income (loss)	$16,871	$18,352	$(3,982)	$—	$31,241

Operating margin	36.3%	18.3%	(2.8)%		21.7%

Depreciation and amortization	$823	$2,387	$369	$—	$3,579

Nine Months Ended September 30, 2004
Revenue	$151,818	$355,739	$—	$(9,908)	$497,649
Direct costs	84,168	284,044	—	(9,908)	358,304

Gross profit	67,650	71,695	—	—	139,345
Selling, general and administrative	9,499	9,227	14,777	—	33,503
Loss on sale of assets	1	53	—	—	54

Operating income (loss)	$58,150	$62,415	$(14,777)	$—	$105,788

Operating margin	38.3%	17.5%	(3.0)%		21.3%

Depreciation and amortization	$2,568	$7,659	$1,180	$—	$11,407

Nine Months Ended September 30, 2003
Revenue	$134,818	$285,189	$—	$(7,783)	$412,224
Direct costs	76,489	226,708	—	(7,783)	295,414

Gross profit	58,329	58,481	—	—	116,810
Selling, general and administrative	8,359	7,538	12,649	—	28,546
Write-down and loss (gain) on sale of assets	58	225	(1)	—	282

Operating income (loss)	$49,912	$50,718	$(12,648)	$—	$87,982

Operating margin	37.0%	17.8%	(3.1)%		21.3%

Depreciation and amortization	$2,376	$7,168	$1,109	$—	$10,653

Revenue

     The following table summarizes our revenue (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Laboratory	$50,685	$46,429	9.2%	$151,818	$134,818	12.6%
Animal hospital	136,399	100,060	36.3%	355,739	285,189	24.7%
Intercompany	(3,732)	(2,605)		(9,908)	(7,783)

Total revenue	$183,352	$143,884	27.4%	$497,649	$412,224	20.7%

     Laboratory Revenue

     Laboratory revenue increased $4.3 million for the three months ended September 30, 2004 and increased $17.0 million for the nine months ended September 30, 2004 compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except average price per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions	2,137	2,069	3.3%	6,429	6,137	4.8%
Average revenue per requisition (1)	$23.72	$22.44	5.7%	$22.96	$21.97	4.5%

Total internal revenue (2)	$50,685	$46,429	9.2%	$147,626	$134,818	9.5%
Billing day adjustment (3)	—	—		606	—
Acquired revenue	—	—		3,586	—

Total	$50,685	$46,429	9.2%	$151,818	$134,818	12.6%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Numbers may not calculate exactly due to rounding.

(3)	The 2004 billing day adjustment reflects the impact of one additional billing day for the nine months ended September 30, 2004 as compared to the same period in the prior year.

     Laboratory internal revenue growth was 9.2% and 9.5% for the three and nine months ended September 30, 2004, despite the impact of the hurricanes in the Southeastern United States. Excluding the Florida market, which was the market most significantly impacted by the hurricanes, laboratory internal revenue growth was 10.1% and 9.8% for the three and nine months ended September 30, 2004.

     The increases in the number of requisitions from internal growth for the three and nine months ended September 30, 2004 are the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis and treatment of diseases. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by ourselves, pharmaceutical companies and other service providers in the industry. In addition, we continue to see the impact from the recent migration of diagnostic testing from the human health care industry and the advent of medicine in the veterinary industry that requires diagnostic assessment and monitoring.

     The increases in the average revenue per requisition for the three and nine months ended September 30, 2004 is primarily attributable to price increases and changes in the mix of tests performed per requisition. Price increases approximated 2% to 4% in February 2004 and 3% to 5% in February 2003.

     As the result of our laboratory acquisitions subsequent to January 1, 2003, we generated an additional $3.6 million of revenue (referred to in the above table as “acquired revenue”) during the nine months ended September 30, 2004 in comparison to the same period in the prior year.

Animal Hospital Revenue

     Animal hospital revenue increased $36.3 million for the three months ended September 30, 2004 and increased $70.6 million for the nine months ended September 30, 2004 compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except average price per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Animal Hospital Revenue:
Same-store:
Orders	921	939	(2.0)%	2,576	2,600	(0.9)%
Average revenue per order (1)	$110.80	$105.67	4.9%	$110.83	$105.26	5.3%

Same-store revenue (2)	$102,024	$99,230	2.8%	$285,533	$273,664	4.3%
Business day adjustment (3)	1,307	—		2,421	—
Net acquired revenue	33,068	830		67,785	11,525

Total	$136,399	$100,060	36.3%	$355,739	$285,189	24.7%

(1)	Computed by dividing same-store revenue by same-store orders.

(2)	Numbers may not calculate exactly due to rounding.

(3)	The 2004 business day adjustment reflects the impact of one additional business day for the three months ended September 30, 2004 as compared to the same period in the prior year and two additional business days for the nine months ended September 30, 2004 as compared to the same period in the prior year.

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

     Net acquired revenue represents the revenue from those hospitals acquired, sold or closed on or after the beginning of the comparative period, which was July 1, 2003 for the three months ended September 30, 2004 and January 1, 2003 for the nine months ended September 30, 2004. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and disposals during the periods compared.

Gross Profit

     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2004		2003			2004		2003
		Gross		Gross			Gross		Gross
		Profit		Profit	%		Profit		Profit	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$22,215	43.8%	$19,765	42.6%	12.4%	$67,650	44.6%	$58,329	43.3%	16.0%
Animal hospital	27,566	20.2%	21,271	21.3%	29.6%	71,695	20.2%	58,481	20.5%	22.6%

Total gross profit	$49,781	27.2%	$41,036	28.5%	21.3%	$139,345	28.0%	$116,810	28.3%	19.3%

Laboratory Gross Profit

     The increase in laboratory gross profit margins during the three and nine months ended September 30, 2004 was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

Animal Hospital Gross Profit

     Since January 1, 2004, we have had significant growth in our animal hospital division as a result of the acquisition of 84 hospitals, 67 of which were acquired in the NPC merger on June 1, 2004. Our animal hospital gross profit margin decreased for the three and nine months ended September 30, 2004, compared to the same periods in the prior year, primarily as a result of the impact of the relatively large number of hospitals we recently acquired. As expected, the hospitals we recently acquired, as a group, had a gross profit margin lower than those animal hospitals that we have operated for a period of time sufficient to allow us to fully achieve operating efficiencies.

     In addition, during 2004, we completed the construction of two new specialty/referral animal hospitals in Chicago and Manhattan. During the third quarter of 2004, gross profit margins on the specialty/referral animal hospitals were significantly lower than the gross profit margins on our other animal hospitals due to a decrease in revenues resulting from business interruptions during the construction and integration period coupled with an increase in costs, including but not limited to, rent, salary and depreciation. We expect that the margins on these specialty/referral practices will normalize to levels consistent with our other specialty/referral animal hospitals once the integration process is completed.

Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2004		2003			2004		2003
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$3,136	6.2%	$2,855	6.1%	9.8%	$9,499	6.3%	$8,359	6.2%	13.6%
Animal hospital	3,423	2.5%	2,516	2.5%	36.0%	9,227	2.6%	7,538	2.6%	22.4%
Corporate	6,478	3.5%	3,982	2.8%	62.7%	14,777	3.0%	12,649	3.1%	16.8%

Total SG&A	$13,037	7.1%	$9,353	6.5%	39.4%	$33,503	6.7%	$28,546	6.9%	17.4%

Laboratory SG&A

     The increase in laboratory SG&A as a percentage of laboratory revenue during the three and nine months ended September 30, 2004 as compared to the same periods in the prior year was primarily due to the result of hiring additional sales personnel.

Animal Hospital SG&A

     Animal hospital SG&A as a percentage of animal hospital revenue during the three and nine months ended September 30, 2004 was consistent with the same period in the prior year.

Corporate SG&A

     In March 2004, a claim with our insurance company was settled that provided for the partial reimbursement of the Zoasis Corporation litigation settlement incurred in 2002 and related legal fees. In addition, during the three and nine months ended September 30, 2004, we incurred integration costs in connection with the NPC merger. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the insurance claim settlement and integration costs (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2004		2003			2004		2003
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Corporate SG&A as reported	$6,478	3.5%	$3,982	2.8%	62.7%	$14,777	3.0%	$12,649	3.1%	16.8%
Impact of certain items:
Litigation settlement reimbursement	—		—			1,124		—
Legal fees reimbursement	—		—			801		—
Integration costs	(668)		—			(1,238)		—

Corporate SG&A excluding the insurance claim settlement and integration costs	$5,810	3.2%	$3,982	2.8%	45.9%	$15,464	3.1%	$12,649	3.1%	22.3%

     Excluding the impact of the insurance claim settlement and integration costs, Corporate SG&A increased during the three months ended September 30, 2004 and the nine months ended September 30, 2004 primarily as a result of costs incurred for internal controls compliance activities pertaining to Section 404 of the Sarbanes-Oxley Act.

Interest Expense, Net

     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense:
Revolving credit facility	$—	$—	$—	$27
Senior term C notes	—	973	—	4,648
Senior term D notes	—	707	2,235	707
Senior term E notes	2,166	—	2,800	—
9.875% senior subordinated notes	4,197	4,197	12,591	12,591
15.5% senior notes	—	—	—	522
Interest-rate hedging agreements	90	165	419	352
Amortization of deferred financing costs and debt discount	185	213	552	669
Secured seller notes & other	214	177	595	545

	6,852	6,432	19,192	20,061
Interest income	223	71	480	290

Total interest expense, net of interest income	$6,629	$6,361	$18,712	$19,771

     The changes in interest expense were primarily attributable to our debt financing transactions, which we discuss below in “Liquidity and Capital Resources,” and changes in LIBOR.

Debt Retirement Costs

     On June 1, 2004, we amended and restated our senior credit facility to replace the existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the NPC merger, which we discuss above in “Significant Acquisitions.” In conjunction with amending and restating our senior credit facility, we recorded debt retirement costs of $810,000.

     In August 2003, we refinanced our senior credit facility to replace the existing senior term C notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term D notes in the principal amount of $146.4 million with an interest rate margin of 2.50%. In conjunction with that transaction, we recorded debt retirement costs of $1.7 million.

     On February 4, 2003, we voluntarily retired the entire principal amount of our 15.5% senior notes with net proceeds received from the sale of our common stock. In conjunction with that transaction, we recorded debt retirement costs of $7.4 million.

Provision for Income Taxes

     We recognized a litigation settlement reimbursement of $1.1 million during the first quarter of 2004, which we discuss above in “Corporate SG&A.” This reimbursement had no related tax expense and reduced our effective tax rate to 40.6% for the nine months ended September 30, 2004. This reimbursement will not impact our effective tax rate for individual quarters ending subsequent to March 31, 2004. Our effective tax rate for the three months ended September 30, 2004 was 41.0%.

Liquidity and Capital Resources

Cash and Cash Equivalents

     Cash and cash equivalents at September 30, 2004 totaled $50.8 million, up from $17.2 million at December 31, 2003. The increase is a result of net cash provided by operations and financing exceeding net cash used in investing activities.

Cash Flows from Operating Activities

     Net cash provided by operating activities increased $4.0 million for the nine months ended September 30, 2004 compared to the same period in the prior year. This increase is primarily due to: (a) improved operating performance; (b) acquisitions; and (c) a $667,000 decrease in interest paid. This increase was partially offset by: (a) a $14.0 million increase in taxes paid; and (b) a use of $815,000 from changes in working capital.

Cash Flows used in Investing Activities

     In each of the nine-month periods ended September 30, 2004 and 2003, net cash used in investing activities was primarily comprised of cash used for the acquisition of animal hospitals and laboratories and expenditures for property and equipment. The significant increase in cash used for acquisitions was the result of spending approximately $70.3 million to acquire NPC.

     We anticipate spending an additional $275,000 for animal hospital acquisitions and up to $5.5 million for property and equipment during the remainder of 2004. However, we may spend more for acquisitions than we are currently planning depending upon opportunities that present themselves and our cash requirements may change accordingly. In addition, there may be acquisition opportunities in the laboratory field that may change our cash requirements. We intend to primarily use cash in our acquisitions but, depending upon the timing and amount of our acquisitions, we may use stock or debt to the extent we deem it appropriate. Our covenants under our senior credit facility, as amended and restated on June 1, 2004, permitted the NPC merger and allow us to spend $50.0 million per year plus up to $5.0 million of any unused amount from the prior year on other acquisitions, and we would require a waiver or amendment to the covenant to exceed this amount.

     We consummated a merger with STI on October 1, 2004, pursuant to which we acquired STI for $26.5 million, of which $23.0 million was paid with cash on-hand and the remaining $3.5 million will be paid in cash subject to STI achieving certain performance targets.

Cash Flows from Financing Activities

     On June 1, 2004, we amended and restated our senior credit facility to replace the existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the acquisition of NPC, which we discuss above in “Significant Acquisitions.”

     In August 2003, we refinanced our senior credit facility to replace the existing senior term C notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term D notes in the principal amount of $146.4 million with an interest rate margin of 2.50%.

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

     Borrowings and repayments under our revolving credit facility are the result of normal working capital shifts created by the seasonality of our business and the timing of acquisition activity. In the fourth quarter of 2002 we borrowed $7.5 million, and in early 2003 we repaid the full amount. We have not borrowed on the revolving credit facility since the fourth quarter of 2002.

Future Cash Requirements

     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2004 (1)	2005	2006	2007	2008	Thereafter
Long-term debt	$397,227	$1,001	$3,147	$29,539	$110,284	$82,634	$170,622
Capital lease obligations	427	48	190	100	64	25	—
Operating leases	372,600	5,593	22,558	22,433	22,382	22,170	277,464
Fixed cash interest expense	94,086	8,563	17,417	17,254	16,914	17,044	16,894
Variable cash interest expense (2)	42,084	2,518	11,680	13,764	10,934	3,188	—
Deferred income tax liabilities	30,485	—	—	—	—	—	30,485
Mandatorily redeemable partnership interests	2,099	—	—	—	—	—	2,099
Swap agreements (2)	(297)	(66)	(231)	—	—	—	—

	$938,711	$17,657	$54,761	$83,090	$160,578	$125,061	$497,564

(1)	Consists of the period October 1 through December 31, 2004.

(2)	We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 2.25%. Including the fixed 2.25%, we estimate that the interest rate on our variable-rate debt will be 4.5%, 5.25%, 6.25%, 7.25%, and 7.75% for years 2004 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2003 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

     The table above excludes certain contractual arrangements whereby additional cash may be paid to former owners of acquired companies, including STI, upon attainment of specified performance targets. We may be required to pay up to $4.6 million in future periods if these performance targets are achieved.

     We anticipate that our cash on hand, cash from operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our contractual obligations and other cash needs for more than the next 12 months.

Debt Covenants

     Our senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2004, we were in compliance with these covenants. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last twelve-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At September 30, 2004, we had a fixed charge coverage ratio of 1.55 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

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

Description of Indebtedness

Senior Credit Facility

     At September 30, 2004, we had $223.9 million principal amount outstanding under our senior term E notes and no borrowings outstanding under our revolving credit facility.

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

9.875% Senior Subordinated Notes

     On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At September 30, 2004, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing domestic wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. Future domestic wholly-owned subsidiaries of Vicar will also be required to guarantee these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the credit and guaranty agreement and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

     Before December 1, 2004, we can redeem up to $59.5 million of principal on our 9.875% senior subordinated notes at a redemption price of 109.9% of the principal amount with proceeds from an equity offering. The remaining portion may be paid off at our discretion beginning December 1, 2005 at a redemption price of 104.9% of the principal amount.

   Other Debt

     At September 30, 2004, we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $3.8 million.

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

     On June 1, 2004, we acquired NPC. Prior to our acquisition, the NPC animal hospitals, as a group, operated at gross profit margins lower than our animal hospitals, and, as a result, we expect our animal hospital margins to be lower than historical amounts for the next several quarters. We entered into the merger agreement with NPC with the expectation that the merger will result in improved operating results and beneficial synergies, such as the realization of improved margins at animal hospitals through a strategy of centralizing various corporate and administrative functions and leveraging fixed costs. Our ability to realize on the benefits of this acquisition is dependent, in part, on achieving these efficiencies and increasing the gross profit margins of the acquired NPC hospitals.

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

     Our success depends in part on our ability to build on our position as a leading animal health care services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals and laboratories. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 11.9% and 14.1% for each fiscal year from 2001 through 2003. For the three and nine months ended September 30, 2004, our laboratory internal revenue growth was 9.2% and 9.5% respectively, which are both below our historical rates for the prior three years. Our animal hospital same-store revenue growth rate has fluctuated between 3.6% and 5.0% for each fiscal year from 2001 through 2003. For the three and nine months ended September 30, 2004, our animal hospital same-store revenue growth was 2.8% and 4.3% respectively. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

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

     At September 30, 2004, our balance sheet reflected $481.1 million of goodwill, which was a substantial portion of our total assets of $723.7 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2003, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our net goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At September 30, 2004, our debt consisted of:

•	$223.9 million in principal amount outstanding under our senior credit facility;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$3.8 million in principal amount outstanding under our other debt.

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

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of September 30, 2004, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of September 30, 2004, we operated 101 animal hospitals in 12 states with these laws, including 23 in New York and 26 in Texas. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

     Any substantial reduction in the number of available flights or delays in the departure of flights, whether as a result of severe weather conditions, a terrorist attack or any other type of disruption, will disrupt our transportation network and our ability to provide test results in a timely manner. Any change in government regulation related to transporting samples or specimens could also have an impact on our business. In addition, our Test Express service, which services customers outside of major metropolitan areas, is dependent on flight services in and out of Memphis and the transportation network of Federal Express. Any sustained interruption in either flight services in Memphis or the transportation network of Federal Express would result in increased turn-around time for the reporting of test results to customers serviced by our Test Express service.

The loss of Mr. Robert Antin, our Chairman, President and Chief Executive Officer, could materially and adversely affect our business.

     We are dependent upon the management and leadership of our Chairman, President and Chief Executive Officer, Robert Antin. We have an employment contract with Mr. Antin that may be terminated at the option of Mr. Antin. We do not maintain any key man life insurance coverage for Mr. Antin. The loss of Mr. Antin could materially adversely affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2004, we had borrowings of $223.9 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we have entered into three separate no-fee interest rate swap agreements. The first agreement is for $40.0 million and commenced on November 29, 2002 and expires November 29, 2004. The second agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. The third agreement is for $20.0 million and commenced on May 30, 2003 and expires May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $223.9 million to $143.9 million. Accordingly, for the twelve-month period ending September 30, 2005, for every 1.0% increase in LIBOR we will pay an additional $1.9 million in interest expense and for every 1.0% decrease in LIBOR we will save $1.9 million in interest expense.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 12, 2004, we held our annual meeting of stockholders at which our stockholders:

•	elected Robert L. Antin as a Class II director;

•	approved an amendment to our certificate of incorporation to increase the amount of shares of common stock authorized for issuance from 75,000,000 to 175,000,000; and

•	ratified KPMG LLP as our independent auditor.

     The results of the election of one Class II director are as follows:

Candidate	Yes Votes	No Votes	Abstain	Broker Non-Vote
Robert L. Antin	35,059,343	—	3,677,346	—

     The results of the other two matters upon which our stockholders voted are as follows:

Proposal	Yes Votes	No Votes	Abstain	Broker Non-Vote
Amend certificate of incorporation to increase shares of common stock authorized for issuance from 75,000,000 to 175,000,000	34,878,212	3,847,792	10,685	—
Ratify KPMG LLP as our independent auditor	38,709,767	22,480	4,442	—

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

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

Date: November 5, 2004	By:	/s/ TOMAS W. FULLER

Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.