Form 10-K
period 2004-12-31
VCA ANTECH INC
filed 2005-03-16
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.

At June 30, 2004, there were outstanding 81,898,900 shares of the Common Stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price ($22.41 per share) of the Registrant’s Common Stock on the NASDAQ Stock Market’s National Market, was $1.6 billion. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates;” this assumption is not to be deemed an admission by these persons that they are affiliates of registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as the latest practicable date: common stock, par value $0.001, 82,228,186 shares as of March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s proxy statement relating to its 2005 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

VCA ANTECH, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

General

     We are a leading animal healthcare services company. We operate the largest networks of veterinary diagnostic laboratories and freestanding, full-service animal hospitals in the United States. We also sell ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services to the veterinary market.

     Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. With the only nationwide veterinary laboratory network serving all 50 states, we provide diagnostic testing for an estimated 15,000 clients, which include standard animal hospitals, large animal practices, universities and other government organizations. Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including routine health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. Our network of animal hospitals, consisting of 315 at December 31, 2004, is supported by more than 960 veterinarians and had over 4.2 million patient visits in 2004. Our medical technology business sells diagnostic ultrasound imaging and digital radiography imaging equipment to veterinarians, provides education and training on the use of that equipment, and provides consultative support in the diagnosing process as well as mobile imaging services.

     We were formed in 1986 as a Delaware corporation. Our principal executive offices are located in Los Angeles, California.

Industry Overview

     The United States population of companion animals as of 2001 had reached approximately 214 million, including about 131 million dogs and cats. Industry data show that over $18 billion was spent on animal healthcare services in 2001, with an annual growth rate of over 10.6% from 1996 through 2001 for spending on dogs, cats and birds. The ownership of pets is widespread, with over 58% of U.S. households owning at least one pet, including companion and other animals. Pet ownership is highest among households with children under 18 and empty-nesters whose pets have become their “children.”

     Among this expanding number of pet owners is a growing awareness of pet health and wellness, including the benefits of preventive care and specialized services. As technology continues to migrate from the human healthcare sector into the practice of veterinary medicine, more sophisticated treatments, diagnostic tests and equipment are becoming available to treat companion animals. These new and increasingly complex procedures, diagnostic tests, including laboratory testing and advanced imaging such as ultrasound and digital radiography, and pharmaceuticals are gaining wider acceptance as pet owners are exposed to these previously unconsidered treatment programs through their exposure with this technology in human healthcare, and through literature and marketing programs sponsored by large pharmaceutical and pet nutrition companies. We believe this acceptance is evidenced by an industry survey revealing that 69% of pet owners view their animals as important members of the family and are willing to pay for more veterinary services to promote the good health and extend the life of their pet.

     Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet-owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As a consequence, providers of veterinary services do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing is a wholesale business that collects payments directly from animal hospitals, generally on terms requiring payment within 30 days of the date the charge is invoiced. Fees for animal hospital services are due at the time of service. For example, in 2004 over 95% of our animal hospital services were paid for in cash or by credit card at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged only 1%

of total revenue. Our medical technology segment generally receives payment for equipment sales and services within 30 days after the customer is invoiced.

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

Diagnostic Laboratory Industry

     Veterinarians use laboratory tests to treat animals by diagnosing and monitoring illnesses and conditions through the detection of substances in urine, tissue, fecal and blood samples and other specimens. As is the case with the physician treating a human patient, laboratory diagnostic testing is becoming a routine diagnostic tool used by the veterinarian.

     Veterinary laboratory tests are performed primarily at veterinary diagnostic laboratories, universities or animal hospitals using on-site diagnostic equipment. For particular types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories, but this in-house testing requires the animal hospital or veterinarian to purchase or lease the equipment, maintain and calibrate the equipment periodically to avoid testing errors, and employ trained personnel to operate it. Conversely, veterinary diagnostic laboratories can provide a wider range of tests than generally are available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Also, leading veterinary diagnostic laboratories employ highly trained individuals who specialize in the detection and diagnosis of diseases and thus are a valuable resource for the veterinarian.

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

     We believe that the outsourced laboratory testing market is one of the fastest growing segments of the animal healthcare services industry and expect continued growth as a result of:

•	the increased focus on wellness, early detection and monitoring programs in veterinary medicine, which is increasing the overall number of tests being performed;

•	the emphasis in veterinary education on diagnostic tests and the trend toward specialization in veterinary medicine, which are causing veterinarians to increasingly rely on tests for more accurate diagnoses;

•	the continued technological developments in veterinary medicine, which are increasing the breadth of tests offered; and

•	the trend toward outsourcing tests because of the relative low cost, the high accuracy rates and the diagnostic support provided by specialists employed by the laboratory.

Animal Hospital Industry

     Animal healthcare services are provided predominately by the veterinarian practicing as a sole practitioner, or as part of a larger animal medical group or hospital. Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology. Others focus on a particular type of animal. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, recommendation of friends, reasonable fees and quality of care.

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

     Well-capitalized animal hospital operators have the opportunity to supplement their internal growth with selective acquisitions. We believe the extremely fragmented animal hospital industry is consolidating due to:

•	the purchasing, marketing and administrative cost advantages that can be realized by a large, multiple location, multi-practitioner veterinary provider;

•	the cost of financing equipment purchases and upgrading technology necessary for a successful practice;

•	the desire of veterinarians to focus on practicing veterinary medicine, rather than spending large portions of their time performing the administrative tasks necessary to operate an animal hospital;

•	the choice of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital; and

•	the appeal to many veterinarians of the benefits and work scheduling flexibility that is not typically available to a sole practitioner or single-site provider.

Medical Technology Industry

     Veterinarians use ultrasound and radiography imaging equipment to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. Ultrasound equipment utilizes high frequency sound waves and echoes to display a two-dimensional image of the tissue being examined. The images may be displayed on computer monitors, manipulated by the veterinarian, stored electronically and transmitted in digital format over the Internet with additional hardware and software. Digital radiography utilizes high frequency electromagnetic waves to capture X-ray images that are then digitized and stored in digital format. The resulting digital images may be displayed on computer monitors, manipulated by the veterinarian, stored electronically and transmitted in digital format over the Internet with additional hardware and software.

     Ultrasound and digital radiography equipment, while common in the human healthcare segment, have only recently been introduced into the broad veterinary market. We believe the use of digital diagnostic imaging is becoming more routinely used as a diagnostic tool by veterinarians as a result of the following factors:

•	the reduction in the cost of the equipment as manufacturers become more efficient in production and recover their research and development and start-up costs for this equipment from sales in human healthcare;

•	the willingness of pet owners to spend more money on their pet’s healthcare due to the increasing importance pets are playing in their lives;

•	the increased sophistication of pet owners who are exposed to new technology as part of human healthcare, advertising and point-of-sale marketing;

•	the increased focus on diagnostic imaging in the universities; and

•	the increase in specialization among veterinarians and their reliance on diagnostic imaging to detect, monitor and treat disease.

     Because of these factors, we believe that medical technology, especially diagnostic imaging equipment, is an emerging and dynamic segment within the animal healthcare industry.

Business Strategy

     Our business strategy is to continue expanding our market leadership in animal healthcare services through our diagnostic laboratory, animal hospital and medical technology segments. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in the veterinary laboratory and animal hospital markets positions us to capitalize on favorable growth trends in the animal healthcare services industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. Our medical technology segment seeks to leverage off our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Our laboratory and animal hospital operations utilize enterprise-wide management information systems. We believe that these common systems enable us to more effectively manage the key operating metrics that drive our business. With the aid of these systems, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. Although we have substantially completed our laboratory infrastructure, we may make selective strategic laboratory acquisitions. Additionally, the fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $25.0 million to $30.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For example, in 2004 we acquired 85 animal hospitals, 67 of which were part of a chain operated by National PetCare Centers, Inc., which we acquired in June 2004. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Diagnostic Laboratories

     We operate the only full-service, veterinary diagnostic laboratory network serving all 50 states. In 2004, we performed approximately 24.8 million tests and handled roughly 8.6 million requisitions in our state-of-the-art, automated diagnostic laboratories. Our laboratory network services a diverse customer base of approximately 15,000 clients, and non-affiliated clients generated approximately 93% of our laboratory revenue in 2004.

Services

     Our diagnostic spectrum includes over 300 different tests in the area of chemistry, pathology, endocrinology, serology, hematology and microbiology, as well as tests specific to particular diseases. We do not conduct experiments on animals.

     Although modified to address the particular requirements of the species tested, the tests performed in our veterinary laboratories are similar to those performed in human clinical laboratories and utilize similar laboratory equipment and technologies. The growing concern for animal health, combined with the movement of veterinary medicine toward increasing specialization, should spur the migration of additional areas of human testing into the veterinary field. For example, we now provide cancer testing for household pets whereas several years ago these tests were not widely available.

     Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our 100 specialists to interpret test results, consult on the diagnosis of illnesses and suggest possible treatment alternatives. This resource includes veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. This depth of experience and expertise enables our specialists to suggest additional testing or provide diagnostic advice that assists the veterinarian in developing an appropriate treatment plan.

     Together with our specialist support, we believe the quality of our service further distinguishes our laboratory services as a premiere service provider. We maintain quality assurance programs to ensure that specimens are collected and transported properly, that tests are performed accurately and that client, patient and test information is reported and billed correctly. Our quality assurance programs include quality control testing of specimens of known concentration or reactivity to ensure accuracy and precision, routine checks and preventive maintenance of laboratory testing equipment, and personnel standards ensuring that only qualified personnel perform testing. In addition, we participate in an independent outside quality assurance certification program. As a result, we believe that our accuracy rate is over 99%.

Laboratory Network

     We operate 27 diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

     We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, which picks up an average of 25,000 to 30,000 requisitions daily through an extensive network of drivers and independent couriers. In 2004, we derived approximately 70% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

     Veterinarian customers located outside the areas covered by our transportation network are serviced using our Test Express service. Users of the Test Express service send patient specimens by Federal Express to our laboratory just outside of Memphis, Tennessee, which permits speedy and cost-efficient testing because of the proximity to Federal Express’ primary sorting facility.

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

Personnel

     We employ a staff of approximately 1,200 full-time-equivalent employees in our laboratory network. We employ some of our specialists and enter into consulting arrangements with others. We employ a manager at each of our laboratories and supervisors for each department within our primary hubs and secondary laboratories. We employ a small corporate staff to provide centralized administrative services to all our laboratories.

Animal Hospitals

     At December 31, 2004, we operated 315 animal hospitals in 36 states that were supported by over 960 veterinarians. Our nationwide network of freestanding, full-service animal hospitals has facilities located in the following states:

California	68	Oklahoma	6
Texas *	26	Alaska	5
New York *	23	New Mexico	5
Florida	20	Oregon *	5
Illinois	17	Delaware	4
Washington *	14	Minnesota *	4
Michigan	11	Connecticut	3
Pennsylvania	11	Hawaii	3
Colorado	10	Nebraska *	3
New Jersey *	10	Georgia	2
Indiana	8	Missouri	2
Maryland	8	Wisconsin	2
Massachusetts	7	Alabama *	1
Nevada	7	Louisiana *	1
Virginia	7	South Carolina	1
Arizona	6	Utah	1
North Carolina *	6	Vermont	1
Ohio *	6	West Virginia *	1

*	States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.

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

Personnel

     Our animal hospitals generally employ a staff of between 10 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, a hospital manager who supervises the day-to-day activities of the facility, and a small office staff. We employ a relatively small corporate staff to provide centralized administrative services to all of our animal hospitals.

     We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 10 of our facilities, which train approximately 60 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

     Further, we permit some of our veterinarians to participate with us in the ownership of selected animal hospitals. In these circumstances, we form a limited partnership that owns the assets of the animal hospital and the veterinarian purchases an equity share of the limited partnership. We are the general partner in the limited partnership and the veterinarian is the limited partner. The operating income of the partnership that is distributed to the veterinarian partner is based on the veterinarian partner’s percentage interest in the partnership, which is typically between 10% and 25%. In one of our limited partnerships, the veterinarian partner’s percentage interest is 45%. Typically, the salary of the veterinarian partner is based on a percentage of the revenue of the animal hospital that is generated by the veterinarian partner. At December 31, 2004, we operated 27 animal hospitals under a partnership structure.

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

Marketing

     Our marketing efforts are primarily directed toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of the Healthy Pet Magazine, a magazine focused on pet care and wellness published by Zoasis Corporation, or Zoasis. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services used during each visit. Further, reminder notices are used to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as vaccinations, dental screening and geriatric care.

     We also enter into referral arrangements with local pet shops and humane societies to increase our client base. In addition, we seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Ownership Limitations

     Certain states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, we provide administrative and support services to veterinary medical groups pursuant to management agreements. The veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine. In return for our services, the veterinary medical group pays us a management fee. At December 31, 2004, we operated 100 animal hospitals in 12 states with these types of ownership restrictions.

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

Medical Technology

     Through Sound Technologies, Inc., or STI, our medical technology segment acquired on October 1, 2004, we sell ultrasound and digital radiography imaging equipment and related computer hardware, software and services to the veterinary market. Ultrasound and radiography imaging equipment is used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. In addition, we provide computer hardware, software, training and services in support of the imaging equipment we sell. We have developed and license VetPACS, a software package that aids in the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. Our mobile imaging units provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment.

     Our medical technology products and services include the following:

•	ultrasound imaging equipment;

•	digital radiography imaging equipment;

•	VetPACS, our proprietary archival and retrieval software;

•	computers, servers and network hardware and related software;

•	diagnostic consulting services; and

•	training and other educational support services.

     We do not provide financing arrangements for the products and services we sell.

Ultrasound Imaging Equipment

     We sell ultrasound imaging equipment manufactured by General Electric pursuant to an agreement entered into in July 2001. Our product line includes a hand-held ultrasound unit and three stand-alone models. We have established referral relationships with equipment lessors that provide equipment lease financing to our customers. Pursuant to the terms of the agreement with General Electric, we have exclusive rights to sell General Electric ultrasound imaging equipment to the veterinary community in North America. The agreement term is five years with an automatic five-year extension.

Digital Radiography Equipment

     We started selling digital radiography equipment in 2004. The equipment is a network of various components that we acquire from third-party manufacturers and developers. A key component is the amorphous silicon flat-panel X-ray detector, which we acquire from Varian Medical Systems pursuant to a distribution agreement entered into in July 2003. We have established referral relationships with equipment lessors that provide equipment lease financing to our customers. Under our agreement with Varian Medical Systems, we have exclusive rights to sell Varian amorphous silicon flat-panel X-ray detectors to the veterinary community in North America. The agreement term is five years with automatic one-year extensions. The agreement is cancelable, for any reason, by either party with 90 days written notice.

Proprietary Software

     We license our proprietary software, VetPACS and TruDR. VetPACS enables the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. Ultrasound equipment is functional without VetPACS, however, without VetPACS, or similar software, there is no digital capability, such as electronic storage or transmission. TruDR allows for the capture of digital X-ray images and transmits those images to a computer containing VetPACS. TruDR, or similar software, is a required component for the digital radiography equipment we distribute to function. TruDR is not applicable to ultrasound equipment sales.

     We support the maintenance and further development of our software with software programmers employed by us as well as third-party consultants.

Third-Party Computer Hardware and Software

     We sell equipment, computer hardware and software that is ancillary to the ultrasound and digital radiography equipment. We purchase those items from a variety of vendors.

Education and Training

     We provide education classes and on-site training for our ultrasound customers and on-site training for digital radiography customers.

Consultation and Mobile Imaging Services

     We consult with veterinarians who solicit our assistance to interpret test results and consult on the diagnosis of illnesses and injuries. We also provide a mobile imaging service for veterinarians who do not have advanced imaging technology in their practice.

Sales and Marketing

     We maintain a direct sales staff of 20 sales agents who market and sell our products and services to veterinary hospitals and universities. Our sales agents receive a base salary and commissions based on sales. We market our products and services through direct mail, advertisements in trade magazines, trade shows and direct sales calls on our intended customers. We maintain 15 service engineers and customer support specialists who provide installation, warranty, repair, training and support services for our products. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts and the sale of parts.

Warranty Obligations

     The equipment, computer hardware and software, which we distribute on behalf of third-party manufacturers, are covered by warranties provided by the manufacturer that transfer to our customers upon purchase. We do not provide any additional warranty. We provide a warranty on our software, VetPACS and TruDR. We also provide warranty coordination support whereby we will assist our customers with the resolution of problems with ultrasound and digital radiography equipment that we sold to them and all related equipment, computer hardware and software.

Systems

Laboratory

     We maintain a nationwide management information system to support our veterinary laboratories. All of our financial, customer records and laboratory results are stored in computer databases. Laboratory technicians and specialists are able to electronically access test results from remote testing sites. Our software gathers data in a data warehouse enabling us to provide expedient faxing of diagnostic laboratory results to our clients. In 2003, we completed the development of software that facilitates the delivery of laboratory results to an Internet website, which we refer to as our on-line resulting system, for access by our clients. The migration of our clients to our on-line resulting system is an ongoing process.

Animal Hospital

     Our animal hospital operations utilize an enterprise-wide management information network. Substantially all of our animal hospitals utilize consistent patient accounting/point-of-sale software and we are able to track performance of hospitals on a per-service, per-veterinarian basis. This system allows us to track performance data on a per-client basis. We are continuing to develop the functionality of the system to provide better service to our clients and to enhance management information and efficiency. The 67 animal hospitals we acquired from NPC on June 1, 2004 have not been integrated into our enterprise-wide management information network.

Competition

     The companion animal healthcare services industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, recommendation of friends, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing multi-regional networks of animal hospitals in markets that include our animal hospitals.

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

     The primary competitive factors in the medical imaging equipment industry are quality, technical capability, breadth of product line, distribution capabilities, price, the ability to offer vendor financing, and the ability to provide quality service and support. There are many companies that manufacture and sell ultrasound and digital radiography equipment.

Government Regulation

     Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. At December 31, 2004, we operated 100 hospitals in 12 states with these laws. In two of these states, we operated a mobile imaging service. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Employees

     At December 31, 2004, we had approximately 6,250 full-time-equivalent employees, including approximately 1,025 licensed veterinarians. At that date, none of our employees were a party to a collective bargaining agreement with the exception of approximately 15 employees who we employ as courier dispatchers and facilities personnel in the State of New York. These employees are subject to a collective bargaining agreement expiring on July 10, 2007, with the Teamsters Local Union 813.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

     We maintain a website with the address www.investor.vcaantech.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish that material to, the Securities and Exchange Commission, which we refer to as the SEC.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. As of March 11, 2005, we maintain leased and owned facilities at 343 other locations that house our animal hospitals, laboratories and medical technology group. We own 73 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the NASDAQ Stock Market’s National Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Stock Market’s National Market for the periods indicated.

	High	Low
Fiscal 2004 by Quarter
Fourth	$23.50	$18.45
Third	$23.02	$18.66
Second	$22.50	$17.33
First	$18.60	$13.53

Fiscal 2003 by Quarter
Fourth	$16.33	$11.78
Third	$12.05	$9.35
Second	$10.45	$7.53
First	$8.35	$6.87

     At March 11, 2005, the closing price of our common stock was $20.15 and there were 134 holders of record of our common stock.

Dividends

     On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

     We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility and the indenture governing our outstanding senior subordinated notes place limitations on our ability to pay cash dividends in respect of our common stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Transactions in Our Equity Securities

     For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K, and neither we, nor our affiliated purchasers have purchased any of our equity securities. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed.

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 have been derived from our audited financial statements, which have been audited by KPMG LLP. The selected financial data presented below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes. Our audited consolidated financial statements as of December 31, 2004 and 2003 and for each year in the three-year period ended December 31, 2004 are included in this annual report on Form 10-K.

     In 2004, we began including depreciation and amortization in direct costs and selling, general and administrative expense. The prior periods presented have been reclassified to conform to the 2004 financial statement presentation.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statements of Operations Data:
Laboratory revenue	$200,441	$178,812	$154,436	$134,711	$119,300
Animal hospital revenue	481,023	376,040	334,041	305,934	269,871
Medical technology revenue (1)	6,090	—	—	—	—
Consulting revenue	—	—	1,500	2,000	925
Intercompany	(13,465)	(10,187)	(9,109)	(7,462)	(6,162)

Total revenue	674,089	544,665	480,868	435,183	383,934
Direct costs (2)	490,558	394,853	350,915	336,165	300,746

Gross profit	183,531	149,812	129,953	99,018	83,188
Selling, general and administrative expense (3)	48,257	38,702	38,597	44,681	29,715
Agreement termination costs	—	—	—	17,552	—
Recapitalization costs	—	—	—	—	34,268
Other non-cash operating items	59	590	(100)	9,079	—

Operating income	135,215	110,520	91,456	27,706	19,205
Interest expense, net	25,492	26,087	39,204	42,918	19,892
Debt retirement costs	880	9,118	12,840	17,218	4,504
Other (income) expense	(338)	(118)	145	168	1,800

Income (loss) before minority interest and provision (benefit) for income taxes	109,181	75,433	39,267	(32,598)	(6,991)
Minority interest in income of subsidiaries	2,558	1,633	1,781	1,439	1,066
Provision (benefit) for income taxes	43,051	30,377	16,646	(6,614)	354
Increase in carrying amount of redeemable preferred stock	—	—	—	19,151	5,391

Net income (loss) available to common stockholders	$63,572	$43,423	$20,840	$(46,574)	$(13,802)

Basic earnings (loss) per common share	$0.78	$0.54	$0.28	$(1.19)	$(0.03)
Diluted earnings (loss) per common share	$0.76	$0.53	$0.28	$(1.19)	$(0.03)
Shares used for computing basic earnings (loss) per common share	81,794	80,480	73,498	39,018	468,110
Shares used for computing diluted earnings (loss) per common share	83,361	81,746	74,182	39,018	468,110

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Other Financial Data:
Gross profit margin	27.2%	27.5%	27.0%	22.8%	21.7%
Laboratory gross profit margin	43.8%	42.4%	41.2%	35.7%	35.4%
Animal hospital gross profit margin	19.4%	19.7%	19.4%	16.0%	14.9%
Medical technology gross profit margin (1)	36.2%	—	—	—	—
Net cash provided by operating activities	$86,359	$76,107	$67,122	$57,104	$60,054
Net cash used in investing activities	$(149,869)	$(47,162)	$(43,594)	$(36,202)	$(47,679)
Net cash provided by (used in) financing activities	$77,237	$(18,170)	$(24,169)	$(24,318)	$(12,476)
Capital expenditures	$23,954	$15,433	$17,912	$13,481	$22,555

Balance Sheet Data (at period end):
Cash and cash equivalents	$30,964	$17,237	$6,462	$7,103	$10,519
Net working capital (4)	$9,093	$8,605	$6,526	$(2,574)	$5,289
Total assets	$742,100	$554,803	$507,428	$468,521	$483,070
Total debt	$396,889	$317,469	$381,557	$384,332	$362,749
Total redeemable preferred stock	$—	$—	$—	$—	$154,622
Total stockholders’ equity (deficit)	$232,759	$161,923	$63,086	$39,764	$(81,310)

(1)	On October 1, 2004, we acquired STI, a supplier of ultrasound and digital radiography equipment to the veterinary industry.

(2)	Direct costs include non-cash compensation charges of $1.4 million and $103,000 during the years ended December 31, 2001 and 2000, respectively. These charges were not incurred during the other periods presented. Direct costs also include goodwill amortization of $9.2 million and $8.3 million for the years ended December 31, 2001 and 2000, respectively. In accordance with Statements of Financial Accounting Standards, SFAS, No. 142, Goodwill and Other Intangible Assets, there was no goodwill amortization recorded after December 31, 2001.

(3)	Selling, general and administrative expense includes non-cash compensation charges of $6.2 million and $452,000 during the years ended December 31, 2001 and 2000, respectively. These charges were not incurred during the other periods presented. Selling, general and administrative expense also includes the amortization of executive non-competition agreements of $4.8 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. These agreements were terminated in 2001.

(4)	Net working capital is defined as current assets, excluding cash and cash equivalents and restricted cash, less current liabilities, excluding current portion of long-term obligations.

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

     The forward-looking information set forth in this annual report on Form 10-K is as of March 11, 2005, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after March 11, 2005 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors.”

Overview

     We are a leading animal healthcare services company and operate the largest networks of veterinary diagnostic laboratories and freestanding, full-service animal hospitals in the United States. We also sell ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services to the veterinary market.

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

     At December 31, 2004, our laboratory network consisted of 27 laboratories serving all 50 states and our animal hospital network consisted of 315 animal hospitals in 36 states.

Significant Acquisitions

Sound Technologies, Inc.

     On October 1, 2004, we acquired STI, which is a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry. As of December 31, 2004, we had not finalized the purchase price accounting for this transaction as we are still in the process of integrating STI into our operations. As part of integrating STI into our operations, we may incur additional legal and accounting fees and employee severance costs. In addition, pursuant to the terms of the purchase agreement, we are obligated to pay an additional $3.5 million if certain performance targets are achieved. Costs incurred in integrating STI and the payment of the $3.5 million obligation will result in additions to the total purchase price of the transaction.

     The total consideration, excluding the potential integration costs and the $3.5 million obligation described above, as of December 31, 2004 was $29.3 million, consisting of $22.4 million in cash paid to holders of STI stock; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $300,000 paid for professional and other outside services.

National PetCare Centers, Inc.

     On June 1, 2004, we acquired NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

     We have finalized the purchase price accounting for this transaction except for our plan to close or sell certain NPC animal hospitals that do not meet our operating model. The costs to close or sell these animal hospitals, which will consist primarily of lease termination costs and employee severance, will result in additions to the purchase price.

     The total consideration, excluding the cost to close or sell certain NPC animal hospitals as described above, as of December 31, 2004 was $90.6 million, consisting of $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $12.4 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $1.9 million paid for professional and other outside services; and $3.1 million paid as part of our plan to close certain facilities and terminate certain employees.

     In addition, we incurred costs of approximately $1.4 million primarily to operate NPC’s corporate office, which was closed in September 2004. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Growth in Facilities

     The following table summarizes our growth in facilities for Laboratories and Animal Hospitals for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Laboratories:
Beginning of period	23	19	16
Acquisitions and new facilities	—	7	4
New facilities	4	—	—
Relocated into other labs operated by us	—	(3)	(1)

End of period	27	23	19

Animal hospitals:
Beginning of period	241	229	214
Acquisitions	85	21	25
New facilities	1	—	—
Relocated into hospitals operated by us	(6)	(6)	(9)
Sold or closed	(6)	(3)	(1)

End of period	315	241	229

     Our medical technology business operates out of a main office with field sales and support personnel throughout the country.

Common Stock Activity

     In February 2003, we completed an offering of our common stock. As a result of this offering we issued 7,600,000 shares of common stock and received net proceeds of $54.3 million. We applied the net proceeds from this offering primarily to repay the entire remaining principal amount of our 15.5% senior notes.

     On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

Significant Accounting Policies

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see Footnote 2., Summary of Significant Accounting Policies in our consolidated financial statements of this annual report on Form 10-K.

Revenue

Laboratory and Animal Hospital Revenue

     We recognize laboratory and animal hospital revenue only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

     Approximately 7% of laboratory revenue for the year ended December 31, 2004 was intercompany revenue that was generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of the business segments, all intercompany revenue is accounted for as if the transaction was with an independent third-party at current market prices. For financial reporting purposes, intercompany revenue is eliminated as part of our consolidation.

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

Medical Technology Revenue

     Substantially all of our revenue is derived from the sale of ultrasound imaging equipment and digital radiography equipment; however, we also derive additional revenue from: (i) licensing our software; (ii) providing technical support and product updates related to the equipment we sell and our software, otherwise known as maintenance; and (iii) providing professional services related to the equipment we sell and our software, including installations, on-site training and education services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of one or more of the following elements: (i) ultrasound imaging equipment; (ii) digital radiography equipment; (iii) software products; (iv) computer hardware; (v) maintenance; and (vi) professional services.

     While the accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin, SAB, No. 104, Revenue Recognition, as amended, and the sale of software licenses and related items is governed by Statement of Position, SOP, No. 97-2, Software Revenue Recognition, as amended, we exercise judgment and use estimates in connection with the determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period.

     We sell our ultrasound imaging equipment with and without related computer hardware and software. We account for the sale of ultrasound imaging equipment on a stand-alone basis under requirements of SAB No. 104. We account for the sale of ultrasound imaging equipment with related computer hardware and software by bifurcating the transaction and accounting for the ultrasound imaging equipment under SAB No. 104 and the computer hardware and software under SOP No. 97-2. The consensus reached by Emerging Issues Task Force, EITF, No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, requires that arrangements that include software that is more than incidental to the products or services as a whole are to be accounted for under SOP 97-2. We have concluded that our software is incidental to the ultrasound imaging equipment because that equipment is manufactured as an out-of-the-box solution and many of our customers purchase it as such. We have also concluded that the software is more than incidental to the computer hardware we sell and therefore account for that portion of the sale under SOP 97-2.

     We sell our digital radiography equipment with related computer hardware and software. The digital radiography equipment requires the computer hardware and software to function. As a result, we account for the digital radiography sales under SOP 97-2.

     Under the residual method prescribed by SOP 97-2, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e. maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e. the equipment, computer hardware or the software product). Each transaction requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.

     We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. We are recognizing the revenue on the computer hardware and software we sell with our ultrasound and digital radiography equipment over the period we are providing maintenance, ranging from one to four years. We are recognizing the revenue for the sale of the digital radiography equipment over that same period because the software and computer hardware we sell with this equipment is essential to its functionality. We recognize the revenue on the sale of ultrasound imaging equipment upon delivery.

     In determining whether or not to recognize revenue, we evaluate each of these criteria:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery: We consider delivery to have occurred when the ultrasound imaging equipment is delivered and the digital radiography equipment is installed. We recognize revenue for professional services when that service is provided or on a straight-line basis over the service contract term, based on the nature of the service or the terms of the contract.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history. We only consider fees to be fixed or determinable if they are not subject to refund or adjustment.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

     Our software is ready to use by the customer upon receipt, and there is no significant customization of the underlying software code required to meet the individual needs of customers. We provide warranties for our software guaranteeing its performance for a defined period of time. Historically, the costs to satisfy these warranties have been nominal and we expect this to be the case in the future. Accordingly, we expense these costs as incurred.

Administrative and Support Revenue

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

Valuation of Goodwill

     Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2004 was $499.1 million, consisting of $93.7 million for our laboratory segment, $386.2 million for our animal hospital segment and $19.2 million for our medical technology segment.

     Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, which equate to our laboratory, animal hospital and medical technology operating segments, to their respective net book value. At December 31, 2004 and 2003, the estimated fair market value of each of our operating segments exceeded their respective net book value, resulting in a conclusion that our goodwill was fairly stated. An independent valuation expert estimated the fair market value based on standard valuation techniques.

Income Taxes

     We account for income taxes under SFAS No. 109, Accounting for Income Taxes. In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.

      We make judgments in assessing our ability to realize future benefits from our deferred tax assets. As such, we record a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. At December 31, 2004 and 2003, we used valuation allowances to offset net operating loss carryforwards and investment related expenditures where the realization of this deduction is uncertain.

      We have also recorded as other liabilities in our consolidated balance sheets a liability for any differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities. Such liability relates to losses that to our best judgment are probable. Changes in facts and circumstances may cause us to: (1) lower our estimates or determine that payments are no longer probable resulting in a reduction of our future tax provision; or (2) increase our estimates resulting in an increase in our future tax provision. In addition, there are certain tax contingencies that represent a possible future payment but not a probable one. While we have not recognized a liability for these possible future payments, they may result in future cash payments and increase our tax provision.

Results of Operations

     The following table sets forth components of our income statements expressed as a percentage of revenue:

	2004	2003	2002
Revenue:
Laboratory	29.7%	32.8%	32.1%
Animal hospital	71.4	69.0	69.5
Medical technology	0.9	—	—
Other	—	—	0.3
Intercompany	(2.0)	(1.8)	(1.9)

Total revenue	100.0	100.0	100.0
Direct costs	72.8	72.5	73.0

Gross profit	27.2	27.5	27.0
Selling, general and administrative expense	7.1	7.1	8.0
Write-down and loss (gain) on sale of assets	—	0.1	—

Operating income	20.1	20.3	19.0
Interest expense, net	3.8	4.8	8.2
Debt retirement costs	0.1	1.7	2.7
Minority interest in income of subsidiaries	0.4	0.2	0.3
Provision for income taxes	6.4	5.6	3.5

Net income	9.4%	8.0%	4.3%

     The following table is a summary of the components of operating income (loss) and operating margin by segment (in thousands, except percentages):

					Inter-
		Animal	Medical		Company
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
2004
Revenue	$200,441	$481,023	$6,090	$—	$(13,465)	$674,089
Direct costs	112,661	387,477	3,885	—	(13,465)	490,558

Gross profit	87,780	93,546	2,205	—	—	183,531
Selling, general and administrative expense	12,660	12,761	1,842	20,994	—	48,257
Loss on sale of assets	1	58	—	—	—	59

Operating income (loss)	$75,119	$80,727	$363	$(20,994)	$—	$135,215

Operating margin	37.5%	16.8%	6.0%	(3.1)%		20.1%

2003
Revenue	$178,812	$376,040	$—	$—	$(10,187)	$544,665
Direct costs	103,026	302,014	—	—	(10,187)	394,853

Gross profit	75,786	74,026	—	—	—	149,812
Selling, general and administrative expense	11,431	10,329	—	16,942	—	38,702
Write-down and loss on sale of assets	151	319	—	120	—	590

Operating income (loss)	$64,204	$63,378	$—	$(17,062)	$—	$110,520

Operating margin	35.9%	16.9%	—	(3.1)%		20.3%

2002
Revenue	$154,436	$334,041	$—	$1,500	$(9,109)	$480,868
Direct costs	90,808	269,216	—	—	(9,109)	350,915

Gross profit	63,628	64,825	—	1,500	—	129,953
Selling, general and administrative expense	10,307	9,823	—	18,467	—	38,597
Loss (gain) on sale of assets	27	(11)	—	(116)	—	(100)

Operating income (loss)	$53,294	$55,013	$—	$(16,851)	$—	$91,456

Operating margin	34.5%	16.5%	—	(3.5)%		19.0%

Revenue

     The following table summarizes our revenue (in thousands, except percentages):

				% Change
	2004	2003	2002	2004	2003
Laboratory	$200,441	$178,812	$154,436	12.1%	15.8%
Animal hospital	481,023	376,040	334,041	27.9%	12.6%
Medical technology	6,090	—	—
Other	—	—	1,500
Intercompany	(13,465)	(10,187)	(9,109)

Total revenue	$674,089	$544,665	$480,868	23.8%	13.3%

Laboratory Revenue

     Laboratory revenue increased $21.6 million in 2004 as compared to 2003, which increased $24.4 million as compared to 2002. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2004 Comparative Analysis			2003 Comparative Analysis
Laboratory Revenue:	2004	2003	% Change	2003	2002	% Change
Internal growth:
Number of requisitions (2)	8,430	8,009	5.3%	7,732	7,309	5.8%
Average revenue per requisition (1)	$23.28	$22.33	4.3%	$22.36	$21.13	5.8%

Total internal revenue (2)	$196,249	$178,812	9.8%	$172,878	$154,436	11.9%
Billing day adjustment (3)	606	—		—	—
Acquired revenue	3,586	—		5,934	—

Total	$200,441	$178,812	12.1%	$178,812	$154,436	15.8%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude operating results for the newly acquired laboratories that we did not own for the comparable prior year period and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(3)	There was one additional billing day in 2004 as compared to 2003.

     The increases in requisitions from internal growth in 2004 and 2003 are the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by ourselves, pharmaceutical companies and other service providers in the industry. In addition, we continue to see the impact from the recent migration of diagnostic testing from the human healthcare industry and the advent of medicine in the veterinary industry that requires diagnostic assessment and monitoring.

     The increases in the average revenue per requisition in 2004 and 2003 are attributable to price increases and changes in the mix of tests performed per requisition. The prices of most tests were increased 2% to 4% in February 2004 and 3% to 5% in February 2003.

     As the result of our laboratory acquisitions subsequent to January 1, 2003, we generated an additional $3.6 million of revenue (referred to in the above table as “acquired revenue”) in 2004 as compared to 2003. As the result of our laboratory acquisitions subsequent to January 1, 2002, we generated an additional $5.9 million of revenue (referred to in the above table as “acquired revenue”) in 2003 as compared to 2002.

Animal Hospital Revenue

     Animal hospital revenue increased $105.0 million in 2004 as compared to 2003, which increased $42.0 million as compared to 2002. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2004 Comparative Analysis			2003 Comparative Analysis
			%			%
Animal Hospital Revenue:	2004	2003	Change	2003	2002	Change
Same-store facility:
Orders (2)	3,397	3,424	(0.8)%	3,172	3,221	(1.5)%
Average revenue per order (1)	$110.74	$104.74	5.7%	$105.91	$100.63	5.2%

Same-store revenue (2)	$376,248	$358,631	4.9%	$335,951	$324,137	3.6%
Business day adjustment (3)	2,421	—		—	—
Net acquired revenue	102,354	17,409		40,089	9,904

Total	$481,023	$376,040	27.9%	$376,040	$334,041	12.6%

(1)	Computed by dividing same-store revenue by same-store orders.

(2)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own for the entire period presented and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

(3)	The 2004 business day adjustment reflects the impact of two additional business days in 2004 as compared to 2003.

     Over the last few years, certain pet-related products, including medication prescriptions, traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Orders for these pet-related products and vaccinations generally generate revenue that is less than the average revenue for other orders. In addition, our business strategy has placed greater emphasis on high-quality veterinary care and wellness programs, which typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.

     Price increases also contributed to the increase in the average revenue per order, which approximated 2.5% to 5% on services at most hospitals in both February 2004 and 2003. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

     Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparative period, which was January 1, 2003 for the 2004 comparative analysis and January 1, 2002 for the 2003 comparative analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and disposals during the periods compared.

Medical Technology Revenue

     The components of revenue for our medical technology segment for the quarter ended December 31, 2004 are summarized in the following table (in thousands):

Medical Technology Revenue:
Ultrasound imaging equipment	$4,740
Digital radiography equipment	193
Education and installation services	276
Consulting and mobile imaging services	881

Total revenue	$6,090

     We acquired our medical technology business on October 1, 2004 and consequently do not have comparative operating results for prior periods. At December 31, 2004, we had not fully integrated our medical technology division into our operations. As we complete the integration of this business we may make changes to its operations and the terms on which we distribute the equipment, software and services that we offer. As a result of our integration plan and the seasonality of the medical technology industry, results for 2004 may not be indicative of results experienced in future periods.

Other Revenue

     Other revenue consists of fees earned from a marketing consulting agreement with Heinz Pet Products, which expired in September 2002. We recognized revenue of $1.5 million in 2002.

Gross Profit

     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	2004		2003		2002		% Change
		Gross		Gross		Gross
		Profit		Profit		Profit
	$	Margin	$	Margin	$	Margin	2004	2003
Laboratory	$87,780	43.8%	$75,786	42.4%	$63,628	41.2%	15.8%	19.1%
Animal hospital	93,546	19.4%	74,026	19.7%	64,825	19.4%	26.4%	14.2%
Medical technology	2,205	36.2%	—		—
Other	—		—		1,500

Total gross profit	$183,531	27.2%	$149,812	27.5%	$129,953	27.0%	22.5%	15.3%

Laboratory Gross Profit

     Laboratory gross profit is calculated as laboratory revenue less laboratory direct costs. Laboratory direct costs are comprised of all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, facilities rent, occupancy costs, depreciation and amortization, and supply costs.

     The increase in laboratory gross profit margin in 2004 and 2003 was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

Animal Hospital Gross Profit

     Animal hospital gross profit is calculated as animal hospital revenue less animal hospital direct costs. Animal hospital direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies.

     Since January 1, 2004, we have had significant growth in our animal hospital division as a result of the acquisition of 85 hospitals, 67 of which were acquired in the NPC merger on June 1, 2004. Our animal hospital gross profit margin decreased slightly in 2004 as compared to 2003 primarily as a result of the impact of the relatively large number of hospitals we recently acquired. As expected, the hospitals we recently acquired, as a group, had a gross profit margin lower than those animal hospitals that we have operated for a period of time sufficient to allow us to fully achieve operating efficiencies.

Medical Technology Gross Profit

     Medical technology gross profit is calculated as medical technology revenue less medical technology direct costs. Medical technology direct costs are comprised of all products and services costs, including, but not limited to, all costs of equipment, related products and services, salaries of technicians, support personnel, trainers, diagnostic specialists and other non-administrative personnel, facilites rent, occupancy costs, depreciation and amortization and supply costs.

     We acquired our medical technology division on October 1, 2004 and consequently do not have comparative operating results for prior periods. At December 31, 2004, we had not fully integrated our medical technology division into our operations. As we complete the integration of this division we may make changes to operations and the terms on which we distribute the equipment, software and services that we offer. Consequently, our gross profit margins in 2004 may not be indicative of results experienced in future periods.

Other Gross Profit

     Other gross profit consists of fees earned from a marketing consulting agreement with Heinz Pet Products, which expired in September 2002. We recognized gross profit of $1.5 million in 2002.

Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	2004		2003		2002		% Change
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2004	2003
Laboratory	$12,660	6.3%	$11,431	6.4%	$10,307	6.7%	10.8%	10.9%
Animal hospital	12,761	2.7%	10,329	2.7%	9,823	2.9%	23.5%	5.2%
Medical technology	1,842	30.2%	—		—

Corporate	20,994	3.1%	16,942	3.1%	18,467	3.8%	23.9%	(8.3)%

Total SG&A	$48,257	7.2%	$38,702	7.1%	$38,597	8.0%	24.7%	0.3%

Laboratory SG&A

     Laboratory SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense.

     The decreases in laboratory SG&A as a percentage of laboratory revenue was primarily attributable to an increase in laboratory revenue combined with operating leverage associated with our laboratory business. The decrease in laboratory SG&A as a percentage of laboratory revenue in 2003 as compared to 2002 was also attributable to a decrease in legal costs.

Animal Hospital SG&A

     Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.

     The decrease in animal hospital SG&A as a percentage of animal hospital revenue in 2003 as compared to 2002 was primarily attributable to an increase in animal hospital revenue combined with operating leverage associated with our animal hospital business.

Medical Technology SG&A

     Medical technology SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense, and research and development costs.

     We acquired our medical technology division on October 1, 2004 and consequently do not have comparative operating results for prior periods. At December 31, 2004, we had not fully integrated our medical technology division into our operations. As we complete the integration of this division we may make changes to operations and the terms on which we distribute the equipment, software and services that we offer. Consequently, results for 2004 (including selling, general and administrative expense as a percentage of revenue) for the medical technology division may not be indicative of results experienced in future periods.

Corporate SG&A

     Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense and occupancy costs as well as corporate depreciation.

     In 2002, we recorded a litigation settlement of $2.0 million. In 2004, we resolved the outstanding claim with our insurance company related to this settlement and received partial reimbursement of $1.9 million for the litigation settlement charge and related legal fees. Also in 2004, we incurred integration costs of $1.4 million in connection with the NPC merger. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the litigation settlement, partial reimbursement and integration costs related to the NPC merger (in thousands, except percentages):

	2004		2003		2002
		% of		% of		% of
Corporate SG&A:	$	Revenue	$	Revenue	$	Revenue
As reported	$20,994	3.1%	$16,942	3.1%	$18,467	3.8%
Impact of certain items:
Litigation settlement (charge) reimbursement	1,124		—		(1,950)
Legal fees reimbursement	801		—		—
Integration costs	(1,395)		—		—

Corporate SG&A excluding the impact of certain items	$21,524	3.2%	$16,942	3.1%	$16,517	3.4%

     Corporate SG&A, excluding the impact of certain items, as a percentage of total revenue for 2004 as compared to 2003 increased primarily as a result of costs incurred for internal controls compliance activities pertaining to Section 404 of the Sarbanes-Oxley Act.

Write-Down of Assets

     In 2003, we determined that the value of one of our parcels of real estate was impaired and recorded an impairment charge of $392,000.

Loss (Gain) on Sale of Assets

     In 2004 and 2003, we sold certain assets for a loss of $59,000 and $198,000, respectively. In 2002, we sold certain assets for a gain of $100,000.

Interest Expense, Net

     The following table summarizes our interest expense, net of interest income (in thousands):

	2004	2003	2002
Interest expense:
Revolving credit facility	$—	$27	$4
Senior term notes	7,421	6,709	7,940
13.5% senior subordinated notes	—	—	1,648
9.875% senior subordinated notes	16,788	16,788	16,788
15.5% senior notes	—	522	8,765
Interest rate hedging agreements	398	515	2,276
Amortization of deferred financing costs and debt discount	747	835	1,518
Secured and unsecured seller notes	217	142	152
Capital leases and other	652	936	645

	26,223	26,474	39,736
Interest income	731	387	532

Total interest expense, net of interest income	$25,492	$26,087	$39,204

     The changes in interest expense were primarily attributable to our debt refinancing transactions, which we discuss below in the Liquidity and Capital Resources section, and changes in LIBOR.

Debt Retirement Costs

     In connection with multiple debt refinancing transactions and voluntary debt repayments, we incurred debt retirement costs of $880,000, $9.1 million and $12.8 million in 2004, 2003 and 2002, respectively. These transactions are discussed below in the Liquidity and Capital Resources section.

Other (Income) Expense

     Other (income) expense relates to non-cash gains or losses pertaining to the changes in the time value of our interest rate swap agreements and our interest rate collar agreement.

Minority Interest in Income of Subsidiaries

     Minority interest in income of subsidiaries represents our partners’ proportionate shares of net income generated by those subsidiaries that we do not wholly own.

Provision for Income Taxes

     Our effective tax rate was 40.4%, 41.2% and 44.4% for 2004, 2003 and 2002, respectively. The effective tax rate for 2004 is slightly lower than our statutory rate primarily due to: (i) a tax credit recorded in the fourth quarter as a result of reducing our effective state income tax rate and (ii) a litigation settlement reimbursement in the amount of $1.1 million, which we discuss above in the Corporate SG&A section, which had no related tax expense. The effective tax rate for 2003 approximates the statutory rate. The effective tax rate for 2002 reflects the non-deductibility of the amortization of a portion of intangible assets, a litigation settlement charge and certain other items.

Inflation

     Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with Zoasis Corporation

     We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, an Internet based business that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis and a separate officer sold his entire 1% interest in Zoasis prior to December 31, 2004 for less than $15,000. The expense incurred was $946,000, $993,000 and $850,000 for 2004, 2003 and 2002, respectively. The pricing of these services is comparable to prices paid by us to independent third parties for similar services.

Liquidity and Capital Resources

     The following table summarizes our cash flows (in thousands):

	2004	2003	2002
Cash provided by (used in):
Operating activities	$86,359	$76,107	$67,122
Investing activities	(149,869)	(47,162)	(43,594)
Financing activities	77,237	(18,170)	(24,169)

Increase (decrease) in cash and cash equivalents	13,727	10,775	(641)
Cash and cash equivalents at beginning of year	17,237	6,462	7,103

Cash and cash equivalents at end of year	$30,964	$17,237	$6,462

Operating Activities

     Net cash provided by operating activities increased $10.2 million in 2004 primarily due to improved operating performance and acquisitions. These factors were partially offset by an increase in taxes paid of $13.2 million and a use of working capital of $4.0 million. Net cash provided by operating activities increased $9.0 million in 2003 primarily due to improved operating performance, acquisitions, a decrease in interest paid of $5.1 million, and the termination of a management services agreement with Leonard Green & Partners, L.P. in 2001, which, including payments for management services received, approximated $10.3 million paid in 2001. The factors causing an increase in 2003 were partially offset by an increase in taxes paid of $12.4 million and a use of working capital of $2.5 million.

     On a prospective basis, we anticipate cash flow from operating activities to continue growing in line with increases in operating income resulting from improved operating performance and acquisitions. However, we also anticipate that operating cash flow may be negatively impacted by an increase in cash paid for interest as a result of interest rates rising. Interest rates have been at historical lows and are projected to increase over the next several years. Significant increases in interest rates may materially impact our operating cash flows because of the variable rate nature of our senior credit facility.

Investing Activities

     Net cash used in investing activities primarily consisted of cash used for the acquisition of animal hospitals, including the NPC merger, and laboratories and expenditures for property, plant and equipment. In addition, we acquired STI on October 1, 2004. The NPC merger and STI are discussed above in the Significant Acquisitions section.

     Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $25.0 million to $30.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For example, in 2004 we acquired 85 animal hospitals, 67 of which were part of a chain operated by NPC, which we acquired in June of 2004. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. In 2005, we also intend to spend approximately $25.0 million for property and equipment.

Financing Activities

     In December 2004, we amended and restated our senior credit facility to replace the existing senior term E notes in the principal amount of $223.9 million with an interest rate margin of 2.25% with new senior term F notes in the same principal amount with an interest rate margin of 1.75%. In connection with this transaction, we paid certain financing costs.

     In June 2004, we amended and restated our senior credit facility to replace the existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the NPC merger, which we discuss above in the Significant Acquisitions section. In connection with this transaction, we paid certain financing costs.

     In August 2003, we refinanced our senior credit facility to replace the existing senior term C notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term D notes in the principal amount of $146.4 million with an interest rate margin of 2.50%. In connection with this transaction, we paid certain financing costs.

     In February 2003, we sold 7.6 million shares of our common stock. Approximately $42.7 million of the $54.3 million in net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest. In connection with this transaction, we paid certain financing costs.

     In October 2002, we redeemed $15.0 million, the entire principal amount, of our 13.5% senior subordinated notes due 2010 at a redemption price of 110% and $30.0 million in principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% with cash on-hand and $25.0 million in additional borrowings under our senior term C notes. In connection with this transaction, we paid certain financing costs.

     In August 2002, we refinanced our senior credit facility to replace the existing senior term A and senior term B notes in the principal amount of $143.1 million with a weighted average interest rate margin of 3.63% with new senior term C notes in the same principal amount with an interest rate margin of 3.00%. In connection with this transaction, we paid certain financing costs.

     Borrowings and repayments under our revolving credit facility are the result of normal working capital shifts created by the seasonality of our business and the timing of acquisition activity. At the end of 2002 we borrowed $7.5 million, and in early 2003 we repaid the full amount. At December 31, 2004, we had no borrowings under our revolving credit facility.

Future Contractual Cash Requirements

     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt(1)	$396,471	$5,851	$29,229	$109,056	$81,713	$170,086	$536
Capital lease obligations	418	192	135	64	27	—	—
Operating leases	370,406	22,964	22,811	22,705	22,433	22,135	257,358
Fixed cash interest expense	85,511	17,403	17,251	16,913	17,049	16,840	55
Variable cash interest expense (2)	35,566	10,979	12,521	9,321	2,745	—	—
Swap agreements (2)	(206)	(206)	—	—	—	—	—
Purchase obligations	14,733	10,010	4,008	330	330	55	—
Other long-term liabilities	40,513	—	—	—	—	—	40,513

	$943,412	$67,193	$85,955	$158,389	$124,297	$209,116	$298,462

(1)	Pursuant to the terms of our senior credit facility, we determined that our cash and cash equivalents at December 31, 2004 exceeded the defined amount by approximately $2.5 million. This amount will be paid in April 2005 and is reflected in the above table.
(2)	We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable rate component plus a fixed 1.75%. Including the fixed 1.75%, we estimate that the interest rate on our variable rate debt will be 3.23%, 4.00%, 4.50% and 5.00% for years 2005 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. See Footnote 5., Long-Term Obligations, in our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K for a more detailed discussion of these variable-rate notes.

     The table above excludes certain contractual arrangements whereby additional cash may be paid to former owners of acquired companies, including STI, upon attainment of specified performance targets. We may be required to pay up to $4.6 million in future periods if these performance targets are achieved.

     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our contractual obligations and other cash needs for operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.

Debt Covenants

     Our senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. In particular, the covenants limit our acquisition spending, without a waiver, to $50.0 million per year plus up to $5.0 million of any unused amount from the previous year. As of December 31, 2004, we were in compliance with these covenants. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At December 31, 2004, we had a fixed charge coverage ratio of 1.47 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

Interest Rate Hedging Agreements

     We entered into certain no-fee swap agreements whereby we pay to counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London interbank offer rates, LIBOR, and the same set notional principal amounts. A summary of these agreements is as follows:

Swap Agreements
Fixed interest rate	1.72%	1.51%
Notional amount	$20.0 million	$20.0 million
Effective date	5/30/2003	5/30/2003
Expiration date	5/31/2005	5/31/2005
Counterparties	Wells Fargo Bank	Goldman Sachs

     We entered into these swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable rate debt under our senior credit facility to fixed rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional amount of the swap agreements and the fixed rate conversion period is equal to the terms of the contract. The impact of these swap agreements has been factored into our future contractual cash requirements table above.

     In the future, we may enter into additional interest rate strategies to take advantage of favorable current rate environments. We have not yet determined what those strategies will be or their possible impact.

Description of Indebtedness

Senior Credit Facility

     At December 31, 2004, we had $223.3 million principal amount outstanding under our senior term F notes and no borrowings outstanding under our revolving credit facility.

     We pay interest on our senior term F notes and our revolving credit facility based on the interest rate offered to our administrative agent on the London interbank market, or LIBOR, plus an applicable margin. For our senior term F notes, that margin is 1.75% per annum and for our revolving credit facility that margin ranges from 2.00% to 3.25% per annum.

     The senior term F notes mature in September 2008 and the revolving credit facility matures in September 2006.

9.875% Senior Subordinated Notes

     On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At December 31, 2004, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the senior credit facility and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

     Beginning December 1, 2005, we can redeem all of our 9.875% senior subordinated notes at 104.9% of the principal amount. Pursuant to the terms of the indenture agreement, the redemption price decreases to 103.3% on December 1, 2006, 101.6% on December 1, 2007 and 100.0% on December 1, 2008.

Other Debt

     At December 31, 2004, we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $3.6 million.

New Accounting Pronouncements

Share-Based Compensation

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including stock options, to be recognized as stock-based compensation expense in our financial statements based on their fair values, beginning in the third quarter of 2005.

     SFAS No. 123R requires that we determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for stock-based compensation expense and the transition method to be used at the date of adoption. We have the option of adopting SFAS No. 123R prospectively or retroactively. The prospective method requires us to begin recognizing compensation expense for all unvested stock options and other equity instruments in the third quarter of 2005. The retroactive method is the same as the prospective method but also permits us to restate our financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

     SFAS No. 123R also requires that we record the benefits associated with the tax deductions in excess of recognized stock-based compensation expense as cash flows from financing activities rather than as cash flows from operating activities. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We are unable to estimate this amount in future periods, however, the amount of operating cash flows recognized in prior periods for those excess tax deductions was $4.2 million, $901,000 and $72,000 in 2004, 2003 and 2002, respectively.

     We do not expect SFAS No. 123R to have a significant impact on our consolidated financial statements or the way we conduct our operations.

     See Footnote 2.u., Accounting for Stock-Based Compensation, and Footnote 8., Stock-Based Compensation Plans, in our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K for more information about our stock-based compensation plans.

Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, effective for fiscal years beginning after June 15, 2005, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS No. 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on normal production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS No. 151 is effective for our company on January 1, 2006 and we do not expect it to have a material impact on our consolidated financial statements or the way we conduct our operations.

Accounting for Preexisting Relationships between the Parties to a Business Combination

     In October 2004, the FASB ratified the Emerging Issues Task Force’s, or EITF’s, consensus on Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. This consensus will require parties in a business combination that had a preexisting relationship to evaluate whether or not the acquisition resulted in the settlement of an existing contract, thus requiring accounting treatment separate from the business combination.

     The consensus of EITF No. 04-1 must be applied as appropriate for our company beginning on January 1, 2005. We generally do not have preexisting contracts with the parties we acquire, and therefore, we do not expect that the application of EITF No. 04-1 will have a material impact on our consolidated financial statements or the way we conduct our operations.

Quarterly Results

     The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2003 and ending December 31, 2004 (in thousands):

	2004 Quarter Ended				2003 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue	$176,440	$183,352	$169,947	$144,350	$132,441	$143,884	$142,761	$125,579
Gross profit	$44,186	$49,781	$50,004	$39,560	$33,002	$41,036	$42,756	$33,018
Operating income (1)	$29,427	$36,756	$38,235	$30,797	$22,538	$31,241	$33,194	$23,547
Net income (1)(2)	$13,317	$17,344	$18,167	$14,744	$9,401	$13,489	$15,350	$5,183

Basic earnings per common share (3)	$0.16	$0.21	$0.22	$0.18	$0.12	$0.17	$0.19	$0.07
Diluted earnings per common share (3)	$0.16	$0.21	$0.22	$0.18	$0.11	$0.16	$0.19	$0.07

(1)	Includes an insurance reimbursement of $1.9 million for the quarter ended March 31, 2004.

(2)	Includes after-tax debt retirement costs of $41,000, $478,000, $1.0 million and $4.4 million for the quarters ended December 31, 2004, June 30, 2004, September 30, 2003 and March 31, 2003, respectively.

(3)	On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All per share information included in the above table for quarters prior to September 30, 2004 have been restated to reflect the effect of the stock dividend.

     Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our revenue historically has been greater in the second and third quarters than in the first and fourth quarters.

     The demand for our veterinary services is significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks and the number of daylight hours. A substantial portion of our costs are fixed and do not vary with the level of demand. Consequently, our operating income and operating margins generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

Forward-Looking Statements

     This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding the future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the difficulty of managing our growth and integrating our new acquisitions and other risks that are described from time to time in our SEC reports, including but not limited to the items discussed below under the caption, “Risk Factors.”

Risk Factors

     Because of the factors set forth below, and the other cautionary language contained above and in other sections of this annual report, investors in our common stock should not assume that the forward-looking statements contained in this annual report will prove to be a reliable indicator of future performance, and investors should not use these forward-looking statements to anticipate results or trends in future periods.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our margins and profitability may decline.

     Our success depends in part on our ability to build on our position as a leading animal healthcare services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. For example, the animal hospitals we acquired as part of the acquisition of NPC have not achieved the same gross profit margin as our animal hospitals that existed at the time we acquired NPC. In addition, our medical technology division, acquired in October 2004, operates at significantly lower operating margins than either our laboratory or animal hospital divisions. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 9.8% and 14.1% for each fiscal year from 2002 through 2004. Similarly, our animal hospital same-store revenue growth rate has fluctuated between 3.6% and 4.9% over the same fiscal years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Investors should not assume that our historical growth rates and margins are reliable indicators of results in future periods.

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

     Significantly more than a majority of our expense in 2004, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2004, we acquired 85 animal hospitals, 67 in a single acquisition of NPC, and a new medical technology division, a new business segment for us. We expect to continue our acquisition program in all segments of our business. If we acquire additional animal hospital chains in future periods, we will likely acquire a number of animal hospitals in that fiscal year significantly greater than the 20 to 25 animal hospitals that has been our goal in recent years. In addition, we may acquire animal hospitals or laboratories in geographic territories where we do not have existing operations. Further, we may consider acquisitions of related businesses, such as the medical technology division we acquired in 2004, in future periods. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. Further, the expansion into new territories and new business segments result in risks to successful integration of the acquired businesses that are new to our operations. As a consequence, our field management may spend a predominant amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues. We also may experience delays in converting the systems of acquired businesses into our systems, which could result in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.

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

We face numerous risks associated with our acquisition of our medical technology division.

     In October 2004 we acquired STI, which we now operate as our medical technology division. This acquisition poses numerous risks, in addition to the risks discussed in the immediately preceding paragraphs. STI distributes medical imaging equipment and related software and services. Our existing management has no experience in this industry and consequently may not be as effective in managing and overseeing these operations as in the case of business segments where they have significant operating experience. Advanced medical imaging equipment has not been widely adopted in the veterinary market and no clear market leader has emerged. As advanced medical imaging equipment becomes more common in the veterinary industry and generates more significant aggregate revenues, the competition may increase, along with greater price pressures and demands for research and development and market differentiation. Our medical technology division does not manufacture the principal products it distributes and is dependent upon distribution agreements with the manufacturers of the equipment for its future business. If these distribution agreements terminate and are not renewed, or if the manufacturers breach their covenants under these agreements, or the equipment manufactured by these manufacturers becomes less competitive, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. STI was a relatively young company at the time of our acquisition and lacked the financial and operating infrastructure and controls which we have in our other operations. As part of the integration of STI into our operations, we will be required to expand its financial and operating infrastructure and strengthen its control environment to meet the standards that prevail in the remainder of our operations. The failure to timely integrate this operation and achieve these objectives could result in an adverse impact on our revenues, margins and profitability.

The carrying value of our goodwill could be subject to impairment write-down.

     At December 31, 2004, our balance sheet reflected $499.1 million of goodwill, which was a substantial portion of our total assets of $742.1 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2004, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At December 31, 2004, our debt consisted of:

•	$223.3 million in principal amount outstanding under our senior term F notes;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$3.6 million in principal amount outstanding under our other debt.

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

The significant competition in the companion animal healthcare services industry could cause us to reduce prices or lose market share.

     The companion animal healthcare services industry is highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. If we are unable to compete successfully, we may lose market share.

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

     Our medical technology division is a relatively new entrant in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens, Phillips and Canon. The success of our medical technology division, in part, is due to its focus on the veterinary market, which allows it to differentiate its products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our revenues and operating margins could decline. If we fail to compete successfully in this market, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could adversely affect our business and operating results.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of December 31, 2004, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of December 31, 2004, we operated 100 animal hospitals in 12 states with these laws, including 23 in New York and 26 in Texas. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Our use of a self-insurance program and a large - deductible insurance program cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured and, or significant event.

     We have adopted a program of self-insurance with regard to certain risks such as earthquakes and other natural disasters. In addition, our other insurance programs including, but not limited to, hurricanes, floods, health benefits and workers’ compensation include large deductible provisions. We self-insure and use large - deductible insurance programs when the lack of availability and, or high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by us increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program and large - deductible insurance program. Any increases to these programs increase our risk of exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2004, we had borrowings of $223.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we enter into no-fee interest rate swap agreements. Currently, we are engaged in two agreements, both agreements are for $20.0 million and commenced on May 30, 2003 and expire on May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. Accordingly, for the 12-month period ending December 31, 2005, for every 1.0% increase in LIBOR we will pay an additional $2.1 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.1 million in interest expense.

     We are considering entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VCA ANTECH, INC. AND SUBSIDIARIES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2004. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Management excluded each of National PetCare Centers, Inc. and Sound Technologies, Inc. from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. These purchase business combinations occurred in fiscal 2004. National PetCare Centers, Inc., acquired June 1, 2004, accounted for approximately $94.6 million, or 12.7%, of our total assets as of December 31, 2004 and contributed approximately $48.8 million, or 7.2%, of our total revenue for the year ended December 31, 2004. Sound Technologies, Inc., acquired October 1, 2004, accounted for approximately $35.2 million, or 4.7%, of our total assets as of December 31, 2004 and contributed approximately $6.1 million, or 0.9%, of our total revenue for the year ended December 31, 2004.

     KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting.

March 15, 2005

/s/ Robert L. Antin

Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer

/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer, Vice
President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of VCA Antech, Inc.:

     We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VCA Antech Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Stockholders of VCA Antech, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that VCA Antech, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCA Antech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that VCA Antech, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, VCA Antech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Management excluded each of National PetCare Centers, Inc. and Sound Technologies, Inc. from its assessment of the effectiveness of VCA Antech, Inc.’s internal control over financial reporting as of December 31, 2004. These purchase business combinations occurred in fiscal 2004. National PetCare Centers, Inc., acquired June 1, 2004, accounted for approximately $94.6 million, or 12.7%, of the Company’s total assets as of December 31, 2004 and contributed approximately $48.8 million, or 7.2%, of the Company’s total revenue for the year ended December 31, 2004. Sound Technologies, Inc., acquired October 1, 2004, accounted for approximately $35.2 million, or 4.7%, of the Company’s total assets as of December 31, 2004 and contributed approximately $6.1 million, or 0.9%, of the Company’s total revenue for the year ended December 31, 2004. Our audit of internal control over financial reporting of VCA Antech, Inc. also excluded an evaluation of the internal control over financial reporting of National PetCare Centers, Inc. and Sound Technologies, Inc.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
March 15, 2005

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003
(In thousands, except par value)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,964	$17,237
Restricted cash	1,250	—
Trade accounts receivable, less allowance for uncollectible accounts of $7,668 and $6,681 at December 31, 2004 and 2003, respectively	28,936	22,335
Inventory	10,448	5,591
Prepaid expenses and other	6,275	3,841
Deferred income taxes	11,472	11,040
Prepaid income taxes	10,830	7,266

Total current assets	100,175	67,310
Property and equipment, net	119,903	99,161
Other assets:
Goodwill	499,144	373,238
Other intangible assets, net	11,660	4,692
Notes receivable, net	4,903	4,218
Deferred financing costs, net	4,052	4,601
Other	2,263	1,583

Total assets	$742,100	$554,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$6,043	$2,403
Accounts payable	15,566	9,208
Accrued payroll and related liabilities	19,850	15,716
Accrued interest	1,578	1,538
Other accrued liabilities	21,874	15,006

Total current liabilities	64,911	43,871
Long-term obligations, less current portion	390,846	315,066
Deferred income taxes	31,514	24,532
Other liabilities	12,915	5,392
Minority interest	9,155	4,019
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,191 and 81,430 shares outstanding as of December 31, 2004 and 2003, respectively	82	81
Additional paid-in capital	251,412	244,271
Accumulated deficit	(18,759)	(82,331)
Accumulated other comprehensive income (loss)	34	(82)
Notes receivable from stockholders	(10)	(16)

Total stockholders’ equity	232,759	161,923

Total liabilities and stockholders’ equity	$742,100	$554,803

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share amounts)

	2004	2003	2002
Revenue	$674,089	$544,665	$480,868
Direct costs	490,558	394,853	350,915

Gross profit	183,531	149,812	129,953
Selling, general and administrative expense	48,257	38,702	38,597
Write-down and loss (gain) on sale of assets	59	590	(100)

Operating income	135,215	110,520	91,456
Interest expense	26,223	26,474	39,736
Interest income	731	387	532
Debt retirement costs	880	9,118	12,840
Other (income) expense	(338)	(118)	145

Income before minority interest and provision for income taxes	109,181	75,433	39,267
Minority interest in income of subsidiaries	2,558	1,633	1,781

Income before provision for income taxes	106,623	73,800	37,486
Provision for income taxes	43,051	30,377	16,646

Net income	$63,572	$43,423	$20,840

Basic earnings per common share	$0.78	$0.54	$0.28

Diluted earnings per common share	$0.76	$0.53	$0.28

Shares used for computing basic earnings per share	81,794	80,480	73,498

Shares used for computing diluted earnings per share	83,361	81,746	74,182

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

				Notes		Accumulated
			Additional	Receivable		Other
	Common Stock		Paid-In	From	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Deficit	Loss	Total
Balances, December 31, 2001	73,472	$74	$188,803	$(664)	$(146,594)	$(1,855)	$39,764
Net income	—	—	—	—	20,840	—	20,840
Unrealized gain on hedging instruments	—	—	—	—	—	1,710	1,710
Recognized loss on hedging instruments	—	—	—	—	—	145	145
Interest on notes	—	—	—	(24)	—	—	(24)
Repayment of notes	—	—	—	550	—	—	550
Exercise of stock options	58	—	29	—	—	—	29
Tax benefit from stock options exercised	—	—	72	—	—	—	72

Balances, December 31, 2002	73,530	74	188,904	(138)	(125,754)	—	63,086
Net income	—	—	—	—	43,423	—	43,423
Unrealized gain on hedging instruments	—	—	—	—	—	36	36
Recognized gain on hedging instruments	—	—	—	—	—	(118)	(118)
Interest on notes	—	—	—	(6)	—	—	(6)
Repayment of notes	—	—	—	128	—	—	128
Issuance of common stock	7,600	7	54,316	—	—	—	54,323
Exercise of stock options	300	—	150	—	—	—	150
Tax benefit from stock options exercised	—	—	901	—	—	—	901

Balances, December 31, 2003	81,430	81	244,271	(16)	(82,331)	(82)	161,923
Net income	—	—	—	—	63,572	—	63,572
Unrealized gain on hedging instruments	—	—	—	—	—	454	454
Recognized gain on hedging instruments	—	—	—	—	—	(338)	(338)
Interest on notes	—	—	—	(1)	—	—	(1)
Repayment of notes	—	—	—	7	—	—	7
Exercise of stock options	761	1	2,912	—	—	—	2,913
Tax benefit from stock options exercised	—	—	4,229	—	—	—	4,229

Balances, December 31, 2004	82,191	$82	$251,412	$(10)	$(18,759)	$34	$232,759

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Net income	$63,572	$43,423	$20,840
Other comprehensive income (loss):
Unrealized gain on hedging instruments	454	36	1,710
Recognized (gain) loss on hedging instruments, net of tax (1)	(203)	(70)	86

Other comprehensive income (loss)	251	(34)	1,796

Total comprehensive income	$63,823	$43,389	$22,636

(1)	Net of provision for income taxes in the amount of $135,000 and $48,000 in 2004 and 2003, respectively, and net of benefit for income taxes in the amount of $59,000 in 2002.

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$63,572	$43,423	$20,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,815	14,286	12,553
Amortization of deferred financing costs and debt discount	747	835	1,518
Provision for uncollectible accounts	3,411	2,897	3,286
Debt retirement costs	880	9,118	12,840
Interest paid in kind on 15.5% senior notes	—	—	8,467
Write-down of assets	—	392	—
Loss (gain) on sale of assets	59	198	(100)
Tax benefit from stock options exercised	4,229	901	72
Other	(564)	347	—
Minority interest in income of subsidiaries	2,558	1,633	1,781
Distributions to minority interest partners	(2,188)	(1,723)	(1,824)
Increase in accounts receivable	(8,526)	(3,264)	(5,773)
Increase in inventory, prepaid expenses and other assets	(2,913)	(867)	(2,228)
Increase (decrease) in accounts payable and other accrued liabilities	5,079	(2,225)	4,659
Increase (decrease) in accrued payroll and related liabilities	(1,045)	982	3,017
Decrease in accrued interest	(77)	(27)	(689)
Decrease (increase) in prepaid income taxes	(3,635)	348	(4,832)
Decrease (increase) in deferred income tax assets	627	(1,512)	(2,164)
Increase in deferred income tax liabilities	8,330	10,365	15,699

Net cash provided by operating activities	86,359	76,107	67,122

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(121,229)	(30,749)	(28,321)
Real estate acquired in connection with business acquisitions	(5,491)	(589)	—
Property and equipment additions, net	(23,954)	(15,433)	(17,912)
Proceeds from sale of assets	377	547	1,799
Other	428	(938)	840

Net cash used in investing activities	(149,869)	(47,162)	(43,594)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows used in financing activities:
Repayment of long-term obligations, including redemption fees	(373,478)	(210,476)	(195,976)
Proceeds from the issuance of long-term debt	448,875	146,442	168,061
Borrowings (repayments) under revolving credit facility	—	(7,500)	7,500
Payment of deferred financing and recapitalization costs	(1,073)	(1,109)	(3,783)
Proceeds from issuance of common stock under stock option plans	—	150	29
Proceeds from issuance of common stock	2,913	54,323	—

Net cash provided by (used in) financing activities	77,237	(18,170)	(24,169)

Increase (decrease) in cash and cash equivalents	13,727	10,775	(641)
Cash and cash equivalents at beginning of year	17,237	6,462	7,103

Cash and cash equivalents at end of year	$30,964	$17,237	$6,462

Supplemental disclosures of cash flow information:
Interest paid	$25,553	$25,319	$30,440
Income taxes paid	$33,500	$20,275	$7,871

Supplemental schedule of non-cash investing and financing activities:
Additions to capital leases	$75	$173	$—
Detail of acquisitions:
Fair value of assets acquired	$146,066	$34,511	$28,350
Obligations to sellers, notes payable and assumed liabilities	(28,008)	(5,514)	(1,966)

Cash paid and acquisition costs	118,058	28,997	26,384
Cash paid in settlement of certain other obligations to sellers	3,171	1,752	1,937

Total cash paid for acquisitions	$121,229	$30,749	$28,321

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. The Company

     Our company, VCA Antech, Inc., is a Delaware corporation based in Los Angeles, California. We are an animal healthcare services company with positions in three core businesses, veterinary diagnostic laboratories, animal hospitals, and veterinary medical technology. We refer to these segments as Laboratory, Animal Hospital and Medical Technology, respectively. Our legal structure is comprised of a holding company and an operating company. VCA is the holding company. Our operating company is wholly-owned by our holding company and owns the capital stock of all of our subsidiaries. Prior to September 24, 2001, we were known as Veterinary Centers of America, Inc.

     We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2004, we operated 27 full-service laboratories.

     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2004, we operated 315 animal hospitals throughout 36 states.

     On October 1, 2004, we acquired Sound Technologies, Inc., or STI, a supplier of ultrasound and digital radiography equipment and related hardware, software and services to the veterinary industry.

     We were formed in 1986 and were publicly traded from 1991 until September 20, 2000, when we completed a recapitalization with certain investors who are affiliated with Leonard Green & Partners, L.P. On November 27, 2001, we completed an initial public offering of our common stock.

2. Summary of Significant Accounting Policies

  a. Principles of Consolidation

     Our consolidated financial statements include the accounts of our parent company and all those majority-owned subsidiaries where we have control. Significant intercompany transactions and balances have been eliminated.

     We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. At December 31, 2004, we operated in 12 of these states. In these states, instead of providing veterinary services, we provide management services to the veterinary medical groups. We provide management services pursuant to long-term management agreements, or Management Agreements, with the veterinary medical groups, ranging from 10 to 40 years with renewal options, where allowable. Pursuant to the Management Agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

     We have determined that the veterinary medical groups are variable interest entities as defined by Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN No. 46R, Consolidation of Variable Interest Entities, and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests, in aggregate with the variable interests held by our related parties, absorbed the majority of the expected losses and residual returns of the veterinary medical groups. Based on these determinations, we consolidated the veterinary medical groups in our consolidated financial statements. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on our operating income, net income, earnings per share or cash flows.

  b. Revenue Recognition

     Revenue is recognized only after the following criteria are met: (i) there exists adequate evidence of the transactions; (ii) delivery of goods has occurred or services have been rendered; and (iii) the price is not contingent on future activity and collectibility is reasonably assured, or probable on all software deliverables. Revenue is reported net of sales discounts.

     Substantially all of our medical technology revenue is derived from the sale of ultrasound imaging equipment and digital radiography equipment; however, we also derive additional revenue from: (i) licensing our software; (ii) providing technical support and product updates related to the equipment we sell and our software, otherwise known as maintenance, and (iii) providing professional services related to the equipment we sell and our software, including installations, on-site training and education services.

     We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of one or more of the following elements: (i) ultrasound imaging equipment; (ii) digital radiography equipment; (iii) software products; (iv) computer hardware; (v) maintenance; and (vi) professional services. We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. We are recognizing the revenue on the computer hardware and software we sell with our ultrasound and digital radiography equipment over the period we are providing maintenance, ranging from one to four years. We are recognizing the revenue for the sale of the digital radiography equipment over that same period because the software and computer hardware we sell with this equipment is essential to its functionality. We recognize the revenue on the sale of ultrasound imaging equipment upon delivery.

     In connection with multiple element arrangements, including sales of ultrasound imaging equipment with related computer hardware and software and sales of digital radiography equipment with related computer hardware and software, we have deferred revenue of $3.3 million and $637,000 recorded in other accrued liabilities and other liabilities, respectively, and we have deferred cost of goods sold of $1.3 million and $389,000 recorded in prepaid expenses and other assets, respectively, at December 31, 2004. Such amounts are being recognized on a straight-line basis over the periods in which the maintenance services are being provided.

  c. Cash and Cash Equivalents

     We consider only highly liquid investments with original maturities of less than 90 days to be cash equivalents. We maintain balances in our bank accounts that are in excess of FDIC insured levels.

  d. Restricted Cash

     Restricted cash relates to cash held in an escrow account to fund a portion of a contractual arrangement whereby we may be required to pay additional cash to a former owner of a company we acquired if certain performance targets are achieved.

  e. Inventory

     Inventory is valued at the lower of cost using the first-in, first-out method or market.

  f. Property and Equipment

     Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.

     We frequently develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. Costs associated with the development of new software are expensed as incurred. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software, generally three years. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality. Software development costs capitalized in 2004, 2003, and 2002 amounted to $53,000, $662,000, and $835,000, respectively.

     Our medical technology segment develops and upgrades its own software, VetPACS and TruDR, that is licensed with the sale of ultrasound and digital radiography equipment. We account for the costs of developing that software under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. SFAS No. 86 requires that all initial research and development costs as well as maintenance costs be expensed as incurred.

     Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	5 to 7 years
Software	3 years
Equipment held under capital leases	5 to 10 years

     Depreciation expense, including the amortization of property under capital leases in 2004, 2003 and 2002 was $13.4 million, $12.4 million and $10.8 million, respectively.

     Property and equipment at December 31, 2004 and 2003 consisted of (in thousands):

	2004	2003
Land	$25,406	$20,881
Building and improvements	44,552	39,467
Leasehold improvements	33,976	29,097
Furniture and equipment	77,491	62,566
Software	8,546	7,218
Equipment held under capital leases	974	477
Construction in progress	8,097	3,186

Total property and equipment	199,042	162,892
Less - accumulated depreciation and amortization	(79,139)	(63,731)

Total property and equipment, net	$119,903	$99,161

     Accumulated amortization on equipment held under capital leases amounted to $114,000 and $24,000 at December 31, 2004 and 2003, respectively.

  g. Goodwill

     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

     In accordance with Statement of Financial Accounting Standards, or SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that we have three reporting units, Laboratory, Animal Hospital and Medical Technology, and we estimate annually, at the end of the year, the fair market value of our reporting units and compare their estimated fair market value against the net book value of those reporting units to determine if our goodwill is impaired. At December 31, 2004 and 2003, we determined that our goodwill was not impaired.

     The following table presents the changes in the carrying amount of our goodwill for 2004 and 2003 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Equipment	Total
Balance as of January 1, 2003	$87,313	$255,301	$—	$342,614
Goodwill acquired	7,198	21,563	—	28,761
Other (1)	259	451	—	710
Goodwill related to partnership interests	—	1,203	—	1,203
Goodwill related to sale of animal hospital	—	(50)	—	(50)

Balance as of December 31, 2003	94,770	278,468	—	373,238
Goodwill acquired	—	103,011	19,218	122,229
Other (1)	(1,099)	725	—	(374)
Goodwill related to partnership interests	—	4,071	—	4,071
Goodwill related to sale of animal hospital	—	(20)	—	(20)

Balance as of December 31, 2004	$93,671	$386,255	$19,218	$499,144

(1)	Other is the result of purchase price adjustments, purchasing the ownership interest of partners and the payment of earn-outs.

  h. Other Intangible Assets

     In addition to goodwill, we have other amortizable intangible assets at December 31, 2004 and 2003 as follows (in thousands):

	2004			2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$11,604	$(5,290)	$6,314	$10,141	$(5,515)	$4,626
Non-contractual customer relationships	3,340	(246)	3,094	—	—	—
Technology	1,250	(62)	1,188	—	—	—
Trademarks	560	(14)	546	—	—	—
Contracts	397	(26)	371	—	—	—
Client lists	665	(518)	147	498	(432)	66

Total	$17,816	$(6,156)	$11,660	$10,639	$(5,947)	$4,692

     Amortization is provided for on the straight-line method over the following estimated useful lives:

Covenants-not-to-compete	3 to 10 years
Non-contractual customer relationships	4 to 12 years
Technology	5 years
Trademarks	10 years
Contracts	2 to 4 years
Client lists	3 years

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	2004	2003	2002
Aggregate amortization expense	$2,395	$1,864	$1,764

     Based on balances at December 31, 2004, our estimated amortization expense for other intangible assets is as follows (in thousands):

2005	$2,945
2006	2,584
2007	2,341
2008	1,788
2009	752
Thereafter	1,250

Total	$11,660

  i.  Income Taxes

     We account for income taxes under SFAS No. 109, Accounting for Income Taxes. In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We make judgments in assessing our ability to realize future benefits from our deferred tax assets. As such, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2004 and 2003, we used valuation allowances to offset net operating loss, or NOL, carryforwards and investment related expenditures where the realization of this deduction is uncertain. In addition, tax law and rate changes are reflected in income in the period such changes are enacted.

  j. Notes Receivable

     Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances of $87,000 and $63,000 at December 31, 2004 and 2003, respectively. The notes bear interest at rates varying from 5% to 10% per annum.

  k. Other Revenue

     In September 2000, we sold our 50.5% equity interest in Vet’s Choice to Heinz Pet Products, or HPP. Concurrent with this transaction, HPP entered into a two-year consulting agreement with us. The agreement called for an aggregate fee of $5.0 million, $4.0 million of which was recognized as revenue ratably over the life of the agreement and $1.0 million of which will be used for certain marketing obligations under the agreement. We plan to fulfill our marketing obligations under the agreement in 2005. Fees earned under these agreements are included in our revenue and amounted to $1.5 million for 2002.

  l. Deferred Financing Costs

     Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.8 million and $1.3 million at December 31, 2004 and 2003, respectively.

  m. Fair Value of Financial Instruments and Concentration of Credit Risk

     The carrying amount reported in our consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Our policy is to place our cash and cash equivalents in highly-rated financial instruments and institutions, which we believe mitigates our credit risk. Concentration of credit risk with respect to accounts receivable is limited due to the diversity of our customer base. We routinely review the collection of our accounts receivable and maintain an allowance for potential credit losses, but historically have not experienced any significant losses related to an individual customer or groups of customers in a geographic area.

  n. Use of Estimates in Preparation of Financial Statements

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of our financial statements and our reported amounts of revenue and expense during the reporting period. Actual results could differ from our estimates.

  o. Derivative Instruments

     We use derivative instruments to manage our exposure to interest and maintain a planned mix of fixed-rate and variable-rate debt. We record all derivative instruments as either assets or liabilities in our consolidated balance sheet and measure those instruments at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting and, if it is, the type of hedge transaction. See Footnote 5., Long-Term Obligations, for additional details related to our derivative instruments.

  p. Marketing and Advertising

     Marketing and advertising production and placement costs are expensed as incurred or the first time advertisements are run. Total marketing and advertising expense amounted to $8.6 million, $5.5 million and $5.0 million for 2004, 2003 and 2002, respectively.

  q. Insurance and Self-Insurance

     We use a combination of insurance, large-deductible insurance and self-insurance for a number of risks, including workers’ compensation, general liability, property insurance and our health benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

  r. Debt Retirement Costs

     We have completed multiple debt refinancing transactions and voluntary debt repayments. As a result of these transactions, we incurred debt retirement costs of $880,000, $9.1 million and $12.8 million in 2004, 2003 and 2002, respectively. See Footnote 5., Long-Term Obligations, for additional information related to these transactions. These costs for all periods presented have been included as a component of income from recurring operations in the consolidated income statements.

  s. Mandatorily Redeemable Partnership Interests

     We are party to certain partnerships whereby we are required under the terms of the respective partnership agreements to purchase the partner’s equity in the partnership in the event of the partner’s death. We are reporting these liabilities within other liabilities. At December 31, 2004 and 2003, we calculated the value of these liabilities to be $2.1 million and $2.2 million, respectively.

  t. Calculation of Earnings per Common Share

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per common share was calculated as follows (in thousands, except per share amounts):

	2004	2003	2002
Net income	$63,572	$43,423	$20,840

Weighted average common shares outstanding:
Basic	81,794	80,480	73,498
Effect of dilutive potential common stock:
Stock options	1,512	1,158	684
Contracts that may be settled in stock or cash	55	108	—

Diluted	83,361	81,746	74,182

Basic earnings per common share	$0.78	$0.54	$0.28

Diluted earnings per common share	$0.76	$0.53	$0.28

  u. Accounting for Stock-Based Compensation

     We have granted stock options to various employees under multiple stock option plans and are accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board, or APB, Opinion No.

25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. This method is not a fair-value based method of accounting as defined by SFAS No. 123, Accounting for Stock-Based Compensation. Fair-value based methods of accounting require compensation expense to be recognized based on the fair market value of the options granted over their vesting period. The following table presents net income and earnings per common share as if we accounted for our stock options under SFAS No. 123 and the fair-value based method of accounting (in thousands, except per share amounts):

	2004	2003	2002
As reported	$63,572	$43,423	$20,840
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,231)	(870)	(118)

Pro forma net income available to common stockholders	$60,341	$42,553	$20,722

Earnings per common share:
Basic - as reported	$0.78	$0.54	$0.28
Basic - pro forma	$0.74	$0.53	$0.28

Diluted - as reported	$0.76	$0.53	$0.28
Diluted - pro forma	$0.72	$0.52	$0.28

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	3.0%	2.8%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	32.6%	34.0%	25.0%
Weighted-average fair value	$5.96	$2.73	$1.97
Expected option life (in years)	5	5	5

  v. New Accounting Standards

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including stock options, to be recognized as stock-based compensation expense in our financial statements based on their fair values, beginning in the third quarter of 2005.

     SFAS No. 123R requires that we determine the appropriate fair-value model to be used for valuing share-based payments, the amortization method for stock-based compensation and the transition method to be used at the date of adoption. We have the option of adopting SFAS No. 123R prospectively or retroactively. The prospective method requires us to begin recognizing compensation expense for all unvested stock options and other equity instruments in the third quarter of 2005. The retroactive method is the same as the prospective method, but also permits us to restate our financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

     SFAS No. 123R also requires that we record the benefits associated with the tax deductions in excess of recognized stock-based compensation as cash flows from financing activities, rather than as cash flows from operating activities. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We are unable to estimate this amount in future periods, however, the amount of operating cash flows recognized in prior periods for such excess tax deductions was $4.2 million, $901,000 and $72,000 in 2004, 2003 and 2002, respectively.

     We do not expect SFAS No. 123R to have a significant impact on our consolidated financial statements or the way we conduct our operations.

     See Footnote 2.u., Accounting for Stock-Based Compensation, and Footnote 8., Stock-Based Compensation Plans, for more information about our stock-based compensation plans.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, effective for fiscal years beginning after June 15, 2005, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. Among other things, SFAS No. 151 requires that these items be recognized as charges to expense in the periods incurred and clarifies that fixed production overhead costs be allocated to inventory based on normal production capacity. Unallocated overhead costs associated with abnormally low or high production in a given period should be charged to expense in that period. SFAS No. 151 is effective for our company on January 1, 2006 and we do not expect it to have a material impact on our financial statements or the way we conduct our operations.

     In October 2004, the FASB ratified the Emerging Issues Task Force’s, or EITF’s, consensus on Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. This consensus will require parties in a business combination that had a preexisting relationship to evaluate whether or not the acquisition resulted in the settlement of an existing contract, thus requiring accounting treatment separate from the business combination.

     The consensus of EITF No. 04-1 must be applied as appropriate for our company beginning on January 1, 2005. We generally do not have preexisting contracts with the parties we acquire, and therefore, we do not expect that the application of EITF No. 04-1 will have a material impact on our financial statements or the way we conduct our operations.

  w. Reclassifications

     Certain prior year balances have been reclassified to conform to the 2004 financial statement presentation.

3. Related Party Transactions

  a. Transactions with Zoasis

     We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, an Internet start-up business that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. The expense incurred was $946,000, $993,000 and $850,000 for 2004, 2003 and 2002, respectively. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis and a separate officer sold his entire 1% interest in Zoasis prior to December 31, 2004 for less than $15,000. We believe the pricing of these services is comparable to prices paid by us to independent third parties.

     In 2000, we purchased 705,355 shares of preferred stock of Zoasis for $5.0 million and entered into an agreement pursuant to which Zoasis developed and licensed to us software that our laboratory operations use to deliver laboratory results to clients over the Internet and our animal hospitals use to communicate with vendors in the procurement of operating supplies over the Internet.

     In December 2003, we entered into an agreement with Zoasis pursuant to which we acquired all of Zoasis’ right, title and interest in and to this software in exchange for the 705,355 shares of preferred Stock of Zoasis then held by us. The value of such stock was written off in 2000 and, consequently, had no value on our books at the time of the transfer.

     Concurrently with the purchase of the software, we granted to Zoasis a limited, royalty-free, non-exclusive license to the purchasing module of the software for use by Zoasis. We agreed not to grant any other licenses in the software for a period of five years except that we may grant licenses to our affiliates and subsidiaries. Both we and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software is hosted at our expense at a third-party hosting facility for the benefit of both parties.

  b. Related Party Vendors

     Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, or Akin. Akin provided legal services to us during 2004, 2003 and 2002. The cost of these legal services approximated $1.8 million, $1.4 million and $1.9 million in 2004, 2003 and 2002, respectively.

     Patricia Antin, wife of Arthur Antin, was an independent sales representative for Citi Print and Westpro Graphics, both local printing companies. We paid Citi Print and Westpro Graphics $339,000 in 2002 to print forms and marketing materials for our animal hospitals nationwide. These transactions were based on arms-length market prices and we had no contractual obligation binding us to their services. Effective December 31, 2002, Patricia Antin no longer served as a sales representative for any printing arrangement with us.

  c. Stockholders Agreement - Call Rights

     On September 20, 2000, we entered into a stockholders agreement with each of our stockholders. Under the stockholders agreement, each party to the stockholders agreement had call rights with respect to shares of common stock and stock options held by members of our management in the event of termination of employment for any reason. The call rights permitted us to repurchase callable shares at $0.50 per share. In connection with the initial public offering, the stockholders agreement was amended such that effective October 1, 2001:

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

  d. Significant Debt Transactions

     In August 2002, we amended our senior credit facility to repay the entire outstanding principal amount of our senior term A and senior term B notes by issuing new senior term C notes. Affiliates of Goldman, Sachs & Co. held approximately $16.4 million aggregate principal amount of our senior term C notes. In their role as syndication agent for this debt transaction, Goldman, Sachs & Co. was paid $329,000.

     On October 24, 2002, we borrowed additional senior term C notes and used cash on hand to repay our 13.5% senior subordinated notes and repay a significant portion of our 15.5% senior notes. In connection with this transaction, we repaid $14.2 million and $28.0 million in principal amount of the 13.5% senior subordinated notes and 15.5% senior notes, respectively, held by affiliates of Goldman, Sachs & Co. In their role as syndication agent for this debt transaction, Goldman, Sachs & Co. was paid $75,000.

  e. Significant Stock Transactions

     On September 20, 2000, we entered into a stockholders agreement with each of our then stockholders, under which each party to the stockholders agreement has registration rights. In connection with these registration rights, we agreed to pay any expenses associated with any demand registrations or piggyback registrations.

     In February 2003, we completed a common stock offering. Pursuant to the registration rights granted in our stockholders agreement, an affiliate of Leonard Green & Partners, L.P. sold 5,222,404 shares of our common stock and Robert L. Antin, our Chairman, Chief Executive Officer and President, sold 200,000 shares of common stock at the public offering price of $7.63 per share. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners, L.P. and served as one of our directors at the time of the transaction.

     In April 2004, pursuant to the registration rights granted in our stockholders agreement, we filed a shelf registration that registered for sale the entire amount of shares of our common stock owned by an affiliate of Leonard Green & Partners, L.P., or 13,693,874. In May 2004, 6,900,000 of those shares registered were sold. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners and served as one of our directors at the time of these transactions.

     In August 2004, an affiliate of Leonard Green & Partners, L.P. sold 6,513,874 shares of our common stock. John M. Baumer is a partner of Leonard Green & Partners and served as one of our directors at the time of this transaction.

  f. Business Aircraft

     In 2003, we purchased 50 hours of use of a business aircraft owned by Leonard Green & Partners, L.P. for $125,000. The use of the business aircraft by our executives facilitated business-related travel purposes. The hourly rate charged to us by Leonard Green & Partners, L.P. is less than rates available to us for comparably equipped aircraft. Leonard Green & Partners, L.P. is the parent of Green Equity Investors III, L.P., which owned 16.8% of our outstanding common stock at the time of the transaction. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners, L.P. and served as one of our directors at the time of the transaction.

4. Acquisitions

     Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented we may pursue the acquisition of animal hospital chains, laboratories or related business. In accord with that strategy, we acquired the following:

	2004	2003	2002
Laboratories:
Acquisitions	—	7	1
Acquisitions relocated into our existing laboratories	—	(3)	(1)

	—	4	—

Animal hospitals:
Acquisitions	18	21	25
NPC animal hospital acquisitions	67	—	—
Acquisitions relocated into our existing animal hospitals	(5)	(6)	(9)

	80	15	16

     The NPC acquisition is discussed below in the National PetCare Centers, Inc., section and the other animal hospitals and laboratory acquisitions is discussed below in the Animal Hospitals (Excluding NPC) and Laboratories section.

     We also acquired STI during 2004, which is discussed below in the Sound Technologies, Inc. section.

  National PetCare Centers, Inc.

     On June 1, 2004, we acquired NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma. Our consolidated financial statements reflect the operating results of NPC for the period of June 1, 2004 through December 31, 2004.

     We have finalized the purchase price accounting for this transaction except for our plan to close or sell certain NPC animal hospitals that do not meet our operating model. The costs to close or sell these animal hospitals, which will consist primarily of lease termination costs and employee severance, will result in additions to the purchase price.

     The total consideration, excluding the costs to close or sell certain NPC animal hospitals as described above, as of December 31, 2004 was $90.6 million, consisting of $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $12.4 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $1.9 million paid for professional and other outside services; and $3.1 million paid as part of the Company’s plan to close certain facilities and terminate certain employees. The preliminary allocation of the $90.6 million purchase price was allocated as follows: $76.6 million to goodwill; $1.4 million to identifiable intangible assets; and $12.6 million to tangible assets, including real estate in the amount of $5.5 million. We expect that $28.8 million of the goodwill recorded will be deductible for income tax purposes.

     The $1.4 million of acquired identified intangible assets have a wighted-average useful life of approximately 5 years. The intangible assets that make up that amount include convenants not-to-compete of $1.3 million (5-year weighted-average useful life) and client lists of $155,000 (3-year weighted-average useful life).

     In 2004, we incurred other integration costs of $1.4 million. These integration costs were expensed as incurred and are included in corporate selling, general and administrative expense.

  Animal Hospitals (Excluding NPC) and Laboratories

     The following table summarizes the preliminary aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals, excluding NPC, and our acquired veterinary diagnostic laboratories, and the allocation of the purchase price (in thousands):

	2004	2003	2002
Consideration:
Cash	$28,338	$28,695	$24,858
Obligation to be settled in cash or common stock	—	2,250	—
Obligations to sellers (1)	1,330	1,032	1,620
Notes payable and other liabilities assumed	163	1,160	281

Total	$29,831	$33,137	$26,759

	2004	2003	2002
Purchase Price Allocation:
Goodwill (2)	$26,724	$28,761	$24,232
Identifiable intangible assets	1,671	1,783	1,628
Tangible assets	1,436	2,593	899

Total	$29,831	$33,137	$26,759

(1)	Represents a portion of the purchase price withheld, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement.

(2)	We expect that $23.1 million, $18.2 million and $12.7 million of the goodwill recorded in 2004, 2003 and 2002, respectively, will be fully deductible for income tax purposes.

  Sound Technologies, Inc.

     On October 1, 2004, we acquired STI, a supplier of ultrasound and digital radiography equipment, related computer hardware, software and services to the veterinary industry. The acquisition of STI provides us the opportunity to sell digital imaging equipment, which we believe is an emerging and dynamic segment within the animal healthcare industry. Our consolidated financial statements reflect the operating results of STI for the period of October 1, 2004 through December 31, 2004.

     As of December 31, 2004, we had not finalized the purchase price accounting for this transaction as we are still in the process of integrating STI into our operations. As part of integrating STI into our operations, we may incur additional legal and accounting fees and employee severance costs. In addition, pursuant to the terms of the purchase agreement, we are obligated to pay an additional $3.5 million if certain performance targets are achieved. The additional expenditures described above to integrate STI and the payment of the $3.5 million obligation will result in additions to the total purchase price of the transaction.

     The total consideration, excluding the potential integration costs and the $3.5 million obligation described above, as of December 31, 2004 was $29.3 million, consisting of $22.4 million in cash paid to holders of STI stock; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $300,000 paid for professional and other outside services. The preliminary allocation of the $29.3 million purchase price was allocated as follows: $19.2 million to goodwill; $4.7 million to identifiable intangible assets; and $5.4 million to tangible assets. We expect that $389,000 of the goodwill recorded will be deductible for income tax purposes.

     The $4.7 million of acquired identifiable intangible assets have a weighted-average useful life of approximately 5 years. The intangible assets that make up that amount include non-contractual customer relationships of $1.8 million (5-year weighted-average useful life), technology of $1.3 million (4-year weighted-average useful life), covenants not-to-compete of $720,000 (5-year weighted-average useful life), trademarks of $560,000 (10-year weighted-average useful life) and contracts of $397,000 (4-year weighted-average useful life).

  Partnership Interests

     We purchased the ownership interests of partners in certain partially-owned subsidiaries of our company. The following table summarizes the consideration paid by us and the amount of goodwill recorded for these acquisitions (in thousands):

	2004	2003	2002
Consideration:
Cash	$922	$244	$960
Notes receivable (1)	184	41	—
Notes payable and other liabilities assumed	220	763	65

Total	$1,326	$1,048	$1,025

Goodwill recorded (2)	$846	$295	$549

(1)	We forgave certain notes owed to us from the partner.

(2)	We expect that the goodwill recorded will be fully deductible for income tax purposes.

  Other Acquisition Payments

     We paid $921,000, $1.8 million and $2.0 million in 2004, 2003 and 2002, respectively, of unused holdbacks to sellers in previously closed acquisitions. See Footnote 9.c., Holdbacks, for additional information.

     In June 2004, we paid $2.3 million to settle the remaining obligation to a seller in connection with a prior year acquisition.

     We paid $325,000 and $540,000 in 2004 and 2002, respectively, for earnout targets that were met. We recorded goodwill in the same amount as the earn-out payments, which we expect will be fully deductible for tax purposes. Targets for 2003 earn-out payments were not met. See Footnote 9.b., Earnouts, for additional information.

  Pro Forma Information

     The following unaudited pro forma financial information presents the combined results of operations for our company and the companies we acquired in 2004 as if those acquisitions had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisitions at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company.

	For the Years Ended December 31,
	2004	2003
	(In thousands,
	except per share amount)
	(Unaudited)
Revenue	$734,926	$681,485
Net income available to common stockholders	$62,830	$48,611
Basic earnings per share	$0.77	$0.60
Diluted earnings per share	$0.75	$0.59
Shares used for computing basic earnings per share	81,794	80,480
Shares used for computing diluted earnings per share	83,361	81,746

5. Long-Term Obligations

     Long-term obligations consisted of the following at December 31, 2004 and 2003 (in thousands):

		2004	2003
Revolving credit	Revolving line of credit, maturing in 2006, secured
facility	by assets, variable interest rates	$—	$—

Senior term D notes	Notes payable, maturing in 2008, secured by
	assets, variable interest rates (weighted average interest
	rate of 3.6% and 3.8% in 2004 and 2003, respectively)	—	145,703

Senior term F notes	Notes payable, maturing in 2008, secured by
	assets, variable interest rates (weighted average
	interest rate of 4.1% in 2004)	223,313	—

9.875% senior	Notes payable, maturing 2009, unsecured,
subordinated notes	fixed interest rate of 9.875%	170,000	170,000

Secured seller notes	Notes payable, various maturities through 2007,
	secured by assets and stock of certain subsidiaries,
	various interest rates ranging from 7.5% to 10.0%	2,582	870

Unsecured debt	Notes payable, various maturities through 2008,
	various interest rates ranging from 6.0% to 9.7%	576	634

	Total debt obligations	396,471	317,207

	Capital lease obligations	418	266

	Less - unamortized discount	—	(4)

		396,889	317,469

	Less - current portion	(6,043)	(2,403)

		$390,846	$315,066

     The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2004 are presented below (in thousands):

2005	$6,043
2006	29,364
2007	109,120
2008	81,740
2009	170,086
Thereafter	536

Total	$396,889

  Senior Credit Facility

     In September 2000, we entered into a senior credit facility with various lenders for $300.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent, and Wells Fargo Bank, N.A. as the administrative agent. The original senior credit facility included a $50.0 million revolving credit facility as well as the senior term A and B notes. The revolving credit facility allows us to borrow up to an aggregate principal amount of $50.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of (1) $5.0 million or (2) the aggregate unused amount of the revolving credit facility then in effect. At December 31, 2004, we had no borrowings outstanding under our revolving credit facility.

     In connection with the initial public offering and debt offering in November 2001, we repaid $100.0 million in principal amount of the senior term A and B notes.

     In August 2002, we refinanced our senior credit facility to replace the existing senior term A and senior term B notes in the principal amount of $143.1 million with a weighted average interest rate margin of 3.63% with new senior term C notes in the same principal amount with an interest rate margin of 3.00%. In connection with this transaction, we paid certain financing costs and recognized debt retirement costs of $3.4 million.

     In October 2002, we redeemed $15.0 million, the entire principal amount, of our 13.5% senior subordinated notes due 2010 at a redemption price of 110% and $30.0 million in principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% with cash on-hand and $25.0 million in additional borrowings under our senior term C notes. In connection with this transaction, we paid certain financing costs and recognized debt retirement costs of $5.7 million.

     In August 2003, we refinanced our senior credit facility to replace the existing senior term C notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term D notes in the principal amount of $146.4 million with an interest rate margin of 2.50%. In connection with this transaction, we paid certain financing costs and recognized debt retirement costs of $1.7 million.

     In June 2004, we amended and restated our senior credit facility to replace the existing senior term D notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term E notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the NPC merger, which we discuss above in Footnote 4., Acquisitions. In connection with this transaction, we paid certain financing costs and recognized debt retirement costs of $810,000.

     In December 2004, we amended and restated our senior credit facility to replace the existing senior term E notes in the principal amount of $223.9 million with an interest rate margin of 2.25% with new senior term F notes in the same principal amount with an interest rate margin of 1.75%. In connection with this transaction, we paid certain financing costs and recognized debt retirement costs of $70,000.

     Interest Rate. In general, borrowings under our senior credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin, as defined in the senior credit facility based on our leverage ratio, ranging from 1.00% to 2.25% per annum for the senior term A notes and the revolving credit facility, a margin of 2.75% per annum for the senior term B notes, a margin of 2.00% per annum for the senior term C notes, a margin of 1.50% per annum for the senior term D notes, a margin of 1.25% per annum for the senior term E notes and a margin of 0.75% per annum for the senior term F notes; or

•	the adjusted Eurodollar rate (as defined below) plus a margin, as defined in the Credit Agreement based on the Company’s leverage ratio, ranging from 2.00% to 3.25% per annum for the senior term A notes and the revolving credit facility, a margin of 3.75% per annum for the senior term B notes, a margin of 3.00% per annum for the senior term C notes, a margin of 2.50% per annum for the senior term D notes, a margin of 2.25% per annum for the senior term E notes and a margin of 1.75% per annum for the senior term F notes

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

     Swing line borrowings bear interest at the base rate, plus a margin ranging from 1.00% to 2.25%, as defined in the senior credit facility.

     Maturity and Principal Payments. The revolving credit facility matures on September 20, 2006. The senior term F notes mature on September 30, 2008. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. The remaining principal payments on the senior term F notes are paid quarterly with the annual aggregate scheduled maturities as follows (in thousands):

	2005	2006	2007	2008	Total
Senior term F notes	$4,724	$28,784	$108,460	$81,345	$223,313

     Pursuant to the terms of the senior credit facility, we are required to determine annually if our cash and cash equivalents exceed a defined amount. These payments reduce on a pro rata basis the remaining scheduled principal payments. At December 31, 2004, our cash and cash equivalents exceeded the defined amount by approximately $2.5 million. This amount will be paid in April 2005 and is reflected in the above table as a scheduled maturity in 2005. At December 31, 2003, our cash and cash equivalents did not exceed the defined amount. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty.

     Guarantees and Security. We and each of our wholly-owned subsidiaries guarantee the outstanding debt under the senior credit facility. These borrowings, along with the guarantees of the subsidiaries, are further secured by substantially all of our consolidated assets. In addition, these borrowings are secured by a pledge of substantially all of the capital stock, or similar equity interests, of our wholly-owned subsidiaries.

     Debt Covenants. The senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio. At December 31, 2004, we had a fixed charge coverage ratio of 1.47 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

  9.875% Senior Subordinated Notes

     Concurrent with the consummation of the initial public offering in November 2001, we issued $170.0 million in principal amount of 9.875% senior subordinated notes due 2009 with Chase Manhattan Bank and Trust Company, N.A., as trustee. In June 2002, these notes were exchanged for substantially similar securities that are registered under the Securities Act.

     Interest Rate. Interest is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2002. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at the rate of 9.875% per annum.

     Guarantee. The 9.875% senior subordinated notes are general, unsecured obligations owed by us. They are subordinated in right of payment to all existing and future debt incurred under the senior credit facility. They are unconditionally guaranteed on a senior subordinated basis by us and our wholly-owned subsidiaries.

     Maturity. The 9.875% senior subordinated notes are due on December 1, 2009.

  13.5% Senior Subordinated Notes

     As part of the recapitalization in September 2000, we issued $20.0 million in principal amount of 13.5% senior subordinated notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

     As part of the initial public offering and debt offering in November 2001, we repaid $5.0 million in principal amount of the 13.5% senior subordinated notes at a redemption price of 110%.

     In October 2002, we redeemed $15.0 million, the entire principal amount, of our 13.5% senior subordinated notes at a redemption price of 110% with cash on-hand and additional borrowings under our senior term C notes.

     Interest Rate and Discounts. Interest on the 13.5% senior subordinated notes was payable in cash, semi-annually in arrears at the rate of 13.5% per annum. The effective interest rate for these notes was 16.2% for the years ended December 31, 2002 and 2001.

     Guarantee. The 13.5% senior subordinated notes were general, unsecured and subordinated obligations, and were guaranteed by our wholly-owned subsidiaries.

  15.5% Senior Notes

     As part of the recapitalization in September 2000, our parent company issued $100.0 million in principal amount of 15.5% senior notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

     As part of the initial public offering and debt offering in November 2001, we repaid $59.1 million in principal amount of the 15.5% senior notes at a redemption price of 110%.

     In October 24, 2002, we redeemed $30.0 million of our 15.5% senior notes at a redemption price of 110% with cash on-hand and additional borrowings under our senior term C notes.

     In February 2003, we sold 3.8 million shares of our common stock at an issue price of $15.25 per common share. Approximately $42.7 million of the $54.3 million in net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount, plus accrued and unpaid interest. In connection with this transaction, we paid certain financing costs and recognized debt retirement costs of $7.4 million.

     Interest Rate and Discounts. Interest on the 15.5% senior notes was payable semi-annually in arrears, at the rate of 15.5% per annum; provided that on any semi-annual interest payment date prior to September 20, 2005, the Company had the option to pay all or any portion of the interest payable on said date by issuing additional 15.5% senior notes in a principal amount equal to the interest. The Company issued an aggregate of $25.9 million in principal amount of additional 15.5% senior notes to pay interest since the issue date.

     The 15.5% senior notes had an effective interest rate of 17.5% during the years ended December 31, 2003 and 2002.

     Guarantee. The 15.5% senior notes were general, unsecured and unsubordinated obligations that were not guaranteed by our operating company and its wholly-owned subsidiaries, nor was our operating company and its wholly-owned subsidiaries an obligor of these notes.

  Fair Value of Our Debt

     The following disclosure of the estimated fair value of our debt is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. We used available market information and appropriate valuation methodologies to determine the estimated fair value amounts. Considerable judgment is required to develop the estimates of fair value, and the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The following table is as of December 31, 2004 and 2003 (in thousands):

	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed-rate long-term debt	$173,158	$182,345	$171,504	$174,571
Variable-rate long-term debt	$223,313	$223,315	$145,703	$145,703

     The estimated fair value of our fixed-rate long-term debt is based on market value or LIBOR plus an estimated spread at December 31, 2004 and 2003 for similar securities with similar remaining maturities. We believe the carrying value of variable-rate long-term debt is a reasonable estimate of its fair value.

  Derivative Instruments

     We use a variety of interest rate hedging contracts to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. If we determine that contracts are effective at meeting our risk reduction and correlation criteria, we account for them using hedge accounting. Under hedge accounting, we recognize the effective portion of changes in the fair value of the contracts in other comprehensive income and the ineffective portion in earnings. If we determine that contracts do not, or no longer, meet our risk reduction and correlation criteria, we account for them under a fair-value method recognizing changes in the fair value in earnings in the period of change. If we determine that a contract no longer meets our risk reduction and correlation criteria, we recognize in earnings any accumulated balance in other comprehensive income related to this contract in the period of determination. For Swap Agreements accounted for under hedge accounting, we assess the effectiveness based on changes in their intrinsic value with changes in the time value portion of the contract reflected in earnings. All cash payments made or received under the contracts are recognized in interest expense. At December 31, 2004, we had accumulated comprehensive income of $34,436 on our accompanying consolidated balance sheet that will be reversed into earnings in 2005 as the related contract expires.

     On November 13, 2000, we entered into a no-fee interest rate collar agreement with Wells Fargo Bank effective November 15, 2000 and expiring November 15, 2002, or the Collar Agreement. The Collar Agreement was based on the London interbank offer rate (LIBOR), reset monthly, and had a cap and floor notional amount of $62.5 million, with a cap and floor interest rate of 7.5% and 5.9%, respectively. The Collar Agreement qualified for hedge accounting and we considered it a cash flow hedging instrument.

     We also entered into no-fee swap agreements, or Swap Agreements, whereby we pay to the counterparties amounts based on fixed interest rates and set notional amounts in exchange for the receipt of payments from counterparties based on LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

	Swap #1	Swap #2	Swap #3
Fixed interest rate	2.22%	1.72%	1.51%
Notional amount	$40.0 million	$20.0 million	$20.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003
Expiration date	11/29/2004	5/31/2005	5/31/2005
Counterparties	Wells Fargo Bank	Wells Fargo Bank	Goldman Sachs
Qualifies for hedge accounting (1)	No	No	Yes

(1)	Swap #1 and #2 were no longer considered effective as of May 2003 and March 2004, respectively. Both Swap #1 and Swap #2 were initially considered to be cashflow hedging instruments; however, we later determined that they were no longer effective tools for mitigating interest rate risk within an acceptable degree of variance because the current interest rate environment was materially different than our projections at the inception of the contracts. As a result of this determination, Swap #1 and Swap #2 no longer qualify for hedge accounting.

     The following table summarizes our payments and unrealized loss (gain) recognized as a result of our interest rate hedging agreements (in thousands):

	2004	2003	2002
Cash paid (1)	$398	$515	$2,276
Recognized loss (gain) (2)	$(338)	$(118)	$145

(1)	These payments are included in interest expense in our consolidated income statements.

(2)	These recognized losses (gains) are included in other (income) expense in our consolidated income statements.

     The valuations of our Swap Agreements were determined by the counterparties based on fair market valuations for similar agreements. The fair market value of our Swap Agreements resulted in an asset of $178,000 and a liability of $277,000 at December 31, 2004 and 2003, respectively. These amounts are included in prepaid expenses and other or other accrued liabilities on our accompanying consolidated balance sheets.

6. Redeemable Preferred Stocks

     Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 11,000,000 shares of preferred stock with a par value of $0.001 per share. At December 31, 2004 and 2003, we had no preferred stock outstanding.

7. Common Stock

     Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 175,000,000 million shares of common stock with a par value of $0.001 per share. At December 31, 2004 and 2003, we had 82,191,382 and 81,429,866, respectively, common shares outstanding.

Public Offering

     In February 2003, we completed an offering of 20,100,000 shares of our common stock. Shortly thereafter, our underwriters exercised their over-allotment option to purchase an additional 3,015,000 shares. In conjunction with these transactions, we sold 7,600,000 primary shares of our common stock in exchange for net proceeds of approximately $54.3 million. Approximately $42.7 million of the net proceeds were used to redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

Dividends

     On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

     We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, the senior credit facility and the indenture governing the outstanding senior subordinated notes place limitations on the ability to pay cash dividends or make other distributions in respect of the common stock. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

8. Stock-Based Compensation Plans

     All of the remaining outstanding stock options issued under our 1996 Stock Incentive Plan, or the 1996 Plan, vest ratably over four years from the date of grant with an exercise price of $0.50 and expire in 2010, 10 years from the date of grant. The 1996 Plan was amended in 2001, which provided that no additional incentive or nonqualified stock options may be granted. At December 31, 2004, options to purchase 516,880 shares of common stock were outstanding under the 1996 Plan.

     In August 2001, our Board of Directors approved the 2001 Stock Incentive Plan, or the 2001 Plan, that provides for the granting of incentive or nonqualified stock options to directors, officers, key employees or consultants of our company. Stock options issued under the 2001 Plan expire on the date designated by our company’s Compensation Committee, which our Board of Directors has designated as the administrator of the 2001 Plan, but in no event more than 10 years from date of grant. In 2004, the 2001 Plan was amended to increase the number of shares reserved and authorized for issuance to 7,000,000. At December 31, 2004, options to purchase 4,588,653 shares of our common stock were outstanding under the 2001 Plan.

     The table below summarizes the transactions in our stock option plans (in thousands, except per share amounts):

		Option Exercise	Weighted Avg.
		Price	Exercise Price
	Shares	Per Share	Per Share
Options outstanding at December 31, 2001	1,268	$0.50	$0.50
Granted	2,700	$6.26 - $7.00	$6.98
Exercised	(58)	$0.50	$0.50
Canceled	(6)	$0.50	$0.50

Options outstanding at December 31, 2002	3,904	$0.50 - $7.00	$4.99
Granted	120	$7.48 - $7.97	$7.89
Exercised	(300)	$0.50	$0.50
Canceled	(38)	$0.50 - $7.00	$5.58

Options outstanding at December 31, 2003	3,686	$0.50 - $7.97	$5.44
Granted	2,232	$15.33 - $19.40	$17.55
Exercised	(762)	$0.50 - $7.00	$3.83
Canceled	(50)	$0.50 - $7.00	$6.13

Options outstanding at December 31, 2004	5,106	$0.50 - $19.40	$10.96

     The following table summarizes information about the options outstanding at December 31, 2004 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable
		Weighted Avg.
		Remaining
	Number	Contractual	Weighted Avg.	Number	Weighted Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.50	517	5.7	$0.50	517	$0.50
$6.26 - $7.97	2,357	7.9	$7.02	1,179	$7.00
$15.33 - $19.40	2,232	6.1	$17.55	—	—

9. Commitments and Contingencies

a. Leases

     We operate many of our animal hospitals from premises that are leased from the hospitals’ previous owners under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

     The future minimum lease payments on operating leases at December 31, 2004, including renewal option periods, are as follows (in thousands):

2005	$22,964
2006	22,811
2007	22,705
2008	22,433
2009	22,135
Thereafter	257,358

Total	$370,406

     Rent expense totaled $21.1 million, $16.4 million and $14.2 million in 2004, 2003 and 2002, respectively. Rental income totaled $428,000, $367,000 and $392,000 in 2004, 2003 and 2002, respectively.

b. Purchase Commitments

     Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $14.7 million of products through 2009.

c. Earn-out Payments

     In connection with certain acquisitions, we assumed certain contractual arrangements whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria over periods of one to three years, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to make cash payments in 2005 and 2006 of approximately $2.4 million and $2.2 million, respectively.

d. Holdbacks

     In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts held accrue interest not to exceed 7% per annum and are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2004 and 2003 was $1.1 million and $3.0 million, respectively, and are included in other accrued liabilities.

e. Officers’ Compensation

     Each of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President of Development have entered into employment agreements with our company. The agreements also call for annual bonuses based on annual performance goals to be set by our compensation committee of the Board of Directors.

     As of any given date, unless any of those agreements are sooner terminated pursuant to their respective provisions, the Chief Executive Officer has five years remaining under the term of his employment agreement, the Chief Operating Officer has three years remaining under the term of his employment agreement, and the Chief Financial Officer has two years remaining under the term of his employment agreement. Our Senior Vice President of Development’s employment agreement expired September 2004, and his employment with us continues at-will. In the event our Senior Vice President’s employment is terminated for any reason other than cause, that officer is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites. In addition, these employment agreements provide for certain payments in the event an officer’s employment with our company is terminated.

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

f. State Laws

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of December 31, 2004, we operated 100 animal hospitals in 12 states with these laws, including 23 in New York and 26 in Texas. In two of these states, we operated a mobile imaging service. We may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect, particularly if we were unable to restructure its operations to comply with the requirements of that state.

     All of the states in which we operate impose various registration requirements. To fulfill these requirements, each facility has been registered with appropriate governmental agencies and, where required, has appointed a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in our clinics are required to maintain valid state licenses to practice.

g. Other Contingencies

     We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10. Write-Down and Loss (Gain) on Sale of Assets

     The following table summarizes our activities related to the write-down and loss (gain) on sale of assets (in thousands):

	2004	2003	2002
Carrying value of assets sold	$436	$816	$1,699
Carrying value of assets written off	—	392	—
Cash received	(377)	(547)	(1,799)
Other consideration received	—	(71)	—

Write-down and loss (gain) on sale of assets	$59	$590	$(100)

11. Income Taxes

     The provision for income taxes is comprised of the following (in thousands):

	2004	2003	2002
Federal:
Current	$29,021	$17,036	$2,543
Deferred	6,416	7,528	10,143

	35,437	24,564	12,686

State:
Current	6,739	4,485	2,575
Deferred	875	1,328	1,385

	7,614	5,813	3,960

	$43,051	$30,377	$16,646

     The net deferred income tax assets (liabilities) at December 31, 2004 and 2003 is comprised of (in thousands):

	2004	2003
Current deferred income tax assets (liabilities):
Accounts receivable	$3,012	$2,580
State taxes	1,442	126
Other liabilities and reserves	4,956	7,313
Start-up costs	66	66
Other assets	478	(320)
Inventory	1,518	1,275

Total current deferred income tax assets, net	$11,472	$11,040

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$2,217	$2,605
Write-down of assets	1,256	1,806
Start-up costs	344	302
Other assets	4,616	3,060
Intangible assets	(35,802)	(29,171)
Property and equipment	(1,921)	(529)
Unrealized loss on investments	2,043	2,050
Valuation allowance	(4,267)	(4,655)

Total non-current deferred income tax liabilities, net	$(31,514)	$(24,532)

     Under the Tax Reform Act of 1986, the utilization of Federal net operating loss, or NOL, carryforwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that past mergers caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment related expenditures where the realization of this deduction is uncertain at this time.

     At December 31, 2004, we had Federal NOL carryforwards of approximately $5.4 million, comprised mainly of NOL carryforwards acquired in the past. We expect to utilize all of these loss carryforwards. These NOLs expire at various dates through 2010.

     A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	2004	2003	2002
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Effect of amortization of intangibles	0.1	0.3	0.7
State taxes, net of Federal benefit	5.2	5.7	6.4
Effect of change in state tax rate and other	0.2	—	—
Additional federal taxes	—	1.6	5.4
Litigation charges	(0.4)	—	1.8
Valuation allowance	—	(1.6)	(5.4)
Miscellaneous	0.3	0.2	0.5

	40.4%	41.2%	44.4%

12. 401(k) Plan

     In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.3 million, $683,000 and $746,000 in 2004, 2003 and 2002, respectively.

13. Lines of Business

     In 2004, we had four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. Prior to the three months ended December 31, 2004, we did not have Medical Technology as a reportable segment as we acquired it on October 1, 2004. These segments are strategic business units that have different products, services and functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides testing services for veterinarians both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment supplies ultrasound and digital radiography equipment to the veterinary industry. Corporate provides selling, general and administrative support for the other segments and recognized revenue associated with a consulting agreement in 2002.

     The accounting policies of our segments are the same as those described in the summary of significant accounting policies. We evaluate the performance of our segments based on gross profit. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
2004
Revenue	$200,441	$481,023	$6,090	$—	$(13,465)	$674,089
Direct costs	112,661	387,477	3,885	—	(13,465)	490,558

Gross profit	87,780	93,546	2,205	—	—	183,531
Selling, general and administrative expense	12,660	12,761	1,842	20,994	—	48,257
Write-down and loss on sale of assets	1	58	—	—	—	59

Operating income (loss)	$75,119	$80,727	$363	$(20,994)	$—	$135,215

Total assets	$135,600	$503,485	$35,198	$67,817	$—	$742,100
Capital expenditures	$7,392	$14,561	$195	$1,806	$—	$23,954

2003
Revenue	$178,812	$376,040	$—	$—	$(10,187)	$544,665
Direct costs	103,026	302,014	—	—	(10,187)	394,853

Gross profit	75,786	74,026	—	—	—	149,812
Selling, general and administrative expense	11,431	10,329	—	16,942	—	38,702
Write-down and loss on sale of assets	151	319	—	120	—	590

Operating income (loss)	$64,204	$63,378	$—	$(17,062)	$—	$110,520

Total assets	$130,799	$374,940	$—	$49,064	$—	$554,803
Capital expenditures	$3,406	$10,349	$—	$1,678	$—	$15,433

2002
Revenue	$154,436	$334,041	$—	$1,500	$(9,109)	$480,868
Direct costs	90,808	269,216	—	—	(9,109)	350,915

Gross profit	63,628	64,825	—	1,500	—	129,953
Selling, general and administrative expense	10,307	9,823	—	18,467	—	38,597
Loss (gain) on sale of assets	27	(11)	—	(116)	—	(100)

Operating income (loss)	$53,294	$55,013	$—	$(16,851)	$—	$91,456

Total assets	$117,443	$350,980	$—	$39,005	$—	$507,428
Capital expenditures	$6,329	$10,254	$—	$1,329	$—	$17,912

     The following is a reconciliation between total segment operating income after eliminations and consolidated income before provision for income taxes as reported on the consolidated statements of operations (in thousands):

	2004	2003	2002
Total segment operating income after elimination	$135,215	$110,520	$91,456
Interest expense	26,223	26,474	39,736
Interest income	731	387	532
Debt retirement costs	880	9,118	12,840
Minority interest in income of subsidiaries	2,558	1,633	1,781
Other (income) expense	(338)	(118)	145

Income before provision for income taxes	$106,623	$73,800	$37,486

14. Condensed, Consolidating Information

     We have a legal structure comprised of a holding company and an operating company. VCA is our holding company, or commonly referred to as our parent company. Vicar Operating, Inc., or Vicar, is our operating company and is wholly owned by VCA. Vicar owns the capital stock of all of our subsidiaries.

     The borrowings under our senior credit facility are secured obligations owed by Vicar. These borrowings are guaranteed by VCA, and its wholly-owned subsidiaries. Vicar may borrow up to $50 million under a revolving line of credit under the senior credit facility. Vicar’s obligations under the senior credit facility are secured by the assets of VCA and its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interests of VCA’s wholly-owned subsidiaries.

     The borrowings under our 9.875% senior subordinated notes are general unsecured obligations owed by Vicar. These notes are unconditionally guaranteed on a senior subordinated basis by VCA and its wholly-owned subsidiaries.

     Our partnerships may elect to serve as guarantors of our obligations, however, none of our partnerships have elected to do so. The partnerships are referred to as Non-Guarantor Subsidiaries in the following financial statements.

     Vicar conducts all of its business through and derives virtually all of its income from its subsidiaries. Therefore, Vicar’s ability to make required payments with respect to its indebtedness and other obligations depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries.

     See Footnote 5., Long-Term Obligations, for more information about our long-term debt obligations.

     For the years ended December 31, 2004, 2003 and 2002, VCA did not receive any cash dividends from its consolidated subsidiaries.

     This condensed financial information has been prepared from the books and records maintained by VCA, Vicar, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The condensed financial information may not necessarily be indicative of results of operations or financial position had the Guarantor subsidiaries and the Non-Guarantor Subsidiaries operated as independent entities. The separate financial statements of the Guarantor Subsidiaries are not presented because we determined they would not be material to investors.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2004
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$27,947	$2,944	$73	$—	$30,964
Restricted cash	—	1,250	—	—	—	1,250
Trade accounts receivable, net	—	11	28,220	705	—	28,936
Inventory	—	—	9,955	493	—	10,448
Prepaid expenses and other	—	3,774	2,205	296	—	6,275
Deferred income taxes	—	11,472	—	—	—	11,472
Prepaid income taxes	—	10,830	—	—	—	10,830

Total current assets	—	55,284	43,324	1,567	—	100,175
Property and equipment, net	—	6,544	110,843	2,516	—	119,903
Other assets:
Goodwill	—	—	467,819	31,325	—	499,144
Other intangible assets, net	—	—	10,979	681	—	11,660
Deferred financing costs, net	—	4,052	—	—	—	4,052
Notes receivable, net	30	1,897	1,718	2,774	(1,516)	4,903
Other	—	10	2,253	—	—	2,263
Investment in subsidiaries	266,827	404,414	32,117	—	(703,358)	—

Total assets	$266,857	$472,201	$669,053	$38,863	$(704,874)	$742,100

Current liabilities:
Current portion of long-term obligations	$—	$4,896	$1,147	$101	$(101)	$6,043
Accounts payable	—	9,644	5,922	—	—	15,566
Accrued payroll and related liabilities	—	12,283	7,131	436	—	19,850
Accrued interest	—	1,425	153	—	—	1,578
Other accrued liabilities	—	12,651	9,234	(11)	—	21,874

Total current liabilities	—	40,899	23,587	526	(101)	64,911

Long-term obligations, less current portion	—	390,160	2,101	—	(1,415)	390,846
Deferred income taxes	—	29,443	2,071	—	—	31,514
Other liabilities	—	6,263	6,652	—	—	12,915
Intercompany payable/(receivable)	34,098	(261,391)	230,228	(2,935)	—	—
Minority interest	—	—	—	—	9,155	9,155

Stockholders’ equity:
Common stock	82	—	—	—	—	82
Additional paid-in capital	251,412	—	—	—	—	251,412
Accumulated equity (deficit)	(18,759)	266,793	404,414	41,272	(712,479)	(18,759)
Accumulated other comprehensive income	34	34	—	—	(34)	34
Notes receivable from stockholders	(10)	—	—	—	—	(10)

Total stockholders’ equity	232,759	266,827	404,414	41,272	(712,513)	232,759

Total liabilities and stockholders’equity	$266,857	$472,201	$669,053	$38,863	$(704,874)	$742,100

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING BALANCE SHEETS
As of December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$14,883	$2,244	$110	$—	$17,237
Trade accounts receivable, net	—	6	21,790	539	—	22,335
Inventory	—	—	5,215	376	—	5,591
Prepaid expenses and other	—	2,607	1,013	221	—	3,841
Deferred income taxes	—	11,040	—	—	—	11,040
Prepaid income taxes	—	7,266	—	—	—	7,266

Total current assets	—	35,802	30,262	1,246	—	67,310
Property and equipment, net	—	6,692	90,933	1,536	—	99,161
Other assets:
Goodwill	—	—	351,130	22,108	—	373,238
Other intangible assets, net	—	—	4,116	576	—	4,692
Notes receivable, net	30	1,927	880	2,296	(915)	4,218
Deferred financing costs, net	—	4,601	—	—	—	4,601
Other	—	12	1,571	—	—	1,583
Investment in subsidiaries	203,141	313,565	25,109	—	(541,815)	—

Total assets	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

Current liabilities:
Current portion of long-term obligations	$—	$1,544	$859	$—	$—	$2,403
Accounts payable	—	7,295	1,913	—	—	9,208
Accrued payroll and related liabilities	—	7,837	7,541	338	—	15,716
Accrued interest	—	1,517	16	5	—	1,538
Other accrued liabilities	—	10,590	4,423	(7)	—	15,006

Total current liabilities	—	28,783	14,752	336	—	43,871

Long-term obligations, less current portion	—	314,451	1,530	—	(915)	315,066
Deferred income taxes	—	24,532	—	—	—	24,532
Other liabilities	—	3,216	2,176	—	—	5,392
Intercompany payable/ receivable	41,248	(211,524)	171,978	(1,702)	—	—
Minority interest	—	—	—	—	4,019	4,019
Preferred stock	—	—	—	—	—	—

Stockholders’ equity:
Common stock	81	—	—	—	—	81
Additional paid-in capital	244,271	—	—	—	—	244,271
Accumulated equity (deficit)	(82,331)	203,223	313,565	29,128	(545,916)	(82,331)
Accumulated other comprehensive loss	(82)	(82)	—	—	82	(82)
Notes receivable from stockholders	(16)	—	—	—	—	(16)

Total stockholders’ equity	161,923	203,141	313,565	29,128	(545,834)	161,923

Total liabilities and stockholders’ equity	$203,171	$362,599	$504,001	$27,762	$(542,730)	$554,803

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2004
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$621,293	$54,337	$(1,541)	$674,089
Direct costs	—	—	449,310	42,789	(1,541)	490,558

Gross profit	—	—	171,983	11,548	—	183,531
Selling, general and administrative expense	—	20,994	25,359	1,904	—	48,257
Loss (gain) on sale of assets	—	—	60	(1)	—	59

Operating income (loss)	—	(20,994)	146,564	9,645	—	135,215
Interest expense, net	(3)	25,448	318	(271)	—	25,492
Minority interest in income of subsidiaries	—	—	—	—	2,558	2,558
Debt retirement costs	—	880	—	—	—	880
Other income	—	(338)	—	—	—	(338)
Equity in income of subsidiaries	63,570	90,849	7,358	—	(161,777)	—

Income before provision (benefit) for income taxes	63,573	43,865	153,604	9,916	(164,335)	106,623
Provision (benefit) for income taxes	1	(19,705)	62,755	—	—	43,051

Net income	$63,572	$63,570	$90,849	$9,916	$(164,335)	$63,572

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$504,089	$41,527	$(951)	$544,665
Direct costs	—	—	362,953	32,851	(951)	394,853

Gross profit	—	—	141,136	8,676	—	149,812
Selling, general and administrative expense	—	16,942	20,231	1,529	—	38,702
Write down and loss on sale of assets	—	120	470	—	—	590

Operating income (loss)	—	(17,062)	120,435	7,147	—	110,520
Interest expense, net	523	25,203	551	(190)	—	26,087
Minority interest in income of subsidiaries	—	—	—	—	1,633	1,633
Debt retirement costs	7,417	1,701	—	—	—	9,118
Other income	—	(118)	—	—	—	(118)
Equity in income of subsidiaries	48,108	73,894	5,704	—	(127,706)	—

Income before provision (benefit) for income taxes	40,168	30,046	125,588	7,337	(129,339)	73,800
Provision (benefit) for income taxes	(3,255)	(18,062)	51,694	—	—	30,377

Net income	$43,423	$48,108	$73,894	$7,337	$(129,339)	$43,423

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$1,500	$439,007	$41,269	$(908)	$480,868
Direct costs	—	—	319,314	32,509	(908)	350,915

Gross profit	—	1,500	119,693	8,760	—	129,953
Selling, general and administrative expense	—	18,467	18,721	1,409	—	38,597
Loss (gain) on sale of assets	—	(116)	13	3	—	(100)

Operating income (loss)	—	(16,851)	100,959	7,348	—	91,456
Interest expense, net	8,679	30,552	93	(120)	—	39,204
Minority interest in income of subsidiaries	—	—	—	—	1,781	1,781
Debt retirement costs	5,863	6,977	—	—	—	12,840
Other expense	—	145	—	—	—	145
Equity in income of subsidiaries	29,420	60,217	5,687	—	(95,324)	—

Income before provision (benefit) for income taxes	14,878	5,692	106,553	7,468	(97,105)	37,486
Provision (benefit) for income taxes	(5,962)	(23,728)	46,336	—	—	16,646

Net income	$20,840	$29,420	$60,217	$7,468	$(97,105)	$20,840

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(In Thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$63,572	$63,570	$90,849	$9,916	$(164,335)	$63,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(63,570)	(90,849)	(7,358)	—	161,777	—
Depreciation and amortization	—	1,542	13,500	773	—	15,815
Amortization of deferred financing costs and debt discount	—	743	4	—	—	747
Provision for uncollectible accounts	—	—	2,860	551	—	3,411
Debt retirement costs	—	880	—	—	—	880
Loss (gain) on sale of assets	—	—	60	(1)	—	59
Tax benefit from stock options exercised	—	4,229	—	—	—	4,229
Other	—	—	(564)	—	—	(564)
Minority interest in income of subsidiaries	—	—	—	—	2,558	2,558
Distributions to minority interest partners	—	(2,188)	—	—	—	(2,188)
Decrease (increase) in trade accounts receivable	—	(5)	(7,804)	(717)	—	(8,526)
Decrease (increase) in inventory, prepaid expenses and other assets	—	(1,049)	(1,672)	(192)	—	(2,913)
Increase (decrease) in accounts payable and other accrued liabilities	—	4,410	673	(4)	—	5,079
Increase (decrease) in accrued payroll and related liabilities	—	4,446	(5,589)	98	—	(1,045)
Increase (decrease) in accrued interest	—	(92)	20	(5)	—	(77)
Decrease (increase) in prepaid income taxes	—	(3,635)	—	—	—	(3,635)
Decrease (increase) in deferred income tax assets	—	627	—	—	—	627
Increase (decrease) in deferred income tax liabilities	—	8,330	—	—	—	8,330
Increase in intercompany payable / (receivable)	(2,921)	90,360	(76,983)	(10,456)	—	—

Net cash provided by (used in) operating activities	(2,919)	81,319	7,996	(37)	—	86,359

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(121,229)	—	—	—	(121,229)
Real estate acquired in connection with business acquisitions	—	(5,491)	—	—	—	(5,491)
Property and equipment additions	—	(16,409)	(7,545)	—	—	(23,954)
Proceeds from sale of assets	—	375	2	—	—	377
Other	6	175	247	—	—	428

Net cash provided by (used in) investing activities	6	(142,579)	(7,296)	—	—	(149,869)

Cash flows from financing activities:
Repayment of long-term obligations including redemption fees	—	(373,478)	—	—	—	(373,478)
Proceeds from the issuance of long-term debt	—	448,875	—	—	—	448,875
Payment of financing costs	—	(1,073)	—	—	—	(1,073)
Proceeds from issuance of common stock under stock option plans	2,913	—	—	—	—	2,913

Net cash provided by financing activities	2,913	74,324	—	—	—	77,237

Increase (decrease) in cash and cash equivalents	—	13,064	700	(37)	—	13,727
Cash and cash equivalents at beginning of period	—	14,883	2,244	110	—	17,237

Cash and cash equivalents at end of period	$—	$27,947	$2,944	$73	$—	$30,964

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$43,423	$48,108	$73,894	$7,337	$(129,339)	$43,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(48,108)	(73,894)	(5,704)	—	127,706	—
Depreciation and amortization	—	1,512	12,139	635	—	14,286
Amortization of deferred financing costs and debt discount	14	821	—	—	—	835
Provision for uncollectible accounts	—	—	2,567	330	—	2,897
Debt retirement costs	7,417	1,701	—	—	—	9,118
Tax benefit from stock options exercised	—	901	—	—	—	901
Other	—	—	347	—	—	347
Write-down of assets	—	—	392	—	—	392
Loss on sale of assets	—	120	78	—	—	198
Minority interest in income of subsidiaries	—	—	—	—	1,633	1,633
Distributions to minority interest partners	—	(1,723)	—	—	—	(1,723)
Increase in accounts receivable	—	(1)	(3,031)	(232)	—	(3,264)
Decrease (increase) in inventory, prepaid expenses and other assets	109	(44)	(880)	(52)	—	(867)
Increase (decrease) in accounts payable and other accrued liabilities	—	772	(2,975)	(22)	—	(2,225)
Increase in accrued payroll and related liabilities	—	769	202	11	—	982
Increase (decrease) in accrued interest	—	(30)	(2)	5	—	(27)
Decrease in prepaid income taxes	—	348	—	—	—	348
Increase in deferred income tax assets	—	(1,512)	—	—	—	(1,512)
Increase in deferred income tax liabilities	—	10,365	—	—	—	10,365
Increase in intercompany payable / receivable	(15,132)	96,119	(72,939)	(8,048)	—	—

Net cash provided by (used in) operating activities	(12,277)	84,332	4,088	(36)	—	76,107

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(30,749)	—	—	—	(30,749)
Real estate acquired in connection with business acquisitions	—	(589)	—	—	—	(589)
Property and equipment additions, net	—	(12,027)	(3,406)	—	—	(15,433)
Proceeds from sale of assets	—	529	18	—	—	547
Other	(6)	(1,243)	311	—	—	(938)

Net cash used in investing activities	(6)	(44,079)	(3,077)	—	—	(47,162)

Cash flows from financing activities:
Repayment of long-term obligations, including redemption fees	(41,808)	(168,668)	—	—	—	(210,476)
Proceeds from the issuance of long-term debt	—	146,442	—	—	—	146,442
Repayments under revolving credit facility	—	(7,500)	—	—	—	(7,500)
Payment of deferred financing and recapitalization costs	(382)	(727)	—	—	—	(1,109)
Proceeds from issuance of common stock under stock option plans	150	—	—	—	—	150
Proceeds from issuance of common stock	54,323	—	—	—	—	54,323

Net cash provided by (used in) financing activities	12,283	(30,453)	—	—	—	(18,170)

Increase (decrease) in cash and cash equivalents	—	9,800	1,011	(36)	—	10,775
Cash and cash equivalents at beginning of period	—	5,083	1,233	146	—	6,462

Cash and cash equivalents at end of period	$—	$14,883	$2,244	$110	$—	$17,237

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$20,840	$29,420	$60,217	$7,468	$(97,105)	$20,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(29,420)	(60,217)	(5,687)	—	95,324	—
Depreciation and amortization	—	1,382	10,466	705	—	12,553
Amortization of deferred financing costs and debt discount	(53)	1,571	—	—	—	1,518
Provision for uncollectible accounts	—	—	2,853	433	—	3,286
Debt retirement costs	5,863	6,977	—	—	—	12,840
Interest paid in kind on 15.5% senior notes	8,467	—	—	—	—	8,467
Loss (gain) on sale of assets	—	(116)	13	3	—	(100)
Tax benefit from stock options exercised	—	72	—	—	—	72
Minority interest in income of subsidiaries	—	—	—	—	1,781	1,781
Distributions to minority interest partners	—	(1,824)	—	—	—	(1,824)
Increase in accounts receivable	—	(5)	(5,032)	(736)	—	(5,773)
Decrease (increase) in inventory, prepaid expenses and other assets	181	(1,700)	(718)	9	—	(2,228)
Increase (decrease) in accounts payable and other accrued liabilities	—	3,025	1,650	(16)	—	4,659
Increase in accrued payroll and related liabilities	—	2,049	894	74	—	3,017
Increase (decrease) in accrued interest	—	(707)	18	—	—	(689)
Increase in prepaid income taxes	—	(4,832)	—	—	—	(4,832)
Increase in deferred income tax assets	—	(2,164)	—	—	—	(2,164)
Increase in deferred income tax liabilities	—	15,699	—	—	—	15,699
Increase in intercompany payable / receivable	27,200	41,093	(60,123)	(8,170)	—	—

Net cash provided by (used in) operating activities	33,078	29,723	4,551	(230)	—	67,122

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	—	(28,321)	—	—	—	(28,321)
Property and equipment additions, net	—	(11,583)	(6,329)	—	—	(17,912)
Proceeds from sale of assets	—	1,799	—	—	—	1,799
Other	(24)	1,113	(249)	—	—	840

Net cash used in investing activities	(24)	(36,992)	(6,578)	—	—	(43,594)

Cash flows from financing activities:
Repayment of long-term obligations including redemption fees	(33,000)	(162,976)	—	—	—	(195,976)
Proceeds from the issuance of long-term debt	—	168,061	—	—	—	168,061
Borrowings under revolving credit facility	—	7,500	—	—	—	7,500
Payment of deferred financing and recapitalization costs	(83)	(3,700)	—	—	—	(3,783)
Proceeds from issuance of common stock under stock option plans	29	—	—	—	—	29

Net cash provided by (used in) financing activities	(33,054)	8,885	—	—	—	(24,169)

Increase (decrease) in cash and cash equivalents	—	1,616	(2,027)	(230)	—	(641)
Cash and cash equivalents at beginning of period	—	3,467	3,260	376	—	7,103

Cash and cash equivalents at end of period	$—	$5,083	$1,233	$146	$—	$6,462

15. Subsequent Events

     From January 1, 2005 through March 11, 2005, we have acquired 6 animal hospitals for an aggregate consideration of $11.9 million, consisting of $11.2 million in cash and the assumption of liabilities of $725,000.

     We are in negotiations to acquire additional hospitals in 2005.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and		Other	at End
	Period	Expenses	Write-offs	(1)	of Period
Year ended December 31, 2004
Allowance for uncollectible accounts (2)	$6,744	$3,411	$(3,056)	$656	$7,755

Year ended December 31, 2003
Allowance for uncollectible accounts (2)	$6,470	$2,897	$(2,897)	$274	$6,744

Year ended December 31, 2002
Allowance for uncollectible accounts (2)	$5,304	$3,286	$(2,381)	$261	$6,470

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.	CONTROLS AND PROCEDURES

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed or furnished with the SEC.

   Management’s Annual Report on Internal Control Over Financial Reporting

     Our management does not expect that our control system will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Our management’s report on internal control over financial reporting, and the related report of our independent public accounting firm, are included in our annual report on Form 10-K under Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

   Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2004, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we implemented or revised certain internal control procedures which affect financial reporting. The changes enhanced controls already in place or introduced new controls implemented to remove or reduce reliance on compensating controls. The most significant changes were made in the area of inventory and information technology systems.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers will appear in the proxy statement for the 2005 annual meeting of stockholders and is incorporated herein by this reference. The proxy statement will be filed with the SEC within 120 days following December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear in the proxy statement for the 2005 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2005 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2005 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal accountant fees and services will appear in the proxy statement for the 2005 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	FINANCIAL STATEMENTS — See Item 8 of this annual report on Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — See Item 8 of this annual report on Form 10-K.

(2)	SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS — See Item 8 of this annual report on Form 10-K.

(3)	EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

3.2	Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.3	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.4	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q filed August 6, 2004.

4.1	Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.

10.1	Credit and Guaranty Agreement, dated as of September 20, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

10.2	First Amendment to Credit and Guaranty Agreement, dated as of October 23, 2000, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.10 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

10.3	Second Amendment to Credit and Guaranty Agreement, dated as of November 16, 2001, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.11 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

10.4	Third Amendment to Credit and Guaranty Agreement, dated as of March 20, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-3 filed January 10, 2003.

10.5	Fourth Amendment to Credit and Guaranty Agreement, dated as of August 29, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 99.2 to the Registrant’s current report on Form 8-K filed September 3, 2002.

10.6	Fifth Amendment to Credit and Guaranty Agreement, dated as of October 24, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 25, 2002.

Number	Exhibit Description
10.7	Sixth Amendment to Credit and Guaranty Agreement, dated as of December 20, 2002, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-3 filed January 10, 2003.

10.8	Seventh Amendment to Credit and Guaranty Agreement, dated as of January 29, 2003, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.17 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.

10.9	Eighth Amendment to Credit and Guaranty Agreement, dated as of August 19, 2003, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners, L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed August 21, 2003.

10.10	Amended and Restated Credit and Guaranty Agreement, dated as of June 1, 2004, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2004.

10.11	Second Amended and Restated Credit and Guaranty Agreement, dated as of December 1, 2004, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 1, 2004.

10.12	Indenture, dated as of November 27, 2001, by and between Vicar Operating, Inc., the Guarantors (as defined therein), and Chase Manhattan Bank and Trust Company, National Association. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-4 filed February 1, 2002.

10.13	Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

10.14	Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.15	Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.

10.16*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.17*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

Number	Exhibit Description
10.18*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.19*	Employment Agreement, dated as of September 20, 2000, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.20*	Letter Agreement, dated as of March 3, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed March 27, 2003.

10.21*	Amendment No. 1 to Employment Agreement, dated March 25, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.6 to the Registrant’s annual report on Form 10-K filed March 27, 2003.

10.22*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.23*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.24*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.25*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.26*	Summary of Board of Directors Compensation.

10.27*	Summary of Executive Officers’ Compensation.

10.28*	Summary of Cash Bonus Plan for Executive Officers.

10.29	Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.30	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

10.31	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.32	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.

14.1	Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

21.1	Subsidiaries of Registrant.

Number	Exhibit Description
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

VCA Antech, Inc.
By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Vice President and Secretary

     KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Antin and Tomas W. Fuller, or any one of them, their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert L. Antin	Chairman of the Board, President and Chief	March 15, 2005
Robert L. Antin	Executive Officer

/s/ Tomas W. Fuller	Chief Financial Officer, Vice President and Secretary	March 15, 2005
Tomas W. Fuller

/s/ Dawn R. Olsen	Principal Accounting Officer, Vice	March 15, 2005
Dawn R. Olsen	President and Controller

/s/ John M. Baumer	Director	March 15, 2005
John M. Baumer

/s/ John Heil	Director	March 15, 2005
John Heil

/s/ Frank Reddick	Director	March 15, 2005
Frank Reddick

/s/ John B. Chickering, Jr.	Director	March 15, 2005
John B. Chickering, Jr.

*By:	Director

Attorney-in-Fact