Form 10-K/A
period 2004-12-31
VCA ANTECH INC
filed 2005-04-29
CIK 817366

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16783

                                VCA ANTECH, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                95-4097995
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)

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

                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|.

At June 30, 2004, there were outstanding 81,898,900 shares of the Common Stock of the registrant and the aggregate market value of the shares held on that date by non-affiliates of the registrant, based on the closing price ($22.41 per share) of the Registrant's Common Stock on the NASDAQ Stock Market's National Market, was $1.6 billion. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates;" this assumption is not to be deemed an admission by these persons that they are affiliates of registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common Stock, par value $0.001, 82,282,203 shares as of April 22, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons serve as our directors:

DIRECTORS                                 AGE                    PRESENT POSITION
---------                                 ---                    ----------------

CLASS I DIRECTORS
-----------------

John M. Baumer.......................      39    Director
Frank Reddick........................      52    Director

CLASS II DIRECTOR
-----------------

Robert L. Antin......................      55    Chairman of the Board of Directors

CLASS III DIRECTORS
-------------------

John B. Chickering, Jr...............      56    Director
John Heil............................      51    Director


The following persons serve as our executive officers:

EXECUTIVE OFFICERS                        AGE                   PRESENT POSITION
------------------                        ---                   ----------------
Robert L. Antin.......................     55    President and Chief Executive Officer
Arthur J. Antin.......................     58    Chief Operating Officer and Senior Vice
                                                 President
Neil Tauber...........................     54    Senior Vice President of Development
Tomas W. Fuller.......................     47    Chief Financial Officer, Vice President and
                                                 Secretary
Dawn R. Olsen.........................     46    Principal Accounting Officer, Vice President
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

JOHN M. BAUMER has served as our director since September 2000. Mr. Baumer is a partner of Leonard Green & Partners, where he has been employed since May 1999. Prior to joining Leonard Green & Partners, he served as a Vice President in the Corporate Finance Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ, in Los Angeles. Prior to joining DLJ in 1995, Mr. Baumer worked at Fidelity Investments and Arthur Andersen LLP. Mr. Baumer currently serves on the boards of directors of Rand McNally & Company, Inc., Intercontinental Art, Inc., Leslie's Poolmart, Inc., Phoenix Scientific, Inc. and FTD Group, Inc.

Mr. Baumer is a 1990 graduate of the University of Notre Dame. He received his MBA from the Wharton School at the University of Pennsylvania.

JOHN B. CHICKERING, JR. has served as one of our directors since April 2004 and previously served as a director from 1988 to 2000. Mr. Chickering is a certified public accountant, and is currently a private investor and independent consultant. Mr. Chickering served in a variety of executive positions within Time Warner, Inc. and Warner Bros., Inc. for eighteen years, most recently as the Vice President--Financial Administration for Warner Bros. International Television Distribution until February 1996. Prior to his employment at Warner Bros., Mr. Chickering served as a staff accountant at KPMG LLP from August 1975 to June 1977. Mr. Chickering holds an MBA degree with emphasis in accounting and finance from Cornell University.

JOHN HEIL has served as one of our directors since February 2002 and previously served as a director from 1995 to 2000. Mr. Heil currently serves as President of United Pet Group, Inc., a subsidiary of United Industries, which was recently acquired by Rayovac Corporation. Mr. Heil also currently serves on Rayovac's Executive Committee. Prior to joining United Pet Group, Mr. Heil spent twenty-five years with the H. J. Heinz Company in various general management and sales/marketing positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet Foods and Vice President Sales/Marketing of StarKist Seafood. Mr. Heil holds a BA degree in economics from Lycoming College.

FRANK REDDICK has served as one of our directors since February 2002. Since January 2001, Mr. Reddick has been a partner in Akin Gump Strauss Hauer & Feld LLP, a global, full service law firm. Mr. Reddick serves as a member of the firm's Management Committee and Chair of the Corporate and Securities Section of the Los Angeles office. Before joining Akin Gump Strauss Hauer & Feld LLP, Mr. Reddick served as chair of the corporate practice group and managing partner of the Los Angeles-based law firm of Troop Steuber Pasich Reddick & Tobey, L.L.P. Mr. Reddick is principally engaged in the practice of corporate and securities law, with a concentration on corporate finance, mergers and acquisitions, joint ventures and other strategic alliances. Mr. Reddick holds a JD from the University of California, Hastings College of the Law.

ARTHUR J. ANTIN, one of our founders, has served as our Chief Operating Officer and Senior Vice President since our inception. From 1986 until June 2004, Mr. Antin also served as our Secretary and as director. From October 1983 to September 1986, Mr. Antin served as Director of Marketing/Investor Relations of AlternaCare Corp. At AlternaCare Corp., Mr. Antin developed and implemented marketing strategies for a network of outpatient surgical centers. Mr. Antin received an MA in Community Health from New York University.

NEIL TAUBER, one of our founders, has served as our Senior Vice President of Development since our inception. From 1984 to 1986, Mr. Tauber served as the Director of Corporate Development at AlternaCare Corp. At AlternaCare Corp., Mr. Tauber was responsible for the acquisition of new businesses and syndication to hospitals and physician groups. From 1981 to 1984, Mr. Tauber served as Chief Operating Officer of MDM Services, a wholly owned subsidiary of Mediq, a publicly held health care company, where he was responsible for operating and developing a network of retail dental centers and industrial medical clinics. Mr. Tauber holds an MBA from Wagner College.

TOMAS W. FULLER joined us in January 1988 and served as Vice President and Controller until November 1990 when he became Chief Financial Officer. In June 2004, Mr. Fuller became Secretary. From 1980 to 1987, Mr. Fuller worked at Arthur Andersen LLP, the last two years of which he served as audit manager. Mr. Fuller received his BA in business/economics from the University of California at Los Angeles.

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

AUDIT COMMITTEE

The Audit Committee of our Board of Directors consists of John M. Baumer, John
B. Chickering, Jr. (Chairman) and John Heil, each an independent director and each financially literate as required by the Nasdaq National Market listing standards. Mr. Chickering is the Chairman of the Audit Committee. Our Board of Directors has affirmatively determined that Mr. Chickering qualifies as the "audit committee financial expert" as that term is defined in Item 401(h) of Regulation S-K of the Securities and Exchange Act of 1934.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms that they file. Based solely upon our review of copies of the forms received by us and written representations from certain reporting persons that they have complied or not complied with the relevant filings requirements, we believe that, during the year ended December 31, 2004, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements except for one Form 4 filed by Dawn R. Olsen, which reported one transaction.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Ethics and Business Conduct is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Ethics and Business Conduct is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Ethics and Business Conduct are posted on our website at http://investor.vcaantech.com/Corporate_Governance.cfm.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31 indicated below. We refer to these officers as the Named Executive Officers.



                                                                           LONG-TERM
                                                                           ---------
                                                                          COMPENSATION
                                                                          ------------
                                 ANNUAL COMPENSATION                         AWARDS;
                                 -------------------                         -------
                                                                           SECURITIES
                                                                           ----------
                                                                           UNDERLYING
                                                                           ----------
                                                            OTHER ANNUAL     OPTIONS          ALL OTHER
                                                           --------------    -------          ---------
NAME AND PRINCIPAL POSITION    YEAR   SALARY      BONUS    COMPENSATION(1)    (#)(2)       COMPENSATION(3)
---------------------------    -----  -------    -------   --------------   -----------    ---------------

Robert L. Antin (4)..........  2004 $562,432     $562,432                     425,000         $1,440
  Chairman of the Board,       2003  540,800      540,800                          --          1,320
  President and
  Chief Executive Officer      2002  517,691      520,000                     290,000          1,260

Arthur J. Antin (4)..........  2004  449,946      404,951                     175,000          1,440
  Chief Operating Officer      2003  432,640      389,376                          --          1,320
  and Senior Vice President    2002  414,153      374,400                     230,000          1,260

Neil Tauber (4)..............  2004  295,152      206,606                     175,000          1,440
  Senior Vice President of     2003  268,320      187,824                          --          1,320
  Development                  2002  256,845      180,600                     100,000          1,260

Tomas W. Fuller (4)..........  2004  264,368      185,058                     175,000          1,440
  Chief Financial Officer,     2003  254,200      177,940                          --          1,320
  Vice President and Secretary 2002  243,315      171,080                     170,000          1,260

Dawn R. Olsen................  2004  183,040       60,000                      40,000          1,186
  Principal Accounting         2003  173,325       27,456                          --          1,320
  Officer, Vice President
  & Controller                 2002  162,746       41,750                      50,000          1,260

---------------

(1) In accordance with SEC rules, disclosure is omitted where total Other Annual Compensation does not exceed $50,000. The Company provides each of Robert L. Antin, Arthur J. Antin and Tomas W. Fuller the use of a Company owned automobile and reimburses them for the cost of their automobile insurance in connection with their use of the automobile. The table below sets forth the total cost (including both business related and personal) to the Company of providing these benefits:

        NAME                2004     2003     2002
     ------------         -------  -------  --------
     Robert L. Antin      $33,713  $33,039  $26,513
     Arthur J. Antin       34,473   32,397   28,308
     Neil Tauber           28,821   27,171   23,379
     Tomas W. Fuller       18,780   20,025   21,025

     For disclosure puporses, the annual cost of the Company owned automobile was determined based on the Annual Lease Value as provided in the Internal Revenue Code.

     Pursuant to the terms of his employment agreement, Mr. Robert L. Antin is reimbursed for entertainment related business expenses which principally include tickets to cultural and sporting events, and totaled $91,517, $76,655 and $79,356 in 2004, 2003 and 2002, respectively. The costs of these activities are incurred in connection with his entertainment of customers, vendors, employees and strategic partners and are business-related and are not maintained as perquisites or otherwise for the personal benefit of Mr. Robert L. Antin. As a result, the Company has not included these costs in the Other Annual Compensation column.






     Taking into account the portion of the automobile costs allocated to personal use and the other perquisites provided to the executive officers, the perquisites did not exceed $50,000 in any of 2004, 2003 and 2002 and consequently are not included in the Other Annual Compensation column.

(2) All numbers reflect the number of shares of our common stock subject to options granted during the fiscal year indicated. The numbers of shares of our common stock subject to options granted during fiscal years 2002 and 2003 have been adjusted to reflect a 100% stock dividend paid by us in August.

(3)  All Other Compensation consists of Company contributions to the 401(k)
     Plan.

(4) For a description of the employment agreement between us and each officer, see "Employment and Severance Agreements" below.



OPTION/SAR GRANTS IN FISCAL 2004

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2004 to the Named Executive Officers.

                                                                                POTENTIAL
                                                                                ---------
                                      PERCENT OF                            REALIZABLE VALUE
                                      ----------                            ----------------
                                        TOTAL                               AT ASSUMED ANNUAL
                                        -----                               -----------------
                         NUMBER OF     OPTIONS                             RATES OF STOCK PRICE
                         ---------     -------                             --------------------
                         SECURITIES   GRANTED TO                               APPRECIATION
                         ----------   ----------                               ------------
                         UNDERLYING   EMPLOYEES                                 FOR OPTION
                         ----------   ---------                                 ----------
                          OPTIONS     IN FISCAL   EXERCISE OR   EXPIRATION        TERM(1)
                          -------     ---------   -----------   ----------        -------
         NAME             GRANTED        YEAR      BASE PRICE       DATE      5%          10%
         ----             -------        ----     -----------   ----------- --------------------
Robert L. Antin........  425,000(2)     17.9%        $19.40    10/19/10  $2,804,089  $6,361,520
Arthur J. Antin........  175,000(2)      7.4%        $19.40    10/19/10   1,154,625   2,619,450
Neil Tauber............  175,000(2)      7.4%        $19.40    10/19/10   1,154,625   2,619,450
Tomas W. Fuller........  175,000(2)      7.4%        $19.40    10/19/10   1,154,625   2,619,450
Dawn R. Olsen..........   40,000(3)      1.7%        $16.11     3/11/10     262,336     611,353

----------
(1) The potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future appreciation of the common stock.

(2)  All of these options vest on April 19, 2005.

(3) One-fifth of these options vest on each of September 1, 2005, September 1, 2006, and September 1, 2007, and the remaining two-fifths of these options vest on September 1, 2008.



AGGREGATED OPTION EXERCISES IN FISCAL 2004 AND OPTION VALUES AT FISCAL YEAR-END

The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options to purchase shares of our common stock during the fiscal year ended December 31, 2004, the number of shares of common stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based on the last reported sales price of our common stock on the Nasdaq Stock Market's National Market on December 31, 2004 ($19.54 per share).


                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                --------------------            --------------------
                       SHARES                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                       ------                  ----------------------         -----------------------
                      ACQUIRED     VALUE    OPTIONS AT FISCAL YEAR END (#)       FISCAL YEAR END ($)
                      --------     -----    ------------------------------   --------------------------
                        UPON      REALIZED
                        ----      --------  ------------------------------   --------------------------
NAME                EXERCISE (#)    ($)      EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
----                ------------  --------  ------------  ----------------   -----------  -------------
Robert L. Antin......         --         --      185,278     529,722         $2,323,383    $1,372,717
Arthur J. Antin......         --         --      192,634     258,056          2,712,621     1,066,017
Neil Tauber..........         --         --      101,389     211,111          1,515,167       477,333
Tomas W. Fuller......         --         --      148,611     236,389          2,123,583       794,317
Dawn R. Olsen........         --         --       69,958      66,042          1,176,278       463,763


DIRECTORS' COMPENSATION

We pay our non-employee directors $10,000 per year and $1,000 for each Board of Directors meeting attended in person or committee meeting attended in person which is not held on the same day as a Board of Directors meeting, including reimbursement for out-of-pocket expenses incurred in attending. We pay the Chairman of our Audit Committee an additional $10,000 per year. Upon appointment to the Board of Directors, each non-employee director receives an initial grant of options to purchase 30,000 shares of common stock at the fair market value of the common stock on the date of grant, which options vest in two equal annual installments on the first and second anniversary dates of the grant. In addition, each non-employee director receives an annual automatic grant of options to purchase 10,000 shares of common stock at the fair market value of the common stock on the date of grant, which options vest in full one year after the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2004, the Compensation Committee of our Board of Directors consisted of John M. Baumer and Frank Reddick. John B. Chickering, Jr., joined our Compensation Committee in April, 2004. None of these individuals was one of our officers or employees at any time during fiscal 2004. Mr. Reddick is a partner at Akin Gump Strauss Hauer & Feld LLP, which provided legal services to us during fiscal 2004 and is providing legal services to us in fiscal 2005. Nevertheless, Mr. Reddick is not disqualified from serving as an independent director on our Board under the Nasdaq National Market listing standard because of the relatively small amount of fees we paid to Akin Gump Strauss Hauer & Feld LLP in fiscal 2002, 2003 and 2004 in relation to our total revenues and the total revenues of Akin Gump Strauss Hauer & Feld LLP for the same periods. None of our executive officers served as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

EMPLOYMENT AND SEVERANCE AGREEMENTS

We have employment agreements with Robert L. Antin, Arthur J. Antin and Tomas W. Fuller, and we have a severance agreement with Neil Tauber.

ROBERT L. ANTIN. Mr. Antin's employment agreement, dated as of November 27, 2001, provides for Mr. Antin to serve as our Chairman of the Board, Chief Executive Officer and President for a term of five years from any given date, such that there shall always be a minimum of at least five years remaining under his employment agreement. The employment agreement provides for Mr. Antin to receive an annual base salary of $520,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the compensation committee. Mr. Antin also is entitled to specified perquisites.

If Mr. Antin's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Antin's estate his base salary during the scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Antin's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Antin), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Antin terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Antin terminates automatically, we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement plus an amount based on the greater of Mr. Antin's last annual bonus or the average of all bonuses paid to Mr. Antin under the employment agreement. In addition, we will accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Antin may exercise his options immediately upon termination and thereafter during the term of the option.

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

If Mr. Antin's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Antin's estate his base salary during the scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Antin's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Antin), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Antin terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Antin terminates automatically, we will pay Mr. Antin his remaining base salary during the remaining scheduled term of the employment agreement plus an amount based on the greater of Mr. Antin's last annual bonus or the average of all bonuses paid to Mr. Antin under the employment agreement. In addition, we will accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Antin may exercise his options immediately upon termination and thereafter during the full term of the option.

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

If Mr. Fuller's employment is terminated due to his death, the employment agreement provides that we will pay Mr. Fuller's estate his base salary during the scheduled term of the employment agreement, accelerate the vesting of his options and continue to provide family medical benefits. If Mr. Fuller's employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Fuller his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Fuller), accelerate the vesting of his options and continue to provide specified benefits and perquisites. In the case of termination due to death or disability, any unexercised options will remain exercisable for the full term.

If Mr. Fuller terminates the employment agreement for cause, if we terminate the employment agreement without cause or in the event of a change of control, in which event the employment of Mr. Fuller terminates automatically, we will pay Mr. Fuller his remaining base salary during the remaining scheduled term of the employment agreement plus an amount based on the greater of Mr. Fuller's last annual bonus or the average of all bonuses paid to Mr. Fuller under the employment agreement. In addition, we will accelerate the vesting of his options and continue to provide specified benefits and perquisites. In these circumstances, Mr. Fuller may exercise his options immediately upon termination and thereafter for the full term of the option.

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

In the event of a change of control and at our request, each of Messrs. Robert
L. Antin, Arthur J. Antin and Tomas W. Fuller is obligated to continue to serve under the same terms and conditions of his employment agreement for a period of up to 180 days following the termination date at his then-current base salary.

NEIL TAUBER. Mr. Tauber's employment agreement, dated as of September 20, 2000, as amended on March 25, 2003, expired on September 20, 2004. On March 3, 2003, we executed an agreement with Mr. Tauber which provides that, following the expiration of the term of Mr. Tauber's Employment Agreement, if Mr. Tauber's employment with us terminates for any reason other than for cause, then we will pay Mr. Tauber the amount he would have earned as base salary during the 12 months following the termination date (reduced by any amounts paid under any long-term disability insurance policy maintained by us for the benefit of Mr. Tauber) and continue to provide medical benefits for the 12 months following the termination date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2005, by:

     o    each of our directors;

     o    each of our Named Executive Officers;

     o    all of our directors and Named Executive Officers as a group; and

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

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 82,234,320 shares of common stock outstanding on March 31, 2005. Unless otherwise indicated, the address for each of the stockholders listed below is c/o VCA Antech, Inc., 12401 West Olympic Boulevard, Los Angeles, California 90064.



                                                                    NUMBER OF
                                                                    SHARES OF
                                                                  COMMON STOCK      PERCENT
                                                                  BENEFICIALLY   COMMON STOCK
                                                                    OWNED (1)     OUTSTANDING
                                                               ----------------- --------------
Select Equity Group, Inc. & Select Offshore Advisors, LLC (2)         7,249,834            8.8%
Morgan Stanley (3)...........................................         6,334,957            7.7
Franklin Resources, Inc. (4).................................         5,000,512            6.1
Robert L. Antin (5)..........................................         3,231,260            3.9
Arthur J. Antin (6)..........................................         1,311,110            1.6
Tomas W. Fuller (7)..........................................           518,020              *
Neil Tauber (8)..............................................           310,000              *
Dawn R. Olsen (9)............................................            82,125              *
John M. Baumer (10)..........................................           280,000              *
John B. Chickering, Jr. (11).................................            15,000              *
John A. Heil (12)............................................            50,000              *
Frank Reddick (13)...........................................            90,000              *
All directors and executive officers as a group
  (9 persons) (14)...........................................         5,387,515            6.4
* Indicates less than one percent.






-----------------------

(1) All share amounts have been adjusted to reflect a 100% stock dividend paid on August 25, 2004.
(2) Includes: (a) 5,638,199 shares of common stock held by Select Equity Group, Inc. and (b) 1,611,635 shares of common stock held by Select Offshore Advisors, LLC. George S. Loening is the controlling shareholder of each of these stockholders. The address for each stockholder and George S. Loening is 380 Lafayette Street, 6th Floor, New York, New York 10003. Information based on a Schedule 13G/A filed February 14, 2005.
(3) Includes 4,135,004 shares of common stock held by Morgan Stanley Investment Management, Inc., a business unit of Morgan Stanley. The address of Morgan Stanley is 1585 Broadway, New York, New York 10036. The address of Morgan Stanley Investment Management, Inc. is 1221 Avenue of the Americas, New York, New York 10020. Information based on a Schedule 13G filed February 15, 2005.
(4) Includes: (a) 4,970,512 shares of common stock held by Franklin Advisors, Inc. and (b) 30,000 shares of common stock held by Fiduciary Trust Company International. Franklin Resources, Inc. is the parent company of these entities. Charles B. Johnson and Rupert H. Johnson are controlling shareholders. The address of each entity and controlling shareholder is One Franklin Parkway, San Mateo, California 94403. Information based on a
     Schedule 13G filed February 14, 2005.
(5) Includes: (a) 500,000 shares held by family trusts established for the benefit of Mr. Robert L. Antin's family; and (b) 642,500 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before May 30, 2005.
(6) Includes: (a)500,000 shares held by Mr. Arthur J. Antin as trustee of family trusts established for the benefit of Mr. Robert L. Antin's family; and (c) 393,190 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(7) Includes 342,500 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(8) Includes 287,500 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(9) Consists of 82,125 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(10) John M. Baumer is a partner in Leonard Green & Partners, L.P., the parent of Green Equity Investors III, L.P., which owns 280,000 shares of our common stock. As such, Mr. Baumer may be deemed to have shared voting and investment power with respect to all shares held by Leonard Green & Partners, L.P. Mr. Baumer disclaims beneficial ownership of the securities held by Leonard Green & Partners, L.P., except to the extent of his pecuniary interest therein.
(11) Consists of 15,000 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(12) Consists of 50,000 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(13) Consists of 90,000 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.
(14) Includes 1,902,815 shares of common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or before May 30, 2005.


SUMMARY OF EQUITY COMPENSATION PLAN

The following table sets forth information concerning all equity compensation plans and individual compensation arrangements in effect during the fiscal year ended December 31, 2004.

                                                                              NUMBER OF
                                                                              ---------
                              NUMBER OF                                       SECURITIES
                              ---------                                       ----------
                           SECURITIES TO BE                              REMAINING AVAILABLE
                           ----------------                              -------------------
                             ISSUED UPON           WEIGHTED AVERAGE      FOR FUTURE ISSUANCE
                             -----------           ----------------      -------------------
                             EXERCISE OF          EXERCISE PRICE OF          UNDER EQUITY
                             -----------          -----------------          ------------
    PLAN CATEGORY        OUTSTANDING OPTIONS     OUTSTANDING OPTIONS      COMPENSATION PLANS
----------------------   ---------------------   ---------------------   ---------------------
Equity Compensation
Plans Approved by
Security Holders......        5,245,533                 $11.19                 1,808,000

Equity Compensation
Plans Not Approved
By Security Holders...            --                      --                      --


Total.................        5,245,533                 $11.19                 1,808,000



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

Except as disclosed in this amendment to our annual report on Form 10K/A, neither our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2004, or which is presently proposed.

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

STOCKHOLDERS' AGREEMENT AND PUBLIC OFFERINGS

On September 20, 2000, we entered into a stockholders agreement with each of our then stockholders, under which each party to the stockholders agreement has registration rights. In connection with these registration rights, we agreed to pay any expenses associated with any demand registrations or piggyback registrations.

In April 2004, pursuant to the registration rights granted in our stockholders agreement, we filed a shelf registration on Form S-3 which registered for sale the entire amount of shares of our common stock owned by an affiliate of Leonard Green & Partners, LP, or 13,693,874 shares. On May 18, 2004, Leonard Green & Partners, LP, sold 6,900,000 of these shares. Each of John M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners and served as one of our directors at the time of this transaction. On August, 2004, Leonard Green & Partners, LP, sold an additional 6,513,874 of these shares. John
M. Baumer is a partner of Leonard Green & Partners and served as one of our directors at the time of this transaction. All share amounts identified herein have been restated to reflect a 100% stock dividend paid on August 25, 2004.

LEGAL SERVICES

The law firm of Akin Gump Strauss Hauer & Feld LLP currently provides, and provided during fiscal year 2004, legal services to us. Frank Reddick, who joined us as a director in February 2002, is a partner in Akin Gump Strauss Hauer & Feld LLP.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by KPMG LLP, our independent auditor, for professional services rendered during the fiscal years ended December 31, 2004 and 2003.

                                                 2004                    2003
                                              ----------              ----------
          Audit Fees (1)                      $1,043,848               $298,950
          Audit Related Fees (2)                 334,436                  7,500
                                              ----------              ----------
          Total                               $1,378,284               $306,450

(1) Audit Fees for 2004 include $403,500 for the audit of our financial statements during fiscal 2004 and $640,348 for audit of internal controls over financial reporting during fiscal 2004. Audit fees for 2003 include $277,500 for the audit of our financial statements during fiscal 2003 and $21,450 for accounting consultations on matters reflected in our financial statements.

(2) Audit-related fees for 2004 include $102,356 for due diligence work related to the acquisition of NPC, $82,080 for due diligence work related to the acquisition of STI, $130,000 for prospectus filing and $20,000 in connection with our registration statement on Form S-3. Audit-related fees for 2003 consist of $7,500 incurred in connection with our registration statement on Form S-3.

----------------------------

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee is responsible for appointing, setting the compensation of and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy with respect to the pre-approval of audit and permissible non-audit services and fees provided by the independent auditor. Prior to March 2004, the Audit Committee specifically pre-approved all audit services and fees. In March 2004, the Audit Committee modified its pre-approval policy to require that all audit and permissible non-audit services and fees be pre-approved by the Audit Committee unless those services:

     o    will not result in a fee of greater than $5,000;

     o were not recognized as audit, audit-related or tax services at the time of the engagement; and

     o are promptly brought to the attention of the Audit Committee and approved by the Audit Committee (or its designated representatives) prior to the completion of the audit.

Pursuant to the pre-approval policy, the Audit Committee's Chairman is delegated the authority to pre-approve audit services and fees, provided he reports those approvals at the next meeting of the Audit Committee. The term of any pre-approval granted by the Audit Committee with respect to a given service is twelve months. All fees in excess of pre-approved levels require specific pre-approval by the Audit Committee. All audit or permissible non-audit services provided to us in 2004 were approved by the Audit Committee.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on today's date, April 29, 2005.

                                          VCA ANTECH, INC.



                                   By:    /s/ Tomas W. Fuller
                                          --------------------------------------
                                          Tomas W. Fuller
                                   Its:   Chief Financial Officer, Vice
                                          President and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              SIGNATURE                                   TITLE                           DATE

                 *                     Chairman of the Board, President and Chief
----------------------------------     Executive Officer                             April 29, 2005
        Robert L. Antin

                 *                     Director, Chief Operating Officer, Senior
----------------------------------     Vice President and Secretary                  April 29, 2005
        Arthur J. Antin


        /s/ Tomas W. Fuller            Chief Financial Officer, Vice President
----------------------------------     and Assistant Secretary                       April 29, 2005
        Tomas W. Fuller

                 *
----------------------------------     Principal Accounting Officer, Vice
        Dawn R. Olsen                  President and Controller                      April 29, 2005

                 *
----------------------------------
        John. M. Baumer                Director                                      April 29, 2005

                 *
----------------------------------
        John. B. Chickering, Jr.       Director                                      April 29, 2005

                 *
----------------------------------
        John G. Danhakl                Director                                      April 29, 2005

                 *
----------------------------------
        John Heil                      Director                                      April 29, 2005

                 *
----------------------------------
        Peter J. Nolan                 Director                                      April 29, 2005

                 *
----------------------------------
        Frank Reddick                  Director                                      April 29, 2005


    *By: /s/ TOMAS W. FULLER
----------------------------------
        Attorney-in-Fact                                                             April 29, 2005

