Form 10-Q
period 2005-03-31
VCA ANTECH INC
filed 2005-05-09
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16783

VCA ANTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4097995 (I.R.S. Employer Identification No.)

12401 West Olympic Boulevard
Los Angeles, California 90064-1022
(Address of principal executive offices)

(310) 571-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: common stock, $0.001 par value 82,287,120 shares as of May 6, 2005.

VCA ANTECH, INC.
FORM 10-Q
MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$41,526	$30,964
Restricted cash	1,250	1,250
Trade accounts receivable, less allowance for uncollectible accounts of $8,095 and $7,668 at March 31, 2005 and December 31, 2004, respectively	31,735	28,936
Inventory	13,169	10,448
Prepaid expenses and other	6,305	6,275
Deferred income taxes	12,220	11,472
Prepaid income taxes	1,219	10,830

Total current assets	107,424	100,175
Property and equipment, net	123,708	119,903
Other assets:
Goodwill	513,477	499,144
Other intangible assets, net	11,629	11,660
Deferred financing costs, net	3,843	4,052
Other	6,494	7,166

Total assets	$766,575	$742,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$3,323	$6,043
Accounts payable	15,883	15,566
Accrued payroll and related liabilities	21,742	19,850
Accrued interest	5,769	1,578
Other accrued liabilities	24,043	21,874

Total current liabilities	70,760	64,911
Long-term obligations, less current portion	390,152	390,846
Deferred income taxes	32,951	31,514
Other liabilities	12,699	12,915
Minority interest	9,659	9,155
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,272 and 82,191 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	82	82
Additional paid-in capital	251,782	251,412
Accumulated deficit	(1,513)	(18,759)
Accumulated other comprehensive income	12	34
Notes receivable from stockholders	(9)	(10)

Total stockholders’ equity	250,354	232,759

Total liabilities and stockholders’ equity	$766,575	$742,100

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$186,863	$144,350
Direct costs	136,336	104,790

Gross profit	50,527	39,560
Selling, general and administrative expense	14,132	8,701
Loss (gain) on sale of assets	(10)	62

Operating income	36,405	30,797
Interest expense, net	6,667	5,985
Other expense	64	111
Minority interest in income of subsidiaries	685	416

Income before provision for income taxes	28,989	24,285
Provision for income taxes	11,743	9,541

Net income	$17,246	$14,744

Basic earnings per common share	$0.21	$0.18

Diluted earnings per common share	$0.21	$0.18

Shares used for computing basic earnings per share	82,220	81,482

Shares used for computing diluted earnings per share	83,511	83,020

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$17,246	$14,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,342	3,616
Amortization of debt costs	209	184
Provision for uncollectible accounts	1,033	628
Loss (gain) on sale of assets	(10)	62
Other	(248)	—
Tax benefit from stock options exercised	179	323
Minority interest in income of subsidiaries	685	416
Distributions to minority interest partners	(656)	(374)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,771)	(4,485)
Decrease (increase) in inventory, prepaid expenses and other assets	(2,429)	42
Increase in accounts payable and other accrued liabilities	2,059	473
Increase in accrued payroll and related liabilities	1,892	1,784
Increase in accrued interest	4,191	4,092
Decrease in prepaid income taxes	9,642	6,038
Increase in deferred income tax assets	(530)	(393)
Increase in deferred income tax liabilities	1,534	2,386

Net cash provided by operating activities	35,368	29,536

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(14,322)	(14,113)
Real estate acquired in connection with business acquisitions	(221)	—
Property and equipment additions, net	(7,209)	(3,465)
Proceeds from sale of assets	92	178
Other	77	95

Net cash used in investing activities	(21,583)	(17,305)

Cash flows used in financing activities:
Repayment of long-term obligations	(3,414)	(529)
Proceeds from issuance of common stock under stock option plans	191	422

Net cash used in financing activities	(3,223)	(107)

Increase in cash and cash equivalents	10,562	12,124
Cash and cash equivalents at beginning of period	30,964	17,237

Cash and cash equivalents at end of period	$41,526	$29,361

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. General

     The accompanying unaudited condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and footnotes thereto included in our 2004 annual report on Form 10-K.

2. Acquisitions

     Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accord with that strategy, we acquired the following:

	Three Months Ended
	March 31,
	2005	2004
Animal Hospitals:
Acquisitions	8	9
Acquisitions relocated into our existing animal hospitals	(1)	(2)

Total	7	7

     The following table summarizes the preliminary aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and the allocation of the purchase price (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Consideration:
Cash	$13,620	$13,776
Obligations to sellers (1)	900	725
Notes payable and other liabilities assumed	21	16

Total	$14,541	$14,517

Purchase Price Allocation:
Goodwill (2)	$13,209	$13,358
Identifiable intangible assets	774	710
Tangible assets	558	449

Total	$14,541	$14,517

(1)	Represents a portion of the purchase price withheld, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement.

(2)	We expect that $8.5 million and $11.9 million of the goodwill recorded for these acquisitions as of March 31, 2005 and 2004, respectively, will be fully deductible for income tax purposes.

Partnership Interests

     We purchased the ownership interests of partners in certain partially-owned subsidiaries of our company. The following table summarizes the consideration paid by us and the amount of goodwill recorded for these acquisitions (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Consideration:
Cash	$500	$56
Notes payable	—	131

Total	$500	$187

Goodwill recorded (1)	$25	$163

(1)	We expect that the goodwill recorded in the three months ended March 31, 2004 will be fully deductible for income tax purposes.

Other Acquisition Payments

     We paid $575,000 and $280,000 during the three months ended March 31, 2005 and 2004, respectively, of unused holdbacks to sellers in previously closed acquisitions.

     We paid $90,000 during the three months ended March 31, 2005 for earnout targets that were met and recorded goodwill in the same amount.

Significant Acquisitions

STI

     On October 1, 2004, we acquired Sound Technologies Inc., STI, which is a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry. As of March 31, 2005, we had not finalized the purchase price accounting for this transaction as we are still in the process of integrating STI into our operations. As part of integrating STI into our operations, we may incur additional legal and accounting fees. In addition, pursuant to the terms of the purchase agreement, we are obligated to pay an additional $3.5 million if certain performance targets are achieved. Costs incurred in integrating STI and the payment of the $3.5 million obligation will result in additions to the total purchase price of the transaction.

     The total consideration, excluding the potential integration costs and the $3.5 million obligation described above, as of March 31, 2005, was $29.4 million, consisting of: $22.4 million in cash paid to holders of STI stock; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $350,000 paid for professional and other outside services. The preliminary allocation of the $29.4 million purchase price was allocated as follows: $19.3 million to goodwill; $4.7 million to identifiable intangible assets; and $5.4 million to tangible assets. We expect that $389,000 of the goodwill recorded will be fully deductible for income tax purposes.

National PetCare Centers, Inc.

     On June 1, 2004, we acquired NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

     The purchase price accounting for this transaction has been finalized except our plan to close or sell certain NPC animal hospitals that do not meet our operating model. The costs to close or sell these animal hospitals, which will consist primarily of lease termination costs and employee severance, will result in additions to the purchase price.

     The total consideration, excluding the cost to close or sell certain NPC animal hospitals as described above, as of March 31, 2005, was $90.1 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $12.4 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.5 million paid as part of our plan to close certain facilities and terminate certain employees. The $90.1 million purchase price was allocated as follows: $76.4 million to goodwill; $1.4 million to identifiable intangible assets; and $12.3 million to tangible assets, including real estate in the amount of $5.0 million. We expect that $28.8 million of the goodwill recorded will be fully deductible for income tax purposes.

3. Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

     The following table presents the changes in the carrying amount of our goodwill by segment for the three months ended March 31, 2005 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Equipment	Total
Balance as of January 1, 2005	$93,671	$386,255	$19,218	$499,144
Goodwill acquired	—	13,209	—	13,209
Other (1)	—	546	54	600
Goodwill related to partnership interests	—	577	—	577
Goodwill related to sale of animal hospital	—	(53)	—	(53)

Balance as of March 31, 2005	$93,671	$400,534	$19,272	$513,477

(1)	Other is the result of purchase price adjustments, purchasing the ownership interest of partners and the payment of earnouts.

     In addition to goodwill, we have amortizable intangible assets at March 31, 2005 and December 31, 2004 as follows (in thousands):

	As of March 31, 2005			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants-not-to-compete	$12,370	$(5,816)	$6,554	$11,604	$(5,290)	$6,314
Noncontractual customer relationships	3,340	(392)	2,948	3,340	(246)	3,094
Technology	1,250	(125)	1,125	1,250	(62)	1,188
Trademarks	560	(28)	532	560	(14)	546
Contracts	397	(52)	345	397	(26)	371
Client lists	672	(547)	125	665	(518)	147

Total	$18,589	$(6,960)	$11,629	$17,816	$(6,156)	$11,660

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Aggregate amortization expense	$804	$440

     Based on balances at March 31, 2005, estimated annual amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2005	$3,084
2006	$2,740
2007	$2,496
2008	$1,942
2009	$905

4. Calculation of Earnings per Common Share

     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income	$17,246	$14,744

Weighted average common shares outstanding:
Basic	82,220	81,482
Effect of dilutive potential common shares:
Stock options	1,291	1,396
Contracts that may be settled in stock or cash	—	142

Diluted	83,511	83,020

Basic earnings per common share	$0.21	$0.18

Diluted earnings per common share	$0.21	$0.18

5. Lines of Business

     As of March 31, 2005, we had four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. We acquired our Medical Technology segment on October 1, 2004 and therefore do not have operating results for periods prior to that date. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography equipment, related computer hardware, software and ancillary services to the veterinary market. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and footnotes thereto included in our 2004 annual report on Form 10-K. We evaluate the performance of our segments based on gross profit. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2005
Revenue	$53,439	$133,354	$4,484	$—	$(4,414)	$186,863
Direct costs	29,570	107,619	3,445	—	(4,298)	136,336

Gross profit	23,869	25,735	1,039	—	(116)	50,527
Selling, general and administrative expense	3,365	3,703	1,567	5,497	—	14,132
Loss (gain) on sale of assets	—	(10)	—	—	—	(10)

Operating income (loss)	$20,504	$22,042	$(528)	$(5,497)	$(116)	$36,405

Depreciation and amortization	$902	$2,744	$299	$397	$—	$4,342

Capital expenditures	$1,681	$3,881	$120	$1,832	$(305)	$7,209

Three Months Ended March 31, 2004
Revenue	$49,182	$97,956	$—	$—	$(2,788)	$144,350
Direct costs	27,715	79,863	—	—	(2,788)	104,790

Gross profit	21,467	18,093	—	—	—	39,560
Selling, general and administrative expense	3,173	2,748	—	2,780	—	8,701
Loss (gain) on sale of assets	(1)	63	—	—	—	62

Operating income (loss)	$18,295	$15,282	$—	$(2,780)	$—	$30,797

Depreciation and amortization	$821	$2,401	$—	$394	$—	$3,616

Capital expenditures	$746	$2,453	$—	$266	$—	$3,465

At March 31, 2005
Total assets	$143,948	$520,955	$35,811	$65,861	$—	$766,575

At December 31, 2004
Total assets	$135,600	$503,485	$35,198	$67,817	$—	$742,100

6. Stock-Based Compensation

     We have granted stock options to various employees under multiple stock option plans and are accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. This method is not a fair-value based method of accounting as defined by Statement of Financial Accounting Standards, SFAS, No. 123, Accounting for Stock-Based Compensation. Fair-value based methods of accounting require compensation expense to be recognized based on the fair market value of the options granted over their vesting period. The following table presents net income and earnings per common share as if we accounted for our stock options under SFAS No. 123 and the fair-value based method of accounting (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
As reported	$17,246	$14,744
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,303)	(222)

Pro forma net income available to common stockholders	$14,943	$14,522

Earnings per common share:
Basic — as reported	$0.21	$0.18
Basic — pro forma	$0.18	$0.18

Diluted — as reported	$0.21	$0.18
Diluted — pro forma	$0.18	$0.17

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period.

     On April 19, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R to fiscal years beginning after June 15, 2005. We plan to adopt SFAS 123R effective with the compliance date applicable to us, which is currently scheduled for January 1, 2006. We are currently evaluating the method we will use to value share-based payments and the impact of this standard on our consolidated financial statements.

7. Commitments and Contingencies

     We have certain commitments, including operating leases and supply purchase agreements, incident to the ordinary course of our business. These items are discussed in detail in our consolidated financial statements and footnotes thereto included in our 2004 annual report on Form 10-K. We also have contingencies, which are discussed below.

a. Earn-out Payments

     In connection with certain acquisitions, we assumed certain contractual arrangements whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria over periods of one to three years, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to make cash payments of $2.3 million for the remainder of 2005 and $2.2 million in 2006.

b. Officers’ Compensation

     We have entered into employment agreements with three of our officers whereby payments may be required if our company terminates their employment in certain circumstances. We have entered into an agreement with another officer providing for similar benefits if we terminate his employment without cause. The amounts payable are based upon the executives’ salaries and/or bonus history at the time of termination and the cost to our company of continuing to provide certain benefits. Had all of such officers been terminated as of December 31, 2004, we would have had aggregate obligations of approximately $9.4 million plus the cost of the continuing benefits under such agreements. The employment agreements with our three executives also obligate our company to make certain payments in the event of a change in control of our company. The amounts payable by our company under these agreements upon a change of control are based on the officer’s salary and bonus history at the time of termination and the cost to our company of continuing to provide certain benefits. Had all of our officers been terminated following a change in control as of December 31, 2004, we would have aggregate obligations of approximately $9.1 million under these agreements plus the cost of the continuing benefits. These agreements also provide for the acceleration of the vesting of certain of the stock options held by the officers in such circumstances.

c. State Laws

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. At March 31, 2005, we operated 102 animal hospitals in 13 states with these laws, including 24 in New York and 26 in Texas. In two of these states, we operated a mobile imaging service. We may experience difficulty in expanding operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect, particularly if we were unable to restructure its operations to comply with the requirements of that state.

     All of the states in which we operate impose various registration requirements. To fulfill these requirements, each facility has been registered with appropriate governmental agencies and, where required, has appointed a licensed veterinarian to act on behalf of each facility. All veterinary doctors practicing in our clinics are required to maintain valid state licenses to practice.

d. Other Contingencies

     We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8. Reclassifications

     Certain prior year balances have been reclassified to conform to the 2005 financial statement presentation.

9. Condensed, Consolidating Information

     We have a legal structure comprised of a holding company and an operating company. VCA is our holding company, or commonly referred to as our parent company. Vicar Operating, Inc., or Vicar, is our operating company and is wholly owned by VCA. Vicar owns the capital stock of all of our subsidiaries.

     The borrowings under our senior credit facility are secured obligations owed by Vicar. These borrowings are guaranteed by VCA, and its wholly-owned subsidiaries. Vicar may borrow up to $50.0 million under a revolving line of credit under the senior credit facility. Vicar’s obligations under the senior credit facility are secured by the assets of VCA and its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interests of VCA’s wholly-owned subsidiaries.

     The borrowings under our 9.875% senior subordinated notes are general unsecured obligations owed by Vicar. These notes are unconditionally guaranteed on a senior subordinated basis by VCA and its wholly-owned subsidiaries.

     Our partnerships may elect to serve as guarantors of our obligations; however, none of our partnerships have elected to do so. The partnerships are referred to as Non-Guarantor Subsidiaries in the following financial statements.

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

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2005
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$34,603	$6,820	$103	$—	$41,526
Restricted cash	—	1,250	—	—	—	1,250
Trade accounts receivable, net	—	(197)	31,270	662	—	31,735
Inventory	—	—	12,659	510	—	13,169
Prepaid expenses and other	—	3,439	2,538	328	—	6,305
Deferred income taxes	—	12,220	—	—	—	12,220
Prepaid income taxes	—	1,219	—	—	—	1,219

Total current assets	—	52,534	53,287	1,603	—	107,424
Property and equipment, net	—	7,499	113,751	2,458	—	123,708
Other assets:
Goodwill, net	—	—	481,783	31,694	—	513,477
Covenants-not-to-compete, net	—	—	10,949	680	—	11,629
Deferred financing costs, net	—	3,843	—	—	—	3,843
Other	27	1,958	3,662	3,065	(2,218)	6,494
Investment in subsidiaries	284,050	438,805	32,261	—	(755,116)	—

Total assets	$284,077	$504,639	$695,693	$39,500	$(757,334)	$766,575

Current liabilities:
Current portion of long-term obligations	$—	$2,297	$1,026	$—	$—	$3,323
Accounts payable	—	10,374	5,509	—	—	15,883
Accrued payroll and related liabilities	—	13,782	7,525	435	—	21,742
Accrued interest	—	5,623	146	—	—	5,769
Other accrued liabilities	—	15,031	9,001	11	—	24,043

Total current liabilities	—	47,107	23,207	446	—	70,760
Long-term obligations, less current portion	—	390,388	1,982	—	(2,218)	390,152
Deferred income taxes	—	30,880	2,071	—	—	32,951
Other liabilities	—	6,294	6,405	—	—	12,699
Intercompany payable/(receivable)	33,723	(254,080)	223,223	(2,866)	—	—
Minority interest	—	—	—	—	9,659	9,659
Preferred stock	—	—	—	—	—	—

Stockholders’ equity:
Common stock	82	—	—	—	—	82
Additional paid-in capital	251,782	—	—	—	—	251,782
Accumulated equity (deficit)	(1,513)	284,038	438,805	41,920	(764,763)	(1,513)
Accumulated other comprehensive income	12	12	—	—	(12)	12
Notes receivable from stockholders	(9)	—	—	—	—	(9)

Total stockholders’ equity	250,354	284,050	438,805	41,920	(764,775)	250,354

Total liabilities and stockholders’ equity	$284,077	$504,639	$695,693	$39,500	$(757,334)	$766,575

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED BALANCE SHEETS
As of December 31, 2004
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Current assets:
Cash and cash equivalents	$—	$27,947	$2,944	$73	$—	$30,964
Restricted cash	—	1,250	—	—	—	1,250
Trade accounts receivable, net	—	11	28,220	705	—	28,936
Inventory	—	—	9,955	493	—	10,448
Prepaid expenses and other	—	3,774	2,205	296	—	6,275
Deferred income taxes	—	11,472	—	—	—	11,472
Prepaid income taxes	—	10,830	—	—	—	10,830

Total current assets	—	55,284	43,324	1,567	—	100,175
Property and equipment, net	—	6,544	110,843	2,516	—	119,903
Other assets:
Goodwill, net	—	—	467,819	31,325	—	499,144
Covenants-not-to-compete, net	—	—	10,979	681	—	11,660
Deferred financing costs, net	—	4,052	—	—	—	4,052
Other	30	1,907	3,971	2,774	(1,516)	7,166
Investment in subsidiaries	266,827	404,414	32,117	—	(703,358)	—

Total assets	$266,857	$472,201	$669,053	$38,863	$(704,874)	$742,100

Current liabilities:
Current portion of long-term obligations	$—	$4,896	$1,147	$101	$(101)	$6,043
Accounts payable	—	9,644	5,922	—	—	15,566
Accrued payroll and related liabilities	—	12,283	7,131	436	—	19,850
Accrued interest	—	1,425	153	—	—	1,578
Other accrued liabilities	—	12,651	9,234	(11)	—	21,874

Total current liabilities	—	40,899	23,587	526	(101)	64,911

Long-term obligations, less current portion	—	390,160	2,101	—	(1,415)	390,846
Deferred income taxes	—	29,443	2,071	—	—	31,514
Other liabilities	—	6,263	6,652	—	—	12,915
Intercompany payable/(receivable)	34,098	(261,391)	230,228	(2,935)	—	—
Minority interest	—	—	—	—	9,155	9,155
Preferred stock	—	—	—	—	—	—

Stockholders’ equity:
Common stock	82	—	—	—	—	82
Additional paid-in capital	251,412	—	—	—	—	251,412
Accumulated equity (deficit)	(18,759)	266,793	404,414	41,272	(712,479)	(18,759)
Accumulated other comprehensive income	34	34	—	—	(34)	34
Notes receivable from stockholders	(10)	—	—	—	—	(10)

Total stockholders’ equity	232,759	266,827	404,414	41,272	(712,513)	232,759

Total liabilities and stockholders’ equity	$266,857	$472,201	$669,053	$38,863	$(704,874)	$742,100

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2005
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$172,796	$14,504	$(437)	$186,863
Direct costs	—	—	125,428	11,345	(437)	136,336

Gross profit	—	—	47,368	3,159	—	50,527
Selling, general and administrative expense	—	5,497	8,136	499	—	14,132
Gain on sale of assets	—	—	(10)	—	—	(10)

Operating income (loss)	—	(5,497)	39,242	2,660	—	36,405
Interest expense, net	(1)	6,642	75	(49)	—	6,667
Other expense	—	64	—	—	—	64
Minority interest in income of subsidiaries	—	—	—	—	685	685
Equity interest in income of subsidiaries	17,245	34,391	2,024	—	(53,660)	—

Income before provision for income taxes	17,246	22,188	41,191	2,709	(54,345)	28,989
Provision for income taxes	—	4,943	6,800	—	—	11,743

Net income	$17,246	$17,245	$34,391	$2,709	$(54,345)	$17,246

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2004
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Revenue	$—	$—	$133,862	$10,745	$(257)	$144,350
Direct costs	—	—	96,472	8,575	(257)	104,790

Gross profit	—	—	37,390	2,170	—	39,560
Selling, general and administrative expense	—	2,780	5,556	365	—	8,701
Loss on sale of assets	—	—	62	—	—	62

Operating income (loss)	—	(2,780)	31,772	1,805	—	30,797
Interest expense, net	(1)	5,983	40	(37)	—	5,985
Other expense	—	111	—	—	—	111
Minority interest in income of subsidiaries	—	—	—	—	416	416
Equity interest in income of subsidiaries	14,743	19,499	1,426	—	(35,668)	—

Income before provision (benefit) for income taxes	14,744	10,625	33,158	1,842	(36,084)	24,285
Provision (benefit) for income taxes	—	(4,118)	13,659	—	—	9,541

Net income	$14,744	$14,743	$19,499	$1,842	$(36,084)	$14,744

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$17,246	$17,245	$34,391	$2,709	$(54,345)	$17,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(17,245)	(34,391)	(2,024)	—	53,660	—
Depreciation and amortization	—	397	3,750	195	—	4,342
Amortization of debt costs	—	209	—	—	—	209
Provision for uncollectible accounts	—	—	967	66	—	1,033
Loss on sale of assets	—	—	(10)	—	—	(10)
Other	—	—	(248)	—	—	(248)
Tax benefit from stock options exercised	179	—	—	—	—	179
Minority interest in income of subsidiaries	—	—	—	—	685	685
Distributions to minority interest partners	—	(656)	—	—	—	(656)
Decrease (increase) in accounts receivable	—	208	(3,956)	(23)	—	(3,771)
Decrease (increase) in inventory, prepaid expenses and other assets	—	271	(2,651)	(49)	—	(2,429)
Increase (decrease) in accounts payable and other accrued liabilities	—	3,110	(1,073)	22	—	2,059
Increase (decrease) in accrued payroll and related liabilities	—	1,499	394	(1)	—	1,892
Increase (decrease) in accrued interest	—	4,198	(7)	—	—	4,191
Decrease in prepaid income taxes	—	9,611	31	—	—	9,642
Increase in deferred income tax assets	—	(748)	218	—	—	(530)
Increase in deferred income tax liabilities	—	1,783	(249)	—	—	1,534
Increase in intercompany payable/(receivable)	(375)	27,599	(24,335)	(2,889)	—	—

Net cash provided by (used in) operating activities	(195)	30,335	5,198	30	—	35,368

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2005
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows used in investing activities:
Business acquisitions, net of cash acquired	$—	$(14,322)	$—	$—	$—	$(14,322)
Real estate acquired in connection with business acquisitions	—	(221)	—	—	—	(221)
Property and equipment additions, net	—	(5,713)	(1,496)	—	—	(7,209)
Proceeds from sale of assets	—	—	92	—	—	92
Other	4	(9)	82	—	—	77

Net cash used in investing activities	4	(20,265)	(1,322)	—	—	(21,583)

Cash flows from financing activities:
Repayment of long-term obligations	—	(3,414)	—	—	—	(3,414)
Proceeds from issuance of common stock under stock option plans	191	—	—	—	—	191

Net cash provided by (used in) financing activities	191	(3,414)	—	—	—	(3,223)

Increase in cash and cash equivalents	—	6,656	3,876	30	—	10,562
Cash and cash equivalents at beginning of period	—	27,947	2,944	73	—	30,964

Cash and cash equivalents at end of period	$—	$34,603	$6,820	$103	$—	$41,526

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004
(In thousands)

				Non-
			Guarantor	Guarantor
	VCA	Vicar	Subsidiaries	Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net income	$14,744	$14,743	$19,499	$1,842	$(36,084)	$14,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity interest in earnings of subsidiaries	(14,743)	(19,499)	(1,426)	—	35,668	—
Depreciation and amortization	—	394	3,061	161	—	3,616
Amortization of debt costs	—	180	4	—	—	184
Provision for uncollectible accounts	—	—	569	59	—	628
Loss on sale of assets	—	—	62	—	—	62
Tax benefit from options exercised	—	323	—	—	—	323
Minority interest in income of subsidiaries	—	—	—	—	416	416
Distributions to minority interest partners	—	(374)	—	—	—	(374)
Increase in accounts receivable	—	(1)	(4,400)	(84)	—	(4,485)
Decrease (increase) in inventory, prepaid expenses and other assets	—	145	(156)	53	—	42
Increase (decrease) in accounts payable and other accrued liabilities	—	(71)	537	7	—	473
Increase (decrease) in accrued payroll and related liabilities	—	3,242	(1,458)	—	—	1,784
Increase (decrease) in accrued interest	—	4,093	—	(1)	—	4,092
Decrease in prepaid income taxes	—	6,038	—	—	—	6,038
Increase in deferred income tax assets	—	(393)	—	—	—	(393)
Increase in deferred income tax liabilities	—	2,386	—	—	—	2,386
Increase in intercompany payable/(receivable)	(423)	16,764	(14,314)	(2,027)	—	—

Net cash provided by (used in) operating activities	(422)	27,970	1,978	10	—	29,536

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
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

10. Subsequent Events

     From April 1, 2005 through May 6, 2005, we acquired two animal hospitals, one of which was merged into an existing VCA animal hospital, for an aggregate consideration of $1.4 million, consisting of $1.3 million in cash and the assumption of liabilities of $90,000.

     On April 19, 2005, we announced our proposal to enter into a new senior credit facility providing for up to $425.0 million in senior term notes and a $75.0 million revolving credit facility. If consummated, the facility will provide for up to $475.0 million in senior term notes. The new senior credit facility is intended, among other uses, to refinance the $220.3 million of total outstanding senior term F notes and to provide the financing for a tender offer and consent solicitation for any and all of our outstanding $170.0 million principal amount of 9.875% senior subordinated notes due 2009. If the existing senior term F notes are refinanced and the tender offer is consummated, we expect to incur debt retirement costs in the second quarter of 2005 related to the write-off of deferred financing costs and additional charges, including tender consideration, related to expenses with respect to both the refinancing of the senior term F notes and the purchase of the senior subordinated notes. The tender offer is contingent on the satisfaction of several conditions, including the receipt of sufficient funds from the anticipated new senior credit facility. Our intention to enter into the new senior credit facility and consummate the tender offer is dependent on final pricing of the senior credit facility, which will depend on market conditions. If we do not consider the pricing to be favorable, we will not consummate these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item I of this quarterly report on Form 10-Q. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include those summarized in the section of this report captioned “Risk Factors.”

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 6, 2005, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 6, 2005 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of our operations for the quarter ended March 31, 2005 as well as our overall liquidity, capital resources and contractual cash obligations. In addition, we will discuss our significant accounting policies and estimates.

     We are a leading animal healthcare services company operating primarily in the United States. We provide veterinary care and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and services to veterinarians. Our activities are divided into three segments:

     Laboratory. We operate the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2005 our laboratory network consisted of 28 laboratories serving all 50 states.

     Animal hospitals. We operate the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2005 our animal hospital network consisted of 320 animal hospitals in 37 states.

     Medical technology. We sell ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services to veterinarians. This segment is a new segment for our company and it is considerably smaller than our other two segments.

Executive Overview

     We had a strong first quarter marked by continued growth in our laboratory and animal hospital segments. Consolidated revenue increased 29.5% to a first quarter record of $186.9 million and diluted earnings per common share increased to $0.21. Our laboratory internal revenue growth, adjusted for one less billing day, was 10.1% for the first quarter of 2005. Our laboratory gross profit increased 11.2% to $23.9 million and our laboratory gross profit margin increased to 44.7% from 43.6% in the first quarter of 2004. Our consolidated animal hospital revenue for the first quarter of 2005 grew 36.1%, primarily the result of animal hospital same-store revenue growth, adjusted for one less business day, of 7.3% and the additional revenue of the animal hospitals acquired from National PetCare Centers, Inc., or NPC, in June of 2004. NPC operated 67 animal hospitals in 11 states at the date of acquisition. The increase in animal hospital revenue increased animal hospital gross profit 42.2% with gross profit margin growing to 19.3% from 18.5% in the first quarter of 2004.

     The acquisition of Sound Technologies, Inc., or STI, in October 2004 allowed us to enter into the digital diagnostic imaging segment of the animal healthcare industry, which we believe is an emerging and growing segment of animal healthcare. Our medical technology revenue and gross profit for the first quarter of 2005 was $4.5 million and $1.0 million, respectively.

     Our growth strategy includes the acquisition of animal hospitals. In accord with that strategy, we acquired eight animal hospitals, one of which was merged into an existing animal hospital, in the first quarter of 2005.

     In accordance with our NPC merger plan, we closed two animal hospital facilities in the first quarter of 2005.

     In the first quarter of 2005, we opened a new laboratory facility in North Carolina to better service our customers in that region.

     The following table summarizes our laboratory and animal hospital facilities growth and animal hospital closures:

	Three Months Ended
	March 31,
	2005	2004
Laboratories:
Beginning of period	27	23
New facilities	1	—

End of period	28	23

Animal hospitals:
Beginning of period	315	241
Acquisitions	8	9
Relocated into hospitals operated by us	(1)	(2)
Sold or closed	(2)	(1)

End of period	320	247

     Though our operating results were strong for the first quarter of 2005, there are a variety of factors that could cause our future performance to soften. Such factors include, but are not limited to, the items discussed herein in the Risk Factors section.

Subsequent Event

     On April 19, 2005, we announced our proposal to enter into a new senior credit facility providing for up to $425.0 million in senior term notes and a $75.0 million revolving credit facility. If consummated, the facility will provide for up to $475.0 million in senior term notes. The new senior credit facility is intended, among other uses, to refinance the $220.3 million of total outstanding senior term F notes and to provide the financing for a tender offer and consent solicitation for any and all of our outstanding $170.0 million principal amount of 9.875% senior subordinated notes due 2009. If the existing senior term F notes are refinanced and the tender offer is consummated, we expect to incur debt retirement costs in the second quarter of 2005 related to the write-off of deferred financing costs and additional charges, including tender consideration, related to expenses with respect to both the refinancing of the senior term F notes and the purchase of the senior subordinated notes. The tender offer is contingent on the satisfaction of several conditions, including the receipt of sufficient funds from the anticipated new senior credit facility. Our intention to enter into the new senior credit facility and consummate the tender offer is dependent on final pricing of the senior credit facility, which will depend on market conditions. If we do not consider the pricing to be favorable, we will not consummate these transactions.

Results of Operations

     The following is a summary of the operating results for each of our segments (in thousands):

		Animal	Medical		Inter- company
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2005

Revenue	$53,439	$133,354	$4,484	$—	$(4,414)	$186,863
Direct costs	29,570	107,619	3,445	—	(4,298)	136,336

Gross profit	23,869	25,735	1,039	—	(116)	50,527
Selling, general and administrative expense	3,365	3,703	1,567	5,497	—	14,132
Loss (gain) on sale of assets	—	(10)	—	—	—	(10)

Operating income (loss)	$20,504	$22,042	$(528)	$(5,497)	$(116)	$36,405

Depreciation and amortization	$902	$2,744	$299	$397	$—	$4,342

Three Months Ended March 31, 2004

Revenue	$49,182	$97,956	$—	$—	$(2,788)	$144,350
Direct costs	27,715	79,863	—	—	(2,788)	104,790

Gross profit	21,467	18,093	—	—	—	39,560
Selling, general and administrative expense	3,173	2,748	—	2,780	—	8,701
Loss (gain) on sale of assets	(1)	63	—	—	—	62

Operating income (loss)	$18,295	$15,282	$—	$(2,780)	$—	$30,797

Depreciation and amortization	$821	$2,401	$—	$394	$—	$3,616

     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Laboratory	28.6%	34.1%
Animal hospital	71.4	67.9
Medical technology	2.4	—
Intercompany	(2.4)	(2.0)

Total revenue	100.0	100.0
Direct costs	73.0	72.6

Gross profit	27.0	27.4
Selling, general and administrative expense	7.5	6.0
Loss (gain) on sale of assets	—	0.1

Operating income	19.5	21.3
Interest expense, net	3.6	4.1
Other expense	—	0.1
Minority interest in income of subsidiaries	0.4	0.3

Income before provision for income taxes	15.5	16.8
Provision for income taxes	6.3	6.6

Net income	9.2%	10.2%

Revenue

     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	% Change
Laboratory	$53,439	$49,182	8.7%
Animal hospital	133,354	97,956	36.1%
Medical technology	4,484	—
Intercompany	(4,414)	(2,788)

Total revenue	$186,863	$144,350	29.5%

Laboratory Revenue

     Laboratory revenue increased $4.3 million for the three months ended March 31, 2005 as compared to the same period in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended March 31,
Laboratory Revenue:	2005	2004	% Change
Internal growth:
Number of requisitions (2)	2,263	2,103	7.6%
Average revenue per requisition (1)	$23.61	$23.08	2.3%

Total internal revenue (2)	$53,439	$48,543	10.1%
Billing day adjustment (3)	—	639

Total	$53,439	$49,182	8.7%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Internal revenue and requisitions were calculated using laboratory operating results adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(3)	The 2004 billing day adjustment reflects the impact of one additional billing day for the three months ended March 31, 2004 as compared to the three months ended March 31, 2005.

     The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by ourselves, pharmaceutical companies and other service providers in the industry. In addition, we continue to see the impact from the recent migration of diagnostic testing from the human healthcare industry and the advent of medicine in the veterinary industry that requires diagnostic assessment and monitoring.

     The increase in the average revenue per requisition is attributable to price increases and changes in the mix, type and number of tests performed per requisition. The prices of most tests were increased 2% to 4% in February 2005 and in February 2004.

Animal Hospital Revenue

     Animal hospital revenue increased $35.4 million for the three months ended March 31, 2005 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended March 31,
Animal Hospital Revenue:	2005	2004	% Change
Same-store facility:
Orders (2)	855	863	(0.9)%
Average revenue per order (1)	$119.15	$109.91	8.4%

Same-store revenue (2)	$101,837	$94,945	7.3%
Business day adjustment (3)	—	1,073
Net acquired revenue	31,517	1,938

Total	$133,354	$97,956	36.1%

(1)	Computed by dividing same-store revenue by same-store orders.

(2)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own for the entire period presented and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

(3)	The 2004 business day adjustment reflects the impact of one additional business day for the three months ended March 31, 2004 as compared to the three months ended March 31, 2005.

     Over the last few years, some pet-related products, including medication prescriptions, traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Orders for these pet-related products and vaccinations generally generate revenue that is less than the average revenue for other orders. In addition, our business strategy has placed greater emphasis on high-quality veterinary care and wellness programs, which typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.

     Price increases also contributed to the increase in the average revenue per order, which approximated 2.5% to 6% on services at most hospitals in February 2005 and 2.5% to 5% in February 2004. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

     Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparative period, which was January 1, 2004 for the three months ended March 31, 2005. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and disposals during the periods compared.

Medical Technology Revenue

     The components of revenue for our medical technology segment for the three months ended March 31, 2005 are summarized in the following table (in thousands):

Three Months Ended
March 31, 2005
Medical Technology Revenue:
Ultrasound equipment	$2,209
Digital radiography	865
Education and installation services	482
Consulting and mobile imaging services	928

Total revenue	$4,484

     We acquired our medical technology business on October 1, 2004 and consequently do not have comparative operating results for prior periods. At March 31, 2005, we had not fully integrated our medical technology division into our operations. As we complete the integration of this business we may make changes to its operations and the terms on which we sell the equipment, software and services that we offer. As a result of our integration plan and the seasonality of the medical technology industry, results for the three months ended March 31, 2005 may not be indicative of results experienced in future periods.

   Gross Profit

     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
		Gross		Gross
		Profit		Profit	%
	$	Margin	$	Margin	Change
Laboratory	$23,869	44.7%	$21,467	43.6%	11.2%
Animal hospital	25,735	19.3%	18,093	18.5%	42.2%
Medical technology	1,039	23.2%	—
Intercompany	(116)		—

Total gross profit	$50,527	27.0%	$39,560	27.4%	27.7%

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

     The increase in laboratory gross profit margin was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

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

     The increase in animal hospital gross profit margin was primarily attributable to increases in animal hospital revenue combined with operating leverage associated with our laboratory business.

   Medical Technology Gross Profit

     Medical technology gross profit is calculated as medical technology revenue less medical technology direct costs. Medical technology direct costs are comprised of all products and services costs, including, but not limited to, all costs of equipment, related products and services, salaries of technicians, support personnel, trainers, diagnostic specialists and other non-administrative personnel, facilities rent, occupancy costs, depreciation and amortization and supply costs.

     We acquired our medical technology division on October 1, 2004 and consequently do not have comparative operating results for prior periods. At March 31, 2005, we had not fully integrated our medical technology division into our operations. As we complete the integration of this division we may make changes to operations and the terms on which we sell the equipment, software and services that we offer. Consequently, our gross profit margins for the three months ended March 31, 2005 may not be indicative of results experienced in future periods.

   Selling, General and Administrative Expense

     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
		% of		% of	%
	$	Revenue	$	Revenue	Change
Laboratory	$3,365	6.3%	$3,173	6.5%	6.1%
Animal hospital	3,703	2.8%	2,748	2.8%	34.8%
Medical technology	1,567	34.9%	—	0.0%
Corporate	5,497	2.9%	2,780	1.9%	97.7%

Total SG&A	$14,132	7.6%	$8,701	6.0%	62.4%

   Laboratory SG&A

     Laboratory SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense.

     The decrease in laboratory SG&A as a percentage of laboratory revenue was primarily attributable to an increase in laboratory revenue combined with operating leverage associated with our laboratory business.

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

     We acquired our medical technology division on October 1, 2004 and consequently do not have comparative operating results for prior periods. At March 31, 2005, we had not fully integrated our medical technology division into our operations. As we complete the integration of this division we may make changes to operations and the terms on which we sell the equipment, software and services that we offer. Consequently, results for the three months ended March 31, 2005 (including selling, general and administrative expense as a percentage of revenue) for the medical technology division may not be indicative of results experienced in future periods.

   Corporate SG&A

     Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense and occupancy costs as well as corporate depreciation.

     During the three months ended March 31, 2004, we resolved an outstanding claim with our insurance company related to a legal settlement and received reimbursement of $1.9 million. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the partial reimbursement (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
		% of		% of	%
	$	Revenue	$	Revenue	Change
Corporate SG&A as reported	$5,497	2.9%	$2,780	1.9%	97.7%
Impact of certain items:
Litigation settlement reimbursement	—		(1,124)
Legal fees reimbursement	—		(801)

Corporate SG&A excluding the impact of certain items:	$5,497	2.9%	$4,705	3.3%	16.8%

     Corporate SG&A, excluding the impact of certain items, as a percentage of total revenue decreased primarily as a result of an increase in total revenue combined with operating leverage.

Interest Expense, Net

     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Interest expense:
Senior term notes	$2,420	$1,342
9.875% senior subordinated notes	4,197	4,197
Interest rate hedging agreements	(94)	164
Amortization of deferred financing costs and debt discount	209	184
Secured and unsecured seller notes	61	33
Capital leases and other	148	155

	6,941	6,075
Interest income	274	90

Total interest expense, net of interest income	$6,667	$5,985

     The increase in interest expense related to our senior term notes was attributable to $79.7 million in additional borrowings used to fund the NPC acquisition on June 1, 2004 and an increase in LIBOR.

   Provision for Income Taxes

     Our effective tax rate was 40.5% and 39.3% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2004 is slightly lower than our statutory rate primarily due to a litigation settlement reimbursement in the amount of $1.1 million, which we discuss above in the Corporate

SG&A section, which had no related tax expense. The effective tax rate for the three months ended March 31, 2005 approximates the statutory rate.

Liquidity and Capital Resources

     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Cash provided by (used in):
Operating activities	$35,368	$29,536
Investing activities	(21,583)	(17,305)
Financing activities	(3,223)	(107)

Increase in cash and cash equivalents	10,562	12,124
Cash and cash equivalents at beginning of year	30,964	17,237

Cash and cash equivalents at end of year	$41,526	$29,361

   Cash Flows from Operating Activities

     Net cash provided by operating activities increased $5.8 million in the three months ended March 31, 2005 as compared to the comparable period in the prior year primarily due to improved operating performance and acquisitions. Our cash flows from operating activities for the three months ended March 31, 2005 as compared to the comparable period in the prior year were negatively impacted by an increase in interest paid of $742,000 and a litigation settlement reimbursement received during the three months ended March 31, 2004.

     On a prospective basis, we anticipate cash flow from operating activities to continue growing in line with increases in operating income resulting from improved operating performance and acquisitions. However, we also anticipate that operating cash flow may be negatively impacted by an increase in cash paid for interest as a result of interest rates rising. Interest rates have been at historical lows and are projected to increase over the next several years. Significant increases in interest rates may materially impact our operating cash flows because of the variable rate nature of our senior credit facility. In addition, our cash interest payments will change if we are successful in refinancing our existing senior credit facility and are able to pay off our outstanding $170.0 million principal amount of 9.875% senior subordinated notes due 2009 as discussed further in Subsequent Event under Item 2 of this quarterly report.

   Cash Flows used in Investing Activities

     Net cash used in investing activities primarily consisted of cash used for the acquisition of animal hospitals and expenditures for property and equipment.

     Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $25.0 million to $30.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For example, in 2004 we acquired 85 animal hospitals, 67 of which were part of a chain operated by NPC, which we acquired in June 2004. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. In 2005, we also intend to spend approximately $25.0 million for property and equipment.

   Cash Flows from Financing Activities

     Net cash used in financing activities primarily consisted of cash used to repay our long-term obligations.

   Future Cash Requirements

     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2005 (1)	2006	2007	2008	2009	Thereafter
Long-term debt	$393,142	$2,536	$29,214	$109,056	$81,714	$170,086	$536
Capital lease obligations	333	114	129	64	26	—	—
Operating leases	360,840	17,345	23,036	22,943	22,720	22,243	252,553
Fixed cash interest expense	85,347	17,240	17,250	16,913	17,049	16,840	55
Variable cash interest expense (2)	33,938	8,759	13,065	9,470	2,644	—	—
Swap agreements (2)	(99)	(99)	—	—	—	—	—
Purchase obligations	12,912	8,189	4,008	330	330	55	—
Other long-term liabilities	41,344	—	—	—	—	—	41,344

	$927,757	$54,084	$86,702	$158,776	$124,483	$209,224	$294,488

(1)	Consists of the period April 1 through December 31, 2005.

(2)	We have both fixed-rate and variable-rate debt. The interest payments on our variable-rate debt are based on a variable rate component plus a fixed 1.75%. Including the fixed 1.75%, we estimate that the interest rate on our variable rate debt will be 3.28%, 4.25%, 4.60% and 4.75% for years 2005 through 2008, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2004 annual report on Form 10-K discuss these variable-rate notes in more detail.

     Our future cash commitments will change if we are successful in refinancing our existing senior credit facility and are able to pay off our outstanding $170.0 million principal amount of 9.875% senior subordinated notes due 2009, as discussed further in Subsequent Event under Item 2 of this quarterly report.

     The table above excludes certain contractual arrangements whereby additional cash may be paid to former owners of acquired companies, including STI, upon attainment of specified performance targets. We may be required to pay up to $4.5 million in future periods if these performance targets are achieved.

     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our contractual obligations and other cash needs for operations for more than the next 12 months. If we consummate one or more significant acquisition during this period we may need to seek additional debt or equity financing.

   Debt Related Covenants

     Our senior credit facility contains certain financial covenants pertaining to interest coverage, fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. In particular, the covenants limit our acquisition spending, without a waiver, to $50.0 million per year plus up to $5.0 million of any unused amount from the previous year. As of March 31, 2005, we were in compliance with these covenants. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At March 31, 2005, we had a fixed charge coverage ratio of 1.43 to 1.00, which was in compliance with the required ratio of no less than 1.10 to 1.00.

   Interest Rate Hedging Agreements

     We entered into certain no-fee swap agreements whereby we pay to counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London interbank offer rates, LIBOR, and the same set notional principal amounts. A summary of these agreements is as follows:

Swap Agreements
Fixed interest rate	1.72%	1.51%
Notional amount	$20.0 million	$20.0 million
Effective date	5/30/2003	5/30/2003
Expiration date	5/31/2005	5/31/2005
Counter party	Wells Fargo Bank	Goldman Sachs

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

     In the future, we may enter into additional interest rate strategies to take advantage of favorable current rate environments. We have not yet determined what those strategies will be or their possible impact. In addition, if we are successful in refinancing our existing senior credit facility as discussed in Subsequent Event under Item 2 of this quarterly report, we may be required by the new senior credit facility to hedge a certain amount of our variable rate debt.

   Description of Indebtedness

   Senior Credit Facility

     At March 31, 2005, we had $220.3 million principal amount outstanding under our senior term F notes and no borrowings outstanding under our revolving credit facility.

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

   9.875% Senior Subordinated Notes

     On November 27, 2001, Vicar Operating, Inc., our wholly-owned subsidiary, issued $170.0 million in principal amount of senior subordinated notes due December 1, 2009, which were exchanged on June 13, 2002 for substantially similar securities that are registered under the Securities Act. Interest on these senior subordinated notes is 9.875% per annum, payable semi-annually in arrears in cash. At March 31, 2005, the outstanding principal balance of these senior subordinated notes was $170.0 million. We and each existing wholly-owned subsidiary of Vicar have jointly and severally, fully and unconditionally guaranteed these notes. These guarantees are unsecured and subordinated in right of payment to all existing and future indebtedness outstanding under the senior credit facility and any other indebtedness permitted to be incurred by Vicar under the terms of the indenture agreement governing these notes.

     Beginning December 1, 2005, we can redeem all of our 9.875% senior subordinated notes at 104.9% of the principal amount. Pursuant to the terms of the indenture agreement, the redemption price decreases to 103.3% on December 1, 2006, 101.6% on December 1, 2007 and 100.0% on December 1, 2008.

     If we are successful in refinancing our existing senior credit facility, we expect to use a portion of those proceeds to purchase our outstanding $170.0 million principal amount of 9.875% senior subordinated notes due 2009, as discussed further in Subsequent Event under Item 2 of this quarterly report, at a purchase price of approximately 108.1%.

   Other Debt

     At March 31, 2005, we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $3.2 million.

Significant Accounting Policies

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see our consolidated financial statements included in our 2004 annual report on Form 10-K.

   Revenue

   Laboratory and Animal Hospital Revenue

     We recognize laboratory and animal hospital revenue only after the following criteria are met:

•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

     Approximately 8% of laboratory revenue for the three months ended March 31, 2005 was intercompany revenue that was generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of the business segments, all intercompany revenue is accounted for as if the transaction was with an independent third-party at current market prices. For financial reporting purposes, intercompany revenue is eliminated as part of our consolidation.

     Our laboratories give discounts, such as those for prompt payment, to clients in periods subsequent to the period the related revenue was recognized, however, we report the related revenue net of those discounts. In order to net the discounts against the related revenue, we estimate the discounts based on historical experience. We do not expect that revisions to these discounts would have a material effect on our condensed, consolidated financial statements.

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

     While accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin, SAB, No. 104, Revenue Recognition, as amended, and the sale of software licenses and related items is governed by Statement of Position, SOP, No. 97-2, Software Revenue Recognition, as amended, the determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates.

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

     We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. We are recognizing the revenue on the computer hardware and software we sell with our ultrasound equipment when the computer hardware is delivered, as there are no undelivered elements associated with the sale at that point in time. We recognize the revenue on the sale of ultrasound imaging equipment upon delivery as well as there are not undelivered elements associated with the sale. We are recognizing the revenue on computer hardware and software we sell with our digital radiography equipment over the period we are providing maintenance, ranging from one to four years. We are recognizing the revenue for the sale of the digital radiography equipment over that same period because the software and computer hardware we sell with this equipment is essential to its functionality.

     In determining whether or not to recognize revenue, we evaluate each of these criteria:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement.

•	Delivery: We consider delivery to have occurred when the ultrasound imaging equipment is delivered and the digital radiography equipment is installed. We recognize revenue for professional services when that service is provided or on a straight-line basis over the service contract term, based on the nature of the service or the terms of the contract.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history. We only consider fees to be fixed or determinable if they are not subject to refund or adjustment.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

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

     Approximately 6% of our medical technology revenue for the three months ended March 31, 2005 was intercompany that was generated by providing products and services to our animal hospitals.

   Valuation of Goodwill

     Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at March 31, 2005 was $513.5 million, consisting of $93.7 million for our laboratory segment, $400.5 million for our animal hospital segment and $19.3 million for our medical technology segment.

     Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, which equate to our laboratory, animal hospital and medical technology operating segments, to their respective net book value. At December 31, 2004 and 2003, the estimated fair market value of each of our operating segments exceeded their respective net book value, resulting in a conclusion that our goodwill was not impaired.

   Income Taxes

     We account for income taxes under SFAS 109, Accounting for Income Taxes. In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.

     We made judgments in assessing our ability to realize future benefits from our deferred tax assets. As such, we record a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. At March 31, 2005 and 2004, we used valuation allowances to offset net operating loss and capital loss carryforwards and investment related expenditures where the realization of this deduction is uncertain.

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

New Accounting Pronouncements

   Share-Based Compensation

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period.

     On April 19, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R to fiscal years beginning after June 15, 2005. We intend to adopt SFAS 123R effective with the compliance date applicable to us, which is currently scheduled for January 1, 2006. We are currently evaluating the method we will use to value share-based payments and the impact of this standard on our consolidated financial statements.

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

   Accounting for Preexisting Relationships between the Parties to a Business Combination

     In October 2004, the FASB ratified the Emerging Issues Task Force, or EITF, consensus on Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. This consensus will require parties in a business combination that had a preexisting relationship to evaluate whether or not the acquisition resulted in the settlement of an existing contract, thus requiring accounting treatment separate from the business combination.

     The consensus of EITF No. 04-1 must be applied as appropriate for our company beginning on January 1, 2005. We generally do not have preexisting contracts with the parties we acquire, and therefore, we do not expect that the application of EITF No. 04-1 will have a material impact on our consolidated financial statements or the way we conduct our operations.

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include those summarized in the section of this report captioned Risk Factors.

Risk Factors

     Because of the factors set forth below, and the other cautionary language contained above and in other sections of this quarterly report, investors in our common stock should not assume that the forward-looking statements contained in this quarterly report will prove to be a reliable indicator of future performance, and investors should not use these forward-looking statements to anticipate results or trends in future periods.

   If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our margins and profitability may decline.

     Our success depends in part on our ability to build on our position as a leading animal healthcare services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. For example, the animal hospitals we acquired as part of the acquisition of NPC have not achieved the same gross profit margin as our animal hospitals that existed at the time we acquired NPC. In addition, our medical technology division, acquired in October 2004, operates at lower gross profit margins than the combined gross profit margins for our laboratory and animal hospital divisions. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth has fluctuated between 9.8% and 14.1% for each fiscal year from 2002 through 2004. For the three months ended March 31, 2005, our laboratory internal revenue growth, adjusted for one less billing day, was 10.1%. Similarly, our animal hospital same-store revenue growth rate has fluctuated between 3.6% and 4.9% over the same fiscal years. For the three months ended March 31, 2005, our animal hospital same-store revenue growth, adjusted for one less business day, was 7.3%. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Investors should not assume that our historical growth rates and margins are reliable indicators of results in future periods.

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

     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2004, we acquired 85 animal hospitals, 67 in a single acquisition of NPC, and a new medical technology division, a new business segment for us. We expect to continue our acquisition program in all segments of our business. If we acquire additional animal hospital chains in future periods, we will likely acquire a number of animal hospitals in that fiscal year greater than the 20 to 25 animal hospitals that has been our goal in recent years. In addition, we may acquire animal hospitals or laboratories in geographic territories where we do not have existing operations. Further, we may consider acquisitions of related businesses, such as the medical technology division we acquired in 2004, in future periods. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. Further, the expansion into new territories and new business segments result in risks to successful integration of the acquired businesses that are new to our operations. As a consequence, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues. We also may experience delays in converting the systems of acquired businesses into our systems, which could result in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.

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

     In October 2004 we acquired STI, which we now operate as our medical technology division. This acquisition poses numerous risks, in addition to the risks discussed in the immediately preceding paragraphs. STI sells medical imaging equipment and related software and services. At the time of the acquisition, our existing management had no experience in this industry and consequently may not be as effective in managing and overseeing these operations as in the case of business segments where they have significant operating experience. Advanced medical imaging equipment has not been widely adopted in the veterinary market and no clear market leader has emerged. As advanced medical imaging equipment becomes more common in the veterinary industry and generates more significant aggregate revenues, the competition may increase, along with greater price pressures and demands for research and development and market differentiation. Our medical technology division does not manufacture the principal products it distributes and is dependent upon distribution agreements with the manufacturers of the equipment for its future business. If these distribution agreements terminate and are not renewed, or if the manufacturers breach their covenants under these agreements, or the equipment manufactured by these manufacturers becomes less competitive, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. STI was a relatively young company at the time of our acquisition and lacked the financial and operating infrastructure and controls which we have in our other operations. As part of the integration of STI into our operations, we will be required to expand its financial and operating infrastructure and strengthen its control environment to meet the standards that prevail in the remainder of our operations. The failure to timely integrate this operation and achieve these objectives could result in an adverse impact on our revenues, margins and profitability.

   The carrying value of our goodwill could be subject to impairment write-down.

     At March 31, 2005, our balance sheet reflected $513.5 million of goodwill, which was a substantial portion of our total assets of $766.6 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2004, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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

     At March 31, 2005, our debt consisted of:

•	$220.3 million in principal amount outstanding under our senior term F notes;

•	$170.0 million in principal amount outstanding under our 9.875% senior subordinated notes; and

•	$3.2 million in principal amount outstanding under our other debt.

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

     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. As of March 31, 2005, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. As of March 31, 2005, we operated 102 animal hospitals in 13 states with these laws, including 24 in New York and 26 in Texas. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Our use of a self-insurance program and a large-deductible insurance program to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured and/or significant event.

     We have adopted a program of self-insurance with regard to certain risks such as earthquakes and other natural disasters. In addition, our other insurance programs including, but not limited to, hurricanes, floods, health benefits and workers’ compensation include large deductible provisions. We self-insure and use large-deductible insurance programs when the lack of availability and/or high cost of commercially available insurance products do not make the transfer of this risk a reasonable approach. In the event that the frequency of losses experienced by us increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insurance program and large-deductible insurance program. Any increases to these programs increase our risk of exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2005, we had borrowings of $220.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. To reduce the risk of increasing interest rates, we enter into no-fee interest rate swap agreements. Currently, we are engaged in two agreements, both agreements are for $20.0 million and commenced on May 30, 2003 and expire on May 31, 2005. These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. Accordingly, for the 12-month period ending March 31, 2006, for every 1.0% increase in LIBOR we will pay an additional $2.1 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.1 million in interest expense.

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

     In accordance with the requirements of the SEC, our Chief Executive Officer and Chief Financial Officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of this quarterly report on Form 10-Q, there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

(a)	On April 15, 2005, Dawn Olsen, our Principal Accounting Officer, was awarded a discretionary bonus of $60,000 for services performed during 2004

(b)	None

ITEM 6. EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2005.

Date: May 6, 2005	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.