Form 10-Q
period 2005-06-30
VCA ANTECH INC
filed 2005-08-08
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: common stock, $0.001 par value 82,503,179 shares as of August 5, 2005.

VCA ANTECH, INC.
FORM 10-Q
JUNE 30, 2005

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$115,515	$30,964
Restricted cash	—	1,250
Trade accounts receivable, less allowance for uncollectible accounts of $8,416 and $7,668 at June 30, 2005 and December 31, 2004, respectively	33,268	28,936
Inventory	14,676	10,448
Prepaid expenses and other	6,034	6,275
Deferred income taxes	12,190	11,472
Prepaid income taxes	11,786	10,830

Total current assets	193,469	100,175
Property and equipment, less accumulated depreciation and amortization of $86,029 and $79,139 at June 30, 2005 and December 31, 2004, respectively	127,777	119,903
Other assets:
Goodwill	519,135	499,144
Other intangible assets, net	11,300	11,660
Deferred financing costs, net	1,496	4,052
Other	5,927	7,166

Total assets	$859,104	$742,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$5,538	$6,043
Accounts payable	16,892	15,566
Accrued payroll and related liabilities	17,951	19,850
Accrued interest	3,122	1,578
Other accrued liabilities	24,041	21,874

Total current liabilities	67,544	64,911
Long-term obligations, less current portion	471,026	390,846
Deferred income taxes	34,533	31,514
Other liabilities	12,254	12,915
Minority interest	9,892	9,155
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,502 and 82,191 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	83	82
Additional paid-in capital	254,294	251,412
Retained earnings (deficit)	9,749	(18,759)
Accumulated other comprehensive income (loss)	(266)	34
Notes receivable from stockholders	(5)	(10)

Total stockholders’ equity	263,855	232,759

Total liabilities and stockholders’ equity	$859,104	$742,100

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$206,584	$169,947	$393,447	$314,297
Direct costs	145,849	119,943	282,185	224,733

Gross profit	60,735	50,004	111,262	89,564
Selling, general and administrative expense	15,417	11,765	29,549	20,466
Loss (gain) on sale of assets	(78)	4	(88)	66

Operating income	45,396	38,235	81,801	69,032
Interest expense, net	6,081	6,098	12,748	12,083
Debt retirement costs	19,282	810	19,282	810
Other (income) expense	67	(287)	131	(176)
Minority interest in income of subsidiaries	846	755	1,531	1,171

Income before provision for income taxes	19,120	30,859	48,109	55,144
Provision for income taxes	7,858	12,692	19,601	22,233

Net income	$11,262	$18,167	$28,508	$32,911

Basic earnings per common share	$0.14	$0.22	$0.35	$0.40

Diluted earnings per common share	$0.13	$0.22	$0.34	$0.40

Shares used for computing basic earnings per share	82,343	81,674	82,282	81,578

Shares used for computing diluted earnings per share	83,874	83,382	83,709	83,218

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,508	$32,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,785	7,435
Amortization of debt costs	351	367
Provision for uncollectible accounts	2,025	1,084
Debt retirement costs	19,282	810
Loss (gain) on sale of assets	(88)	66
Other	(377)	(92)
Tax benefit from stock options exercised	1,655	2,106
Minority interest in income of subsidiaries	1,531	1,171
Distributions to minority interest partners	(1,145)	(813)
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,265)	(4,962)
Increase in inventory, prepaid expenses and other assets	(4,894)	(522)
Increase in accounts payable and other accrued liabilities	3,425	598
Increase in accrued payroll and related liabilities	(1,822)	(2,596)
Increase in accrued interest	1,544	10
Decrease (increase) in prepaid income taxes	(803)	1,329
Increase in deferred income tax assets	(500)	(574)
Increase in deferred income tax liabilities	3,213	3,987

Net cash provided by operating activities	54,425	42,315

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(22,174)	(92,931)
Real estate acquired in connection with business acquisitions	(221)	(4,385)
Property and equipment additions	(14,681)	(9,027)
Proceeds from sale of assets	338	179
Other	3,039	123

Net cash used in investing activities	(33,699)	(106,041)

Cash flows from financing activities:
Repayment of long-term obligations, including tender fees	(409,187)	(146,842)
Proceeds from the issuance of long-term obligations	475,000	225,000
Payment of financing costs	(3,216)	(794)
Proceeds from issuance of common stock under stock option plans	1,228	1,961

Net cash provided by financing activities	63,825	79,325

Increase in cash and cash equivalents	84,551	15,599
Cash and cash equivalents at beginning of period	30,964	17,237

Cash and cash equivalents at end of period	$115,515	$32,836

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. General
          The accompanying unaudited condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and footnotes thereto included in our 2004 annual report on Form 10-K.
2. Acquisitions
          We acquired the following animal hospitals during the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,
	2005	2004
Acquisitions, excluding NPC (1)	11	15
NPC (1)	—	67
Acquisitions relocated into our existing animal hospitals	(2)	(3)

Total	9	79

(1)	National PetCare Centers, Inc., or NPC, was acquired on June 1, 2004 and is discussed below.
     Animal Hospital Acquisitions, excluding NPC
          The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals, excluding NPC, and the allocation of the purchase price (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Consideration:
Cash	$19,621	$26,509
Obligations to sellers (1)	1,090	1,135
Notes payable and other liabilities assumed	37	151

Total	$20,748	$27,795

Purchase Price Allocation:
Goodwill (2)	$18,593	$24,938
Identifiable intangible assets	1,237	1,523
Tangible assets	918	1,334

Total	$20,748	$27,795

(1)	Represents a portion of the purchase price withheld, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement.

(2)	We expect that $13.8 million and $19.7 million of the goodwill recorded for these acquisitions as of June 30, 2005 and 2004, respectively, will be fully deductible for income tax purposes.
     Partnership Interests
          We purchased the ownership interests in certain partially-owned subsidiaries of our company from partners of these subsidiaries. The following table summarizes the consideration paid by us and the amount of goodwill recorded for these acquisitions (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Consideration:
Cash	$568	$572
Notes payable and other liabilities assumed	1,202	155

Total	$1,770	$727

Goodwill recorded (1)	$710	$610

(1)	We expect that the goodwill recorded in the six months ended June 30, 2005 and 2004 will be fully deductible for income tax purposes.
     Other Acquisition Payments
          We paid $985,000 and $500,000 during the six months ended June 30, 2005 and 2004, respectively, of unused holdbacks to sellers in previously closed acquisitions.
          We paid $90,000 and $75,000 during the six months ended June 30, 2005 and 2004, respectively, for earnout targets that were met and recorded goodwill in the same amount.
          In June 2004 we paid $2.3 million to settle the remaining obligation to a seller in connection with a prior year acquisition.
     Sound Technologies, Inc.
          On October 1, 2004 we acquired Sound Technologies, Inc., or STI, which is a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry. Under the terms of the purchase agreement we may be obligated to pay after June 30, 2005 up to $2.0 million of additional purchase price if certain performance targets are met. In addition, we may incur additional fees for legal and accounting services, which will also result in additional purchase price.
          The total consideration, excluding the $2.0 million contingent obligation described above, was $30.9 million, consisting of: $23.9 million in cash paid to holders of STI stock; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $380,000 paid for professional and other outside services. The preliminary allocation of the $30.9 million purchase price was allocated as follows: $20.8 million to goodwill; $4.7 million to identifiable intangible assets; and $5.4 million to tangible assets. We expect that $389,000 of the goodwill recorded will be fully deductible for income tax purposes.
     National PetCare Centers, Inc.
          On June 1, 2004 we acquired National PetCare Centers, Inc., or NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

          The total consideration for this acquisition was $89.3 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $11.7 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.4 million paid as part of our plan to close certain facilities and terminate certain employees. The $89.3 million purchase price was allocated as follows: $75.5 million to goodwill; $1.4 million to identifiable intangible assets; and $12.4 million to tangible assets, including real estate in the amount of $5.0 million. We expect that $28.8 million of the goodwill recorded will be fully deductible for income tax purposes.
3. Long-Term Obligations
          In May 2005 we entered into a new senior credit facility that provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The terms of the new senior credit facility are discussed in this footnote under Senior Credit Facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and our 9.875% senior subordinated notes in the principal amount of $170.0 million. In connection with the refinancing transactions, we wrote off deferred financing costs and paid financing costs, including an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes. Total debt retirement costs approximated $19.3 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice, Inc., or Pet’s Choice, which is discussed in Footnote 11, Subsequent Events. The following table summarizes our long-term obligations at June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Revolver	$—	$—
Senior term notes (LIBOR + 1.50%)	473,813	—
Senior term notes (LIBOR + 1.75%)	—	223,313
9.875% senior subordinated notes	—	170,000
Other debt and capital lease obligations	2,751	3,576

Total debt obligations	$476,564	$396,889

          The following table sets forth the scheduled maturities of our long-term obligations for each of the years indicated (in thousands):

2005 (1)	$2,895
2006	5,304
2007	5,410
2008	5,145
2009	4,836
Thereafter	452,974

Total	$476,564

(1)	Consists of the period from July 1 through December 31, 2005.
     Senior Credit Facility
          In May 2005 we entered into a senior credit facility with various lenders for $550.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. The senior credit facility includes $475.0 million of senior term notes and a $75.0 million revolving credit facility. The revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. At June 30, 2005 we had no borrowings outstanding under our revolving credit facility.

     Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:
•	the base rate (as defined below) plus a margin of 0.50% per annum; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 1.50% per annum.
     Swing line borrowings bear interest at the base rate (as defined below) plus a margin of 0.50% per annum.
     The base rate is the higher of Wells Fargo’s prime rate or the Federal funds rate plus 0.50%. The adjusted Eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Eurocurrency liabilities.”
     Maturity and Principal Payments. The senior term notes mature on May 16, 2011. Principal payments on the senior term notes are paid quarterly in the amount of $1.2 million with the remaining balance due at maturity. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

2005	$2,375
2006	4,750
2007	4,750
2008	4,750
2009	4,750
Thereafter	452,438

Total	$473,813

     The revolving credit facility matures on May 16, 2010. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity.
     Starting December 31, 2005, as defined in the senior credit facility, mandatory prepayments are due on the senior term notes if our cash and cash equivalents exceed a defined amount. These payments reduce on a pro rata basis the remaining scheduled principal payments. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty.
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
     Debt Covenants. The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio. At June 30, 2005 we had a fixed charge coverage ratio of 1.49 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.

4. Interest Rate Hedging Agreements
     We recently entered into no-fee swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional amounts in exchange for the receipt of payments from counterparties based on LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo Bank	Wells Fargo Bank
Qualifies for hedge accounting	Yes	Yes	Yes
     We also had two other swap agreements that expired on May 31, 2005. One agreement had a notional amount of $20.0 million with a fixed interest rate of 1.72% and the other agreement had a notional amount of $20.0 million with a fixed interest rate of 1.51%.
     The following table summarizes our cash payments (receipts) and unrealized loss (gain) recognized as a result of our interest rate hedging agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash paid (received) (1)	$(21)	$166	$(115)	$329
Unrealized loss (gain) (2)	$67	$(287)	$131	$(176)

(1)	These payments are included in interest expense in our condensed, consolidated income statements.

(2)	These recognized losses (gains) are included in other (income) expense in our condensed, consolidated income statements.
     The valuations of our swap agreements were determined by the counterparties based on fair market valuations for similar agreements. The fair market value of our swap agreements resulted in a liability of $253,000 and an asset of $178,000 at June 30, 2005 and December 31, 2004, respectively. These amounts are included in prepaid expenses and other or other accrued liabilities on our accompanying condensed, consolidated balance sheets.
5. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.
     The following table presents the changes in the carrying amount of our goodwill by segment for the six months ended June 30, 2005 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of January 1, 2005	$93,671	$386,255	$19,218	$499,144
Goodwill acquired	—	18,593	—	18,593
Other (1)	—	(552)	1,579	1,027
Goodwill related to partnership interests	—	577	—	577
Goodwill related to sale of animal hospitals	—	(206)	—	(206)

Balance as of June 30, 2005	$93,671	$404,667	$20,797	$519,135

(1)	Other is the result of purchase price adjustments, purchasing the ownership interest of partners and the payment of earnouts.

     In addition to goodwill, we have amortizable intangible assets at June 30, 2005 and December 31, 2004 as follows (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants-not-to-compete	$12,155	$(5,680)	$6,475	$11,604	$(5,290)	$6,314
Noncontractual-customer relationships	3,340	(539)	2,801	3,340	(246)	3,094
Technology	1,250	(187)	1,063	1,250	(62)	1,188
Trademarks	560	(42)	518	560	(14)	546
Contracts	397	(77)	320	397	(26)	371
Client lists	671	(548)	123	665	(518)	147

Total	$18,373	$(7,073)	$11,300	$17,816	$(6,156)	$11,660

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Aggregate amortization expense	$793	$553	$1,596	$993

     Based on balances at June 30, 2005, estimated annual amortization expense for other intangible assets for the current year and the next four fiscal years is as follows (in thousands):

2005	$3,120
2006	$2,832
2007	$2,590
2008	$2,035
2009	$997

6. Calculation of Earnings per Common Share
     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$11,262	$18,167	$28,508	$32,911

Weighted average common shares outstanding:
Basic	82,343	81,674	82,282	81,578
Effect of dilutive potential common shares:
Stock options	1,531	1,628	1,427	1,530
Contracts that may be settled in stock or cash	—	80	—	110

Diluted	83,874	83,382	83,709	83,218

Basic earnings per common share	$0.14	$0.22	$0.35	$0.40

Diluted earnings per common share	$0.13	$0.22	$0.34	$0.40

7. Lines of Business
     As of June 30, 2005 we had four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography equipment, related computer hardware, software and ancillary services to the veterinary market. We acquired our Medical Technology segment on October 1, 2004 and therefore do not have operating results for periods prior to that date. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and footnotes thereto included in our 2004 annual report on Form 10-K. We evaluate the performance of our segments based on gross profit. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2005
Revenue	$58,277	$147,959	$5,358	$—	$(5,010)	$206,584
Direct costs	30,899	116,142	3,700	—	(4,892)	145,849

Gross profit	27,378	31,817	1,658	—	(118)	60,735
Selling, general and administrative expense	3,346	3,807	1,922	6,342	—	15,417
Gain on sale of assets	—	(78)	—	—	—	(78)

Operating income (loss)	$24,032	$28,088	$(264)	$(6,342)	$(118)	$45,396

Depreciation and amortization	$878	$2,907	$302	$372	$(16)	$4,443

Capital expenditures	$1,180	$4,986	$125	$1,267	$(86)	$7,472

Three Months Ended June 30, 2004
Revenue	$51,951	$121,384	$—	$—	$(3,388)	$169,947
Direct costs	27,983	95,348	—	—	(3,388)	119,943

Gross profit	23,968	26,036	—	—	—	50,004
Selling, general and administrative expense	3,190	3,056	—	5,519	—	11,765
Loss on sale of assets	2	2	—	—	—	4

Operating income (loss)	$20,776	$22,978	$—	$(5,519)	$—	$38,235

Depreciation and amortization	$897	$2,536	$—	$386	$—	$3,819

Capital expenditures	$1,057	$4,078	$—	$427	$—	$5,562

Six Months Ended June 30, 2005
Revenue	$111,716	$281,313	$9,842	$—	$(9,424)	$393,447
Direct costs	60,469	223,761	7,145	—	(9,190)	282,185

Gross profit	51,247	57,552	2,697	—	(234)	111,262
Selling, general and administrative expense	6,711	7,510	3,489	11,839	—	29,549
Gain on sale of assets	—	(88)	—	—	—	(88)

Operating income (loss)	$44,536	$50,130	$(792)	$(11,839)	$(234)	$81,801

Depreciation and amortization	$1,780	$5,651	$601	$769	$(16)	$8,785

Capital expenditures	$2,861	$8,867	$245	$3,099	$(391)	$14,681

Six Months Ended June 30, 2004
Revenue	$101,133	$219,340	$—	$—	$(6,176)	$314,297
Direct costs	55,698	175,211	—	—	(6,176)	224,733

Gross profit	45,435	44,129	—	—	—	89,564
Selling, general and administrative expense	6,363	5,804	—	8,299	—	20,466
Loss on sale of assets	1	65	—	—	—	66

Operating income (loss)	$39,071	$38,260	$—	$(8,299)	$—	$69,032

Depreciation and amortization	$1,718	$4,937	$—	$780	$—	$7,435

Capital expenditures	$1,803	$6,531	$—	$693	$—	$9,027

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
At June 30, 2005
Total assets	$143,753	$528,743	$39,640	$149,078	$(2,110)	$859,104

At December 31, 2004
Total assets	$136,810	$503,485	$35,198	$67,817	$(1,210)	$742,100

8. Stock-Based Compensation
     We have granted stock options to various employees under multiple stock option plans and are accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. This method is not a fair-value based method of accounting as defined by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Fair-value based methods of accounting require compensation expense to be recognized based on the fair market value of the options granted over their vesting period. The following table presents net income and earnings per common share as if we accounted for our stock options under SFAS No. 123 and the fair-value based method of accounting (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
As reported	$11,262	$18,167	$28,508	$32,911

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,309)	(485)	(3,954)	(762)

Pro forma net income available to common stockholders	$9,953	$17,682	$24,554	$32,149

Earnings per common share:
Basic — as reported	$0.14	$0.22	$0.35	$0.40
Basic — pro forma	$0.12	$0.22	$0.30	$0.39

Diluted — as reported	$0.13	$0.22	$0.34	$0.40
Diluted — pro forma	$0.12	$0.21	$0.29	$0.39
     In December 2004 the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period.
     On April 19, 2005 the Securities and Exchange Commission amended the compliance date for SFAS No. 123R to fiscal years beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective with the compliance date applicable to us, which is currently scheduled for January 1, 2006. We are currently evaluating the method we will use to value share-based payments and the impact of this standard on our consolidated financial statements.
9. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements, incident to the ordinary course of our business. These items are discussed in detail in our consolidated financial statements and footnotes thereto included in our 2004 annual report on Form 10-K. We also have contingencies, which are discussed below.
  a. Earnout Payments
     In connection with certain acquisitions, we assumed certain contractual arrangements whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria over periods of one to three years, as set forth in the respective agreements. The amount to be paid cannot be determined until the earnout periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to make cash payments of $575,000 for the remainder of 2005 and $2.3 million in 2006.
     b. Officers’ Compensation
     We have entered into employment agreements with three of our officers whereby payments may be required if our company terminates their employment in certain circumstances. We have entered into an agreement with another officer providing for similar benefits if we terminate his employment without cause. The amounts payable are based upon the executives’ salaries and/or bonus history at the time of termination and the cost to our company of continuing to provide certain benefits. Had all of such officers been terminated as of June 30, 2005, we would have had aggregate obligations of approximately $9.4 million plus the cost of the continuing benefits under such agreements. The employment agreements with our three executives also obligate our company to make certain payments in the event of a change in control of our company. The amounts payable by our company under these agreements upon a change in control are based on the officers’ salaries and bonus history at the time of termination and the cost to our company of continuing to provide certain benefits. Had all of our officers been terminated following a change in control as of June 30, 2005, we would have aggregate obligations of approximately $9.1 million under these agreements plus the cost of the continuing benefits. These agreements also provide for the acceleration of the vesting of certain of the stock options held by the officers in such circumstances.
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
11. Subsequent Events
     On July 1, 2005 we acquired Pet’s Choice for $60.0 million (less assumed debt, excluding real estate and before other adjustments) in cash. Pet’s Choice operates 46 animal hospitals in five states with annual revenues in fiscal year ended March 27, 2005 of $69.4 million.
     In addition to the acquisition of Pet’s Choice, we also acquired two animal hospitals from July 1, 2005 through August 5, 2005 for an aggregate consideration of $1.4 million, consisting of $1.3 million in cash and the assumption of liabilities of $70,000.

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
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 5, 2005, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 5, 2005 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of our operations for the three and six months ended June 30, 2005 as well as our overall liquidity, capital resources and contractual cash obligations. In addition, we will discuss our critical accounting policies.
     We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our activities are divided into three segments:
     Laboratory. We operate the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2005 our laboratory network consisted of 28 laboratories serving all 50 states.
     Animal hospitals. We operate the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2005 our animal hospital network consisted of 318 animal hospitals in 37 states.
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
Executive Overview
     We experienced strong operating results for the three and six months ended June 30, 2005 marked by continued growth in our laboratory and animal hospital segments. During the three months ended June 30, 2005, our revenue increased 21.6% compared to the comparable prior year period to $206.6 million and our diluted earnings per common share was $0.13, which includes debt retirement costs of $0.14. During the six months ended June 30, 2005, our revenue increased 25.2% compared to the comparable prior year period to $393.4 million and our diluted earnings per common share was $0.34, which includes debt retirement costs of $0.14.
     Refinancing Transactions
          On May 16, 2005 we refinanced our senior credit facility. The new senior credit facility provides for $475.0 million of senior term notes and a $75.0 million revolving credit facility. Both the senior term notes and the revolving credit facility are priced at LIBOR plus 150 basis points, a 25 basis point reduction from our previous credit facility. We used the proceeds from the refinance to retire our outstanding debt under our previous senior credit facility, to purchase all of our $170.0 million outstanding 9.875% senior subordinated notes, and to purchase Pet’s Choice, Inc., or Pet’s Choice, (see Subsequent Event discussion below for additional details on the Pet’s Choice acquisition). In conjunction with these refinancing transactions, we incurred debt retirement costs of approximately $19.3 million, which were recognized as part of income from continuing operations in the three and six months ended June 30, 2005.
     Acquisitions
          Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $25.0 million to $30.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes our laboratory and animal hospital facilities growth and animal hospital closures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Laboratories:
Beginning of period	28	23	27	23
New facilities	—	2	1	2

End of period	28	25	28	25

Animal hospitals:
Beginning of period	320	247	315	241
Acquisitions, excluding NPC(1)	3	6	11	15
NPC(1)	—	67	—	67
Acquisitions relocated into hospitals operated by us	(1)	(1)	(2)	(3)
Sold or closed	(4)	(2)	(6)	(3)

End of period	318	317	318	317

(1)	National PetCare Centers, Inc., or NPC, was acquired on June 1, 2004.
     Subsequent Event
          On July 1, 2005 we acquired Pet’s Choice for $60.0 million (less assumed debt, excluding real estate and before other adjustments) in cash. Pet’s Choice operated 46 animal hospitals in five states with annual revenues in the fiscal year ended March 27, 2005 of $69.4 million. We paid for the acquisition using proceeds from the refinance of our senior credit facility.
          We expect to incur integration expenses during the remainder of 2005 as we integrate the animal hospital operations of Pet’s Choice into our existing animal hospital operations. Our integration plan includes eliminating duplicative overhead costs.

Results of Operations
     The following is a summary of the operating results for each of our segments (in thousands):

					Inter-
		Animal	Medical		company
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2005
Revenue	$58,277	$147,959	$5,358	$—	$(5,010)	$206,584
Direct costs	30,899	116,142	3,700	—	(4,892)	145,849

Gross profit	27,378	31,817	1,658	—	(118)	60,735
Selling, general and administrative expense	3,346	3,807	1,922	6,342	—	15,417
Gain on sale of assets	—	(78)	—	—	—	(78)

Operating income (loss)	$24,032	$28,088	$(264)	$(6,342)	$(118)	$45,396

Depreciation and amortization	$878	$2,907	$302	$372	$(16)	$4,443

Three Months Ended June 30, 2004
Revenue	$51,951	$121,384	$—	$—	$(3,388)	$169,947
Direct costs	27,983	95,348	—	—	(3,388)	119,943

Gross profit	23,968	26,036	—	—	—	50,004
Selling, general and administrative expense	3,190	3,056	—	5,519	—	11,765
Loss on sale of assets	2	2	—	—	—	4

Operating income (loss)	$20,776	$22,978	$—	$(5,519)	$—	$38,235

Depreciation and amortization	$897	$2,536	$—	$386	$—	$3,819

Six Months Ended June 30, 2005
Revenue	$111,716	$281,313	$9,842	$—	$(9,424)	$393,447
Direct costs	60,469	223,761	7,145	—	(9,190)	282,185

Gross profit	51,247	57,552	2,697	—	(234)	111,262
Selling, general and administrative expense	6,711	7,510	3,489	11,839	—	29,549
Gain on sale of assets	—	(88)	—	—	—	(88)

Operating income (loss)	$44,536	$50,130	$(792)	$(11,839)	$(234)	$81,801

Depreciation and amortization	$1,780	$5,651	$601	$769	$(16)	$8,785

Six Months Ended June 30, 2004
Revenue	$101,133	$219,340	$—	$—	$(6,176)	$314,297
Direct costs	55,698	175,211	—	—	(6,176)	224,733

Gross profit	45,435	44,129	—	—	—	89,564
Selling, general and administrative expense	6,363	5,804	—	8,299	—	20,466
Loss on sale of assets	1	65	—	—	—	66

Operating income (loss)	$39,071	$38,260	$—	$(8,299)	$—	$69,032

Depreciation and amortization	$1,718	$4,937	$—	$780	$—	$7,435

     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Laboratory	28.2%	30.6%	28.4%	32.2%
Animal hospital	71.6	71.4	71.5	69.8
Medical technology	2.6	—	2.5	—
Intercompany	(2.4)	(2.0)	(2.4)	(2.0)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	70.6	70.6	71.7	71.5

Gross profit	29.4	29.4	28.3	28.5
Selling, general and administrative expense	7.5	6.9	7.5	6.5
Gain on sale of assets	(0.1)	—	—	—

Operating income	22.0	22.5	20.8	22.0
Interest expense, net	2.9	3.6	3.2	3.8
Debt retirement costs	9.3	0.5	4.9	0.3
Other (income) expense	0.1	(0.2)	0.1	(0.1)
Minority interest in income of subsidiaries	0.4	0.4	0.4	0.4

Income before provision for income taxes	9.3	18.2	12.2	17.6
Provision for income taxes	3.8	7.5	5.0	7.1

Net income	5.5%	10.7%	7.2%	10.5%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Laboratory	$58,277	$51,951	12.2%	$111,716	$101,133	10.5%
Animal hospital	147,959	121,384	21.9%	281,313	219,340	28.3%
Medical technology	5,358	—		9,842	—
Intercompany	(5,010)	(3,388)	47.9%	(9,424)	(6,176)	52.6%

Total revenue	$206,584	$169,947	21.6%	$393,447	$314,297	25.2%

     Laboratory Revenue
     Laboratory revenue increased $6.3 million for the three months ended June 30, 2005 and increased $10.6 million for the six months ended June 30, 2005 as compared to the same periods in the prior year. The components of the increases in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
Laboratory Revenue:	2005	2004	% Change	2005	2004	% Change
Internal growth:
Number of requisitions (2)	2,572	2,373	8.4%	4,835	4,476	8.0%
Average revenue per requisition (1)	$22.66	$21.89	3.5%	$23.11	$22.45	2.9%

Total internal revenue (2)	$58,277	$51,951	12.2%	$111,716	$100,494	11.2%
Billing day adjustment (3)	—	—		—	639

Total	$58,277	$51,951	12.2%	$111,716	$101,133	10.5%

(1)	Computed by dividing total internal revenue by the number of requisitions.

(2)	Internal revenue and requisitions were calculated using laboratory operating results adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(3)	The 2004 billing day adjustment reflects the impact of one additional billing day for the six months ended June 30, 2004 as compared to the six months ended June 30, 2005.
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
     Animal Hospital Revenue
     Animal hospital revenue increased $26.6 million for the three months ended June 30, 2005 and increased $62.0 million for the six months ended June 30, 2005 as compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,
Animal Hospital Revenue:	2005	2004	% Change	2005	2004	% Change
Same-store facility:
Orders (2)	953	978	(2.5)%	1,774	1,803	(1.6)%
Average revenue per order (1)	$121.73	$111.58	9.1%	$120.55	$110.92	8.7%

Same-store revenue (2)	$116,030	$109,100	6.4%	$213,814	$200,047	6.9%
Business day adjustment (3)	—	—		—	1,073
Net acquired revenue (4)	31,929	12,284		67,499	18,220

Total	$147,959	$121,384	21.9%	$281,313	$219,340	28.3%

(1)	Computed by dividing same-store revenue by same-store orders.

(2)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own for the entire period presented and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

(3)	The 2004 business day adjustment reflects the impact of one additional business day for the six months ended June 30, 2004 as compared to the six months ended June 30, 2005.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparative period, which was April 1, 2004 for the three months ended June 30, 2005, and January 1, 2004 for the six months ended June 30, 2005. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods compared.
          Over the last few years, some pet-related products, including medication prescriptions, traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Orders for these pet-related products and vaccinations generally generate revenue that is less than the average revenue for orders of more advanced medical procedures, which our business strategy has placed a greater emphasis on including, but not limited to, high-quality veterinary care and wellness programs, which typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.
          Price increases, which approximated 2.5% to 6% on services at most hospitals in February 2005 and 2.5% to 5% in February 2004, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.
     Medical Technology Revenue
          The components of revenue for our medical technology segment for the three and six months ended June 30, 2005 are summarized in the following table (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Medical Technology Revenue:
Ultrasound equipment	$2,698	$4,907
Digital radiography	1,320	2,331
Education and installation services	465	800
Consulting and mobile imaging services	875	1,804

Total revenue	$5,358	$9,842

          We acquired our medical technology business on October 1, 2004 and consequently do not have comparative operating results for prior periods. Due to the seasonality of the medical technology industry, results for the three and six months ended June 30, 2005 may not be indicative of results experienced in future periods.
     Intercompany Revenue
          Approximately 8% of our laboratory revenue for the three and six months ended June 30, 2005 was intercompany revenue that was generated by providing laboratory services to our animal hospitals. Approximately 7% of our medical technology revenue for the three and six months ended June 30, 2005 was intercompany revenue that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany revenue is accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany revenue is eliminated as part of our consolidation.
Gross Profit
          The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		Gross		Gross			Gross		Gross
		Profit		Profit	%		Profit		Profit	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$27,378	47.0%	$23,968	46.1%	14.2%	$51,247	45.9%	$45,435	44.9%	12.8%
Animal hospital	31,817	21.5%	26,036	21.4%	22.2%	57,552	20.5%	44,129	20.1%	30.4%
Medical technology	1,658	30.9%	—			2,697	27.4%	—
Intercompany	(118)		—			(234)		—

Total gross profit	$60,735	29.4%	$50,004	29.4%	21.5%	$111,262	28.3%	$89,564	28.5%	24.2%

     Laboratory Gross Profit
          Laboratory gross profit is calculated as laboratory revenue less laboratory direct costs. Laboratory direct costs are comprised of all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, facilities rent, occupancy costs, depreciation and amortization and supply costs.
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
          Over the last 24 months we have acquired 100 new animal hospitals, representing approximately 31% of the animal hospitals currently operated by us. Many of these newly acquired animal hospitals had lower gross profit margins at the time of acquisition than those previously operated by us. These lower gross profit margins were offset by improvements in animal hospital revenue, increased operating leverage and the favorable impact of our integration efforts.
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
          We acquired our medical technology division on October 1, 2004 and consequently do not have comparative operating results for prior periods. Due to the seasonality of the medical technology industry, results for the three and six months ended June 30, 2005 may not be indicative of results experienced in future periods.

     Selling, General and Administrative Expense
          The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$3,346	5.7%	$3,190	6.1%	4.9%	$6,711	6.0%	$6,363	6.3%	5.5%
Animal hospital	3,807	2.6%	3,056	2.5%	24.6%	7,510	2.7%	5,804	2.6%	29.4%
Medical technology	1,922	35.9%	—			3,489	35.5%	—
Corporate	6,342	3.1%	5,519	3.2%	14.9%	11,839	3.0%	8,299	2.6%	42.7%

Total SG&A	$15,417	7.5%	$11,765	6.9%	31.0%	$29,549	7.5%	$20,466	6.5%	44.4%

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
          The increase in animal hospital SG&A is primarily the result of expanding the animal hospital administrative operations to absorb the recent acquisitions, including NPC and Pet’s Choice.
     Medical Technology SG&A
          Medical technology SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.
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
          In March 2004 we resolved an outstanding claim with our insurance company related to a legal settlement and received reimbursement of $1.9 million. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the litigation settlement (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004			2005		2004
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Corporate SG&A as reported	$6,342	3.1%	$5,519	3.2%	14.9%	$11,839	3.0%	$8,299	2.6%	42.7%
Impact of certain items:
Litigation settlement reimbursement	—		—			—		1,124
Legal fees reimbursement	—		—			—		801

Corporate SG&A excluding the impact of certain items	$6,342	3.1%	$5,519	3.2%	14.9%	$11,839	3.0%	$10,224	3.3%	15.8%

          Corporate SG&A, excluding the impact of certain items, as a percentage of total revenue decreased primarily as a result of an increase in total revenue combined with operating leverage.
          Corporate SG&A excluding the impact of certain items increased significantly from the prior year primarily as a result of expanding the corporate operations to absorb the recent acquisitions, including NPC, STI and Pet’s Choice, and costs incurred for internal controls compliance activities pertaining to Section 404 of the Sarbanes-Oxley Act.
Interest Expense, Net
          The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest expense:
Senior term notes	$4,221	$1,527	$6,641	$2,869
9.875% senior subordinated notes	2,145	4,197	6,342	8,394
Interest rate hedging agreements	(21)	166	(115)	329
Amortization of debt costs	142	183	351	367
Secured and unsecured seller notes	59	50	122	83
Capital leases and other	141	142	287	298

	6,687	6,265	13,628	12,340
Interest income	606	167	880	257

Total interest expense, net of interest income	$6,081	$6,098	$12,748	$12,083

          The changes in interest expense were primarily attributable to our debt financing transactions, which we discuss below in Liquidity and Capital Resources, and changes in LIBOR.
     Debt Retirement Costs
          In connection with debt refinancing transactions, we incurred debt retirement costs of $19.3 million during the three and six months ended June 30, 2005 and $810,000 during the three and six months ended June 30, 2004. These transactions are discussed below in the Liquidity and Capital Resources section.
     Provision for Income Taxes
          Our effective tax rate for the three and six months ended June 30, 2005 approximates our statutory rate.
          We recognized a litigation settlement reimbursement of $1.1 million during the first quarter of 2004, which we discuss above in Corporate SG&A. This reimbursement had no related tax expense and reduced our effective tax rate to 40.3% for the six months ended June 30, 2004. This reimbursement did not impact our effective tax rate for individual quarters ending subsequent to March 31, 2004. Our effective tax rate for the three months ended June 30, 2004 was 41.1%.
     Liquidity and Capital Resources
          The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2005	2004
Cash provided by (used in):
Operating activities	$54,425	$42,315
Investing activities	(33,699)	(106,041)
Financing activities	63,825	79,325

Increase in cash and cash equivalents	84,551	15,599
Cash and cash equivalents at beginning of year	30,964	17,237

Cash and cash equivalents at end of year	$115,515	$32,836

     Cash Flows from Operating Activities
          Net cash provided by operating activities increased $12.1 million in the six months ended June 30, 2005 as compared to the comparable period in the prior year primarily due to improved operating performance and acquisitions. Our cash flows from operating activities for the six months ended June 30, 2005 as compared to the comparable period in the prior year were negatively impacted by changes in working capital and a litigation settlement reimbursement received during the six months ended June 30, 2004.
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
          Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $25.0 million to $30.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accord with that strategy, we acquired 46 animal hospitals that were part of a chain operated by Pet’s Choice, which we acquired on July 1, 2005. We funded the acquisition of Pet’s Choice with cash received from our new senior credit facility entered into in May 2005. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. For the remaining six months of 2005, we also intend to spend approximately $12.0 million for property and equipment.
     Cash Flows from Financing Activities
          In May 2005 we entered into a new senior credit facility that provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and repurchase our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice, which we discuss above in the Subsequent Event section. In connection with the refinancing transactions, we paid financing costs of approximately $3.2 million and paid an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes.
          In June 2004 we amended and restated our senior credit facility to replace the existing senior term notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the NPC merger. In connection with this refinancing transaction, we paid financing costs of $794,000.
     Future Cash Requirements
          The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2005 (1)	2006	2007	2008	2009	Thereafter
Long-term debt	$476,296	$2,838	$5,183	$5,346	$5,119	$4,836	$452,974
Capital lease obligations	268	57	121	64	26	—	—
Operating leases	356,100	11,657	23,198	23,096	22,879	22,415	252,855
Fixed cash interest expense	2,616	299	556	501	636	427	197
Variable cash interest expense(2)	180,480	14,314	30,528	30,916	30,830	30,968	42,924
Swap agreements (2)	(3,838)	(415)	(1,505)	(1,428)	(490)	—	—
Purchase obligations	10,468	5,495	4,258	330	330	55	—
Other long-term liabilities	42,739	—	—	—	—	—	42,739

	$1,065,129	$34,245	$62,339	$58,825	$59,330	$58,701	$791,689

(1)	Consists of the period July 1 through December 31, 2005.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable rate component plus a fixed 1.50%. Including the fixed 1.50%, we estimate that the interest rate on our variable rate debt will be 6.05%, 6.50%, 6.65%, 6.70%, 6.80% and 6.95% for years 2005 through thereafter, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our condensed, consolidated financial statements included in this quarterly report on Form 10-Q discuss these variable-rate notes in more detail.
          The table above excludes certain contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets. We may be required to pay up to $2.8 million in future periods if these performance targets are achieved.
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
     Debt Related Covenants
          Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. In particular, the covenants limit our acquisition spending, without a waiver, to $110.0 million for the period from May 16, 2005 to December 31, 2005 and $50.0 million per year thereafter plus up to $10.0 million of any unused amount from the previous year. As of June 30, 2005 we were in compliance with these covenants. We currently believe the most restrictive covenant is the fixed charge coverage ratio. The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization includes 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At June 30, 2005 we had a fixed charge coverage ratio of 1.49 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
     Interest Rate Hedging Agreements
          We entered into certain no-fee swap agreements whereby we pay to counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London interbank offer rates, or LIBOR, and the same set notional principal amounts. A summary of these agreements is as follows:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo Bank	Wells Fargo Bank
Qualifies for hedge accounting	Yes	Yes	Yes
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
     Description of Indebtedness
     Senior Credit Facility
          At June 30, 2005 we had $473.8 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
          We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on the London interbank market, or LIBOR, plus a margin of 1.50% per annum.
          The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
     Other Debt
          At June 30, 2005 we had seller notes secured by assets of animal hospitals, unsecured debt and capital leases that totaled $2.8 million.
     Critical Accounting Policies
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
     Medical Technology Revenue
          Most of our medical technology revenue is derived from the sale of ultrasound imaging equipment and digital radiography equipment; however, we also derive revenue from: (i) licensing our software; (ii) providing technical support and product updates related to the equipment we sell and our software, otherwise known as maintenance; and (iii) providing professional services related to the equipment we sell and our software, including installations, on-site training and education services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of one or more of the following elements: (i) ultrasound imaging equipment; (ii) digital radiography equipment; (iii) software products; (iv) computer hardware; (v) maintenance; and (vi) professional services.
          The accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin, SAB, No. 104, Revenue Recognition, as amended, and the sale of software licenses and related items is governed by Statement of Position, SOP, No. 97-2, Software Revenue Recognition, as amended. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates.
          We sell our ultrasound imaging equipment with and without related computer hardware and software. We account for the sale of ultrasound imaging equipment on a stand-alone basis under requirements of SAB No. 104. We account for the sale of ultrasound imaging equipment with related computer hardware and software by bifurcating the transaction and accounting for the ultrasound imaging equipment under SAB No. 104 and the computer hardware and software under SOP No. 97-2. The consensus reached by Emerging Issues Task Force, EITF, No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, requires that arrangements that include software that is more than incidental to the products or services as a whole are to be accounted for under SOP No. 97-2. We have concluded that our software is incidental to the ultrasound imaging equipment because that equipment is manufactured as an out-of-the-box solution and many of our customers purchase it as such. We have also concluded that the software is more than incidental to the computer hardware we sell and therefore account for that portion of the sale under SOP No. 97-2.
          We sell our digital radiography equipment with related computer hardware and software. The digital radiography equipment requires the computer hardware and software to function. As a result, we account for the digital radiography sales under SOP No. 97-2.
          Under the residual method prescribed by SOP No. 97-2, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). Each transaction requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.
          We allocate revenue to each undelivered element based on its fair value, with the fair value determined by the price charged when that element is sold separately. We are recognizing the revenue on the computer hardware and software we sell with our ultrasound equipment when the computer hardware is delivered, as there are no undelivered elements associated with the sale at that point in time. We recognize the revenue on the sale of ultrasound imaging equipment upon delivery as well, as there are not undelivered elements associated with the sale. We are recognizing the revenue on computer hardware and software we sell with our digital radiography equipment over the period we are providing maintenance, ranging from one to four years. We are recognizing the revenue for the sale of the digital radiography equipment over that same period because the software and computer hardware we sell with this equipment is essential to its functionality.
          In determining whether or not to recognize revenue, we evaluate each of these criteria:
•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement.

•	Delivery: We consider delivery to have occurred when the ultrasound imaging equipment is delivered and the digital radiography equipment is installed. We recognize revenue for professional services when those services are provided or on a straight-line basis over the service contract term, based on the nature of the service or the terms of the contract.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history. We only consider fees to be fixed or determinable if they are not subject to refund or adjustment.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.
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
     Valuation of Goodwill
          Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at June 30, 2005 was $519.1 million, consisting of $93.7 million for our laboratory segment, $404.6 million for our animal hospital segment and $20.8 million for our medical technology segment.
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
     Income Taxes
          We account for income taxes under Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes. In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.
          We made judgments in assessing our ability to realize future benefits from our deferred tax assets. As such, we record a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. At June 30, 2005 and 2004, we used valuation allowances to offset net operating loss and capital loss carryforwards and investment related expenditures where the realization of this deduction is uncertain.
          We have also recorded in other liabilities on our condensed, consolidated balance sheets a liability for differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities. Such liability relates to losses that to our best judgment are probable. Changes in facts and circumstances may cause us to: (1) lower our estimates or determine that payments are no longer probable resulting in a reduction of our future tax provision; or (2) increase our estimates resulting in an increase in our future tax provision. In addition, there are certain tax contingencies that represent a possible future payment but not a probable one. While we have not recognized a liability for these possible future payments, they may result in future cash payments and increase our tax provision.

New Accounting Pronouncements
Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections
     In May 2005 the Financial Accounting Standards Board, FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, defining and changing the way companies account for changes in accounting principles, accounting estimates and reporting entities, as well as corrections of errors. Among other things, SFAS No. 154 prohibits companies from changing accounting principles or the methodology of applying accounting principles unless directed to do so by new accounting principles or unless the new principle or application is acceptable and superior. Entities changing accounting principles outside of specific guidance are required to retroactively apply the change to all prior periods unless it is impracticable to do so. To the extent that it is impracticable to do so, entities are required to make an adjustment to retained earnings in the year of change.
     We do not anticipate that SFAS No. 154 will have a material impact on our future operations; however, its application could result in a change in historically reported financial statements if in the future we either adopt a new accounting principle where no specific application guidance is provided, we change current accounting principles or the method of their application, or we determine we have an error in our historically reported financial statements.
     SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.
EITF 05-6, Determining the Amortization Period for Leasehold Improvements
     In June of 2005 the FASB ratified the Emerging Issues Task Force, or EITF, consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. Under EITF No. 05-6, the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease is the lesser of (a) the leasehold improvement’s useful life or (b) a period that reflects the renewals that are reasonably assured upon the acquisition of the business or purchase of the leasehold improvement with renewals being rights provided for in the existing lease agreement.
     EITF No. 05-6 will not have an impact on our future cash flows; however, it may result in an increase in the period in which we amortize future purchased leasehold improvements. We have not determined the impact EITF No. 05-6 will have on our operating results.
     EITF No. 05-6 is effective for leasehold improvements purchased after July 1, 2005.
Share-Based Compensation
     In December 2004 the FASB issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period.
     On April 19, 2005 the Securities and Exchange Commission amended the compliance date for SFAS No. 123R to fiscal years beginning after June 15, 2005. We intend to adopt SFAS No. 123R effective with the compliance date applicable to us, which is currently scheduled for January 1, 2006. We are currently evaluating the method we will use to value share-based payments and the impact of this standard on our consolidated financial statements.
Inventory Costs
     In November 2004 the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, effective for fiscal years beginning after June 15, 2005, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. We do not expect that the application of SFAS No. 151 will have a material impact on our consolidated financial statements or the way we conduct our operations.
Accounting for Preexisting Relationships between the Parties to a Business Combination
     In October 2004 the FASB ratified the EITF consensus on Issue No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. This consensus will require parties in a business combination that had a preexisting relationship to evaluate whether or not the acquisition resulted in the settlement of an existing contract, thus requiring accounting treatment separate from the business combination.
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
     Our success depends in part on our ability to build on our position as a leading animal healthcare services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. For example, the animal hospitals we acquired as part of the acquisition of NPC have not achieved the same gross profit margin as our animal hospitals that existed at the time we acquired NPC. The animal hospitals we acquired as part of the acquisition of Pet’s Choice on July 1, 2005 have substantially lower margins than our existing animal hospitals. In addition, our medical technology division, acquired in October 2004, operates at lower gross profit margins than the combined gross profit margins for our laboratory and animal hospital divisions. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 9.8% and 14.1% for each fiscal year from 2002 through 2004. For the three and six months ended June 30, 2005, our laboratory internal revenue growth, adjusted for differences in billing days, was 12.2% and 11.2%, respectively. Similarly, our animal hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 3.6% and 4.9% over the same fiscal years. For the three and six months ended June 30, 2005, our animal hospital same-store revenue growth, adjusted for differences in business days, was 6.4% and 6.9%, respectively. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Investors should not assume that our historical growth rates and margins are reliable indicators of results in future periods.
Demand for certain products and services could decline.
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
     Significantly more than a majority of our expense, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.
Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.
     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2004 we acquired 85 animal hospitals, 67 in a single acquisition of NPC, and a new medical technology division, a new business segment for us. During the six months ended June 30, 2005 we acquired 11 animal hospitals and on July 1, 2005 we acquired 46 animal hospitals in the acquisition of Pet’s Choice. We expect to continue our acquisition program in all segments of our business. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. Further, the expansion into new territories and new business segments result in risks to successful integration of the acquired businesses that are new to our operations. As a consequence, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues. We also may experience delays in converting the systems of acquired businesses into our systems, which could result in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.
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
     Our medical technology division does not manufacture the principal products it distributes, and therefore its future business is dependent upon distribution agreements with the manufacturers of the equipment, the ability of those manufactures to produce desirable equipment and the overall rate of new development within the industry. If the distribution agreements terminate and are not renewed, if the manufacturers breach their covenants under these agreements, if the equipment manufactured by these manufacturers becomes less competitive or if there is a general decrease in the rate of new development within the industry, demand for our products and services would decrease. In addition, because the products represent a significant capital investment for our customers, an adverse change in the economy or the current tax law could also negatively impact the demand for our products and services. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share.
The carrying value of our goodwill could be subject to impairment write-down.
     At June 30, 2005 our balance sheet reflected $519.1 million of goodwill, which was a substantial portion of our total assets of $859.1 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. If we determine that the fair market value of one of our reporting units is less than its carrying value, this may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2004 we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.
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
     At June 30, 2005 our debt consisted of:
•	$473.8 million in principal amount outstanding under our senior term notes; and

•	$2.8 million in principal amount outstanding under our other debt.
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
     Our substantial amount of debt, as well as the guarantees of our subsidiaries and the security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our senior credit facility may:
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
     The terms of our senior credit facility allow us, under specified conditions, to incur further indebtedness, which would heighten the foregoing risks. If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.
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
     Our medical technology division is a relatively new entrant in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens Medical Systems, Philips Medical Systems and Canon Medical Systems. The success of our medical technology division, in part, is due to its focus on the veterinary market, which allows it to differentiate its products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our revenues and operating margins could decline. If we fail to compete successfully in this market, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could adversely affect our business and operating results.
We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.
     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At June 30, 2005 there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.
If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.
     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. At June 30, 2005 we operated 103 animal hospitals in 13 states with these laws, including 23 in New York and 26 in Texas. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.
     All of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our clinics are required to maintain valid state licenses to practice.
Any failure in our information technology systems, disruption in our transportation network (including disruption resulting from terrorist activities) or failure to receive products could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt our operations.
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
     Our laboratory operations also depend, in some cases, on the ability of single source suppliers to deliver products on a timely basis. Any significant reduction in the availability of lab supplies will disrupt our ability to provide test results in a timely manner.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2005 we had borrowings of $473.8 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we enter into no-fee interest rate swap agreements. Currently, we are engaged in the following no-fee interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo Bank	Wells Fargo Bank
Qualifies for hedge accounting	Yes	Yes	Yes
     These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. Accordingly, for the 12-month period ending June 30, 2006, for every 1.0% increase in LIBOR we will pay an additional $3.2 million in interest expense and for every 1.0% decrease in LIBOR we will save $3.2 million in interest expense.
     We may consider entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.
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
     In accordance with the requirements of the SEC, our Chief Executive Officer and Chief Financial Officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of this quarterly report on Form 10-Q, there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 6, 2005 we held our annual meeting of stockholders at which our stockholders:
•	elected each of John Heil and John B. Chickering, Jr. as a Class III director; and

•	ratified KPMG LLP as our independent auditor.
     The results of the election of two Class III directors are as follows:

Candidate	Yes Votes	No Votes	Abstain	Broker Non-Vote
John Heil	39,651,132	-0-	26,721,987	-0-
John B. Chickering, Jr.	64,179,612	-0-	2,193,507	-0-
     The results of the other matter upon which our stockholders voted are as follows:

Proposal	Yes Votes	No Votes	Abstain	Broker Non-Vote
Ratify KPMG LLP as our independent auditor	66,255,454	88,850	28,815	-0-
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2005.

Date: August 5, 2005	By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.