Form 10-Q
period 2005-09-30
VCA ANTECH INC
filed 2005-11-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes  ☒     No  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.001 par value 82,628,370 shares as of November 4, 2005.

VCA ANTECH, INC.
FORM 10-Q
SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$44,501	$30,964
Restricted cash	—	1,250
Trade accounts receivable, less allowance for uncollectible accounts of $8,817 and $7,668 at September 30, 2005 and December 31, 2004, respectively	33,764	28,936
Inventory	17,407	10,448
Prepaid expenses and other	7,673	6,275
Deferred income taxes	12,847	11,472
Prepaid income taxes	2	10,830

Total current assets	116,194	100,175
Property and equipment, less accumulated depreciation and amortization of $89,956 and $79,139 at September 30, 2005 and December 31, 2004, respectively	146,970	119,903
Other assets:
Goodwill	579,637	499,144
Other intangible assets, net	11,328	11,660
Deferred financing costs, net	1,405	4,052
Other	7,404	7,166

Total assets	$862,938	$742,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$5,826	$6,043
Accounts payable	19,294	15,566
Accrued payroll and related liabilities	18,389	19,850
Accrued interest	327	1,578
Other accrued liabilities	30,350	21,874

Total current liabilities	74,186	64,911
Long-term obligations, less current portion	448,254	390,846
Deferred income taxes	27,425	31,514
Other liabilities	13,761	12,915
Minority interest	10,257	9,155
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,576 and 82,191 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	83	82
Additional paid-in capital	255,493	251,412
Retained earnings (deficit)	32,006	(18,759)
Accumulated other comprehensive income	1,474	34
Notes receivable from stockholders	(1)	(10)

Total stockholders’ equity	289,055	232,759

Total liabilities and stockholders’ equity	$862,938	$742,100

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$229,242	$183,352	$622,689	$497,649
Direct costs	166,598	133,571	448,783	358,304

Gross profit	62,644	49,781	173,906	139,345
Selling, general and administrative expense	18,394	13,037	47,943	33,503
Loss (gain) on sale of assets	115	(12)	27	54

Operating income	44,135	36,756	125,936	105,788
Interest expense, net	6,034	6,629	18,782	18,712
Debt retirement costs	—	—	19,282	810
Other (income) expense	(130)	(9)	1	(185)
Minority interest in income of subsidiaries	778	746	2,309	1,917

Income before provision for income taxes	37,453	29,390	85,562	84,534
Provision for income taxes	15,196	12,046	34,797	34,279

Net income	$22,257	$17,344	$50,765	$50,255

Basic earnings per common share	$0.27	$0.21	$0.62	$0.62

Diluted earnings per common share	$0.26	$0.21	$0.61	$0.60

Shares used for computing basic earnings per share	82,526	81,944	82,364	81,701

Shares used for computing diluted earnings per share	84,019	83,455	83,818	83,300

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$50,765	$50,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,947	11,407
Amortization of debt costs	482	552
Provision for uncollectible accounts	2,996	2,190
Debt retirement costs	19,282	810
Loss on sale of assets and other	(310)	(296)
Tax benefit from stock options exercised	2,333	3,542
Minority interest in income of subsidiaries	2,309	1,917
Distributions to minority interest partners	(1,968)	(1,505)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,009)	(5,075)
Increase in inventory, prepaid expenses and other assets	(5,796)	(909)
Increase in accounts payable and other accrued liabilities	6,311	1,759
Decrease in accrued payroll and related liabilities	(5,734)	(677)
Increase (decrease) in accrued interest	(1,251)	4,107
Decrease (increase) in prepaid income taxes	10,828	(1,173)
Increase in deferred income tax assets	(1,375)	(823)
Increase in deferred income tax liabilities	5,404	5,654

Net cash provided by operating activities	91,214	71,735

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(83,702)	(97,152)
Real estate acquired in connection with business acquisitions	(2,929)	(5,565)
Property and equipment additions	(22,725)	(16,035)
Proceeds from sale of assets	368	184
Other	3,540	1,553

Net cash used in investing activities	(105,448)	(117,015)

Cash flows from financing activities:
Repayment of long-term obligations, including tender fees	(445,721)	(147,691)
Proceeds from the issuance of long-term obligations	475,000	225,000
Payment of financing costs	(3,257)	(794)
Proceeds from issuance of common stock under stock option plans	1,749	2,362

Net cash provided by financing activities	27,771	78,877

Increase in cash and cash equivalents	13,537	33,597
Cash and cash equivalents at beginning of period	30,964	17,237

Cash and cash equivalents at end of period	$44,501	$50,834

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. General
     The accompanying unaudited condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and notes thereto included in our 2004 annual report on Form 10-K.
2. Acquisitions
     We acquired the following animal hospitals during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,
	2005	2004
Acquisitions, excluding NPC and Pet’s Choice (1)(2)	19	17
Pet’s Choice (1)	46	—
NPC (2)	—	67
Acquisitions relocated into our existing animal hospitals	(5)	(4)

Total	60	80

(1)	Pet’s Choice, Inc., or Pet’s Choice, was acquired on July 1, 2005.

(2)	National PetCare Centers, Inc., or NPC, was acquired on June 1, 2004.

  Animal Hospital Acquisitions, excluding NPC and Pet’s Choice
     The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals, excluding NPC and Pet’s Choice, and the allocation of the purchase price (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Consideration:
Cash	$28,466	$28,063
Notes payable and other liabilities assumed	1,706	1,457

Total	$30,172	$29,520

Purchase Price Allocation:
Goodwill (1)	$27,178	$26,439
Identifiable intangible assets	1,755	1,645
Tangible assets	1,239	1,436

Total	$30,172	$29,520

(1)	We expect that $20.3 million of the goodwill recorded during the nine months ended September 30, 2005, will be fully deductible for income tax purposes.
  Pet’s Choice, Inc.
     On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals located in five states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in five states, particularly Texas and Washington. Our condensed, consolidated financial statements reflect the operating results of Pet’s Choice for the period of July 1, 2005 through September 30, 2005.
     As of September 30, 2005, we had not finalized the purchase price accounting for the Pet’s Choice acquisition, as we are awaiting final billing on due diligence fees and certain legal fees are still being incurred, and the valuation of certain tax assets and liabilities has not been finalized. In addition, Pet’s Choice will refund a portion of the purchase price to us in accordance with the terms of the purchase agreement requiring Pet’s Choice to maintain a certain level of working capital at July 1, 2005. All of these items will result in a change to the total purchase price.
     The total consideration, excluding the potential integration costs and the working capital adjustment, as of September 30, 2005, was $77.3 million, consisting of: $51.5 million in cash paid to holders of Pet’s Choice stock and debt; $14.1 million in assumed debt; $9.3 million in assumed liabilities; $1.2 million of operating leases whose terms were in excess of market; $810,000 paid for professional and other outside services; and $460,000 paid as part of our plan to close the Pet’s Choice corporate office and terminate certain employees. The $77.3 million purchase price was allocated as follows: $51.8 million to goodwill; $266,000 to identifiable intangible assets; and $25.2 million to tangible assets, including real estate in the amount of $1.2 million. We expect that $21.8 million of the goodwill recorded will be fully deductible for income tax purposes.
  National PetCare Centers, Inc.
     On June 1, 2004, we acquired National PetCare Centers, Inc., or NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.
     The total consideration for this acquisition was $89.3 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $11.7 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services;

and $2.4 million paid as part of our plan to close certain facilities and terminate certain employees. The $89.3 million purchase price was allocated as follows: $75.0 million to goodwill; $1.4 million to identifiable intangible assets; and $12.9 million to tangible assets, including real estate in the amount of $5.0 million. We expect that $30.0 million of the goodwill recorded will be fully deductible for income tax purposes.
  Partnership Interests
     We purchased the ownership interests in certain partially-owned subsidiaries of our company from partners of these subsidiaries. The following table summarizes the consideration paid by us and the amount of goodwill recorded for these acquisitions (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Consideration:
Cash	$568	$1,106
Notes payable and other liabilities assumed	399	221

Total	$967	$1,327

Goodwill recorded (1)	$709	$846

(1)	We expect that the goodwill recorded in the nine months ended September 30, 2005 will be fully deductible for income tax purposes.
  Other Acquisition Payments
     We paid $1.1 million and $864,000 to sellers for the unused portion of holdbacks during the nine months ended September 30, 2005 and 2004, respectively.
     We paid $2.0 million and $325,000 during the nine months ended September 30, 2005 and 2004, respectively, for earnout targets that were met and recorded goodwill in the same amounts. Earnout payments are discussed under note 9, Commitments and Contingencies.
     In June 2004, we paid $2.3 million to settle the remaining obligation to a seller in connection with a prior year acquisition.
  Sound Technologies, Inc.
     On October 1, 2004, we acquired Sound Technologies, Inc., or STI, which is a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry. Under the terms of the purchase agreement, we may be obligated to pay after September 30, 2005, up to $2.0 million of additional purchase price if certain performance targets are met.
     The total consideration, excluding the $2.0 million contingent obligation described above, was $30.9 million, consisting of: $23.9 million in cash paid to holders of STI stock; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $380,000 paid for professional and other outside services. The allocation of the $30.9 million purchase price was allocated as follows: $19.8 million to goodwill; $4.7 million to identifiable intangible assets; and $6.4 million to tangible assets. We expect that $389,000 of the goodwill recorded will be fully deductible for income tax purposes.
3. Long-Term Obligations
     In May 2005, we entered into a new senior credit facility that provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The terms of the new senior credit facility are discussed below under Senior Credit Facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and our 9.875% senior subordinated notes in the principal amount of $170.0 million. In connection with the refinancing transactions, we wrote off deferred financing costs and paid financing costs, including an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes. Total debt retirement costs approximated $19.3 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice, which is discussed in note 2, Acquisitions. The following table summarizes our long-term obligations at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Revolver	$—	$—
Senior term notes (LIBOR + 1.50%)	437,713	—
Senior term notes (LIBOR + 1.75%)	—	223,313
9.875% senior subordinated notes	—	170,000
Other debt and capital lease obligations	16,367	3,576

Total debt obligations	$454,080	$396,889

     The following table sets forth the scheduled maturities of our long-term obligations for each of the five succeeding years and thereafter as of September 30, 2005 (in thousands):

Remainder of 2005	$1,626
2006	5,650
2007	6,791
2008	5,584
2009	5,349
Thereafter	429,080

Total	$454,080

  Senior Credit Facility
     Our $550.0 million senior credit facility is comprised of various lenders with Goldman Sachs Credit Partners, L.P. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. The senior credit facility includes $475.0 million of senior term notes and a $75.0 million revolving credit facility. The revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. At September 30, 2005, we had no borrowings outstanding under our revolving credit facility.
     In August 2005, we prepaid $35.0 million of our senior term notes.
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

     Maturity and Principal Payments. The senior term notes mature on May 16, 2011. Principal payments on the senior term notes are paid quarterly in the amount of $1.1 million with the remaining balance due at maturity. The following table sets forth the remaining scheduled principal payments for our senior term notes as of September 30, 2005 (in thousands):

Remainder of 2005	$1,100
2006	4,399
2007	4,399
2008	4,399
2009	4,399
Thereafter	419,017

Total	$437,713

     The revolving credit facility matures on May 16, 2010. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity.
     Starting December 31, 2005, as defined in the senior credit facility, mandatory prepayments are due on the senior term notes equal to 75% of any excess cash flow at the end of each fiscal year. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty.
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
     Debt Covenants. The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At September 30, 2005, we had a fixed charge coverage ratio of 1.54 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 2.54 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00.
4. Interest Rate Hedging Agreements
     We have no-fee swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

Fixed interest rate	4.07%	3.98%	3.94%
Notional principal amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo Bank	Wells Fargo Bank
Qualifies for hedge accounting	Yes	Yes	Yes
     We also had two other swap agreements that expired on May 31, 2005. One agreement had a notional principal amount of $20.0 million with a fixed interest rate of 1.72%, and the other agreement had a notional principal amount of $20.0 million with a fixed interest rate of 1.51%.

     The following table summarizes our cash payments (receipts) and unrealized loss (gain) recognized as a result of our interest rate hedging agreements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash paid (received) (1)	$190	$90	$75	$419
Unrealized loss (gain) (2)	$(130)	$(9)	$1	$(185)

(1)	These payments are included in interest expense in our condensed, consolidated income statements.

(2)	These recognized losses (gains) are included in other (income) expense in our condensed, consolidated income statements.
     The valuations of our swap agreements were determined by the counterparties based on fair market valuations for similar agreements. The fair market value of our swap agreements resulted in assets of $1.6 million and $178,000 at September 30, 2005 and December 31, 2004, respectively. These amounts are included in prepaid expenses and other in our accompanying condensed, consolidated balance sheets.
5. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.
     The following table presents the changes in the carrying amount of our goodwill by segment for the nine months ended September 30, 2005 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of January 1, 2005	$93,671	$386,255	$19,218	$499,144
Goodwill acquired	—	78,974	—	78,974
Other (1)	500	(328)	976	1,148
Goodwill related to partnership interests	—	577	—	577
Goodwill related to sale of animal hospitals	—	(206)	—	(206)

Balance as of September 30, 2005	$94,171	$465,272	$20,194	$579,637

(1)	Other is the result of purchase price adjustments, purchasing ownership interest in non-wholly-owned subsidiaries and earnout payments.
     In addition to goodwill, we have amortizable intangible assets at September 30, 2005 and December 31, 2004 as follows (in thousands):

	As of September 30, 2005			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants-not-to-compete	$12,020	$(5,523)	$6,497	$11,604	$(5,290)	$6,314
Noncontractual-customer relationships	3,340	(685)	2,655	3,340	(246)	3,094
Technology	1,250	(250)	1,000	1,250	(62)	1,188
Trademarks	560	(56)	504	560	(14)	546
Contracts	397	(103)	294	397	(26)	371
Client lists	962	(584)	378	665	(518)	147

Total	$18,529	$(7,201)	$11,328	$17,816	$(6,156)	$11,660

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Aggregate amortization expense	$796	$583	$2,393	$1,576

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of September 30, 2005 is as follows (in thousands):

Remainder of 2005	$816
2006	3,073
2007	2,782
2008	2,151
2009	1,107
Thereafter	1,399

Total	$11,328

6. Calculation of Earnings per Common Share
     Basic and diluted earnings per common share were computed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$22,257	$17,344	$50,765	$50,255

Weighted average common shares outstanding:
Basic	82,526	81,944	82,364	81,701
Effect of dilutive potential common shares:
Stock options	1,493	1,511	1,454	1,526
Contracts that may be settled in stock or cash	—	—	—	73

Diluted	84,019	83,455	83,818	83,300

Basic earnings per common share	$0.27	$0.21	$0.62	$0.62

Diluted earnings per common share	$0.26	$0.21	$0.61	$0.60

7. Lines of Business
     As of September 30, 2005, we had four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography equipment, related computer hardware, software and ancillary services to the veterinary market. The Corporate segment provides selling, general and administrative support services for the other segments. We acquired our Medical Technology segment on October 1, 2004, and therefore do not have operating results for periods prior to that date. The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our consolidated financial statements and notes thereto included in our 2004 annual report on Form 10-K. We evaluate the performance of our segments based on gross profit. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended September 30, 2005
Revenue	$56,555	$167,815	$10,595	$—	$(5,723)	$229,242
Direct costs	31,478	133,571	6,881	—	(5,332)	166,598

Gross profit	25,077	34,244	3,714	—	(391)	62,644
Selling, general and administrative expense	3,636	4,072	2,806	7,880	—	18,394
Gain on sale of assets	—	115	—	—	—	115

Operating income (loss)	$21,441	$30,057	$908	$(7,880)	$(391)	$44,135

Depreciation and amortization	$1,025	$3,383	$320	$454	$(20)	$5,162

Capital expenditures	$3,080	$4,214	$191	$915	$(356)	$8,044

Three Months Ended September 30, 2004
Revenue	$50,685	$136,399	$—	$—	$(3,732)	$183,352
Direct costs	28,470	108,833	—	—	(3,732)	133,571

Gross profit	22,215	27,566	—	—	—	49,781
Selling, general and administrative expense	3,136	3,423	—	6,478	—	13,037
Loss on sale of assets	—	(12)	—	—	—	(12)

Operating income (loss)	$19,079	$24,155	$—	$(6,478)	$—	$36,756

Depreciation and amortization	$850	$2,722	$—	$400	$—	$3,972

Capital expenditures	$2,108	$4,451	$—	$449	$—	$7,008

Nine Months Ended September 30, 2005
Revenue	$168,271	$449,128	$20,437	$—	$(15,147)	$622,689
Direct costs	91,947	357,332	14,026	—	(14,522)	448,783

Gross profit	76,324	91,796	6,411	—	(625)	173,906
Selling, general and administrative expense	10,347	11,582	6,295	19,719	—	47,943
Gain on sale of assets	—	27	—	—	—	27

Operating income (loss)	$65,977	$80,187	$116	$(19,719)	$(625)	$125,936

Depreciation and amortization	$2,805	$9,034	$921	$1,223	$(36)	$13,947

Capital expenditures	$5,941	$13,081	$436	$4,014	$(747)	$22,725

Nine Months Ended September 30, 2004
Revenue	$151,818	$355,739	$—	$—	$(9,908)	$497,649
Direct costs	84,168	284,044	—	—	(9,908)	358,304

Gross profit	67,650	71,695	—	—	—	139,345
Selling, general and administrative expense	9,499	9,227	—	14,777	—	33,503
Loss on sale of assets	1	53	—	—	—	54

Operating income (loss)	$58,150	$62,415	$—	$(14,777)	$—	$105,788

Depreciation and amortization	$2,568	$7,659	$—	$1,180	$—	$11,407

Capital expenditures	$3,911	$10,982	$—	$1,142	$—	$16,035

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
At September 30, 2005
Total assets	$149,379	$609,975	$40,446	$65,690	$(2,552)	$862,938

At December 31, 2004
Total assets	$136,810	$503,485	$35,198	$67,817	$(1,210)	$742,100

8. Stock-Based Compensation
     We have granted stock options to various employees under multiple stock option plans and are accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. This method is not a fair-value-based method of accounting as defined by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Fair-value-based methods of accounting require compensation expense to be recognized based on the fair market value of the options granted over their vesting period. The following table presents net income and earnings per common share as if we accounted for our stock options under SFAS No. 123 and the fair-value-based method of accounting (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
As reported	$22,257	$17,344	$50,765	$50,255
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(503)	(484)	(4,457)	(1,246)

Pro forma net income available to common stockholders	$21,754	$16,860	$46,308	$49,009

Earnings per common share:
Basic — as reported	$0.27	$0.21	$0.62	$0.62
Basic — pro forma	$0.26	$0.21	$0.56	$0.60

Diluted — as reported	$0.26	$0.21	$0.61	$0.60
Diluted — pro forma	$0.26	$0.20	$0.55	$0.59
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period. We will adopt SFAS No. 123R effective with the compliance date applicable to us, which is currently scheduled for January 1, 2006. Based on options granted on or prior to September 30, 2005, we expect that the adoption of SFAS No. 123R will result in share-based compensation of $1.8 million, net of tax, in 2006. Any share-based payments issued subsequent to September 30, 2005, may increase our share-based compensation expense.
9. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements, incident to the ordinary course of our business. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2004 annual report on Form 10-K. In addition to the commitments discussed in our 2004 annual report on Form 10-K, we had commitments for construction projects of approximately $3.2 million at September 30, 2005. We also have contingencies, which are discussed below.

  a. Earnout Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earnout periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to make cash payments of $75,000 for the remainder of 2005 and $2.3 million in 2006.
  b. Officers’ Compensation
     We have entered into employment agreements with three of our officers whereby payments may be required if our company terminates their employment in certain circumstances. We have entered into an agreement with another officer providing for similar benefits if we terminate his employment without cause. The amounts payable are based upon the executives’ salaries and/or bonus history at the time of termination and the cost to our company of continuing to provide certain benefits. Had all of such officers been terminated as of September 30, 2005, we would have had aggregate obligations of approximately $9.4 million plus the cost of the continuing benefits under such agreements. The employment agreements with our three executives also obligate our company to make certain payments in the event of a change in control of our company. The amounts payable by our company under these agreements upon a change in control are based on the officers’ salaries and bonus history at the time of termination and the cost to our company of continuing to provide certain benefits. Had all of our officers been terminated following a change in control as of September 30, 2005, we would have aggregate obligations of approximately $9.1 million under these agreements plus the cost of the continuing benefits. These agreements also provide for the acceleration of the vesting of certain of the stock options held by the officers in such circumstances.
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
11. Subsequent Events
     From October 1, 2005 through November 4, 2005, we acquired three animal hospitals, one of which was merged into an existing VCA animal hospital, for an aggregate consideration of $5.4 million, consisting of $5.2 million in cash and the assumption of liabilities of $250,000.

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
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 4, 2005, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 4, 2005, at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of our operations for the three and nine months ended September 30, 2005, as well as our overall liquidity, capital resources and contractual cash obligations as of November 4, 2005. In addition, we will discuss our critical accounting policies.
     We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We have four reportable segments:
     Laboratory. We operate the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2005, our laboratory network consisted of 30 laboratories serving all 50 states.
     Animal hospitals. We operate the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2005, our animal hospital network consisted of 365 animal hospitals in 37 states.
     Medical technology. We sell ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services to veterinarians.
     Corporate. We provide selling, general and administrative support for our other segments.
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
Executive Overview
     We experienced strong operating results for the three and nine months ended September 30, 2005, marked by continued growth in our laboratory and animal hospital segments. During the three months ended September 30, 2005, our revenue increased 25.0% compared to the comparable prior year period to $229.2 million and our diluted earnings per common share increased 23.8% compared to the comparable prior year period to $0.26. During the nine months ended September 30, 2005, our revenue increased 25.1% compared to the comparable prior year period to $622.7 million and our diluted earnings per common share was $0.61, which included debt retirement costs of $0.13.
  Refinancing Transactions
     On May 16, 2005, we refinanced our senior credit facility. The new senior credit facility provides for $475.0 million of senior term notes and a $75.0 million revolving credit facility. Both the senior term notes and the revolving credit facility are priced at LIBOR plus 150 basis points, a 25 basis point reduction from our previous senior credit facility. We used the proceeds from the refinance to retire our outstanding debt under our previous senior credit facility, to purchase all of our $170.0 million outstanding 9.875% senior subordinated notes, and to purchase Pet’s Choice, Inc., or Pet’s Choice (see discussion in note 2, Acquisitions, in our notes to the condensed, consolidated financial statements for additional details on the Pet’s Choice acquisition). In conjunction with these refinancing transactions, we incurred debt retirement costs of approximately $19.3 million, which were recognized as part of income from continuing operations in the nine months ended September 30, 2005.
  Acquisitions
     Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals in five states as of the acquisition date. The following table summarizes our laboratory and animal hospital facilities growth and animal hospital closures:

	Nine Months Ended
	September 30,
	2005	2004
Laboratories:
Beginning of period	27	23
New facilities	3	3

End of period	30	26

Animal hospitals:
Beginning of period	315	241
Acquisitions, excluding Pet’s Choice and NPC (1)(2)	19	17
Pet’s Choice (1)	46	—
NPC (2)	—	67
New facilities	—	1
Acquisitions relocated into hospitals operated by us	(5)	(4)
Sold or closed	(10)	(4)

End of period	365	318

(1)	Pet’s Choice was acquired on July 1, 2005.

(2)	National PetCare Centers, Inc., or NPC, was acquired on June 1, 2004.

  Results of Operations
     The following is a summary of the operating results for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended September 30, 2005
Revenue	$56,555	$167,815	$10,595	$—	$(5,723)	$229,242
Direct costs	31,478	133,571	6,881	—	(5,332)	166,598

Gross profit	25,077	34,244	3,714	—	(391)	62,644
Selling, general and administrative expense	3,636	4,072	2,806	7,880	—	18,394
Gain on sale of assets	—	115	—	—	—	115

Operating income (loss)	$21,441	$30,057	$908	$(7,880)	$(391)	$44,135

Depreciation and amortization	$1,025	$3,383	$320	$454	$(20)	$5,162

Three Months Ended September 30, 2004
Revenue	$50,685	$136,399	$—	$—	$(3,732)	$183,352
Direct costs	28,470	108,833	—	—	(3,732)	133,571

Gross profit	22,215	27,566	—	—	—	49,781
Selling, general and administrative expense	3,136	3,423	—	6,478	—	13,037
Loss on sale of assets	—	(12)	—	—	—	(12)

Operating income (loss)	$19,079	$24,155	$—	$(6,478)	$—	$36,756

Depreciation and amortization	$850	$2,722	$—	$400	$—	$3,972

Nine Months Ended September 30, 2005
Revenue	$168,271	$449,128	$20,437	$—	$(15,147)	$622,689
Direct costs	91,947	357,332	14,026	—	(14,522)	448,783

Gross profit	76,324	91,796	6,411	—	(625)	173,906
Selling, general and administrative expense	10,347	11,582	6,295	19,719	—	47,943
Gain on sale of assets	—	27	—	—	—	27

Operating income (loss)	$65,977	$80,187	$116	$(19,719)	$(625)	$125,936

Depreciation and amortization	$2,805	$9,034	$921	$1,223	$(36)	$13,947

Nine Months Ended September 30, 2004
Revenue	$151,818	$355,739	$—	$—	$(9,908)	$497,649
Direct costs	84,168	284,044	—	—	(9,908)	358,304

Gross profit	67,650	71,695	—	—	—	139,345
Selling, general and administrative expense	9,499	9,227	—	14,777	—	33,503
Loss on sale of assets	1	53	—	—	—	54

Operating income (loss)	$58,150	$62,415	$—	$(14,777)	$—	$105,788

Depreciation and amortization	$2,568	$7,659	$—	$1,180	$—	$11,407

     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Laboratory	24.7%	27.6%	27.0%	30.5%
Animal hospital	73.2	74.4	72.1	71.5
Medical technology	4.6	—	3.3	—
Intercompany	(2.5)	(2.0)	(2.4)	(2.0)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	72.7	72.8	72.1	72.0

Gross profit	27.3	27.2	27.9	28.0
Selling, general and administrative expense	8.0	7.1	7.7	6.7
Gain on sale of assets	—	0.1	—	—

Operating income	19.3	20.0	20.2	21.3
Interest expense, net	2.7	3.6	3.0	3.8
Debt retirement costs	—	—	3.1	0.2
Other (income) expense	—	—	—	(0.1)
Minority interest in income of subsidiaries	0.3	0.4	0.4	0.4

Income before provision for income taxes	16.3	16.0	13.7	17.0
Provision for income taxes	6.6	6.5	5.5	6.9

Net income	9.7%	9.5%	8.2%	10.1%

  Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Laboratory	$56,555	$50,685	11.6%	$168,271	$151,818	10.8%
Animal hospital	167,815	136,399	23.0%	449,128	355,739	26.3%
Medical technology	10,595	—		20,437	—
Intercompany	(5,723)	(3,732)	53.3%	(15,147)	(9,908)	52.9%

Total revenue	$229,242	$183,352	25.0%	$622,689	$497,649	25.1%

  Laboratory Revenue
     Laboratory revenue increased $5.9 million for the three months ended September 30, 2005, and increased $16.5 million for the nine months ended September 30, 2005, as compared to the same periods in the prior year. The components of the increases in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
Laboratory Revenue:	2005	2004	% Change	2005	2004	% Change
Internal growth:
Number of requisitions (1)	2,396	2,137	12.1%	7,232	6,613	9.4%
Average revenue per requisition (2)	$23.60	$23.72	(0.5)%	$23.27	$22.86	1.8%

Total internal revenue (1)	$56,555	$50,685	11.6%	$168,271	$151,179	11.3%
Billing day adjustment (3)	—	—		—	639

Total	$56,555	$50,685	11.6%	$168,271	$151,818	10.8%

(1)	Internal revenue and requisitions were calculated using laboratory operating results adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing total internal revenue by the number of requisitions.

(3)	The 2004 billing day adjustment reflects the impact of one additional billing day for the nine months ended September 30, 2004, as compared to the comparable 2005 period.
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
     The change in the average revenue per requisition is attributable to price increases and changes in the mix, type and number of tests performed per requisition. The price increases for most tests ranged from 2% to 4% in both February 2005 and February 2004.
  Animal Hospital Revenue
     Animal hospital revenue increased $31.4 million for the three months ended September 30, 2005, and increased $93.4 million for the nine months ended September 30, 2005, as compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
Animal Hospital Revenue:	2005	2004	% Change	2005	2004	% Change
Same-store facility:
Orders (1)	1,158	1,178	(1.7)%	2,691	2,730	(1.4)%
Average revenue per order (2)	$121.81	$112.44	8.3%	$120.40	$110.76	8.7%

Same-store revenue (1)	$141,072	$132,421	6.5%	$323,992	$302,500	7.1%
Business day adjustment (3)	—	1,730		—	2,454
Net acquired revenue (4)	26,743	2,248		125,136	50,785

Total	$167,815	$136,399	23.0%	$449,128	$355,739	26.3%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own for the entire period presented and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

(2)	Computed by dividing same-store revenue by same-store orders.

(3)	The 2004 business day adjustment reflects the impact of one additional business day for the three months ended September 30, 2004, and the impact of two additional business days for the nine months ended September 30, 2004, as compared to the comparable 2005 periods.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparative period, which was July 1, 2004, for the three months ended September 30, 2005, and January 1, 2004, for the nine months ended September 30, 2005. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods compared.
     Over the last few years, some pet-related products, including medication prescriptions, traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Orders for these pet-related products and vaccinations generally generate revenue that is less than the average revenue for orders of more advanced medical procedures, which our business strategy has placed a greater emphasis on including, but not limited to, high-quality veterinary care and wellness programs that typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.
     Price increases, which approximated 2.5% to 6% on services at most hospitals in February 2005, and 2.5% to 5% in February 2004, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.
  Medical Technology Revenue
     Medical technology revenue was $10.6 million and $20.4 million for the three and nine months ended September 30, 2005, respectively. For sales of our digital radiography solution, commencing in the third quarter of 2005, we recognized revenue on the digital radiography equipment, computer hardware and software at the time of customer acceptance, and recognized revenue from post-contract customer support services on a straight-line basis over the term of the support periods, which is generally one year. Prior to the third quarter of 2005, the full amount of digital radiography sales was deferred and recognized over the term of the support periods. During the three months ended September 30, 2005, we sold digital radiography solutions for a total contract amount of $5.2 million, of which $470,000 was deferred, and we recognized revenue of $1.5 million for sales deferred prior to the third quarter of 2005. At September 30, 2005, we had deferred revenue of $4.3 million related to our digital radiography solutions that will be recognized over the term of the support periods.
     Due to the seasonality of the medical technology industry and the fact we deferred less revenue during the three months ended September 30, 2005 as compared to prior quarters, results for the three and nine months ended September 30, 2005, may not be indicative of results experienced in future periods.
  Intercompany Revenue
     Approximately 8% and 7% of our laboratory revenue in 2005 and 2004, respectively, was intercompany revenue that was generated by providing laboratory services to our animal hospitals. Approximately 7% of our medical technology revenue for the three and nine months ended September 30, 2005, was intercompany revenue that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

  Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		Gross		Gross			Gross		Gross
		Profit		Profit	%		Profit		Profit	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$25,077	44.3%	$22,215	43.8%	12.9%	$76,324	45.4%	$67,650	44.6%	12.8%
Animal hospital	34,244	20.4%	27,566	20.2%	24.2%	91,796	20.4%	71,695	20.2%	28.0%
Medical technology	3,714	35.1%	—			6,411	31.4%	—
Intercompany	(391)		—			(625)		—

Total gross profit	$62,644	27.3%	$49,781	27.2%	25.8%	$173,906	27.9%	$139,345	28.0%	24.8%

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
     Over the last 24 months we have acquired 152 new animal hospitals, representing approximately 42% of the animal hospitals currently operated by us. Many of these newly acquired animal hospitals had lower gross profit margins at the time of acquisition than those previously operated by us. These lower gross profit margins were offset by improvements in animal hospital revenue, increased operating leverage and the favorable impact of our integration efforts.
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
     Medical technology gross profit was $3.7 million and $6.4 million for the three and nine months ended September 30, 2005, respectively. For sales of our digital radiography solution, commencing in the third quarter of 2005, we recognized gross profit on the digital radiography equipment, computer hardware and software at the time of customer acceptance, and recognized gross profit from post-contract customer support services on a straight-line basis over the term of the support periods, which is generally one year. Prior to the third quarter of 2005, the full amount of the gross profit related to digital radiography sales was deferred and recognized over the term of the support periods. During the three months ended September 30, 2005, we sold digital radiography solutions for a total contract amount that yielded $2.7 million of gross profit, of which $470,000 was deferred, and we recognized gross profit of $670,000 for sales deferred prior to the third quarter of 2005. At September 30, 2005, we had deferred gross profit of $1.7 million related to our digital radiography solutions that will be recognized over the term of the support periods.
     Due to the seasonality of the medical technology industry and the fact we deferred less gross profit during the three months ended September 30, 2005 as compared to prior quarters, results for the three and nine months ended September 30, 2005, may not be indicative of results experienced in future periods.

  Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$3,636	6.4%	$3,136	6.2%	15.9%	$10,347	6.1%	$9,499	6.3%	8.9%
Animal hospital	4,072	2.4%	3,423	2.5%	19.0%	11,582	2.6%	9,227	2.6%	25.5%
Medical technology	2,806	26.5%	—			6,295	30.8%	—
Corporate	7,880	3.4%	6,478	3.5%	21.6%	19,719	3.2%	14,777	3.0%	33.4%

Total SG&A	$18,394	8.0%	$13,037	7.1%	41.1%	$47,943	7.7%	$33,503	6.7%	43.1%

  Laboratory SG&A
     Laboratory SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense.
     The increase in laboratory SG&A is primarily the result of increasing our sales force and marketing efforts.
  Animal Hospital SG&A
     Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.
     The increase in animal hospital SG&A was primarily the result of expanding the animal hospital administrative operations to absorb the recent acquisitions, including Pet’s Choice and NPC.
  Medical Technology SG&A
     Medical technology SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.
     We acquired our medical technology division on October 1, 2004, and consequently do not have comparative operating results for prior periods.
  Corporate SG&A
     Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense and occupancy costs as well as corporate depreciation.
     In March 2004, we resolved an outstanding claim with our insurance company related to a legal settlement and received reimbursement of $1.9 million. As a result of acquiring Pet’s Choice and NPC we incurred integration costs. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the litigation settlement and the integration costs (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004			2005		2004
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Corporate SG&A as reported	$7,880	3.4%	$6,478	3.5%	21.6%	$19,719	3.2%	$14,777	3.0%	33.4%
Impact of certain items:
Litigation settlement reimbursement	—		—			—		1,124
Legal fees reimbursement	—		—			—		801
Integration costs	(809)		(668)			(933)		(1,238)

Corporate SG&A excluding the impact of certain items	$7,071	3.1%	$5,810	3.2%	21.7%	$18,786	3.0%	$15,464	3.1%	21.5%

     Corporate SG&A excluding the impact of certain items increased significantly from the prior year primarily as a result of expanding the corporate operations to absorb the recent acquisitions, including Pet’s Choice, STI and NPC.
  Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest expense:
Senior term notes	$5,847	$2,166	$12,488	$5,035
9.875% senior subordinated notes	—	4,197	6,342	12,591
Interest rate hedging agreements	190	90	75	419
Amortization of debt costs	132	185	482	552
Capital leases and other	453	214	863	595

	6,622	6,852	20,250	19,192

Interest income.	588	223	1,468	480

Total interest expense, net of interest income	$6,034	$6,629	$18,782	$18,712

     The changes in interest expense were primarily attributable to changes in our debt structure, which we discuss below in Liquidity and Capital Resources, and changes in LIBOR.
  Debt Retirement Costs
     In connection with debt refinancing transactions, we incurred debt retirement costs of $19.3 million and $810,000 during the nine months ended September 30, 2005 and 2004, respectively. These transactions are discussed below in the Liquidity and Capital Resources section.
  Provision for Income Taxes
     Our effective tax rate for the three and nine months ended September 30, 2005, approximated our statutory rate.
     We recognized a litigation settlement reimbursement of $1.1 million during the first quarter of 2004, which we discuss above in Corporate SG&A. This reimbursement had no related tax expense and reduced our effective tax rate to 40.6% for the nine months ended September 30, 2004. This reimbursement did not impact our effective tax rate for individual quarters ending subsequent to March 31, 2004. Our effective tax rate for the three months ended September 30, 2004, approximated our statutory rate.

Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Cash provided by (used in):
Operating activities	$91,214	$71,735
Investing activities	(105,448)	(117,015)
Financing activities	27,771	78,877

Increase in cash and cash equivalents	13,537	33,597
Cash and cash equivalents at beginning of year	30,964	17,237

Cash and cash equivalents at end of year	$44,501	$50,834

  Cash Flows from Operating Activities
     Net cash provided by operating activities increased $19.5 million in the nine months ended September 30, 2005, as compared to the comparable period in the prior year primarily due to improved operating performance, acquisitions and a $9.7 million decrease in taxes paid. Our cash flows from operating activities for the nine months ended September 30, 2005, as compared to the comparable period in the prior year were negatively impacted by changes in working capital, a $6.5 million increase in interest paid and a litigation settlement reimbursement received during the nine months ended September 30, 2004.
     On a prospective basis, we anticipate cash flow from operating activities to continue growing in line with increases in operating income resulting from improved operating performance and acquisitions. However, we also anticipate that operating cash flow may be negatively impacted by an increase in cash paid for interest as a result of possible future increases in interest rates. Interest rates have been at historical lows and are projected to increase over the next several years. Significant increases in interest rates may materially impact our operating cash flows because of the variable-rate nature of our senior credit facility.
  Cash Flows used in Investing Activities
     Net cash used in investing activities primarily consisted of cash used for the acquisition of animal hospitals and expenditures for property and equipment.
     Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accord with that strategy, we acquired Pet’s Choice, which operated 46 animal hospitals, on July 1, 2005. We funded the acquisition of Pet’s Choice with cash received from our new senior credit facility entered into in May 2005. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. For the remaining three months of 2005, we also intend to spend approximately $6.0 million for property and equipment.
  Cash Flows from Financing Activities
     In May 2005, we entered into a new senior credit facility that provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and repurchase our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice, which we discuss in note 2, Acquisitions, in our notes to the condensed, consolidated financial statements. In connection with the refinancing transactions, we paid financing costs of approximately $3.2 million and paid an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes.

     In August 2005, we voluntarily repaid $35.0 million of our senior term notes.
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
  Future Cash Requirements
     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2005 (1)	2006	2007	2008	2009	Thereafter
Long-term debt	$441,094	$1,445	$4,850	$5,986	$4,768	$4,485	$419,560
Capital lease obligations	12,986	181	800	805	816	864	9,520
Operating leases	366,882	6,816	27,018	26,458	25,924	25,235	255,431
Purchase Obligations	8,732	3,759	4,258	330	330	55	—
Fixed cash interest expense (1)	7,026	301	1,155	1,066	1,163	914	2,427
Variable cash interest expense (2)	166,716	6,675	28,924	29,709	29,832	29,945	41,631
Swap agreements (1)	(4,311)	(226)	(1,730)	(1,740)	(615)	—	—
Other long-term liabilities(3)	36,748	65	65	65	65	—	36,488

Total Contractual Obligations	$1,035,873	$19,016	$65,340	$62,679	$62,283	$61,498	$765,057

(1)	Consists of the period October 1 through December 31, 2005.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the fixed rate portion) will be 6.10%, 6.65%, 6.90%, 7.00%, 7.10% and 7.25% for years 2005 through thereafter, respectively. These assumptions are based on interest rate projections used to price our interest rate swap agreements. Our condensed, consolidated financial statements included in this quarterly report on Form 10-Q discuss these variable-rate notes in more detail.
(3)	Includes deferred income taxes of $27.4 million.
     The table above excludes certain contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets. We may be required to pay up to $2.3 million in future periods if these performance targets are achieved.
     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.
  Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. In particular, the covenants limit our acquisition spending, without a waiver, to $110.0 million for the period from May 16, 2005 to December 31, 2005, and $50.0 million per year thereafter plus up to $10.0 million of any unused amount from the previous year. As of September 30, 2005, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
     The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At September 30, 2005, we had a fixed charge coverage ratio of 1.54 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.

     The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement. At September 30, 2005, we had a leverage ratio of 2.54 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00.
  Interest Rate Hedging Agreements
     We have no-fee swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London interbank offer rates, or LIBOR, and the same set notional principal amounts. A summary of these agreements is as follows:

Fixed interest rate	4.07%	3.98%	3.94%
Notional principal amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo Bank	Wells Fargo Bank
Qualifies for hedge accounting	Yes	Yes	Yes
     We entered into these swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the swap agreements, and the fixed rate conversion period is equal to the terms of the contract. The impact of these swap agreements has been factored into our future contractual cash requirements table above. At November 4, 2005, the one-month LIBOR was approximately 4.1%.
     In the future, we may enter into additional interest rate strategies to take advantage of favorable current rate environments. We have not yet determined what those strategies will be or their possible impact.
  Description of Indebtedness
  Senior Credit Facility
     At September 30, 2005, we had $437.7 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
  Other Debt
     At September 30, 2005, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $16.4 million.
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
  Medical Technology Revenue
     The majority of our medical technology revenue is derived from the sale of ultrasound imaging equipment and digital radiography equipment. We also derive revenue from: (i) licensing our software; (ii) providing technical support and product updates related to our software, otherwise known as maintenance; and (iii) providing professional services related to our equipment and software, including installations, on-site training and education services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of one or more of the following elements: (i) ultrasound imaging equipment; (ii) digital radiography equipment; (iii) software products; (iv) computer hardware; (v) maintenance; and (vi) professional services.
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
     Under the residual method prescribed by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, in multiple element arrangements involving software, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). Vendor-specific objective evidence of fair value is based on the price for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Each transaction requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.
  Ultrasound Imaging Solution
     We sell our ultrasound imaging equipment with and without related computer hardware and software. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of SAB No. 104, and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by bifurcating the transaction into separate elements. We account for the equipment under the requirements of SAB No. 104, as the software is not deemed to be essential to the functionality of the equipment, and account for the computer hardware and software under the requirements of SOP No. 97-2, as amended. For the later arrangements, we recognize revenue on the ultrasound imaging equipment, computer hardware and software upon delivery, which occurs simultaneously, and we recognize revenue from future services on a straight-line basis over the term of the service or as delivered, depending on the nature of the service.
  Digital Radiography Solution
     We sell our digital radiography equipment with related computer hardware and software. The digital radiography equipment requires the computer hardware and software to function. As a result, we account for the digital radiography sales under SOP No. 97-2.
     For sales of our digital radiography solution, commencing in the third quarter of 2005, we recognize revenue on the digital radiography equipment, computer hardware and software at the time of customer acceptance, and recognize revenue from post-contract customer support services on a straight-line basis over the term of the support period. In the third quarter of 2005, we established vendor-specific objective evidence of the fair value of post-contract customer support services by including renewal rates in the sales contracts. Prior to the third quarter of 2005, we recognized revenue on all elements in these arrangements ratably over the period of the post-contract customer support services.
  Valuation of Goodwill
     Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at September 30, 2005, was $579.6 million, consisting of $94.1 million for our laboratory segment, $465.3 million for our animal hospital segment and $20.2 million for our medical technology segment.
     Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, laboratory, animal hospital and medical technology, to their respective net book value. At December 31, 2004 and 2003, the estimated fair market value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that our goodwill was not impaired.
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
     We made judgments in assessing our ability to realize future benefits from our deferred tax assets. As such, we record a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. At September 30, 2005, we used valuation allowances to offset net operating loss and capital loss carryforwards and investment related expenditures where the realization of this deduction is uncertain.
     We also have a liability for differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities recorded in other liabilities on our condensed, consolidated balance sheets. This liability relates to losses that to our best judgment are probable. Changes in facts and circumstances may cause us to: (1) lower our estimates or determine that payments are no longer probable resulting in a reduction of our future tax provision; or (2) increase our estimates resulting in an increase in our future tax provision. In addition, there are certain tax contingencies that represent a possible future payment but not a probable one. While we have not recognized a liability for these possible future payments, they may result in future cash payments and increase our tax provision.
New Accounting Pronouncements
  Accounting for Rental Costs Incurred During a Construction Period
     On October 6, 2005, the Financial Accounting Standards Board, FASB, issued FASB Staff Position, FSP, No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. In FSP No. 13-1, the FASB clarified that rental costs incurred during construction are not to be capitalized as a cost of construction but rather to be recognized as rental expense during that period consistent with SFAS No. 13, Accounting for Leases. FSP No. 13-1 is effective for periods starting after December 15, 2005. We do not expect FSP No. 13-1 to have a material impact on our consolidated financial statements.
  Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections
     In May 2005, the Financial Accounting Standards Board, FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, defining and changing the way companies account for changes in accounting principles, accounting estimates and reporting entities, as well as corrections of errors. Among other things, SFAS No. 154 prohibits companies from changing accounting principles or the methodology of applying accounting principles unless directed to do so by new accounting principles or unless the new principle or application is acceptable and superior. Entities changing accounting principles outside of specific guidance are required to retroactively apply the change to all prior periods unless it is impracticable to do so. To the extent that it is impracticable to do so, entities are required to make an adjustment to retained earnings in the year of change.
     We do not anticipate that SFAS No. 154 will have a material impact on our future operations; however, its application could result in a change in historically reported financial statements if in the future we either adopt a new accounting principle where no specific application guidance is provided or if we change current accounting principles or the method of their application.
     SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.
  Share-Based Compensation
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period. We will adopt SFAS No. 123R effective with the compliance date applicable to us, which is currently scheduled for January 1, 2006. Based on options granted on or prior to September 30, 2005, we expect that the adoption of SFAS No. 123R will result in share-based compensation of $1.8 million, net of tax, in 2006. Any share-based payments issued subsequent to September 30, 2005, may increase our share-based compensation expense.
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
     Our success depends in part on our ability to build on our position as a leading animal healthcare services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute these initiatives and acquisitions, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. For example, the animal hospitals we recently acquired, including those from the acquisition of NPC and Pet’s Choice, had lower gross profit margins than our same-store gross profit margins. In addition, our medical technology division, acquired in October 2004, operates at lower gross profit margins than the combined gross profit margins for our laboratory and animal hospital divisions. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 9.8% and 14.1% for each fiscal year from 2002 through 2004. For the three and nine months ended September 30, 2005, our laboratory internal revenue growth, adjusted for differences in billing days, was 11.6% and 11.3%, respectively. Similarly, our animal hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 3.6% and 4.9% over the same fiscal years. For the three and nine months ended September 30, 2005, our animal hospital same-store revenue growth, adjusted for differences in business days, was 6.5% and 7.1%, respectively. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Investors should not assume that our historical growth rates and margins are reliable indicators of results in future periods.
Demand for certain products and services could decline.
     Demand for certain products could decline as their product life cycle matures and the products become available in other channels of distribution such as retail-oriented locations and through the Internet. This cycle could affect the frequency of veterinary visits and may result in a reduction in revenue. Demand for vaccinations may also be impacted in the future as protocols for vaccinations change. Vaccinations have been recommended by some in the profession to be given less frequently. This may result in fewer visits and potentially less revenue. Vaccine protocols for our company are currently established by our veterinarians. Some of our veterinarians have changed their protocols and others may change their protocol in light of recent literature.

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
     Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2004, we acquired 85 animal hospitals, 67 in a single acquisition of NPC, and a new medical technology division, a new business segment for us. During the nine months ended September 30, 2005, we acquired 65 animal hospitals, including 46 animal hospitals in the acquisition of Pet’s Choice on July 1, 2005. We expect to continue our acquisition program in all segments of our business. Any difficulties in the integration process may result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. Further, the expansion into new territories and new business segments result in risks to successful integration of the acquired businesses that are new to our operations. As a consequence, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues. We also may experience delays in converting the systems of acquired businesses into our systems, which could result in increased payroll expense to collect our results and delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.
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
     In October 2004, we acquired STI, which we now operate as our medical technology division. This acquisition poses numerous risks, in addition to the risks discussed in the immediately preceding paragraphs. STI sells medical imaging equipment and related software and services. At the time of the acquisition, our existing management had no experience in this industry and consequently may not be as effective in managing and overseeing these operations as in the case of business segments where they have significant operating experience. Advanced medical imaging equipment has not been widely adopted in the veterinary market and no clear market leader has emerged. As advanced medical imaging equipment becomes more common in the veterinary industry and generates more significant aggregate revenues, the competition may increase, along with greater price pressures and demands for research and development and market differentiation.

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
     At September 30, 2005, our balance sheet reflected $579.6 million of goodwill, which was a substantial portion of our total assets of $862.9 million at that date. We expect that the aggregate amount of goodwill on our balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. The determination that the fair market value of one of our reporting units is less than its carrying value may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2004, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.
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
     At September 30, 2005, our debt consisted of:
•	$437.7 million in principal amount outstanding under our senior term notes; and

•	$16.4 million in principal amount outstanding under our other debt.
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
     There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc., or Idexx. Idexx currently competes in the same markets in which we operate. In this regard, Idexx has recently acquired additional laboratories in the markets in which we operate and has announced plans to continue this expansion and aggressively “bundles” all of their products and services to compete with us. Increased competition may lead to pressures on the revenues and margins of our laboratory operations. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.
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
     As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At September 30, 2005, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.
If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.
     The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. At September 30, 2005, we operated 140 animal hospitals in 13 states with these laws, including 43 in Texas, 32 in Washington and 24 in New York. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, we had borrowings of $437.7 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we enter into no-fee interest rate swap agreements. Currently, we are engaged in the following no-fee interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo Bank	Wells Fargo Bank
Qualifies for hedge accounting	Yes	Yes	Yes
     These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending September 30, 2006, for every 1.0% increase in LIBOR we will pay an additional $2.9 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.9 million in interest expense.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to ordinary routine litigation incidental to the conduct of our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2005.

Date: November 7, 2005	By:	/s/ TOMAS W. FULLER
Tomas W. Fuller
Chief Financial Officer Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.