Form 10-K
period 2005-12-31
VCA ANTECH INC
filed 2006-03-14
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-16783

VCA Antech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4097995
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

12401 West Olympic Boulevard, Los Angeles, California	90064-1022
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(310) 571-6500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐.
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.
      The aggregate market value of voting stock held by non-affiliates as of June 30, 2005, was approximately $1.9 billion. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2005 was 79,283,366 shares.
      Total common stock outstanding at February 28, 2006 was 82,791,391 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

VCA ANTECH, INC. AND SUBSIDIARIES

Forward-Looking Statements
      This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include those items discussed in Risk Factors in Item 1A of this annual report.
PART I

ITEM 1.	BUSINESS
General
      We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services.
      Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories, consisting of 31 laboratories at December 31, 2005, serves all 50 states and provides diagnostic testing for an estimated 15,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals, consisting of 367 at December 31, 2005, is supported by more than 1,200 veterinarians and had over 4.9 million patient visits in 2005. Our medical technology business sells ultrasound and digital radiography imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
      We were formed in 1986 as a Delaware corporation. Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We may be contacted at (310) 571-6500.
Industry Overview
      According to American Pet Products Manufacturers Association, Inc., or APPMA, the United States population of companion animals in 2004 reached approximately 210 million, including about 164 million dogs and cats. APPMA estimates that over $18 billion was spent in the United States on pets in 2004 for veterinary care, supplies, medicine and boarding and grooming. The APPMA National Pet Owners’ Survey indicated that the ownership of pets is widespread and growing with over 69 million, or 63%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 43 million households owned at least one dog and 38 million households owned at least one cat.

      We believe that among the expanding number of pet owners is a growing awareness of pet health and wellness, including the benefits of preventive care and specialized services. As technology continues to migrate from the human healthcare sector into the practice of veterinary medicine, more sophisticated treatments, diagnostic tests and equipment are becoming available to treat companion animals. These new and increasingly complex procedures, diagnostic tests, including laboratory testing and advanced imaging, and pharmaceuticals are gaining wider acceptance as pet owners are exposed to these previously unconsidered treatment programs through their exposure with this technology in human healthcare, and through literature and marketing programs sponsored by large pharmaceutical and pet nutrition companies.
      Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet-owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing is a wholesale business that collects payments directly from animal hospitals, generally on terms requiring payment within 30 days of the date the charge is invoiced. Fees for animal hospital services are due at the time of service. For example, in 2005 over 95% of our animal hospital services were paid for in cash or by credit card at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged only 1% of total revenue.
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
      Our laboratories offer a broad spectrum of standard and customized tests to the veterinary market, convenient sample pick-up times, rapid test reporting and access to professional consulting services provided by trained specialists. Providing the customer with this level of service at competitive prices requires high throughput volumes due to the operating leverage associated with the laboratory business. As a result, larger laboratories are likely to have a competitive advantage relative to smaller laboratories.
      We believe that the outsourced laboratory testing market is among the faster growing segments of the animal healthcare services industry as a result of:

•	the increased focus on wellness, early detection and monitoring programs in veterinary medicine, which is increasing the overall number of tests being performed;

•	the emphasis in veterinary education on diagnostic tests and the trend toward specialization in veterinary medicine, which are causing veterinarians to increasingly rely on tests for more accurate diagnoses; and

•	the continued technological developments in veterinary medicine, which are increasing the breadth of tests offered.

Animal Hospital Industry
      Animal healthcare services are provided predominately by the veterinarian practicing as a sole practitioner, or as part of a larger group practice or hospital. Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology. Others focus on a particular type of animal. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, recommendation of friends, reasonable fees and quality of care.
      According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 44,000 veterinarians practicing at over 22,000 companion animal hospitals at the end of 2005. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.
      Well-capitalized animal hospital operators have the opportunity to supplement their internal growth with selective acquisitions. We believe the extremely fragmented animal hospital industry is consolidating due to:

•	the purchasing, marketing and administrative cost advantages that can be realized by a large, multiple location, multi-doctor veterinary provider;

•	the cost of financing equipment purchases and upgrading technology necessary for a successful practice;

•	the desire of veterinarians to focus on practicing veterinary medicine, rather than spending large portions of their time performing the administrative tasks necessary to operate an animal hospital;

•	the choice of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital; and

•	the appeal to many veterinarians of the benefits and work scheduling flexibility that is not typically available to a sole practitioner or single-site provider.

Medical Technology Industry
      Veterinarians use ultrasound and radiography imaging equipment to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. Ultrasound imaging equipment utilizes high frequency sound waves and echoes to display a two-dimensional image of the tissue being examined. Digital radiography utilizes high frequency electromagnetic waves to capture X-ray images that are then digitized and stored in digital format. Veterinarians can display images created by ultrasound and digital radiography equipment on computer monitors, manipulate the images, store them electronically and transmit in digital format over the Internet with additional computer hardware and software.
      We believe that the use of ultrasound and digital radiography imaging equipment provides advantages to veterinarians when compared to other imaging equipment for the following reasons:

•	the ability to see greater detail and manipulate images, which assists in the diagnosis of illnesses and injuries and improves the quality of care;

•	the ability to transmit images over the Internet to facilitate consultation with a specialist;

•	improved efficiencies, including the ability to easily store and retrieve images electronically; and

•	the reduction of costs associated with the purchasing, processing, storing, filing and retrieving of conventional film used by traditional imaging equipment.
Business Strategy
      Our business strategy is to continue expanding our market leadership in animal healthcare services through our diagnostic laboratory, animal hospital and medical technology segments. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in the veterinary laboratory and animal hospital markets positions us to capitalize on favorable growth trends in the animal healthcare services industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. Our medical technology segment seeks to leverage off our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Our laboratory and animal hospital operations utilize enterprise-wide management information systems. We believe that these common systems enable us to more effectively manage the key operating metrics that drive our business. With the aid of these systems, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For example, we acquired Pet’s Choice, Inc., or Pet’s Choice, which operated 46 animal hospitals, on July 1, 2005. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.
Diagnostic Laboratories
      We operate a full-service, veterinary diagnostic laboratory network serving all 50 states. Our laboratory network services a diverse customer base of 15,000 clients, and non-affiliated clients generated 92% of our laboratory revenue in 2005.

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
      Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our specialists to interpret test results, consult on the diagnosis of illnesses and suggest possible treatment alternatives. This resource includes veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. This depth of experience and expertise enables our specialists to suggest additional testing or provide diagnostic advice that assists the veterinarian in developing an appropriate treatment plan.
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
      We operate 31 veterinary diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full testing menu;

•	secondary laboratories that service large metropolitan areas, are open 24 hours per day and offer a wide testing menu; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.
      We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, which picks up requisitions daily through an extensive network of drivers and independent couriers. In 2005, we derived 72% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.
      Veterinarian customers located outside the areas covered by our transportation network are serviced using our Test Express service. Users of the Test Express service send patient specimens by Federal Express to our laboratory just outside of Memphis, Tennessee, which permits speedy and cost-efficient testing because of the proximity to Federal Express’ primary sorting facility.

Sales, Marketing and Client Service
      Our full-time sales and field service representatives market laboratory services and maintain relationships with existing customers. The sales force is commission-based and organized along geographic regions. We support our sales efforts by strengthening our industry-leading team of specialists, developing marketing literature, attending trade shows, participating in trade associations and providing educational services to veterinarians. Our client service representatives respond to customer inquiries, provide test results and, when appropriate, introduce the customer to other services offered by the laboratory.
Animal Hospitals
      At December 31, 2005, we operated 367 animal hospitals in 37 states that were supported by over 1,200 veterinarians. Our nationwide network of freestanding, full-service animal hospitals has facilities located in the following states:

California	72
Texas*	42
Washington*	31
New York*	23
Florida	21
Illinois	16
Arizona	14
Pennsylvania	11
Michigan	10
Colorado	10
New Jersey*	10
Indiana	10
Maryland	8
Ohio*	8
Virginia	8
Massachusetts	7
Oklahoma	7
Oregon*	6
Nevada	6
North Carolina*	6
Alaska	5
New Mexico	5
Minnesota*	5
Delaware	4
Connecticut	3
Hawaii	3
Nebraska*	3
Georgia	2
Missouri	2
Wisconsin	2
Alabama*	1
Louisiana*	1
New Hampshire*	1
South Carolina	1
Utah	1
Vermont	1
West Virginia*	1

*	States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.
      We seek to provide quality care in clean, attractive facilities that are generally open between 10 and 15 hours per day, six to seven days per week. Our typical animal hospital:

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
      As part of the growth strategy of our animal hospital business, we intend to continue our selective acquisition strategy by identifying high-quality practices that may have value to be unlocked through the services and scale we can provide. Our typical candidate mirrors the profile of our existing hospital base.

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
      We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 12 of our facilities, which train approximately 75 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.
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
      We have established a Medical Advisory Board to support our operations. The Medical Advisory Board’s function, under the direction of our Chief Medical Officer, is to recommend medical standards for our network of animal hospitals. The committee is comprised of leading veterinarians representing both the different geographic regions in which we operate and the medical specialties practiced by our veterinarians. Currently, four members of our Medical Advisory Board are faculty members at leading veterinary colleges in the United States. These members serve as medical consultants to us. Additionally, our regional medical directors, a group of highly experienced clinicians, are also closely involved in the development and implementation of our medical programs.

Marketing
      Our marketing efforts are primarily directed toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of Healthy Pet Magazine, a magazine focused on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services used during each visit. Further, reminder notices are used to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as vaccinations, dental screening and geriatric care.
      We also enter into referral arrangements with local pet shops and humane societies to increase our client base. In addition, we seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Ownership Limitations
      Certain states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states, we provide administrative and support services to veterinary medical groups pursuant to management agreements. The veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine. In return for our services, the veterinary medical group pays us a management fee. At December 31, 2005, we operated 138 animal hospitals in 13 states with these types of ownership restrictions.
      We provide our management services pursuant to long-term management agreements with the veterinary medical groups. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine. We are responsible for the management of the facility and provide other administrative services.
Medical Technology
      Through our wholly-owned subsidiary, Sound Technologies, Inc., or STI, we sell ultrasound and digital radiography imaging equipment and related computer hardware, software and services, including consulting services, to the veterinary market. Our ultrasound and digital radiography imaging equipment are used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. In addition, we provide training and services in support of the imaging equipment we sell. We also have developed and license VetPACS, our proprietary software package that aids in the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. In addition, we have mobile imaging units that provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment.
      Our medical technology products and services include the following:

•	ultrasound imaging equipment;

•	digital radiography imaging equipment;

•	VetPACS and TruDR, our proprietary software; and

•	other services, including mobile imaging and consulting.

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

Digital Radiography Equipment
      We sell digital radiography equipment, which is comprised of a network of various components that we acquire from third-party manufacturers and developers. A key component is the amorphous silicon flat-panel X-ray detector, which we acquire from Varian Medical Systems pursuant to a distribution agreement entered into in July 2003. Under our agreement with Varian Medical Systems, we have exclusive rights to sell Varian amorphous silicon flat-panel X-ray detectors to the veterinary community in North America.

Proprietary Software
      We license our proprietary software, VetPACS and TruDR. VetPACS enables the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. Our ultrasound imaging equipment is functional without VetPACS, however, without VetPACS, or similar software, there is no digital capability, such as electronic storage or transmission. TruDR allows for the capture of digital X-ray images and transmits those images to a computer containing VetPACS. TruDR, or similar software, is a required component for our digital radiography equipment to function. TruDR is not applicable to ultrasound imaging equipment sales.

Other Services
      We also provide mobile imaging, consulting, education and training services to our customers.

Sales and Marketing
      Our sales agents market and sell our products and services to veterinary hospitals and universities. Our sales agents receive a base salary and commissions based on sales. We market our products and services through direct mail, advertisements in trade magazines, trade shows and direct sales calls on our intended customers.

Warranty Obligations
      We distribute equipment, computer hardware and software manufactured by third party suppliers, which are covered by warranties provided by the manufacturer that transfer to our customers upon purchase. We do not provide any additional warranty. However, we provide warranty coordination support whereby we will assist our customers with the resolution of problems with ultrasound and digital radiography imaging equipment that we sold to them and all related equipment, computer hardware and software. We provide a warranty on our VetPacs and TruDR proprietary software.
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

Animal Hospital
      Our animal hospital operations utilize an enterprise-wide management information network. A majority of our animal hospitals utilize consistent patient accounting/point-of-sale software and we are able to track performance of hospitals on a per-service, per-veterinarian basis. This system allows us to track performance data on a per-client basis. We integrate acquired hospitals on to our management information network following acquisition when the efficiencies to be obtained are deemed affordable in light of the cost to be incurred.
Competition
      The companion animal healthcare services industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, recommendation of friends, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals.
      Among veterinary diagnostic laboratories, we believe that quality, price, specialist support and the time required to report results are the major competitive factors. There are many clinical laboratories that provide a broad range of diagnostic testing services in the same markets serviced by us. In addition to competing with dedicated veterinary laboratories, we face competition from several providers of on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

      The primary competitive factors in the medical imaging equipment industry are quality, technical capability, breadth of product line, distribution capabilities, price and the ability to provide quality service and support. There are many companies that manufacture and sell ultrasound and digital radiography equipment.
Government Regulation
      Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states we do not provide veterinary services or own veterinary practices. We provide management and other administrative services to veterinary practices located in these states. At December 31, 2005, we provided management services to 138 hospitals in 13 states under management agreements with the veterinary practices. In two of these states, we operated a mobile imaging service. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we were unable to restructure our operations to comply with the requirements of that state.
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
Employees
      At December 31, 2005, we had 7,500 full-time-equivalent employees, including 1,290 licensed veterinarians. At that date, none of our employees were a party to a collective bargaining agreement with the exception of 13 employees whom we employ as courier dispatchers and facilities personnel in the State of New York. These employees are subject to a collective bargaining agreement expiring on July 10, 2007 with the Teamsters Local Union 813.
Website Availability of Our Reports Filed with the Securities and Exchange Commission
      We maintain a website with the address www.investor.vcaantech.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish that material to, the SEC.

ITEM 1A.     RISK FACTORS
      Various sections of this annual report contain forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described below and through this annual report. Our actual results may differ materially from these forward-looking statements.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our margins and profitability may decline.
      Our success depends in part on our ability to build on our position as a leading animal healthcare services company through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. For example, the animal hospitals we recently acquired, including those from the acquisition of NPC in 2004 and Pet’s Choice in 2005, had lower gross profit margins than our same-store gross profit margins. In addition, our medical technology division, acquired in October 2004, operates at lower gross profit margins than the combined gross profit margins for our laboratory and animal hospital divisions. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 9.8% and 14.1% for each fiscal year from 2001 through 2005. Our animal hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 3.6% and 6.6% over the same fiscal years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Investors should not assume that our historical growth rates and margins are reliable indicators of results in future periods.

Demand for certain products and services have declined and may continue to decline.
      The frequency of visits to our animal hospitals is declining and may continue to decline. We believe that the frequency of visits is impacted by several trends in the industry. Demand for pet-related products, including medication prescriptions, traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet. Client visits may also be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Some professionals in the industry have recommended that vaccinations be given less frequently. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. If demand for retail products, vaccinations or for our services generally decline, the frequency of visits may decline which may result in a reduction in revenue.

Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect our operating income.
      A substantial portion of our expenses, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our operating income.

Any failure in our information technology systems, disruption in our transportation network or failure to receive supplies could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt our operations.
      Our laboratory operations depend on the continued and uninterrupted performance of our information technology systems and transportation network, including overnight delivery services provided by Federal Express. Sustained system failures or interruption in our transportation network could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure. In addition, any change in government regulation related to transporting samples or specimens could also have an impact on our business.
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
      Our laboratory operations also depend, in some cases, on the ability of single source suppliers to deliver products on a timely basis. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring supplies in the quantities and of the quality needed. Shortages in the availability of lab supplies, including patent protected reagents, for an extended period of time will disrupt our ability to provide test results in a timely manner.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.
      Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and in some instances laboratories and related businesses. In 2005, we acquired 68 animal hospitals, including 46 in a single acquisition of Pet’s Choice. In 2004, we acquired 85 animal hospitals, including 67 in a single acquisition of NPC. In addition, in 2004 we acquired a medical technology company, which resulted in a new business segment for us. We expect to continue our animal hospital acquisition program and if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments create the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expenses. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.
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
      There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc., or Idexx. Idexx currently competes in the same markets in which we operate. In this regard, Idexx has recently acquired additional laboratories in the markets in which we operate and has announced plans to continue this expansion, and aggressively “bundles” their products and services to compete with us. Increased competition may lead to pressures on the revenues and margins of our laboratory operations. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.
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
      At December 31, 2005, our consolidated balance sheet reflected $586.4 million of goodwill, which was a substantial portion of our total assets of $897.1 million at that date. We expect that the aggregate amount of goodwill on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below their carrying values. The determination that the fair market value of one of our reporting units is less than its carrying value may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2005, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, our goodwill was not impaired in our consolidated financial statements. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

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
      At December 31, 2005, our debt consisted of:

•	$436.6 million in principal amount outstanding under our senior term notes; and

•	$16.1 million in principal amount outstanding under capital leases and other debt.
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
      In October 2004, we acquired STI, which we now operate as our medical technology division. This acquisition poses numerous risks, in addition to the risks discussed above related to difficulties integrating new acquisitions. STI sells medical imaging equipment and related software and services. At the time of the acquisition, our existing management had no experience in this industry and consequently may not be as effective in managing and overseeing these operations as in the case of business segments where they have significant operating experience. As advanced medical imaging equipment becomes more common in the veterinary industry and generates more significant aggregate revenues, the competition may increase, along with greater price and margin pressures, demands for research and development and market differentiation.
      Our medical technology division does not manufacture the principal products it distributes, and therefore its future business is dependent upon distribution agreements with the manufacturers of the equipment, the ability of those manufactures to produce desirable equipment and the overall rate of new development within the industry. If the distribution agreements terminate or are not renewed, if the manufacturers breach their covenants under these agreements, if the equipment manufactured by these manufacturers becomes less competitive or if there is a general decrease in the rate of new development within the industry, demand for our products and services would decrease. In addition, because the products represent a significant capital investment for our customers, an adverse change in the economy or the current tax law could also negatively impact the demand for our products and services. Any reduction in demand could lead to fewer customer orders, reduced revenues, pricing pressures, reduced margins, reduced levels of profitability and loss of market share.

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
      As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2005, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.
      The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2005, we operated 138 animal hospitals in 13 states with these laws, including 42 in Texas, 31 in Washington and 23 in New York. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that state.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. As of February 28, 2006, we leased or owned facilities at 416 other locations that house our animal hospitals, laboratories and medical technology group. We own 85 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
      We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

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

	High	Low

Fiscal 2005 by Quarter
Fourth	$28.67	$23.16
Third	$25.91	$22.51
Second	$25.94	$19.58
First	$21.21	$17.42
Fiscal 2004 by Quarter
Fourth	$23.50	$18.45
Third	$23.02	$18.66
Second	$22.50	$17.33
First	$18.60	$13.53
      At February 28, 2006, there were 132 holders of record of our common stock.
Dividends
      On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.
      We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends in respect of our common stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.
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
      Our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited financial statements, which have been audited by KPMG LLP. The selected financial data presented below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes. Our audited consolidated financial statements as of December 31, 2005 and 2004 and for each year in the three-year period ended December 31, 2005 are included in this annual report on Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statements of Operations Data:
Laboratory revenue	$222,064	$200,441	$178,812	$154,436	$134,711
Animal hospital revenue	607,565	481,023	376,040	334,041	305,934
Medical technology revenue(1)	30,330	6,090	—	—	—
Consulting revenue	—	—	—	1,500	2,000
Intercompany	(20,293)	(13,465)	(10,187)	(9,109)	(7,462)

Total revenue	839,666	674,089	544,665	480,868	435,183
Direct costs(2)	613,799	490,558	394,853	350,915	336,165

Gross profit	225,867	183,531	149,812	129,953	99,018
Selling, general and administrative expense(3)	66,185	48,257	38,702	38,597	44,681
Agreement termination costs	—	—	—	—	17,552
Other non-cash operating items	441	59	590	(100)	9,079

Operating income	159,241	135,215	110,520	91,456	27,706
Interest expense, net	25,043	25,492	26,087	39,204	42,918
Debt retirement costs	19,282	880	9,118	12,840	17,218
Other (income) expense	(122)	(338)	(118)	145	168

Income (loss) before minority interest and provision (benefit) for income taxes	115,038	109,181	75,433	39,267	(32,598)
Minority interest in income of subsidiaries	3,109	2,558	1,633	1,781	1,439
Provision (benefit) for income taxes	44,113	43,051	30,377	16,646	(6,614)
Increase in carrying amount of redeemable preferred stock	—	—	—	—	19,151

Net income (loss) available to common stockholders	$67,816	$63,572	$43,423	$20,840	$(46,574)

Basic earnings (loss) per common share	$0.82	$0.78	$0.54	$0.28	$(1.19)
Diluted earnings (loss) per common share	$0.81	$0.76	$0.53	$0.28	$(1.19)
Shares used for computing basic earnings (loss) per common share	82,439	81,794	80,480	73,498	39,018
Shares used for computing diluted earnings (loss) per common share	83,996	83,361	81,746	74,182	39,018

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Other Financial Data:
Gross profit margin	26.9%	27.2%	27.5%	27.0%	22.8%
Laboratory gross profit margin	44.5%	43.8%	42.4%	41.2%	35.7%
Animal hospital gross profit margin	19.5%	19.4%	19.7%	19.4%	16.0%
Medical technology gross profit margin(1)	31.1%	36.2%	—	—	—
Net cash provided by operating activities	$115,100	$86,359	$76,107	$67,122	$57,104
Net cash used in investing activities	$(115,431)	$(149,869)	$(47,162)	$(43,594)	$(36,202)
Net cash provided by (used in) financing activities	$27,855	$77,237	$(18,170)	$(24,169)	$(24,318)
Capital expenditures	$29,209	$23,954	$15,433	$17,912	$13,481

Balance Sheet Data (at period end):
Cash and cash equivalents	$58,488	$30,964	$17,237	$6,462	$7,103
Total assets	$897,073	$742,100	$554,803	$507,428	$468,521
Total debt	$452,712	$396,889	$317,469	$381,557	$384,332
Total stockholders’ equity	$308,751	$232,759	$161,923	$63,086	$39,764

(1)	On October 1, 2004, we acquired STI, a supplier of ultrasound and digital radiography equipment to the veterinary industry.

(2)	Direct costs include non-cash compensation charges of $1.4 million in 2001. These charges were not incurred during the other periods presented. Direct costs also include goodwill amortization of $9.2 million in 2001. In accordance with Statements of Financial Accounting Standards, SFAS, No. 142, Goodwill and Other Intangible Assets, there was no goodwill amortization recorded after December 31, 2001.

(3)	Selling, general and administrative expense includes non-cash compensation charges of $6.2 million in 2001. These charges were not incurred during the other periods presented. Selling, general and administrative expense also includes the amortization of executive non-competition agreements of $4.8 million in 2001. These agreements were terminated in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this annual report and particularly in “Risk Factors” Part I, Item 1A of this annual report on Form 10-K.
      The forward-looking information set forth in this annual report on Form 10-K is as of March 9, 2006, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after March 9, 2006, at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview
      We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We have four reportable segments:
      Laboratory. We operate the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2005, our laboratory network consisted of 31 laboratories serving all 50 states.
      Animal hospitals. We operate the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2005, our animal hospital network consisted of 367 animal hospitals in 37 states.
      Medical technology. We sell ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services.
      Corporate. We provide selling, general and administrative support for our other segments.
      The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks and the number of daylight hours.
Executive Overview
      We experienced strong operating results for the prior two years, marked by continued growth in our laboratory and animal hospital segments. Our revenue in 2005 increased 24.6% compared to the prior year to $839.7 million and our diluted earnings per common share was $0.81, which included debt retirement costs of $0.14. Our revenue in 2004 increased 23.8% compared to the prior year to $674.1 million and our diluted earnings per common share was $0.76, which included debt retirement costs and a litigation reimbursement that in aggregate had no impact on EPS.

Acquisitions
      Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. On July 1, 2005, we acquired Pet’s Choice, Inc., or Pet’s Choice, which operated 46 animal hospitals, and on June 1, 2004, we acquired National PetCare Centers, Inc., or NPC, which operated

67 animal hospitals. The following table summarizes our laboratory and animal hospital facilities growth and animal hospital closures:

	Tweleve Months
	Ended December 31,

	2005	2004	2003

Laboratories:
Beginning of period	27	23	19
Acquisition and new facilities	—	—	7
New facilities	4	4	—
Relocated into laboratories operated by us	—	—	(3)

End of period	31	27	23

Animal hospitals:
Beginning of period	315	241	229
Acquisitions, excluding Pet’s Choice and NPC(1)(2)	22	18	21
Pet’s Choice(1)	46	—	—
NPC(2)	—	67	—
New facilities	—	1	—
Acquisitions relocated into hospitals operated by us	(12)	(6)	(6)
Sold or closed	(4)	(6)	(3)

End of period	367	315	241

(1)	Pet’s Choice was acquired on July 1, 2005.

(2)	NPC was acquired on June 1, 2004.

Acquisition of Pet’s Choice, Inc.
      On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals located in five states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in five states, particularly Texas and Washington. Our consolidated financial statements include the operating results of Pet’s Choice since July 1, 2005.
      As of December 31, 2005, we had not finalized the purchase price accounting for the Pet’s Choice acquisition, as we have not received final invoices from professional service providers and the valuation of certain tax assets and liabilities has not been finalized. All of these items could result in a change to the total purchase price.
      The total consideration as of December 31, 2005 was $78.9 million, consisting of: $51.1 million in cash paid to holders of Pet’s Choice stock and debt; $14.1 million in assumed debt; $9.5 million in assumed liabilities; $2.9 million of operating leases whose terms were in excess of market; $833,000 paid for professional and other outside services; and $464,000 paid as part of our plan to close the Pet’s Choice corporate office and terminate certain employees.
      In addition, we incurred costs of approximately $1.2 million primarily to operate Pet’s Choice’s corporate office, which was closed in October 2005. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Acquisition of Sound Technologies, Inc.
      On October 1, 2004, we acquired Sound Technologies, Inc., or STI, which is a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry. Under the terms of the purchase agreement, we may be obligated to pay after December 31, 2005 up to $2.0 million of additional purchase price if certain performance targets are met.

      The total consideration, excluding the $2.0 million contingent obligation described above, was $30.9 million, consisting of: $23.9 million in cash paid to holders of STI stock, including additional consideration of $1.5 million paid in 2005; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $380,000 paid for professional and other outside services.

Acquisition of National PetCare Centers, Inc.
      On June 1, 2004, we acquired NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.
      The total consideration for this acquisition was $89.2 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $11.6 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.4 million paid as part of our plan to close certain facilities and terminate certain employees.
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
Critical Accounting Policies
      We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see Note 2., Summary of Significant Accounting Policies in our consolidated financial statements of this annual report on Form 10-K.

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
      The accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin, SAB, No. 104, Revenue Recognition, as amended, and the sale of software licenses and related items is governed by Statement of Position, SOP, No. 97-2, Software Revenue Recognition, as amended. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement.

•	Delivery: We consider delivery to have occurred when the ultrasound imaging equipment is delivered. We consider delivery to have occurred when the digital radiography imaging equipment is either accepted by the customer if installation is required, or delivered. We consider delivery to have occurred with respect to professional services when those services are provided or on a straight-line basis over the service contract term, based on the nature of the service or the terms of the contract.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history. We only consider fees to be fixed or determinable if they are not subject to refund or adjustment.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.
      Under the residual method prescribed by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, in multiple element arrangements involving software, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). Vendor-specific objective evidence of fair value is based on the price for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Each transaction requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.

Ultrasound Imaging Equipment
      We sell our ultrasound imaging equipment with and without related computer hardware and software. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of SAB No. 104, and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by bifurcating the transaction into separate elements. We account for the ultrasound imaging equipment under the requirements of SAB No. 104, as the software is not deemed to be essential to the functionality of the equipment, and account for the computer hardware and software under the requirements of SOP No. 97-2, as amended. For the later arrangements, we recognize revenue on the ultrasound imaging equipment, computer hardware and software upon delivery, which occurs simultaneously.

Digital Radiography Equipment
      We sell our digital radiography imaging equipment with related computer hardware and software. The digital radiography equipment requires the computer hardware and software to function. As a result, we account for digital radiography imaging equipment sales under SOP No. 97-2.
      In the third quarter of 2005, we established vendor-specific objective evidence of the fair value of post-contract customer support services by including renewal rates in the sales contracts. As a result, we began recognizing revenue on the sales of digital radiography imaging equipment, computer hardware and software at the time of customer acceptance if installation is required, or delivery, and revenue from post-contract customer support services on a straight-line basis over the term of the support period. Prior to the third quarter of 2005, we recognized revenue on all elements in these arrangements ratably over the period of the post-contract customer support services.

Valuation of Goodwill
      Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2005 was $586.4 million, consisting of $94.2 million for our laboratory segment, $473.0 million for our animal hospital segment and $19.2 million for our medical technology segment.
      Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, laboratory, animal hospital and medical technology, to their respective net book value. At December 31, 2005 and 2004, the estimated fair market value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that our goodwill was not impaired.

Income Taxes
      We account for income taxes under Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.
      We made judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we record a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. At December 31, 2005, we used valuation allowances to offset net operating loss and capital loss carryforwards where the realization of this deduction is uncertain.
      We also have recognized liabilities for differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities recorded in other liabilities in our consolidated balance sheets. This liability relates to losses that to our best judgment are probable. Changes in facts and circumstances may cause us to: (1) lower our estimates or determine that payments are no longer probable resulting in a reduction of our future tax provision; or (2) increase our estimates resulting in an increase in our future tax provision. In addition, there are certain tax contingencies that represent a possible future payment but not a probable one. While we have not recognized a liability for these possible future payments, they may result in future cash payments and increase our tax provision.

Results of Operations
      The following table sets forth components of our income statements expressed as a percentage of revenue:

	2005	2004	2003

Revenue:
Laboratory	26.4%	29.7%	32.8%
Animal hospital	72.4	71.4	69.0
Medical technology	3.6	0.9	—
Intercompany	(2.4)	(2.0)	(1.8)

Total revenue	100.0	100.0	100.0
Direct costs	73.1	72.8	72.5

Gross profit	26.9	27.2	27.5
Selling, general and administrative expense	7.9	7.1	7.1
Write-down and loss on sale of assets	—	—	0.1

Operating income	19.0	20.1	20.3
Interest expense, net	2.9	3.8	4.8
Debt retirement costs	2.3	0.1	1.7
Minority interest in income of subsidiaries	0.4	0.4	0.2
Provision for income taxes	5.3	6.4	5.6

Net income	8.1%	9.4%	8.0%

      The following table is a summary of the components of operating income (loss) and operating margin by segment (in thousands, except percentages):

					Inter-
		Animal	Medical		Company
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

2005
Revenue	$222,064	$607,565	$30,330	$—	$(20,293)	$839,666
Direct costs	123,138	489,326	20,897	—	(19,562)	613,799

Gross profit	98,926	118,239	9,433	—	(731)	225,867
Selling, general and administrative expense	13,993	16,224	9,033	26,935	—	66,185
Loss on sale of assets	5	434	—	2	—	441

Operating income (loss)	$84,928	$101,581	$400	$(26,937)	$(731)	$159,241

Operating margin	38.2%	16.7%	1.3%	(3.2)%	3.6%	19.0%

2004
Revenue	$200,441	$481,023	$6,090	$—	$(13,465)	$674,089
Direct costs	112,661	387,477	3,885	—	(13,465)	490,558

Gross profit	87,780	93,546	2,205	—	—	183,531
Selling, general and administrative expense	12,660	12,761	1,842	20,994	—	48,257
Loss on sale of assets	1	58	—	—	—	59

Operating income (loss)	$75,119	$80,727	$363	$(20,994)	$—	$135,215

Operating margin	37.5%	16.8%	6.0%	(3.1)%	—	20.1%

					Inter-
		Animal	Medical		Company
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

2003
Revenue	$178,812	$376,040	$—	$—	$(10,187)	$544,665
Direct costs	103,026	302,014	—	—	(10,187)	394,853

Gross profit	75,786	74,026	—	—	—	149,812
Selling, general and administrative expense	11,431	10,329	—	16,942	—	38,702
Write-down and loss on sale of assets	151	319	—	120	—	590

Operating income (loss)	$64,204	$63,378	$—	$(17,062)	$—	$110,520

Operating margin	35.9%	16.9%	—	(3.1)%	—	20.3%

Revenue
      The following table summarizes our revenue (in thousands, except percentages):

	2005		2004		2003		% Change

		% of		% of		% of
	$	Total	$	Total	$	Total	2005	2004

Laboratory	$222,064	26.4%	$200,441	29.7%	$178,812	32.8%	10.8%	12.1%
Animal hospital	607,565	72.4%	481,023	71.4%	376,040	69.0%	26.3%	27.9%
Medical technology	30,330	3.6%	6,090	0.9%	—	—	398.0%	—
Intercompany	(20,293)	(2.4)%	(13,465)	(2.0)%	(10,187)	(1.8)%	50.7%	32.2%

Total revenue	$839,666	100.0%	$674,089	100.0%	$544,665	100.0%	24.6%	23.8%

Laboratory Revenue
      Laboratory revenue increased $21.6 million in 2005 as compared to 2004, which also increased $21.6 million as compared to 2003. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2005 Comparative Analysis			2004 Comparative Analysis

	2005	2004	% Change	2004	2003	% Change

Laboratory Revenue:
Internal growth:
Number of requisitions(1)	9,453	8,614	9.7%	8,430	8,009	5.3%
Average revenue per requisition(2)	$23.49	$23.20	1.3%	$23.28	$22.33	4.3%

Total internal revenue(1)	$222,064	$199,802	11.1%	$196,249	$178,812	9.8%
Billing day adjustment(3)	—	639		606	—
Acquired revenue	—	—		3,586	—

Total	$222,064	$200,441	10.8%	$200,441	$178,812	12.1%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing total internal revenue by the number of requisitions.

(3)	The 2004 billing day adjustment in the 2005 Comparative Analysis reflects the impact of one additional billing day in 2004 as compared to 2005. The 2004 billing day adjustment in the 2004 Comparative Analysis reflects the impact of one additional billing day in 2004 as compared to 2003.

      The increases in requisitions from internal growth in 2005 and 2004 are the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by ourselves, pharmaceutical companies and other service providers in the industry.
      The changes in the average revenue per requisition in 2005 and 2004 are attributable to changes in the mix, type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 2% to 4% in both February 2005 and February 2004.
      As the result of our laboratory acquisitions subsequent to January 1, 2003, we generated an additional $3.6 million of revenue (referred to in the above table as “acquired revenue”) in 2004 as compared to 2003.

Animal Hospital Revenue
      Animal hospital revenue increased $126.5 million in 2005 as compared to 2004, which increased $105.0 million as compared to 2003. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2005 Comparative Analysis			2004 Comparative Analysis

			%			%
Animal Hospital Revenue:	2005	2004	Change	2004	2003	Change

Same-store facility:
Orders(1)	3,544	3,611	(1.9)%	3,397	3,424	(0.8)%
Average revenue per order(2)	$120.23	$110.65	8.7%	$110.74	$104.74	5.7%

Same-store revenue(1)	$426,072	$399,690	6.6%	$376,248	$358,631	4.9%
Business day adjustment(3)	—	1,330		2,421	—
Net acquired revenue(4)	181,493	80,003		102,354	17,409

Total	$607,565	$481,023	26.3%	$481,023	$376,040	27.9%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own for the entire periods presented and adjusted for the impact resulting from any differences in the number of business days in comparable periods.

(2)	Computed by dividing same-store revenue by same-store orders.

(3)	The 2004 business day adjustment in the 2005 Comparative Analysis reflects the impact of one additional business day in 2004 as compared to 2005. The 2004 business day adjustment in the 2004 Comparative Analysis reflects the impact of two additional business days in 2004 as compared to 2003.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparative period, which was January 1, 2004 for 2005 and 2004, and January 1, 2003 for 2004 and 2003. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods compared.
      Over the last few years, some pet-related products, including medication prescriptions, traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Our business strategy continues to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.
      Price increases, which ranged from 5% to 6% on services at most hospitals in February 2005 and 3% to 5% in February 2004, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

Medical Technology Revenue
      Medical technology revenue was $30.3 million and $6.1 million in 2005 and 2004, respectively. Contributing to the increase in medical technology revenue was the fact we acquired STI on October 1, 2004 and thus 2004 only included three months of operating results. The increase in medical technology revenue was also attributable to sales of our digital radiography imaging equipment, which was a new product in 2004. Further contributing to the increase in medical technology revenue was that effective July 1, 2005, we began recognizing revenue on sales of our digital radiography imaging equipment, computer hardware and software at the time of customer acceptance if installation is required, or delivery, as discussed under Critical Accounting Policies. Prior to July 1, 2005, we recognized all elements in sales of our digital radiography imaging equipment over the period of the post-contract customer support services.
      At December 31, 2005, we had deferred revenue of $7.4 million, $6.0 million of which related to sales of our digital radiography imaging equipment.

Intercompany Revenue
      Approximately $18.5 million, $13.5 million and $10.2 million of our laboratory revenue in 2005, 2004 and 2003, respectively, was intercompany revenue that was generated by providing laboratory services to our animal hospitals. Approximately $1.8 million of our medical technology revenue in 2005 was intercompany revenue that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Gross Profit
      The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	2005		2004		2003		% Change

		Gross		Gross		Gross
		Profit		Profit		Profit
	$	Margin	$	Margin	$	Margin	2005	2004

Laboratory	$98,926	44.5%	$87,780	43.8%	$75,786	42.4%	12.7%	15.8%
Animal hospital	118,239	19.5%	93,546	19.4%	74,026	19.7%	26.4%	26.4%
Medical technology	9,433	31.1%	2,205	36.2%	—	—	327.8%	—
Other	(731)	3.6%	—	—	—	—	—	—

Total gross profit	$225,867	26.9%	$183,531	27.2%	$149,812	27.5%	23.1%	22.5%

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
      Over the last several years we have acquired a significant number of animal hospitals, including 46 in connection with the acquisition of Pet’s Choice on July 1, 2005 and 67 in connection with the acquisition of NPC on June 1, 2004. Many of these newly acquired animal hospitals had lower gross profit margins at the time of acquisition than those previously operated by us. These lower gross profit margins were offset by improvements in animal hospital revenue, increased operating leverage and the favorable impact of our integration efforts.

Medical Technology Gross Profit
      Medical technology gross profit is calculated as medical technology revenue less medical technology direct costs. Medical technology direct costs are comprised of all product and service costs, including, but not limited to, all costs of equipment, related products and services, salaries of technicians, support personnel, trainers, consultants and other non-administrative personnel, depreciation and amortization and supply costs.
      The increase in medical technology gross profit was primarily due to the fact we acquired STI on October 1, 2004 and thus 2004 only included three months of operating results. The decrease in medical technology gross profit margins in 2005 as compared to 2004 was primarily the result of a change in the mix of products and services sold.
      At December 31, 2005, we had deferred revenue and costs of $7.4 million and $3.2 million, respectively. Included in these amounts at December 31, 2005 was $6.0 million of deferred revenue and $3.2 million of deferred costs related to sales of our digital radiography imaging equipment.

Selling, General and Administrative Expense
      The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	2005		2004		2003		% Change

		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2005	2004

Laboratory	$13,993	6.3%	$12,660	6.3%	$11,431	6.4%	10.5%	10.8%
Animal hospital	16,224	2.7%	12,761	2.7%	10,329	2.7%	27.1%	23.5%
Medical technology	9,033	29.8%	1,842	30.2%	—	—	390.4%	—
Corporate	26,935	3.2%	20,994	3.1%	16,942	3.1%	28.3%	23.9%

Total SG&A	$66,185	7.9%	$48,257	7.2%	$38,702	7.1%	37.2%	24.7%

Laboratory SG&A
      Laboratory SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense.
      The increases in laboratory SG&A were primarily the result of increasing our sales force and marketing efforts.

Animal Hospital SG&A
      Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.
      The increases in animal hospital SG&A were primarily the result of expanding the animal hospital administrative operations to absorb the recent acquisitions, including Pet’s Choice and NPC.

Medical Technology SG&A
      Medical technology SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.
      The increase in medical technology SG&A was primarily due to the fact we acquired STI on October 1, 2004 and thus 2004 only included three months of operating results. Medical technology SG&A as a percentage of medical technology revenue in 2005 was comparable to 2004.

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
      In March 2004, we resolved an outstanding claim with our insurance company related to a legal settlement and received reimbursement of $1.9 million. As a result of acquiring Pet’s Choice and NPC we incurred integration costs. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the litigation settlement and the integration costs (in thousands, except percentages):

	2005		2004		2003

		% of		% of		% of
Corporate SG&A:	$	Revenue	$	Revenue	$	Revenue

As reported	$26,935	3.2%	$20,994	3.1%	$16,942	3.1%
Impact of certain items:
Lititgation settlement reimbursement	—		1,124		—
Legal fees reimbursement	—		801		—
Integration costs	(1,158)		(1,395)		—

Corporate SG&A excluding the impact of certain items	$25,777	3.1%	$21,524	3.2%	$16,942	3.1%

      The increases in Corporate SG&A excluding the impact of certain items were primarily the result of expanding the corporate operations to absorb the recent acquisitions, including Pet’s Choice, STI and NPC.

Write-Down and Loss on Sale of Assets
      In 2005, 2004 and 2003, we wrote-down and sold certain assets for losses of $441,000, $59,000 and $590,000, respectively.

Interest Expense, Net
      The following table summarizes our interest expense, net of interest income (in thousands):

	2005	2004	2003

Interest expense:
Revolving credit facility	$—	$—	$27
Senior term notes	18,746	7,421	6,709
9.875% senior subordinated notes	6,342	16,788	16,788
15.5% senior notes	—	—	522
Interest rate hedging agreements	57	398	515
Amortization of debt costs	547	747	835
Capital leases and other	1,385	869	1,078

	27,077	26,223	26,474
Interest income	2,034	731	387

Total interest expense, net of interest income	$25,043	$25,492	$26,087

      The changes in interest expense were primarily attributable to our debt refinancing transactions, which we discuss below in the Liquidity and Capital Resources section, and changes in LIBOR.

Debt Retirement Costs
      In connection with debt refinancing transactions and voluntary debt repayments, we incurred debt retirement costs of $19.3 million, $880,000, and $9.1 million in 2005, 2004 and 2003, respectively. These transactions are discussed below in the Liquidity and Capital Resources section.

Other Income
      Other income relates to non-cash gains pertaining to the changes in the time value of our interest rate swap agreements.

Minority Interest in Income of Subsidiaries
      Minority interest in income of subsidiaries represents our partners’ proportionate shares of net income generated by those subsidiaries that we do not wholly own.

Provision for Income Taxes
      Our effective tax rate was 39.4%, 40.4% and 41.2% in 2005, 2004 and 2003, respectively. The effective tax rate for 2005 as compared to 2004 and the effective tax rate for 2004 as compared to 2003 each reflect a lower weighted-average state statutory tax rate due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax. The changes in our statutory tax rates were effected in the fourth quarter of each fiscal year.
      The decrease in the effective tax rate for 2004 as compared to 2003 was also the result of a litigation settlement reimbursement in the amount of $1.1 million, which we discuss above in the Corporate SG&A section, which had no related tax expense.
Inflation
      Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with Zoasis Corporation
      We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis and a separate officer sold his entire 1% interest in Zoasis in 2004 for less than $15,000. We purchased services of $1.1 million, $946,000, and $993,000 for 2005, 2004, and 2003, respectively. The pricing of these services is comparable to prices paid by us to independent third parties for similar services.
Liquidity and Capital Resources
      The following table summarizes our cash flows (in thousands):

	2005	2004	2003

Cash provided by (used in):
Operating activities	$115,100	$86,359	$76,107
Investing activities	(115,431)	(149,869)	(47,162)
Financing activities	27,855	77,237	(18,170)

Increase in cash and cash equivalents	27,524	13,727	10,775
Cash and cash equivalents at beginning of year	30,964	17,237	6,462

Cash and cash equivalents at end of year	$58,488	$30,964	$17,237

Operating Activities
      Net cash provided by operating activities increased $28.7 million in 2005 as compared to 2004 primarily due to improved operating performance and acquisitions. Net cash provided by operating activities increased $10.2 million in 2004 compared to 2003 primarily due to improved operating performance and acquisitions. These factors were partially offset by an increase in taxes paid of $13.2 million and a use of working capital of $4.0 million.
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
      Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accord with that strategy, we acquired Pet’s Choice, which operated 46 animal hospitals, on July 1, 2005. In addition, we acquired STI, which is a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry, on October 1, 2004, and we acquired NPC, which operated 67 animal hospitals, on June 1 2004. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. In 2006, we also intend to spend approximately $40.0 to $45.0 million for property and equipment.

Financing Activities
      In May 2005, we entered into a new senior credit facility that provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and repurchase our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice, which we discuss in Note 4., Acquisitions, in our notes to the consolidated financial statements. In connection with the refinancing transactions, we paid financing costs of approximately $3.3 million and paid an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes.
      In January 2006 and August 2005, we voluntarily prepaid $20.0 million and $35.0 million, respectively, of our senior term notes.
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
      In December 2004, we amended and restated our senior credit facility to replace the existing senior term notes in the principal amount of $223.9 million with an interest rate margin of 2.25% with new senior term notes in the same principal amount with an interest rate margin of 1.75%. In connection with this transaction, we paid financing costs of $279,000.
      In February 2003, we sold 7.6 million shares of our common stock. Approximately $42.7 million of the $54.3 million in net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes due 2010 at a redemption price of 110% of the principal amount, plus accrued and unpaid interest. In connection with this transaction, we paid financing costs of $382,000.
      In August 2003, we refinanced our senior credit facility to replace the existing senior term notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term notes in the principal amount of $146.4 million with an interest rate margin of 2.50%. In connection with this transaction, we paid financing costs of $727,000.
      Borrowings and repayments under our revolving credit facility are the result of normal working capital shifts created by the seasonality of our business and the timing of acquisition activity. At the end of 2002 we borrowed $7.5 million, and in early 2003 we repaid the full amount. At December 31, 2005, we had no borrowings under our revolving credit facility.

Future Contractual Cash Requirements
      The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt(1)	$439,887	$24,878	$5,782	$4,586	$4,284	$4,285	$396,072
Capital lease obligations	12,825	805	805	815	861	969	8,570
Operating leases	512,266	28,617	28,539	28,115	27,418	26,867	372,710
Fixed cash interest expense	6,819	1,240	1,073	1,159	915	631	1,801
Variable cash interest expense(2)	159,423	28,953	29,786	29,685	29,781	29,869	11,349
Swap agreements	(5,098)	(2,180)	(2,178)	(740)	—	—	—
Purchase obligations	51,775	11,053	7,651	8,383	8,942	9,744	6,002
Other long-term liabilities(3)	39,837	65	65	65	65	—	39,577

	$1,217,734	$93,431	$71,523	$72,068	$72,266	$72,365	$836,081

(1)	On January 31, 2006, we voluntarily prepaid $20.0 million of our senior term notes. This payment is reflected in the above table.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the fixed rate portion) will be 7.0%, 7.25%, 7.3%, 7.4% and 7.5% for years 2006 through thereafter, respectively. Our consolidated financial statements included in this annual report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $30.8 million.
      The table above excludes certain contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets. We may be required to pay up to $2.2 million in future periods if these performance targets are achieved.
      We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.

Debt Covenants
      Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. In particular, the covenants limit our acquisition spending, without a waiver, to $110.0 million for the period from May 16, 2005 to December 31, 2005 and $75.0 million per year thereafter plus up to $20.0 million of any unused amount from the previous year. As of December 31, 2005, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
      The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At December 31, 2005, we had a fixed charge coverage ratio of 1.63 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
      The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement. At December 31, 2005, we had a leverage ratio of 2.48 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00.

Interest Rate Hedging Agreements
      We have swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London interbank offer rates, or LIBOR, and the same set notional principal amounts. A summary of the agreements existing at December 31, 2005 is as follows:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes

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

Description of Indebtedness

Senior Credit Facility
      At December 31, 2005, we had $436.6 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility. We made a voluntary prepayment in the amount of $20.0 million on January 31, 2006.
      We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
      The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.

Other Debt
      At December 31, 2005, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $16.1 million.
New Accounting Pronouncements

Inventory Costs
      In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, effective for fiscal years beginning after June 15, 2005, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. We do not expect that the application of SFAS No. 151 will have a material impact on our consolidated financial statements or the way we conduct our operations.

Share-Based Compensation
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period. We adopted SFAS No. 123R on January 1, 2006. Depending on the number of options granted and the assumptions used to value those options, the adoption of SFAS No. 123R could have a material impact on our operating results.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, defining and changing the way companies account for changes in accounting principles, accounting estimates and reporting entities, as well as corrections of errors. Among other things, SFAS No. 154 prohibits companies from changing accounting principles or the methodology of applying accounting principles unless directed to do so by new accounting principles or unless the new principle or application is acceptable and superior.

Entities changing accounting principles outside of specific guidance are required to retroactively apply the change to all prior periods unless it is impracticable to do so, in which case, entities will be required to make an adjustment to retained earnings in the year of change.
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

Accounting for Rental Costs Incurred during a Construction Period
      On October 6, 2005, the FASB issued FASB Staff Position, or FSP FAS, No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. In FSP FAS No. 13-1, the FASB clarified that rental costs incurred during construction are not to be capitalized as a cost of construction but rather to be recognized as rental expense during that period consistent with SFAS No. 13, Accounting for Leases. FSP FAS No. 13-1 is effective for periods starting after December 15, 2005. We do not expect FSP FAS No. 13-1 to have a material impact on our consolidated financial statements.
Quarterly Results
      The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2004 and ending December 31, 2005 (in thousands):

	2005 Quarter Ended				2004 Quarter Ended

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$216,977	$229,242	$206,584	$186,863	$176,440	$183,352	$169,947	$144,350
Gross profit	$51,961	$62,644	$60,735	$50,527	$44,186	$49,781	$50,004	$39,560
Operating income(1)	$33,305	$44,135	$45,396	$36,405	$29,427	$36,756	$38,235	$30,797
Net income(1)(2)(4)	$17,051	$22,257	$11,262	$17,246	$13,317	$17,344	$18,167	$14,744
Basic earnings per common share(3)(4)	$0.21	$0.27	$0.14	$0.21	$0.16	$0.21	$0.22	$0.18
Diluted earnings per common share(3)(4)	$0.20	$0.26	$0.13	$0.21	$0.16	$0.21	$0.22	$0.18

(1)	Includes an insurance reimbursement of $1.9 million for the quarter ended March 31, 2004.

(2)	Includes after-tax debt retirement costs of $11.7 million, $41,000 and $478,000 for the quarters ended June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

(3)	On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All per share information included in the above table for quarters prior to September 30, 2004 have been restated to reflect the effect of the stock dividend.

(4)	The quarters ended December 31, 2005 and 2004 include an adjustment to reflect changes in our weighted-average state statutory tax rate due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax.
      Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our laboratory and animal hospital revenue historically has been greater in the second and third quarters than in the first and fourth quarters.
      The demand for our veterinary services is significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks and the number of daylight hours. A substantial portion of our costs for our veterinary services are fixed and do not vary with the level of demand. Consequently, our operating income and operating margins generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      At December 31, 2005, we had borrowings of $436.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we enter into interest rate swap agreements. Currently, we are engaged in the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes
      These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending December 31, 2006, for every 1.0% increase in LIBOR we will pay an additional $2.8 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.8 million in interest expense.
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
      Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2005. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management excluded Pet’s Choice, Inc. from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. Pet’s Choice, Inc., acquired July 1, 2005, accounted for approximately $72.9 million, or 8.1%, of our total assets as of December 31, 2005, and contributed approximately $38.2 million, or 4.5%, of our total revenue for the year ended December 31, 2005.
      KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting.
March 9, 2006
/s/ Robert L. Antin

Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer
/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer,
Vice President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VCA Antech, Inc.:
      We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of Condensed Financial Information of Registrant and Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VCA Antech Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/     KPMG LLP
Los Angeles, California
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of VCA Antech, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that VCA Antech, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCA Antech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that VCA Antech, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, VCA Antech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Management excluded Pet’s Choice, Inc. from its assessment of the effectiveness of VCA Antech, Inc.’s internal control over financial reporting as of December 31, 2005. Pet’s Choice, Inc., acquired July 1, 2005, accounted for approximately $72.9 million, or 8.1%, of the Company’s total assets as of December 31, 2005, and contributed approximately $38.2 million, or 4.5%, of the Company’s total revenue for the year ended December 31, 2005. Our audit of internal control over financial reporting of VCA Antech, Inc. also excluded an evaluation of the internal control over financial reporting of Pet’s Choice, Inc.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 9, 2006

VCA ANTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(In thousands, except par value)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$58,488	$30,964
Restricted cash	—	1,250
Trade accounts receivable, less allowance for uncollectible accounts of $9,409 and $7,668 at December 31, 2005 and 2004, respectively	36,104	28,936
Inventory	17,856	10,448
Prepaid expenses and other	9,867	6,275
Deferred income taxes	10,972	11,472
Prepaid income taxes	12,337	10,830

Total current assets	145,624	100,175
Property and equipment, net	143,781	119,903
Other assets:
Goodwill	586,444	499,144
Other intangible assets, net	10,735	11,660
Notes receivable, net	2,869	4,903
Deferred financing costs, net	1,340	4,052
Other	6,280	2,263

Total assets	$897,073	$742,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$5,884	$6,043
Accounts payable	20,718	15,566
Accrued payroll and related liabilities	25,201	19,850
Accrued interest	306	1,578
Other accrued liabilities	28,860	21,874

Total current liabilities	80,969	64,911
Long-term obligations, less current portion	446,828	390,846
Deferred income taxes	30,803	31,514
Other liabilities	19,775	12,915
Minority interest	9,947	9,155
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,759 and 82,191 shares outstanding as of December 31, 2005 and 2004, respectively	83	82
Additional paid-in capital	258,402	251,412
Accumulated earnings (deficit)	49,057	(18,759)
Accumulated other comprehensive income	1,209	34
Notes receivable from stockholders	—	(10)

Total stockholders’ equity	308,751	232,759

Total liabilities and stockholders’ equity	$897,073	$742,100

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands, except per share amounts)

	2005	2004	2003

Revenue	$839,666	$674,089	$544,665
Direct costs	613,799	490,558	394,853

Gross profit	225,867	183,531	149,812
Selling, general and administrative expense	66,185	48,257	38,702
Write-down and loss on sale of assets	441	59	590

Operating income	159,241	135,215	110,520
Interest expense	27,077	26,223	26,474
Interest income	2,034	731	387
Debt retirement costs	19,282	880	9,118
Other income	122	338	118

Income before minority interest and provision for income taxes	115,038	109,181	75,433
Minority interest in income of subsidiaries	3,109	2,558	1,633

Income before provision for income taxes	111,929	106,623	73,800
Provision for income taxes	44,113	43,051	30,377

Net income	$67,816	$63,572	$43,423

Basic earnings per common share	$0.82	$0.78	$0.54

Diluted earnings per common share	$0.81	$0.76	$0.53

Shares used for computing basic earnings per share	82,439	81,794	80,480

Shares used for computing diluted earnings per share	83,996	83,361	81,746

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

						Accumulated
				Notes		Other
	Common Stock		Additional	Receivable	Accumulated	Comprehensive
			Paid-In	From	Earnings	Income
	Shares	Amount	Capital	Stockholders	(Deficit)	(Loss)	Total

Balances, December 31, 2002	73,530	$74	$188,904	$(138)	$(125,754)	$—	$63,086
Net income	—	—	—	—	43,423	—	43,423
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	36	36
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	—	(118)	(118)
Interest on notes	—	—	—	(6)	—	—	(6)
Repayment of notes	—	—	—	128	—	—	128
Issuance of common stock	7,600	7	54,316	—	—	—	54,323
Exercise of stock options	300	—	150	—	—	—	150
Tax benefit from stock options exercised	—	—	901	—	—	—	901

Balances, December 31, 2003	81,430	81	244,271	(16)	(82,331)	(82)	161,923
Net income	—	—	—	—	63,572	—	63,572
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	454	454
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	—	(338)	(338)
Interest on notes	—	—	—	(1)	—	—	(1)
Repayment of notes	—	—	—	7	—	—	7
Exercise of stock options	761	1	2,912	—	—	—	2,913
Tax benefit from stock options exercised	—	—	4,229	—	—	—	4,229

Balances, December 31, 2004	82,191	82	251,412	(10)	(18,759)	34	232,759
Net income	—	—	—	—	67,816	—	67,816
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	1,249	1,249
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	—	(74)	(74)
Repayment of notes	—	—	—	10	—	—	10
Exercise of stock options	568	1	3,211	—	—	—	3,212
Tax benefit from stock options exercised	—	—	3,779	—	—	—	3,779

Balances, December 31, 2005	82,759	$83	$258,402	$—	$49,057	$1,209	$308,751

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Net income	$67,816	$63,572	$43,423
Other comprehensive income:
Unrealized gain on hedging instruments, net of tax	1,249	454	36
Gains on hedging instruments reclassifed to income, net of tax	(74)	(203)	(70)

Other comprehensive income (loss)	1,175	251	(34)

Comprehensive income	$68,991	$63,823	$43,389

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$67,816	$63,572	$43,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,335	15,815	14,286
Amortization of debt costs	547	747	835
Provision for uncollectible accounts	4,766	3,411	2,897
Debt retirement costs	19,282	880	9,118
Write-down and loss on sale of assets	441	59	590
Tax benefit from stock options exercised	3,779	4,229	901
Other	(223)	(564)	347
Minority interest in income of subsidiaries	3,109	2,558	1,633
Distributions to minority interest partners	(3,078)	(2,188)	(1,723)
Deferred income taxes	10,502	8,957	8,853
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(11,335)	(8,526)	(3,264)
Increase in inventory, prepaid expenses and other assets	(9,092)	(2,913)	(867)
Increase (decrease) in accounts payable and other accrued liabilities	9,986	5,079	(2,225)
Increase (decrease) in accrued payroll and related liabilities	1,078	(1,045)	982
Decrease in accrued interest	(1,272)	(77)	(27)
Decrease (increase) in prepaid income taxes	(541)	(3,635)	348

Net cash provided by operating activities	115,100	86,359	76,107

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(89,149)	(121,229)	(30,749)
Real estate acquired in connection with business acquisitions	(2,405)	(5,491)	(589)
Property and equipment additions	(29,209)	(23,954)	(15,433)
Proceeds from sale of assets	1,702	377	547
Other	3,630	428	(938)

Net cash used in investing activities	(115,431)	(149,869)	(47,162)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations, including redemption fees	(447,100)	(373,478)	(210,476)
Proceeds from the issuance of long-term debt	475,000	448,875	146,442
Repayments under revolving credit facility	—	—	(7,500)
Payment of financing costs	(3,257)	(1,073)	(1,109)
Proceeds from issuance of common stock under stock option plans	3,212	2,913	150
Proceeds from issuance of common stock	—	—	54,323

Net cash provided by (used in) financing activities	27,855	77,237	(18,170)

Increase in cash and cash equivalents	27,524	13,727	10,775
Cash and cash equivalents at beginning of year	30,964	17,237	6,462

Cash and cash equivalents at end of year	$58,488	$30,964	$17,237

Supplemental disclosures of cash flow information:
Interest paid	$27,802	$25,553	$25,319
Income taxes paid	$30,050	$33,500	$20,275
Supplemental schedule of non-cash investing and financing activites:
Additions to capital leases	$—	$75	$173
Detail of acquisitions:
Fair value of assets acquired	$118,069	$146,066	$34,511
Cash paid for acquisitions	(89,149)	(121,229)	(30,749)

Liabilities and debt assumed	$28,920	$24,837	$3,762

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	The Company
      Our company, VCA Antech, Inc., or VCA, is a Delaware corporation based in Los Angeles, California, and we were formed in 1986. We are an animal healthcare services company with positions in three core businesses, veterinary diagnostic laboratories, animal hospitals, and veterinary medical technology. We refer to these segments as Laboratory, Animal Hospital and Medical Technology, respectively.
      We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2005, we operated 31 laboratories.
      Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2005, we operated 367 animal hospitals throughout 37 states.
      On October 1, 2004, we acquired Sound Technologies, Inc., or STI, a supplier of ultrasound and digital radiography equipment and related computer hardware, software and services to the veterinary industry.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation
      Our consolidated financial statements include the accounts of our parent company, all majority-owned subsidiaries where we have control and certain veterinary medical groups to which we provide services as discussed below. Significant intercompany transactions and balances have been eliminated.
      We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing veterinary services through the direct employment of veterinarians. At December 31, 2005, we operated in 13 of these states. In these states, instead of providing veterinary services, we provide management services to the veterinary medical groups. We provide management services pursuant to long-term management agreements, or Management Agreements, with the veterinary medical groups. Pursuant to the Management Agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.
      We have determined that the veterinary medical groups are variable interest entities as defined by Financial Accounting Standards Board, or FASB, Financial Interpretation No. 46R, or FIN, No. 46R, Consolidation of Variable Interest Entities, and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests, in aggregate with the variable interests held by our related parties, absorbed the majority of the expected losses and residual returns of the veterinary medical groups. Based on these determinations, we consolidated the veterinary medical groups in our consolidated financial statements. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on our operating income, net income, earnings per share or cash flows.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In the third quarter of 2005, we established vendor-specific objective evidence of the fair value of post-contract customer support services by including renewal rates in the sales contracts. As a result, we began recognizing revenue on the sale of digital radiography imaging equipment, computer hardware and software at the time of customer acceptance if installation is required, or delivery, and revenue from post-contract customer support services on a straight-line basis over the term of the support period. Prior to the third quarter of 2005, we recognized revenue on all elements in these arrangements ratably over the period of the post-contract customer support services.
      In connection with certain sales transactions involving ultrasound imaging equipment and digital radiography equipment, we have deferred a portion or all of the related income. These amounts are recognized as income in accordance with our policy discussed above. At December 31, 2005, we had deferred revenue of $2.5 million and $4.9 million recorded in other accrued liabilities and other liabilities, respectively, and deferred costs of $1.5 million and $1.7 million recorded in prepaid expenses and other assets, respectively, in our consolidated balance sheets. At December 31, 2004, we had deferred revenue of $3.3 million and $637,000 recorded in other accrued liabilities and other liabilities, respectively, and deferred costs of $1.3 million and $389,000 recorded in prepaid expenses and other assets, respectively, in our consolidated balance sheets.

c.	Cash and Cash Equivalents
      We consider only highly liquid investments with original maturities of less than 90 days to be cash equivalents. We maintain balances in our bank accounts that are in excess of FDIC insured levels.

d.	Restricted Cash
      Restricted cash at December 31, 2004 related to cash held in an escrow account used to fund a portion of a contractual arrangement whereby we were required to pay additional cash to a former owner of a company we acquired.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Inventory
      Inventory is valued at the lower of cost using the first-in, first-out method or market.

f.	Property and Equipment
      Property and equipment is recorded at cost. Equipment held under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the equipment at the beginning of the lease term.
      We frequently develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. Costs associated with the development of new software are expensed as incurred. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software, generally three years. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality. Software development costs capitalized in 2005, 2004, and 2003 amounted to $24,000, $53,000 and $662,000, respectively.
      Depreciation and amortization are provided for on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	5 to 7 years
Software	3 years
Equipment held under capital leases	5 to 10 years
      Depreciation expense, including the amortization of property under capital leases, in 2005, 2004 and 2003 was $16.1 million, $13.4 million and $12.4 million, respectively.
      Property and equipment at December 31, 2005 and 2004 consisted of (in thousands):

	2005	2004

Land	$25,148	$25,406
Building and improvements	51,233	44,552
Leasehold improvements	45,462	33,976
Furniture and equipment	94,100	77,491
Software	9,705	8,546
Buildings held under capital leases	6,289	—
Equipment held under capital leases	351	974
Construction in progress	4,798	8,097

Total property and equipment	237,086	199,042
Less — accumulated depreciation and amortization	(93,305)	(79,139)

Total property and equipment, net	$143,781	$119,903

      Accumulated amortization on buildings held under capital leases amounted to $191,000 at December 31, 2005 and accumulated amortization on equipment held under capital leases amounted to $75,000 and $114,000 at December 31, 2005 and 2004, respectively.

g.	Operating Leases
      Most of our facilities are under operating leases. The minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the lease term as

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
defined in Statement of Financial Accounting Standards, or SFAS, No. 13, Accounting for Leases. The lease term includes contractual renewal options that are reasonably assured based on significant leasehold improvements acquired. Any leasehold improvement incentives paid to us by a landlord are recorded as a reduction of rent expense over the lease term. No individual lease is material to our operations.

h.	Goodwill
      Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that we have three reporting units, Laboratory, Animal Hospital and Medical Technology, and we estimate annually, at the end of the year, the fair market value of our reporting units and compare their estimated fair market value against the net book value of those reporting units to determine if our goodwill is impaired. At December 31, 2005 and 2004, we determined that our goodwill was not impaired.
      The following table presents the changes in the carrying amount of our goodwill for 2005 and 2004 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Equipment	Total

Balance as of January 1, 2004	$94,770	$278,468	$—	$373,238
Goodwill acquired	—	103,011	19,218	122,229
Other(1)	(1,099)	725	—	(374)
Goodwill related to partnership interests	—	4,071	—	4,071
Goodwill related to sale of animal hospitals	—	(20)	—	(20)

Balance as of December 31, 2004	93,671	386,255	19,218	499,144
Goodwill acquired	—	83,886	371	84,257
Other(1)	575	2,526	(429)	2,672
Goodwill related to partnership interests	—	577	—	577
Goodwill related to sale of animal hospitals	—	(206)	—	(206)

Balance as of December 31, 2005	$94,246	$473,038	$19,160	$586,444

(1)	Other is the result of purchase price adjustments, purchasing ownership interest in non-wholly-owned subsidiaries and earn-out payments.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

i.	Other Intangible Assets
      In addition to goodwill, we have other amortizable intangible assets at December 31, 2005 and 2004, as follows (in thousands):

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenants not-to-compete	$11,145	$(4,970)	$6,175	$11,604	$(5,290)	$6,314
Non-contractual customer relationships	3,235	(701)	2,534	3,340	(246)	3,094
Technology	1,270	(314)	956	1,250	(62)	1,188
Trademarks	569	(70)	499	560	(14)	546
Contracts	397	(129)	268	397	(26)	371
Client lists	461	(158)	303	665	(518)	147

Total	$17,077	$(6,342)	$10,735	$17,816	$(6,156)	$11,660

      Amortization is provided for on the straight-line method over the following estimated useful lives:

Covenants-not-to-compete	3 to 10 years
Non-contractual customer relationships	4 to 12 years
Technology	5 years
Trademarks	10 years
Contracts	2 to 4 years
Client lists	3 years
      The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	2005	2004	2003

Aggregate amortization expense	$3,215	$2,395	$1,864

      The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of December 31, 2005 is as follows (in thousands):

2006	$3,124
2007	2,826
2008	2,195
2009	1,151
2010	406
Thereafter	1,033

Total	$10,735

j.	Income Taxes
      We account for income taxes under SFAS No. 109, Accounting for Income Taxes. In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We make judgments in assessing our ability to realize future benefits from our deferred tax

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets, which include operating and capital loss carryforwards. As such, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2005 and 2004, we used valuation allowances to offset net operating loss, or NOL, and capital loss carryforwards where the realization of this benefit is uncertain. In addition, tax law and rate changes are reflected in income in the period such changes are enacted.

k.	Notes Receivable
      Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances of $99,000 and $87,000 at December 31, 2005 and 2004, respectively. The notes bear interest at rates varying from 5% to 10% per annum.

l.	Deferred Financing Costs
      Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $230,000 and $1.8 million at December 31, 2005 and 2004, respectively.

m.	Fair Value of Financial Instruments and Concentration of Risk
      The carrying amount reported in our consolidated balance sheets for cash, cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Our policy is to place our cash and cash equivalents in highly-rated financial instruments and institutions, which we believe mitigates our credit risk. Concentration of credit risk with respect to accounts receivable is limited due to the diversity of our customer base. We routinely review the collection of our accounts receivable and maintain an allowance for potential credit losses, but historically have not experienced any significant losses related to an individual customer or groups of customers in a geographic area.
      Our laboratories currently depend, in some cases, on the ability of single source suppliers to deliver products to us on a timely basis. Some of the products we purchase from these suppliers are proprietary, and therefore may not be available from other sources. Shortages in the availability of products for an extended period of time will disrupt our ability to provide test results in a timely manner and could have a material adverse effect on our results of operations.

n.	Use of Estimates in Preparation of Financial Statements
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of our consolidated financial statements and our reported amounts of revenue and expense during the reporting period. Actual results could differ from our estimates.

o.	Derivative Instruments
      We use derivative instruments to manage our exposure to interest and maintain a planned mix of fixed-rate and variable-rate debt. We record all derivative instruments as either assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivative instruments are recognized each period in current earnings or other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting and the type of hedge

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction. See Note 5., Long-Term Obligations, for additional details related to our derivative instruments.

p.	Marketing and Advertising
      Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense amounted to $11.2 million, $8.6 million and $5.5 million for 2005, 2004 and 2003, respectively.

q.	Insurance and Self-Insurance
      We use a combination of insurance, large-deductible insurance and self-insurance for a number of risks, including workers’ compensation, general liability, property insurance and our health benefits. Liabilities associated with these risks are estimated at fair value on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

r.	Debt Retirement Costs
      We have completed multiple debt refinancing transactions and voluntary debt repayments. As a result of these transactions, we incurred debt retirement costs of $19.3 million, $880,000 and $9.1 million in 2005, 2004 and 2003, respectively. See Note 5., Long-Term Obligations, for additional information related to these transactions. These costs for all periods presented have been included as a component of income from operations in the consolidated income statements.

s.	Mandatorily Redeemable Partnership Interests
      We are party to certain partnerships whereby we are required under the terms of the respective partnership agreements to purchase the partner’s equity in the partnership in the event of the partner’s death. We are reporting these liabilities at estimated fair values within other liabilities in our consolidated balance sheets. At December 31, 2005 and 2004, these liabilities were $2.0 million and $2.1 million, respectively.

t.	Calculation of Earnings per Common Share
      Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding after giving effect

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per common share was calculated as follows (in thousands, except per share amounts):

	2005	2004	2003

Net income	$67,816	$63,572	$43,423

Weighted average common shares outstanding:
Basic	82,439	81,794	80,480
Effect of dilutive potential common stock:
Stock options	1,557	1,512	1,158
Contracts that may be settled in stock or cash	—	55	108

Diluted	83,996	83,361	81,746

Basic earnings per common share	$0.82	$0.78	$0.54

Diluted earnings per common share	$0.81	$0.76	$0.53

u.	Accounting for Stock-Based Compensation
      We have granted stock options to our employees and directors under stock option plans maintained by us and are accounting for those options under the intrinsic value method as prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. This method is not a fair-value based method of accounting as defined by SFAS No. 123, Accounting for Stock-Based Compensation. Fair-value based methods of accounting require compensation expense to be recognized based on the fair market value of the options granted over their vesting period. The following table presents net income and earnings per common share as if we accounted for our stock options under SFAS No. 123 and the fair-value based method of accounting (in thousands, except per share amounts):

	2005	2004	2003

As reported	$67,816	$63,572	$43,423
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(12,667)	(3,231)	(870)

Pro forma net income available to common stockholders	$55,149	$60,341	$42,553

Earnings per common share:
Basic — as reported	$0.82	$0.78	$0.54
Basic — pro forma	$0.67	$0.74	$0.53
Diluted — as reported	$0.81	$0.76	$0.53
Diluted — pro forma	$0.66	$0.72	$0.52

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	4.3%	3.0%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	37.9%	32.6%	34.0%
Weighted-average fair value	$9.46	$5.96	$2.73
Expected option life (in years)	5	5	5

v.	New Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4, effective for fiscal years beginning after June 15, 2005, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material or spoilage that may be incurred. We do not expect that the application of SFAS No. 151 will have a material impact on our consolidated financial statements or the way we conduct our operations.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment,which replaces SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R will require us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period. We adopted SFAS No. 123R effective January 1, 2006. Depending on the number of options granted and the assumptions used to value those options, the adoption of SFAS No. 123R could have a material impact on our operating results.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, defining and changing the way companies account for changes in accounting principles, accounting estimates and reporting entities, as well as corrections of errors. Among other things, SFAS No. 154 prohibits companies from changing accounting principles or the methodology of applying accounting principles unless directed to do so by new accounting principles or unless the new principle or application is acceptable and superior. Entities changing accounting principles outside of specific guidance are required to retroactively apply the change to all prior periods unless it is impracticable to do so, in which case, entities will be required to make an adjustment to retained earnings in the year of change.
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
      On October 6, 2005, the FASB issued FASB Staff Position, or FSP FAS No. 13-1, Accounting for Rental Costs Incurred during a Construction Period. In FSP FAS No. 13-1, the FASB clarified that rental costs incurred during construction are not to be capitalized as a cost of construction but rather to be recognized as rental expense during that period consistent with SFAS No. 13, Accounting for Leases. FSP FAS No. 13-1 is effective for periods starting after December 15, 2005. We do not expect FSP FAS No. 13-1 to have a material impact on our consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

w.	Reclassifications
      Certain prior year balances have been reclassified to conform to the 2005 financial statement presentation.

3.	Related Party Transactions

a.	Transactions with Zoasis
      We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. We purchased services of $1.1 million, $946,000 and $993,000 for 2005, 2004 and 2003, respectively. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis and a separate officer sold his entire 1% interest in Zoasis in 2004 for less than $15,000. We believe the pricing of these services is comparable to prices paid by us to independent third parties.
      We have granted to Zoasis a limited, royalty-free, non-exclusive license to certain software which we own. In addition, we have agreed not to grant any other licenses in the software for a period of five years from the grant date, except that we may grant licenses to our affiliates and subsidiaries. Both we and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software is hosted at our expense at a third-party hosting facility for the benefit of both parties.

b.	Related Party Vendors
      Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP, or Akin. Akin provided legal services to us during 2005, 2004 and 2003. The cost of these legal services was $1.3 million, $1.8 million and $1.4 million in 2005, 2004 and 2003, respectively.

c.	Registration Rights Agreement
      On September 20, 2000, we entered into a stockholders agreement with each of our then stockholders, under which each party to the stockholders agreement has registration rights. In connection with these registration rights, we agreed to pay any expenses associated with any demand registrations or piggyback registrations.
      In 2004 and 2003, we registered the sale of common stock held by an affiliate of Leonard Green & Partners, L.P., a significant shareholder at the time. John M. Baumer, John G. Danhakl and Peter J. Nolan, each served on our Board of Directors at the time of the registration and are partners in Leonard Green & Partners, L.P. In 2003, we also registered the sale of common stock held by Robert L. Antin, our Chairman, Chief Executive Officer and President.
      We incurred costs of $675,000 and $155,000 in 2004 and 2003, respectively, in connection with these registrations.

d.	Business Aircraft
      In 2003, we purchased 50 hours of use of a business aircraft owned by Leonard Green & Partners, L.P. for $125,000. The use of the business aircraft by our executives facilitated business-related travel. The hourly rate charged to us by Leonard Green & Partners, L.P. is less than rates available to us for comparably equipped aircraft. Leonard Green & Partners, L.P. is the parent of Green Equity Investors III, L.P., which owned 16.8% of our outstanding common stock at the time of the transaction. Each of John

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
M. Baumer, John G. Danhakl and Peter J. Nolan is a partner of Leonard Green & Partners, L.P. and served as one of our directors at the time of the transaction.

4.	Acquisitions
      Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented, we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accord with that strategy, we acquired the following:

	2005	2004	2003

Laboratories:
Acquisitions	—	—	7
Acquisitions relocated into our existing laboratories	—	—	(3)

	—	—	4

Animal hospitals:
Acquisitions, excluding Pet’s Choice and NPC(1)(2)	22	18	21
Pet’s Choice(1)	46	—
NPC(2)	—	67	—
Acquisitions relocated into our existing animal hospitals	(6)	(5)	(6)

	62	80	15

(1)	Pet’s Choice, Inc., or Pet’s Choice, was acquired on July 1, 2005.

(2)	National PetCare Centers, Inc., or NPC, was acquired on June 1, 2004.
      In addition to the acquisitions listed above, we also acquired STI on October 1, 2004, which is discussed below in the Sound Technologies, Inc. section.

Animal Hospital and Laboratory Acquisitions, excluding Pet’s Choice and NPC
      The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals, excluding NPC and Pet’s Choice, and the allocation of the purchase price (in thousands):

	2005	2004	2003

Consideration:
Cash	$34,199	$28,338	$28,695
Obligation to be settled in cash or common stock	—	—	2,250
Notes payable and other liabilities assumed	2,635	1,493	2,192

Total	$36,834	$29,831	$33,137

Purchase Price Allocation:
Goodwill(1)	$32,855	$26,724	$28,761
Identifiable intangible assets	1,956	1,671	1,783
Tangible assets	2,023	1,436	2,593

Total	$36,834	$29,831	$33,137

(1)	We expect that $25.3 million, $23.1 million and $18.2 million of the goodwill recognized in 2005, 2004 and 2003, respectively, will be fully deductible for income tax purposes.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pet’s Choice, Inc.
      On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals located in five states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in five states, particularly Texas and Washington. Our consolidated financial statements reflect the operating results of Pet’s Choice since July 1, 2005.
      As of December 31, 2005, we had not finalized the purchase price accounting for the Pet’s Choice acquisition, as we have not received final invoices from professional service providers and the valuation of certain tax assets and liabilities has not been finalized. All of these items could result in a change to the total purchase price.
      The total consideration as of December 31, 2005, was $78.9 million, consisting of: $51.1 million in cash paid to holders of Pet’s Choice stock and debt; $14.1 million in assumed debt; $9.5 million in assumed liabilities; $2.9 million of operating leases whose terms were in excess of market; $833,000 paid for professional and other outside services; and $464,000 paid as part of our plan to close the Pet’s Choice corporate office and terminate certain employees. The $78.9 million consideration was allocated as follows: $57.8 million to goodwill; $266,000 to identifiable intangible assets; and $20.8 million to tangible assets, including real estate in the amount of $1.2 million and buildings held under capital leases of $6.3 million. We expect that $21.8 million of the goodwill recognized will be fully deductible for income tax purposes.
      The $266,000 of acquired identifiable intangible assets have a weighted-average useful life of approximately 3 years. The intangible assets that make up that amount include covenants not-to-compete of $5,000 (5-year weighted-average useful life) and client lists of $261,000 (3-year weighted-average useful life).
      In 2005, we incurred other integration costs of $1.2 million. These integration costs were expensed as incurred and are included in corporate selling, general and administrative expense.

National PetCare Centers, Inc.
      On June 1, 2004, we acquired NPC, which operated 67 animal hospitals located in 11 states as of the merger date. This merger allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma. Our consolidated financial statements reflect the operating results of NPC since June 1, 2004.
      The total consideration for this acquisition was $89.2 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $11.6 million in assumed liabilities; $4.5 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.4 million paid as part of our plan to close certain facilities and terminate certain employees. The $89.2 million consideration was allocated as follows: $71.6 million to goodwill; $1.4 million to identifiable intangible assets; and $16.2 million to tangible assets, including real estate in the amount of $5.0 million. We expect that $30.0 million of the goodwill recognized will be fully deductible for income tax purposes.
      The $1.4 million of acquired identifiable intangible assets have a weighted-average useful life of approximately 5 years. The intangible assets that make up that amount include covenants not-to-compete of $1.3 million (5-year weighted-average useful life) and client lists of $155,000 (3-year weighted-average useful life).
      In 2004, we incurred other integration costs of $1.4 million. These integration costs were expensed as incurred and are included in corporate selling, general and administrative expense.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sound Technologies, Inc.
      On October 1, 2004, we acquired STI, a supplier of ultrasound and digital radiography equipment, related computer hardware, software and services to the veterinary industry. The acquisition of STI provides us the opportunity to sell digital imaging equipment, which we believe is an emerging and dynamic segment within the animal healthcare industry. Under the terms of the purchase agreement, we may be obligated to pay after December 31, 2005, up to $2.0 million of additional purchase price if certain performance targets are met. Our consolidated financial statements reflect the operating results of STI since October 1, 2004.
      The total consideration, excluding the $2.0 million contingent obligation described above, was $30.9 million, consisting of: $23.9 million in cash paid to holders of STI stock, including additional consideration of $1.5 million paid in 2005; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $380,000 paid for professional and other outside services. The $30.9 million consideration was allocated as follows: $18.8 million to goodwill; $4.7 million to identifiable intangible assets; and $7.4 million to tangible assets. We expect that $389,000 of the goodwill recognized will be fully deductible for income tax purposes.
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

Partnership Interests
      We purchased the ownership interests in certain partially-owned subsidiaries of our company from partners of these subsidiaries. The following table summarizes the consideration paid by us and the amount of goodwill recorded for these acquisitions (in thousands):

	2005	2004	2003

Consideration:
Cash	$568	$922	$244
Notes payable and other liabilities assumed	399	220	763

Total	$967	$1,142	$1,007

Goodwill recorded(1)	$709	$846	$295

(1)	We expect that the goodwill recorded will be fully deductible for income tax purposes.

Other Acquisition Payments
      We paid $1.2 million, $921,000 and $1.8 million in 2005, 2004 and 2003, respectively, to sellers for the unused portion of holdbacks. See Note 9.d., Holdbacks, for additional information.
      In June 2004, we paid $2.3 million to settle the remaining obligation to a seller in connection with a prior year acquisition.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We paid $665,000 and $325,000 in 2005 and 2004, respectively, for earn-out targets that were met. We recorded goodwill in the same amount as the earn-out payments, which we expect will be fully deductible for tax purposes. See Note 9.c., Earn-out Payments, for additional information.

Pro Forma Information
      The following unaudited pro forma financial information presents the combined results of operations for our company and the companies we acquired in 2005 as if those acquisitions had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisitions at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company.

	For the Years Ended
	December 31,

	2005	2004

	(In thousands, except per
	share amount)
	(Unaudited)
Revenue	$893,076	$782,397
Net income available to common stockholders	$66,426	$66,116
Basic earnings per share	$0.81	$0.81
Diluted earnings per share	$0.79	$0.79
Shares used for computing basic earnings per share	82,439	81,794
Shares used for computing diluted earnings per share	83,996	83,361

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations
      Long-term obligations consisted of the following at December 31, 2005 and 2004 (in thousands):

		2005	2004

Revolving credit facility	Revolving line of credit, maturing in 2010 for the revolving line of credit outstanding at December 31, 2005, and maturing in 2006 for the revolving line of credit outstanding at December 31, 2004, secured by assets, variable interest rates	$—	$—

Senior term notes	Notes payable, maturing in 2011, secured by assets, variable interest rates (weighted average interest rate of 4.9% in 2005)	436,613	—

Senior term notes	Notes payable, maturing in 2008, secured by assets, variable interest rates (weighted average interest rate of 4.1% in 2004)	—	223,313

9.875% senior subordinated notes	Notes payable, maturing 2009, unsecured, fixed interest rate of 9.875%	—	170,000

Secured seller notes	Notes payable, various maturities through 2011, secured by assets and stock of certain subsidiaries, various interest rates ranging from 7.5% to 10.9%	3,140	2,582

Unsecured debt	Notes payable, various maturities through 2009, various interest rates ranging from 2.0% to 9.7%	134	576

	Total debt obligations	439,887	396,471

	Capital lease obligations	12,825	418

		452,712	396,889
	Less — current portion	(5,884)	(6,043)

		$446,828	$390,846

      The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2005 are presented below (in thousands):

2006	$5,884
2007	6,788
2008	5,602
2009	5,346
2010	5,455
Thereafter	423,637

Total	$452,712

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Facility
      At January 1, 2003, we had $167.3 million in principal amount of senior term notes. In August 2003, we refinanced our senior credit facility to replace the existing senior term notes in the principal amount of $166.4 million with an interest rate margin of 3.00% with $20.0 million of cash on-hand and new senior term notes in the principal amount of $146.4 million with an interest rate margin of 2.50%. In connection with this transaction, we paid financing costs of $727,000 and recognized debt retirement costs of $1.7 million.
      In June 2004, we amended and restated our senior credit facility to replace the existing senior term notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to fund the NPC merger, which we discuss above in Note 4., Acquisitions. In connection with this transaction, we paid financing costs of $794,000 and recognized debt retirement costs of $810,000.
      In December 2004, we amended and restated our senior credit facility to replace the existing senior term notes in the principal amount of $223.9 million with an interest rate margin of 2.25% with new senior term notes in the same principal amount with an interest rate margin of 1.75%. In connection with this transaction, we paid financing costs of $279,000 and recognized debt retirement costs of $70,000.
      In May 2005, we entered into a new senior credit facility with various lenders for $550.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. The senior credit facility includes $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and our 9.875% senior subordinated notes in the principal amount of $170.0 million. In connection with entering into the new senior credit facility and repaying our existing senior term notes, we paid financing costs of $2.8 million and recognized debt retirement costs of $2.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice, which is discussed in Note 4., Acquisitions.
      The new revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. At December 31, 2005, we had no borrowings outstanding under our revolving credit facility.
      In August 2005, we prepaid $35.0 million of our senior term notes.
      Interest Rate on Senior Term Notes. In general, borrowings under our senior credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin of 2.00% per annum for the senior term notes existing from January 2003 and August 2003, a margin of 1.50% per annum for the senior term notes existing from August 2003 to June 2004, a margin of 1.25% per annum for the senior term notes existing from June 2004 to December 2004, a margin of 0.75% per annum for the senior term notes existing from December 2004 to May 2005 and a margin of 0.50% per annum for the senior term notes existing since May 2005; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 3.00% per annum for the senior term notes existing from January 2003 and August 2003, a margin of 2.50% per annum for the senior term notes existing from August 2003 to June 2004, a margin of 2.25% per annum for the senior term notes existing from June 2004 to December 2004, a margin of 1.75% per annum for the senior term notes existing from December 2004 to May 2005 and a margin of 1.50% per annum for the senior term notes existing since May 2005.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Interest Rate on Revolving Credit Facility. In general, borrowings under our revolving credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin, as defined in the senior credit facility based on our leverage ratio, ranging from 1.00% to 2.25% per annum for the revolving credit facility existing from January 2003 to December 2004, a margin of 0.50% per annum for the revolving credit facility existing from December 2004 to December 2005; or

•	the adjusted Eurodollar rate (as defined below) plus a margin, as defined in the senior credit facility based on our leverage ratio, ranging from 2.00% to 3.25% per annum for the revolving credit facility existing from January 2003 to December 2004, a margin of 1.50% per annum for the revolving credit facility existing from December 2004 to December 2005.
      Swing line borrowings bear interest at the base rate (as defined below), plus the same margin applicable to the revolving credit facility (as detailed above).
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
      The revolving credit facility has a commitment fee equal to 0.50% per annum on the unused portion of the commitment fee or 0.375% per annum when the unused commitment is less than or equal to 50.0%.
      Maturity and Principal Payments. The revolving credit facility matures on May 16, 2010. The senior term notes mature on May 16, 2011. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. The remaining principal payments on the senior term notes are paid quarterly with the annual aggregate scheduled maturities as follows (in thousands):

	2006	2007	2008	2009	2010	2011

Senior term notes	$4,399	$4,399	$4,399	$4,399	$4,399	$414,618
      Pursuant to the terms of the senior credit facility, mandatory prepayments are due on the senior term notes equal to 75% of any excess cash flow at the end of each fiscal year. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments. At December 31, 2005, we determined that our excess cash flow did not exceed the defined amount. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty.
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
      Debt Covenants. The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2005, we had a fixed charge coverage ratio of 1.63 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 2.48 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.875% Senior Subordinated Notes
      At January 1, 2003, we had $170.0 million in principal amount of 9.875% senior subordinated notes due 2009 with Chase Manhattan Bank and Trust Company, N.A., as trustee.
      In May 2005, we redeemed $170.0 million, the entire principal amount, of our 9.875% senior subordinated notes. In connection with prepaying our 9.875% senior subordinated notes, we paid financing costs and a tender fee of $505,000 and $13.8 million, respectively, and recognized debt retirement costs of $17.3 million.
      Interest Rate. Interest was payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2002. Interest was computed on the basis of a 360-day year comprised of twelve 30-day months at the rate of 9.875% per annum.
      Guarantee. The 9.875% senior subordinated notes were general, unsecured obligations owed by us. They were subordinated in right of payment to all existing and future debt incurred under the senior credit facility. They were unconditionally guaranteed on a senior subordinated basis by us and our wholly-owned subsidiaries.

15.5% Senior Notes
      At January 1, 2003, we had $38.1 million in principal amount of 15.5% senior notes due 2010 pursuant to an indenture dated September 20, 2000 with Chase Manhattan Bank and Trust Company, N.A., as trustee.
      In February 2003, we sold 3.8 million shares of our common stock at an issue price of $15.25 per common share. Approximately $42.7 million of the $54.3 million in net proceeds received were used to redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount, plus accrued and unpaid interest. In connection with this transaction, we paid financing costs of $382,000 and recognized debt retirement costs of $7.4 million.
      Interest Rate and Discounts. Interest on the 15.5% senior notes was payable semi-annually in arrears at the rate of 15.5% per annum; provided that on any semi-annual interest payment date prior to September 20, 2005, the Company had the option to pay all or any portion of the interest payable on said date by issuing additional 15.5% senior notes in a principal amount equal to the interest. The Company issued an aggregate of $25.9 million in principal amount of additional 15.5% senior notes to pay interest since the issue date.
      The 15.5% senior notes had an effective interest rate of 17.5% during the year ended December 31, 2003.
      Guarantee. The 15.5% senior notes were general, unsecured and unsubordinated obligations that were not guaranteed by our operating company and its wholly-owned subsidiaries, nor was our operating company and its wholly-owned subsidiaries an obligor of these notes.

Fair Value of Our Debt
      The following disclosure of the estimated fair value of our debt is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. We used available market information and appropriate valuation methodologies to determine the estimated fair value amounts. Considerable judgment is required to develop the estimates of fair value, and the estimates

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The following table is as of December 31, 2005 and 2004 (in thousands):

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed-rate long-term debt	$3,274	$3,274	$173,158	$182,345
Variable-rate long-term debt	$436,613	$436,613	$223,313	$223,315
      The estimated fair value of our fixed-rate long-term debt at December 31, 2004 was based on market value or LIBOR plus an estimated spread at December 31, 2004 for similar securities with similar remaining maturities. We believe the carrying value of our fixed-rate long-term debt at December 31, 2005 is a reasonable estimate of fair value. We also believe the carrying value of our variable-rate long-term debt at December 31, 2005 and 2004 is a reasonable estimate of fair value due to the fact we refinanced our variable-rate long-term debt in 2005 and 2004.

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
      We have entered into swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

Swap Agreements

Fixed interest rate	2.22%	1.72%	1.51%	4.07%	3.98%	3.94%
Notional amount	$40.0 million	$20.0 million	$20.0 million	$50.0 million	$50.0 million	$50.0 million
Effective date	11/29/2002	5/30/2003	5/30/2003	5/26/2005	6/2/2005	6/30/2005
Expiration date	11/29/2004	5/31/2005	5/31/2005	5/26/2008	5/31/2008	6/30/2007
Counterparties	Wells Fargo	Wells Fargo	Goldman Sachs	Goldman Sachs	Wells Fargo	Wells Fargo
Qualifies for hedge
accounting(1)	No	No	Yes	Yes	Yes	Yes

(1)	The swap agreements with a fixed interest rate of 2.22% and 1.72% were no longer considered effective as of May 2003 and March 2004, respectively. These swap agreements were initially considered to be cash flow hedging instruments; however, we later determined that they were no longer effective tools for mitigating interest rate risk within an acceptable degree of variance because the current interest rate environment was materially different than our projections at the inception of the contracts. As a result of this determination, these swap agreements no longer qualified for hedge accounting.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our cash payments and unrealized gains recognized as a result of our interest rate hedging agreements (in thousands):

	2005	2004	2003

Cash paid(1)	$72	$398	$515
Recognized gain(2)	$122	$338	$118

(1)	These payments are included in interest expense in our consolidated income statements.

(2)	These recognized gains are included in other income in our consolidated income statements.
      The valuations of our swap agreements were determined by the counterparties based on fair market valuations for similar agreements. The fair market value of our swap agreements resulted in assets of $2.2 million and $178,000 at December 31, 2005 and 2004, respectively. These amounts are included in prepaid expenses and other in our accompanying consolidated balance sheets.

6.	Redeemable Preferred Stocks
      Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 11,000,000 shares of preferred stock with a par value of $0.001 per share. At December 31, 2005 and 2004, we had no preferred stock outstanding.

7.	Common Stock
      Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 175,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2005 and 2004, we had 82,758,934 and 82,191,382, respectively, common shares outstanding.

Public Offering
      In February 2003, we completed an offering of 7,600,000 primary shares of our common stock in exchange for net proceeds of approximately $54.3 million. Approximately $42.7 million of the net proceeds were used to redeem the entire principal amount of our 15.5% senior notes at a redemption price of 110% of the principal amount, plus accrued and unpaid interest.

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
      All of the outstanding stock options at December 31, 2005 issued under our 1996 Stock Incentive Plan, or the 1996 Plan, have an exercise price of $0.50, vest over periods that range from two to four years and expire in 2010, 10 years from the date of grant. The 1996 Plan was amended in 2001, which provided

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that no additional incentive or nonqualified stock options may be granted. At December 31, 2005, options to purchase 315,444 shares of common stock were outstanding under the 1996 Plan.
      In August 2001, our Board of Directors approved the 2001 Stock Incentive Plan, or the 2001 Plan, that provides for the granting of incentive or nonqualified stock options to directors, officers, employees or consultants of our company. Options granted under the 2001 Plan vest over periods that range from immediate to four years, with the majority vesting over periods from three to four years, and the majority expiring seven or ten years from the date of grant. Those options that vest immediately were issued in 2005 and are discussed in the paragraph below. In 2004, the 2001 Plan was amended to increase the number of shares reserved and authorized for issuance to 7,000,000. At December 31, 2005, options to purchase 5,774,287 shares of our common stock were outstanding under the 2001 Plan.
      In 2005, we issued 1,565,000 options under the 2001 Plan, including 1,365,000 options that vested immediately on the date of grant that include restrictions on the sale of the shares underlying the options.
      The table below summarizes the transactions in our stock option plans (in thousands, except per share amounts):

		Option	Weighted Avg.
		Exercise Price	Exercise Price
	Shares	Per Share	Per Share

Options outstanding at December 31, 2002	3,904	$0.50-$7.00	$4.99
Granted	120	$7.48-$7.97	$7.89
Exercised	(300)	$0.50	$0.50
Canceled	(38)	$0.50-$7.00	$5.58

Options outstanding at December 31, 2003	3,686	$0.50-$7.97	$5.44
Granted	2,232	$15.33-$19.40	$17.55
Exercised	(762)	$0.50-$7.00	$3.83
Canceled	(50)	$0.50-$7.00	$6.13

Options outstanding at December 31, 2004	5,106	$0.50-$19.40	$10.96
Granted	1,565	$19.40-$23.68	$23.14
Exercised	(568)	$0.50-$19.25	$5.66
Canceled	(13)	$7.00-$16.11	$13.88

Options outstanding at December 31, 2005	6,090	$0.50-$23.68	$14.58

      The following table summarizes information about the options outstanding at December 31, 2005 (in thousands, except per share amounts):

Options Outstanding				Options Exercisable

		Weighted Avg.
		Remaining			Weighted Avg.
	Number	Contractual	Weighted Avg.	Number	Exercise
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Price

$0.50	315	4.7	$0.50	315	$0.50
$6.26-$7.97	2,038	6.9	$7.01	1,626	$6.99
$15.33-$23.68	3,737	5.7	$19.90	2,684	$21.29

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies
      a. Leases
      We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.
      The future minimum lease payments on operating leases at December 31, 2005, including renewal option periods, are as follows (in thousands):

2006	$28,617
2007	28,539
2008	28,115
2009	27,418
2010	26,867
Thereafter	372,710

Total	$512,266

      Rent expense totaled $27.5 million, $21.1 million, and $16.4 million in 2005, 2004, and 2003, respectively. Rental income totaled $546,000, $428,000, and $367,000 in 2005, 2004, and 2003, respectively.

b.	Purchase Commitments
      Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $51.8 million of products and services through 2011.

c.	Earn-out Payments
      We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to make cash payments of $2.2 million in 2006.

d.	Holdbacks
      In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2005 and 2004, were $1.8 million and $1.1 million, respectively, and are included in other accrued liabilities.

e.	Officers’ Compensation
      Each of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer has entered into employment agreements with our company. The agreements also provide for annual bonuses based on annual performance goals to be set by our compensation committee of the Board of Directors.
      As of any given date, unless any of those agreements are sooner terminated pursuant to their respective provisions, the Chief Executive Officer has five years remaining under the term of his

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Our Senior Vice President of Development’s employment agreement expired September 2004 and his employment with us continues at-will. Pursuant to a letter agreement between our Senior Vice President and our company, in the event our Senior Vice President’s employment is terminated for any reason other than cause, that officer is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites. Our Senior Vice President’s cash bonus is within the discretion of our Compensation Committee.
f.     Other Contingencies
      We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10.	Write-Down and Loss on Sale of Assets
      The following table summarizes our activities related to the write-down and loss on sale of assets (in thousands):

	2005	2004	2003

Carrying value of assets sold and written off	$2,143	$436	$1,208
Cash received	(1,702)	(377)	(547)
Other consideration received	—	—	(71)

Write-down and loss on sale of assets	$441	$59	$590

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      The provision for income taxes is comprised of the following (in thousands):

	2005	2004	2003

Federal:
Current	$29,197	$29,021	$17,036
Deferred	7,539	6,416	7,528

	36,736	35,437	24,564

State:
Current	5,941	6,739	4,485
Deferred	1,436	875	1,328

	7,377	7,614	5,813

	$44,113	$43,051	$30,377

      The net deferred income tax assets (liabilities) at December 31, 2005 and 2004 is comprised of (in thousands):

	2005	2004

Current deferred income tax assets:
Accounts receivable	$3,045	$3,012
State taxes	1,709	1,442
Other liabilities and reserves	5,211	4,956
Start-up costs	65	66
Other assets	120	478
Inventory	822	1,518

Total current deferred income tax assets, net	$10,972	$11,472

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$12,910	$2,217
Write-down of assets	1,226	1,256
Start-up costs	336	344
Other assets	6,293	4,616
Intangible assets	(43,451)	(35,802)
Property and equipment	(1,105)	(1,921)
Unrealized loss on investments	1,967	2,043
Valuation allowance	(8,979)	(4,267)

Total non-current deferred income tax liabilities, net	$(30,803)	$(31,514)

      Under the Tax Reform Act of 1986, the utilization of Federal net operating loss, or NOL, carryforwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment related expenditures where the realization of this benefit is uncertain at this time.
      At December 31, 2005, we had Federal NOL carryforwards of approximately $35.3 million, comprised mainly of NOL carryforwards acquired in the past. We expect to utilize substantially all of these loss carryforwards. These NOLs expire at various dates through 2025.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	2005	2004	2003

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Effect of amortization of intangibles	—	0.1	0.3
State taxes, net of Federal benefit	4.3	5.2	5.7
Effect of change in state tax rate and other	(0.1)	0.2	—
Additional federal taxes	—	—	1.6
Litigation charges	—	(0.4)	—
Valuation allowance	—	—	(1.6)
Miscellaneous	0.2	0.3	0.2

	39.4%	40.4%	41.2%

12.	401(k) Plan
      In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.6 million, $1.3 million, and $683,000 in 2005, 2004 and 2003, respectively.

13.	Lines of Business
      As of December 31, 2005, we had four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography equipment, related computer hardware, software and ancillary services to the veterinary market. The Corporate segment provides selling, general and administrative support services for the other segments. We acquired our Medical Technology segment on October 1, 2004 and therefore do not have operating results for periods prior to that date.
      The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2., Summary of Significant Accounting Policies. We evaluate the performance of our segments based on gross profit. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

2005
External revenue	$203,595	$607,565	$28,506	$—	$—	$839,666
Intersegment revenue	18,469	—	1,824	—	(20,293)	—

Total revenue	222,064	607,565	30,330	—	(20,293)	839,666
Direct costs	123,138	489,326	20,897	—	(19,562)	613,799

Gross profit	98,926	118,239	9,433	—	(731)	225,867
Selling, general and administrative expense	13,993	16,224	9,033	26,935	—	66,185
Write-down and loss on sale of assets	5	434	—	2	—	441

Operating income (loss)	$84,928	$101,581	$400	$(26,937)	$(731)	$159,241

Depreciation and amortization	$3,954	$12,457	$1,312	$1,676	$(64)	$19,335
Capital expenditures	$8,409	$16,528	$696	$4,404	$(828)	$29,209
Total assets at December 31, 2005	$146,902	$614,492	$47,114	$90,977	$(2,412)	$897,073
2004
External revenue	$186,976	$481,023	$6,090	$—	$—	$674,089
Intersegment revenue	13,465	—	—	—	(13,465)	—

Total revenue	200,441	481,023	6,090	—	(13,465)	674,089
Direct costs	112,661	387,477	3,885	—	(13,465)	490,558

Gross profit	87,780	93,546	2,205	—	—	183,531
Selling, general and administrative expense	12,660	12,761	1,842	20,994	—	48,257
Loss on sale of assets	1	58	—	—	—	59

Operating income (loss)	$75,119	$80,727	$363	$(20,994)	$—	$135,215

Depreciation and amortization	$3,482	$10,502	$289	$1,542	$—	$15,815
Capital expenditures	$7,392	$14,561	$195	$1,806	$—	$23,954
Total assets at December 31, 2004	$136,810	$503,485	$35,198	$67,817	$(1,210)	$742,100
2003
External revenue	$168,625	$376,040	$—	$—	$—	$544,665
Intersegment revenue	10,187	—	—	—	(10,187)	—

Total revenue	178,812	376,040	—	—	(10,187)	544,665
Direct costs	103,026	302,014	—	—	(10,187)	394,853

Gross profit	75,786	74,026	—	—	—	149,812
Selling, general and administrative expense	11,431	10,329	—	16,942	—	38,702
Write-down and loss on sale of assets	151	319	—	120	—	590

Operating income (loss)	$64,204	$63,378	$—	$(17,062)	$—	$110,520

Depreciation and amortization	$3,141	$9,633	$1,512	$—	$—	$14,286
Capital expenditures	$3,406	$10,349	$—	$1,678	$—	$15,433
Total assets at December 31, 2003	$131,551	$374,948	$—	$49,064	$(760)	$554,803

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Events
      From January 1, 2006 through March 9, 2006, we acquired eight animal hospitals for an aggregate consideration of $15.8 million, consisting of $14.8 million in cash and the assumption of liabilities of $970,000.
      We are in negotiations to acquire additional hospitals in 2006.
      On January 31, 2006, we voluntarily prepaid $20.0 million of our senior term notes.
      Effective February 17, 2006, we amended our senior credit facility to increase the amount of funds we may use annually for capital expenditures from $40.0 million to $65.0 million and for acquisitions from $50.0 million to $75.0 million.

VCA ANTECH, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
VCA ANTECH, INC. (Parent Company)
CONDENSED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands)

	2005	2004

Current assets:
Cash and cash equivalents	$—	$—

Total current assets	—	—
Other assets:
Notes receivable, net	3	30
Investment in subsidiaries	335,817	266,827

Total assets	$335,820	$266,857

Current liabilities:
Intercompany payable	$27,069	$34,098
Stockholders’ equity:
Common stock	83	82
Additional paid-in capital	258,402	251,412
Accumulated earnings (deficit)	49,057	(18,759)
Accumulated other comprehensive income	1,209	34
Notes receivable from stockholders	—	(10)

Total stockholders’ equity	308,751	232,759

Total liabilities and stockholders’ equity	$335,820	$266,857

VCA ANTECH, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
VCA ANTECH, INC. (Parent Company)
CONDENSED STATEMENTS OF INCOME
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Write-down and loss on sale of assets	—	—	—

Operating income	—	—	—
Interest (income) expense, net	(1)	(3)	523
Debt retirement costs	—	—	7,417
Other income	—	—	—
Equity interest in income of subsidiaries	67,815	63,570	48,108

Income before minority interest and provision for income taxes	67,816	63,573	40,168
Minority interest in income of subsidiaries	—	—	—

Income before provision for income taxes	67,816	63,573	40,168
Provision for income taxes	—	1	(3,255)

Net income	$67,816	$63,572	$43,423

VCA ANTECH, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
VCA ANTECH, INC. (Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$67,816	$63,572	$43,423
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(67,815)	(63,570)	(48,108)
Amortization of debt costs	—	—	14
Debt retirement costs	—	—	7,417
Increase in inventory, prepaid expenses and other assets	—	—	109
Increase in intercompany receivable	(3,223)	(2,921)	(15,132)

Net cash used in operating activities	(3,222)	(2,919)	(12,277)

Cash flows provided by (used in) investing activities:
Other	10	6	(6)

Net cash provided by (used in) investing activities	10	6	(6)

Cash flows provided by financing activities:
Repayment of long-term obligations, including redemption fees	—	—	(41,808)
Payment of financing costs	—	—	(382)
Proceeds from issuance of common stock under stock option plans	3,212	2,913	150
Proceeds from issuance of common stock	—	—	54,323

Net cash provided by financing activities	3,212	2,913	12,283

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

VCA ANTECH, INC. AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
VCA ANTECH, INC. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	Guarantees
      The borrowings under the senior credit facility are guaranteed by VCA Antech, Inc., or VCA, and its wholly-owned subsidiaries. Vicar Operating, Inc., or Vicar, a wholly-owned subsidiary of VCA, may borrow up to $75.0 million under a revolving line of credit under the senior credit facility. VCA’s guarantee under the senior credit facility is secured by the assets of its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interest of its wholly-owned subsidiaries.
      Our senior subordinated notes were general unsecured obligations owed by Vicar. These notes were unconditionally guaranteed on a senior subordinated basis by VCA and its wholly-owned subsidiaries.
      See Note 5., Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.

Note 2.	Dividends from Subsidiaries
      For the years ended December 31, 2005, 2004 and 2003, VCA did not receive any cash dividends from its consolidated subsidiaries accounted for by the equity method.

VCA ANTECH, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End
	Period	Expenses	Write-offs	Other(1)	of Period

Year ended December 31, 2005 Allowance for uncollectible accounts(2)	$7,755	$4,766	$(3,842)	$830	$9,509
Year ended December 31, 2004 Allowance for uncollectible accounts(2)	$6,744	$3,411	$(3,056)	$656	$7,755
Year ended December 31, 2003 Allowance for uncollectible accounts(2)	$6,470	$2,897	$(2,897)	$274	$6,744

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
      During our most recent fiscal quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding our directors and executive officers will appear in the proxy statement for the 2006 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation will appear in the proxy statement for the 2006 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2006 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information regarding certain relationships and related transactions will appear in the proxy statement for the 2006 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information regarding principal accountant fees and services will appear in the proxy statement for the 2006 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	FINANCIAL STATEMENTS — See Item 8 of this annual report on Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — See Item 8 of this annual report on Form 10-K.

(2)	SCHEDULE I — CONDENSED FINANCIAL INFORMATION — See Item 8 of this annual report on Form 10-K.

(3)	SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS — See Item 8 of this annual report on Form 10-K.

(4)	EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3		Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4		Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q filed August 6, 2004.
4.1		Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1		Amended and Restated Credit and Guaranty Agreement, dated as of June 1, 2004, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2004.
10.2		Second Amended and Restated Credit and Guaranty Agreement, dated as of December 1, 2004, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed December 1, 2004.
10.3		Credit & Guaranty Agreement, dated as of May 16, 2005, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 18, 2005.
10.4		First Amendment to the Credit and Guaranty Agreement, dated as of February 17, 2006, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 22, 2006.
10.5		Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.6		Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.7		Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.
10	.8*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.9*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

Number		Exhibit Description

10	.10*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.11*	Letter Agreement, dated as of March 3, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed March 27, 2003.
10	.12*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.13*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.14*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.15*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed March 13, 2006.
10	.16*	Summary of Executive Officer Compensation. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 13, 2005.
10	.17*	Summary of Cash Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed October 13, 2005.
10.18		Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.19		2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.20		Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.21		Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor).
10.22		Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1		Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in signature page).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2006.

VCA Antech, Inc.

By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer, Principal Financial Officer,
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

Signature	Title	Date

/s/ Robert L. Antin Robert L. Antin	Chairman of the Board, President and Chief Executive Officer	March 9, 2006

/s/ Tomas W. Fuller Tomas W. Fuller	Chief Financial Officer, Principal Financial Officer, Vice President and Secretary	March 9, 2006

/s/ Dawn R. Olsen Dawn R. Olsen	Principal Accounting Officer, Vice President and Controller	March 9, 2006

/s/ John M. Baumer John M. Baumer	Director	March 9, 2006

/s/ John Heil John Heil	Director	March 9, 2006

Signature	Title	Date

/s/ Frank Reddick Frank Reddick	Director	March 9, 2006

/s/ John B. Chickering, Jr. John B. Chickering, Jr.	Director	March 9, 2006

*By: Attorney-in-Fact	Director