Form 10-Q
period 2006-03-31
VCA ANTECH INC
filed 2006-05-09
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value 83,083,505 shares as of May 5, 2006.

VCA ANTECH, INC.
FORM 10-Q
MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$32,180	$58,488
Trade accounts receivable, less allowance for uncollectible accounts of $10,173 and $9,409 at March 31, 2006 and December 31, 2005, respectively	36,773	36,104
Inventory	17,309	17,856
Prepaid expenses and other	10,507	9,867
Deferred income taxes	12,168	10,972
Prepaid income taxes	2,314	12,337

Total current assets	111,251	145,624
Property and equipment, less accumulated depreciation and amortization of $97,680 and $93,305 at March 31, 2006 and December 31, 2005, respectively	150,600	143,781
Other assets:
Goodwill	603,191	586,444
Other intangible assets, net	10,674	10,735
Deferred financing costs, net	1,208	1,340
Other	9,994	9,149

Total assets	$886,918	$897,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$5,667	$5,884
Accounts payable	19,561	20,718
Accrued payroll and related liabilities	21,771	25,201
Accrued interest	207	306
Other accrued liabilities	29,976	28,860

Total current liabilities	77,182	80,969
Long-term obligations, less current portion	409,046	446,828
Deferred income taxes	35,129	30,803
Other liabilities	13,476	19,775
Minority interest	9,923	9,947
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,942 and 82,759 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	83	83
Additional paid-in capital	261,674	258,402
Retained earnings	78,716	49,057
Accumulated other comprehensive income	1,689	1,209

Total stockholders’ equity	342,162	308,751

Total liabilities and stockholders’ equity	$886,918	$897,073

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$234,180	$186,863
Direct costs	170,659	136,336

Gross profit	63,521	50,527
Selling, general and administrative expense	18,885	14,132
Gain on sale of assets	(118)	(10)

Operating income	44,754	36,405
Interest expense, net	6,312	6,667
Other (income) expense	(66)	64
Minority interest in income of subsidiaries	774	685

Income before provision for income taxes	37,734	28,989
Provision for income taxes	8,075	11,743

Net income	$29,659	$17,246

Basic earnings per common share	$0.36	$0.21

Diluted earnings per common share	$0.35	$0.21

Shares used for computing basic earnings per share	82,813	82,220

Shares used for computing diluted earnings per share	84,583	83,511

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$29,659	$17,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,422	4,342
Amortization of debt costs	132	209
Provision for uncollectible accounts	1,562	1,033
Gain on sale of assets	(118)	(10)
Share-based compensation	776	—
Minority interest in income of subsidiaries	774	685
Distributions to minority interest partners	(798)	(656)
Deferred income taxes	2,917	1,004
Excess tax benefit from exercise of stock options	(1,277)	—
Other	(235)	(248)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,132)	(3,771)
Increase in inventory, prepaid expenses and other assets	(222)	(2,429)
Increase (decrease) in accounts payable and other accrued liabilities	(6,479)	2,059
Increase (decrease) in accrued payroll and related liabilities	(3,430)	1,892
Increase (decrease) in accrued interest	(99)	4,191
Decrease in prepaid income taxes	11,300	9,821

Net cash provided by operating activities	37,752	35,368

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(15,863)	(14,322)
Real estate acquired in connection with business acquisitions	(1,779)	(221)
Property and equipment additions	(7,860)	(7,209)
Proceeds from sale of assets	286	92
Other	76	77

Net cash used in investing activities	(25,140)	(21,583)

Cash flows used in financing activities:
Repayment of long-term obligations	(41,416)	(3,414)
Proceeds from issuance of common stock under stock option plans	1,219	191
Excess tax benefit from exercise of stock options	1,277	—

Net cash used in financing activities	(38,920)	(3,223)

Increase (decrease) in cash and cash equivalents	(26,308)	10,562
Cash and cash equivalents at beginning of period	58,488	30,964

Cash and cash equivalents at end of period	$32,180	$41,526

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. General
          The accompanying unaudited condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and footnotes thereto included in our 2005 annual report on Form 10-K.
2. Acquisitions
          During the three months ended March 31, 2006, we acquired eight animal hospitals, one of which was merged into an existing animal hospital operated by us. The following table summarizes the aggregate consideration, including acquisition costs, paid by us for those animal hospitals acquired during the three months ended March 31, 2006 and the allocation of the purchase price (in thousands):

Consideration:
Cash	$14,934
Notes payable and other liabilities assumed	4,244

Total	$19,178

Purchase Price Allocation:
Goodwill (1)	$16,234
Identifiable intangible assets	800
Tangible assets	2,144

Total	$19,178

(1)	We expect that $12.4 million of the goodwill recorded for these acquisitions as of March 31, 2006 will be fully deductible for income tax purposes.
     Other Acquisition Payments
          We paid $930,000 to sellers for the unused portion of holdbacks during the three months ended March 31, 2006.

3. Goodwill and Other Intangible Assets
          Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2006 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Equipment	Total
Balance as of December 31, 2005	$94,246	$473,038	$19,160	$586,444
Goodwill acquired	—	16,234	—	16,234
Other (1)	—	534	—	534
Goodwill related to sale of animal hospital	—	(21)	—	(21)

Balance as of March 31, 2006	$94,246	$489,785	$19,160	$603,191

(1)	Comprised of purchase price adjustments.
          In addition to goodwill, we have amortizable intangible assets at March 31, 2006 and December 31, 2005 as follows (in thousands):

	As of March 31, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$11,573	$(5,164)	$6,409	$11,145	$(4,970)	$6,175
Non-contractual customer relationships	3,368	(982)	2,386	3,235	(701)	2,534
Technology	1,270	(377)	893	1,270	(314)	956
Trademarks	569	(85)	484	569	(70)	499
Contracts	397	(155)	242	397	(129)	268
Client lists	465	(205)	260	461	(158)	303

Total	$17,642	$(6,968)	$10,674	$17,077	$(6,342)	$10,735

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Aggregate amortization expense	$860	$804

          The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of March 31, 2006 is as follows (in thousands):

Remainder of 2006	$2,449
2007	2,972
2008	2,341
2009	1,298
2010	563
Thereafter	1,051

Total	$10,674

4. Share-Based Compensation Plans
     Stock Incentive Plans
          We have two existing stock incentive plans, the Amended and Restated 1996 Plan and the 2001 Stock Incentive Plan, or the Existing Plans. As of March 31, 2006, there were 5,896,724 shares subject to outstanding options granted under the Existing Plans, or Prior Outstanding Options, and there were an additional 383,000 shares that were available for grant under the Existing Plans but which were not the subject of outstanding options or other awards, or Available Shares. On March 7, 2006, our Board of Directors adopted our 2006 Equity Incentive Plan and amended and restated the Existing Plans to provide that if the 2006 Equity Incentive Plan is approved by our shareholders, no additional awards may be granted under the Existing Plans. No awards may be granted under the 2006 Equity Incentive Plan unless it is approved by our shareholders. The maximum aggregate number of shares of common stock that may be issued under the 2006 Equity Incentive Plan to our employees, directors and consultants and those of our affiliates is (a) 6,000,000 newly authorized shares of common stock; plus (b) the 383,000 Available Shares under the Existing Plans; and (c) any shares of common stock underlying Prior Outstanding Options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full.
          Options granted under the Existing Plans vest over periods that range from immediate to four years, with the majority vesting over periods from three to four years, and the majority expiring seven or ten years from the date of grant. Those options that vested immediately were issued in 2005 and include restrictions on the sale of the shares underlying the options.
     Adoption of SFAS No. 123R
          Prior to January 1, 2006, we accounted for our share-based payments under the intrinsic value method as prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.
          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R requires us to measure the cost of share-based payments to employees, including stock options, based on the grant date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123R using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.

          In accordance with SFAS No. 123R, we recognized share-based employee compensation of $776,000 and a related tax benefit of $285,000 during the three months ended March 31, 2006. The effect of adopting SFAS No. 123R on our condensed, consolidated financial statements for the three months ended March 31, 2006 is as follows (in thousands, except per share amounts):

Three Months
Ended
March 31, 2006
Share-based employee compensation:
Laboratory direct cost	$160
Laboratory selling, general and administrative expense	128
Animal hospital selling, general and administrative expense	215
Corporate selling, general and administrative expense	273

776
Tax benefit	(285)

Net decrease in net income	$491

Effect on:
Basic earnings per common share	$(0.01)

Diluted earnings per common share	$(0.01)

Effect on:
Cash flows from operating activities	$(1,277)

Cash flows from financing activities	$1,277

          No share-based employee compensation was recognized during the three months ended March 31, 2005, however, the following table presents net income and earnings per common share as if we had recognized share-based employee compensation (in thousands, except per share amounts):

Three Months
Ended
March 31, 2005
Net income, as reported	$17,246
Deduct: Total share-based employee compensation determined under fair-value based method for all awards, net of tax	(2,303)

Pro forma net income	$14,943

Earnings per common share:
Basic — as reported	$0.21
Basic — Pro forma	$0.18

Diluted — as reported	$0.21
Diluted — Pro forma	$0.18
          Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as cash provided by operating activities on our condensed, consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits in excess of the compensation expense recorded for those options to be classified as cash provided by financing activities. As such, the $1.3 million excess tax benefit classified as a financing activity on our condensed, consolidated statement of cash flows for the three months ended March 31, 2006 would have been recognized as an operating activity if we had not adopted SFAS No. 123R.

     Calculation of Fair Value
          The fair value of our options is estimated on the date of grant using the Black-Scholes option-pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the fair value of those options granted during the three months ended March 31, 2005:

Risk-free interest rate (1)	4.1%
Dividend yield	0.0%
Expected volatility (2)	39.5%
Weighted-average fair value	$7.98
Expected term (3)	5 years

(1)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

(2)	We estimate the volatility of our common stock on the date of grant based on historical volatility.

(3)	The expected term represents the period of time that we expect the options to be outstanding. We estimated the expected term based on the history of grants and exercises.
          No options were granted during the three months ended March 31, 2006.
          We use historical data to estimate pre-vesting option forfeitures. We recognize share-based employee compensation only for those awards that we expect to vest.
     Stock Option Activity
          A summary of our stock option activity for all share-based compensation plans during the three months ended March 31, 2006 is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at January 1, 2006	6,090	$14.58
Granted	—	—
Exercised	(183)	6.67
Canceled	(10)	3.23

Options outstanding at March 31, 2006	5,897	$14.85	5.8	$80,392

Options exercisable at March 31, 2006	4,575	$15.07	5.9	$61,345

          The total intrinsic value of options exercised during the three months ended March 31, 2006 was $4.0 million.
          At March 31, 2006, there was $4.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.0 years.
5. Long-Term Obligations
          During the three months ended March 31, 2006, we prepaid $40.0 million of our senior term notes.

6. Income Taxes
          In prior periods we recognized liabilities for differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities. These amounts were recorded in other liabilities in our condensed, consolidated balance sheets and at December 31, 2005 totaled $6.8 million. During the three months ended March 31, 2006, we determined that these differences were no longer probable due to a favorable outcome of an income tax audit and recognized a tax benefit of $6.8 million.
7. Calculation of Earnings per Common Share
          Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income	$29,659	$17,246

Weighted average common shares outstanding:
Basic	82,813	82,220
Effect of dilutive potential common shares:
Stock options	1,770	1,291

Diluted	84,583	83,511

Basic earnings per common share	$0.36	$0.21

Diluted earnings per common share	$0.35	$0.21

8. Lines of Business
          We have four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, rewards and risks. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography equipment, related computer hardware, software and ancillary services to the veterinary market. The Corporate segment provides selling, general and administrative support services for the other segments.
          The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2005 annual report on Form 10-K. We evaluate the performance of our segments based on gross profit. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

          Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2006
External revenue	$56,126	$170,523	$7,531	$—	$—	$234,180
Intersegment revenue	5,411	—	461	—	(5,872)	—

Total revenue	61,537	170,523	7,992	—	(5,872)	234,180
Direct costs	32,987	137,926	5,490	—	(5,744)	170,659

Gross profit	28,550	32,597	2,502	—	(128)	63,521
Selling, general and administrative expense	4,094	4,823	2,651	7,317	—	18,885
Loss (gain) on sale of assets	10	(128)	—	—	—	(118)

Operating income (loss)	$24,446	$27,902	$(149)	$(7,317)	$(128)	$44,754

Depreciation and amortization	$1,072	$3,528	$401	$452	$(31)	$5,422
Capital expenditures	$770	$6,730	$47	$440	$(127)	$7,860

Three Months Ended March 31, 2005
External revenue	$49,310	$133,354	$4,199	$—	$—	$186,863
Intersegment revenue	4,129	—	285	—	(4,414)	—

Total revenue	53,439	133,354	4,484	—	(4,414)	186,863
Direct costs	29,570	107,619	3,445	—	(4,298)	136,336

Gross profit	23,869	25,735	1,039	—	(116)	50,527
Selling, general and administrative expense	3,365	3,703	1,567	5,497	—	14,132
Gain on sale of assets	—	(10)	—	—	—	(10)

Operating income (loss)	$20,504	$22,042	$(528)	$(5,497)	$(116)	$36,405

Depreciation and amortization	$902	$2,744	$299	$397	$—	$4,342
Capital expenditures	$1,681	$3,881	$120	$1,832	$(305)	$7,209

At March 31, 2006
Total assets	$156,156	$637,706	$44,903	$51,036	$(2,883)	$886,918

At December 31, 2005
Total assets	$146,902	$614,492	$47,114	$90,977	$(2,412)	$897,073

9. Commitments and Contingencies
          We have certain commitments, including operating leases and supply purchase agreements, incidental to the ordinary course of our business. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2005 annual report on Form 10-K. We also have contingencies, which are discussed below.
     a. Earn-out Payments
          We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to make cash payments of $162,500 in 2006.

     b. Officers’ Compensation
          Each of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer has entered into employment agreements with our company. The agreements provide for a base salary and annual bonuses set by our Compensation Committee of the Board of Directors.
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
          In the event any of these officers terminate their employment agreements for cause, we terminate any of their employment agreements without cause or a change of control occurs (in which case such employment agreements terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, a bonus based on past amounts, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.
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
          Our Senior Vice President of Development’s employment agreement expired September 2004 and his employment with us continues at-will. Pursuant to a letter agreement between our Senior Vice President and our company, in the event our Senior Vice President’s employment is terminated for any reason other than cause, that officer is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites. Our Senior Vice President’s base salary and annual bonus is set by our Compensation Committee of the Board of Directors.
     c. Other Contingencies
          We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
10. Reclassifications
          Certain prior year balances have been reclassified to conform to the 2006 financial statement presentation.
11. Subsequent Events
          From April 1, 2006 through May 8, 2006, we acquired four animal hospitals and one laboratory, which was merged into an existing laboratory, for an aggregate consideration of $12.5 million, consisting of $12.1 million in cash and the assumption of liabilities of $375,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
          The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item I of this quarterly report on Form 10-Q. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our annual report on Form 10-K, particularly in “Risk Factors,” Part I, Item 1A of that report.
          The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 8, 2006, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 8, 2006 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
          We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We have four reportable segments:
          Laboratory. We operate the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2006, our laboratory network consisted of 31 laboratories serving all 50 states.
          Animal hospitals. We operate the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2006, our animal hospital network consisted of 373 animal hospitals in 37 states.
          Medical technology. We sell ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services.
          Corporate. We provide selling, general and administrative support for our other segments.
          The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm, ticks and the number of daylight hours.
Executive Overview
          We experienced strong operating results for the first quarter of 2006. Our revenue increased 25.3% compared to the same period in the prior year to $234.2 million and our consolidated gross profit margin increased to 27.1% compared to 27.0% in the first quarter of 2005. Our consolidated operating margin was 19.1% compared to 19.5% in the comparable prior year quarter. As expected, our consolidated margins were impacted by the 27.9% increase in animal hospital revenue, which have lower margins than our laboratory segment. The significant increase in animal hospital revenue is attributed to recent acquisitions, including Pet’s Choice, Inc., or Pet’s Choice, on July 1, 2005 and same-store growth. Our consolidated margins were also impacted by the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, on January 1, 2006, which resulted in a non-cash compensation charge of $776,000.

     Acquisitions and Facilities
          Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with our strategy, we acquired eight independent animal hospitals during the three months ended March 31, 2006.
          Our laboratory network consisted of 31 laboratories at March 31, 2006 and December 31, 2005. The following table summarizes our animal hospital facilities growth and animal hospital closures during the three months ended March 31, 2006:

Animal hospitals:
Facilities at December 31, 2005	367
Acquisitions	8
Acquisitions relocated into hospitals operated by us	(1)
Sold or closed	(1)

Facilities at March 31, 2006	373

Results of Operations
          The following is a summary of the operating results for each of our segments (in thousands):

					Inter-
		Animal	Medical		company
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2006
Revenue	$61,537	$170,523	$7,992	$—	$(5,872)	$234,180
Direct costs	32,987	137,926	5,490	—	(5,744)	170,659

Gross profit	28,550	32,597	2,502	—	(128)	63,521
Selling, general and administrative expense	4,094	4,823	2,651	7,317	—	18,885
Loss (gain) on sale of assets	10	(128)	—	—	—	(118)

Operating income (loss)	$24,446	$27,902	$(149)	$(7,317)	$(128)	$44,754

Depreciation and amortization	$1,072	$3,528	$401	$452	$(31)	$5,422

Three Months Ended March 31, 2005
Revenue	$53,439	$133,354	$4,484	$—	$(4,414)	$186,863
Direct costs	29,570	107,619	3,445	—	(4,298)	136,336

Gross profit	23,869	25,735	1,039	—	(116)	50,527
Selling, general and administrative expense	3,365	3,703	1,567	5,497	—	14,132
Gain on sale of assets	—	(10)	—	—	—	(10)

Operating income (loss)	$20,504	$22,042	$(528)	$(5,497)	$(116)	$36,405

Depreciation and amortization	$902	$2,744	$299	$397	$—	$4,342

          The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Laboratory	26.3%	28.6%
Animal hospital	72.8	71.4
Medical technology	3.4	2.4
Intercompany	(2.5)	(2.4)

Total revenue	100.0	100.0
Direct costs	72.9	73.0

Gross profit	27.1	27.0
Selling, general and administrative expense	8.0	7.5

Operating income	19.1	19.5
Interest expense, net	2.7	3.6
Minority interest in income of subsidiairies	0.3	0.4

Income before provision for income taxes	16.1	15.5
Provision for income taxes	3.4	6.3

Net income	12.7%	9.2%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
		% of		% of
	2006	Total	2005	Total	% Change
Laboratory	$61,537	26.3%	$53,439	28.6%	15.2%
Animal hospital	170,523	72.8%	133,354	71.4%	27.9%
Medical technology	7,992	3.4%	4,484	2.4%	78.2%
Intercompany	(5,872)	(2.5)%	(4,414)	(2.4)%	33.0%

Total revenue	$234,180	100.0%	$186,863	100.0%	25.3%

     Laboratory Revenue
          Laboratory revenue increased $8.1 million for the three months ended March 31, 2006 as compared to the same period in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended March 31,
	2006	2005	% Change
Laboratory Revenue:
Number of requisitions	2,624	2,263	16.0%
Average revenue per requisition (1)	$23.45	$23.61	(0.7)%

Total	$61,537	$53,439	15.2%

(1)	Computed by dividing total internal revenue by the number of requisitions.
          The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases.

This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by us, pharmaceutical companies and other service providers in the industry.
          The change in the average revenue per requisition is attributable to changes in the mix, type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 5% in both February 2006 and February 2005.
     Animal Hospital Revenue
          Animal hospital revenue increased $37.2 million for the three months ended March 31, 2006 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended March 31,
	2006	2005	% Change
Animal Hospital Revenue:
Same-store facilities:
Orders (1)	1,057	1,087	(2.8)%
Average revenue per order (2)	$129.45	$119.63	8.2%

Same-store revenue (1)	$136,939	$129,994	5.3%
Business day adjustment (3)	1,667	—
Net acquired revenue (4)	31,917	3,360

Total	$170,523	$133,354	27.9%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own a full 12 months from the beginning of the applicable quarter and adjusted for the impact resulting from any differences in the number of business days in the periods presented. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders.

(3)	The business day adjustment reflects the impact of one additional business day for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2005 for the above analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods from this date through the end of the applicable period.
          Over the last few years, some pet-related products, including prescription medications, traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Our business strategy continues to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.
          Price increases, which approximated 5% to 6% on services at most hospitals in February 2006 and February 2005, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

     Medical Technology Revenue
          Medical technology revenue was $8.0 million and $4.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in medical technology revenue was attributed to sales of our digital radiography imaging equipment, which was first introduced by our medical technology segment in 2004. Also contributing to the increase in medical technology revenue was that effective July 1, 2005, we began recognizing revenue on sales of our digital radiography imaging equipment, computer hardware and software at the time of customer acceptance if installation is required, or delivery, as discussed under Critical Accounting Policies. Prior to July 1, 2005, we recognized all elements in sales of our digital radiography imaging equipment over the period of the post-contract customer support services, which was generally one year.
          At March 31, 2006, we had deferred revenue of $8.8 million, $7.5 million of which related to sales of our digital radiography imaging equipment.
     Intercompany Revenue
          For the three months ended March 31, 2006 and 2005, $5.4 million and $4.1 million of our laboratory revenue was intercompany revenue that was generated by providing laboratory services to our animal hospitals. For the three months ended March 31, 2006 and 2005, $461,000 and $285,000 of our medical technology revenue was intercompany revenue that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if they were conducted with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
     Gross Profit
          The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	Three Months Ended March 31,
	2006		2005
		Gross		Gross
		Profit		Profit	%
	$	Margin	$	Margin	Change
Laboratory	$28,550	46.4%	$23,869	44.7%	19.6%
Animal hospital	32,597	19.1%	25,735	19.3%	26.7%
Medical technology	2,502	31.3%	1,039	23.2%	140.8%
Intercompany	(128)		(116)

Total gross profit	$63,521	27.1%	$50,527	27.0%	25.7%

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
          The increase in laboratory gross profit margin was primarily attributed to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

     Animal Hospital Gross Profit
          Animal hospital gross profit is calculated as animal hospital revenue less animal hospital direct costs. Animal hospital direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expense, and costs of goods sold associated with the retail sales of pet food and pet supplies.
          Over the last several years we have acquired a significant number of animal hospitals, including 46 in connection with the acquisition of Pet’s Choice on July 1, 2005. Many of these newly acquired animal hospitals had lower gross profit margins at the time of acquisition than those previously operated by us. These lower gross profit margins were offset by improvements in animal hospital revenue, increased operating leverage and the favorable impact of our integration efforts.
     Medical Technology Gross Profit
          Medical technology gross profit is calculated as medical technology revenue less medical technology direct costs. Medical technology direct costs are comprised of all product and service costs, including, but not limited to, all costs of equipment, related products and services, salaries of technicians, support personnel, trainers, consultants and other non-administrative personnel, depreciation and amortization, and supply costs.
          The increase in medical technology gross profit margins was primarily the result of a change in the mix of products and services sold.
          At March 31, 2006, we had deferred revenue and costs of $8.8 million and $3.9 million, respectively. Included in these amounts at March 31, 2006 was $7.5 million of deferred revenue and $3.9 million of deferred costs related to sales of our digital radiography imaging equipment.
     Selling, General and Administrative Expense
          The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2006		2005
		% of		% of	%
	$	Revenue	$	Revenue	Change
Laboratory	$4,094	6.7%	$3,365	6.3%	21.7%
Animal hospital	4,823	2.8%	3,703	2.8%	30.2%
Medical technology	2,651	33.2%	1,567	34.9%	69.2%
Corporate	7,317	3.1%	5,497	2.9%	33.1%

Total SG&A	$18,885	8.1%	$14,132	7.6%	33.6%

     Laboratory SG&A
          Laboratory SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense.
          The increase in laboratory SG&A was primarily attributed to increasing our sales force and marketing efforts, recognizing share-based compensation as a result of adopting SFAS No. 123R on January 1, 2006 and commission payments as a result of an increase in revenue.
     Animal Hospital SG&A
          Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.

          The increase in animal hospital SG&A was primarily attributed to expanding the animal hospital administrative operations to absorb the recent acquisitions, including Pet’s Choice, and recognizing share-based compensation as a result of adopting SFAS No. 123R on January 1, 2006.
     Medical Technology SG&A
          Medical technology SG&A consists primarily of salaries of sales, customer support, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.
          The increase in Medical Technology SG&A was primarily attributed to increasing our sales force and administrative support, and commission payments as a result of an increase in revenue.
     Corporate SG&A
          Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense, occupancy costs and corporate depreciation.
          The increase in Corporate SG&A was primarily attributed to expanding the corporate operations to absorb the recent acquisitions, including Pet’s Choice, and recognizing share-based compensation as a result of adopting SFAS No. 123R on January 1, 2006.
Interest Expense, Net
          The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Interest expense:
Senior term notes	$6,414	$2,420
9.875% senior subordinated notes	—	4,197
Interest rate hedging agreements	(201)	(94)
Capital leases and other	413	209
Amortization of debt costs	132	209

	6,758	6,941
Interest income	446	274

Total interest expense, net of interest income	$6,312	$6,667

          The change in interest expense was primarily attributed to our debt refinancing transactions, which we discuss in the Liquidity and Capital Resources section of our 2005 annual report on Form 10-K, and changes in LIBOR.
Provision for Income Taxes
          Our effective tax rate was 21.4% and 40.5% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the three months ended March 31, 2006 includes a tax benefit in the amount of $6.8 million, or 18.0% of income before provision for income taxes, due to a favorable outcome of an income tax audit that resulted in a change to our estimated tax liabilities. The effective tax rate for the three months ended March 31, 2006 also reflects a lower weighted-average state statutory tax rate when compared to the comparable prior year quarter due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax. We estimate that our effective tax rate for the remaining quarters of 2006 will approximate 39.4%.

Liquidity and Capital Resources
          The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Cash provided by (used in):
Operating activities	$37,752	$35,368
Investing activities	(25,140)	(21,583)
Financing activities	(38,920)	(3,223)

Increase (decrease) in cash and cash equivalents	(26,308)	10,562
Cash and cash equivalents at beginning of year	58,488	30,964

Cash and cash equivalents at end of period	$32,180	$41,526

     Cash Flows from Operating Activities
          Net cash provided by operating activities increased $2.4 million in the three months ended March 31, 2006 as compared to the same period in the prior year primarily due to improved operating performance and acquisitions. These factors contributing to an increase in operating cash flows were partially offset by an increase in interest paid of $4.2 million and a use of working capital.
          On a prospective basis, we anticipate cash flow from operating activities to continue growing in line with increases in operating income resulting from improved operating performance and acquisitions. However, we also anticipate that operating cash flow may be negatively impacted by an increase in cash paid for interest as a result of possible future increases in interest rates. Significant increases in interest rates may materially impact our operating cash flows because of the variable-rate nature of our senior term notes.
     Cash Flows used in Investing Activities
          Net cash used in investing activities primarily consisted of cash used for the acquisition of animal hospitals and expenditures for property and equipment.
          Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, we acquired Pet’s Choice, which operated 46 animal hospitals, on July 1, 2005. In addition, we acquired Sound Technologies, Inc., a supplier of ultrasound and digital imaging radiography equipment and related computer hardware, software and services to the veterinary industry, on October 1, 2004, and we acquired National PetCare Centers, Inc., which operated 67 animal hospitals, on June 1, 2004. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. For the remainder of 2006, we also intend to spend approximately $32.0 to $37.0 million for property and equipment.
     Cash Flows from Financing Activities
          Net cash used in financing activities primarily consisted of cash used to repay our long-term obligations, including $40.0 million to prepay a portion of our senior term notes during the three months ended March 31, 2006.

Future Cash Requirements
          The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2006 (1)	2007	2008	2009	2010	Thereafter
Long-term debt	$398,721	$3,563	$5,580	$4,384	$4,082	$4,083	$377,029
Capital lease obligations	15,992	766	1,040	1,070	1,144	1,283	10,689
Operating leases	512,723	22,623	29,409	29,060	28,422	28,017	375,192
Fixed cash interest expense	7,635	1,069	1,257	1,329	1,069	767	2,144
Variable cash interest expense(2)	150,917	21,207	28,939	29,030	29,688	30,327	11,726
Swap agreements (2)	(5,067)	(1,879)	(2,365)	(823)	—	—	—
Purchase obligations	51,581	10,859	7,651	8,383	8,942	9,744	6,002
Other long-term liabilities (3)	42,418	—	65	65	65	—	42,223
Earn-out payments (4)	163	163	—	—	—	—	—

	$1,175,083	$58,371	$71,576	$72,498	$73,412	$74,221	$825,005

(1)	Consists of the period from April 1, 2006 through December 31, 2006.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the fixed rate portion) will be 7.2%, 7.4%, 7.5%, 7.8%, 8.0% and 8.3% for years 2006 through thereafter, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2005 annual report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $35.1 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
          We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.
     Debt Related Covenants
          Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. In particular, the covenants limit our acquisition spending, without a waiver, to $75.0 million per year plus up to $20.0 million of any unused amount from the previous year. As of March 31, 2006, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
          The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At March 31, 2006, we had a fixed charge coverage ratio of 1.78 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
          The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement. At March 31, 2006, we had a leverage ratio of 2.15 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

     Interest Rate Hedging Agreements
          We have swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London interbank offer rates, or LIBOR, and the same set notional principal amounts. We entered into these swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the swap agreements, and the fixed rate conversion period is equal to the terms of the contract. The impact of these swap agreements has been factored into our future contractual cash requirements table above. A summary of the swap agreements existing at March 31, 2006 is as follows:

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
     Description of Indebtedness
     Senior Credit Facility
          At March 31, 2006, we had $395.6 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
          We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
          The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
     Other Debt
          At March 31, 2006, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $19.1 million.
Critical Accounting Policies
          We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of our management. For a summary of all our accounting policies, including the accounting policies discussed below, see our consolidated financial statements included in our 2005 annual report on Form 10-K.
     Revenue
     Laboratory and Animal Hospital Revenue
     We recognize laboratory and animal hospital revenue only after the following criteria are met:
•	there exists adequate evidence of the transaction;

•	delivery of goods has occurred or services have been rendered; and

•	the price is not contingent on future activity and collectibility is reasonably assured.

     Medical Technology Revenue
          The majority of our medical technology revenue is derived from the sale of ultrasound imaging equipment and digital radiography equipment. We also derive revenue from: (i) licensing our software; (ii) providing technical support and product updates related to our software, otherwise known as maintenance; and (iii) providing professional services related to our equipment and software, including installations, on-site training and education services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of one or more of the following elements: (i) ultrasound imaging equipment; (ii) digital radiography imaging equipment; (iii) software products; (iv) computer hardware; (v) maintenance; and (vi) professional services.
          The accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin, SAB, No. 104, Revenue Recognition, and the sale of software licenses and related items is governed by Statement of Position, SOP, No. 97-2, Software Revenue Recognition, as amended. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:
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
          Under the residual method prescribed by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, in multiple element arrangements involving software, revenue is recognized when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). Vendor-specific objective evidence of fair value is based on the price for those products and services when sold separately by us and customer renewal rates for post-contract customer support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs. Each transaction requires careful analysis to ensure that all of the individual elements in the license transaction have been identified, along with the fair value of each element.
     Ultrasound Imaging Equipment
          We sell our ultrasound imaging equipment with and without related computer hardware and software. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of SAB No. 104, and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by bifurcating the transaction into separate elements. We account for the ultrasound imaging equipment under the requirements of SAB No. 104, as the software is not deemed to be essential to the functionality of the equipment, and account for the computer hardware and software under the requirements of SOP No. 97-2, as amended. For those sales of our ultrasound imaging equipment that include computer hardware and software, we recognize revenue on the ultrasound imaging equipment, computer hardware and software upon delivery, which occurs simultaneously.
     Digital Radiography Equipment
          We sell our digital radiography imaging equipment with related computer hardware and software. The digital radiography equipment requires the computer hardware and software to function. As a result, we account for digital radiography imaging equipment sales under SOP No. 97-2.
          In the third quarter of 2005, we established vendor-specific objective evidence of the fair value of post-contract customer support services by including renewal rates in the sales contracts. As a result, we began recognizing revenue on the sales of digital radiography imaging equipment, computer hardware and software at the time of customer acceptance if installation is required, or delivery, and revenue from post-contract customer support services on a straight-line basis over the term of the support period. Prior to the third quarter of 2005, we recognized revenue on all elements in these arrangements ratably over the period of the post-contract customer support services, which was generally one year.
     Valuation of Goodwill
          Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at March 31, 2006 was $603.2 million, consisting of $94.2 million for our laboratory segment, $489.8 million for our animal hospital segment and $19.2 million for our medical technology segment.
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
          We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized.
          We also assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities. At December 31, 2005, we had a liability of $6.8 million recorded in other liabilities in our condensed, consolidated balance sheet related to such differences. During the three months ended March 31, 2006, we determined that these differences were no longer probable due to a favorable outcome of an income tax audit and recognized a tax benefit of $6.8 million. In addition, there are certain tax contingencies that represent a possible future payment but not a probable one. While we have not recognized a liability for these possible future payments, they may result in future cash payments and increase our tax provision.
Recent Accounting Pronouncements
          Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires us to measure the cost of share-based payments to employees including stock options, based on the grant date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. Although the cost recognized as a result of adopting SFAS No. 123R is non-cash, our operating results, including our margins, net income, earnings per common share and operating cash flows, will be negatively impacted in future periods. See Note 4, Share-Based Compensation Plans, of our condensed, consolidated financial statements for a detailed discussion of our adoption of SFAS No. 123R.
Forward-Looking Statements
          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our annual report on Form 10-K, particularly in Risk Factors, Part I, Item 1A of that report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          At March 31, 2006, we had borrowings of $395.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we enter into interest rate swap agreements. Currently, we are engaged in the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%
Notional amount	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005
Expiration date	5/26/2008	5/31/2008	6/30/2007
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes
          These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending March 31, 2007, for every 1.0% increase in LIBOR we will pay an additional $2.4 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.4 million in interest expense.
          We may consider entering into additional interest rate strategies to take advantage of the current rate environment. We have not yet determined what those strategies may be or their possible impact.
ITEM 4. CONTROLS AND PROCEDURES
          As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the SEC.
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
ITEM 1A. RISK FACTORS
          There have been no material changes in our risk factors from those disclosed in our 2005 annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS
3.1	Second Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed May 1, 2006.

4.1	2006 Equity Incentive Plan of VCA Antech, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2006.

Date: May 8, 2006	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed May 1, 2006.

4.1	2006 Equity Incentive Plan of VCA Antech, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.