Form 10-Q
period 2006-06-30
VCA ANTECH INC
filed 2006-08-09
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value 83,260,245 shares as of August 4, 2006.

VCA ANTECH, INC.
FORM 10-Q
JUNE 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,801	$58,488
Trade accounts receivable, less allowance for uncollectible accounts of $10,818 and $9,409 at June 30, 2006 and December 31, 2005, respectively	39,734	36,104
Inventory	18,851	17,856
Prepaid expenses and other	13,779	9,867
Deferred income taxes	11,952	10,972
Prepaid income taxes	9,913	12,337

Total current assets	115,030	145,624
Property and equipment, less accumulated depreciation and amortization of $102,205 and $93,305 at June 30, 2006 and December 31, 2005, respectively	154,188	143,781
Other assets:
Goodwill	610,658	586,444
Other intangible assets, net	14,495	10,735
Deferred financing costs, net	1,114	1,340
Other	10,357	9,149

Total assets	$905,842	$897,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$6,619	$5,884
Accounts payable	17,317	20,718
Accrued payroll and related liabilities	24,675	25,201
Accrued interest	246	306
Other accrued liabilities	31,349	28,860

Total current liabilities	80,206	80,969
Long-term obligations, less current portion	386,729	446,828
Deferred income taxes	36,734	30,803
Other liabilities	13,803	19,775
Minority interest	10,282	9,947
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 83,254 and 82,759 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	83	83
Additional paid-in capital	267,840	258,402
Retained earnings	108,269	49,057
Accumulated other comprehensive income	1,896	1,209

Total stockholders’ equity	378,088	308,751

Total liabilities and stockholders’ equity	$905,842	$897,073

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$255,150	$206,584	$489,330	$393,447
Direct costs	180,188	145,849	350,847	282,185

Gross profit	74,962	60,735	138,483	111,262
Selling, general and administrative expense	19,484	15,417	38,369	29,549
Gain on sale of assets	(85)	(78)	(203)	(88)

Operating income	55,563	45,396	100,317	81,801
Interest expense, net	5,927	6,081	12,239	12,748
Debt retirement costs	—	19,282	—	19,282
Other (income) expense	(31)	67	(97)	131
Minority interest in income of subsidiaries	900	846	1,674	1,531

Income before provision for income taxes	48,767	19,120	86,501	48,109
Provision for income taxes	19,214	7,858	27,289	19,601

Net income	$29,553	$11,262	$59,212	$28,508

Basic earnings per common share	$0.36	$0.14	$0.71	$0.35

Diluted earnings per common share	$0.35	$0.13	$0.70	$0.34

Shares used for computing basic earnings per share	83,118	82,343	82,966	82,282

Shares used for computing diluted earnings per share	84,838	83,874	84,699	83,709

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$59,212	$28,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,851	8,785
Amortization of debt costs	226	351
Provision for uncollectible accounts	2,976	2,025
Debt retirement costs	—	19,282
Gain on sale of assets	(203)	(88)
Share-based compensation	1,445	—
Minority interest in income of subsidiaries	1,674	1,531
Distributions to minority interest partners	(1,339)	(1,145)
Deferred income taxes	4,701	2,713
Excess tax benefit from exercise of stock options	(3,939)	—
Other	(561)	(377)
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,182)	(6,265)
Increase in inventory, prepaid expenses and other assets	(4,555)	(4,894)
Increase (decrease) in accounts payable and other accrued liabilities	(6,420)	3,425
Decrease in accrued payroll and related liabilities	(526)	(1,822)
Increase (decrease) in accrued interest	(60)	1,544
Decrease in prepaid income taxes	6,841	852

Net cash provided by operating activities	64,141	54,425

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(30,172)	(22,174)
Real estate acquired in connection with business acquisitions	(1,781)	(221)
Property and equipment additions	(15,067)	(14,681)
Proceeds from sale of assets	297	338
Other	161	3,039

Net cash used in investing activities	(46,562)	(33,699)

Cash flows from financing activities:
Repayment of long-term obligations	(62,781)	(409,187)
Proceeds from the issuance of long-term obligations	—	475,000
Payment of financing costs	—	(3,216)
Proceeds from issuance of common stock under stock option plans	3,576	1,228
Excess tax benefit from exercise of stock options	3,939	—

Net cash provided by (used in) financing activities	(55,266)	63,825

Increase (decrease) in cash and cash equivalents	(37,687)	84,551
Cash and cash equivalents at beginning of period	58,488	30,964

Cash and cash equivalents at end of period	$20,801	$115,515

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
1. General
     The accompanying unaudited condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and notes thereto included in our 2005 annual report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
2. Acquisitions
     During the six months ended June 30, 2006, we acquired 12 animal hospitals, one of which was merged into an existing animal hospital, one laboratory, which was merged into an existing laboratory, and a lab-related business that we will utilize in our laboratory operations. The following table summarizes the aggregate consideration, including acquisition costs, paid by us for those acquisitions that occurred during the six months ended June 30, 2006 and the allocation of the purchase price (in thousands):

Consideration:
Cash	$28,977
Notes payable and other liabilities assumed	4,645

Total	$33,622

Purchase Price Allocation:
Tangible assets	$3,998
Identifiable intangible assets (1)	5,488
Goodwill (2)	24,136

Total	$33,622

(1)	The acquired identifiable intangible assets have a weighted-average useful life of approximately 19.0 years and are comprised of non-contractual customer relationships of $3.9 million (25-year weighted-average useful life), covenants not-to-compete of $1.6 million (5-year weighted-average useful life) and client lists of $10,000 (3-year weighted average useful life).

(2)	We expect that $20.3 million of the goodwill recorded for these acquisitions as of June 30, 2006 will be fully deductible for income tax purposes.
  Other Acquisition Payments
     We paid $1.2 million to sellers for the unused portion of holdbacks during the six months ended June 30, 2006.

3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2006 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Equipment	Total
Balance as of December 31, 2005	$94,246	$473,038	$19,160	$586,444
Goodwill acquired	851	23,285	—	24,136
Other (1)	—	99	—	99
Goodwill related to sale of animal hospitals	—	(21)	—	(21)

Balance as of June 30, 2006	$95,097	$496,401	$19,160	$610,658

(1)	Comprised of purchase price adjustments.
     In addition to goodwill, we have amortizable intangible assets at June 30, 2006 and December 31, 2005 as follows (in thousands):

	As of June 30, 2006			As of December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$12,098	$(5,430)	$6,668	$11,145	$(4,970)	$6,175
Non-contractual customer relationships	7,238	(1,130)	6,108	3,235	(701)	2,534
Technology	1,270	(441)	829	1,270	(314)	956
Trademarks	569	(99)	470	569	(70)	499
Contracts	397	(181)	216	397	(129)	268
Client lists	464	(260)	204	461	(158)	303

Total	$22,036	$(7,541)	$14,495	$17,077	$(6,342)	$10,735

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Aggregate amortization expense	$868	$793	$1,728	$1,596

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of June 30, 2006 is as follows (in thousands):

Remainder of 2006	$1,803
2007	3,280
2008	2,660
2009	1,617
2010	881
Thereafter	4,254

Total	$14,495

4. Share-Based Compensation Plans
  Stock Incentive Plans
     At June 30, 2006, there were 5,576,186 shares subject to outstanding options granted under our existing stock incentive plans. We maintain three plans, the 1996 Stock Incentive Plan, or the 1996 Plan, the 2001 Stock Incentive Plan, or the 2001 Plan and the 2006 Equity Incentive Plan, or the 2006 Plan. Under these plans, new options and other stock awards may only be granted under the 2006 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2006 Plan to our employees, directors, consultants and those of our affiliates is (a) 6,383,000 shares of common stock; plus (b) any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. At June 30, 2006, all of these shares were available for grant. Outstanding options granted under our plans typically vest over periods that range from two to four years and expire between seven and ten years from the date of grant.
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
     The effect of adopting SFAS No. 123R on our condensed, consolidated financial statements for the three and six months ended June 30, 2006 is as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Share-based employee compensation:
Laboratory direct cost	$160	$320
Laboratory selling, general and administrative expense	126	254
Animal hospital selling, general and administrative expense	216	431
Corporate selling, general and administrative expense	167	440

	669	1,445
Tax benefit	(259)	(544)

Net decrease in net income	$410	$901

Effect on:
Basic earnings per common share	$—	$0.01

Diluted earnings per common share	$—	$0.01

Effect on:
Cash flows from operating activities		$(3,939)

Cash flows from financing activities		$3,939

     No share-based employee compensation was recognized during the three and six months ended June 30, 2005, however, the following table presents net income and earnings per common share as if we had recognized share-based employee compensation (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$11,262	$28,508
Deduct: Total share-based employee compensation determined under fair-value based method for all awards, net of tax	(1,309)	(3,954)

Pro forma net income	$9,953	$24,554

Earnings per common share:
Basic — as reported	$0.14	$0.35
Basic — Pro forma	$0.12	$0.30

Diluted — as reported	$0.13	$0.34
Diluted — Pro forma	$0.12	$0.29
     Prior to the adoption of SFAS No. 123R, we reported all income tax benefits resulting from the exercise of stock options as cash provided by operating activities on our condensed, consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions from the exercise of options in excess of the compensation cost recognized for those options to be classified as cash provided by financing activities. As such, the $3.9 million excess tax benefit classified as a financing activity on our condensed, consolidated statement of cash flows for the six months ended June 30, 2006 would have been recognized as an operating activity if we had not adopted SFAS No. 123R.
  Calculation of Fair Value
     The fair value of our options is estimated on the date of grant using the Black-Scholes option-pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. No options were granted during the six months ended June 30, 2006. The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was $8.38 and $8.05, respectively. The following assumptions were used to determine the fair value of those options granted during the six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Expected volatility (1)	39.1%	39.1% to 39.6%
Weighted-average volatility (1)	39.1%	39.5%
Expected dividends	0.0%	0.0%
Expected term (2)	5 years	5 years
Risk-free rate (3)	4.0%	3.9% to 4.2%

(1)	We estimate the volatility of our common stock on the date of grant based on historical volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimated the expected term based on the history of grants and exercises.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     We use historical data to estimate pre-vesting option forfeitures. We recognize share-based employee compensation only for those awards that we expect to vest.

  Stock Option Activity
     A summary of our stock option activity for all share-based compensation plans during the six months ended June 30, 2006 is as follows (in thousands, except weighted average exercise price and weighted average remaining contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at January 1, 2006	6,090	$14.58
Granted	—	—
Exercised	(495)	7.22
Canceled	(19)	12.15

Options outstanding at June 30, 2006	5,576	$15.24	5.6	$93,047

Options exercisable at June 30, 2006	4,315	$15.54	5.7	$70,735

Options expected to vest at June 30, 2006	1,218	$14.23	5.1	$21,555

     The total intrinsic value of options exercised during the six months ended June 30, 2006 was $11.3 million and the total tax benefit realized on the options exercised was $4.4 million.
     At June 30, 2006, there was $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.9 years.
5. Long-Term Obligations and Interest Rate Hedging Agreements
     During the six months ended June 30, 2006, we prepaid $60.0 million of our senior term notes.
     In June 2006, we entered into a no-fee swap agreement with a fixed interest rate of 5.51% and a set notional amount of $50.0 million to hedge against the risk of increasing interest rates.
     At June 30, 2006, we had four no-fee swap agreements with an aggregate notional amount of $200.0 million, a weighted average fixed-interest rate of 4.4% and a fair market value of $3.5 million. At December 31, 2005, we had three no-fee swap agreements with an aggregate notional amount of $150.0 million, a weighted average fixed-interest rate of 4.0% and a fair market value of $2.2 million. The fair market value of these no-fee swap agreements are included in prepaid expenses and other in our condensed, consolidated balance sheets. As of June 30, 2006, all four of our no-fee swap agreements qualify for hedge accounting.
6. Income Taxes
     In prior periods we recognized contingent liabilities for differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities. These amounts totaled $6.8 million and were recorded in other liabilities in our condensed, consolidated balance sheets at December 31, 2005. During the first quarter of 2006, we determined that these contingencies were no longer probable due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$29,553	$11,262	$59,212	$28,508

Weighted average common shares outstanding:
Basic	83,118	82,343	82,966	82,282
Effect of dilutive potential common shares:
Stock options	1,720	1,531	1,733	1,427

Diluted	84,838	83,874	84,699	83,709

Basic earnings per common share	$0.36	$0.14	$0.71	$0.35

Diluted earnings per common share	$0.35	$0.13	$0.70	$0.34

8. Lines of Business
     We have four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risk and rewards. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography equipment, related computer hardware, software and ancillary services to the veterinary market. The Corporate segment provides selling, general and administrative support services for the other segments.
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

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2006
External revenue	$61,577	$186,002	$7,571	$—	$—	$255,150
Intersegment revenue	5,896	—	829	—	(6,725)	—

Total revenue	67,473	186,002	8,400	—	(6,725)	255,150
Direct costs	34,949	146,351	5,256	—	(6,368)	180,188

Gross profit	32,524	39,651	3,144	—	(357)	74,962
Selling, general and administrative expense	4,349	5,123	2,549	7,463	—	19,484
Gain on sale of assets	(2)	(83)	—	—	—	(85)

Operating income (loss)	$28,177	$34,611	$595	$(7,463)	$(357)	$55,563

Depreciation and amortization	$1,080	$3,569	$373	$444	$(37)	$5,429
Capital expenditures	$2,194	$4,647	$38	$500	$(172)	$7,207

Three Months Ended June 30, 2005
External revenue	$53,623	$147,959	$5,002	$—	$—	$206,584
Intersegment revenue	4,654	—	356	—	(5,010)	—

Total revenue	58,277	147,959	5,358	—	(5,010)	206,584
Direct costs	30,899	116,142	3,700	—	(4,892)	145,849

Gross profit	27,378	31,817	1,658	—	(118)	60,735
Selling, general and administrative expense	3,346	3,807	1,922	6,342	—	15,417
Gain on sale of assets	—	(78)	—	—	—	(78)

Operating income (loss)	$24,032	$28,088	$(264)	$(6,342)	$(118)	$45,396

Depreciation and amortization	$878	$2,907	$302	$372	$(16)	$4,443
Capital expenditures	$1,180	$4,986	$125	$1,267	$(86)	$7,472

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Six Months Ended June 30, 2006
External revenue	$117,703	$356,525	$15,102	$—	$—	$489,330
Intersegment revenue	11,307	—	1,290	—	(12,597)	—

Total revenue	129,010	356,525	16,392	—	(12,597)	489,330
Direct costs	67,936	284,277	10,746	—	(12,112)	350,847

Gross profit	61,074	72,248	5,646	—	(485)	138,483
Selling, general and administrative expense	8,443	9,946	5,200	14,780	—	38,369
Loss (gain) on sale of assets	8	(211)	—	—	—	(203)

Operating income (loss)	$52,623	$62,513	$446	$(14,780)	$(485)	$100,317

Depreciation and amortization	$2,152	$7,097	$774	$896	$(68)	$10,851
Capital expenditures	$2,964	$11,377	$85	$940	$(299)	$15,067

Six Months Ended June 30, 2005
External revenue	$102,933	$281,313	$9,201	$—	$—	$393,447
Intersegment revenue	8,783	—	641	—	(9,424)	—

Total revenue	111,716	281,313	9,842	—	(9,424)	393,447
Direct costs	60,469	223,761	7,145	—	(9,190)	282,185

Gross profit	51,247	57,552	2,697	—	(234)	111,262
Selling, general and administrative expense	6,711	7,510	3,489	11,839	—	29,549
Loss (gain) on sale of assets	—	(88)	—	—	—	(88)

Operating income (loss)	$44,536	$50,130	$(792)	$(11,839)	$(234)	$81,801

Depreciation and amortization	$1,780	$5,651	$601	$769	$(16)	$8,785
Capital expenditures	$2,861	$8,867	$245	$3,099	$(391)	$14,681

At June 30, 2006
Total assets	$159,532	$647,189	$47,602	$54,990	$(3,471)	$905,842

At December 31, 2005
Total assets	$146,902	$614,492	$47,114	$90,977	$(2,412)	$897,073

9. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for our company on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
10. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements, incidental to the ordinary course of our business. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2005 annual report on Form 10-K. We also have contingencies, which are discussed below.
  a. Earn-out Payments

     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $340,000.
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
     Our Senior Vice President of Development’s employment agreement expired September 2004 and his employment with us continues at-will. Pursuant to a letter agreement between our Senior Vice President and our company, in the event our Senior Vice President’s employment is terminated for any reason other than cause, that officer is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites. Our Senior Vice President’s base salary and annual bonus are set by our Compensation Committee of the Board of Directors.
  c. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Reclassifications
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
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 7, 2006, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 7, 2006 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our four reportable segments are discussed below.
     Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2006, our laboratory network consisted of 32 laboratories serving all 50 states.
     Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2006, our animal hospital network consisted of 375 animal hospitals in 37 states.
     Our medical technology segment sells ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services.
     Our corporate segment provides selling, general and administrative support for our other segments.
     The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworms and ticks and the number of daylight hours.
Executive Overview
     Our operating results for the three and six months ended June 30, 2006 were marked by continued growth in each of our operating segments. During the three months ended June 30, 2006, our consolidated revenue increased 23.5% to $255.2 million, our consolidated gross profit margin of 29.4% remained unchanged from the comparable prior year quarter, and our consolidated operating income margin was 21.8% compared to 22.0% in the same prior year quarter. During the six months ended June 30, 2006, our consolidated revenue increased 24.4% to $489.3 million, our consolidated gross profit margin of 28.3% remained unchanged from the comparable prior year period, and our consolidated operating income margin was 20.5% compared to 20.8% in the same prior year period. As expected, our consolidated margins were impacted as a result of the stronger revenue growth on a percentage basis we have experienced in our animal hospital and medical technology segments compared to our laboratory segment.

Our animal hospital and medical technology segments have lower gross profit margins than our laboratory segment. The increase in animal hospital revenue is attributed to recent acquisitions, including Pet’s Choice, Inc., or Pet’s Choice, on July 1, 2005, and same-store growth. Our consolidated margins were also impacted by the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, on January 1, 2006, which resulted in a pre-tax non-cash compensation charge of $669,000 and $1.4 million for the three and six months ended June 30, 2006, respectively.
Acquisitions and Facilities
     Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with our strategy, we acquired 12 independent animal hospitals, one laboratory and a lab-related business during the six months ended June 30, 2006. The following table summarizes the changes in the number of facilities operated by our laboratory and animal hospital segments:

Laboratories:
Facilities at December 31, 2005	31
Acquisitions	1
Acquisitions relocated into a laboratory operated by us	(1)
New facilities	1

Facilities at June 30, 2006	32

Animal hospitals:
Facilities at December 31, 2005	367
Acquisitions	12
Acquisitions relocated into hospitals operated by us	(1)
Sold or closed	(3)

Facilities at June 30, 2006	375

     Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Laboratory	26.4%	28.2%	26.4%	28.4%
Animal hospital	72.9	71.6	72.9	71.5
Medical technology	3.3	2.6	3.3	2.5
Intercompany	(2.6)	(2.4)	(2.6)	(2.4)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	70.6	70.6	71.7	71.7

Gross profit	29.4	29.4	28.3	28.3
Selling, general and administrative expense	7.6	7.5	7.8	7.5
Gain on sale of assets	—	(0.1)	—	—

Operating income	21.8	22.0	20.5	20.8
Interest expense, net	2.3	2.9	2.5	3.2
Debt retirement costs	—	9.3	—	4.9
Other expense	—	0.1	—	0.1
Minority interest in income of subsidiairies	0.4	0.4	0.3	0.4

Income before provision for income taxes	19.1	9.3	17.7	12.2
Provision for income taxes	7.5	3.8	5.6	5.0

Net income	11.6%	5.5%	12.1%	7.2%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Laboratory	$67,473	$58,277	15.8%	$129,010	$111,716	15.5%
Animal hospital	186,002	147,959	25.7%	356,525	281,313	26.7%
Medical technology	8,400	5,358	56.8%	16,392	9,842	66.6%
Intercompany	(6,725)	(5,010)	34.2%	(12,597)	(9,424)	33.7%

Total revenue	$255,150	$206,584	23.5%	$489,330	$393,447	24.4%

Laboratory Revenue
     Laboratory revenue increased $9.2 million for the three months ended June 30, 2006 and increased $17.3 million for the six months ended June 30, 2006 as compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Internal growth:
Number of requisitions (1)	2,977	2,572	15.7%	5,601	4,835	15.8%
Average revenue per requisition (2)	$22.49	$22.66	(0.8)%	$22.94	$23.11	(0.7)%

Total internal revenue (1)	$66,959	$58,277	14.9%	$128,496	$111,716	15.0%
Net acquired revenue (3)	514	—		514	—

Total	$67,473	$58,277	15.8%	$129,010	$111,716	15.5%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the revenue of the laboratory acquired on May 1, 2006.
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
Animal Hospital Revenue
     Animal hospital revenue increased $38.0 million for the three months ended June 30, 2006 and increased $75.2 million for the six months ended June 30, 2006 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Same-store facilities:
Orders (1)(2)	1,166	1,203	(3.0)%	2,187	2,250	(2.8)%
Average revenue per order (3)	$131.99	$121.45	8.7%	$131.02	$120.81	8.5%

Same-store revenue (1)	$153,946	$146,077	5.4%	$286,720	$271,784	5.5%
Business day adjustment (4)	—	—		1,664	—
Net acquired revenue (5)	32,056	1,882		68,141	9,529

Total	$186,002	$147,959	25.7%	$356,525	$281,313	26.7%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own a full 12 months from the beginning of the applicable period and adjusted for the impact resulting from any differences in the number of business days in the periods presented. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The business day adjustment reflects the impact of one additional business day for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2005 for the three months ended June 30, 2006, and January 1, 2005 for the six months ended June 30, 2006. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods from this date through the end of the applicable period.
     Over the last few years, some pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other distribution channels, and, as a result, we have fewer customers coming to our animal hospitals solely to purchase those items. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. Our business strategy continues to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. These trends have resulted in a decrease in the number of orders and an increase in the average revenue per order.
     Price increases, which approximated 5% to 6% on most services at most hospitals in February 2006 and February 2005, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.
Medical Technology Revenue
     Medical technology revenue was $8.4 million and $5.4 million for the three months ended June 30, 2006 and 2005, respectively, and $16.4 million and $9.8 million for the six months ended June 30, 2006 and 2005, respectively. The increase in medical technology revenue was attributable to sales of our digital radiography imaging equipment, which was first introduced by our medical technology segment in 2004. Also contributing to the increase in medical technology revenue was that effective July 1, 2005, we began recognizing revenue on sales of our digital radiography imaging equipment, computer hardware and software at the time of customer acceptance if installation is required, or delivery, as discussed under Critical Accounting Policies. Prior to July 1, 2005, we recognized all elements in sales of our digital radiography imaging equipment over the period of the post-contract customer support services, which was generally one year.
     At June 30, 2006, we had deferred revenue of $9.9 million, $9.5 million of which related to sales of our digital radiography imaging equipment.
Intercompany Revenue
     For the three and six months ended June 30, 2006, $5.9 million and $11.3 million of our laboratory revenue was intercompany revenue that was generated by providing laboratory services to our animal hospitals compared to $4.7 million and $8.8 million in the same periods of the prior year. For the three and six months ended June 30, 2006, $829,000 and $1.3 million, respectively, of our medical technology revenue was intercompany revenue that was generated by providing products and services to our animal hospitals compared to $356,000 and $641,000 in the same periods of the prior year. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if they were conducted with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		Gross		Gross			Gross		Gross
		Profit		Profit	%		Profit		Profit	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$32,524	48.2%	$27,378	47.0%	18.8%	$61,074	47.3%	$51,247	45.9%	19.2%
Animal hospital	39,651	21.3%	31,817	21.5%	24.6%	72,248	20.3%	57,552	20.5%	25.5%
Medical technology	3,144	37.4%	1,658	30.9%	89.6%	5,646	34.4%	2,697	27.4%	109.3%
Intercompany	(357)		(118)			(485)		(234)

Total gross profit	$74,962	29.4%	$60,735	29.4%	23.4%	$138,483	28.3%	$111,262	28.3%	24.5%

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
     The increase in medical technology gross profit margin was primarily the result of a change in the mix of products and services sold. Specifically, we have sold more units of our digital radiography imaging equipment, which has a higher gross profit margin than our other products and services.

     At June 30, 2006, we had deferred revenue and costs of $9.9 million and $4.6 million, respectively. Included in these amounts at June 30, 2006 was $9.5 million of deferred revenue and $4.6 million of deferred costs related to sales of our digital radiography imaging equipment.
Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2006		2005			2006		2005
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$4,349	6.4%	$3,346	5.7%	30.0%	$8,443	6.5%	$6,711	6.0%	25.8%
Animal hospital	5,123	2.8%	3,807	2.6%	34.6%	9,946	2.8%	7,510	2.7%	32.4%
Medical technology	2,549	30.3%	1,922	35.9%	32.6%	5,200	31.7%	3,489	35.5%	49.0%
Corporate	7,463	2.9%	6,342	3.1%	17.7%	14,780	3.0%	11,839	3.0%	24.8%

Total SG&A	$19,484	7.6%	$15,417	7.5%	26.4%	$38,369	7.8%	$29,549	7.5%	29.8%

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
     The increase in Corporate SG&A was primarily attributed to expanding the corporate operations to absorb recent acquisitions, including Pet’s Choice, and recognizing share-based compensation as a result of adopting SFAS No. 123R on January 1, 2006.

Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest expense:
Senior term notes	$6,504	$4,221	$12,918	$6,641
9.875% senior subordinated notes	—	2,145	—	6,342
Interest rate hedging agreements	(370)	(21)	(571)	(115)
Capital leases and other	197	200	609	409
Amortization of debt costs	94	142	227	351

	6,425	6,687	13,183	13,628
Interest income	498	606	944	880

Total interest expense, net of interest income	$5,927	$6,081	$12,239	$12,748

     The change in interest expense was primarily attributed to our debt refinancing transactions, which we discuss in the Liquidity and Capital Resources section of our 2005 annual report on Form 10-K, and changes in LIBOR.
Provision for Income Taxes
     The effective tax rate for the three and six months ended June 30, 2006 was 39.4% and 31.5%, respectively, and reflects a lower weighted-average state statutory tax rate when compared to the comparable prior year periods due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax. The effective tax rate for the six months ended June 30, 2006 also reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a change to our estimated tax liabilities. We estimate that our effective tax rate for the remaining quarters of 2006 will approximate 39.4%.
Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$64,141	$54,425
Investing activities	(46,562)	(33,699)
Financing activities	(55,266)	63,825

Increase (decrease) in cash and cash equivalents	(37,687)	84,551
Cash and cash equivalents at beginning of year	58,488	30,964

Cash and cash equivalents at end of period	$20,801	$115,515

Cash Flows from Operating Activities
     Net cash provided by operating activities increased $9.7 million in the six months ended June 30, 2006 as compared to the same period in the prior year primarily due to improved operating performance and acquisitions. These factors contributing to an increase in operating cash flows were partially offset by an increase in interest and taxes paid of $1.3 million and $6.5 million, respectively.
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
Cash Flows from Investing Activities
     Net cash used in investing activities primarily consisted of cash used for the acquisitions and expenditures for property and equipment.
     Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year for a total purchase price of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, we acquired a laboratory on May 1, 2006 and a lab-related business on June 30, 2006. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. For the remaining six months of 2006, we intend to spend approximately $8.0 million to $12.0 million for animal hospital acquisitions and $20.0 million to $25.0 million for property and equipment.
Cash Flows from Financing Activities
     Net cash used in financing activities during the six months ended June 30, 2006 consisted primarily of cash used to repay our long-term obligations, including $60.0 million to prepay a portion of our senior term notes. Our financing activities during the six months ended June 30, 2005 reflects $475.0 million in borrowings used to retire our existing senior term notes and 9.875% senior subordinated notes, and to fund the acquisition of Pet’s Choice on July 1, 2005.
Future Cash Requirements
     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2006 (1)	2007	2008	2009	2010	Thereafter
Long-term debt	$377,607	$3,332	$4,396	$4,181	$3,879	$3,880	$357,939
Capital lease obligations	15,741	515	1,040	1,070	1,144	1,283	10,689
Operating leases	521,019	15,099	30,059	28,055	27,978	27,863	391,965
Fixed cash interest expense	7,275	709	1,257	1,329	1,069	767	2,144
Variable cash interest expense (2)	133,497	13,561	27,101	27,191	27,274	27,710	10,660
Swap agreements (2)	(4,867)	(1,376)	(2,388)	(979)	(124)	—	—
Purchase obligations	49,991	9,269	7,651	8,383	8,942	9,744	6,002
Other long-term liabilities (3)	44,779	—	65	65	65	—	44,584
Earn-out payments (4)	340	140	150	50	—	—	—

	$1,145,382	$41,249	$69,331	$69,345	$70,227	$71,247	$823,983

(1)	Consists of the period from July 1, 2006 through December 31, 2006.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the fixed-rate portion) will be 7.3%, 7.3%, 7.4%, 7.5%, 7.7% and 7.9% for years 2006 through thereafter, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2005 annual report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $36.7 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.
Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2006, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
     The senior credit facility defines the fixed charge coverage ratio as that ratio which is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At June 30, 2006, we had a fixed charge coverage ratio of 1.82 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
     The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement. At June 30, 2006, we had a leverage ratio of 1.94 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.
Interest Rate Hedging Agreements
     We have swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates, or LIBOR, and the same set notional principal amounts. We entered into these swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these swap agreements has been factored into our future contractual cash requirements table above. A summary of the swap agreements existing at June 30, 2006 is as follows:

Fixed interest rate	4.07%	3.98%	3.94%	5.51%
Notional amount	$50.0 million	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes
     In the future, we may enter into additional interest rate strategies. We have not yet determined what those strategies will be or their possible impact.
Description of Indebtedness
Senior Credit Facility
     At June 30, 2006, we had $374.6 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
Other Debt

     At June 30, 2006, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $18.7 million.
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
Medical Technology Revenue
     The majority of our medical technology revenue is derived from the sale of ultrasound imaging equipment and digital radiography imaging equipment. We also derive revenue from: (i) licensing our software; (ii) providing technical support and product updates related to our software, otherwise known as maintenance; and (iii) providing professional services related to our equipment and software, including installations, on-site training and education services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of one or more of the following elements: (i) ultrasound imaging equipment; (ii) digital radiography imaging equipment; (iii) software products; (iv) computer hardware; (v) maintenance; and (vi) professional services.
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
Valuation of Goodwill
     Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at June 30, 2006 was $610.7 million, consisting of $95.1 million for our laboratory segment, $496.4 million for our animal hospital segment and $19.2 million for our medical technology segment.
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
     We also assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities. At December 31, 2005, we had contingent liabilities of $6.8 million recorded in other liabilities in our condensed, consolidated balance sheet related to such differences. During the first quarter of 2006, we determined that these contingencies were no longer probable due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million. In addition, there are certain tax positions that represent a possible future payment but not a probable one. While we have not recognized a liability for these possible future payments, they may result in future cash payments and increase our tax provision.
     Effective January 1, 2007, we will be required to assess our tax positions using the recognition threshold and measurement attribute prescribed by the Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48. See discussion of FIN 48 below under Recent Accounting Pronouncements.
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
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for our company on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2006, we had borrowings of $374.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we enter into interest rate swap agreements. Currently, we are engaged in the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%	5.51%
Notional amount	$50.0 million	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes
     These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending June 30, 2007, for every 1.0% increase in LIBOR we will pay an additional $1.8 million in interest expense and for every 1.0% decrease in LIBOR we will save $1.8 million in interest expense.
     We may consider entering into additional interest rate strategies. We have not yet determined what those strategies may be or their possible impact.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 5, 2006, we held our annual meeting of stockholders at which our stockholders:
•	elected each of John M. Baumer and Frank Reddick as a Class I director;

•	ratified KPMG LLP as our independent auditors; and

•	approved the VCA Antech, Inc. 2006 Equity Incentive Plan.
     The results of the election of two Class I directors were as follows:

Candidate	Yes Votes	No Votes	Abstain	Broker Non-Vote
John M. Baumer	65,057,980	—	9,129,038	—
Frank Reddick	41,101,066	—	33,085,952	—
     The results of the other matters upon which our stockholders voted were as follows:

Proposal	Yes Votes	No Votes	Abstain	Broker Non-Vote
Ratify KPMG LLP as our independent auditors	73,805,087	358,710	23,221	—
Approve the VCA Antech, Inc. 2006 Equity Incentive Plan	55,190,570	12,613,352	43,010	6,340,086
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2006.

Date: August 7, 2006	By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.