Form 10-Q
period 2006-09-30
VCA ANTECH INC
filed 2006-11-08
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value 83,498,763 shares as of November 3, 2006.

VCA ANTECH, INC.
FORM 10-Q
SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$32,821	$58,488
Trade accounts receivable, less allowance for uncollectible accounts of $11,100 and $9,409 at September 30, 2006 and December 31, 2005, respectively	41,091	36,104
Inventory	20,483	17,856
Prepaid expenses and other	12,315	9,867
Deferred income taxes	11,850	10,972
Prepaid income taxes	18,235	12,337

Total current assets	136,795	145,624
Property and equipment, less accumulated depreciation and amortization of $106,551 and $93,305 at September 30, 2006 and December 31, 2005, respectively	159,287	143,781
Other assets:
Goodwill	615,784	586,444
Other intangible assets, net	15,006	10,735
Deferred financing costs, net	1,041	1,340
Other	10,459	9,149

Total assets	$938,372	$897,073

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$6,620	$5,884
Accounts payable	18,021	20,718
Accrued payroll and related liabilities	28,203	30,131
Accrued interest	314	306
Other accrued liabilities	28,778	23,930

Total current liabilities	81,936	80,969
Long-term obligations, less current portion	385,403	446,828
Deferred income taxes	38,267	30,803
Other liabilities	13,975	19,775
Minority interest	10,181	9,947
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 83,460 and 82,759 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	83	83
Additional paid-in capital	272,603	258,402
Retained earnings	135,246	49,057
Accumulated other comprehensive income	678	1,209

Total stockholders’ equity	408,610	308,751

Total liabilities and stockholders’ equity	$938,372	$897,073

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$251,632	$229,242	$740,962	$622,689
Direct costs	181,167	166,598	532,014	448,783

Gross profit	70,465	62,644	208,948	173,906
Selling, general and administrative expense	18,946	18,394	57,315	47,943
Loss (gain) on sale of assets	3	115	(200)	27

Operating income	51,516	44,135	151,833	125,936
Interest expense, net	6,084	6,034	18,323	18,782
Debt retirement costs	—	—	—	19,282
Other expense (income)	73	(130)	(24)	1
Minority interest in income of subsidiaries	846	778	2,520	2,309

Income before provision for income taxes	44,513	37,453	131,014	85,562
Provision for income taxes	17,536	15,196	44,825	34,797

Net income	$26,977	$22,257	$86,189	$50,765

Basic earnings per common share	$0.32	$0.27	$1.04	$0.62

Diluted earnings per common share	$0.32	$0.26	$1.02	$0.61

Shares used for computing basic earnings per share	83,339	82,526	83,092	82,364

Shares used for computing diluted earnings per share	85,187	84,019	84,864	83,818

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$86,189	$50,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,347	13,947
Amortization of debt costs	299	482
Provision for uncollectible accounts	4,174	2,996
Debt retirement costs	—	19,282
Loss (gain) on sale of assets	(200)	27
Share-based compensation	2,326	—
Minority interest in income of subsidiaries	2,520	2,309
Distributions to minority interest partners	(2,439)	(1,968)
Deferred income taxes	7,222	4,029
Excess tax benefit from exercise of stock options	(5,774)	—
Other	(750)	(337)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,500)	(7,009)
Increase in inventory, prepaid expenses and other assets	(6,816)	(5,796)
Increase (decrease) in accounts payable and other accrued liabilities	(2,507)	4,439
Decrease in accrued payroll and related liabilities	(1,928)	(3,862)
Increase (decrease) in accrued interest	8	(1,251)
Decrease in prepaid income taxes	567	13,161

Net cash provided by operating activities	90,738	91,214

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(37,612)	(83,702)
Real estate acquired in connection with business acquisitions	(2,872)	(2,929)
Property and equipment additions	(23,800)	(22,725)
Proceeds from sale of assets	533	368
Other	268	3,540

Net cash used in investing activities	(63,483)	(105,448)

Cash flows from financing activities:
Repayment of long-term obligations	(64,106)	(445,721)
Proceeds from the issuance of long-term obligations	—	475,000
Payment of financing costs	—	(3,257)
Proceeds from issuance of common stock under stock option plans	5,410	1,749
Excess tax benefit from exercise of stock options	5,774	—

Net cash provided by (used in) financing activities	(52,922)	27,771

Increase (decrease) in cash and cash equivalents	(25,667)	13,537
Cash and cash equivalents at beginning of period	58,488	30,964

Cash and cash equivalents at end of period	$32,821	$44,501

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1. General
     The accompanying unaudited, condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and notes thereto included in our 2005 annual report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
2. Acquisitions
     During the nine months ended September 30, 2006, we acquired 17 animal hospitals, four of which were merged into existing animal hospitals, two laboratories, one of which was merged into an existing laboratory, and a lab-related business that we will utilize in our laboratory operations. The following table summarizes the aggregate consideration, including acquisition costs, paid by us for those acquisitions that occurred during the nine months ended September 30, 2006 and the allocation of the purchase price (in thousands):

Consideration:
Cash	$35,812
Notes payable and other liabilities assumed	4,844

Total	$40,656

Purchase Price Allocation:
Tangible assets	$4,371
Identifiable intangible assets (1)	6,932
Goodwill (2)	29,353

Total	$40,656

(1)	The acquired identifiable intangible assets have a weighted-average useful life of approximately 19 years and are comprised of non-contractual customer relationships of $4.9 million (25-year weighted-average useful life), covenants not-to-compete of $2.0 million (five-year weighted-average useful life) and client lists of $14,000 (three-year weighted-average useful life).

(2)	We expect that $25.6 million of the goodwill recorded for these acquisitions will be fully deductible for income tax purposes.
  Other Acquisition Payments
     In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. We paid $1.7 million to sellers for the unused portion of holdbacks during the nine months ended September 30, 2006.

3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2006 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of December 31, 2005	$94,246	$473,038	$19,160	$586,444
Goodwill acquired	877	28,476	—	29,353
Other (1)	—	8	—	8
Goodwill related to sale of animal hospitals	—	(21)	—	(21)

Balance as of September 30, 2006	$95,123	$501,501	$19,160	$615,784

(1)	Comprised of purchase price adjustments.
     In addition to goodwill, we have amortizable intangible assets at September 30, 2006 and December 31, 2005 as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$12,231	$(5,761)	$6,470	$11,145	$(4,970)	$6,175
Non-contractual customer relationships	8,313	(1,346)	6,967	3,235	(701)	2,534
Technology	1,270	(504)	766	1,270	(314)	956
Trademarks	569	(113)	456	569	(70)	499
Contracts	397	(207)	190	397	(129)	268
Client lists	464	(307)	157	461	(158)	303

Total	$23,244	$(8,238)	$15,006	$17,077	$(6,342)	$10,735

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Aggregate amortization expense	$933	$796	$2,661	$2,393

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of September 30, 2006 is as follows (in thousands):

Remainder of 2006	$906
2007	3,398
2008	2,777
2009	1,733
2010	997
Thereafter	5,195

Total	$15,006

4. Share-Based Compensation Plans
  Stock Incentive Plans
     At September 30, 2006, there were 5,389,377 shares of common stock issuable upon exercise of outstanding options granted under our existing stock incentive plans. We maintain three plans, the 1996 Stock Incentive Plan, or the 1996 Plan, the 2001 Stock Incentive Plan, or the 2001 Plan, and the 2006 Equity Incentive Plan, or the 2006 Plan. New options and other stock awards may only be granted under the 2006 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2006 Plan to our employees, directors, consultants and those of our affiliates is (a) 6,490,412 shares of common stock; plus (b) any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. At September 30, 2006, all of these shares were available for grant. Outstanding options granted under our plans typically vest over periods that range from two to four years and expire between seven and ten years from the date of grant.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. SFAS No. 123R requires us to measure the cost of share-based payments granted to our employees and directors, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123R using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.
     The effect of adopting SFAS No. 123R on our condensed, consolidated financial statements for the three and nine months ended September 30, 2006 is as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Share-based compensation:
Laboratory direct cost	$172	$492
Laboratory selling, general and administrative expense	128	382
Animal hospital selling, general and administrative expense	376	807
Corporate selling, general and administrative expense	205	645

	881	2,326
Tax benefit	(334)	(878)

Net decrease in net income	$547	$1,448

Effect on:
Basic earnings per common share	$0.01	$0.01

Diluted earnings per common share	$—	$0.01

Effect on:
Cash flows from operating activities		$(5,774)

Cash flows from financing activities		$5,774

     No share-based compensation was recognized during the three and nine months ended September 30, 2005, however, the following table presents net income and earnings per common share as if we had recognized share-based compensation using the fair-value-based method (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$22,257	$50,765
Deduct: Total share-based compensation determined under fair-value-based method for all awards, net of tax	(503)	(4,457)

Pro forma net income	$21,754	$46,308

Earnings per common share:
Basic — as reported	$0.27	$0.62
Basic — pro forma	$0.26	$0.56

Diluted — as reported	$0.26	$0.61
Diluted — pro forma	$0.26	$0.55
     Prior to the adoption of SFAS No. 123R, we reported all income tax benefits resulting from the exercise of stock options as cash provided by operating activities on our condensed, consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. As such, the $5.8 million excess tax benefit classified as a financing activity on our condensed, consolidated statement of cash flows for the nine months ended September 30, 2006 would have been recognized as an operating activity if we had not adopted SFAS No. 123R.
  Calculation of Fair Value
     The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. There were 39,341 options granted during the nine months ended September 30, 2006 with a weighted-average fair value of $10.97. The weighted-average fair value of options granted during the nine months ended September 30, 2005 was $8.05. No options were granted during the three months ended September 30, 2006 and 2005. The following assumptions were used to determine the fair value of those options granted during the nine months ended September 30, 2006 and 2005:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Expected volatility (1)	35.5%	39.1% to 39.6%
Weighted-average volatility (1)	35.5%	39.5%
Expected dividends	0.0%	0.0%
Expected term (2)	4.3 years	5 years
Risk-free rate (3)	4.99%	3.9% to 4.2%

(1)	We estimate the volatility of our common stock on the date of grant based on historical volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimated the expected term based on the simplified method permitted under SEC Staff Accounting Bulletin, or SAB, No. 107.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.
     We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

Stock Option Activity
     A summary of our stock option activity for all share-based compensation plans during the nine months ended September 30, 2006 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at January 1, 2006	6,090	$14.58
Granted	39	30.70
Exercised	(701)	7.72
Canceled	(39)	16.50

Options outstanding at September 30, 2006	5,389	$15.58	5.3	$110,382

Options exercisable at September 30, 2006	4,372	$15.58	5.4	$89,552

Options expected to vest at September 30, 2006	991	$15.57	4.5	$20,300

     The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $16.5 million and the total tax benefit realized on the options exercised was $6.5 million.
     At September 30, 2006, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.9 years.
5. Long-Term Obligations and Interest Rate Hedging Agreements
     During the nine months ended September 30, 2006, we prepaid $60.0 million of our senior term notes.
     In June 2006, we entered into a no-fee swap agreement with a fixed interest rate of 5.51% and a set notional amount of $50.0 million to hedge against the risk of increasing interest rates.
     At September 30, 2006, we had four no-fee swap agreements with an aggregate notional amount of $200.0 million, a weighted-average fixed-interest rate of 4.4% and a fair market value of $1.4 million. At December 31, 2005, we had three no-fee swap agreements with an aggregate notional amount of $150.0 million, a weighted- average fixed-interest rate of 4.0% and a fair market value of $2.2 million. The fair market value of these no-fee swap agreements is included in prepaid expenses and other in our condensed, consolidated balance sheets. As of September 30, 2006, all four of our no-fee swap agreements qualify for hedge accounting.
6. Income Taxes
     In prior periods we recognized contingent liabilities for differences between the probable tax bases and the as-filed tax bases of certain assets and liabilities. These amounts totaled $6.8 million and were recorded in other liabilities in our condensed, consolidated balance sheets at December 31, 2005. During the first quarter of 2006, we determined that these contingencies no longer existed due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million.

7. Calculation of Earnings per Common Share
     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$26,977	$22,257	$86,189	$50,765

Weighted-average common shares outstanding:
Basic	83,339	82,526	83,092	82,364
Effect of dilutive potential common shares:
Stock options	1,848	1,493	1,772	1,454

Diluted	85,187	84,019	84,864	83,818

Basic earnings per common share	$0.32	$0.27	$1.04	$0.62

Diluted earnings per common share	$0.32	$0.26	$1.02	$0.61

8. Lines of Business
     We have four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells ultrasound and digital radiography imaging equipment, related computer hardware, software and ancillary services to the veterinary market. The Corporate segment provides selling, general and administrative support services for the other segments.
     The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2005 annual report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of the segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended September 30, 2006
External revenue	$60,261	$183,592	$7,779	$—	$—	$251,632
Intercompany revenue	5,793	—	1,177	—	(6,970)	—

Total revenue	66,054	183,592	8,956	—	(6,970)	251,632
Direct costs	36,041	146,132	5,530	—	(6,536)	181,167

Gross profit	30,013	37,460	3,426	—	(434)	70,465
Selling, general and administrative expense	4,350	5,161	2,534	6,901	—	18,946
Loss (gain) on sale of assets	6	(3)	—	—	—	3

Operating income (loss)	$25,657	$32,302	$892	$(6,901)	$(434)	$51,516

Depreciation and amortization	$1,221	$3,577	$315	$424	$(41)	$5,496
Capital expenditures	$2,388	$4,747	$404	$1,354	$(160)	$8,733

Three Months Ended September 30, 2005
External revenue	$51,600	$167,815	$9,827	$—	$—	$229,242
Intercompany revenue	4,955	—	768	—	(5,723)	—

Total revenue	56,555	167,815	10,595	—	(5,723)	229,242
Direct costs	31,478	133,571	6,881	—	(5,332)	166,598

Gross profit	25,077	34,244	3,714	—	(391)	62,644
Selling, general and administrative expense	3,636	4,072	2,806	7,880	—	18,394
Loss on sale of assets	—	115	—	—	—	115

Operating income (loss)	$21,441	$30,057	$908	$(7,880)	$(391)	$44,135

Depreciation and amortization	$1,025	$3,383	$320	$454	$(20)	$5,162
Capital expenditures	$3,080	$4,214	$191	$915	$(356)	$8,044

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Nine Months Ended September 30, 2006
External revenue	$177,964	$540,117	$22,881	$—	$—	$740,962
Intercompany revenue	17,100	—	2,467	—	(19,567)	—

Total revenue	195,064	540,117	25,348	—	(19,567)	740,962
Direct costs	103,977	430,409	16,276	—	(18,648)	532,014

Gross profit	91,087	109,708	9,072	—	(919)	208,948
Selling, general and administrative expense	12,793	15,107	7,734	21,681	—	57,315
Loss (gain) on sale of assets	14	(214)	—	—	—	(200)

Operating income (loss)	$78,280	$94,815	$1,338	$(21,681)	$(919)	$151,833

Depreciation and amortization	$3,373	$10,674	$1,089	$1,320	$(109)	$16,347
Capital expenditures	$5,352	$16,124	$489	$2,294	$(459)	$23,800

Nine Months Ended September 30, 2005
External revenue	$154,532	$449,128	$19,029	$—	$—	$622,689
Intercompany revenue	13,739	—	1,408	—	(15,147)	—

Total revenue	168,271	449,128	20,437	—	(15,147)	622,689
Direct costs	91,947	357,332	14,026	—	(14,522)	448,783

Gross profit	76,324	91,796	6,411	—	(625)	173,906
Selling, general and administrative expense	10,347	11,582	6,295	19,719	—	47,943
Loss on sale of assets	—	27	—	—	—	27

Operating income (loss)	$65,977	$80,187	$116	$(19,719)	$(625)	$125,936

Depreciation and amortization	$2,805	$9,034	$921	$1,223	$(36)	$13,947
Capital expenditures	$5,941	$13,081	$436	$4,014	$(747)	$22,725

At September 30, 2006
Total assets	$165,740	$655,457	$47,158	$74,308	$(4,291)	$938,372

At December 31, 2005
Total assets	$146,902	$614,492	$47,114	$90,977	$(2,412)	$897,073

9. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for our company on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to our annual consolidated financial statements for the fourth quarter of 2006. We are currently assessing the impact of adopting SAB No. 108, however, we do not expect that it will have a material effect on our consolidated financial statements.
10. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements, incidental to the ordinary course of our business. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2005 annual report on Form 10-K. We also have contingencies, which are discussed below.
   a. Earn-out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $413,000.
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

Introduction
     The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item I of this quarterly report on Form 10-Q. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report including new factors discussed in “Risk Factors,” Part II, Item 1A and in our annual report on Form 10-K, particularly in “Risk Factors,” Part I, Item 1A of that report.
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of November 7, 2006, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 7, 2006 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our four reportable segments are discussed below.
     Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2006, our laboratory network consisted of 33 laboratories serving all 50 states.
     Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2006, our animal hospital network consisted of 376 animal hospitals in 37 states.
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
Executive Overview
     Our operating results for the three and nine months ended September 30, 2006 were marked by continued growth in our laboratory and animal hospital operating segments. During the three months ended September 30, 2006, our consolidated revenue increased 9.8% to $251.6 million, our consolidated gross profit margin was 28.0% compared to 27.3% in the same prior year quarter, and our consolidated operating income margin was 20.5% compared to 19.3% in the same prior year quarter. During the nine months ended September 30, 2006, our consolidated revenue increased 19% to $741.0 million, our consolidated gross profit margin was 28.2% compared to 27.9% in the same prior year period, and our consolidated operating income margin was 20.5% compared to 20.2% in the same prior year period. Our consolidated margins were impacted by the adoption of Statement of Financial

Accounting Standards, or SFAS, No. 123R, Share-Based Payment, on January 1, 2006, which resulted in a pre-tax non-cash compensation charge of $881,000 and $2.3 million for the three and nine months ended September 30, 2006, respectively.
   Acquisitions and Facilities
     Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with our strategy, we acquired 17 independent animal hospitals, two laboratories and a lab-related business during the nine months ended September 30, 2006. The following table summarizes the changes in the number of facilities operated by our laboratory and animal hospital segments:

Laboratories:
Facilities at December 31, 2005	31
Acquisitions	2
Acquisitions relocated into a laboratory operated by us	(1)
New facilities	1

Facilities at September 30, 2006	33

Animal hospitals:
Facilities at December 31, 2005	367
Acquisitions	17
Acquisitions relocated into hospitals operated by us	(4)
Sold or closed	(4)

Facilities at September 30, 2006	376

     Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Laboratory	26.3%	24.7%	26.3%	27.0%
Animal hospital	73.0	73.2	72.9	72.1
Medical technology	3.6	4.6	3.4	3.3
Intercompany	(2.9)	(2.5)	(2.6)	(2.4)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	72.0	72.7	71.8	72.1

Gross profit	28.0	27.3	28.2	27.9
Selling, general and administrative expense	7.5	8.0	7.7	7.7
Gain on sale of assets	—	—	—	—

Operating income	20.5	19.3	20.5	20.2
Interest expense, net	2.4	2.7	2.5	3.0
Debt retirement costs	—	—	—	3.1
Other expense	0.1	—	—	—
Minority interest in income of subsidiairies	0.3	0.3	0.3	0.4

Income before provision for income taxes	17.7	16.3	17.7	13.7
Provision for income taxes	7.0	6.6	6.1	5.5

Net income	10.7%	9.7%	11.6%	8.2%

   Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Laboratory	$66,054	$56,555	16.8%	$195,064	$168,271	15.9%
Animal hospital	183,592	167,815	9.4%	540,117	449,128	20.3%
Medical technology	8,956	10,595	(15.5)%	25,348	20,437	24.0%
Intercompany	(6,970)	(5,723)	21.8%	(19,567)	(15,147)	29.2%

Total revenue	$251,632	$229,242	9.8%	$740,962	$622,689	19.0%

   Laboratory Revenue
     Laboratory revenue increased $9.5 million for the three months ended September 30, 2006 and increased $26.8 million for the nine months ended September 30, 2006 as compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Internal growth:
Number of requisitions (1)	2,786	2,397	16.2%	8,387	7,232	16.0%
Average revenue per requisition (2)	$23.39	$23.59	(0.8)%	$23.09	$23.27	(0.8)%

Total internal revenue (1)	$65,177	$56,555	15.2%	$193,674	$168,271	15.1%
Acquired revenue (3)	877	—		1,390	—

Total	$66,054	$56,555	16.8%	$195,064	$168,271	15.9%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the revenue of the laboratory acquired on May 1, 2006 and the laboratory acquired on September 1, 2006.
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

   Animal Hospital Revenue
     Animal hospital revenue increased $15.8 million for the three months ended September 30, 2006 and increased $91.0 million for the nine months ended September 30, 2006 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Same-store facilities:
Orders (1)(2)	1,308	1,345	(2.8)%	3,319	3,411	(2.7)%
Average revenue per order (3)	$133.28	$123.65	7.8%	$130.81	$120.78	8.3%

Same-store revenue (1)	$174,297	$166,321	4.8%	$434,238	$411,981	5.4%
Business day adjustment (4)	—	—		1,666	—
Net acquired revenue (5)	9,295	1,494		104,213	37,147

Total	$183,592	$167,815	9.4%	$540,117	$449,128	20.3%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for the newly acquired animal hospitals that we did not own a full 12 months from the beginning of the applicable period and adjusted for the impact resulting from any differences in the number of business days in the periods presented. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The business day adjustment reflects the impact of one additional business day for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2005 for the three months ended September 30, 2006, and January 1, 2005 for the nine months ended September 30, 2006. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods from this date through the end of the applicable period.
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
   Medical Technology Revenue
     Medical technology revenue was $9.0 million and $10.6 million for the three months ended September 30, 2006 and 2005, respectively, and $25.3 million and $20.4 million for the nine months ended September 30, 2006 and 2005, respectively. Revenue for the nine months ended September 30, 2006 increased as compared to the same period in the prior year due to sales of our digital radiography imaging equipment. Although we sold more digital radiography imaging units during the three months ended September 30, 2006 as compared to the same period in the prior year, our revenue decreased because of the increase in the number of sales where the total sales revenue was deferred and will be recognized over the support period. This increase in the number of sales deferred was the result of a change in support programs provided to certain customers.

     Sales of our ultrasound imaging equipment declined during the three and nine months ended September 30, 2006 as compared to the same periods in the prior year. This decline is attributed to the sale of our digital radiography imaging equipment, which was first introduced at the end of 2004. Our sales force has invested significant time and resources related to the introduction and rollout of our digital radiography imaging equipment, which has shifted some focus away from the sale of our ultrasound imaging equipment.
     At September 30, 2006, we had deferred revenue of $11.2 million, $10.0 million of which related to sales of our digital radiography imaging equipment.
   Intercompany Revenue
     For the three and nine months ended September 30, 2006, $5.8 million and $17.1 million of our laboratory revenue was intercompany revenue that was generated by providing laboratory services to our animal hospitals compared to $5.0 million and $13.7 million in the same periods of the prior year. For the three and nine months ended September 30, 2006, $1.2 million and $2.5 million, respectively, of our medical technology revenue was intercompany revenue that was generated by providing products and services to our animal hospitals compared to $768,000 and $1.4 million in the same periods of the prior year. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if they were conducted with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross profit margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		Gross		Gross			Gross		Gross
		Profit		Profit	%		Profit		Profit	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$30,013	45.4%	$25,077	44.3%	19.7%	$91,087	46.7%	$76,324	45.4%	19.3%
Animal hospital	37,460	20.4%	34,244	20.4%	9.4%	109,708	20.3%	91,796	20.4%	19.5%
Medical technology	3,426	38.3%	3,714	35.1%	(7.8)%	9,072	35.8%	6,411	31.4%	41.5%
Intercompany	(434)		(391)			(919)		(625)

Total gross profit	$70,465	28.0%	$62,644	27.3%	12.5%	$208,948	28.2%	$173,906	27.9%	20.1%

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
     Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross profit margins at the time of acquisition than those previously operated by us. These lower gross profit margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in animal hospital revenue, increased operating leverage and our integration efforts.
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
     The increase in medical technology gross profit margin was primarily the result of a change in the mix of products and services sold. Specifically, revenue from the sale of our digital radiography imaging equipment, which has a higher gross profit margin than our other products and services, has increased as a percentage of our total medical technology revenue.
     At September 30, 2006, we had deferred revenue and costs of $11.2 million and $5.2 million, respectively. Included in these amounts at September 30, 2006 was $10.0 million of deferred revenue and $5.2 million of deferred costs related to sales of our digital radiography imaging equipment.
   Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense, or SG&A, and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006		2005			2006		2005
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$4,350	6.6%	$3,636	6.4%	19.6%	$12,793	6.6%	$10,347	6.1%	23.6%
Animal hospital	5,161	2.8%	4,072	2.4%	26.7%	15,107	2.8%	11,582	2.6%	30.4%
Medical technology	2,534	28.3%	2,806	26.5%	(9.7)%	7,734	30.5%	6,295	30.8%	22.9%
Corporate	6,901	2.7%	7,880	3.4%	(12.4)%	21,681	2.9%	19,719	3.2%	9.9%

Total SG&A	$18,946	7.5%	$18,394	8.0%	3.0%	$57,315	7.7%	$47,943	7.7%	19.5%

   Laboratory SG&A
     Laboratory SG&A consists primarily of salaries of sales, administrative and accounting personnel, selling, marketing and promotional expense.
     The increase in laboratory SG&A was primarily attributed to increasing our sales force and marketing efforts, commission payments as a result of an increase in revenue, and recognizing $128,000 and $382,000 of share-based compensation for the three and nine months ended September 30, 2006, respectively, as a result of adopting SFAS No. 123R on January 1, 2006.
   Animal Hospital SG&A
     Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.

     The increase in animal hospital SG&A was primarily attributed to expanding the animal hospital administrative operations to absorb the recent acquisitions and recognizing $376,000 and $807,000 of share-based compensation for the three and nine months ended September 30, 2006, respectively, as a result of adopting SFAS No. 123R on January 1, 2006.
   Medical Technology SG&A
     Medical technology SG&A consists primarily of salaries of sales, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.
     The increase in medical technology SG&A for the nine months ended September 30, 2006 as compared to the same period in the prior year was primarily attributed to increasing our sales force and administrative support, and commission payments as a result of an increase in revenue. The decrease in medical technology SG&A for the three months ended September 30, 2006 as compared to the same period in the prior year was attributed to a decrease in certain selling costs.
   Corporate SG&A
     Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense, occupancy costs and corporate depreciation.
     We have expanded our corporate office and will continue to do so in order to absorb recent and future acquisitions. The increase in corporate SG&A for the nine months ended September 30, 2006 as compared to the same period in the prior year was the result of such expansion. This increase was partially offset by one-time integration costs incurred during 2005 in connection with the acquisition of Pet’s Choice, Inc.
     The decrease in Corporate SG&A for the three months ended September 30, 2006 as compared to the same period in the prior year was attributed to the one-time integration costs described above and a decrease in legal and accounting fees.
   Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest expense:
Senior term notes	$6,597	$5,847	$19,515	$12,488
9.875% senior subordinated notes	—	—	—	6,342
Interest rate hedging agreements	(484)	190	(1,054)	75
Capital leases and other	432	453	1,041	863
Amortization of debt costs	73	132	299	482

	6,618	6,622	19,801	20,250
Interest income	534	588	1,478	1,468

Total interest expense, net of interest income	$6,084	$6,034	$18,323	$18,782

     The change in interest expense was primarily attributed to our debt refinancing transactions, which we discuss in the Liquidity and Capital Resources section of our 2005 annual report on Form 10-K, and changes in LIBOR.
   Provision for Income Taxes
     The effective tax rate for the three and nine months ended September 30, 2006 was 39.4% and 34.2%, respectively, and reflects a lower weighted-average state statutory tax rate when compared to the comparable prior year periods due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax. The effective tax rate for the nine months ended September 30, 2006 also reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a change to our estimated tax liabilities. We estimate that our effective tax rate for the three months ended December 31, 2006 will approximate 39.4%.
     Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$90,738	$91,214
Investing activities	(63,483)	(105,448)
Financing activities	(52,922)	27,771

Increase (decrease) in cash and cash equivalents	(25,667)	13,537
Cash and cash equivalents at beginning of year	58,488	30,964

Cash and cash equivalents at end of period	$32,821	$44,501

   Cash Flows from Operating Activities
     Net cash provided by operating activities decreased $476,000 in the nine months ended September 30, 2006 as compared to the same period in the prior year. Although we experienced growth in our core segments through acquisitions and internal growth, cash flows from operating activities declined primarily due to an increase in taxes paid of $26.5 million and changes in working capital. Also contributing to the decline in cash flows from operating activities was a $5.8 million excess tax benefit from the exercise of stock options. SFAS No. 123R, which we adopted on January 1, 2006, requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Excess tax benefits in periods prior to 2006 were classified as an operating activity.
     Significant increases in interest rates may materially impact our operating cash flows in future periods because of the variable-rate nature of our senior term notes.
   Cash Flows from Investing Activities
     Net cash used in investing activities primarily consisted of cash used for acquisitions and expenditures for property and equipment.
     Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year for a total purchase price of approximately $30.0 million to $35.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, we acquired 17 hospitals, two laboratories and a lab-related business in 2006 for total cash consideration of $35.8 million. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. For the remaining three months of 2006, we intend to spend approximately $10.0 million for animal hospital acquisitions and $10.0 million to $15.0 million for property and equipment.
   Cash Flows from Financing Activities
     Net cash used in financing activities during the nine months ended September 30, 2006 consisted primarily of cash used to repay our long-term obligations, including $60.0 million to prepay a portion of our senior term notes. This use of cash was partially offset by a $5.8 million excess tax benefit from the exercise of stock options. SFAS No. 123R, which we adopted on January 1, 2006, requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Excess tax benefits in periods prior to 2006 were classified as an operating activity. Our financing activities during the nine months ended September 30, 2005 reflects $475.0 million in borrowings used to retire our existing senior term notes and 9.875% senior subordinated notes aggregating $404.1 million, and to fund the acquisition of Pet’s Choice, Inc. on July 1, 2005. In addition, we used $35.0 million to prepay a portion of our senior term notes in August 2005.
   Future Cash Requirements
     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2006 (1)	2007	2008	2009	2010	Thereafter
Long-term debt	$376,544	$1,282	$5,377	$4,181	$3,879	$3,880	$357,945
Capital lease obligations	15,479	255	1,039	1,070	1,144	1,283	10,688
Operating leases	500,500	7,685	30,650	30,543	30,297	28,850	372,475
Fixed cash interest expense	6,917	351	1,257	1,329	1,069	767	2,144
Variable cash interest expense (2)	122,651	6,632	26,265	26,457	26,547	26,630	10,120
Swap agreements (2)	(3,476)	(613)	(1,994)	(795)	(74)	—	—
Purchase obligations	54,548	7,718	13,759	8,383	8,942	9,744	6,002
Other long-term liabilities (3)	46,761	—	65	65	65	—	46,566
Earn-out payments (4)	413	—	363	50	—	—	—

	$1,120,337	$23,310	$76,781	$71,283	$71,869	$71,154	$805,940

(1)	Consists of the period from October 1, 2006 through December 31, 2006.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a fixed 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the fixed-rate portion) will be 7.1%, 7.1%, 7.2%, 7.3%, 7.4% and 7.5% for years 2006 through thereafter, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2005 annual report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $38.3 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility, will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.
   Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2006, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
     The senior credit facility defines the fixed-charge coverage ratio as that ratio which is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At September 30, 2006, we had a fixed-charge coverage ratio of 1.85 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.

     The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement. At September 30, 2006, we had a leverage ratio of 1.86 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.
   Interest Rate Hedging Agreements
     We have swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates, or LIBOR, and the same set notional principal amounts. We entered into these swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these swap agreements has been factored into our future contractual cash requirements table above. A summary of the swap agreements existing at September 30, 2006 is as follows:

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
   Description of Indebtedness
   Senior Credit Facility
     At September 30, 2006, we had $373.6 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
   Other Debt
     At September 30, 2006, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $18.4 million.
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
   Valuation of Goodwill
     Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at September 30, 2006 was $615.8 million, consisting of $95.1 million for our laboratory segment, $501.5 million for our animal hospital segment and $19.2 million for our medical technology segment.
     Annually, and upon material changes in our operating environment, we test our goodwill for impairment by comparing the fair market value of our reporting units, laboratory, animal hospital and medical technology, to their respective net book value. At December 31, 2005, the estimated fair market value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that our goodwill was not impaired. In addition, we have not tested our goodwill for impairment since December 31, 2005 due to our assessment that there were no material changes in our operating environment.
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
     We also assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities. At December 31, 2005, we had contingent liabilities of $6.8 million recorded in other liabilities in our condensed, consolidated balance sheet related to such differences. During the first quarter of 2006, we determined that these contingencies no longer existed due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million.
     Effective January 1, 2007, we will be required to assess any uncertain tax positions using the recognition threshold and measurement attribute prescribed by the Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48. See discussion of FIN 48 below under Recent Accounting Pronouncements.

Recent Accounting Pronouncements
     Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires us to measure the cost of share-based payments to employees including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. Although the cost recognized as a result of adopting SFAS No. 123R is non-cash, our operating results, including our margins, net income, earnings per common share and operating cash flows, will be negatively impacted in future periods. See Note 4, Share-Based Compensation Plans, of our condensed, consolidated financial statements for a detailed discussion of our adoption of SFAS No. 123R.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for our company on January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to our annual consolidated financial statements for the fourth quarter of 2006. We are currently assessing the impact of adopting SAB No. 108, however we do not expect that it will have a material effect on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2006, we had borrowings of $373.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%	5.51%
Notional amount	$50.0 million	$50.0 million	$50.0 million	$50.0 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes
     These swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending September 30, 2007, for every 1.0% increase in LIBOR we will pay an additional $2.0 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.0 million in interest expense.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2005 annual report on Form 10-K except for the risk factors described below.

   We may have to write-off certain capitalized software development costs
     We are currently in the process of internally developing software that will be used in our animal hospitals. Costs related directly to the software design, coding, testing and installation will be capitalized and amortized over the expected life of the software when it is deployed. To the extent that we are unable to realize the benefits of this software, we may have to write-off a portion or all of the capitalized costs, which may have an adverse effect on our operating results.
   Failure to receive products and/or supplies in a timely manner will have a negative impact on our operating results
     Our operations depend, in some cases, on the ability of single source suppliers or a limited number of suppliers, to deliver products and supplies on a timely basis. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring products and/or supplies in the quantities and of the quality needed. Shortages in the availability of products and/or supplies for an extended period of time will have a negative impact on our operating results.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2006.

Date: November 7, 2006	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.