Form 10-K
period 2006-12-31
VCA ANTECH INC
filed 2007-03-01
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16783

VCA Antech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4097995
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
12401 West Olympic Boulevard, Los Angeles, California	90064-1022 (Zip code)
(Address of principal executive offices)

(310) 571-6500
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2006, was approximately $2.6 billion, computed by reference to the price of $31.93 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2006 was 80,850,999 shares.

Total common stock outstanding at February 26, 2007 was 83,628,292 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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

General

We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to the veterinary market.

Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories, consisting of 33 laboratories at December 31, 2006, serves all 50 states and provides diagnostic testing for over 15,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals, consisting of 379 at December 31, 2006, is supported by more than 1,300 veterinarians and had over 5.4 million patient visits in 2006. Our medical technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

We were formed in 1986 as a Delaware corporation. Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for animal hospital services are due at the time of service. For example, in 2006 over 95% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged only 1% of total revenue.

The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworm and ticks, and the number of daylight hours.

Diagnostic Laboratory Industry

Veterinarians use laboratory tests to treat animals by diagnosing and monitoring illnesses and conditions through the detection of substances in urine, tissue, fecal and blood samples, and other specimens. As is the case with the physician treating a human patient, laboratory diagnostic testing is becoming a routine diagnostic tool used by the veterinarian.

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

Well-capitalized animal hospital operators have the opportunity to supplement their internal growth with selective acquisitions. We believe the extremely fragmented animal hospital industry is consolidating due to:

•	the purchasing, marketing and administrative cost advantages that can be realized by a large, multiple location, multi-doctor veterinary provider;

•	the cost of financing equipment purchases and upgrading technology necessary for a successful practice;

•	the desire of veterinarians to focus on practicing veterinary medicine, rather than spending large portions of their time performing the administrative tasks necessary to operate an animal hospital;

•	the choice of some owners of animal hospitals to diversify their investment portfolio by selling all or a portion of their investment in the animal hospital; and

•	the appeal to many veterinarians of the benefits and flexible work schedule that is not typically available to a sole practitioner or single-site provider.

Medical Technology Industry

Veterinarians use radiography and ultrasound imaging equipment to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. Digital radiography imaging equipment utilizes high frequency electromagnetic waves to capture x-ray images that are then digitized and stored in digital format. Ultrasound imaging equipment utilizes high frequency sound waves and echoes to display a two-dimensional image of the tissue being examined. Veterinarians can display images created by digital radiography and ultrasound imaging equipment on computer monitors, manipulate the images, store them electronically and transmit in digital format over the Internet with additional computer hardware and software.

We believe that the use of digital radiography and ultrasound imaging equipment provides advantages to veterinarians when compared to other imaging equipment for the following reasons:

•	the ability to see greater detail and manipulate images, which assists in the diagnosis of illnesses and injuries and improves the quality of care;

•	the ability to transmit images over the Internet to facilitate consultation with a specialist;

•	improved efficiencies, including the ability to easily store and retrieve images electronically; and

•	the reduction of costs associated with the purchasing, processing, storing, filing and retrieving of conventional film used by traditional x-ray equipment.

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare services through our diagnostic laboratory, animal hospital and medical technology segments. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in the veterinary laboratory and animal hospital markets positions us to capitalize on favorable growth trends in the animal healthcare services industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. Our medical technology segment seeks to leverage off our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Our laboratory and animal hospital operations utilize enterprise-wide management information systems. We believe that these common systems enable us to more effectively manage the key operating metrics that drive our business. With the aid of these systems, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $35.0 million to $40.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Diagnostic Laboratories

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states. Our laboratory network services a diverse customer base of over 15,000 clients including animal hospitals we operate, which accounted for 9% of total laboratory revenue in 2006.

Services

Our diagnostic spectrum includes over 300 different tests in the area of chemistry, pathology, endocrinology, serology, hematology and microbiology, as well as tests specific to particular diseases. We do not conduct experiments on animals.

Although modified to address the particular requirements of the species tested, the tests performed in our veterinary laboratories are similar to those performed in human clinical laboratories and utilize similar laboratory equipment and technologies. We believe that the growing concern for animal health, combined with the movement of veterinary medicine toward increasing specialization, may result in the migration of additional areas of human testing into the veterinary field.

Given the recent advancements in veterinary-medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our specialists to interpret test results to aid in the diagnosis of illnesses and to suggest possible treatment alternatives. Our diagnostic experts include veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. Because of our specialist support, we believe the quality of our service further distinguishes our laboratory services as a premiere service provider.

Laboratory Network

We operate 33 veterinary diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full-testing menu;

•	secondary laboratories that are open 24 hours per day and offer a wide-testing menu servicing large metropolitan areas; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, picking up requisitions daily through an extensive network of drivers and independent couriers. Customers outside our transportation network use Federal Express to send specimens to our laboratory just outside of Memphis, Tennessee, which permits rapid and cost-efficient testing because of the proximity to the primary sorting facility of Federal Express.

In 2006, we derived 71% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

Sales, Marketing and Client Service

Our full-time sales and field-service representatives market laboratory services and maintain relationships with existing customers. Our sales force is commission-based and organized along geographic regions. We support our sales efforts by strengthening our industry-leading team of specialists, developing marketing literature, attending trade shows, participating in trade associations and providing educational services to veterinarians. Our client-service representatives respond to customer inquiries, provide test results and, when appropriate, introduce the customer to other services offered by the laboratory.

Animal Hospitals

At December 31, 2006, we operated 379 animal hospitals in 37 states that were supported by over 1,300 veterinarians. Our nationwide network of freestanding, full-service animal hospitals has facilities located in the following states:

California	74
Texas*	42
Washington*	31
Florida	23
New York*	22
Illinois	16
Arizona	14
Pennsylvania	11
Indiana	10
Michigan	10
New Jersey*	10
Oregon*	10
Colorado	9
Massachusetts	9
Maryland	8
Nevada	8
Oklahoma	8
Virginia	8
Ohio*	7
North Carolina*	6
Alaska	5
New Mexico	5
Minnesota*	5
Delaware	4
Connecticut	3
Hawaii	3
Nebraska*	3
Wisconsin	3
Georgia	2
Louisiana*	2
Missouri	2
Alabama*	1
New Hampshire*	1
South Carolina	1
Utah	1
Vermont	1
West Virginia*	1

*	States with laws that prohibit corporations from providing veterinary-medical care. In these states we provide administrative and support services to veterinary-medical groups pursuant to management agreements.

We seek to provide quality care in clean, attractive facilities that are generally open between 10 to 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square-foot, freestanding facility in an attractive location;

•	has annual revenue between $1.0 million and $2.0 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over ten years.

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

As part of the growth strategy of our animal hospital business, we intend to continue our selective acquisition strategy by identifying high-quality practices where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing hospital base. Acquisitions will be used to both expand existing markets and enter new geographical areas. We intend primarily to use cash in our acquisitions, but we may use debt or stock to the extent we deem appropriate.

Personnel

Our animal hospitals generally employ a staff of between 10 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical-support personnel, three to five veterinarians, a hospital manager who supervises the day-to-day activities of the facility, and a small office staff.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 10 of our facilities, which train approximately 80 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

We seek to establish an environment that supports the veterinarian in the delivery of quality medicine and fosters professional growth through increased patient flow and a diverse case mix, continuing education, state-of-the-art equipment and access to specialists. We believe our hospitals offer attractive employment opportunities to veterinarians because of our professional environment, competitive compensation, management opportunities, employee benefits not generally available to a sole practitioner, flexible work schedules that accommodate personal lifestyles and the ability to relocate to different regions of the country.

We have established a medical advisory board to support our operations. Our advisory board, under the direction of our Chief Medical Officer, recommends medical standards for our network of animal hospitals and is comprised of veterinarians recognized for their outstanding knowledge and reputations in the veterinary field. Our advisory board members represent both the different geographic regions in which we operate and the medical specialties practiced by our veterinarians; and three members are faculty members at highly-ranked veterinary colleges. Additionally, our regional medical directors, a group of highly experienced clinicians, are also closely involved in the development and implementation of our medical programs.

Marketing

We primarily direct our marketing efforts toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of Healthy Pet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services used during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary-medical care, including preventive care such as vaccinations, dental screening and geriatric care. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Ownership Limitations

We provide management services to certain veterinary-medical groups in states with laws that prohibit business corporations from providing or holding themselves out as providers of veterinary services. At December 31, 2006, we operated 141 animal hospitals in 13 of these states. In these states, we provide administrative and support services to the veterinary-medical groups. Pursuant to the management agreements, the veterinary-medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

Medical Technology

We sell digital radiography and ultrasound imaging equipment and related computer hardware, software and services, including consulting services and training, to the veterinary market. Our digital radiography and ultrasound imaging equipment are used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. We also have developed and license VetPACS, our proprietary software package that allows for the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. In addition, we have mobile imaging units that provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment.

Digital Radiography Imaging Equipment

We sell digital radiography imaging equipment, which is comprised of a network of various components that we acquire from third-party manufacturers and developers. A key component is the amorphous silicon flat-panel x-ray detector, which we acquire from Varian Medical Systems pursuant to a distribution agreement entered into in July 2003, granting us exclusive rights to sell these detectors to members and institutions in the North American veterinary community.

Ultrasound Imaging Equipment

We sell General Electric ultrasound imaging equipment pursuant to an agreement entered into with General Electric in July 2001 granting us exclusive rights to sell this equipment to members and institutions in the North American veterinary community.

Proprietary Software

We license our proprietary software, VetPACS and TruDR. VetPACS enables the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. TruDR allows for the capture of digital x-ray images and transmits those images to a computer containing VetPACS. TruDR, or similar software, is a required component for our digital radiography imaging equipment to function. TruDR is not applicable to ultrasound imaging equipment sales. Our ultrasound imaging equipment is functional without VetPACS; however, without VetPACS, or similar software, there is no digital capability, such as electronic storage or transmission.

Other Services

We also provide mobile imaging, consulting, education and training services to our customers. In addition, we sell extended service agreements to our customers that include technical support, product updates for software and extended warranty coverage for a period of up to five years. The products included in our warranty programs are generally covered by the original equipment manufacturer and we coordinate the warranty support between our customer and the manufacturer.

Sales and Marketing

Our sales agents market and sell our products and services to veterinary hospitals and universities. Our sales agents receive a base salary and commissions based on sales. We market our products and services through direct mail, advertisements in trade magazines, trade shows and direct sales calls to our intended customers.

Systems

Laboratory

We use an enterprise-wide management information system to support our veterinary laboratories. All of our financial, customer records and laboratory results are stored in computer databases. Laboratory technicians and specialists are able to electronically access test results from remote testing sites. Our software gathers data in a data warehouse enabling us to provide expedient results via fax or through our Internet online resulting system.

Animal Hospital

We use an enterprise-wide management information system to support our animal hospital operations. We decide whether or not to place newly acquired animal hospitals on this network based on a cost-benefit analysis. In addition, a majority of our animal hospitals utilize consistent patient accounting/point-of-sale software and we are able to track performance of hospitals on a per-service, per-veterinarian and per-client basis.

Competition

Among veterinary diagnostic laboratories, we believe that quality, price, specialist support and the time required to deliver results are the major competitive factors. There are many clinical laboratories that provide a broad range of diagnostic testing services in the same markets serviced by us, and we also face competition from several providers of on-site diagnostic equipment that allows veterinarians to perform various testing.

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

The primary competitive factors in the medical imaging equipment industry are quality, technical capability, breadth of product line, distribution capabilities, price and the ability to provide quality service and support. There are many companies that manufacture and sell digital radiography and ultrasound imaging equipment.

Government Regulation

Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary-medical care. In these states we do not provide veterinary services or own veterinary practices. We provide management and other administrative services to veterinary practices located in these states. At December 31, 2006, we provided management services to 141 animal hospitals in 13 states under management agreements with the veterinary practices. In three of these states, we operated a mobile imaging service. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Employees

At December 31, 2006, we had 8,000 full-time-equivalent employees, including 1,400 licensed veterinarians. At that date, none of our employees were a party to a collective bargaining agreement with the exception of 12 employees whom we employ as courier dispatchers and facilities personnel in the state of New York.

These employees are subject to a collective bargaining agreement expiring on July 10, 2007 with the Teamsters Local Union 813.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

We maintain a website with the address http://investor.vcaantech.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish that material to, the SEC.

ITEM 1A.	RISK FACTORS

Various sections of this annual report contain forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described below and through this annual report. Our actual results may differ materially from these forward-looking statements.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our profitability may decline.

Our success depends in part on our ability to increase our revenues and operating income through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 9.8% and 15.2% for each fiscal year from 2002 through 2006. Our animal hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 3.6% and 6.6% over the same fiscal years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenues and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

Demand for certain products and services have declined and may continue to decline.

The frequency of visits to our animal hospitals is declining and may continue to decline. We believe that the frequency of visits is impacted by several trends in the industry. Demand for pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet. Client visits may also be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Some professionals in the industry have recommended that vaccinations be given less frequently. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. If demand for retail products, vaccinations or other veterinary services decline, the frequency of visits may decline which may result in a reduction in revenue.

Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect our gross profit, operating income and margins.

A substantial portion of our expenses, particularly rent and personnel costs, are fixed costs and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our gross profit, operating income and margins.

Any failure in our information technology systems, disruption in our transportation network or failure to receive supplies could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt our operations.

Our laboratory operations depend on the continued and uninterrupted performance of our information technology systems and transportation network, including overnight delivery services provided by Federal Express. Sustained system failures or interruption in our transportation network could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure. In addition, any change in government regulation related to transportation samples or specimens could also have an impact on our business.

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

Our laboratory operations depend on a limited number of employees to upgrade and maintain its customized computer systems. If we were to lose the services of some or all of these employees, it may be time-consuming for new employees to become familiar with our systems, and we may experience disruptions in service during these periods. In addition, we are currently upgrading this system. If we experience unanticipated problems with this upgrade, we may experience disruptions in service.

Our operations depend, in some cases, on the ability of single source suppliers or a limited number of suppliers, to deliver products and supplies on a timely basis. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring products and/or supplies in the quantities and of the quality needed. Shortages in the availability of products and/or supplies for an extended period of time will disrupt our ability to deliver products and provide services in a timely manner, and we could lose customers and revenue.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and in some instances laboratories and related businesses. In 2006, we acquired 22 animal hospitals and three laboratories. In 2005, we acquired 68 animal hospitals, including 46 in a single acquisition of Pet’s Choice, Inc. In 2004, we acquired 85 animal hospitals, including 67 in a single acquisition of National PetCare Centers, Inc. In addition, in 2004 we acquired a medical technology company, which resulted in a new business segment for us. We expect to continue our animal hospital acquisition program and if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments create the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenues and expenses. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.

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

The significant competition in the companion animal healthcare services industry could result in a decrease in our prices, an increase in our acquisition costs, a loss of market share and could materially affect our revenue and profitability.

The companion animal healthcare services industry is highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our acquisition and operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. In addition, if we are unable to compete successfully, we may lose market share.

There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. Our largest competitor for outsourced laboratory testing services is Idexx Laboratories, Inc. (“Indexx”). Idexx currently competes in the same markets in which we operate. In this regard, Idexx has recently acquired additional laboratories in the markets in which we operate and may continue its expansion, and aggressively “bundles” their products and services to compete with us. Increased competition may adversely affect our laboratory revenues and margins. Also, Idexx and several other national companies provide on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests.

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

A significant component of our growth strategy includes the acquisition of 20 to 25 animal hospitals per year with aggregate annual revenues of approximately $35.0 million to $40.0 million. The competition for animal hospital acquisitions from small national and regional multi-clinic companies may cause us to increase the amount we pay to acquire additional animal hospitals and may result in fewer acquisitions than anticipated by our growth strategy. If we are unable to acquire a requisite number of animal hospitals annually or if our acquisition costs increase, we may be unable to effectively implement our growth strategy and realize anticipated economies of scale.

Our medical technology division is a relatively new entrant in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens Medical Systems, Philips Medical Systems and Canon Medical

Systems. The success of our medical technology division, in part, is due to its focus on the veterinary market, which allows it to differentiate its products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our revenues and operating margins could decline. If we fail to compete successfully in this market, the demand for our products and services would decrease. Any reduction in demand could lead to fewer customer orders, pricing pressures, reduced revenues, reduced margins, reduced levels of profitability and loss of market share. These competitive pressures could adversely affect our business and operating results.

The carrying value of our goodwill could be subject to impairment write-down.

At December 31, 2006, our consolidated balance sheet reflected $625.7 million of goodwill, which was a substantial portion of our total assets of $972.0 million at that date. We expect that the aggregate amount of goodwill on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair market value of each of our reporting units is below its carrying value. The determination that the fair market value of one of our reporting units is less than its carrying value may result in an impairment write-down of the goodwill for that reporting unit. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. At December 31, 2006, we concluded that the fair values of our reporting units exceeded their carrying values and accordingly, as of that date, our goodwill as reflected in our consolidated financial statements was not impaired. However, in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions.

We require a significant amount of cash to service our debt and expand our business as planned.

We have, and will continue to have, a substantial amount of debt. Our substantial amount of debt requires us to dedicate a significant portion of our cash flow from operations to pay down our indebtedness and related interest, thereby reducing the funds available to use for capital expenditures, acquisitions and general corporate purposes.

At December 31, 2006, our debt consisted of:

•	$372.7 million in principal amount outstanding under our senior term notes; and

•	$18.0 million in principal amount outstanding under capital leases and other debt.

Our ability to make payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. A substantial portion of our debt is variable-rate debt that is exposed to interest rate fluctuations. In order to meet our debt obligations, we may need to refinance all or a portion of our debt. We may not be able to refinance any of our debt on commercially reasonable terms or at all.

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

In October 2004, we acquired Sound Technologies, Inc. (“STI”), which we now operate as our medical technology segment. This acquisition poses numerous risks, in addition to the risks discussed above related to difficulties integrating new acquisitions. STI sells medical imaging equipment and related software and services. As advanced medical imaging equipment becomes more common in the veterinary industry and generates more significant aggregate revenues, the competition may increase, along with greater price and margin pressures, demands for research and development and market differentiation.

Our medical technology division does not manufacture the principal products it distributes, and therefore its future business is dependent upon distribution agreements with the manufacturers of the equipment, the ability of those manufacturers to produce desirable equipment and the overall rate of new development within the industry. If the distribution agreements terminate or are not renewed, if the manufacturers breach their covenants under these agreements, if the equipment manufactured by these manufacturers becomes less competitive or if there is a general decrease in the rate of new development within the industry, demand for our products and services would decrease. In addition, because the products represent a significant capital investment for our customers, an adverse change in the economy or the current tax law could also negatively impact the demand for these products and services. Any reduction in demand could lead to fewer customer orders, pricing pressures, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

Our use of self-insurance, self-insured retention and high-deductible insurance programs to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured and/or significant event.

We have adopted insurance programs of self-insurance or with large deductible provisions with regard to certain property risks such as earthquakes and other natural disasters. In addition, our other insurance programs including, but not limited to, general, professional and employment practice liabilities, health benefits and workers’ compensation are self-insured or are programs with self-insured retentions or high-deductible provisions. We self-insure and use self-insured retention or high-deductible insurance programs when the lack of availability and/or the high cost of commercially available insurance products do not render the transfer of this risk economically feasible. In the event that the frequency of losses experienced by us increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insured, self-insured retention and/or high-deductible insurance programs. Any increases to these programs increase our risk of exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2006, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary-medical care. At December 31, 2006, we operated 141 animal hospitals in 13 states with these laws, including 42 in Texas, 31 in Washington and 22 in New York. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that state.

All of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our clinics are required to maintain valid state licenses to practice.

We may have to write-off certain capitalized software development costs.

If we are unable to realize the benefits of internally developed software, we may be required to write-off a portion or all of the associated capitalized costs, which may have an adverse effect on our operating results in the period in which we incur the write-off. We are currently in the process of internally developing software that will be used in our animal hospitals. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software when it is deployed.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 21, 2007, we leased or owned facilities at 435 other locations that house our animal hospitals, laboratories and medical technology group. We own 82 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ Global Select Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low

Fiscal 2006 by Quarter
Fourth	$36.48	$30.65
Third	$36.57	$30.30
Second	$33.34	$26.74
First	$29.94	$26.62
Fiscal 2005 by Quarter
Fourth	$28.67	$23.16
Third	$25.91	$22.51
Second	$25.94	$19.58
First	$21.21	$17.42

At February 26, 2007, there were 131 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return of our common stock from December 31, 2001 to December 31, 2006. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VCA Antech, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/31/01 in stock or index reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total
	12/01	12/02	12/03	12/04	12/05	12/06

VCA Antech, Inc.	$100.00	$123.76	$255.61	$322.44	$465.35	$531.19
NASDAQ Stock Market (U.S.)	$100.00	$71.97	$107.18	$117.07	$120.50	$137.02
Russell 2000	$100.00	$79.52	$117.09	$138.55	$144.86	$171.47

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

Our selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our audited financial statements, which have been audited by KPMG LLP. The selected financial data presented below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes. Our audited consolidated financial statements as of December 31, 2006 and 2005 and for each year in the three-year period ended December 31, 2006 are included in this annual report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statements of Operations Data:
Laboratory revenue	$258,345	$222,064	$200,441	$178,812	$154,436
Animal hospital revenue	711,997	607,565	481,023	376,040	334,041
Medical technology revenue(1)	39,305	30,330	6,090	—	—
Consulting revenue	—	—	—	—	1,500
Intercompany	(26,334)	(20,293)	(13,465)	(10,187)	(9,109)

Total revenue	983,313	839,666	674,089	544,665	480,868
Direct costs	712,749	613,799	490,558	394,853	350,915

Gross profit	270,564	225,867	183,531	149,812	129,953
Selling, general and administrative expense	78,020	66,185	48,257	38,702	38,597
Write-down and loss (gain) on sale of assets	17	441	59	590	(100)

Operating income	192,527	159,241	135,215	110,520	91,456
Interest expense, net	24,240	25,043	25,492	26,087	39,204
Debt retirement costs	—	19,282	880	9,118	12,840
Other (income) expense	8	(122)	(338)	(118)	145

Income before minority interest and provision for income taxes	168,279	115,038	109,181	75,433	39,267
Minority interest in income of subsidiaries	3,100	3,109	2,558	1,633	1,781

Income before provision for income taxes	165,179	111,929	106,623	73,800	37,486
Provision for income taxes(2)	59,650	44,113	43,051	30,377	16,646

Net income available to common stockholders	$105,529	$67,816	$63,572	$43,423	$20,840

Basic earnings per common share	$1.27	$0.82	$0.78	$0.54	$0.28

Diluted earnings per common share	$1.24	$0.81	$0.76	$0.53	$0.28

Shares used for computing basic earnings per common share	83,198	82,439	81,794	80,480	73,498

Shares used for computing diluted earnings per common share	84,882	83,996	83,361	81,746	74,182

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Other Financial Data:
Consolidated gross margin	27.5%	26.9%	27.2%	27.5%	27.0%
Laboratory gross margin	46.2%	44.5%	43.8%	42.4%	41.2%
Animal hospital gross margin	19.4%	19.5%	19.4%	19.7%	19.4%
Medical technology gross margin(1)	36.2%	31.1%	36.2%	—	—
Consolidated operating margin	19.6%	19.0%	20.1%	20.3%	19.0%
Laboratory operating margin	39.5%	38.2%	37.5%	35.9%	34.5%
Animal hospital operating margin	16.6%	16.7%	16.8%	16.9%	16.5%
Medical technology operating margin(1)	8.8%	1.3%	6.0%	—	—
Net cash provided by operating activities	$126,890	$115,100	$86,359	$76,107	$67,122
Net cash used in investing activities	$(87,732)	$(115,431)	$(149,869)	$(47,162)	$(43,594)
Net cash provided by (used in)
financing activities	$(52,542)	$27,855	$77,237	$(18,170)	$(24,169)
Capital expenditures	$35,316	$29,209	$23,954	$15,433	$17,912

Balance Sheet Data (at period end):
Cash and cash equivalents	$45,104	$58,488	$30,964	$17,237	$6,462
Total assets	$971,957	$898,405	$742,100	$554,803	$507,428
Total debt	$390,715	$452,712	$396,889	$317,469	$381,557
Total stockholders’ equity	$430,305	$308,751	$232,759	$161,923	$63,086

(1)	On October 1, 2004, we acquired STI, a supplier of digital radiography and ultrasound imaging equipment to the veterinary industry.

(2)	The 2006 provision for income taxes includes a $6.8 million tax benefit recognized in the first quarter due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities, and a $1.3 million tax adjustment related to an increase in our estimated current tax liabilities as of December 31, 2006 recognized in the fourth quarter of 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 27, 2007, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 27, 2007, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We have four reportable segments.

Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2006, our laboratory network consisted of 33 laboratories serving all 50 states.

Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2006, our animal hospital network consisted of 379 animal hospitals in 37 states.

Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.

Our corporate segment provides selling, general and administrative support for our other segments.

The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworm and ticks, and the number of daylight hours.

Executive Overview

The last several years have been marked by continued growth in our operating segments achieved through a combination of internal growth and acquisitions. Our laboratory internal revenue growth, adjusted for differences in billing days, was 15.2% and 11.1% in 2006 and 2005, respectively. Our animal hospital same-store revenue growth, adjusted for differences in business days, was 5.8% and 6.6% in 2006 and 2005, respectively. Our medical technology segment has also experienced growth through the sale of its digital radiography imaging equipment.

Our acquisition activity for the last several years is highlighted by the acquisition of two animal hospital chains. In addition, we acquired a company in 2004, which we now refer to as our medical technology segment, that supplies diagnostic imaging equipment to the veterinary industry. These acquisitions are further discussed below.

Acquisitions

Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $35.0 million to $40.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our laboratory and animal hospital segments:

	Twelve Months Ended December 31,
	2006	2005	2004

Laboratories:
Beginning of period	31	27	23
Acquisitions	3	—	—
Acquisitions relocated into our existing laboratories	(2)	—	—
New facilities	1	4	4

End of period	33	31	27

Animal hospitals:
Beginning of period	367	315	241
Acquisitions, excluding Pet’s Choice and NPC(1)(2)	22	22	18
Pet’s Choice(1)	—	46	—
NPC(2)	—	—	67
Acquisitions relocated into our existing animal hospitals	(5)	(6)	(5)
New facilities	—	—	1
Sold or closed	(5)	(10)	(7)

End of period	379	367	315

(1)	Pet’s Choice was acquired on July 1, 2005.

(2)	NPC was acquired on June 1, 2004.

Acquisition of Pet’s Choice, Inc.

On July 1, 2005, we acquired Pet’s Choice, Inc. (“Pet’s Choice”), which operated 46 animal hospitals located in five states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in five states, particularly Texas and Washington. Our consolidated financial statements include the operating results of Pet’s Choice since July 1, 2005.

The total consideration for this acquisition was $78.9 million, consisting of: $51.1 million in cash paid to holders of Pet’s Choice stock and debt; $14.1 million in assumed debt; $9.5 million in assumed liabilities; $2.9 million of operating leases whose terms were in excess of market; $833,000 paid for professional and other outside services; and $464,000 paid as part of our plan to close the Pet’s Choice corporate office and terminate certain employees.

In addition, we incurred costs of approximately $1.2 million primarily to operate Pet’s Choice’s corporate office, which was closed in October 2005. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Acquisition of National PetCare Centers, Inc.

On June 1, 2004, we acquired National PetCare Centers, Inc. (“NPC”), which operated 67 animal hospitals located in 11 states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in nine states, particularly California and Texas, and to expand into two new states, Oregon and Oklahoma.

The total consideration for this acquisition was $88.8 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $11.4 million in assumed liabilities; $4.3 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.4 million paid as part of our plan to close certain facilities and terminate certain employees.

In addition, we incurred costs of approximately $1.4 million primarily to operate NPC’s corporate office, which was closed in September 2004. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Acquisition of Sound Technologies, Inc.

On October 1, 2004, we acquired Sound Technologies, Inc. (“STI”), which is a supplier of digital radiography and ultrasound imaging equipment and related computer hardware, software and services to the veterinary industry. The acquisition of STI provides us the opportunity to sell digital imaging equipment, which we believe is an emerging and dynamic segment within the animal healthcare industry.

The total consideration for this acquisition was $30.9 million, consisting of: $23.9 million in cash paid to holders of STI stock, including additional consideration of $1.5 million paid in 2005; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $380,000 paid for professional and other outside services.

Common Stock Activity

On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

Critical Accounting Policies

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see Note 2., Summary of Significant Accounting Policies, in our consolidated financial statements of this annual report on Form 10-K.

Revenue

Laboratory and Animal Hospital Revenue

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured.

Medical Technology Revenue

Our medical technology segment generates a majority of its revenue from the sale of digital radiography imaging equipment and ultrasound imaging equipment. We also generate revenue from: (i) licensing software; (ii) providing technical support and product updates related to our software, otherwise known as maintenance; (iii) providing professional services related to our equipment and software, including installations, on-site training, education services and extended warranty programs; and (iv) providing mobile imaging services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of our products and services.

The accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), and the sale of software licenses and related items is governed by Statement of Position (“SOP”) No. 97-2, Software Revenue

Recognition (“SOP No. 97-2“), as amended. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement.

•	Delivery: We consider delivery to have occurred when the ultrasound imaging equipment is delivered. We consider delivery to have occurred when the digital radiography imaging equipment is delivered or accepted by the customer if installation is required. We consider delivery to have occurred with respect to professional services when those services are provided or on a straight-line basis over the service contract term, based on the nature of the service or the terms of the contract.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history. We only consider fees to be fixed or determinable if they are not subject to refund or adjustment.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Under the residual method prescribed by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”), in multiple element arrangements involving software that is more than incidental to the products and services as a whole, revenue is recognized when vendor-specific objective evidence, (“VSOE”), of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). VSOE of fair value is based on the price for those products and services when sold separately by us or the contractual renewal rates for the post-contract customer support services that we provide. Under the residual method, the fair value of the undelivered elements is deferred and recognized as revenue upon delivery, provided that other revenue recognition criteria are met. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the entire transaction, including revenue related to the delivered elements, is deferred and recognized, based on the facts and circumstances, either: 1) on a straight-line basis over the life of the post contract service period if this is the only undelivered element, or 2) when the last undelivered element is delivered. Each transaction requires careful analysis to determine whether all of the individual elements in the license transaction have been identified, along with the fair value of each element and that the transaction is accounted for correctly.

Digital Radiography Imaging Equipment

We sell our digital radiography imaging equipment with multiple elements, including hardware, software, licenses and/or services. We have determined that the software included in these sales arrangements is more than incidental to the products and services as a whole. As a result, we account for digital radiography imaging equipment sales under SOP No. 97-2, as amended.

For those sales arrangements where we have determined VSOE of fair value for all undelivered elements, we recognize the residual revenue for the delivered elements at the time of delivery or installation and customer acceptance.

Generally, at the time of delivery and installation of equipment the only undelivered item is the post-contract customer support (“PCS”). This obligation is contractually defined in both terms of scope and period. When we have established VSOE of fair value for the PCS, we recognize the revenue for these services on a straight-line basis over the period of support and recognize revenue for the delivered elements under the residual method. When we have not established VSOE of fair value for the PCS, we defer all revenue, including revenue for the delivered elements, recognizing it on a straight-line basis over the period of support.

In the third quarter of 2005, we established VSOE of fair value for the undelivered elements for a majority of our sales arrangements by including renewal rates in the sales contracts for PCS. As a result, for transactions with defined renewal rates for PCS, we began recognizing revenue on the sale of our digital radiography imaging equipment, computer hardware and software at the time of delivery or installation and customer acceptance if required per the sale arrangement, and revenue from the PCS on a straight-line basis over the term of the support period. Prior to the third quarter of 2005, we recognized revenue on all elements in these sales arrangements ratably over the period of the PCS.

Ultrasound Imaging Equipment

We sell our ultrasound imaging equipment on a stand-alone basis and with multiple elements, including hardware, software, licenses and/or services. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of SAB No. 104, and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by bifurcating the transaction into separate elements. We account for the ultrasound imaging equipment under the requirements of SAB No. 104, as the software is not deemed to be essential to the functionality of the equipment, and account for the computer hardware and software under the requirements of SOP No. 97-2, as amended. For those sales of our ultrasound imaging equipment that include computer hardware and software, we recognize revenue on the ultrasound imaging equipment, computer hardware and software upon delivery, which occurs simultaneously.

Digital Radiography And Ultrasound Imaging Equipment Sold Together

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we allocate total invoice dollars to each element using a relative fair value basis. Each element is then accounted for pursuant to either SAB No. 104 or SOP No. 97-2.

Other Services

We recognize revenue on mobile imaging, consulting and education services at the time the services have been rendered. We also generate revenue from extended service agreements related to our digital radiography imaging and ultrasound imaging equipment. These extended service agreements include technical support, product updates for software and extended warranty coverage. The revenue for these extended service agreements is recognized on a straight-line basis over the term of the agreement.

Goodwill Impairment

Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2006 was $625.7 million, consisting of $95.3 million for our laboratory segment, $511.3 million for our animal hospital segment and $19.2 million for our medical technology segment.

Annually, or sooner if circumstances indicate an impairment may exist, we test our goodwill for impairment by comparing the fair market values of our laboratory, animal hospital and medical technology reporting units to their respective net book values. At December 31, 2006 and 2005, the estimated fair market value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of our goodwill for our reporting units was impaired.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.

We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized.

We also assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities. At December 31, 2005, we had contingent liabilities of $6.8 million recorded in other liabilities in our consolidated balance sheet related to such differences. During the first quarter of 2006, we determined that these contingencies no longer existed due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million.

Effective January 1, 2007, we will be required to assess any uncertain tax positions using the recognition threshold and measurement attributes prescribed by the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Based on our current tax positions, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements. See discussion of FIN 48 below under Recent Accounting Pronouncements.

Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	2006	2005	2004

Revenue:
Laboratory	26.3%	26.4%	29.7%
Animal hospital	72.4	72.4	71.4
Medical technology	4.0	3.6	0.9
Intercompany	(2.7)	(2.4)	(2.0)

Total revenue	100.0	100.0	100.0
Direct costs	72.5	73.1	72.8

Gross profit	27.5	26.9	27.2
Selling, general and administrative expense	7.9	7.9	7.1
Write-down and loss on sale of assets	—	—	—

Operating income	19.6	19.0	20.1
Interest expense, net	2.5	3.0	3.8
Debt retirement costs	—	2.3	0.1
Minority interest in income of subsidiaries	0.3	0.4	0.4

Income before provision for income taxes	16.8	13.3	15.8
Provision for income taxes	6.1	5.2	6.4

Net income	10.7%	8.1%	9.4%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	2006		2005		2004
		%		%		%
		of		of		of	% Change
	$	Total	$	Total	$	Total	2006	2005

Laboratory	$258,345	26.3%	$222,064	26.4%	$200,441	29.7%	16.3%	10.8%
Animal hospital	711,997	72.4%	607,565	72.4%	481,023	71.4%	17.2%	26.3%
Medical technology	39,305	4.0%	30,330	3.6%	6,090	0.9%	29.6%	398.0%
Intercompany	(26,334)	(2.7)%	(20,293)	(2.4)%	(13,465)	(2.0)%	29.8%	50.7%

Total revenue	$983,313	100.0%	$839,666	100.0%	$674,089	100.0%	17.1%	24.6%

Laboratory Revenue

Laboratory revenue increased $36.3 million in 2006 as compared to 2005, which increased $21.6 million as compared to 2004. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2006 Comparative Analysis			2005 Comparative Analysis
			%			%
	2006	2005	Change	2005	2004	Change

Laboratory Revenue:
Internal growth:
Number of requisitions(1)	10,993	9,453	16.3%	9,453	8,614	9.7%
Average revenue per requisition(2)	$23.27	$23.49	(0.9)%	$23.49	$23.20	1.3%

Total internal revenue(1)	$255,767	$222,064	15.2%	$222,064	$199,802	11.1%
Billing day adjustment(3)	—	—		—	639
Acquired revenue(4)	2,578	—		—	—

Total	$258,345	$222,064	16.3%	$222,064	$200,441	10.8%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2004 billing day adjustment in the 2005 Comparative Analysis reflects the impact of one additional billing day in 2004 as compared to 2005.

(4)	Acquired revenue in the 2006 Comparative Analysis represents the revenue of the laboratories acquired in 2006.

The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in veterinary hospitals. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by us, pharmaceutical companies and other service providers in the industry.

The change in the average revenue per requisition is attributable to changes in the mix, including those tests historically performed at the veterinary hospital, type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 5% in both February 2006 and February 2005.

Animal Hospital Revenue

Animal hospital revenue increased $104.4 million in 2006 as compared to 2005, which increased $126.5 million as compared to 2004. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2006 Comparative Analysis			2005 Comparative Analysis
			%			%
	2006	2005	Change	2005	2004	Change

Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	4,391	4,457	(1.5)%	3,544	3,611	(1.9)%
Average revenue per order(3)	$130.17	$121.20	7.4%	$120.23	$110.65	8.7%

Same-store revenue(1)	$571,577	$540,209	5.8%	$426,072	$399,690	6.6%
Business day adjustment(4)	—	1,454		—	1,330
Net acquired revenue(5)	140,420	65,902		181,493	80,003

Total	$711,997	$607,565	17.2%	$607,565	$481,023	26.3%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results of newly acquired animal hospitals that we did not own for a full 12 months from the beginning of the applicable period and adjusted for the impact resulting from any differences in the number of business days in the periods presented. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2005 business day adjustment in the 2006 Comparative Analysis reflects the impact of one additional business day in 2005 as compared to 2006. The 2004 business day adjustment in the 2005 Comparative Analysis reflects the impact of one additional business day in 2004 as compared to 2005.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2005 for the 2006 Comparative Analysis and January 1, 2004 for the 2005 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and disposals during the periods from this date through the end of the applicable period.

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

Medical Technology Revenue

Medical technology revenue was $39.3 million, $30.3 million and $6.1 million in 2006, 2005 and 2004, respectively. The increase in medical technology revenue was primarily attributable to the increase in the sale of our digital radiography imaging equipment, which was first introduced at the end of 2004. Also contributing to the increase in medical technology revenue was that effective July 1, 2005, we began recognizing revenue on the sale of a majority of our digital radiography imaging equipment, computer hardware and software at the time of delivery or installation and customer acceptance if required, as discussed under Critical Accounting Policies. Prior to July 1, 2005, we recognized all elements in the sale of our digital radiography imaging equipment ratably over the period of the post-contract customer support services. The increase in 2005 as compared to 2004 was also due to the fact we acquired STI on October 1, 2004 and thus 2004 only included three months of operating results.

We defer the revenue of certain transactions as discussed above under Critical Accounting Policies. The revenue related to these transactions is recognized ratably over a period ranging from one to five years. At December 31, 2006, we had deferred revenue of $10.8 million.

Intercompany Revenue

Laboratory revenue in 2006, 2005 and 2004 included intercompany revenue of $22.6 million, $18.5 million and $13.5 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical technology revenue in 2006 and 2005 included intercompany revenue of $3.8 million and $1.8 million, respectively, that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Gross Profit

The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	2006		2005		2004
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2006	2005

Laboratory	$119,449	46.2%	$98,926	44.5%	$87,780	43.8%	20.7%	12.7%
Animal hospital	138,358	19.4%	118,239	19.5%	93,546	19.4%	17.0%	26.4%
Medical technology	14,213	36.2%	9,433	31.1%	2,205	36.2%	50.7%	327.8%
Intercompany	(1,456)	5.5%	(731)	3.6%	—	—	99.2%

Total gross profit	$270,564	27.5%	$225,867	26.9%	$183,531	27.2%	19.8%	23.1%

Laboratory Gross Profit

Laboratory gross profit is calculated as laboratory revenue less laboratory direct costs. Laboratory direct costs are comprised of all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, facilities rent, occupancy costs, depreciation and amortization and supply costs.

The increases in laboratory gross margin were primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

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

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. These lower gross margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in animal hospital revenue, increased operating leverage and our integration efforts.

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

The increase in medical technology gross margin in 2006 as compared to 2005 was primarily the result of a change in the mix of products and services sold. Specifically, revenue from the sale of our digital radiography imaging equipment, which has a higher gross margin than our other products and services, has increased as a percentage of our total medical technology revenue.

The increase in medical technology gross profit in 2005 as compared to 2004 was primarily due to the fact we acquired STI on October 1, 2004 and thus 2004 only included three months of operating results. The decrease in medical technology gross margin in 2005 as compared to 2004 was primarily the result of a change in the mix of products and services sold.

We defer the revenue and related costs of certain transactions as discussed above under Critical Accounting Policies. For these transactions, the revenue and related costs are recognized ratably over a period ranging from one to five years. At December 31, 2006, we had deferred revenue and costs of $10.8 million and $5.0 million, respectively.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense (“SG&A”), and our expense as a percentage of applicable revenue (in thousands, except percentages):

	2006		2005		2004
		%		%		%
		of		of		of	% Change
	$	Revenue	$	Revenue	$	Revenue	2006	2005

Laboratory	$17,460	6.8%	$13,993	6.3%	$12,660	6.3%	24.8%	10.5%
Animal hospital	20,232	2.8%	16,224	2.7%	12,761	2.7%	24.7%	27.1%
Medical technology	10,762	27.4%	9,033	29.8%	1,842	30.2%	19.1%	390.4%
Corporate	29,566	3.0%	26,935	3.2%	20,994	3.1%	9.8%	28.3%

Total SG&A	$78,020	7.9%	$66,185	7.9%	$48,257	7.2%	17.9%	37.2%

Laboratory SG&A

Laboratory SG&A consists primarily of salaries of sales, administrative and accounting personnel, selling, marketing and promotional expense.

The increases in laboratory SG&A were primarily the result of increasing our sales force and marketing efforts, commission payments as a result of an increase in revenue and recognizing $509,000 of share-based compensation in 2006 as a result of adopting SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), on January 1, 2006.

Animal Hospital SG&A

Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.

The increases in animal hospital SG&A were primarily attributable to expanding the animal hospital administrative operations to absorb recent acquisitions and recognizing $1.1 million of share-based compensation in 2006 as a result of adopting SFAS No. 123R on January 1, 2006.

Medical Technology SG&A

Medical technology SG&A consists primarily of salaries of sales, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.

The increases in medical technology SG&A were primarily attributable to increasing our sales force and administrative support, and commission payments as a result of an increase in revenue. The increase in medical technology SG&A in 2005 as compared to 2004 was also due to the fact we acquired STI on October 1, 2004 and thus 2004 only included three months of operating results.

Corporate SG&A

Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense and occupancy costs as well as corporate depreciation.

In March 2004, we resolved an outstanding claim with our insurance company related to a legal settlement and received reimbursement of $1.9 million. As a result of acquiring Pet’s Choice and NPC we incurred integration costs that related primarily to salaries and occupancy costs for operating the acquired company’s corporate office for a period of time subsequent to the acquisition date. The following table reconciles corporate SG&A as reported to corporate SG&A excluding the litigation settlement and the integration costs (in thousands, except percentages):

	2006		2005		2004
		%		%		%
		of		of		of
Corporate SG&A:	$	Revenue	$	Revenue	$	Revenue

As reported	$29,566	3.0%	$26,935	3.2%	$20,994	3.1%
Impact of certain items:
Litigation settlement reimbursement	—		—		1,124
Legal fees reimbursement	—		—		801
Integration costs	—		(1,158)		(1,395)

Corporate SG&A excluding the impact of certain items	$29,566	3.0%	$25,777	3.1%	$21,524	3.2%

The increases in Corporate SG&A excluding the impact of certain items were primarily the result of expanding the corporate operations to absorb recent acquisitions. The increase in Corporate SG&A in 2006 as compared to 2005 was also attributable to recognizing $830,000 of share-based compensation in 2006 as a result of adopting SFAS No. 123R on January 1, 2006.

Write-Down and Loss on Sale of Assets

In 2006, 2005 and 2004, we wrote-down and sold certain assets for losses of $17,000, $441,000 and $59,000, respectively.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	2006	2005	2004

Interest expense:
Senior term notes	$26,078	$18,746	$7,421
9.875% senior subordinated notes	—	6,342	16,788
Interest rate hedging agreements	(1,542)	57	398
Amortization of debt costs	361	547	747
Capital leases and other	1,414	1,385	869

	26,311	27,077	26,223
Interest income	2,071	2,034	731

Total interest expense, net of interest income	$24,240	$25,043	$25,492

The changes in interest expense were primarily attributable to our debt refinancing transactions, which we discuss below in the Liquidity and Capital Resources section, and changes in LIBOR.

Debt Retirement Costs

In connection with debt refinancing transactions, we incurred debt retirement costs of $19.3 million and $880,000 in 2005 and 2004, respectively. These transactions are discussed below in the Liquidity and Capital Resources section.

Other (Income) Expense

Other (income) expense relates to non-cash gains pertaining to the changes in the time value of our interest rate swap agreements.

Minority Interest in Income of Subsidiaries

Minority interest in income of subsidiaries represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly own.

Provision for Income Taxes

Our effective tax rate was 36.1%, 39.4% and 40.4% in 2006, 2005 and 2004, respectively. The effective tax rate for 2006 as compared to 2005 reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities, and a $1.3 million tax adjustment related to an increase in our estimated current tax liabilities as of December 31, 2006 recognized in the fourth quarter of 2006. The effective tax rate for 2005 as compared to 2004 reflects a lower weighted-average state statutory tax rate due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax.

Inflation

Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with Zoasis Corporation

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis, and a separate officer sold his entire 1% interest in Zoasis in 2004 for less than $15,000. We purchased services of $1.9 million, $1.1 million and $946,000 in 2006, 2005, and 2004, respectively. The pricing of these services is comparable to prices paid by us to independent third parties for similar services.

Liquidity and Capital Resources

The following table summarizes our cash flows (in thousands):

	2006	2005	2004

Cash provided by (used in):
Operating activities	$126,890	$115,100	$86,359
Investing activities	(87,732)	(115,431)	(149,869)
Financing activities	(52,542)	27,855	77,237

Increase (decrease) in cash and cash equivalents	(13,384)	27,524	13,727
Cash and cash equivalents at beginning of year	58,488	30,964	17,237

Cash and cash equivalents at end of year	$45,104	$58,488	$30,964

Cash Flows from Operating Activities

Net cash provided by operating activities increased $11.8 million in 2006 as compared to 2005. This increase was due primarily to improved operating performance and acquisitions, which was partially offset by an increase in taxes paid of $24.5 million, changes in working capital and the adoption of SFAS No. 123R. The increase in taxes paid was attributable to an increase in income before provision for income taxes due primarily to improved operating performance, acquisitions and debt retirement costs incurred in 2005. Also contributing to the increase in taxes paid was a decrease in net operating loss carryforwards realized in 2006 as compared to 2005. SFAS No. 123R, which we adopted on January 1, 2006, requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. As a result, we classified $6.6 million in excess tax benefits in 2006 as a financing activity. Excess tax benefits in periods prior to 2006 were classified as an operating activity.

Net cash provided by operating activities increased $28.7 million in 2005 as compared to 2004. This increase was due primarily to improved operating performance and acquisitions. Also contributing to the increase was a tax benefit realized in 2005 for debt retirement costs.

Borrowings under our senior credit facility bear interest based on a variable-rate component plus a margin of 1.50%. Significant increases in interest rates may materially impact our operating cash flows.

Cash Flows from Investing Activities

Net cash used in investing activities primarily consisted of cash used for the acquisition of animal hospitals and expenditures for property and equipment.

Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year for an aggregate purchase price of approximately $35.0 million to $40.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with our strategy, we acquired 22 animal hospitals, three laboratories and a lab-related business in 2006. In 2005, we acquired 68 animal hospitals, which included 46 animal hospitals acquired in connection with the acquisition of Pet’s Choice on July 1, 2005. In 2004, we acquired 85 animal hospitals, which included 67 animal hospitals acquired in connection with the acquisition of NPC on June 1, 2004, and we acquired STI, which is a supplier of digital radiography and ultrasound imaging equipment and related computer hardware, software and services to the veterinary industry, on October 1, 2004. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. In 2007, we also intend to spend approximately $40.0 million to $45.0 million for property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in 2006 consisted primarily of cash used to repay our long-term obligations, including $60.0 million to prepay a portion of our senior term notes. This use of cash was partially offset by a $6.6 million excess tax benefit from the exercise of stock options. SFAS No. 123R, which we adopted on January 1, 2006, requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Excess tax benefits in periods prior to 2006 were classified as an operating activity.

In May 2005, we entered into a new senior credit facility that provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and repurchase our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice on July 1, 2005. In connection with the refinancing transactions, we paid financing costs of approximately $3.3 million and paid an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes.

In August 2005, we used $35.0 million in cash to prepay a portion of our senior term notes.

In June 2004, we amended and restated our senior credit facility to replace the existing senior term notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to acquire NPC on June 1, 2004. In connection with this refinancing transaction, we paid financing costs of $794,000.

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

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$375,492	$5,608	$4,181	$3,879	$3,880	$357,944	$—
Capital lease obligations	15,223	1,040	1,070	1,144	1,283	1,374	9,312
Operating leases	506,966	31,513	31,288	31,151	29,668	29,424	353,922
Fixed cash interest expense	6,566	1,257	1,329	1,069	767	522	1,622
Variable cash interest expense(1)	114,951	25,430	26,089	26,547	26,630	10,255	—
Swap agreements(1)	(2,378)	(1,600)	(704)	(74)	—	—	—
Purchase obligations	53,666	20,474	8,464	8,982	9,744	6,002	—
Other long-term liabilities(2)	47,858	65	65	65	—	—	47,663
Earn-out payments(3)	413	363	50	—	—	—	—

	$1,118,757	$84,150	$71,832	$72,763	$71,972	$405,521	$412,519

(1)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a margin of 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the margin of 1.50%) will be 6.9%, 7.1%, 7.3%, 7.4%, and 7.6% for years 2007 through 2011, respectively. Our consolidated financial statements included in this annual report on Form 10-K discuss these variable-rate notes in more detail.

(2)	Includes deferred income taxes of $39.8 million.

(3)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.

Debt Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2006, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At December 31, 2006, we had a fixed charge coverage ratio of 1.75 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.

The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement. At December 31, 2006, we had a leverage ratio of 1.78 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

Interest Rate Swap Agreements

We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”), and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these interest rate swap agreements has been factored into the future contractual cash requirements table above. A summary of the interest rate swap agreements existing at December 31, 2006 is as follows:

Fixed interest rate	4.07%	3.98%	3.94%	5.51%
Notional amount	$50 million	$50 million	$50 million	$50 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes

In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.

Description of Indebtedness

Senior Credit Facility

At December 31, 2006, we had $372.7 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.

The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.

Other Debt and Capital Lease Obligations

At December 31, 2006, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $18.0 million.

New Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to measure the cost of share-based payments to employees including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. Although the cost recognized as a result of adopting SFAS No. 123R is non-cash, our operating results, including our margins, net income, earnings per common share and operating cash flows, will be negatively impacted in future periods. See Note 8, Share-Based Compensation, of our consolidated financial statements for a detailed discussion of our adoption of SFAS No. 123R.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. In the fourth quarter of 2006, we adopted SAB No. 108. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for our company on January 1, 2007. Based on our current tax positions, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2005 and ending December 31, 2006 (in thousands):

	2006 Quarter Ended				2005 Quarter Ended
	Dec.	Sep.	Jun.	Mar.	Dec.	Sep.	Jun.	Mar.
	31	30	30	31	31	30	30	31

Revenue	$242,351	$251,632	$255,150	$234,180	$216,977	$229,242	$206,584	$186,863
Gross profit	$61,616	$70,465	$74,962	$63,521	$51,961	$62,644	$60,735	$50,527
Operating income	$40,694	$51,516	$55,563	$44,754	$33,305	$44,135	$45,396	$36,405
Net income(1)(2)(3)(4)	$19,340	$26,977	$29,553	$29,659	$17,051	$22,257	$11,262	$17,246
Basic earnings per common share(2)(3)(4)	$0.23	$0.32	$0.36	$0.36	$0.21	$0.27	$0.14	$0.21
Diluted earnings per common share(2)(3)(4)	$0.23	$0.32	$0.35	$0.35	$0.20	$0.26	$0.13	$0.21

(1)	The quarter ended June 30, 2005 includes after-tax debt retirement costs of $11.7 million.

(2)	The quarter ended December 31, 2005 includes an adjustment to reflect changes in our weighted-average state statutory tax rate due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax.

(3)	The quarter ended March 31, 2006 includes a $6.8 million tax benefit due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

(4)	The quarter ended December 31, 2006 includes a $1.3 million tax adjustment related to an increase in our estimated current tax liabilities as of December 31, 2006.

Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our laboratory and animal hospital revenue historically has been greater in the second and third quarters than in the first and fourth quarters.

The demand for our veterinary services is significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours. A substantial portion of our costs for our veterinary services are fixed and do not vary with the level of demand. Consequently, our operating income and operating margins generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, we had borrowings of $372.7 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%	5.51%
Notional amount	$50 million	$50 million	$50 million	$50 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes

These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending December 31, 2007, for every 1.0% increase in LIBOR we will pay an additional $2.0 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.0 million in interest expense.

We may consider entering into additional interest rate strategies. However, we have not yet determined what those strategies may be or their possible impact.

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2006. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.

February 27, 2007

/s/  Robert L. Antin
Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer

/s/  Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer,
Vice President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts as listed in the index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VCA Antech Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that VCA Antech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCA Antech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that VCA Antech, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, VCA Antech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 27, 2007

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(In thousands, except par value)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$45,104	$58,488
Trade accounts receivable, less allowance for uncollectible accounts of $11,195 and $9,409 at December 31, 2006 and 2005, respectively	44,491	37,436
Inventory	21,420	17,856
Prepaid expenses and other	13,492	9,867
Deferred income taxes	14,935	10,972
Prepaid income taxes	13,523	12,337

Total current assets	152,965	146,956
Property and equipment, net	166,033	143,781
Other assets:
Goodwill	625,748	586,444
Other intangible assets, net	16,293	10,735
Notes receivable, net	2,675	2,869
Deferred financing costs, net	979	1,340
Other	7,264	6,280

Total assets	$971,957	$898,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$6,648	$5,884
Accounts payable	23,328	20,718
Accrued payroll and related liabilities	33,864	30,131
Accrued interest	388	306
Other accrued liabilities	30,573	25,262

Total current liabilities	94,801	82,301
Long-term obligations, less current portion	384,067	446,828
Deferred income taxes	39,804	30,803
Other liabilities	13,294	19,775
Minority interest	9,686	9,947
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 83,560 and 82,759 shares outstanding as of December 31, 2006 and 2005, respectively	84	83
Additional paid-in capital	275,013	258,402
Accumulated earnings	154,586	49,057
Accumulated other comprehensive income	622	1,209

Total stockholders’ equity	430,305	308,751

Total liabilities and stockholders’ equity	$971,957	$898,405

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004

Revenue	$983,313	$839,666	$674,089
Direct costs	712,749	613,799	490,558

Gross profit	270,564	225,867	183,531
Selling, general and administrative expense	78,020	66,185	48,257
Write-down and loss on sale of assets	17	441	59

Operating income	192,527	159,241	135,215
Interest expense	26,311	27,077	26,223
Interest income	2,071	2,034	731
Debt retirement costs	—	19,282	880
Other (income) expense	8	(122)	(338)

Income before minority interest and provision for income taxes	168,279	115,038	109,181
Minority interest in income of subsidiaries	3,100	3,109	2,558

Income before provision for income taxes	165,179	111,929	106,623
Provision for income taxes	59,650	44,113	43,051

Net income	$105,529	$67,816	$63,572

Basic earnings per common share	$1.27	$0.82	$0.78

Diluted earnings per common share	$1.24	$0.81	$0.76

Shares used for computing basic earnings per share	83,198	82,439	81,794

Shares used for computing diluted earnings per share	84,882	83,996	83,361

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

						Accumulated
				Notes		Other
			Additional	Receivable	Accumulated	Comprehensive
	Common Stock		Paid-In	From	Earnings	Income
	Shares	Amount	Capital	Stockholders	(Deficit)	(Loss)	Total

Balances, December 31, 2003	81,430	$81	$244,271	$(16)	$(82,331)	$(82)	$161,923
Net income	—	—	—	—	63,572	—	63,572
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	454	454
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	—	(338)	(338)
Interest on notes	—	—	—	(1)	—	—	(1)
Repayment of notes	—	—	—	7	—	—	7
Exercise of stock options	761	1	2,912	—	—	—	2,913
Tax benefit from stock options exercised	—	—	4,229	—	—	—	4,229

Balances, December 31, 2004	82,191	82	251,412	(10)	(18,759)	34	232,759
Net income	—	—	—	—	67,816	—	67,816
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	1,249	1,249
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	—	(74)	(74)
Repayment of notes	—	—	—	10	—	—	10
Exercise of stock options	568	1	3,211	—	—	—	3,212
Tax benefit from stock options exercised	—	—	3,779	—	—	—	3,779

Balances, December 31, 2005	82,759	83	258,402	—	49,057	1,209	308,751
Net income	—	—	—	—	105,529	—	105,529
Unrealized loss on hedging instruments, net of tax	—	—	—	—	—	(592)	(592)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	—	5	5
Shared-based compensation	—	—	3,071	—	—	—	3,071
Exercise of stock options	801	1	6,226	—	—	—	6,227
Tax benefit from stock options exercised	—	—	7,314	—	—	—	7,314

Balances, December 31, 2006	83,560	$84	$275,013	$—	$154,586	$622	$430,305

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Net income	$105,529	$67,816	$63,572
Other comprehensive income:
Unrealized (loss) gain on hedging instruments, net of tax	(592)	1,249	454
Losses (gains) on hedging instruments reclassifed to income, net of tax	5	(74)	(203)

Other comprehensive income (loss)	(587)	1,175	251

Comprehensive income	$104,942	$68,991	$63,823

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$105,529	$67,816	$63,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,242	19,335	15,815
Amortization of debt costs	361	547	747
Provision for uncollectible accounts	5,923	4,766	3,411
Debt retirement costs	—	19,282	880
Write-down and loss on sale of assets	17	441	59
Share-based compensation	3,071	—	—
Excess tax benefits from exercise of stock options	(6,645)	—	—
Other	(949)	(223)	(564)
Minority interest in income of subsidiaries	3,100	3,109	2,558
Distributions to minority interest partners	(3,514)	(3,078)	(2,188)
Deferred income taxes	7,688	8,975	7,291
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(12,308)	(11,335)	(8,526)
Increase in inventory, prepaid expenses and other assets	(8,594)	(9,092)	(2,913)
Increase in accounts payable and other accrued liabilities	2,907	8,404	3,705
Increase in accrued payroll and related liabilities	3,733	2,660	329
Increase (decrease) in accrued interest	82	(1,272)	(77)
Decrease in prepaid income taxes	4,247	4,765	2,260

Net cash provided by operating activities	126,890	115,100	86,359

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(50,484)	(89,149)	(121,229)
Real estate acquired in connection with business acquisitions	(2,872)	(2,405)	(5,491)
Property and equipment additions	(35,316)	(29,209)	(23,954)
Proceeds from sale of assets	598	1,702	377
Other	342	3,630	428

Net cash used in investing activities	(87,732)	(115,431)	(149,869)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations, including redemption fees	(65,414)	(447,100)	(373,478)
Proceeds from the issuance of long-term obligations	—	475,000	448,875
Payment of financing costs	—	(3,257)	(1,073)
Proceeds from issuance of common stock under stock option plans	6,227	3,212	2,913
Excess tax benefits from exercise of stock options	6,645	—	—

Net cash provided by (used in) financing activities	(52,542)	27,855	77,237

Increase in cash and cash equivalents	(13,384)	27,524	13,727
Cash and cash equivalents at beginning of year	58,488	30,964	17,237

Cash and cash equivalents at end of year	$45,104	$58,488	$30,964

Supplemental disclosures of cash flow information:
Interest paid	$25,868	$27,802	$25,553
Income taxes paid	$54,521	$30,050	$33,500
Supplemental schedule of non-cash investing and financing activites:
Additions to capital leases	$—	$—	$75
Detail of acquisitions:
Fair value of assets acquired	$53,900	$118,069	$146,066
Cash paid for acquisitions	(50,484)	(89,149)	(121,229)

Liabilities and debt assumed	$3,416	$28,920	$24,837

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare services company with positions in three core businesses, veterinary diagnostic laboratories, animal hospitals and veterinary medical technology. We refer to these segments as Laboratory, Animal Hospital and Medical Technology, respectively.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2006, we operated 33 laboratories.

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2006, we operated 379 animal hospitals throughout 37 states.

Our medical technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

2.	Summary of Significant Accounting Policies

a.  Principles of Consolidation

Our consolidated financial statements include the accounts of our parent company, all majority-owned subsidiaries where we have control and certain veterinary-medical groups to which we provide services as discussed below. We have eliminated all intercompany transactions and balances.

We provide management services to certain veterinary-medical groups in states with laws that prohibit business corporations from providing or holding themselves out as providers of veterinary services. At December 31, 2006, we operated 141 animal hospitals in 13 of these states. In these states, we provide administrative and support services to the veterinary-medical groups. Pursuant to the management agreements, the veterinary-medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

We have determined that the veterinary-medical groups are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests, in aggregate with the variable interests held by our related parties, absorbed the majority of the expected losses and residual returns of the veterinary-medical groups. Based on these determinations, we consolidated the veterinary-medical groups in our consolidated financial statements. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on our operating income, net income, earnings per share or cash flows.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.  Revenue and Related Cost Recognition

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and,

•	collectibility is reasonably assured.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our laboratory, animal hospital and medical technology business units, at the time services are rendered.

•	For services provided by our medical technology business unit under defined support and maintenance contracts, on a straight-line basis over the contract period, recognizing costs as incurred; these services include, but are not limited to, technical support, product updates for software and extended warranty coverage.

•	For the sale of merchandise at our animal hospitals, when delivery of the goods has occurred.

•	For the sale of our digital radiography imaging equipment, ultrasound imaging equipment, software and hardware systems at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement. However, in certain circumstances, we defer this revenue as discussed in the preceding paragraphs.

We account for revenue in our medical technology business as follows, depending upon the item sold:

•	Digital radiography imaging equipment and all of its related computer equipment, our proprietary software and services in addition to any other computers sold with our proprietary software are accounted for under the rules of software accounting, Statement of Position No. 97-2, Software Revenue Recognition, as amended. Our digital radiography imaging equipment is accounted for under this literature because our proprietary software is more than incidental to the functionality of the equipment.

•	All other items, including the accounting for ultrasound imaging equipment, are accounted for pursuant the general revenue recognition rules of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue using a relative fair value basis.

We defer revenue for certain transactions in our medical technology business as follows:

•	We defer revenue for pre-paid services such as our consulting, education services or post-contract customer support (“PCS”), and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue for equipment sales when we lack vender specific objective evidence for PCS elements and recognize that revenue on a straight-line basis over the PCS period.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.

As a result, we have deferred revenue and costs at December 31, 2006 and 2005 consisting of the following (in thousands):

	2006	2005

Deferred equipment revenue(1)	$9,460	$6,002
Deferred fixed-priced support or maintenance contract revenue	853	815
Other deferred revenue(2)	2,061	1,947

Total deferred revenue	12,374	8,764
Less current portion included in other accrued liabilities	6,305	3,889

Long-term portion of deferred revenue included in other liabilities	$6,069	$4,875

Current portion of deferred costs included in prepaid expenses and other	$1,916	$1,341
Long-term portion of deferred costs included in other assets	3,043	1,686

Total deferred costs(3)	$4,959	$3,027

(1)	Represents amounts billed or received for sales arrangements that include equipment, hardware, software and PCS.

(2)	Represents amounts billed or received in advance for services.

(3)	Represents costs related to equipment, hardware and software included in deferred equipment revenue.

d.  Cash and Cash Equivalents

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

We develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. Costs associated with the development of new software are expensed as incurred. Costs related directly to the software design, coding, testing and installation are capitalized and amortized over the expected life of the software. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization are recognized on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	5 to 7 years
Software	3 years
Equipment held under capital leases	5 to 10 years

Depreciation and amortization expense, including the amortization of property under capital leases, in 2006, 2005 and 2004 was $18.6 million, $16.1 million and $13.4 million, respectively.

Property and equipment at December 31, 2006 and 2005 consisted of (in thousands):

	2006	2005

Land	$26,992	$25,148
Building and improvements	58,345	51,233
Leasehold improvements	51,688	45,462
Furniture and equipment	108,520	94,100
Software	10,651	9,705
Buildings held under capital leases	7,790	6,289
Equipment held under capital leases	318	351
Construction in progress	12,894	4,798

Total property and equipment	277,198	237,086
Less — accumulated depreciation and amortization	(111,165)	(93,305)

Total property and equipment, net	$166,033	$143,781

Accumulated amortization on buildings held under capital leases amounted to $695,000 and $191,000 at December 31, 2006 and 2005, respectively, and accumulated amortization on equipment held under capital leases amounted to $128,000 and $75,000 at December 31, 2006 and 2005, respectively.

g.  Operating Leases

Most of our facilities are under operating leases. The minimum lease payments, including predetermined fixed escalations of the minimum rent, are recognized as rent expense on a straight-line basis over the lease term as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.  The lease term includes contractual renewal options that are reasonably assured based on significant leasehold improvements acquired. Any leasehold improvement incentives paid to us by a landlord are recorded as a reduction of rent expense over the lease term. No individual lease is material to our operations.

h.  Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that we have three reporting units, Laboratory, Animal Hospital and Medical Technology, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair market value of each of our reporting units and compare their estimated fair market value against the net book value of those reporting units to determine

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if our goodwill is impaired. At December 31, 2006 and 2005, we determined that none of our goodwill was impaired for our reporting units.

The following table presents the changes in the carrying amount of our goodwill for 2006 and 2005 (in thousands):

	Laboratory	Animal Hospital	Medical Equipment	Total

Balance as of January 1, 2005	$93,671	$386,255	$19,218	$499,144
Goodwill acquired	—	84,595	371	84,966
Other(1)	575	1,817	(429)	1,963
Goodwill related to partnership interests	—	577	—	577
Goodwill related to sale of animal hospitals	—	(206)	—	(206)

Balance as of December 31, 2005	94,246	473,038	19,160	586,444
Goodwill acquired	1,064	38,531	—	39,595
Other(1)	—	(270)	—	(270)
Goodwill related to sale of animal hospitals	—	(21)	—	(21)

Balance as of December 31, 2006	$95,310	$511,278	$19,160	$625,748

(1)	Other includes purchase price adjustments and earn-out payments.

i.  Other Intangible Assets

In addition to goodwill, we have other amortizable intangible assets at December 31, 2006 and 2005, as follows (in thousands):

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenants not-to-compete	$12,687	$(6,169)	$6,518	$11,145	$(4,970)	$6,175
Non-contractual customer relationships	9,869	(1,553)	8,316	3,235	(701)	2,534
Technology	1,270	(568)	702	1,270	(314)	956
Trademarks	569	(127)	442	569	(70)	499
Contracts	397	(231)	166	397	(129)	268
Client lists	506	(357)	149	461	(158)	303

Total	$25,298	$(9,005)	$16,293	$17,077	$(6,342)	$10,735

Amortization is recognized on the straight-line method over the following estimated useful lives:

Covenants not-to-compete	3 to 10 years
Non-contractual customer relationships	4 to 25 years
Technology	5 years
Trademarks	10 years
Contracts	2 to 4 years
Client lists	3 years

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	2006	2005	2004

Aggregate amortization expense	$3,597	$3,215	$2,395

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of December 31, 2006 is as follows (in thousands):

2007	$3,619
2008	2,998
2009	1,954
2010	1,205
2011	736
Thereafter	5,781

Total	$16,293

j.  Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.

We also assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities. At December 31, 2005, we had contingent liabilities of $6.8 million recorded in other liabilities in our consolidated balance sheet related to such differences. During the first quarter of 2006, we determined that these contingencies no longer existed due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million.

Effective January 1, 2007, we will be required to assess any uncertain tax positions using the recognition threshold and measurement attributes prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). Based on our current tax positions, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements. See discussion of FIN 48 below under Note 2.u., New Accounting Standards.

k.  Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances of $58,000 and $99,000 at December 31, 2006 and 2005, respectively. The notes bear interest at rates varying from 5% to 9% per annum.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l.  Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $579,000 and $230,000 at December 31, 2006 and 2005, respectively.

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

n.  Derivative Instruments

We use interest rate hedging contracts to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. If we determine that contracts are effective at meeting our risk reduction and correlation criteria, we account for them using hedge accounting. Under hedge accounting, we recognize the effective portion of changes in the fair value of the contracts in other comprehensive income and the ineffective portion in earnings. If we determine that contracts do not, or no longer meet our risk reduction and correlation criteria, we account for them under a fair-value method recognizing changes in the fair value in earnings in the period of change. If we determine that a contract no longer meets our risk reduction and correlation criteria, we recognize in earnings any accumulated balance in other comprehensive income related to this contract in the period of determination. For interest rate swap agreements accounted for under hedge accounting, we assess the effectiveness based on changes in their intrinsic value with changes in the time value portion of the contract reflected in earnings. All cash payments made or received under the contracts are recognized in interest expense.

o.  Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense amounted to $13.5 million, $11.2 million and $8.6 million for 2006, 2005 and 2004, respectively.

p.  Insurance and Self-Insurance

We use a combination of insurance, high-deductible insurance and self-insurance for a number of risks, including workers’ compensation, general liability, property insurance and our health benefits. Liabilities associated with these risks are estimated at fair value on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

q.  Debt Retirement Costs

We have completed multiple debt refinancing transactions and voluntary debt repayments. As a result of these transactions, we incurred debt retirement costs of $19.3 million and $880,000 in 2005 and 2004, respectively. See Note 5., Long-Term Obligations, for additional information related to these transactions. These costs for all periods presented have been included as a component of income from operations in the consolidated income statements.

r.  Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are mostly for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2006 and 2005 were $97,000 and $87,000, respectively.

s.  Calculation of Earnings per Common Share

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

	2006	2005	2004

Net income	$105,529	$67,816	$63,572

Weighted average common shares outstanding:
Basic	83,198	82,439	81,794
Effect of dilutive potential common stock:
Stock options	1,684	1,557	1,512
Contracts that may be settled in stock or cash	—	—	55

Diluted	84,882	83,996	83,361

Basic earnings per common share	$1.27	$0.82	$0.78

Diluted earnings per common share	$1.24	$0.81	$0.76

t.  Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based payments under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of share-based payments granted to our employees and directors, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted SFAS No. 123R using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.

The adoption of SFAS No. 123R had the following impact on our consolidated financial statements in 2006 (in thousands, except per share amounts):

Share-based compensation:
Laboratory direct cost	$656
Laboratory selling, general and administrative expense	509
Animal hospital selling, general and administrative expense	1,076
Corporate selling, general and administrative expense	830

3,071
Tax benefit	(1,159)

Net decrease in net income	$1,912

Effect on:
Basic earnings per common share	$0.02

Diluted earnings per common share	$0.02

Effect on:
Cash flows from operating activities	$(6,645)

Cash flows from financing activities	$6,645

Prior to the adoption of SFAS No. 123R, we reported all income tax benefits resulting from the exercise of stock options as a component of cash provided by operating activities on our consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. As such, the $6.6 million excess tax benefit classified as a financing activity on our consolidated statement of cash flows in 2006 would have been recognized as an operating activity if we had not adopted SFAS No. 123R.

No share-based compensation was recognized in 2005 and 2004; however, the following table presents net income and earnings per common share as if we had recognized share-based compensation using the fair-value-based method (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$67,816	$63,572
Deduct: Total share-based compensation determined under fair-value-based method for all awards, net of tax	(12,667)	(3,231)

Pro forma net income	$55,149	$60,341

Earnings per common share:
Basic — as reported	$0.82	$0.78
Basic — pro forma	$0.67	$0.74

Diluted — as reported	$0.81	$0.76
Diluted — pro forma	$0.66	$0.72

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

u.	New Accounting Standards

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. In the fourth quarter of 2006, we adopted SAB No. 108. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 will be effective for our company on January 1, 2007. Based on our current tax positions, we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

  v.  Reclassifications

Certain prior year balances have been reclassified to conform to the 2006 financial statement presentation.

3.	Related Party Transactions

a.	Transactions with Zoasis

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. We purchased services of $1.9 million, $1.1 million and $946,000 for 2006, 2005 and 2004, respectively. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis, and a separate officer sold his entire 1% interest in Zoasis in 2004 for less than $15,000. We believe the pricing of these services is comparable to prices paid by us to independent third parties.

In 2003, we entered into an agreement with Zoasis pursuant to which we acquired all of Zoasis’ right, title and interest in and to certain software in exchange for all our preferred stock of Zoasis then held by us. Concurrent with the purchase of the software, we granted to Zoasis a limited royalty-free, non-exclusive license to this software in exchange for Zoasis providing certain support for the software. Both we and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software is hosted at our expense at a third-party hosting facility for the benefit of both parties.

b.	Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP, or Akin. Akin provided legal services to us during 2006, 2005 and 2004. The cost of these legal services approximated $550,000, $1.3 million and $1.8 million in 2006, 2005 and 2004, respectively.

c.	Registration Rights Agreement

On September 20, 2000, we entered into a stockholders agreement with each of our then stockholders, under which each party to the stockholders agreement has registration rights. In connection with these

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registration rights, we agreed to pay any expenses associated with any demand registrations or piggyback registrations.

In 2004, we registered the sale of common stock held by an affiliate of Leonard Green & Partners, L.P., a significant shareholder at the time. John M. Baumer, John G. Danhakl and Peter J. Nolan each served on our Board of Directors at the time of the registration and are partners in Leonard Green & Partners, L.P.

We incurred costs of $675,000 in connection with these registrations.

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented, we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	2006	2005	2004

Laboratories:
Acquisitions	3	—	—
Acquisitions relocated into our existing laboratories	(2)	—	—

	1	—	—

Animal hospitals:
Acquisitions, excluding Pet’s Choice and NPC(1)(2)	22	22	18
Pet’s Choice(1)	—	46	—
NPC(2)	—	—	67
Acquisitions relocated into our existing animal hospitals	(5)	(6)	(5)

	17	62	80

(1)	Pet’s Choice, Inc. (“Pet’s Choice”) was acquired on July 1, 2005.

(2)	National PetCare Centers, Inc. (“NPC”) was acquired on June 1, 2004.

In addition to the acquisitions listed above, we also acquired Sound Technologies, Inc. (“STI”) on October 1, 2004, which is discussed below in the Sound Technologies, Inc. section.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Animal Hospital and Laboratory Acquisitions, excluding Pet’s Choice and NPC

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding NPC and Pet’s Choice, and the allocation of the purchase price (in thousands):

	2006	2005	2004

Consideration:
Cash	$48,388	$34,199	$28,338
Notes payable and other liabilities assumed	5,306	2,635	1,493

Total	$53,694	$36,834	$29,831

Purchase Price Allocation:
Tangible assets	$4,944	$2,023	$1,436
Identifiable intangible assets	9,155	1,956	1,671
Goodwill(1)	39,595	32,855	26,724

Total	$53,694	$36,834	$29,831

(1)	We expect that $34.1 million, $25.3 million and $23.1 million of the goodwill recognized in 2006, 2005 and 2004, respectively, to be fully deductible for income tax purposes.

Pet’s Choice, Inc.

On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals located in five states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in five states, particularly Texas and Washington. Our consolidated financial statements reflect the operating results of Pet’s Choice since July 1, 2005.

The total consideration for this acquisition was $78.9 million, consisting of: $51.1 million in cash paid to holders of Pet’s Choice stock and debt; $14.1 million in assumed debt; $9.5 million in assumed liabilities; $2.9 million of operating leases whose terms were in excess of market; $833,000 paid for professional and other outside services; and $464,000 paid as part of our plan to close the Pet’s Choice corporate office and terminate certain employees. The $78.9 million consideration was allocated as follows: $57.8 million to goodwill; $266,000 to identifiable intangible assets; and $20.8 million to tangible assets, including real estate in the amount of $1.2 million and buildings held under capital leases of $6.3 million. We expect that $21.8 million of the goodwill recognized will be fully deductible for income tax purposes.

The $266,000 of acquired identifiable intangible assets has a weighted-average useful life of approximately 3 years. The intangible assets that make up that amount include covenants not-to-compete of $5,000 (5-year weighted-average useful life) and client lists of $261,000 (3-year weighted-average useful life).

In addition, we incurred integration costs of $1.2 million, which were expensed as incurred and are included in corporate selling, general and administrative expense.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total consideration for this acquisition was $88.8 million, consisting of: $66.2 million in cash paid to holders of NPC stock and debt; $2.5 million in assumed debt; $11.4 million in assumed liabilities; $4.3 million of operating leases whose terms were in excess of market; $2.0 million paid for professional and other outside services; and $2.4 million paid as part of our plan to close certain facilities and terminate certain employees. The $88.8 million consideration was allocated as follows: $71.2 million to goodwill; $1.4 million to identifiable intangible assets; and $16.2 million to tangible assets, including real estate in the amount of $5.0 million. We expect that $30.0 million of the goodwill recognized will be fully deductible for income tax purposes.

The $1.4 million of acquired identifiable intangible assets have a weighted-average useful life of approximately 5 years. The intangible assets that make up that amount include covenants not-to-compete of $1.3 million (5-year weighted-average useful life) and client lists of $155,000 (3-year weighted-average useful life).

In addition, we incurred integration costs $1.4 million, which were expensed as incurred and are included in corporate selling, general and administrative expense.

Sound Technologies, Inc.

On October 1, 2004, we acquired STI, a supplier of digital radiography and ultrasound imaging equipment, related computer hardware, software and services to the veterinary industry. The acquisition of STI provides us the opportunity to sell digital imaging equipment, which we believe is an emerging and dynamic segment within the animal healthcare industry. Our consolidated financial statements reflect the operating results of STI since October 1, 2004.

The total consideration for this acquisition was $30.9 million, consisting of: $23.9 million in cash paid to holders of STI stock, including additional consideration of $1.5 million paid in 2005; $1.1 million in assumed debt; $5.5 million in assumed liabilities; and $380,000 paid for professional and other outside services. The $30.9 million consideration was allocated as follows: $18.8 million to goodwill; $4.7 million to identifiable intangible assets; and $7.4 million to tangible assets. We expect that $389,000 of the goodwill recognized will be fully deductible for income tax purposes.

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

Partnership Interests

We purchased the ownership interests in certain partially-owned subsidiaries of our company from partners of these subsidiaries. The following table summarizes the consideration paid by us and the amount of goodwill recorded for these acquisitions (in thousands):

	2006	2005	2004

Consideration:
Cash	$—	$568	$922
Notes payable and other liabilities assumed	—	399	220

Total	$—	$967	$1,142

Goodwill(1)	$—	$709	$846

(1)	We expect that the goodwill will be fully deductible for income tax purposes.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquisition Payments

We paid $2.0 million, $1.2 million and $921,000 in 2006, 2005 and 2004, respectively, to sellers for the unused portion of holdbacks. See Note 9.d., Holdbacks, for additional information.

In June 2004, we paid $2.3 million to settle the remaining obligation to a seller in connection with a prior year acquisition.

We paid $135,000, $665,000 and $325,000 in 2006, 2005 and 2004, respectively, for earn-out targets that were met. We recorded goodwill in the same amount as the earn-out payments, which we expect will be fully deductible for tax purposes. See Note 9.c., Earn-out Payments, for additional information.

5.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2006 and 2005 (in thousands):

		2006	2005

Revolving credit	Revolving line of credit, maturing in 2010, secured by assets, variable interest rate	$—	$—

Senior term notes	Notes payable, maturing in 2011, secured by assets, variable interest rate (weighted average interest rate of 6.6% and 4.9% in 2006 and 2005, respectively)	372,668	436,613

Secured seller notes	Notes payable, various maturities through 2011, secured by assets and stock of certain subsidiaries, various interest rates ranging from 7.8% to 10.0%	2,734	3,140

Unsecured debt	Notes payable, various maturities through 2009, various interest rates ranging from 2.0% to 9.7%	90	134

	Total debt obligations	375,492	439,887

	Capital lease obligations	15,223	12,825

		390,715	452,712

	Less — current portion	(6,648)	(5,884)

		$384,067	$446,828

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2006 are presented below (in thousands):

	Long-term	Capital
	Obligations	Leases	Total

2007	$5,608	$1,040	$6,648
2008	4,181	1,070	5,251
2009	3,879	1,144	5,023
2010	3,880	1,283	5,163
2011	357,944	1,374	359,318
Thereafter	—	9,312	9,312

Total	$375,492	$15,223	$390,715

Senior Credit Facility

In June 2004, we amended and restated our senior credit facility to replace the existing senior term notes in the principal amount of $145.3 million with an interest rate margin of 2.50% with new senior term notes in the principal amount of $225.0 million with an interest rate margin of 2.25%. The additional borrowings were used to acquire NPC on June 1, 2004. In connection with this transaction, we paid financing costs of $794,000 and recognized debt retirement costs of $810,000.

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

In May 2005, we entered into a new senior credit facility with various lenders for $550.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. The senior credit facility includes $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice on July 1, 2005. In connection with entering into the new senior credit facility and repaying our existing senior term notes, we paid financing costs of $2.8 million and recognized debt retirement costs of $2.0 million.

The new revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility.

Since entering into our senior credit facility in May 2005, we have prepaid a portion of our senior term notes in 2005 and 2006 in the amount of $35.0 million and $60.0 million, respectively.

Interest Rate on Senior Term Notes.  In general, borrowings under our senior credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin of 1.50% per annum for the senior term notes existing from January 2004 to June 2004, a margin of 1.25% per annum for the senior term notes existing from June 2004 to December 2004, a margin of 0.75% per annum for the senior term notes existing from December 2004 to May 2005 and a margin of 0.50% per annum for the senior term notes existing since May 2005; or

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the adjusted Eurodollar rate (as defined below) plus a margin of 2.50% per annum for the senior term notes existing from January 2004 to June 2004, a margin of 2.25% per annum for the senior term notes existing from June 2004 to December 2004, a margin of 1.75% per annum for the senior term notes existing from December 2004 to May 2005 and a margin of 1.50% per annum for the senior term notes existing since May 2005.

Interest Rate on Revolving Credit Facility.  In general, borrowings under our revolving credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin, as defined in the senior credit facility based on our leverage ratio, ranging from 1.00% to 2.25% per annum for the revolving credit facility existing from January 2004 to December 2004, a margin of 0.50% per annum for the revolving credit facility existing from December 2004 to December 2006; or

•	the adjusted Eurodollar rate (as defined below) plus a margin, as defined in the senior credit facility based on our leverage ratio, ranging from 2.00% to 3.25% per annum for the revolving credit facility existing from January 2004 to December 2004, a margin of 1.50% per annum for the revolving credit facility existing from December 2004 to December 2006.

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

The revolving credit facility has a commitment fee equal to 0.50% per annum on the unused portion of the commitment or 0.375% per annum when the unused commitment is less than or equal to 50.0%.

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

	2007	2008	2009	2010	2011

Senior term notes	$3,793	$3,793	$3,793	$3,793	$357,496

Pursuant to the terms of the senior credit facility, mandatory prepayments are due on the senior term notes equal to 75% of any excess cash flow at the end of each fiscal year. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments. At December 31, 2006, we determined that our excess cash flow did not exceed the defined amount. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty.

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

Debt Covenants.  The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2006,

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we had a fixed charge coverage ratio of 1.75 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 1.78 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

9.875% Senior Subordinated Notes

At January 1, 2004, we had $170.0 million in principal amount of 9.875% senior subordinated notes due 2009 with Chase Manhattan Bank and Trust Company, N.A., as trustee.

In May 2005, we redeemed $170.0 million, the entire principal amount, of our 9.875% senior subordinated notes. In connection with prepaying our 9.875% senior subordinated notes, we paid financing costs and a tender fee of $505,000 and $13.8 million, respectively, and recognized debt retirement costs of $17.3 million.

Interest Rate.  Interest was payable semi-annually in arrears on June 1 and December 1. Interest was computed on the basis of a 360-day year comprised of twelve 30-day months at the rate of 9.875% per annum.

Guarantee.  The 9.875% senior subordinated notes were general, unsecured obligations owed by us. They were subordinated in right of payment to all existing and future debt incurred under the senior credit facility. They were unconditionally guaranteed on a senior subordinated basis by us and our wholly-owned subsidiaries.

Fair Value of Our Debt

We believe the carrying value of our fixed-rate long-term debt is a reasonable estimate of fair value. We also believe the carrying value of our variable-rate long-term debt is a reasonable estimate of fair value due to the fact the interest rate resets periodically.

Interest Rate Swap Agreements

We have entered into interest rate swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current LIBOR and the same set notional principal amounts. A summary of these agreements is as follows:

Interest Rate Swap Agreements

Fixed interest rate	2.22%	1.72%	1.51%	4.07%	3.98%	3.94%	5.51%
Notional amount	$40 million	$20 million	$20 million	$50 million	$50 million	$50 million	$50 million
Effective date	11/29/2002	5/30/2003	5/30/2003	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	11/29/2004	5/31/2005	5/31/2005	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Wells Fargo	Wells Fargo	Goldman Sachs	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge
accounting(1)	No	No	Yes	Yes	Yes	Yes	Yes

(1)	The interest rate swap agreements with a fixed interest rate of 2.22% and 1.72% were no longer considered effective as of May 2003 and March 2004, respectively. These interest rate swap agreements were initially considered to be cash flow hedging instruments; however, we later determined that they were no longer effective tools for mitigating interest rate risk within an acceptable degree of variance because the current interest rate environment was materially different than our projections at the inception of the contracts. As a result of this determination, these interest rate swap agreements no longer qualified for hedge accounting.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	2006	2005	2004

Cash (received) paid(1)	$(1,542)	$57	$398
Recognized (gain) loss(2)	$8	$(122)	$(338)

(1)	These payments are included in interest expense in our consolidated income statements.

(2)	These recognized gains are included in other income in our consolidated income statements.

The valuation of our interest rate swap agreements was determined by the counterparties based on fair market valuations for similar agreements. The fair market value of our interest rate swap agreements and the classification of those amounts in our consolidated balance sheets were as follows (in thousands):

	At December 31,
	2006	2005

Prepaid expenses and other	$1,863	$2,236
Other accrued liabilities	(603)	—

	$1,260	$2,236

6.	Preferred Stock

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 11,000,000 shares of preferred stock with a par value of $0.001 per share. At December 31, 2006 and 2005, we had no preferred stock outstanding.

7.	Common Stock

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 175,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2006 and 2005, we had 83,559,577 and 82,758,934, respectively, common shares outstanding.

Dividends

On August 25, 2004, we effected a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of August 11, 2004. All share and per share information included in this document have been restated to reflect the effect of the stock dividend.

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends or make other distributions in respect of our common stock. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

8.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2006, there were 5,289,763 shares of common stock issuable upon exercise of outstanding options granted under our existing stock incentive plans. We maintain three plans, the 1996 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 2006 Equity Incentive Plan (“2006 Plan”). New options

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other stock awards may only be granted under the 2006 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2006 Plan to our employees, directors, consultants and those of our affiliates is (a) 6,490,412 shares of common stock; plus (b) any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. At December 31, 2006, all of these shares were available for grant. Outstanding options granted under our plans typically vest over periods that range from two to four years and expire between seven and ten years from the date of grant.

Stock Option Activity

A summary of our stock option activity for 2006 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2006	6,090	$14.58
Granted	39	30.70
Exercised	(800)	7.78
Forfeited/Canceled	(39)	16.50

Outstanding at December 31, 2006	5,290	$15.72	5.0	$87,136

Exercisable at December 31, 2006	4,387	$15.54	5.2	$73,047

Expected to vest at December 31, 2006	877	$16.59	4.3	$13,679

The weighted-average grant-date fair value of our stock options granted during 2006, 2005 and 2004 was $10.97, $9.46 and $6.00, respectively. The aggregate intrinsic value of our stock options exercised during 2006, 2005 and 2004 was $19.0 million, $9.6 million and $10.5 million, respectively. The actual tax benefit realized on options exercised during 2006, 2005 and 2004 was $7.3 million, $3.8 million and $4.2 million, respectively. The total fair value of options vested during 2006, 2005 and 2004 was $3.2 million, $22.7 million and $3.5 million, respectively.

The following table summarizes information about the options outstanding at December 31, 2006 (in thousands, except per share amounts and the weighted avg. remaining contractual life):

Options Outstanding
		Weighted		Options Exercisable
		Avg.			Weighted
		Remaining	Weighted		Avg.
	Number	Contractual	Avg.	Number	Exercise
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Price

$0.50	175	3.7	$0.50	175	$0.50
$6.26 - $7.97	1,521	5.9	$7.01	1,477	$7.01
$15.33 - $30.70	3,594	4.7	$20.14	2,735	$21.11

At December 31, 2006, there was $3.3 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the fair value of those options granted during 2006, 2005 and 2004:

	2006	2005	2004

Expected volatility(1)	35.5%	37.8% to 39.6%	32.0% to 33.0%
Weighted-average volatility(1)	35.5%	37.9%	32.5%
Expected dividends	0.0%	0.0%	0.0%
Expected term(2)	4.3 years	5.2 years	4.8 years
Risk-free rate(3)	5.0%	3.9% to 4.3%	2.7% to 3.5%

(1)	We estimate the volatility of our common stock on the date of grant based on historical volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimated the expected term based on the simplified method permitted under SAB No. 107.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

9.	Commitments and Contingencies

a.	Leases

We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

The future minimum lease payments on operating leases at December 31, 2006, including renewal option periods, are as follows (in thousands):

2007	$31,513
2008	31,288
2009	31,151
2010	29,668
2011	29,424
Thereafter	353,922

Total	$506,966

Rent expense totaled $32.0 million, $27.5 million and $21.1 million in 2006, 2005 and 2004, respectively. Rental income totaled $761,000, $546,000 and $428,000 in 2006, 2005, and 2004, respectively.

b.	Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $53.7 million of products and services through 2011.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  d.  Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2006 and 2005 were $1.6 million and $1.8 million, respectively, and are included in other accrued liabilities.

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

In the event any of these officers terminate their employment agreements for cause, we terminate any of their employment agreements without cause or a change of control occurs (in which case such employment agreements terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, a bonus based on past bonuses, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  f.  Other Contingencies

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

10.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	2006	2005	2004

Federal:
Current	$42,631	$29,197	$29,021
Deferred	6,458	7,539	6,416

	49,089	36,736	35,437

State:
Current	9,331	5,941	6,739
Deferred	1,230	1,436	875

	10,561	7,377	7,614

	$59,650	$44,113	$43,051

The net deferred income tax assets (liabilities) at December 31, 2006 and 2005 is comprised of the following (in thousands):

	2006	2005

Current deferred income tax assets:
Accounts receivable	$4,423	$3,045
State taxes	2,247	1,709
Other liabilities and reserves	6,860	5,211
Other assets	301	185
Inventory	1,104	822

Total current deferred income tax assets, net	$14,935	$10,972

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$11,043	$12,910
Write-down of assets	1,226	1,226
Start-up costs	336	336
Other assets	10,035	6,293
Intangible assets	(55,635)	(43,451)
Property and equipment	(1,184)	(1,105)
Unrealized loss on investments	1,967	1,967
Share-based compensation	1,000	—
Valuation allowance	(8,592)	(8,979)

Total non-current deferred income tax liabilities, net	$(39,804)	$(30,803)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, we had Federal net operating loss (“NOL”) carryforwards of approximately $36.0 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2026. Under the Tax Reform Act of 1986, the utilization of NOL carryforwards to reduce taxable income will be restricted under certain circumstances. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment related expenditures where the realization of this benefit is uncertain at this time.

Our effective tax rate was 36.1%, 39.4% and 40.4% in 2006, 2005 and 2004, respectively. The effective tax rate for 2006 as compared to 2005 reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities, and a $1.3 million tax adjustment related to an increase in our estimated current tax liabilities as of December 31, 2006 recognized in the fourth quarter of 2006. The effective tax rate for 2005 as compared to 2004 reflects a lower weighted-average state statutory tax rate due to a favorable shift in the number of facilities that we operated in states with lower tax rates or no state income tax.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	2006	2005	2004

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.3	4.3	5.2
Reduction in Federal tax liability	(3.4)	—	—
Miscellaneous	0.2	0.1	0.2

	36.1%	39.4%	40.4%

11.	Partnership Interests

We own some of our animal hospitals in partnerships with minority interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record minority interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. Minority interest in income of subsidiaries was $3.1 million, $3.1 million and $2.6 million in 2006, 2005 and 2004, respectively. In addition, we reflect our minority partners’ cumulative share in the equity of the respective partnerships as minority interests in our consolidated balance sheets. At December 31, 2006 and 2005, minority interest was $9.7 million and $9.9 million, respectively.

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. These obligations are considered liabilities because of the certainty of the event. As a result we valued these liabilities at fair value as of the date of partnership formation. At December 31, 2006 and 2005, these liabilities were $1.8 million and $2.0 million, respectively, and are included in other liabilities in our consolidated balance sheets.

12.  401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions to our voluntary retirement plan approximated $2.0 million, $1.6 million and $1.3 million in 2006, 2005 and 2004, respectively.

13.	Lines of Business

We have four reportable segments: Laboratory, Animal Hospital, Medical Technology and Corporate. These segments are strategic business units that have different products, services and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. The Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market. The Corporate segment provides selling, general and administrative support services for the other segments.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

2006
External revenue	$235,781	$711,997	$35,535	$—	$—	$983,313
Intersegment revenue	22,564	—	3,770	—	(26,334)	—

Total revenue	258,345	711,997	39,305	—	(26,334)	983,313
Direct costs	138,896	573,639	25,092	—	(24,878)	712,749

Gross profit	119,449	138,358	14,213	—	(1,456)	270,564
Selling, general and administrative expense	17,460	20,232	10,762	29,566	—	78,020
Write-down and loss on sale of assets	8	(12)	—	21	—	17

Operating income (loss)	$101,981	$118,138	$3,451	$(29,587)	$(1,456)	$192,527

Depreciation and amortization	$4,644	$14,595	$1,452	$1,753	$(202)	$22,242
Capital expenditures	$9,054	$23,359	$615	$3,914	$(1,626)	$35,316
Total assets at December 31, 2006	$167,363	$671,975	$53,161	$85,533	$(6,075)	$971,957

2005
External revenue	$203,595	$607,565	$28,506	$—	$—	$839,666
Intersegment revenue	18,469	—	1,824	—	(20,293)	—

Total revenue	222,064	607,565	30,330	—	(20,293)	839,666
Direct costs	123,138	489,326	20,897	—	(19,562)	613,799

Gross profit	98,926	118,239	9,433	—	(731)	225,867
Selling, general and administrative expense	13,993	16,224	9,033	26,935	—	66,185
Write-down and loss on sale of assets	5	434	—	2	—	441

Operating income (loss)	$84,928	$101,581	$400	$(26,937)	$(731)	$159,241

Depreciation and amortization	$3,954	$12,457	$1,312	$1,676	$(64)	$19,335
Capital expenditures	$8,409	$16,528	$696	$4,404	$(828)	$29,209
Total assets at December 31, 2005	$146,902	$615,824	$47,114	$90,977	$(2,412)	$898,405

2004
External revenue	$186,976	$481,023	$6,090	$—	$—	$674,089
Intersegment revenue	13,465	—	—	—	(13,465)	—

Total revenue	200,441	481,023	6,090	—	(13,465)	674,089
Direct costs	112,661	387,477	3,885	—	(13,465)	490,558

Gross profit	87,780	93,546	2,205	—	—	183,531
Selling, general and administrative expense	12,660	12,761	1,842	20,994	—	48,257
Loss on sale of assets	1	58	—	—	—	59

Operating income (loss)	$75,119	$80,727	$363	$(20,994)	$—	$135,215

Depreciation and amortization	$3,482	$10,502	$289	$1,542	$—	$15,815
Capital expenditures	$7,392	$14,561	$195	$1,806	$—	$23,954
Total assets at December 31, 2004	$136,810	$503,485	$35,198	$67,817	$(1,210)	$742,100

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2006 and 2005
(In thousands)

	2006	2005

Assets:
Notes receivable, net	—	3
Investment in subsidiaries	440,758	335,817

Total assets	$440,758	$335,820

Liabilities:
Intercompany payable	$10,453	$27,069
Stockholders’ equity:
Common stock	84	83
Additional paid-in capital	275,013	258,402
Accumulated earnings (deficit)	154,586	49,057
Accumulated other comprehensive income	622	1,209

Total stockholders’ equity	430,305	308,751

Total liabilities and stockholders’ equity	$440,758	$335,820

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Write-down and loss on sale of assets	—	—	—

Operating income	—	—	—
Interest (income) expense, net	(1)	(1)	(3)
Equity interest in income of subsidiaries	105,528	67,815	63,570

Income before minority interest and provision for income taxes	105,529	67,816	63,573
Minority interest in income of subsidiaries	—	—	—

Income before provision for income taxes	105,529	67,816	63,573
Provision for income taxes	—	—	1

Net income	$105,529	$67,816	$63,572

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$105,529	$67,816	$63,572
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(105,528)	(67,815)	(63,570)
Increase in intercompany receivable	(6,228)	(3,223)	(2,921)

Net cash used in operating activities	(6,227)	(3,222)	(2,919)

Cash flows provided by investing activities:
Other	—	10	6

Net cash provided by investing activities	—	10	6

Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	6,227	3,212	2,913

Net cash provided by financing activities	6,227	3,212	2,913

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

VCA ANTECH, INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	Guarantees

The borrowings under the senior credit facility are guaranteed by VCA Antech, Inc. (“VCA”) and its wholly-owned subsidiaries. Vicar Operating, Inc. (“Vicar’’), a wholly-owned subsidiary of VCA, may borrow up to $75.0 million under a revolving line of credit under the senior credit facility. VCA’s guarantee under the senior credit facility is secured by the assets of its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interest of its wholly-owned subsidiaries.

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

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. For the years ended December 31, 2006, 2005 and 2004, VCA did not receive any cash dividends from its consolidated subsidiaries.

VCA ANTECH, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and		Other	at End
	Period	Expenses	Write-offs	(1)	of Period

Year ended December 31, 2006 Allowance for uncollectible accounts(2)	$9,509	$5,923	$(4,703)	$524	$11,253
Year ended December 31, 2005 Allowance for uncollectible accounts(2)	$7,755	$4,766	$(3,842)	$830	$9,509
Year ended December 31, 2004 Allowance for uncollectible accounts(2)	$6,744	$3,411	$(3,056)	$656	$7,755

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2007 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2007 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2007 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2007 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2007 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	FINANCIAL STATEMENTS — See Item 8 of this annual report on Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — See Item 8 of this annual report on Form 10-K.

(2)	SCHEDULE I — CONDENSED FINANCIAL INFORMATION — See Item 8 of this annual report on Form 10-K.

(3)	SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS — See Item 8 of this annual report on Form 10-K.

(4) EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3		Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4		Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q filed August 6, 2004.
4.1		Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1		Credit & Guaranty Agreement, dated as of May 16, 2005, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 18, 2005.
10.2		First Amendment to the Credit and Guaranty Agreement, dated as of February 17, 2006, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 22, 2006.
10.3		Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.4		Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.5		Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.
10	.6*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.7*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.8*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.9*	Letter Agreement, dated as of March 3, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed March 27, 2003.
10	.10*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.11*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

Number		Exhibit Description

10	.12*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.13*	Summary of Board of Directors Compensation.
10	.14*	Summary of Executive Officer Compensation. Incorporated by reference to Exhibit 1.01 to the Registrant’s current report on Form 8-K filed August 2, 2006.
10	.15*	Summary of Cash Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 1.01 to the Registrant’s current report on Form 8-K filed October 13, 2005.
10.16		Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.17		2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.18		VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.19		Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.20		Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.21		Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.22		Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.
10.23		Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1		Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1		Subsidiaries of Registrant
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in signature page).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2007.

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

	Signature	Title	Date

	/s/ Robert L. Antin Robert L. Antin	Chairman of the Board, President and Chief Executive Officer	February 27, 2007

	/s/ Tomas W. Fuller Tomas W. Fuller	Chief Financial Officer, Principal Financial Officer, Vice President and Secretary	February 27, 2007

	/s/ Dawn R. Olsen Dawn R. Olsen	Principal Accounting Officer, Vice President and Controller	February 27, 2007

	/s/ John M. Baumer John M. Baumer	Director	February 27, 2007

	/s/ John Heil John Heil	Director	February 27, 2007

	/s/ Frank Reddick Frank Reddick	Director	February 28, 2007

	/s/ John B. Chickering, Jr. John B. Chickering, Jr.	Director	February 27, 2007

*By:	Attorney-in-Fact	Director