Form 10-Q
period 2007-03-31
VCA ANTECH INC
filed 2007-05-10
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,047,143 shares as of May 7, 2007.

VCA ANTECH, INC.
FORM 10-Q
MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$38,245	$45,104
Trade accounts receivable, less allowance for uncollectible accounts of $11,227 and $11,195 at March 31, 2007 and December 31, 2006, respectively	49,228	44,491
Inventory	21,491	21,420
Prepaid expenses and other	13,381	13,492
Deferred income taxes	16,526	14,935
Prepaid income taxes	—	13,523

Total current assets	138,871	152,965
Property and equipment, less accumulated depreciation and amortization of $115,954 and $111,165 at March 31, 2007 and December 31, 2006, respectively	180,692	166,033
Other assets:
Goodwill	652,339	625,748
Other intangible assets, net	16,604	16,293
Deferred financing costs, net	918	979
Other	12,299	9,939

Total assets	$1,001,723	$971,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$5,645	$6,648
Accounts payable	21,457	23,328
Accrued payroll and related liabilities	31,594	33,864
Income taxes payable	3,145	—
Other accrued liabilities	31,713	30,961

Total current liabilities	93,554	94,801
Long-term obligations, less current portion	382,768	384,067
Deferred income taxes	42,233	39,804
Other liabilities	12,251	13,294
Minority interest	9,615	9,686
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 83,990 and 83,560 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	84	84
Additional paid-in capital	278,038	275,013
Accumulated earnings	182,899	154,586
Accumulated other comprehensive income	281	622

Total stockholders’ equity	461,302	430,305

Total liabilities and stockholders’ equity	$1,001,723	$971,957

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$265,145	$234,180
Direct costs	189,225	170,659

Gross profit	75,920	63,521
Selling, general and administrative expense	21,473	18,885
Write-down and loss (gain) on sale of assets	122	(118)

Operating income	54,325	44,754
Interest expense, net	5,773	6,312
Other (income) expense	55	(66)

Income before minority interest and provision for income taxes	48,497	38,508
Minority interest in income of subsidiaries	846	774

Income before provision for income taxes	47,651	37,734
Provision for income taxes	19,338	8,075

Net income	$28,313	$29,659

Basic earnings per common share	$0.34	$0.36

Diluted earnings per common share	$0.33	$0.35

Shares used for computing basic earnings per share	83,924	82,813

Shares used for computing diluted earnings per share	85,649	84,583

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$28,313	$29,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,931	5,422
Amortization of debt costs	61	132
Provision for uncollectible accounts	1,425	1,562
Write-down and loss (gain) on sale of assets	122	(118)
Share-based compensation	1,217	776
Excess tax benefit from exercise of stock options	(922)	(1,277)
Minority interest in income of subsidiaries	846	774
Distributions to minority interest partners	(645)	(798)
Deferred income taxes	1,159	2,917
Other	(142)	(235)
Changes in operating assets and liabilities:
Accounts receivable	(6,040)	(2,132)
Inventory, prepaid expenses and other assets	(398)	(222)
Accounts payable and other accrued liabilities	(2,279)	(6,578)
Accrued payroll and related liabilities	(2,270)	(3,430)
Income taxes	17,637	11,300

Net cash provided by operating activities	44,015	37,752

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(32,203)	(15,863)
Real estate acquired in connection with business acquisitions	(7,929)	(1,779)
Property and equipment additions	(11,875)	(7,860)
Proceeds from sale of assets	1,564	286
Other	110	76

Net cash used in investing activities	(50,333)	(25,140)

Cash flows used in financing activities:
Repayment of long-term obligations	(2,302)	(41,416)
Proceeds from issuance of common stock under stock option plans	839	1,219
Excess tax benefit from exercise of stock options	922	1,277

Net cash used in financing activities	(541)	(38,920)

Decrease in cash and cash equivalents	(6,859)	(26,308)
Cash and cash equivalents at beginning of period	45,104	58,488

Cash and cash equivalents at end of period	$38,245	$32,180

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. General
     The accompanying unaudited, condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and notes thereto included in our 2006 annual report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
2. Acquisitions
     During the three months ended March 31, 2007, we acquired 12 animal hospitals, three of which were merged into existing animal hospitals operated by us. The following table summarizes the aggregate consideration, including acquisition costs, paid by us for those animal hospitals acquired during the three months ended March 31, 2007, and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$31,092
Liabilities assumed	1,150

Total	$32,242

Purchase Price Allocation:
Tangible assets	$1,809
Identifiable intangible assets	1,275
Goodwill (1)	29,158

Total	$32,242

(1)	We expect that $27.5 million of the goodwill recorded for these acquisitions will be fully deductible for income tax purposes.
Other Acquisition Payments
     In connection with certain acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $725,000 to sellers for the unused portion of holdbacks during the three months ended March 31, 2007.
     During the three months ended March 31, 2007, we paid $390,000 to purchase the ownership interest in a partially-owned subsidiary.

3. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2007 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of December 31, 2006	$95,310	$511,278	$19,160	$625,748
Goodwill acquired	—	29,226	—	29,226
Other (1)	—	(2,635)	—	(2,635)

Balance as of March 31, 2007	$95,310	$537,869	$19,160	$652,339

(1)	Comprised of purchase price adjustments and the contribution of assets in return for a minority interest in a partially-owned subsidiary.
     In addition to goodwill, we have amortizable intangible assets at March 31, 2007 and December 31, 2006 as follows (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$13,489	$(6,318)	$7,171	$12,687	$(6,169)	$6,518
Non-contractual customer relationships	9,869	(1,767)	8,102	9,869	(1,553)	8,316
Technology	1,270	(631)	639	1,270	(568)	702
Trademarks	582	(141)	441	569	(127)	442
Contracts	380	(238)	142	397	(231)	166
Client lists	512	(403)	109	506	(357)	149

Total	$26,102	$(9,498)	$16,604	$25,298	$(9,005)	$16,293

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Aggregate amortization expense	$965	$860

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of March 31, 2007 is as follows (in thousands):

Remainder of 2007	$2,844
2008	3,237
2009	2,193
2010	1,440
2011	970
Thereafter	5,920

Total	$16,604

4. Share-Based Compensation
     During the three months ended March 31, 2007, we granted 333,800 nonvested shares at a weighted-average grant date fair value of $32.34 per share. At March 31, 2007, there was $10.2 million of unrecognized compensation cost related to these nonvested shares that will be recognized over 3.8 years.
5. Income Taxes
     We assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities. During the three months ended March 31, 2006, we determined that certain contingencies no longer existed and recognized a tax benefit of $6.8 million.
6. Calculation of Earnings per Common Share
     Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all dilutive potential common shares outstanding during the period. Basic and diluted earnings per common share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income	$28,313	$29,659

Weighted-average common shares outstanding:
Basic	83,924	82,813
Effect of dilutive potential common shares:
Stock options	1,725	1,770

Diluted	85,649	84,583

Basic earnings per common share	$0.34	$0.36

Diluted earnings per common share	$0.33	$0.35

7. Lines of Business
     We have four reportable segments: laboratory, animal hospital, medical technology and corporate. These segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. The laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. The animal hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. The medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market. The corporate segment provides general and administrative support services for the other segments.
     The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2006 annual report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2007
External revenue	$67,242	$187,171	$10,732	$—	$—	$265,145
Intersegment revenue	6,355	—	440	—	(6,795)	—

Total revenue	73,597	187,171	11,172	—	(6,795)	265,145
Direct costs	37,595	151,591	6,861	—	(6,822)	189,225

Gross profit	36,002	35,580	4,311	—	27	75,920
Selling, general and administrative expense	4,967	5,560	2,935	8,011	—	21,473
Write-down of assets	—	122	—	—	—	122

Operating income (loss)	$31,035	$29,898	$1,376	$(8,011)	$27	$54,325

Depreciation and amortization	$1,353	$3,870	$379	$418	$(89)	$5,931
Capital expenditures	$3,123	$6,956	$248	$1,610	$(62)	$11,875

Three Months Ended March 31, 2006
External revenue	$56,126	$170,523	$7,531	$—	$—	$234,180
Intersegment revenue	5,411	—	461	—	(5,872)	—

Total revenue	61,537	170,523	7,992	—	(5,872)	234,180
Direct costs	32,987	137,926	5,490	—	(5,744)	170,659

Gross profit	28,550	32,597	2,502	—	(128)	63,521
Selling, general and administrative expense	4,094	4,823	2,651	7,317	—	18,885
Loss (gain) on sale of assets	10	(128)	—	—	—	(118)

Operating income (loss)	$24,446	$27,902	$(149)	$(7,317)	$(128)	$44,754

Depreciation and amortization	$1,072	$3,528	$401	$452	$(31)	$5,422
Capital expenditures	$770	$6,730	$47	$440	$(127)	$7,860

At March 31, 2007
Total assets	$176,600	$711,562	$51,668	$68,632	$(6,739)	$1,001,723

At December 31, 2006
Total assets	$167,363	$671,975	$53,161	$85,533	$(6,075)	$971,957

8. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2006 annual report on Form 10-K. We also have contingencies, which are discussed below.
a. Earn-out Payments
     We have earn-out obligations whereby we will pay additional funds for historical acquisitions if certain performance targets for those acquisitions are met in the future. At March 31, 2007, the maximum amount that we would have to pay under these arrangements was $413,000.
b. Officers’ Compensation
     Our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) have entered into employment agreements with our company that provide for base salaries and annual bonuses set by our Compensation Committee of the Board of Directors.
     As of any given date, under their contracts, each officer has the remaining term: five years for the CEO, three years for the COO and two years for the CFO.

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
     In the event of a change of control, the cash value of all benefits due under their employment contracts as a result of the termination would be immediately payable to the officers. In addition, if any of the amounts payable to these officers under these provisions constitute “excess parachute payments” under the Internal Revenue Code, each officer is entitled to an additional payment to cover the tax consequences associated with the excess parachute payment.
     Pursuant to a letter agreement between our Senior Vice President and our company, in the event the Senior Vice President’s employment is terminated for any reason other than cause, that officer is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites for a period of one year. Our Senior Vice President’s base salary and annual bonus are set by our Compensation Committee of the Board of Directors.
c. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations or cash flows.
9. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. In the first quarter of 2007, we adopted FIN 48. We did not have any unrecognized tax benefits at March 31, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for using and disclosing estimates in accounting for certain assets, liabilities and transactions at fair value. The provisions of SFAS No. 157 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
10. Subsequent Event
     On May 8, 2007, we announced the signing of a definitive merger agreement with Healthy Pet Corporation (“Healthy Pet”). Under the agreement, we will acquire Healthy Pet for $152.9 million (less assumed debt and subject to adjustment for working capital items) to be paid in cash. Healthy Pet operates 44 animal hospitals with consolidated annual revenues of approximately 80.0 million. The merger agreement is subject to customary closing conditions.

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
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 8, 2007, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 8, 2007 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading animal healthcare services company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our four reportable segments are discussed below.
     Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2007, our laboratory network consisted of 33 laboratories serving all 50 states.
     Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2007, our animal hospital network consisted of 387 animal hospitals in 37 states.
     Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
     Our corporate segment provides general and administrative support for our other segments.
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
Executive Overview
     The three months ended March 31, 2007 was marked by continued growth in our operating segments achieved through a combination of internal growth and acquisitions. For the three months ended March 31, 2007, our laboratory internal revenue growth was 17.4% and our animal hospital same-store revenue growth was 5.5%. Our medical technology segment has also experienced growth through the sale of its digital radiography and ultrasound imaging equipment.

Acquisitions and Facilities
     Our growth strategy includes the acquisition of 20 to 25 independent animal hospitals per year with aggregate annual revenues of approximately $35.0 million to $40.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our animal hospital segment during the three months ended March 31, 2007:

Animal hospitals:
Beginning of period	379
Acquisitions	12
Acquisitions relocated into our existing animal hospitals	(3)
Closed	(1)

End of period	387

     Our 33 laboratories remained unchanged from the beginning of the period through March 31, 2007.
Subsequent Event
     On May 8, 2007, we announced the signing of a definitive merger agreement with Healthy Pet Corporation (“Healthy Pet”). Under the agreement, we will acquire Healthy Pet for $152.9 million (less assumed debt and subject to adjustment for working capital items), to be paid in cash. Healthy Pet operates 44 animal hospitals with consolidated annual revenues of approximately $80.0 million. We believe that the combination of our company and Healthy Pet provides a great strategic fit and an opportunity to expand in certain states, particularly Massachusetts, Connecticut, Virginia and Georgia.
     We believe the combination of the two companies will be accretive to net income and diluted earnings per share beginning in 2008. The impact of the combination (including integration costs) on net income and diluted earnings per share for the remainder of 2007 is not expected to be material.
     In connection with the acquisition of Healthy Pet, we currently intend to increase our senior credit facility by $160 million, for a total outstanding amount of $531.7 million in senior term notes.
     The merger agreement was unanimously approved by our Board of Directors and Healthy Pet’s Board of Directors. The merger agreement is subject to customary closing conditions. The closing of the merger is targeted for June 2007.

Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Laboratory	27.8%	26.3%
Animal hospital	70.6	72.8
Medical technology	4.2	3.4
Intercompany	(2.6)	(2.5)

Total revenue	100.0	100.0
Direct costs	71.4	72.9

Gross profit	28.6	27.1
Selling, general and administrative expense	8.1	8.0

Operating income	20.5	19.1
Interest expense, net	2.2	2.7

Income before minority interest and provision for income taxes	18.3	16.4
Minority interest in income of subsidiairies	0.3	0.3

Income before provision for income taxes	18.0	16.1
Provision for income taxes	7.3	3.4

Net income	10.7%	12.7%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
		% of		% of
	2007	Total	2006	Total	% Change
Laboratory	$73,597	27.8%	$61,537	26.3%	19.6%
Animal hospital	187,171	70.6%	170,523	72.8%	9.8%
Medical technology	11,172	4.2%	7,992	3.4%	39.8%
Intercompany	(6,795)	(2.6)%	(5,872)	(2.5)%	15.7%

Total revenue	$265,145	100.0%	$234,180	100.0%	13.2%

Laboratory Revenue
     Laboratory revenue increased $12.1 million for the three months ended March 31, 2007 as compared to the same period in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended March 31,
	2007	2006	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	3,070	2,624	17.0%
Average revenue per requisition (2)	$23.52	$23.45	0.3%

Total internal revenue (1)	$72,217	$61,537	17.4%
Acquired revenue (3)	1,380	—

Total	$73,597	$61,537	19.6%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own those laboratories in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the revenue of laboratories acquired in 2006.
     The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in veterinary hospitals. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by us, pharmaceutical companies and other service providers in the industry. Also contributing to the increase in the number of requisitions was the pet food recall that occurred in March 2007.
     The change in the average revenue per requisition is attributable to changes in the mix, including those tests historically performed at veterinary hospitals, type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 5% in February 2007 and February 2006.

  Animal Hospital Revenue
     Animal hospital revenue increased $16.6 million for the three months ended March 31, 2007 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended March 31,
	2007	2006	% Change
Animal Hospital Revenue:
Same-store facilities:
Orders (1)(2)	1,254	1,255	(0.1)%
Average revenue per order (3)	$139.74	$132.30	5.6%

Same-store revenue (1)	$175,195	$166,036	5.5%
Net acquired revenue (4)	11,976	4,487

Total	$187,171	$170,523	9.8%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own a full 12 months from the beginning of the applicable period. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2006 for the above analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
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
     Price increases, which approximated 5% to 6% on most services at most of our hospitals in February 2007 and February 2006, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.
  Medical Technology Revenue
     Medical technology revenue was $11.2 million and $8.0 million for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily attributable to revenue recognized for current and historical sales of our digital radiography and ultrasound imaging equipment. We recognize revenue previously deferred for historical sales ratably over a period ranging from one to five years. These deferred transactions are further discussed below in Critical Accounting Policies. At March 31, 2007, we had deferred revenue of $10.4 million.
 Intercompany Revenue
     Laboratory revenue for the three months ended March 31, 2007 and 2006 included intercompany revenue of $6.4 million and $5.4 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical technology revenue for the three months ended March 31, 2007 and 2006 included intercompany revenue of $440,000 and $461,000, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
 Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2007		2006
		Gross		Gross	%
	$	Margin	$	Margin	Change
Laboratory	$36,002	48.9%	$28,550	46.4%	26.1%
Animal hospital	35,580	19.0%	32,597	19.1%	9.2%
Medical technology	4,311	38.6%	2,502	31.3%	72.3%
Intercompany	27		(128)

Total gross profit	$75,920	28.6%	$63,521	27.1%	19.5%

 Laboratory Gross Profit
     Laboratory gross profit is calculated as laboratory revenue less laboratory direct costs. Laboratory direct costs are comprised of all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, supply costs, facilities rent, occupancy costs, depreciation and amortization.
     The increase in laboratory gross margin was primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.
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
     Our animal hospital same-store gross margin increased to 19.2% compared to 19.1% in the comparable prior year quarter. Due primarily to our recent animal hospital acquisitions, our consolidated animal hospital gross margin declined to 19.0% compared to 19.1% in the comparable prior year quarter.
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
     The increase in medical technology gross margin was primarily the result of inventory charges recognized during the three months ended March 31, 2006. Also impacting our gross margin were changes in the mix of products and services sold.
     We defer the revenue and related costs of certain transactions as discussed below in Critical Accounting Policies. For these transactions, the revenue and related costs are recognized ratably over a period ranging from one to five years. At March 31, 2007, we had deferred revenue and costs of $10.4 million and $4.6 million, respectively.

 Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2007		2006
		% of		% of	%
	$	Revenue	$	Revenue	Change
Laboratory	$4,967	6.7%	$4,094	6.7%	21.3%
Animal hospital	5,560	3.0%	4,823	2.8%	15.3%
Medical technology	2,935	26.3%	2,651	33.2%	10.7%
Corporate	8,011	3.0%	7,317	3.1%	9.5%

Total SG&A	$21,473	8.1%	$18,885	8.1%	13.7%

 Laboratory SG&A
     Laboratory SG&A consists primarily of salaries of sales, administrative and accounting personnel, selling, marketing and promotional expense.
     The increase in laboratory SG&A was primarily attributable to an increase in commissions. Marketing costs and administrative support also contributed to the increase in laboratory SG&A.
 Animal Hospital SG&A
     Animal hospital SG&A consists primarily of salaries of field management, certain administrative and accounting personnel, recruiting and certain marketing expense.
     The increase in animal hospital SG&A was primarily attributable to expanding the animal hospital administrative operations to absorb our recent acquisitions.
 Medical Technology SG&A
     Medical technology SG&A consists primarily of salaries of sales, administrative and accounting personnel, selling, marketing and promotional expense and research and development costs.
     The increase in medical technology SG&A was primarily attributable to marketing costs and administrative support.
 Corporate SG&A
     Corporate SG&A consists of administrative expense at our headquarters, including the salaries of corporate officers, administrative and accounting personnel, rent, accounting, finance, legal and other professional expense and occupancy costs as well as corporate depreciation.
     The increase in corporate SG&A was primarily attributable to expanding the corporate operations to absorb our recent acquisitions.

 Write-down and Loss (Gain) on Sale of Assets
     During the three months ended March 31, 2007 and 2006, we wrote-down and sold certain assets, including real estate, for a net loss of $122,000 and a gain of $118,000, respectively.
 Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Interest expense:
Senior term notes	$6,405	$6,414
Interest rate hedging agreements	(489)	(201)
Capital leases and other	350	413
Amortization of debt costs	61	132

	6,327	6,758
Interest income	554	446

Total interest expense, net of interest income	$5,773	$6,312

     The change in interest expense was primarily attributable to debt repayments and changes in LIBOR.
 Provision for Income Taxes
     Our effective tax rate was 40.6% and 21.4% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate for the three months ended March 31, 2006 includes a tax benefit in the amount of $6.8 million due to the outcome of an income tax audit that resulted in a reduction to our estimated tax liabilities.
Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$44,015	$37,752
Investing activities	(50,333)	(25,140)
Financing activities	(541)	(38,920)

Decrease in cash and cash equivalents	(6,859)	(26,308)
Cash and cash equivalents at beginning of period	45,104	58,488

Cash and cash equivalents at end of period	$38,245	$32,180

 Cash Flows from Operating Activities
     Net cash provided by operating activities increased $6.3 million in the three months ended March 31, 2007 as compared to the same period in the prior year primarily due to improved operating performance and acquisitions, which was partially offset by changes in working capital.
     Borrowings under our senior credit facility bear interest based on a variable-rate component plus a margin of 1.50%. Significant increases in interest rates may materially impact our operating cash flows.

 Cash Flows from Investing Activities
     Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire approximately 20 to 25 independent animal hospitals per year for an aggregate purchase price of approximately $35.0 million to $40.0 million. In accordance with that strategy, we acquired 12 hospitals during the three months ended March 31, 2007. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. See Subsequent Event for a discussion of the purchase price and other financial obligations associated with the acquisition of Healthy Pet.
     We spent $11.9 million on property and equipment additions during the three months ended March 31, 2007, and we intend to spend approximately $28.0 to $33.0 million for the remainder of 2007.
 Cash Flows from Financing Activities
     Net cash used in financing activities primarily consisted of cash used to repay our long-term debt obligations, including $40.0 million to prepay a portion of our senior term notes during the three months ended March 31, 2006. See Subsequent Event for a discussion of the financial obligations associated with the acquisition of Healthy Pet.
 Future Contractual Cash Requirements
     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Total	2007 (1)	2008	2009	2010	2011	Thereafter
Long-term debt	$373,450	$3,568	$4,181	$3,879	$3,880	$357,942	$—
Capital lease obligations	14,963	779	1,070	1,144	1,283	1,374	9,313
Operating leases	523,648	31,521	32,314	32,212	30,792	30,594	366,215
Fixed cash interest expense	6,235	926	1,329	1,069	767	522	1,622
Variable cash interest expense (2)	108,616	19,095	26,089	26,547	26,630	10,255	—
Swap agreements (2)	(1,911)	(1,133)	(704)	(74)	—	—	—
Purchase obligations	45,806	12,614	8,464	8,982	9,744	6,002	—
Other long-term liabilities (3)	49,511	—	65	65	—	—	49,381
Earn-out payments (4)	413	363	50	—	—	—	—

	$1,120,731	$67,733	$72,858	$73,824	$73,096	$406,689	$426,531

(1)	Consists of the period from April 1, 2007 through December 31, 2007.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a margin of 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the margin of 1.50%) will be 6.9%, 7.1%, 7.3%, 7.4%, and 7.6% for years 2007 through 2011, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2006 annual report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $42.2 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility, will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing. See Subsequent Event for a discussion of other financial obligations associated with the acquisition of Healthy Pet.

 Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2007, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
     The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At March 31, 2007, we had a fixed charge coverage ratio of 1.66 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
     The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility. At March 31, 2007, we had a leverage ratio of 1.67 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00.
 Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these interest rate swap agreements has been factored into our future contractual cash requirements table above. A summary of interest rate swap agreements existing at March 31, 2007 is as follows:

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
 Description of Indebtedness
 Senior Credit Facility
     At March 31, 2007, we had $371.7 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.

 Other Debt
     At March 31, 2007, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $16.7 million.
 Critical Accounting Policies
     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see our consolidated financial statements included in our 2006 annual report on Form 10-K.
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
     The accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), and the sale of software licenses and related items is governed by Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:
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

     Under the residual method prescribed by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”), in multiple element arrangements involving software that is more than incidental to the products and services as a whole, revenue is recognized when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). VSOE of fair value is based on the price for those products and services when sold separately by us or the contractual renewal rates for the post-contract customer support (“PCS”) services that we provide. Under the residual method, the fair value of the undelivered elements is deferred and recognized as revenue upon delivery, provided that other revenue recognition criteria are met. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the entire transaction, including revenue related to the delivered elements, is deferred and recognized, based on the facts and circumstances, either: 1) on a straight-line basis over the life of the post-contract service period if this is the only undelivered element, or 2) when the last undelivered element is delivered. Each transaction requires careful analysis to determine whether all of the individual elements in the license transaction have been identified, along with the fair value of each element and that the transaction is accounted for correctly.
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
     Generally, at the time of delivery and installation of equipment the only undelivered item is the PCS. This obligation is contractually defined in both terms of scope and period. When we have established VSOE of fair value for the PCS, we recognize the revenue for these services on a straight-line basis over the period of support and recognize revenue for the delivered elements under the residual method. When we have not established VSOE of fair value for the PCS, we defer all revenue, including revenue for the delivered elements, recognizing it on a straight-line basis over the period of support.
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
 Digital Radiography And Ultrasound Imaging Equipment Sold Together
     In certain transactions, we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we allocate total invoice dollars to each element using a relative fair value basis. Each element is then accounted for pursuant to either SAB No. 104 or SOP No. 97-2, as applicable.
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
 Goodwill Impairment
     Our goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The total amount of our goodwill at March 31, 2007 was $652.3 million, consisting of $95.3 million for our laboratory segment, $537.8 million for our animal hospital segment and $19.2 million for our medical technology segment.
     Annually, or sooner if circumstances indicate impairment may exist, we test our goodwill for impairment by comparing the fair market values of our laboratory, animal hospital and medical technology reporting units to their respective net book values. At December 31, 2006, the estimated fair market value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of our goodwill for our reporting units was impaired.
 Income Taxes
     We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). In accordance with SFAS No. 109, we record deferred tax assets and deferred tax liabilities, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.
     We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized.
     In the first quarter of 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. In the first quarter of 2007, we adopted FIN 48. We did not have any unrecognized tax benefits at March 31, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.
 Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. In the first quarter of 2007, we adopted FIN 48. We did not have any unrecognized tax benefits at March 31, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for using and disclosing estimates in accounting for certain assets, liabilities and transactions at fair value. The provisions of SFAS No. 157 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No.115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2007, we had borrowings of $371.7 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we enter into interest rate swap agreements. Currently, we are engaged in the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	3.94%	5.51%
Notional amount	$50 million	$50 million	$50 million	$50 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending March 31, 2008, for every 1.0% increase in LIBOR we will pay an additional $2.1 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.1 million in interest expense.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
10.1	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2007.

Date: May 8, 2007	By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.