Form 10-Q
period 2007-06-30
VCA ANTECH INC
filed 2007-08-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value 83,830,485 shares as of August 6, 2007.

VCA ANTECH, INC.
FORM 10-Q
JUNE 30, 2007

PART I.	FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$62,107	$45,104
Trade accounts receivable, less allowance for uncollectible accounts of $11,131 and $11,195 at June 30, 2007 and December 31, 2006, respectively	48,071	44,491
Inventory	20,832	21,420
Prepaid expenses and other	15,617	13,492
Deferred income taxes	16,988	14,935
Prepaid income taxes	579	13,523

Total current assets	164,194	152,965
Property and equipment, less accumulated depreciation and amortization of $121,212 and $111,165 at June 30, 2007 and December 31, 2006, respectively	192,081	166,033
Other assets:
Goodwill	833,336	625,748
Other intangible assets, net	17,756	16,293
Deferred financing costs, net	1,636	979
Other	12,003	9,939

Total assets	$1,221,006	$971,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term obligations	$7,554	$6,648
Accounts payable	25,307	23,328
Accrued payroll and related liabilities	36,873	33,864
Other accrued liabilities	41,838	30,961

Total current liabilities	111,572	94,801
Long-term obligations, less current portion	540,658	384,067
Deferred income taxes	44,652	39,804
Other liabilities	11,855	13,294
Minority interest	10,348	9,686
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 83,821 and 83,560 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	84	84
Additional paid-in capital	282,521	275,013
Retained earnings	218,746	154,586
Accumulated other comprehensive income	570	622

Total stockholders’ equity	501,921	430,305

Total liabilities and stockholders’ equity	$1,221,006	$971,957

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$300,305	$255,150	$565,450	$489,330
Direct costs	210,427	180,188	399,652	350,847

Gross profit	89,878	74,962	165,798	138,483
Selling, general and administrative expense	22,043	19,484	43,516	38,369
Write-down and loss (gain) sale of assets	420	(85)	542	(203)

Operating income	67,415	55,563	121,740	100,317
Interest expense, net	6,671	5,927	12,444	12,239
Other (income) expense	172	(31)	227	(97)

Income before minority interest and provision for income taxes	60,572	49,667	109,069	88,175
Minority interest in income of subsidiaries	1,028	900	1,874	1,674

Income before provision for income taxes	59,544	48,767	107,195	86,501
Provision for income taxes	23,697	19,214	43,035	27,289

Net income	$35,847	$29,553	$64,160	$59,212

Basic earnings per common share	$0.43	$0.36	$0.77	$0.71

Diluted earnings per common share	$0.42	$0.35	$0.75	$0.70

Shares used for computing basic earnings per share	83,742	83,118	83,674	82,966

Shares used for computing diluted earnings per share	85,605	84,838	85,481	84,699

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES
CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$64,160	$59,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,740	10,851
Amortization of debt issue costs	137	226
Provision for uncollectible accounts	2,110	2,976
Write-down and loss (gain) on sale of assets	542	(203)
Share-based compensation	2,300	1,445
Excess tax benefit from exercise of stock options	(2,680)	(3,939)
Minority interest in income of subsidiaries	1,874	1,674
Distributions to minority interest partners	(1,364)	(1,339)
Deferred income taxes	3,025	4,701
Other	(173)	(561)
Changes in operating assets and liabilities:
Accounts receivable	(5,244)	(6,182)
Inventory, prepaid expenses and other assets	45	(4,555)
Accounts payable and other accrued liabilities	(173)	(6,480)
Accrued payroll and related liabilities	1,105	(526)
Income taxes	15,789	6,841

Net cash provided by operating activities	94,193	64,141

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(203,322)	(30,172)
Real estate acquired in connection with business acquisitions	(7,962)	(1,781)
Property and equipment additions	(27,236)	(15,067)
Proceeds from sale of assets	1,564	297
Other	(256)	161

Net cash used in investing activities	(237,212)	(46,562)

Cash flows from financing activities:
Repayment of long-term obligations	(4,224)	(62,781)
Proceeds from the issuance of long-term obligations	160,000	—
Payment of debt issue costs	(794)	—
Proceeds from issuance of common stock under stock option plans	2,360	3,576
Excess tax benefit from exercise of stock options	2,680	3,939

Net cash provided by (used in) financing activities	160,022	(55,266)

Increase (decrease) in cash and cash equivalents	17,003	(37,687)
Cash and cash equivalents at beginning of period	45,104	58,488

Cash and cash equivalents at end of period	$62,107	$20,801

The accompanying notes are an integral part of these condensed, consolidated financial statements

VCA ANTECH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1. General
     The accompanying unaudited, condensed, consolidated financial statements of our company, VCA Antech, Inc. and subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of our management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year. For further information, refer to our consolidated financial statements and notes thereto included in our 2006 annual report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
2. Acquisitions
     We acquired the following hospitals during the six months ended June 30, 2007:

Hospital acquisitions, excluding Healthy Pet (1)	24
Healthy Pet (1)	44
Acquisitions relocated into our existing animal hospitals	(7)

Total	61

(1)	Healthy Pet Corp. (“Healthy Pet”) was acquired on June 1, 2007.
Animal Hospital Acquisitions, Excluding Healthy Pet
     The following table summarizes the preliminary purchase price, including acquisition costs, paid by us for the 24 animal hospitals, excluding Healthy Pet, we acquired during the six months ended June 30, 2007, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash	$47,055
Liabilities assumed	2,147

Total	$49,202

Preliminary Allocation of the Purchase Price:
Tangible assets	$2,293
Identifiable intangible assets	2,146
Goodwill (1)	44,763

Total	$49,202

(1)	We expect that $43.1 million of the goodwill recorded for these acquisitions as of June 30, 2007 will be deductible for income tax purposes.

Healthy Pet
     On June 1, 2007, we acquired Healthy Pet, which on that date operated 44 animal hospitals and a small laboratory that primarily serviced its own animal hospitals. This acquisition provided us with the opportunity to expand our animal hospital operations on the East Coast, particularly in Massachusetts, Connecticut, Virginia and Georgia. Our condensed, consolidated financial statements reflect the operating results of Healthy Pet since June 1, 2007.
     We acquired Healthy Pet for a preliminary purchase price of $169.3 million. The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash paid to holders of Healthy Pet stock and debt, net of cash acquired	$153,189
Cash paid for professional services	1,187
Debt and capital leases assumed	1,721
Liabilities assumed	10,262
Liabilities for our plan to eliminate duplicate functions and to close certain animal hospitals	2,952

Total	$169,311

Preliminary Allocation of the Purchase Price:
Tangible assets	$3,204
Identifiable intangible assets	1,348
Goodwill (1)	164,759

Total	$169,311

(1)	As of June 30, 2007, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.
     The purchase price and the allocation of the purchase price is preliminary because certain events have not occurred or have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities, our plan to eliminate duplicate functions and close certain animal hospitals, the finalization of the purchase price, which is subject to normal terms and conditions, including working capital adjustments, and the final billings for professional services used in the acquisition.
Other Acquisition Payments
     In connection with certain acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $1.1 million to sellers for the unused portion of holdbacks during the six months ended June 30, 2007.
     During the six months ended June 30, 2007, we paid $745,000 to purchase the ownership interest in two partially-owned subsidiaries.
3. Long-Term Obligations and Interest Rate Swap Agreements
     On June 1, 2007, we amended our senior credit facility to allow for additional senior term notes in the amount of $160.0 million. The funds borrowed from the additional senior term notes were primarily used to fund the acquisition of Healthy Pet on June 1, 2007. The terms, including the interest rate, of these additional senior term notes are the same as the senior term notes existing prior to the amendment. Principal payments on the additional senior term notes are due quarterly in the amount of $400,000 and a final payment in the amount of $153.6 million is due on May 16, 2011. In connection with this amendment, we incurred debt issue costs in the amount of $794,000.

     During the six months ended June 30, 2007, we entered into the following interest rate swap agreements to mitigate our exposure to the possibility of interest rates increasing:

Fixed interest rate	4.95%	5.34%
Notional amount (in millions)	$75.0	$100.0
Effective date	4/30/2007	6/11/2007
Expiration date	4/30/2009	12/31/2009
Counterparties	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes
4. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2007 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Equipment	Total
Balance as of December 31, 2006	$95,310	$511,278	$19,160	$625,748
Goodwill acquired	—	209,928	—	209,928
Goodwill related to partnership interests	—	345	—	345
Other (1)	—	(2,685)	—	(2,685)

Balance as of June 30, 2007	$95,310	$718,866	$19,160	$833,336

(1)	Comprised of purchase price adjustments and the contribution of assets in return for a minority interest in a partially-owned subsidiary.
     In addition to goodwill, we have amortizable intangible assets at June 30, 2007 and December 31, 2006 as follows (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$14,801	$(6,476)	$8,325	$12,687	$(6,169)	$6,518
Non-contractual customer relationships	9,869	(1,984)	7,885	9,869	(1,553)	8,316
Technology	1,270	(695)	575	1,270	(568)	702
Trademarks	582	(156)	426	569	(127)	442
Contracts	380	(261)	119	397	(231)	166
Client lists	471	(45)	426	506	(357)	149

Total	$27,373	$(9,617)	$17,756	$25,298	$(9,005)	$16,293

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Aggregate amortization expense	$1,065	$868	$2,030	$1,728

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of June 30, 2007 is as follows (in thousands):

Remainder of 2007	$2,193
2008	3,924
2009	2,771
2010	1,749
2011	1,143
Thereafter	5,976

Total	$17,756

5. Share-Based Compensation
     During the six months ended June 30, 2007, we granted 351,432 nonvested shares with a weighted-average grant date fair value of $32.75 per share. At June 30, 2007, there was $9.7 million of unrecognized compensation cost related to these nonvested shares that will be recognized over a weighted-average period of 3.5 years. In addition to the unrecognized compensation cost related to our nonvested shares, at June 30, 2007, there was $2.3 million of unrecognized compensation cost related to stock options granted prior to January 1, 2007, that will be recognized over a weighted-average period of 1.3 years.
6. Income Taxes
     The effective tax rate for the six months ended June 30, 2006 includes a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction to our estimated tax liabilities.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$35,847	$29,553	$64,160	$59,212

Weighted-average common shares outstanding:
Basic	83,742	83,118	83,674	82,966
Effect of dilutive potential common shares:
Stock options and nonvested shares	1,863	1,720	1,807	1,733

Diluted	85,605	84,838	85,481	84,699

Basic earnings per common share	$0.43	$0.36	$0.77	$0.71

Diluted earnings per common share	$0.42	$0.35	$0.75	$0.70

8. Segment Reporting
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

     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2007
External revenue	$72,027	$218,466	$9,812	$—	$—	$300,305
Intersegment revenue	7,183	—	823	—	(8,006)	—

Total revenue	79,210	218,466	10,635	—	(8,006)	300,305
Direct costs	39,244	172,165	6,850	—	(7,832)	210,427

Gross profit	39,966	46,301	3,785	—	(174)	89,878
Selling, general and administrative expense	5,046	5,321	2,693	8,983	—	22,043
Write-down and loss on sale of assets	58	322	40	—	—	420

Operating income (loss)	$34,862	$40,658	$1,052	$(8,983)	$(174)	$67,415

Depreciation and amortization	$1,593	$4,420	$428	$460	$(92)	$6,809
Capital expenditures	$4,601	$9,324	$176	$1,526	$(266)	$15,361

Three Months Ended June 30, 2006
External revenue	$61,577	$186,002	$7,571	$—	$—	$255,150
Intersegment revenue	5,896	—	829	—	(6,725)	—

Total revenue	67,473	186,002	8,400	—	(6,725)	255,150
Direct costs	34,949	146,351	5,256	—	(6,368)	180,188

Gross profit	32,524	39,651	3,144	—	(357)	74,962
Selling, general and administrative expense	4,349	5,123	2,549	7,463	—	19,484
Gain on sale of assets	(2)	(83)	—	—	—	(85)

Operating income (loss)	$28,177	$34,611	$595	$(7,463)	$(357)	$55,563

Depreciation and amortization	$1,080	$3,569	$373	$444	$(37)	$5,429
Capital expenditures	$2,194	$4,647	$38	$500	$(172)	$7,207

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Six Months Ended June 30, 2007
External revenue	$139,269	$405,637	$20,544	$—	$—	$565,450
Intersegment revenue	13,538	—	1,263	—	(14,801)	—

Total revenue	152,807	405,637	21,807	—	(14,801)	565,450
Direct costs	76,839	323,756	13,711	—	(14,654)	399,652

Gross profit	75,968	81,881	8,096	—	(147)	165,798
Selling, general and administrative expense	10,013	10,881	5,628	16,994	—	43,516
Write-down and loss on sale of assets	58	444	40	—	—	542

Operating income (loss)	$65,897	$70,556	$2,428	$(16,994)	$(147)	$121,740

Depreciation and amortization	$2,946	$8,290	$807	$878	$(181)	$12,740
Capital expenditures	$7,724	$16,280	$424	$3,136	$(328)	$27,236

Six Months Ended June 30, 2006
External revenue	$117,703	$356,525	$15,102	$—	$—	$489,330
Intersegment revenue	11,307	—	1,290	—	(12,597)	—

Total revenue	129,010	356,525	16,392	—	(12,597)	489,330
Direct costs	67,936	284,277	10,746	—	(12,112)	350,847

Gross profit	61,074	72,248	5,646	—	(485)	138,483
Selling, general and administrative expense	8,443	9,946	5,200	14,780	—	38,369
Loss (gain) on sale of assets	8	(211)	—	—	—	(203)

Operating income (loss)	$52,623	$62,513	$446	$(14,780)	$(485)	$100,317

Depreciation and amortization	$2,152	$7,097	$774	$896	$(68)	$10,851
Capital expenditures	$2,964	$11,377	$85	$940	$(299)	$15,067

At June 30, 2007
Total assets	$182,718	$905,655	$47,629	$92,160	$(7,156)	$1,221,006

At December 31, 2006
Total assets	$167,363	$671,975	$53,161	$85,533	$(6,075)	$971,957

9. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2006 annual report on Form 10-K. We also have contingencies, which are discussed below.
a. Earn-out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $813,000.

b. Officers’ Compensation
     Our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) have entered into employment agreements with our company that provide for base salaries and annual bonuses set by our Compensation Committee of the Board of Directors.
     As of any given date, under their contracts, each officer has the remaining term: five years for the CEO, three years for the COO and two years for the CFO. The contracts have the following additional provisions:
•	In the event any of these officers’ employment is terminated due to death or disability, each officer, or their estate, is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

•	In the event any of these officers terminate their employment agreements for cause, we terminate any of their employment agreements without cause or a change of control occurs (in which case such employment agreements terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement, a bonus based on past bonuses, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.

•	In the event of a change of control, the cash value of all benefits due under their employment contracts as a result of the termination would be immediately payable to the officers. In addition, if any of the amounts payable to these officers under these provisions constitute “excess parachute payments” under the Internal Revenue Code, each officer is entitled to an additional payment to cover the tax consequences associated with the excess parachute payment.
     In addition to the agreements with each of our Chief Officers, we entered into a letter agreement with one of our Senior Vice Presidents whereby in the event his employment is terminated for any reason other than cause, he is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites for a period of one year. Our Senior Vice President’s base salary and annual bonus are set by our Compensation Committee of the Board of Directors.
c. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations or cash flows.
10. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. In the first quarter of 2007, we adopted FIN 48. We did not have any unrecognized tax benefits at June 30, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.
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
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 7, 2007, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 7, 2007 at our website at http://.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare services company that provides veterinary services and diagnostic testing to support veterinary care and sells diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our four reportable segments are as follows:
•	Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2007, our laboratory network consisted of 33 laboratories serving all 50 states.

•	Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2007, our animal hospital network consisted of 437 animal hospitals in 38 states.

•	Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.

•	Our corporate segment provides general and administrative support for our other segments.
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
Executive Overview
     The three and six months ended June 30, 2007 was marked by continued growth in our laboratory and animal hospital operating segments achieved through a combination of internal growth and acquisitions, including the acquisition of Healthy Pet Corp. (“Healthy Pet”) on June 1, 2007. For the three and six months ended June 30, 2007, our laboratory internal revenue growth was 15.9% and 16.6%, respectively, and our animal hospital same-store revenue growth was 6.6% and 6.1%, respectively. Our medical technology segment also experienced growth through the sale of its digital radiography and ultrasound imaging equipment.

Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that animal hospital acquired revenue for 2007 (exclusive of our acquisition of Healthy Pet discussed below) will range from $55.0 million to $65.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, on June 1, 2007, we acquired Healthy Pet, which operated 44 animal hospitals and a small laboratory that primarily serviced its own animal hospitals. The acquisition of Healthy Pet provided us with the opportunity to expand our animal hospital operations on the East Coast, particularly in Massachusetts, Connecticut, Virginia and Georgia. The following table summarizes the changes in the number of facilities operated by our laboratory and animal hospital segments during the six months ended June 30, 2007:

Laboratories:
Beginning of period	33
Acquisitions	1
Acquisitions relocated into our existing laboratories	(1)

End of period	33

Animal hospitals:
Beginning of period	379
Acquisitions, excluding Healthy Pet	24
Healthy Pet	44
Acquisitions relocated into our existing animal hospitals	(7)
Closed	(3)

End of period	437

Financing Transaction
     On June 1, 2007, we amended our senior credit facility to allow for additional senior term notes in the amount of $160.0 million. The funds borrowed from the additional senior term notes were primarily used to fund the acquisition of Healthy Pet on June 1, 2007. The terms, including the interest rate, of these additional senior term notes are the same as the senior term notes existing prior to the amendment. Principal payments on the additional senior term notes are due quarterly in the amount of $400,000 and a final payment in the amount of $153.6 million is due on May 16, 2011.

Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Laboratory	26.4%	26.4%	27.0%	26.4%
Animal hospital	72.7	72.9	71.7	72.9
Medical technology	3.5	3.3	3.9	3.3
Intercompany	(2.6)	(2.6)	(2.6)	(2.6)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	70.1	70.6	70.7	71.7

Gross profit	29.9	29.4	29.3	28.3
Selling, general and administrative expense	7.3	7.6	7.7	7.8
Write-down and loss on sale of assets	0.2	—	0.1	—

Operating income	22.4	21.8	21.5	20.5
Interest expense, net	2.2	2.3	2.3	2.5
Other expense	0.1	—	—	—

Income before minority interest and provision for income taxes	20.1	19.5	19.2	18.0
Minority interest in income of subsidiaries	0.3	0.4	0.3	0.3

Income before provision for income taxes	19.8	19.1	18.9	17.7
Provision for income taxes	7.9	7.5	7.6	5.6

Net income	11.9%	11.6%	11.3%	12.1%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Laboratory	$79,210	26.4%	$67,473	26.4%	17.4%	$152,807	27.0%	$129,010	26.4%	18.4%
Animal hospital	218,466	72.7%	186,002	72.9%	17.5%	405,637	71.7%	356,525	72.9%	13.8%
Medical technology	10,635	3.5%	8,400	3.3%	26.6%	21,807	3.9%	16,392	3.3%	33.0%
Intercompany	(8,006)	(2.6)%	(6,725)	(2.6)%	19.0%	(14,801)	(2.6)%	(12,597)	(2.6)%	17.5%

Total revenue	$300,305	100.0%	$255,150	100.0%	17.7%	$565,450	100.0%	$489,330	100.0%	15.6%

Laboratory Revenue
     Laboratory revenue increased $11.7 million for the three months ended June 30, 2007 and increased $23.8 million for the six months ended June 30, 2007 as compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	3,441	3,000	14.7%	6,511	5,624	15.8%
Average revenue per requisition (2)	$22.72	$22.49	1.0%	$23.10	$22.94	0.7%

Total internal revenue (1)	$78,186	$67,473	15.9%	$150,403	$129,010	16.6%
Acquired revenue (3)	1,024	—		2,404	—

Total	$79,210	$67,473	17.4%	$152,807	$129,010	18.4%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own those laboratories in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in the comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.
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
     Competition in the veterinary laboratory services industry is intense. We derive our laboratory revenue from services provided to over 15,000 independently owned animal hospitals and shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our laboratory revenues. Other companies are developing networks of animal hospitals and shifts in the purchasing habits of these networks have the potential of a greater impact on our laboratory revenues. No single customer represented more than 10% of our laboratory revenues during the periods presented.
     The change in the average revenue per requisition is attributable to changes in the mix, including those tests historically performed at veterinary hospitals, type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 5% in February 2007 and February 2006.

Animal Hospital Revenue
     Animal hospital revenue increased $32.5 million for the three months ended June 30, 2007 and increased $49.1 million for the six months ended June 30, 2007 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Animal Hospital Revenue:
Same-store facilities:
Orders (1)(2)	1,381	1,375	0.5%	2,598	2,589	0.3%
Average revenue per order (3)	$141.75	$133.61	6.1%	$141.25	$133.57	5.7%

Same-store revenue (1)	$195,827	$183,712	6.6%	$366,949	$345,869	6.1%
Net acquired revenue (4)	22,639	2,290		38,688	10,656

Total	$218,466	$186,002	17.5%	$405,637	$356,525	13.8%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2006 for the three-month analysis, and January 1, 2006 for the six-month analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. These trends have resulted in a decrease in lower-priced orders and an increase in higher-priced orders. Although we experienced an increase in the number of orders for the three and six months ended June 30, 2007, we may experience a decrease in the number of orders in future periods for the reasons discussed above.
     Price increases, which approximated 5% to 6% on most services at most of our hospitals in February 2007 and February 2006, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.
Medical Technology Revenue
     Medical technology revenue increased $2.2 million for the three months ended June 30, 2007 and increased $5.4 million for the six months ended June 30, 2007 as compared to the comparable periods in the prior year. This increase was primarily attributable to revenue recognized for current and historical sales of our digital radiography and ultrasound imaging equipment. We recognize revenue on deferred sales ratably over a period ranging from one to five years. These deferred transactions are further discussed below in Critical Accounting Policies. At June 30, 2007, we had deferred revenue of $10.5 million.
Intercompany Revenue
     Laboratory revenue for the three and six months ended June 30, 2007 included intercompany revenue of $7.2 million and $13.5 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical technology revenue for the three and six months ended June 30, 2007 included intercompany revenue of

$823,000 and $1.3 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$39,966	50.5%	$32,524	48.2%	22.9%	$75,968	49.7%	$61,074	47.3%	24.4%
Animal hospital	46,301	21.2%	39,651	21.3%	16.8%	81,881	20.2%	72,248	20.3%	13.3%
Medical technology	3,785	35.6%	3,144	37.4%	20.4%	8,096	37.1%	5,646	34.4%	43.4%
Intercompany	(174)		(357)			(147)		(485)

Total gross profit	$89,878	29.9%	$74,962	29.4%	19.9%	$165,798	29.3%	$138,483	28.3%	19.7%

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
     During the three and six months ended June 30, 2007, our animal hospital same-store gross margin improved as compared to the comparable periods in the prior year due to improvements in revenue and operating leverage. Our animal hospital same-store gross margin was 21.6% and 21.4% for the three months ended June 30, 2007 and 2006, respectively, and 20.5% and 20.4 % for the six months ended June 30, 2007 and 2006, respectively. Due primarily to our recent animal hospital acquisitions, our animal hospital consolidated gross margin for the three and six months ended June 30, 2007 declined slightly from the comparable prior year period.
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

     During the three months ended June 30, 2007, our medical technology gross margin declined as compared to the comparable period in the prior year primarily due to an increase in material cost as a percentage of revenue related to the sale of our digital radiography imaging equipment.
     During the six months ended June 30, 2007, our medical technology gross margin increased as compared to the comparable period in the prior year primarily due to inventory charges recognized in 2006 that were partially offset by an increase in material cost as a percentage of revenue related to the sale of our digital radiography imaging equipment.
     We defer the revenue and related costs of certain transactions as discussed below in Critical Accounting Policies. For these transactions, the revenue and related costs are recognized ratably over a period ranging from one to five years. At June 30, 2007, we had deferred revenue and costs of $10.5 million and $4.7 million, respectively.
Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”), and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2007		2006			2007		2006
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$5,046	6.4%	$4,349	6.4%	16.0%	$10,013	6.6%	$8,443	6.5%	18.6%
Animal hospital	5,321	2.4%	5,123	2.8%	3.9%	10,881	2.7%	9,946	2.8%	9.4%
Medical technology	2,693	25.3%	2,549	30.3%	5.6%	5,628	25.8%	5,200	31.7%	8.2%
Corporate	8,983	3.0%	7,463	2.9%	20.4%	16,994	3.0%	14,780	3.0%	15.0%

Total SG&A	$22,043	7.3%	$19,484	7.6%	13.1%	$43,516	7.7%	$38,369	7.8%	13.4%

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
     The increase in corporate SG&A was primarily attributable to expanding the corporate operations to absorb our recent acquisitions and integration costs of $675,000 relating to the acquisition of Healthy Pet.
Write-down and Loss (Gain) on Sale of Assets
     During the six months ended June 30, 2007 and 2006, we wrote-down and sold certain assets, including real estate, for a net loss of $542,000 and a gain of $203,000, respectively.
Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense:
Senior term notes	$7,369	$6,504	$13,774	$12,918
Interest rate hedging agreements	(529)	(370)	(1,018)	(571)
Capital leases and other	349	197	699	609
Amortization of debt costs	76	94	137	227

	7,265	6,425	13,592	13,183
Interest income	594	498	1,148	944

Total interest expense, net of interest income	$6,671	$5,927	$12,444	$12,239

     The increase in interest expense was primarily attributable to additional senior term notes in the amount of $160.0 million borrowed under our senior credit facility on June 1, 2007 and increases in LIBOR. These factors were partially offset by principal repayments, including $60.0 million of voluntary debt repayments throughout 2006.
Provision for Income Taxes
     Our effective tax rate for the three months ended June 30, 2007 and 2006 was 39.8% and 39.4%, respectively, and our effective rate for the six months ended June 30, 2007 and 2006 was 40.1% and 31.5%, respectively. The effective tax rate for the six months ended June 30, 2006 includes a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction to our estimated tax liabilities.

Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$94,193	$64,141
Investing activities	(237,212)	(46,562)
Financing activities	160,022	(55,266)

Increase (decrease) in cash and cash equivalents	17,003	(37,687)
Cash and cash equivalents at beginning of year	45,104	58,488

Cash and cash equivalents at end of period	$62,107	$20,801

Cash Flows from Operating Activities
     Net cash provided by operating activities increased $30.1 million in the six months ended June 30, 2007 as compared to the same period in the prior year primarily due to improved operating performance, acquisitions and changes in working capital, which was partially offset by an increase in taxes paid of $1.7 million.
     Borrowings under our senior credit facility bear interest based on a variable-rate component plus a margin of 1.50%. Significant increases in interest rates may materially impact our operating cash flows.
Cash Flows from Investing Activities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will spend $55.0 million to $65.0 million in 2007 on the acquisition of animal hospitals (exclusive of our acquisition of Healthy Pet discussed below). For the six months ended June 30, 2007, we spent $48.2 million related to the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, we acquired Healthy Pet, which operated 44 animal hospitals and a small laboratory that primarily serviced its own animal hospitals, on June 1, 2007. In connection with the acquisition of Healthy Pet, we paid cash of $154.4 million. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.
     Our investing activities include expenditures for property and equipment additions and we expect to spend approximately $40.0 million to $45.0 million in 2007 for such expenditures (exclusive of real estate acquired in connection with business acquisitions). For the six months ended June 30, 2007, we spent $27.2 million on property and equipment additions. In addition, due to favorable opportunities presented, we also purchased real estate in connection with certain animal hospital acquisitions in the amount of $8.0 million during the six months ended June 30, 2007.
Cash Flows from Financing Activities
     Net cash provided by our financing activities for the six months ended June 30, 2007 included $160.0 million of borrowings under our senior credit facility in the form of additional senior term notes. These borrowings were primarily used to fund the acquisition of Healthy Pet on June 1, 2007. Net cash used in our financing activities for the six months ended June 30, 2006 consisted primarily of cash used to prepay a portion of our senior term notes in the amount of $60.0 million.

Future Contractual Cash Requirements
     The following table sets forth our scheduled principal, interest and other contractual cash obligations for each of the years indicated (in thousands):

	Total	2007 (1)	2008	2009	2010	2011	Thereafter
Long-term debt	$533,014	$3,285	$6,106	$5,828	$5,855	$511,940	$—
Capital lease obligations	15,198	639	1,216	1,243	1,361	1,402	9,337
Operating leases	567,277	18,284	37,121	36,774	34,757	34,497	405,844
Fixed cash interest expense	6,155	672	1,421	1,127	790	523	1,622
Variable cash interest expense (2)	132,414	17,902	33,606	33,344	34,344	13,218	—
Swap agreements (2)	376	(651)	435	592	—	—	—
Purchase obligations	44,957	12,178	8,134	8,899	9,744	6,002	—
Other long-term liabilities (3)	46,637	—	65	65	65	—	46,442
Earn-out payments (4)	813	213	300	300	—	—	—

	$1,346,841	$52,522	$88,404	$88,172	$86,916	$567,582	$463,245

(1)	Consists of the period from July 1, 2007 through December 31, 2007.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a margin of 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the margin of 1.50%) will be 6.8%, 6.4%, 6.4%, 6.7%, and 6.9% for years 2007 through 2011, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2006 annual report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $44.7 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility, will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.
Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2007, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
     The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility, by fixed charges. Pro forma earnings before interest, taxes, depreciation and amortization include 12 months of operating results for businesses acquired during the period. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. At June 30, 2007, we had a fixed charge coverage ratio of 1.51 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
     The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility. At June 30, 2007, we had a leverage ratio of 2.14 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00.

Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these interest rate swap agreements has been factored into our future contractual cash requirements table above. All of our interest rate swap agreements at June 30, 2007 qualify for hedge accounting and are summarized as follows:

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.
Description of Indebtedness
Senior Credit Facility
     At June 30, 2007, we had $530.4 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
Other Debt
     At June 30, 2007, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $17.8 million.
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
     Under the residual method prescribed by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”), in multiple element arrangements involving software that is more than incidental to the products and services as a whole, revenue is recognized when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). VSOE of fair value is based on 1) the price we charge for those products and services when sold on a stand-alone basis independent of other products and services or 2) the contractual renewal rates for the post-contract customer support (“PCS”) services that we provide when we sell multiple products and services in a single transaction. Under the residual method, the fair value of the undelivered elements is deferred and recognized as revenue upon delivery, provided that other revenue recognition criteria are met. If evidence of the fair value of one or more undelivered elements does not exist, the revenue for the entire transaction, including revenue related to the delivered elements, is deferred and recognized, based on the facts and circumstances, either: 1) on a straight-line basis over the life of the PCS period if this is the only undelivered element, or 2) when the last undelivered element is delivered. Each transaction requires careful analysis to determine whether all of the individual elements in the transaction have been identified, that fair value exists for each element and that the transaction is accounted for correctly.
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
Goodwill Impairment
     Our goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The total amount of our goodwill at June 30, 2007 was $833.3 million, consisting of $95.3 million for our laboratory segment, $718.8 million for our animal hospital segment and $19.2 million for our medical technology segment.
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
     In the first quarter of 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. We did not have any unrecognized tax benefits at June 30, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. In the first quarter of 2007, we adopted FIN 48. We did not have any unrecognized tax benefits at June 30, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.
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
     At June 30, 2007, we had borrowings of $530.4 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into $325.0 million of interest rate swap agreements. Currently, we are engaged in the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $530.4 million to $205.4 million. For the 12-month period ending June 30, 2008, for every 1.0% increase in LIBOR we will pay an additional $2.0 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.0 million in interest expense.
     We may consider entering into additional interest rate strategies. However, we have not yet determined what those strategies may be or their possible impact.

ITEM 4.	CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, based on their evaluation as of the end of the period covered by this Form 10-Q, concluded that our disclosure controls and procedures are effective in timely alerting them to information we are required to include in our periodic reports filed with the SEC.
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
     For information regarding risk factors, please refer to Item 1A in our 2006 annual report on Form 10-K. There have not been any material changes in the risk factors disclosed in our 2006 annual report on Form 10-K.
     Additional information relating to risk factors is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Forward-Looking Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 4, 2007, we held our annual meeting of stockholders at which our stockholders:
•	elected Robert L. Antin as a Class II director;

•	ratified KPMG LLP as our independent auditors; and

•	approved the VCA Antech, Inc. 2007 Annual Cash Incentive Plan.
     The results of the election of the Class II director was as follows:

Candidate	Yes Votes	No Votes	Abstain	Broker Non-Vote
Robert L. Antin	67,052,698	—	2,440,376	—
     The results of the other matters upon which our stockholders voted were as follows:

Proposal	Yes Votes	No Votes	Abstain	Broker Non-Vote
Ratify KPMG LLP as our independent auditors	68,942,135	509,900	41,039	—
Approve the VCA Antech, Inc. 2007 Annual Cash Incentive Plan	60,794,944	2,810,171	64,860	5,823,099

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2007.

Date: August 7, 2007	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.