Form 10-Q
period 2007-09-30
VCA ANTECH INC
filed 2007-11-07
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☐       No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value 84,253,313 shares as of November 6, 2007.

VCA Antech, Inc.
Form 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$87,155	$45,104
Trade accounts receivable, less allowance for uncollectible accounts of $11,297 and $11,195 at September 30, 2007 and December 31, 2006, respectively	46,503	44,491
Inventory	21,332	21,420
Prepaid expenses and other	13,616	13,492
Deferred income taxes	17,866	14,935
Prepaid income taxes	—	13,523

Total current assets	186,472	152,965
Property and equipment, less accumulated depreciation and amortization of $126,894 and $111,165 at September 30, 2007 and December 31, 2006, respectively	206,347	166,033
Goodwill	847,942	625,748
Other intangible assets, net	16,586	16,293
Notes receivable, net	2,897	2,675
Deferred financing costs, net	1,623	979
Other	11,278	7,264

Total assets	$1,273,145	$971,957

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$7,997	$6,648
Accounts payable	23,905	23,328
Accrued payroll and related liabilities	32,932	33,864
Accrued interest	608	388
Other accrued liabilities	43,353	30,573

Total current liabilities	108,795	94,801
Long-term obligations, less current portion	554,205	384,067
Deferred income taxes	45,647	39,804
Other liabilities	12,118	13,294
Minority interest	10,634	9,686
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,210 and 83,560 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	84	84
Additional paid-in capital	292,223	275,013
Accumulated earnings	250,975	154,586
Accumulated other comprehensive (loss) income	(1,536)	622

Total stockholders’ equity	541,746	430,305

Total liabilities and stockholders’ equity	$1,273,145	$971,957

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$306,537	$251,632	$871,987	$740,962
Direct costs	220,235	181,167	619,887	532,014

Gross profit	86,302	70,465	252,100	208,948
Selling, general and administrative expense	22,295	18,946	65,811	57,315
Loss (gain) on sale of assets	333	3	875	(200)

Operating income	63,674	51,516	185,414	151,833
Interest expense, net	8,930	6,084	21,374	18,323
Other (income) expense	(1)	73	226	(24)
Minority interest in income of subsidiaries	1,187	846	3,061	2,520

Income before provision for income taxes	53,558	44,513	160,753	131,014
Provision for income taxes	21,329	17,536	64,364	44,825

Net income	$32,229	$26,977	$96,389	$86,189

Basic earnings per share	$0.38	$0.32	$1.15	$1.04

Diluted earnings per share	$0.38	$0.32	$1.13	$1.02

Weighted-average shares outstanding for basic earnings per share	83,957	83,339	83,769	83,092

Weighted-average shares outstanding for diluted earnings per share	85,752	85,187	85,572	84,864

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements Of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$96,389	$86,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,764	16,347
Amortization of debt costs	253	299
Provision for uncollectible accounts	3,561	4,174
Loss (gain) on sale of assets	875	(200)
Share-based compensation	3,429	2,326
Minority interest in income of subsidiaries	3,061	2,520
Distributions to minority interest partners	(2,262)	(2,439)
Deferred income taxes	4,627	7,222
Excess tax benefit from exercise of stock options	(6,576)	(5,774)
Other	(115)	(750)
Changes in operating assets and liabilities:
Accounts receivable	(4,823)	(8,500)
Inventory, prepaid expenses and other assets	1,140	(6,816)
Accounts payable and other accrued liabilities	(1,195)	(2,499)
Accrued payroll and related liabilities	(3,958)	(1,928)
Income taxes	20,983	567

Net cash provided by operating activities	135,153	90,738

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(214,758)	(37,612)
Real estate acquired in connection with business acquisitions	(7,962)	(2,872)
Property and equipment additions	(38,033)	(23,800)
Proceeds from sale of assets	1,774	533
Other	(188)	268

Net cash used in investing activities	(259,167)	(63,483)

Cash flows from financing activities:
Repayment of long-term obligations	(6,282)	(64,106)
Proceeds from the issuance of long-term obligations	160,000	—
Payment of financing costs	(897)	—
Proceeds from issuance of common stock under stock option plans	6,668	5,410
Excess tax benefit from exercise of stock options	6,576	5,774

Net cash provided by (used in) financing activities	166,065	(52,922)

Increase (decrease) in cash and cash equivalents	42,051	(25,667)
Cash and cash equivalents at beginning of period	45,104	58,488

Cash and cash equivalents at end of period	$87,155	$32,821

     The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements
September 30, 2007
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: veterinary diagnostic laboratories (“Laboratory”), animal hospitals (“Animal Hospital”) and veterinary medical technology (“Medical Technology”).
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2007, we operated 35 laboratories of various sizes located strategically throughout the United States.
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2007, we operated 441 animal hospitals throughout 38 states.
     Our medical technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. For further information, refer to our consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Acquisitions
     We acquired the following animal hospitals during the nine months ended September 30, 2007:

Hospital acquisitions, excluding Healthy Pet (1)	29
Healthy Pet (1)	44
Acquisitions relocated into our existing animal hospitals	(7)

Total	66

(1)	Healthy Pet Corp. (“Healthy Pet”) was acquired on June 1, 2007.
     We acquired two laboratories during the nine months ended September 30, 2007, one of which was acquired with Healthy Pet and was merged into our existing operations.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
3. Acquisitions, continued
Animal Hospital and Laboratory Acquisitions, Excluding Healthy Pet
     The following table summarizes the preliminary purchase price, including acquisition costs, paid by us for the 29 animal hospitals and one laboratory we acquired during the nine months ended September 30, 2007, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash	$57,990
Liabilities assumed	2,755

Total	$60,745

Preliminary Allocation of the Purchase Price:
Tangible assets	$2,662
Identifiable intangible assets	2,906
Goodwill (1)	55,177

Total	$60,745

(1)	We expect that $45.7 million of the goodwill recorded for these acquisitions as of September 30, 2007 will be deductible for income tax purposes.
Healthy Pet
     On June 1, 2007, we acquired Healthy Pet, which operated at the time of its acquisition, 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals. This acquisition allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia and Georgia. Our condensed, consolidated financial statements reflect the operating results of Healthy Pet since June 1, 2007.
     We acquired Healthy Pet for a preliminary purchase price of $184.7 million. The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash paid to holders of Healthy Pet stock and debt, net of cash acquired	$153,568
Cash paid for professional services	1,216
Debt and capital leases assumed	17,761
Liabilities assumed	8,708
Liabilities for our plan to eliminate duplicate functions and to close certain animal hospitals	3,432

Total	$184,685

Preliminary Allocation of the Purchase Price:
Tangible assets	$15,110
Identifiable intangible assets	383
Goodwill (1)	169,192

Total	$184,685

(1)	As of September 30, 2007, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
3. Acquisitions, continued
     The final purchase price and the valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. The final calculation of the purchase price, which is based on Healthy Pet’s working capital at June 1, 2007, is currently pending review by an independent accounting firm. In addition, given the relative size and complexity of the acquisition, the fair value of certain assets and liabilities acquired, primarily fixed and intangible assets, lease obligations, the 2007 tax liability and deferred tax balances, is still preliminary. We have engaged various third-parties to provide valuation expertise where necessary and have not yet received their completed analyses. With respect to lease obligations, we are currently engaged in negotiating the termination of certain contracts. Also, we have not received final billings related to professional services used in the acquisition as the service provider has not completed its billing process or the work has not yet been completed.
Other Acquisition Payments
     In connection with certain acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $1.2 million to sellers for the unused portion of the holdbacks during the nine months ended September 30, 2007.
     During the nine months ended September 30, 2007, we paid $745,000 to purchase the ownership interest in two partially-owned subsidiaries.
4. Long-Term Obligations and Interest Rate Swap Agreements
     On June 1, 2007, we amended our senior credit facility to allow for additional senior term notes in the amount of $160.0 million. The funds borrowed from the additional senior term notes were primarily used to fund the acquisition of Healthy Pet on June 1, 2007. The terms, including the interest rate, of these additional senior term notes are the same as the senior term notes existing prior to the amendment. Principal payments on the additional senior term notes are due quarterly in the amount of $400,000 and a final payment in the amount of $153.6 million is due on May 16, 2011. In connection with this amendment, we incurred debt-issue costs in the amount of $897,000.
     During the nine months ended September 30, 2007, we entered into the following interest rate swap agreements to mitigate our exposure to the risk of interest rates increasing:

Fixed interest rate	4.95%	5.34%
Notional amount (in millions)	$75.0	$100.0
Effective date	4/30/2007	6/11/2007
Expiration date	4/30/2009	12/31/2009
Counterparties	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
5. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2007 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of December 31, 2006	$95,310	$511,278	$19,160	$625,748
Goodwill acquired	21	224,348	—	224,369
Goodwill related to partnership interests	—	753	—	753
Other (1)	—	(2,928)	—	(2,928)

Balance as of September 30, 2007	$95,331	$733,451	$19,160	$847,942

(1)	Comprised of purchase price adjustments and the contribution of assets in return for a minority interest in a partially-owned subsidiary.
     In addition to goodwill, we have amortizable intangible assets at September 30, 2007 and December 31, 2006 as follows (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$14,110	$(6,890)	$7,220	$12,687	$(6,169)	$6,518
Non-contractual customer relationships	10,459	(2,204)	8,255	9,869	(1,553)	8,316
Technology	1,270	(758)	512	1,270	(568)	702
Trademarks	582	(170)	412	569	(127)	442
Contracts	380	(285)	95	397	(231)	166
Client lists	136	(44)	92	506	(357)	149

Total	$26,937	$(10,351)	$16,586	$25,298	$(9,005)	$16,293

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Aggregate amortization expense	$967	$933	$2,997	$2,661

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
5. Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of September 30, 2007 is as follows (in thousands):

Remainder of 2007	$997
2008	3,556
2009	2,512
2010	1,739
2011	1,250
Thereafter	6,532

Total	$16,586

6. Share-Based Compensation
Stock Option Activity
     A summary of our stock option activity for the nine months ended September 30, 2007 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding at December 31, 2006	5,290	$15.72	5.0	$87,136

Granted	—	—
Exercised	(650)	10.26
Forfeited/Canceled	(83)	20.59

Outstanding at September 30, 2007	4,557	$16.41	4.3	$115,472

Exercisable at September 30, 2007	4,030	$16.32	4.4	$102,487

Expected to vest at September 30, 2007	510	$17.10	3.5	$12,580

     The following table summarizes information about the options outstanding at September 30, 2007 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
		Weighted-Avg.
		Remaining
	Number	Contractual	Weighted-Avg.	Number	Weighted-Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.50	149	3.0	$0.50	149	$0.50
$6.26 - $7.97	1,114	5.2	$7.01	1,114	$7.01
$15.33 - $30.70	3,294	4.0	$20.30	2,767	$20.92

	4,557			4,030

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
6. Share-Based Compensation, continued
     At September 30, 2007, there was $1.8 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 1.0 years.
Non-vested Stock Activity
     During the nine months ended September 30, 2007, we granted 351,432 non-vested shares of common stock with a weighted-average grant date fair value of $32.75 per share. At September 30, 2007, there was $9.1 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 3.3 years.
7. Income Taxes
     The effective tax rate for the nine months ended September 30, 2007 and 2006 was 40.0% and 34.2%, respectively. The effective tax rate for the nine months ended September 30, 2006 includes a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction to our estimated tax liabilities.
8. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive loss. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$32,229	$26,977	$96,389	$86,189
Other comprehensive loss:
Unrealized loss on hedging instruments, net of tax	(2,171)	(1,262)	(2,359)	(517)
Loss (gain) on hedging instruments reclassified to income, net of tax	65	44	201	(14)

Other comprehensive loss	(2,106)	(1,218)	(2,158)	(531)

Total comprehensive income	$30,123	$25,759	$94,231	$85,658

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
9. Calculation of Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all dilutive potential common shares outstanding during each period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$32,229	$26,977	$96,389	$86,189

Weighted-average common shares outstanding:
Basic	83,957	83,339	83,769	83,092
Effect of dilutive potential common shares:
Stock options and non-vested shares	1,795	1,848	1,803	1,772

Diluted	85,752	85,187	85,572	84,864

Basic earnings per share	$0.38	$0.32	$1.15	$1.04

Diluted earnings per share	$0.38	$0.32	$1.13	$1.02

     For the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, potential common shares of 49,729 and 39,341, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were no anti-dilutive shares for the three months ended September 30, 2007.
10. Segment Reporting
     Our reportable segments are Laboratory, Animal Hospital, and Medical Technology. These segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. Our laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our animal hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market. We also operate a corporate office that provides general and administrative support services for our other segments.
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

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
10. Segment Reporting, continued
     Below is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended September 30, 2007

External revenue	$66,964	$229,409	$10,164	$—	$—	$306,537
Intercompany revenue	7,302	—	927	—	(8,229)	—

Total revenue	74,266	229,409	11,091	—	(8,229)	306,537
Direct costs	38,628	181,825	7,830	—	(8,048)	220,235

Gross profit	35,638	47,584	3,261	—	(181)	86,302
Selling, general and administrative expense	4,859	5,411	2,761	9,264	—	22,295
Loss on sale of assets	14	312	6	1	—	333

Operating income (loss)	$30,765	$41,861	$494	$(9,265)	$(181)	$63,674

Depreciation and amortization	$1,742	$4,461	$409	$512	$(100)	$7,024
Capital expenditures	$2,084	$7,383	$142	$1,468	$(280)	$10,797

Three Months Ended September 30, 2006

External revenue	$60,261	$183,592	$7,779	$—	$—	$251,632
Intercompany revenue	5,793	—	1,177	—	(6,970)	—

Total revenue	66,054	183,592	8,956	—	(6,970)	251,632
Direct costs	36,041	146,132	5,530	—	(6,536)	181,167

Gross profit	30,013	37,460	3,426	—	(434)	70,465
Selling, general and administrative expense	4,350	5,161	2,534	6,901	—	18,946
Loss (gain) on sale of assets	6	(3)	—	—	—	3

Operating income (loss)	$25,657	$32,302	$892	$(6,901)	$(434)	$51,516

Depreciation and amortization	$1,221	$3,577	$315	$424	$(41)	$5,496
Capital expenditures	$2,388	$4,747	$404	$1,354	$(160)	$8,733

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
10. Segment Reporting, continued

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Nine Months Ended September 30, 2007
External revenue	$206,233	$635,046	$30,708	$—	$—	$871,987
Intercompany revenue	20,840	—	2,190	—	(23,030)	—

Total revenue	227,073	635,046	32,898	—	(23,030)	871,987
Direct costs	115,467	505,581	21,541	—	(22,702)	619,887

Gross profit	111,606	129,465	11,357	—	(328)	252,100
Selling, general and administrative expense	14,872	16,292	8,389	26,258	—	65,811
Loss on sale of assets	72	756	46	1	—	875

Operating income (loss)	$96,662	$112,417	$2,922	$(26,259)	$(328)	$185,414

Depreciation and amortization	$4,688	$12,751	$1,216	$1,390	$(281)	$19,764
Capital expenditures	$9,808	$23,663	$566	$4,604	$(608)	$38,033

Nine Months Ended September 30, 2006

External revenue	$177,964	$540,117	$22,881	$—	$—	$740,962
Intercompany revenue	17,100	—	2,467	—	(19,567)	—

Total revenue	195,064	540,117	25,348	—	(19,567)	740,962
Direct costs	103,977	430,409	16,276	—	(18,648)	532,014

Gross profit	91,087	109,708	9,072	—	(919)	208,948
Selling, general and administrative expense	12,793	15,107	7,734	21,681	—	57,315
Loss (gain) on sale of assets	14	(214)	—	—	—	(200)

Operating income (loss)	$78,280	$94,815	$1,338	$(21,681)	$(919)	$151,833

Depreciation and amortization	$3,373	$10,674	$1,089	$1,320	$(109)	$16,347
Capital expenditures	$5,352	$16,124	$489	$2,294	$(459)	$23,800

At September 30, 2007
Total assets	$178,942	$933,828	$50,069	$117,801	$(7,495)	$1,273,145

At December 31, 2006
Total assets	$167,363	$671,975	$53,161	$85,533	$(6,075)	$971,957

11. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K. We also have contingencies as follows:
a. Earn-out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
11. Commitments and Contingencies, continued
criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $938,000.
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
     In addition to the agreements described above, we entered into an agreement with one of our Senior Vice Presidents whereby in the event his employment is terminated for any reason other than cause, he is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites for a period of one year. Our Senior Vice President’s base salary and annual bonus are set by our Compensation Committee of the Board of Directors.
c.	Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of our business that we believe will not have a material adverse effect on our future consolidated financial position, results of operations or cash flows.
12. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of uncertain income tax positions. In the first quarter of 2007, we adopted FIN 48. We did not have any unrecognized tax benefits at September 30, 2007, and the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
12. Recent Accounting Pronouncements, continued
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No.115 (“SFAS No. 159”), which permits entities to choose to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 6, 2007, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 6, 2007 at our website at www.investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company that provides veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2007, our laboratory network consisted of 35 laboratories serving all 50 states.

•	Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2007, our animal hospital network consisted of 441 animal hospitals in 38 states.

•	Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
     The three and nine months ended September 30, 2007 was marked by continued growth in our laboratory and animal hospital operating segments achieved through a combination of internal growth and acquisitions, including the acquisition of Healthy Pet Corp. (“Healthy Pet”) on June 1, 2007. For the three and nine months ended September 30, 2007, our laboratory internal revenue growth was 11.6% and 14.9%, respectively, and our animal hospital same-store revenue growth, adjusted for one less business day in the current periods, was 5.7% and 6.0%, respectively.

   Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that animal hospital acquired revenue for 2007 (exclusive of our acquisition of Healthy Pet discussed below) will range from $60.0 million to $65.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, on June 1, 2007, we acquired Healthy Pet, which operated at the time of its acquisition, 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals. The acquisition of Healthy Pet allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia and Georgia. The following table summarizes the changes in the number of facilities operated by our laboratory and animal hospital segments during the nine months ended September 30, 2007:

Laboratories:
Beginning of period	33
Acquisitions	2
Acquisitions relocated into our exising laboratories	(1)
New facilities	1

End of period	35

Animal hospitals:
Beginning of period	379
Acquisitions, excluding Healthy Pet	29
Healthy Pet	44
Acquisitions relocated into our existing animal hospitals	(7)
Closed	(4)

End of period	441

   Financing Transaction
     On June 1, 2007, we amended our senior credit facility to allow for additional senior term notes in the amount of $160.0 million. We used the funds borrowed from the additional senior term notes to fund the acquisition of Healthy Pet on June 1, 2007. The terms, including the interest rate, of these additional senior term notes are the same as the senior term notes existing prior to the amendment. Principal payments on the additional senior term notes are due quarterly in the amount of $400,000 and a final payment in the amount of $153.6 million is due on May 16, 2011.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Laboratory	24.2%	26.3%	26.0%	26.3%
Animal hospital	74.8	73.0	72.8	72.9
Medical technology	3.6	3.6	3.8	3.4
Intercompany	(2.6)	(2.9)	(2.6)	(2.6)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	71.8	72.0	71.1	71.8

Gross profit	28.2	28.0	28.9	28.2
Selling, general and administrative expense	7.3	7.5	7.5	7.7
Loss on sale of assets	0.1	—	0.1	—

Operating income	20.8	20.5	21.3	20.5
Interest expense, net	2.9	2.4	2.5	2.5
Other expense	—	0.1	—	—
Minority interest in income of subsidiairies	0.4	0.3	0.4	0.3

Income before provision for income taxes	17.5	17.7	18.4	17.7
Provision for income taxes	7.0	7.0	7.3	6.1

Net income	10.5%	10.7%	11.1%	11.6%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
		% of		% of			% of		% of
	$	Total	$	Total	% Change	$	Total	$	Total	% Change
Laboratory	$74,266	24.2%	$66,054	26.3%	12.4%	$227,073	26.0%	$195,064	26.3%	16.4%
Animal hospital	229,409	74.8%	183,592	73.0%	25.0%	635,046	72.8%	540,117	72.9%	17.6%
Medical technology	11,091	3.6%	8,956	3.6%	23.8%	32,898	3.8%	25,348	3.4%	29.8%
Intercompany	(8,229)	(2.6)%	(6,970)	(2.9)%	18.1%	(23,030)	(2.6)%	(19,567)	(2.6)%	17.7%

Total revenue	$306,537	100.0%	$251,632	100.0%	21.8%	$871,987	100.0%	$740,962	100.0%	17.7%

     Consolidated revenue increased $54.9 million for the three months ended September 30, 2007, and $131.0 million for the nine months ended September 30, 2007. The increases in revenue were attributable to revenue from acquired animal hospitals, including Healthy Pet, and organic growth. Our laboratory internal revenue growth was 11.6% and 14.9% for the three and nine months ended September 30, 2007, respectively. Our animal hospital same-store revenue growth, adjusted for one less business day in the current periods, was 5.7% and 6.0% for the three and nine months ended September 30, 2007.

  Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$35,638	48.0%	$30,013	45.4%	18.7%	$111,606	49.1%	$91,087	46.7%	22.5%
Animal hospital	47,584	20.7%	37,460	20.4%	27.0%	129,465	20.4%	109,708	20.3%	18.0%
Medical technology	3,261	29.4%	3,426	38.3%	(4.8)%	11,357	34.5%	9,072	35.8%	25.2%
Intercompany	(181)		(434)			(328)		(919)

Total gross profit	$86,302	28.2%	$70,465	28.0%	22.5%	$252,100	28.9%	$208,948	28.2%	20.7%

     Consolidated gross profit increased $15.8 million for the three months ended September 30, 2007, and $43.2 million for the nine months ended September 30, 2007. The increases were primarily due to the increase in consolidated revenue discussed above and an increase in consolidated gross margins in comparison to the previous year. The improvement in our consolidated gross margins were primarily attributable to the operating leverage realized by our laboratory segment due to the fixed cost nature of its business.
  Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”), and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007		2006			2007		2006
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$4,859	6.5%	$4,350	6.6%	11.7%	$14,872	6.5%	$12,793	6.6%	16.3%
Animal hospital	5,411	2.4%	5,161	2.8%	4.8%	16,292	2.6%	15,107	2.8%	7.8%
Medical technology	2,761	24.9%	2,534	28.3%	9.0%	8,389	25.5%	7,734	30.5%	8.5%
Corporate	9,264	3.0%	6,901	2.7%	34.2%	26,258	3.0%	21,681	2.9%	21.1%

Total SG&A	$22,295	7.3%	$18,946	7.5%	17.7%	$65,811	7.5%	$57,315	7.7%	14.8%

     Consolidated selling, general and administrative expense increased $3.3 million for the three months ended September 30, 2007, and $8.5 million for the nine months ended September 30, 2007. The increases were primarily attributable to expanding our administrative operations in order to manage our recent acquisitions, an increase in share-based compensation expense due to non-vested shares granted in 2007, and an increase in commissions as a result of our laboratory’s strong operating performance. In addition, we incurred integration costs in connection with the acquisition of Healthy Pet. These integration costs consisted primarily of salaries and occupancy costs for operating Healthy Pet’s corporate office subsequent to the acquisition date and totaled $700,000 and $1.4 million for the three and nine months ended September 30, 2007, respectively.
  Loss (Gain) on Sale of Assets
     During the nine months ended September 30, 2007 and 2006, we sold certain assets, including real estate, for a net loss of $875,000 and a gain of $200,000, respectively.

Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest expense:
Senior term notes	$9,432	$6,597	$23,205	$19,515
Interest rate swap agreements	(433)	(484)	(1,450)	(1,054)
Capital leases and other	811	432	1,510	1,041
Amortization of debt costs	116	73	253	299

	9,926	6,618	23,518	19,801
Interest income	996	534	2,144	1,478

Interest expense, net	$8,930	$6,084	$21,374	$18,323

     The increase in interest expense was primarily attributable to additional senior term notes in the amount of $160.0 million borrowed under our senior credit facility on June 1, 2007 and increases in LIBOR. These factors were partially offset by principal repayments, including $60.0 million of voluntary debt repayments throughout 2006.
  Provision for Income Taxes
     Our effective tax rates for the three months ended September 30, 2007 and 2006 were 39.8% and 39.4%, respectively, and our effective tax rates for the nine months ended September 30, 2007 and 2006 were 40.0% and 34.2%, respectively. The effective tax rate for the nine months ended September 30, 2006 included a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction to our estimated tax liabilities.
Segment Results
  Laboratory Segment
     Laboratory revenue increased $8.2 million for the three months ended September 30, 2007, and $32.0 million for the nine months ended September 30, 2007. The components of the increases in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Internal growth:
Number of requisitions (1)	3,104	2,822	10.0%	9,615	8,446	13.8%
Average revenue per requisition (2)	$23.74	$23.41	1.4%	$23.31	$23.10	0.9%

Total internal revenue (1)	$73,686	$66,054	11.6%	$224,089	$195,064	14.9%
Acquired revenue (3)	580	—		2,984	—

Total	$74,266	$66,054	12.4%	$227,073	$195,064	16.4%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own those laboratories in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in the comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.

     The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in veterinary hospitals. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by us, pharmaceutical companies and other service providers in the industry. Also contributing to the year-to-date increase in the number of requisitions was testing related to the pet food recall that occurred in March 2007.
     No single customer represented more than 10% of our laboratory revenues during the periods presented. We derive our laboratory revenue from services provided to over 15,000 independently owned animal hospitals and shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our laboratory revenues. Other companies are developing networks of animal hospitals, however, and shifts in the purchasing habits of these networks have the potential of a greater impact on our laboratory revenues.
     The change in the average revenue per requisition is attributable to changes in the mix, including performing lower-priced tests historically performed at veterinary hospitals, type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 5% in February 2007 and February 2006.
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
  Animal Hospital Segment
     Animal hospital revenue increased $45.8 million for the three months ended September 30, 2007, and $94.9 million for the nine months ended September 30, 2007. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Same-store facilities:
Orders (1)(2)	1,380	1,385	(0.3)%	3,919	3,911	0.2%
Average revenue per order (3)	$138.48	$130.59	6.0%	$140.80	$133.12	5.8%

Same-store revenue (1)	$191,135	$180,842	5.7%	$551,853	$520,689	6.0%
Business day adjustment (4)	—	1,619		—	1,550
Net acquired revenue (5)	38,274	1,131		83,193	17,878

Total	$229,409	$183,592	25.0%	$635,046	$540,117	17.6%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2006 business day adjustment reflects the impact of one additional business day in 2006 as compared to 2007 for both 2007 periods presented.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2006 for the three-month analysis, and January 1, 2006 for the nine-month analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. These trends have resulted in a decrease in lower-priced orders and an increase in higher-priced orders. Although we experienced an increase in the number of orders for the nine months ended September 30, 2007, we may continue to experience a decrease in the number of orders in future periods for the reasons discussed above.
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
     During the three and nine months ended September 30, 2007, our animal hospital gross margin increased primarily as a result of improvements in our same-store animal hospital revenue and operating leverage. Our animal hospital same-store gross margins were 21.0% and 20.5% for the three months ended September 30, 2007 and 2006, respectively, and 20.8% and 20.5% for the nine months ended September 30, 2007 and 2006, respectively.
Medical Technology Segment
     Medical technology revenue increased $2.1 million and $7.6 million for the three and nine months ended September 30, 2007 as compared to the prior year. The increase was primarily due to a rise in the amount of revenue recognized on sales of our digital radiography and ultrasound imaging equipment. The increase due to sales of digital radiography imaging equipment was primarily due to the structure of digital radiography sale agreements in the prior year that resulted in more revenue being deferred as compared to the current period. We recognize revenue on deferred sales ratably over a period ranging from one to five years. These deferred transactions are discussed in greater detail in the Critical Accounting Policies section of our 2006 Annual Report on Form 10-K. Although we recognized an increase in ultrasound revenue, we believe the business life cycle for ultrasound imaging equipment is maturing and accordingly, the demand for these types of products and related services may decline in the near term.
     Medical technology gross profit is calculated as medical technology revenue less medical technology direct costs. Medical technology direct costs are comprised of all product and service costs, including, but not limited to, all costs of equipment, related products and services, salaries of technicians, support personnel, trainers, consultants and other non-administrative personnel depreciation and amortization and supply costs.
     The changes in medical technology gross profit and gross margin are the result of changes in the mix of products and services sold and an increase in material cost as a percentage of revenue related to the sale of our digital radiography and ultrasound imaging equipment.
Intercompany Revenue
     Laboratory revenue for the three and nine months ended September 30, 2007 included intercompany revenue of $7.3 million and $20.8 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical technology revenue for the three and nine months ended September 30, 2007 included intercompany revenue of $927,000 and $2.2 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$135,153	$90,738
Investing activities	(259,167)	(63,483)
Financing activities	166,065	(52,922)

Increase (decrease) in cash and cash equivalents	42,051	(25,667)
Cash and cash equivalents at beginning of year	45,104	58,488

Cash and cash equivalents at end of period	$87,155	$32,821

Cash Flows from Operating Activities
     Net cash provided by operating activities increased $44.4 million in the nine months ended September 30, 2007, in comparison to the prior year. The increase was primarily due to acquisitions and improved operating performance, a decline in taxes paid of $5.1 million, changes in working capital, partially offset by an increase in interest paid of $3.6 million.
Cash Flows from Investing Activities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will spend $60.0 million to $65.0 million in 2007 on the acquisition of animal hospitals (exclusive of our acquisition of Healthy Pet discussed below). For the nine months ended September 30, 2007, we spent $59.2 million primarily related to the acquisition of independent animal hospitals, excluding Healthy Pet. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In accordance with that strategy, we spent $154.8 million for the acquisition of Healthy Pet. We intend to primarily use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.
     Our investing activities include expenditures for property and equipment additions and we expect to spend approximately $45.0 million in 2007 for such expenditures (exclusive of real estate acquired in connection with business acquisitions). For the nine months ended September 30, 2007, we spent $38.0 million on property and equipment additions. In addition, due to favorable opportunities presented, we also purchased real estate in connection with certain animal hospital acquisitions in the amount of $8.0 million during the nine months ended September 30, 2007.
Cash Flows from Financing Activities
     Net cash provided by our financing activities for the nine months ended September 30, 2007 included $160.0 million of borrowings under our senior credit facility in the form of additional senior term notes. We used these borrowings to fund the acquisition of Healthy Pet on June 1, 2007. We used net cash in our financing activities for the nine months ended September 30, 2006 primarily to prepay a portion of our senior term notes in the amount of $60.0 million.

Future Cash Requirements
     The following table sets forth our scheduled principal, interest and other contractual cash obligations for each of the years indicated (in thousands):

	Total	2007 (1)	2008	2009	2010	2011	Thereafter
Long-term debt	$531,485	$1,755	$6,106	$5,828	$5,855	$511,941	$—
Capital lease obligations	30,717	465	1,837	1,909	2,073	2,181	22,252
Operating leases	564,508	8,396	37,348	37,013	35,067	34,822	411,862
Fixed cash interest expense	14,874	600	2,469	2,131	1,750	1,434	6,490
Variable cash interest expense (2)	113,837	8,427	30,882	30,306	31,815	12,407	—
Swap agreements (2)	3,284	—	1,816	1,468	—	—	—
Purchase obligations	44,442	11,663	8,134	8,899	9,744	6,002	—
Other long-term liabilities (3)	53,264	531	1,003	934	826	665	49,305
Earn-out payments (4)	938	213	375	350	—	—	—

	$1,357,349	$32,050	$89,970	$88,838	$87,130	$569,452	$489,909

(1)	Consists of the period from October 1, 2007 through December 31, 2007.

(2)	We have variable-rate debt. The interest payments on our variable-rate debt are based on a variable-rate component plus a margin of 1.50%. For purposes of this computation, we have assumed that the interest rate on our variable-rate debt (including the margin of 1.50%) will be 6.37%, 5.88%, 5.83%, 6.18% and 6.43% for years 2007 through 2011, respectively. These estimates are based on interest rate projections used to price our interest rate swap agreements. Our consolidated financial statements included in our 2006 Annual Report on Form 10-K discuss these variable-rate notes in more detail.

(3)	Includes deferred income taxes of $45.6 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
     We anticipate that our cash on-hand, net cash provided by operations and, if needed, our revolving credit facility, will provide sufficient cash resources to fund our operations for more than the next 12 months. If we consummate one or more significant acquisitions during this period we may need to seek additional debt or equity financing.
Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2007, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
     At September 30, 2007, we had a fixed charge coverage ratio of 1.52 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At September 30, 2007, we had a leverage ratio of 2.12 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these interest rate swap agreements has been factored into our future contractual cash requirements table above. All of our interest rate swap agreements at September 30, 2007 qualify for hedge accounting and are summarized as follows:

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
Description of Indebtedness
Senior Credit Facility
     At September 30, 2007, we had $529.0 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
Other Debt
     At September 30, 2007, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $33.2 million.
Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include goodwill, revenue recognition, and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for income taxes, there have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended September 30, 2007. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.
     Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We did not have any unrecognized tax benefits at January 1, 2007, and accordingly, the adoption of FIN 48 did not have a material effect on our condensed, consolidated financial statements.

Recent Accounting Pronouncements
     As mentioned above, in the first quarter of 2007, we adopted FIN 48.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No.115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for our company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, we had borrowings of $529.0 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into $325.0 million of interest rate swap agreements. Currently, we have entered into the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates from $529.0 million to $204.0 million. For the 12-month period ending September 30, 2008, for every 1.0% increase in LIBOR we will pay an additional $2.4 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.4 million in interest expense.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2007.

Date: November 6, 2007	By:	/s/ Tomas W. Fuller

Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.