Form 10-K
period 2007-12-31
VCA ANTECH INC
filed 2008-02-29
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2007, was approximately $3.1 billion, computed by reference to the price of $37.69 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2007 was 81,635,716 shares.

Total common stock outstanding at February 27, 2008 was 84,703,529 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

VCA ANTECH, INC. AND SUBSIDIARIES

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “seek,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include those items discussed in Risk Factors in Item 1A of this annual report.

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading national animal healthcare company operating in the United States. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to the veterinary market.

Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 1,500 veterinarians and had over 6.1 million patient visits in 2007. Our medical technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and during the 1990s established a position in the veterinary diagnostic laboratory and animal hospital markets through both internal growth and acquisitions. By December 31, 1999, our company had built a laboratory network of 13 laboratories servicing animal hospitals in all 50 states and operated a total of 194 animal hospitals. Subsequent to 1999, our company continued its growth by adding additional laboratories and through the acquisition of individually owned animal hospitals and the following animal hospital chains:

•	On June 1, 2004, we acquired National PetCare Centers, Inc. (“NPC”), which operated 67 animal hospitals as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly in California and Texas.

•	On July 1, 2005, we acquired Pet’s Choice, Inc. (“Pet’s Choice”), which operated 46 animal hospitals as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly in Texas and Washington.

•	On June 1, 2007, we acquired Healthy Pet Corp. (“Healthy Pet”), which operated 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals, as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia and Georgia.

Subsequent to 1999, we also acquired and opened additional laboratories that service locations with a high level of demand (i.e., large metropolitan areas). In addition, on October 1, 2004, we acquired Sound Technologies, Inc. (“STI”), which is a supplier of digital radiography and ultrasound imaging equipment and related computer hardware, software and services to the veterinary industry. The acquisition of STI provided us the opportunity to sell digital imaging equipment, which we believe is an emerging and dynamic segment within the animal healthcare industry.

Industry Overview

According to American Pet Products Manufacturers Association, Inc. (“APPMA”), the United States population of companion animals in 2006 reached approximately 215 million, including about 163 million dogs and cats. APPMA estimates that over $21 billion was spent in the United States on pets in 2006 for veterinary care, supplies, medicine and boarding and grooming. The APPMA National Pet Owners’ Survey indicated that the ownership of pets is widespread and growing with over 71 million, or 63%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 45 million households owned at least one dog and 38 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. For example, in 2007 over 95% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged only 1% of total revenue.

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

Veterinary laboratory tests are performed primarily at veterinary diagnostic laboratories, universities or animal hospitals using on-site diagnostic equipment. For particular types of tests, on-site diagnostic equipment can provide more timely results than outside laboratories, but this in-house testing requires the animal hospital or veterinarian to purchase or lease the equipment, maintain and calibrate the equipment periodically to avoid testing errors, and employ trained personnel to operate it. Conversely, veterinary diagnostic laboratories can provide a wider range of tests than generally are available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Leading veterinary diagnostic laboratories also employ highly trained individuals who specialize in the detection and diagnosis of diseases and thus are a valuable resource for the veterinarian.

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

We believe that the outsourced laboratory testing market is among the faster growing segments of the animal healthcare industry as a result of:

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

Animal Hospital Industry

Animal healthcare is provided predominately by the veterinarian practicing as a sole practitioner, or as part of a larger group practice or hospital. Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology. Others focus on a particular type of animal. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, recommendation of friends, reasonable fees and quality of care.

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 49,000 veterinarians practicing at over 22,000 companion animal hospitals at the end of 2006. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Medical Technology Industry

Veterinarians use radiography and ultrasound imaging equipment to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. Digital radiography imaging equipment utilizes high frequency electromagnetic waves to capture x-ray images that are then digitized and stored in digital format. Ultrasound imaging equipment utilizes high frequency sound waves and echoes to display a two-dimensional image of the tissue being examined. Veterinarians can display images created by digital radiography and ultrasound imaging equipment on computer monitors, manipulate the images, store them electronically and transmit them in digital format over the Internet with additional computer hardware and software.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our diagnostic laboratory, animal hospital and medical technology segments. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in the veterinary laboratory and animal hospital markets positions us to capitalize on favorable growth trends in the animal healthcare industry. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. Our medical technology segment seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established laboratory and animal hospital infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from laboratory and animal hospital customers. For example, given that our nationwide transportation network servicing our laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Our laboratory and the majority of our animal hospital operations utilize enterprise-wide management information systems. We believe that these common systems enable us to more effectively manage the key operating metrics that drive our business. With the aid of these systems, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our animal hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year with aggregate annual revenues of approximately $50.0 million to $60.0 million. Our overall acquisition strategy involves the identification of high-quality practices where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Business Segments

We report our results of operations through three segments: Laboratory, Animal Hospital and Medical Technology.

Information regarding revenue and operating income, attributable to each of our segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 2.c, Revenue and Related Cost Recognition, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Laboratories

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states. Our laboratory revenue accounted for 26% of total consolidated revenue in 2007, 2006, and 2005. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 9% of total laboratory revenue in both 2007 and 2006 and 8% in 2005.

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

Laboratory Network

At December 31, 2007, we operated 36 veterinary diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full-testing menu;

•	secondary laboratories that are open 24 hours per day and offer a wide-testing menu servicing large metropolitan areas; and

•	STAT laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, picking up requisitions daily through an extensive network of drivers and independent couriers. Customers outside our transportation network use FedEx to send specimens to our laboratory just outside of Memphis, Tennessee, which permits rapid and cost-efficient testing because of the proximity to the primary sorting facility of FedEx.

In 2007, we derived 70% of our laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

Personnel

Each of our primary and secondary laboratory locations includes a manager, supervisors for each department and personnel for laboratory testing. In addition, we employ or contract with specialists to interpret test results to assist veterinarians in the diagnosis of illnesses and to suggest possible treatment alternatives.

We actively recruit qualified personnel and are committed to supporting continuing education for our professional staff. We have internal training programs for routine testing procedures to improve the skill level of our technicians and to improve the overall capacity of our existing staff. We sponsor various internship and certain other educational programs. These programs serve to build awareness of our company with respect to students, whom after graduation may seek employment with our company.

Animal Hospitals

At December 31, 2007, we operated 438 animal hospitals serving 38 states. Our animal hospital revenue accounted for approximately 73% of total consolidated revenue in 2007, 2006, and 2005.

Services

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

Animal Hospital Network

We seek to provide quality care in clean, attractive facilities that are generally open between 10 to 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square-foot, freestanding facility in an attractive location;

•	has annual revenue between $1.0 million and $2.5 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over ten years.

As of December 31, 2007, our nationwide network of freestanding, full-service animal hospitals had facilities located in the following states:

California	77	Ohio*	7
Texas*	43	Alaska	5
Washington*	31	Georgia	5
Florida	28	New Mexico	5
Massachusetts	24	North Carolina*	5
New York*	22	Minnesota*	5
Illinois	17	Delaware	4
Pennsylvania	17	Hawaii	3
Virginia	16	Nebraska*	3
Arizona	15	Wisconsin	3
Connecticut	13	Louisiana*	2
Colorado	11	Missouri	2
New Jersey*	11	South Carolina	2
Indiana	10	Vermont	2
Michigan	10	Alabama*	1
Oregon*	10	New Hampshire*	1
Maryland	9	Rhode Island*	1
Nevada	8	Utah	1
Oklahoma	8	West Virginia*	1

*	States with laws that prohibit corporations from providing veterinary-medical care. In these states we provide administrative and support services to veterinary-medical groups pursuant to management agreements.

Marketing

We primarily direct our marketing efforts toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of Healthy Pet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary-medical care, including preventive care such as wellness exams, vaccinations, dental screening and geriatric care. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Personnel

Our animal hospitals generally employ a staff of between 10 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical-support personnel, three to five veterinarians, a hospital manager who supervises the day-to-day activities of the facility, and a small office staff.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 14 of our facilities, which train approximately 110 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

Medical Technology

Our medical technology segment sells digital radiography and ultrasound imaging equipment and related computer hardware, software and services, including consulting services and training, to the veterinary market. Our digital radiography and ultrasound imaging equipment are used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. We also have developed and license VetPACS, our proprietary software package that allows for the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. In addition, we have mobile imaging units that provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment. Medical technology revenue accounted for 4% of our consolidated revenue in 2007, 2006 and 2005.

Products & Services

We sell digital radiography imaging equipment, which is comprised of a network of various components that we acquire from third-party manufacturers and developers. A key component is the amorphous silicon flat-panel x-ray detector, which we acquire from Varian Medical Systems pursuant to a distribution agreement entered into in February 2008, granting us worldwide rights to incorporate these detectors into veterinary digital imaging equipment for sale to the veterinary community, and the exclusive right to do so in North America.

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

Competition

Among veterinary diagnostic laboratories, we believe that quality, price, specialist support and the time required to deliver results are the major competitive factors. There are many clinical laboratories that provide a broad range of diagnostic testing services in the same markets serviced by us, and we also face competition from several providers of on-site diagnostic equipment that allows veterinarians to perform various testing. Our principal competitor in most geographic locations in the United States is IDEXX Laboratories.

The companion animal healthcare industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, recommendation of friends, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals.

The primary competitive factors in the medical imaging equipment industry are quality, technical capability, breadth of product line, distribution capabilities, price and the ability to provide quality service and support. There are many companies that manufacture and sell digital radiography and ultrasound imaging equipment.

Government Regulation

Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary-medical care. In these states we do not provide veterinary services or own veterinary practices. We provide management and other administrative services to veterinary practices located in these states. At December 31, 2007, we provided management services to 143 animal hospitals in 14 states under management agreements with the veterinary practices. In one of these states, we operated a mobile imaging service. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Employees

At December 31, 2007, we employed or managed on behalf of our professional corporations 8,600 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

Our success depends in part on our ability to increase our revenues and operating income through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Our laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 9.8% and 15.2% for 2003 through 2007. Our animal hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 3.6% and 6.6% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenues and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

Changes in the demand for our products and services could negatively affect our operating results.

Client visits may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may also decline as a result of the eradication or substantial declines in the prevalence of certain diseases.

The frequency of visits to our animal hospitals has declined and may continue to decline. We believe that the frequency of visits is impacted by several trends in the industry. Demand for pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet. Some professionals in the industry have recommended that vaccinations be given less frequently. We believe that, historically, the animal healthcare industry and our business have been relatively resistant to changes in the general economy, but not immune to them. However, our fourth quarter results appear to indicate that we were marginally impacted by the uncertainty in the economy. As a result of these factors, during the fourth quarter, and particularly the second half of the quarter, our internal revenue growth slowed. If demand for our products, vaccinations or other veterinary and laboratory services continue to decline, our operating results will be negatively impacted.

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

Our laboratory operations depend on the continued and uninterrupted performance of our information technology systems and transportation network, including overnight delivery services provided by FedEx. Sustained system failures or interruption in our transportation network could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure. In addition, any change in government regulation related to transportation samples or specimens could also have an impact on our business.

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

Our operations depend, in some cases, on the ability of single source suppliers or a limited number of suppliers, to deliver products and supplies on a timely basis. Some of the products that we purchase from these suppliers are proprietary, and, therefore, cannot be readily or easily replaced by alternative suppliers. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring products and/or supplies in the quantities and of the quality needed. Shortages in the availability of products and/or supplies for an extended period of time will disrupt our ability to deliver products and provide services in a timely manner, could result in the loss of customers, and could have a material adverse impact on our results of operations.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and in some instances laboratories and related businesses. In 2007, we acquired 73 animal hospitals and two laboratories, including 44 animal hospitals as part of the acquisition of Healthy Pet Corp. In 2006, we acquired 22 animal hospitals and three laboratories. In 2005, we acquired 68 animal hospitals, including 46 animal hospitals as part of the acquisition of Pet’s Choice, Inc. We expect to continue our animal hospital acquisition program and if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenues and expenses. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.

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

The significant competition in the companion animal healthcare industry could result in a decrease in our prices, an increase in our acquisition costs, a loss of market share and could materially affect our revenue and profitability.

The companion animal healthcare industry is highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our acquisition and operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. In addition, if we are unable to compete successfully, we may lose market share.

There are many clinical laboratory companies that provide a broad range of laboratory testing services in the same markets we service. These companies have acquired additional laboratories in the markets in which we operate and may continue their expansion, and aggressively “bundle” their products and services to compete with us. Increased competition may adversely affect our laboratory revenues and margins. Several other national companies develop and sell on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests. Growth of the on-site diagnostic testing market may have an adverse effect on our laboratory revenue.

Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional, multi-clinic practices. Also, regional pet care companies and some national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. Historically, when a competing animal hospital opens in proximity to one of our hospitals, we have reduced prices, expanded our facility, retained additional qualified personnel, increased our marketing efforts or taken other actions designed to retain and expand our client base. As a result, our revenue may decline and our costs may increase. In addition, shifts in the purchasing habits of networks of hospitals could result in limiting or discontinuing the use of our laboratories.

A significant component of our annual growth strategy includes the acquisition of independent animal hospitals with aggregate annual revenues of $50.0 million to $60.0 million. The competition for animal hospital acquisitions from small national and regional multi-clinic companies may cause us to increase the amount we pay to acquire additional animal hospitals and may result in fewer acquisitions than anticipated by our growth strategy. If we are unable to acquire a requisite number of animal hospitals annually or if our acquisition costs increase, we may be unable to effectively implement our growth strategy and realize anticipated economies of scale.

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

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2007, our consolidated balance sheet reflected $822.0 million of goodwill and $22.4 million of other intangible assets, constituting a substantial portion of our total assets of $1.3 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value may result in an impairment write-

down. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. Upon completion of our annual review in 2007, we concluded that the fair values of our reporting units exceeded their respective carrying values and accordingly, as of that date, our goodwill as reflected in our consolidated financial statements was not impaired. However, in the future we may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

At December 31, 2007, our debt consisted of:

•	$527.7 million in principal amount outstanding under our senior term notes; and

•	$32.5 million in principal amount outstanding under capital leases and other debt.

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

Any failure by the manufacturers of our medical imaging equipment, failure in our ability to develop functional and cost-effective software for our products, or any product malfunctions could result in a decline in customer purchases and a reduction in our revenue and profitability.

We do not develop or manufacture the medical imaging equipment that we distribute, except for the software component of our digital radiography machines. Our business in large part is dependent upon distribution agreements with the manufacturers of the equipment, the ability of those manufacturers to produce desirable equipment and to keep pace with advances in technology, our ability to develop cost-effective, functional, and user-friendly software for the digital radiography machines, and the overall rate of new development within the industry. If the distribution agreements terminate or are not renewed, if the manufacturers breach their covenants under these agreements, if the equipment manufactured by these manufacturers or our software becomes less competitive or if there is a general decrease in the rate of new development within the industry, demand for our products and services would decrease. In addition, because the products represent a significant capital investment for our customers, an adverse change in the economy or the current tax law could also negatively impact the demand for these products and services. Any reduction in demand could lead to fewer customer orders, pricing pressures, reduced revenues, reduced margins, reduced levels of profitability and loss of market share.

Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or injury. These problems could result in product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury. In addition, an adverse event involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our use of self-insurance, self-insured retention and high-deductible insurance programs to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured and/or significant event.

We self-insure and use high retention or high deductible insurance programs with regard to property risks, general, professional and employment practice liabilities, health benefits, including executive post-retirement health benefits, and workers’ compensation when the lack of availability and/or the high cost of commercially available insurance products do not render the transfer of this risk economically feasible. In the event that the frequency of losses experienced by us increased unexpectedly, the aggregate of such losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of such products, we will continue to evaluate the levels of claims we include in our self-insured, self-insured retention and/or high-deductible insurance programs. Any increases to these programs increase our risk of exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2007, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary-medical care. At December 31, 2007, we operated 143 animal hospitals in 14 states with these laws, including 43 in Texas, 31 in Washington and 22 in New York. In addition, our mobile imaging service also operates in states with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that state.

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

If we are unable to realize the benefits of internally developed software, we may be required to write-off a portion or all of the associated capitalized costs, which may have an adverse effect on our operating results in the period in which we incur the write-off. We are currently in the process of internally developing software that will be used in our animal hospitals. Costs related directly to the software design, coding, testing and installation are capitalized and will be amortized over the expected life of the software when it is deployed.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 27, 2008, we leased or owned facilities at 509 other locations that house our animal hospitals, laboratories and medical technology group. We own

92 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ Global Select Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low

Fiscal 2007 by Quarter
Fourth	$46.23	$40.34
Third	$42.90	$36.22
Second	$42.00	$35.96
First	$39.98	$31.54
Fiscal 2006 by Quarter
Fourth	$36.48	$30.65
Third	$36.57	$30.30
Second	$33.34	$26.74
First	$29.94	$26.62

At February 27, 2008, there were 206 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return of our common stock from December 31, 2002 to December 31, 2007. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VCA Antech, Inc., The NASDAQ Composite Index
and The Russell 2000 Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

VCA Antech, Inc.	100.00	206.53	260.53	376.00	429.20	589.73
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

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

The following table provides our selected consolidated financial data as of and for each of the years in the five- year period ended December 31, 2007. The statements of operations and cash flows data and the other data for each of the three years ended December 31, 2007, and the balance sheet data as of December 31, 2007 and 2006 has been derived from our audited financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our audited financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Income Statement Data:
Laboratory revenue	$295,695	$258,345	$222,064	$200,441	$178,812
Animal hospital revenue	844,344	711,997	607,565	481,023	376,040
Medical technology revenue(1)	46,823	39,305	30,330	6,090	—
Intercompany	(30,717)	(26,334)	(20,293)	(13,465)	(10,187)

Total revenue	1,156,145	983,313	839,666	674,089	544,665
Direct costs	834,724	712,749	613,799	490,558	394,853

Gross profit(3)	321,421	270,564	225,867	183,531	149,812
Selling, general and administrative expense	86,877	78,020	66,185	48,257	38,702
Write-down and loss on sale of assets	1,323	17	441	59	590

Operating income(4)	233,221	192,527	159,241	135,215	110,520
Interest expense, net	29,503	24,240	25,043	25,492	26,087
Debt retirement costs	—	—	19,282	880	9,118
Other expense (income)	315	8	(122)	(338)	(118)

Income before minority interest and provision for income taxes	203,403	168,279	115,038	109,181	75,433
Minority interest in income of subsidiaries	3,755	3,100	3,109	2,558	1,633

Income before provision for income taxes	199,648	165,179	111,929	106,623	73,800
Provision for income taxes(2)	78,636	59,650	44,113	43,051	30,377

Net income	$121,012	$105,529	$67,816	$63,572	$43,423

Basic earnings per share	$1.44	$1.27	$0.82	$0.78	$0.54

Diluted earnings per share	$1.41	$1.24	$0.81	$0.76	$0.53

Weighted-average shares outstanding for basic earnings per share	83,893	83,198	82,439	81,794	80,480

Weighted-average shares outstanding for diluted earnings per share	85,716	84,882	83,996	83,361	81,746

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Other Financial Data:
Consolidated gross margin(3)	27.8%	27.5%	26.9%	27.2%	27.5%
Laboratory gross margin(3)	48.4%	46.2%	44.5%	43.8%	42.4%
Animal hospital gross margin(3)	19.3%	19.4%	19.5%	19.4%	19.7%
Medical technology gross margin(1)(3)	33.9%	36.2%	31.1%	36.2%	—
Consolidated operating margin(4)	20.2%	19.6%	19.0%	20.1%	20.3%
Laboratory operating margin(4)	41.7%	39.5%	38.2%	37.5%	35.9%
Animal hospital operating margin(4)	16.6%	16.6%	16.7%	16.8%	16.9%
Medical technology operating margin(1)(4)	9.1%	8.8%	1.3%	6.0%	—

Cash Flow Data:
Net cash provided by operating activities	$170,376	$126,890	$115,100	$86,359	$76,107
Net cash used in investing activities	$(271,305)	$(87,732)	$(115,431)	$(149,869)	$(47,162)
Net cash provided by (used in) financing activities	$166,691	$(52,542)	$27,855	$77,237	$(18,170)
Capital expenditures	$48,714	$35,316	$29,209	$23,954	$15,433

Balance Sheet Data (at period end):
Cash and cash equivalents	$110,866	$45,104	$58,488	$30,964	$17,237
Goodwill	$821,967	$625,748	$586,444	$499,144	$373,238
Total assets	$1,286,711	$971,957	$898,405	$742,100	$554,803
Long-term debt	$560,180	$390,715	$452,712	$396,889	$317,469
Total stockholders’ equity	$568,384	$430,305	$308,751	$232,759	$161,923

(1)	On October 1, 2004, we acquired Sound Technologies Inc. (“STI”), a supplier of digital radiography and ultrasound imaging equipment to the veterinary industry.

(2)	The 2006 provision for income taxes includes a $6.8 million tax benefit recognized in the first quarter due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

(3)	In 2007, our gross profit was favorably impacted by a $3.2 million decrease in our estimated workers’ compensation insurance liability for policy periods prior to 2007. This benefit impacted our consolidated gross margin, laboratory gross margin, animal hospital gross margin and medical technology gross margin by 0.3%, 0.2%, 0.3% and 0.1%, respectively.

(4)	In 2007, our operating income was favorably impacted by $3.5 million for a decrease in our estimated workers’ compensation insurance liability for policy periods prior to 2007. This benefit impacted our consolidated operating margin, laboratory operating margin, animal hospital operating margin and medical technology operating margin by 0.3%, 0.2%, 0.3% and 0.1%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “seek,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this annual report and particularly in “Risk Factors” Part I, Item 1A of this annual report on Form 10-K.

The forward-looking information set forth in this annual report on Form 10-K is as of February 27, 2008, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 27, 2008, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our reportable segments are as follows:

•	Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2007, our laboratory network consisted of 36 laboratories serving all 50 states.

•	Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2007, our animal hospital network consisted of 438 animal hospitals in 38 states.

•	Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.

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

Executive Overview

The last several years have been marked by continued growth in our operating segments achieved through a combination of organic growth and acquisitions. Our laboratory internal revenue growth, adjusted for differences in billing days, was 13.5% and 15.2% in 2007 and 2006, respectively. Our animal hospital same-store revenue growth, adjusted for differences in business days, was 5.2% and 5.8% in 2007 and 2006, respectively. Our medical technology segment also experienced growth through the sale of its digital radiography imaging equipment.

Our acquisition of independent animal hospitals for the last three years was augmented by the acquisition of two animal hospital chains including: Healthy Pet Corp. (“Healthy Pet”) in 2007 and Pet’s Choice, Inc. (“Pet’s Choice”) in 2005, both of which are discussed in greater detail below.

Acquisitions and Facilities

Our annual growth strategy includes the acquisition of independent animal hospitals. In 2007, we acquired 29 independent animal hospitals with annual revenue of $57.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our laboratory and animal hospital segments:

	For The Years Ended December 31,
	2007	2006	2005

Laboratories:
Beginning of period	33	31	27
Acquisitions	2	3	—
Acquisitions relocated into our existing laboratories	(1)	(2)	—
New facilities	2	1	4

End of period	36	33	31

Animal hospitals:
Beginning of period	379	367	315
Acquisitions, excluding Healthy Pet and Pet’s Choice(1)(2)	29	22	22
Healthy Pet(1)	44	—	—
Pet’s Choice(2)	—	—	46
Acquisitions relocated into our existing animal hospitals	(7)	(5)	(6)
Sold or closed	(7)	(5)	(10)

End of period	438	379	367

(1)	Healthy Pet was acquired on June 1, 2007.

(2)	Pet’s Choice was acquired on July 1, 2005.

Acquisition of Healthy Pet

On June 1, 2007, we acquired Healthy Pet, which operated at the time of its acquisition, 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals. At the time of the acquisition, Healthy Pet had estimated annualized revenue of approximately $80.0 million. This acquisition allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia and Georgia. Our consolidated financial statements reflect the operating results of Healthy Pet since June 1, 2007.

The total purchase price for this acquisition was $185.0 million, consisting of: $153.7 million in cash paid to holders of Healthy Pet’s stock and debt; $17.7 million in assumed debt; $12.3 million in assumed liabilities; and $1.3 million paid for professional and other outside services.

In addition, we incurred integration costs of $1.6 million in 2007, primarily to operate Healthy Pet’s corporate office, which was closed in November 2007. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Acquisition of Pet’s Choice

On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly in Texas and Washington. At the time of the acquisition, Pet’s Choice had estimated annualized revenue of approximately $70.0 million. Our consolidated financial statements include the operating results of Pet’s Choice since July 1, 2005.

The total purchase price for this acquisition was $78.8 million, consisting of: $51.1 million in cash paid to holders of Pet’s Choice stock and debt; $14.1 million in assumed debt; $12.8 million in assumed liabilities; and $833,000 paid for professional and other outside services.

In addition, we incurred integration costs of $1.2 million in 2005 primarily to operate Pet’s Choice’s corporate office, which was closed in October 2005. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Critical Accounting Policies

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see Note 2., Summary of Significant Accounting Policies, in our consolidated financial statements of this annual report on Form 10-K.

Revenue

Laboratory and Animal Hospital Revenue

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured.

Medical Technology Revenue

Our medical technology segment generates a majority of its revenue from the sale of digital radiography and ultrasound imaging equipment. We also generate revenue from: (i) licensing software; (ii) providing technical support and product updates related to our software, otherwise known as maintenance; (iii) providing professional services related to our equipment and software, including installations, on-site training, education services and extended warranty programs; and (iv) providing mobile imaging services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of our products and services.

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

Under the residual method prescribed by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”), in multiple element arrangements involving software that is more than incidental to the products and services as a whole, revenue may be recognized when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). VSOE of fair value is based on the price for those products and services when sold separately by us or the contractual renewal rates for the post-contract customer support services that we provide. Under the residual method, the fair value of the undelivered elements is deferred and recognized as revenue upon delivery, provided that other revenue recognition criteria are met.

If VSOE of fair value of one or more undelivered elements does not exist, the revenue for the entire transaction, including revenue related to the delivered elements, is deferred and recognized, based on the facts and circumstances, either: i) on a straight-line basis over the life of the post-contract service period if this is the only undelivered element, or ii) when the last undelivered element is delivered. Each transaction requires careful analysis to determine whether all of the individual elements in the license transaction have been identified, along with the fair value of each element and that the transaction is accounted for correctly.

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

For those sales arrangements where we have determined VSOE of fair value for all undelivered elements, we allocate revenue to the undelivered items based on the VSOE of value independent of any discounts given. We then recognize the revenue for undelivered elements when elements are delivered. We recognize the remaining or residual revenue for the delivered elements at the time of delivery or installation and customer acceptance.

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

Ultrasound Imaging Equipment

We sell our ultrasound imaging equipment on a stand-alone basis and with multiple elements, including hardware, software, licenses and/or services. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of SAB No. 104, and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by separating the transaction into individual elements. We account for the ultrasound imaging equipment under the requirements of SAB No. 104, as the software is not deemed to be essential to the functionality of the equipment, and we account for the computer hardware and software under the requirements of SOP No. 97-2, as amended. For those sales of our ultrasound imaging equipment that include computer hardware and software, we recognize revenue on the ultrasound imaging equipment, computer hardware and software upon delivery, which occurs simultaneously.

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

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2007 was $822.0 million, consisting of $95.3 million for our laboratory segment, $707.5 million for our animal hospital segment and $19.2 million for our medical technology segment.

We test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). When SFAS No. 142 was issued in 2001, we adopted the end of December as our annual impairment testing date. During the current year, we elected to change our date to the end of October. An October 31st testing date allowed us additional time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements. There were no impairment charges resulting from either the October 31, 2007 or December 31, 2006 impairment tests. In addition, no events have occurred subsequent to the 2007 testing date which would indicate any impairment may have occurred.

The recognition and measurement of a goodwill impairment loss involves a two-step process:

First we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value of our reporting units per our accounting books, with carrying value defined as the reporting unit’s net assets, including goodwill, less liabilities. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

We use independent valuation experts to advise and assist us in determining the estimated fair value of our reporting units. Our estimated fair values are based on generally accepted valuation techniques consisting primarily of market comparables and discounted cash flow techniques. These valuation methods involve the use of significant assumptions and estimates.

If we identify a potential impairment in the first step, we are then required to measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit as determined in step one to the reporting unit’s net assets based on fair value as would be done in an acquisition. In this hypothetical acquisition, the residual estimated fair value after allocation to the reporting unit’s identifiable net assets is the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the estimated fair value with a corresponding charge to earnings. However, if the estimated fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the estimated fair value.

Determining the fair value of the net assets of our reporting units under this step would require significant estimates.

In 2007, 2006 and 2005, we determined at the end of our annual review that the estimated fair value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of our goodwill for our reporting units was impaired. However, changes in our estimates, such as forecasted cash flows, would have affected the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our medical technology reporting unit as the fair value of our laboratory and animal hospital reporting units significantly exceeded their respective book value.

Other Intangible Assets

In addition to goodwill, we acquire other identifiable intangible assets in our acquisitions, including but not limited to covenants-not-to-compete, client lists, lease related assets and customer relationships. We value these identifiable intangible assets at estimated fair value. We use independent valuation experts to advise and assist us in determining what identifiable intangible assets we have acquired in an acquisition as well as how to estimate the fair value of those assets. Our estimated fair values are based on generally accepted valuation techniques such as market comparables, discounted cash flow techniques or costs to replace. These valuation methods involve the use of significant assumptions such as the timing and amount of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets.

Subsequent to acquisition, we test our identifiable intangible assets for impairment as part of a broader test for impairment of long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recognition and measurement of an impairment loss under SFAS No. 144 also involves a two-step process:

First we identify potential impairment by estimating the aggregate projected undiscounted future cash flows associated with an asset or asset pool and compare that amount with the carrying value of those assets. If the aggregate projected cash flow is greater than our carrying amount, there is no impairment and the second step is not needed.

When we test for impairment, the cash flows that are used contain our best estimates, which include appropriate and customary assumptions.

If we identify a potential impairment in the first step, we are then required to write the assets down to fair value with a corresponding charge to earnings. If the fair value is greater than carrying value, there is no adjustment. We may be required to make significant estimates in determining the fair value of some of our assets.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). In accordance with SFAS No. 109, we record deferred tax liabilities and deferred tax assets, which represent taxes to be settled or recovered in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.

We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or a portion of our deferred tax assets, an adjustment would be made to the carrying amount through a valuation allowance.

Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2007, we have a net deferred tax liability of $13.8 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our anticipated income tax rate would cause us to increase our net deferred tax liability balance by $336,000 with a corresponding charge to earnings.

We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. At December 31, 2005, we had contingent liabilities of $6.8 million recorded in other liabilities in our consolidated balance sheet related to such differences. During the first quarter of 2006, we determined that these contingencies no longer existed due to the outcome of an income tax audit and recognized a tax benefit of $6.8 million.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. We did not have any unrecognized tax benefits on either the effective date of the pronouncement or December 31, 2007.

Self-Insured Liabilities

We self-insure and use high retention or high deductible insurance programs for certain losses related to workers’ compensation and employee health claims. Our self insured liabilities contain uncertainties because we are required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three years.

Workers’ Compensation Insurance

A majority of our workers’ compensation insurance policies are self-insured retention annual policies that begin on October 1. The policies cover specific annual periods and are normally open for no longer than seven years after the period allowing claims for incidents occurring during the covered period to be submitted after the end of the policy year.

Under our workers’ compensation insurance policies, we are responsible for the first $250,000 in claim liability per individual occurrence and we are also subject to an aggregate limit. We use both an internal review process and an independent third-party actuarial review to estimate claim liability based on actual and expected claims incurred and the estimated ultimate cost to settle the claims. Periodically, we review our assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities. During the fourth quarter of 2007, based upon information received from our actuaries, combined with our own internal review, we revised our estimate of our claims liability resulting in a $2.2 million favorable impact to our net earnings for the period.

Health Insurance

With the exception of California employees enrolled in HMO plans, we are effectively self-insuring our employee health care benefit by retaining claims liability risk up to $150,000 per incident and an aggregate claim limit based on the number of employees enrolled in the plan per month. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on our claims experience, the number of employees enrolled in the program and the average time from when a claim is incurred to the time it is paid. In addition, we retain an independent third-party actuary to provide an analysis of potential liability for open claims.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For The Years Ended December 31,
	2007	2006	2005

Revenue:
Laboratory	25.6%	26.3%	26.4%
Animal hospital	73.0	72.4	72.4
Medical technology	4.0	4.0	3.6
Intercompany	(2.6)	(2.7)	(2.4)

Total revenue	100.0	100.0	100.0
Direct costs	72.2	72.5	73.1

Gross profit	27.8	27.5	26.9
Selling, general and administrative expense	7.5	7.9	7.9
Write-down and loss on sale of assets	0.1	—	—

Operating income	20.2	19.6	19.0
Interest expense, net	2.6	2.5	3.0
Debt retirement costs	—	—	2.3
Minority interest in income of subsidiaries	0.3	0.3	0.4

Income before provision for income taxes	17.3	16.8	13.3
Provision for income taxes	6.8	6.1	5.2

Net income	10.5%	10.7%	8.1%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005		% Change
		% of		% of		% of
	$	Total	$	Total	$	Total	2007	2006

Laboratory	$295,695	25.6%	$258,345	26.3%	$222,064	26.4%	14.5%	16.3%
Animal hospital	844,344	73.0%	711,997	72.4%	607,565	72.4%	18.6%	17.2%
Medical technology	46,823	4.0%	39,305	4.0%	30,330	3.6%	19.1%	29.6%
Intercompany	(30,717)	(2.6)%	(26,334)	(2.7)%	(20,293)	(2.4)%	16.6%	29.8%

Total revenue	$1,156,145	100.0%	$983,313	100.0%	$839,666	100.0%	17.6%	17.1%

Consolidated revenue increased $172.8 million in 2007 as compared to 2006, and $143.6 million in 2006 as compared to 2005. The increases in revenue were attributable to the combination of revenue from acquired animal hospitals, including Healthy Pet acquired on June 1, 2007 and Pet’s Choice acquired on July 1, 2005, and organic growth. Our laboratory internal revenue growth, adjusted for differences in billing days, was 13.5% and 15.2%, in 2007 and 2006, respectively. Our animal hospital same-store revenue growth, adjusted for differences in business days, was 5.2% and 5.8% in 2007 and 2006, respectively.

Historically, the animal healthcare industry and our business have been relatively resistant to changes in the general economy. Our fourth quarter results appear to indicate that we were marginally impacted by the uncertainty in the economy. During this quarter, our laboratory internal revenue growth, adjusted for differences in billing days, was 9.1% and our animal hospital same-store revenue growth, adjusted for differences in business days, was 2.5%.

Gross Profit

The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005		% Change
		Gross		Gross		Gross
	$	Margin	$	Margin	$	Margin	2007	2006

Laboratory	$143,072	48.4%	$119,449	46.2%	$98,926	44.5%	19.8%	20.7%
Animal hospital	163,053	19.3%	138,358	19.4%	118,239	19.5%	17.8%	17.0%
Medical technology	15,879	33.9%	14,213	36.2%	9,433	31.1%	11.7%	50.7%
Intercompany	(583)	(1.9)%	(1,456)	(5.5)%	(731)	(3.6)%	(60.0)%	99.2%

Total gross profit	$321,421	27.8%	$270,564	27.5%	$225,867	26.9%	18.8%	19.8%

Consolidated gross profit increased $50.9 million in 2007 as compared to 2006, and $44.7 million in 2006 as compared to 2005. The increases in both periods were primarily due to the increase in consolidated revenue discussed above and improvements in consolidated gross margins as compared to the previous year. The improvement in our consolidated gross margin in 2007 as compared to 2006 was primarily attributable to an increase in our laboratory gross margin, partially offset by a decrease in our animal hospital and medical technology gross margins. Consolidated gross margins in 2007 also benefited from a decrease in workers’ compensation insurance expense of $3.2 million, or 0.3% of revenue, due to a reduction in our estimated workers’ compensation insurance liability for policy periods prior to 2007. An increase in animal hospital revenue, which had a lower gross margin than our other operating segments, as a percentage of our total consolidated revenue had a partially offsetting impact to our consolidated gross margin. The improvement in our consolidated gross margin in 2006 as compared to 2005 was primarily attributable to an increase in our laboratory and medical technology gross margins, partially offset by a decrease in our animal hospital gross margin.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense (“SG&A”) and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005		% Change
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2007	2006

Laboratory	$19,648	6.6%	$17,460	6.8%	$13,993	6.3%	12.5%	24.8%
Animal hospital	21,562	2.6%	20,232	2.8%	16,224	2.7%	6.6%	24.7%
Medical technology	11,528	24.6%	10,762	27.4%	9,033	29.8%	7.1%	19.1%
Corporate	34,139	3.0%	29,566	3.0%	26,935	3.2%	15.5%	9.8%

Total SG&A	$86,877	7.5%	$78,020	7.9%	$66,185	7.9%	11.4%	17.9%

Consolidated selling, general and administrative expense increased $8.9 million in 2007 as compared to 2006 primarily due to growth in the size of our company as a result of acquisitions. Our selling, general and administrative expense as a percentage of revenue declined due to the aforementioned increase in revenue combined with leverage. In addition to normal increases in selling, general and administrative expense to support the growth of our company, we incurred $1.6 million, or 0.1% of consolidated revenue in 2007, for integration costs in connection with operating Healthy Pet’s corporate office, which was closed in November 2007. These integration costs are included in corporate selling, general and administrative expense.

Consolidated selling, general and administrative expense increased $11.8 million in 2006 as compared to 2005 primarily due to an increase in the size of our company. In addition to normal increases in selling, general and administrative expense to support the growth of our company, we recognized $2.4 million, or 0.2% of consolidated revenue in 2006, for share-based compensation as a result of adopting SFAS No. 123 (revised 2004), Share-Based Payment, on January 1, 2006. In addition, in 2005, we recognized $1.2 million, or 0.1% of consolidated revenue, for integration costs primarily to operate Pet’s Choice’s corporate office, which was closed in October 2005. These integration costs are included in Corporate selling, general and administrative expense.

Write-down and Loss on Sale of Assets

In 2007, 2006 and 2005, we sold assets, including real estate, and wrote down certain assets, for net losses of $1.3 million, $17,000 and $441,000, respectively.

Operating Income

The following table summarizes our operating income (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005		% Change
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	2007	2006

Laboratory	$123,344	41.7%	$101,981	39.5%	$84,928	38.2%	20.9%	20.1%
Animal hospital	140,344	16.6%	118,138	16.6%	101,581	16.7%	18.8%	16.3%
Medical technology	4,256	9.1%	3,451	8.8%	400	1.3%	23.3%	762.8%
Corporate	(34,140)	(3.0)%	(29,587)	(3.0)%	(26,937)	(3.2)%	15.4%	9.8%
Eliminations	(583)	(1.9)%	(1,456)	(5.5)%	(731)	(3.6)%	(60.0)%	99.2%

Total operating income	$233,221	20.2%	$192,527	19.6%	$159,241	19.0%	21.1%	20.9%

The increase in our operating margin over the past three years was primarily due to both increasing revenues and our ability to leverage our existing cost structure as discussed above under gross profit.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Interest expense:
Senior term notes	$31,915	$26,078	$18,746
9.875% senior subordinated notes	—	—	6,342
Interest rate swap agreements	(1,536)	(1,542)	57
Capital leases and other	2,158	1,414	1,385
Amortization of debt costs	368	361	547

	32,905	26,311	27,077
Interest income	3,402	2,071	2,034

Total interest expense, net of interest income	$29,503	$24,240	$25,043

The increase in interest expense in 2007 as compared to 2006 was primarily attributable to additional senior term notes in the amount of $160.0 million borrowed under our senior credit facility on June 1, 2007, and increases in LIBOR. These factors were partially offset by principal repayments, including $60.0 million of voluntary debt repayments throughout 2006.

The decrease in interest expense in 2006 as compared to 2005 was primarily attributable to our debt refinancing transaction, which is discussed below in the Liquidity and Capital Resources section, and changes in LIBOR.

Debt Retirement Costs

In connection with a debt refinancing transaction, we incurred debt retirement costs of $19.3 million in 2005, which is discussed below in the Liquidity and Capital Resources section.

Other (Income) Expense

Other (income) expense relates primarily to non-cash gains or losses pertaining to the changes in the time value of our interest rate swap agreements.

Minority Interest in Income of Subsidiaries

Minority interest in income of subsidiaries represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly own.

Provision for Income Taxes

Our effective tax rate was 39.4%, 36.1% and 39.4% in 2007, 2006 and 2005, respectively. The effective tax rate for 2006 reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

Segment Results

Laboratory Segment

The following table summarizes revenue and gross profit for our laboratory segment (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005		% Change
		Gross		Gross		Gross
	$	Margin	$	Margin	$	Margin	2007	2006

Revenue	$295,695		$258,345		$222,064		14.5%	16.3%
Gross profit	$143,072	48.4%	$119,449	46.2%	$98,926	44.5%	19.8%	20.7%

Laboratory revenue increased $37.4 million in 2007 as compared to 2006, and $36.3 million in 2006 as compared to 2005. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2007 Comparative Analysis			2006 Comparative Analysis
	For The Years Ended December 31,
	2007	2006	% Change	2006	2005	% Change

Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,448	11,061	12.5%	10,993	9,453	16.3%
Average revenue per requisition(2)	$23.48	$23.28	0.9%	$23.27	$23.49	(0.9)%

Total internal revenue(1)	$292,249	$257,522	13.5%	$255,767	$222,064	15.2%
Billing day adjustment(3)	—	823		—	—
Acquired revenue(4)	3,446	—		2,578	—

Total	$295,695	$258,345	14.5%	$258,345	$222,064	16.3%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2006 billing day adjustment in the 2007 Comparative Analysis reflects the impact of one additional billing day in 2006 as compared to 2007.

(4)	Acquired revenue in both the 2007 and 2006 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in veterinary hospitals. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by us, pharmaceutical companies and other service providers in the industry. Also contributing to the year-over-year increase in the number of requisitions was testing related to the pet food recall that occurred in March and April of 2007.

We derive our laboratory revenue from services provided to over 16,000 independently owned animal hospitals and shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our laboratory revenues. Other companies are developing networks of animal hospitals, however, and shifts in the purchasing habits of these networks have the potential of a greater impact on our laboratory revenues.

The change in the average revenue per requisition is attributable to changes in the mix, including performing lower-priced tests historically performed at the veterinary hospitals, and the type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 5% in both February 2007 and February 2006.

Laboratory gross profit is calculated as laboratory revenue less laboratory direct costs. Laboratory direct costs are comprised of all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

The increase in laboratory gross margins were primarily attributable to increases in laboratory revenue combined with operating leverage associated with our laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our laboratory business.

Animal Hospital Segment

The following table summarizes revenue and gross profit for the animal hospital segment (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005		% Change
		Gross		Gross		Gross
	$	Margin	$	Margin	$	Margin	2007	2006

Revenue	$844,344		$711,997		$607,565		18.6%	17.2%
Gross profit	$163,053	19.3%	$138,358	19.4%	$118,239	19.5%	17.8%	17.0%

Animal hospital revenue increased $132.3 million in 2007 as compared to 2006, and $104.4 million in 2006 as compared to 2005. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2007 Comparative Analysis			2006 Comparative Analysis
	For The Years Ended December 31,
			%			%
	2007	2006	Change	2006	2005	Change

Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	5,138	5,164	(0.5)%	4,391	4,457	(1.5)%
Average revenue per order(3)	$139.80	$132.26	5.7%	$130.17	$121.20	7.4%

Same-store revenue(1)	$718,224	$683,012	5.2%	$571,577	$540,209	5.8%
Business day adjustment(4)	—	—		—	1,454
Net acquired revenue(5)	126,120	28,985		140,420	65,902

Total	$844,344	$711,997	18.6%	$711,997	$607,565	17.2%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2005 business day adjustment reflects the impact of one additional business day in 2005 as compared to 2006.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2006 for the 2007 Comparative Analysis and January 1, 2005 for the 2006 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Our business strategy continues to emphasize comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders.

Price increases, which approximated 5% to 6% on most services at most hospitals in February 2007 and February 2006, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs. Over the last few years, we have experienced a decline in animal hospital revenue from the sale of pet-related products, which we believe are now widely available in retail stores and other distribution channels.

Animal hospital gross profit is calculated as animal hospital revenue less animal hospital direct costs. Animal hospital direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses and costs of goods sold associated with the retail sales of pet food and pet supplies.

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. Historically, these lower gross margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in animal hospital revenue, increased operating leverage and our integration efforts. However, due to the substantial amount of acquisition activity that has occurred in a relatively short period of time, our gross margins have declined. Our animal hospital gross margin in 2007, 2006 and 2005 was 19.3% to 19.4% and 19.5%, respectively.

Our animal hospital same-store gross margin improved to 19.8% in 2007 as compared to 19.6% in 2006. In 2007, our same-store animal hospitals benefited from a $2.6 million, or 0.3% of same-store revenue, decrease in our estimated workers’ compensation insurance liability recognized during the fourth quarter of 2007. Excluding the impact related to the workers’ compensation insurance benefit, our same-store gross margin declined in 2007 as compared to 2006 primarily as a result of an increase in labor and health insurance costs. Our animal hospital same-store gross margin in 2006 and 2005 was 20.1%.

Medical Technology Segment

The following table summarizes revenue and gross profit for the medical technology segment (in thousands, except percentages):

	For The Years Ended December 31,
	2007		2006		2005
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2007	2006

Revenue	$46,823		$39,305		$30,330		19.1%	29.6%
Gross profit	$15,879	33.9%	$14,213	36.2%	$9,433	31.1%	11.7%	50.7%

Medical technology revenue increased $7.5 million in 2007 as compared to 2006, which was primarily attributable to revenue recognized on sales our digital radiography and ultrasound imaging equipment. The increase in revenue from our digital radiography imaging equipment was primarily due to the structure of certain sales agreements in the prior year that resulted in more revenue being deferred in 2006 as compared to

2007. We recognize revenue on deferred sales ratably over a period ranging from one to five years. These deferred transactions are further discussed above in Critical Accounting Policies. Although we recognized an increase in ultrasound revenue, we believe the business life cycle for this equipment is maturing and accordingly, the demand for these types of products and related services may decline in the near term.

Medical technology revenue increased $9.0 million in 2006 as compared to 2005, which was primarily attributable to revenue recognized on sales of our digital radiography imaging equipment. Our digital radiography imaging equipment was first introduced to the veterinary industry at the end of 2004. Also contributing to the increase was that effective July 1, 2005, we began recognizing revenue on the sale of a majority of our digital radiography imaging equipment, computer hardware and software at the time of delivery or installation and customer acceptance, if required, as discussed above in Critical Accounting Policies. Prior to July 1, 2005, we recognized all elements in the sale of our digital radiography imaging equipment ratably over the period of the post-contract customer support services.

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

Medical technology gross profit increased $1.7 million in 2007 as compared to 2006, which was attributable to an increase in revenue as discussed above. Our medical technology gross margin declined to 33.9% in 2007 as compared to 36.2% in 2006, which was primarily the result of an increase in material costs related to the sale of our digital radiography imaging equipment. In 2007, we implemented a strategic shift in our pricing model in an effort to mitigate the effects of increasing competition by providing better value to our customers through additional functionality.

Medical technology gross profit increased $4.8 million in 2006 as compared to 2005, which was attributable to an increase in revenue as discussed above and an increase in gross margin. Our medical technology gross margin improved to 36.2% in 2006 as compared to 31.1% in 2005, which was primarily the result of a change in the mix of products and services sold. Specifically, revenue from the sale of our digital radiography imaging equipment, which generally has a higher gross margin than our other products and services, increased as a percentage of our total medical technology revenue.

Intercompany Revenue

Laboratory revenue in 2007, 2006 and 2005 included intercompany revenue of $27.6 million, $22.6 million and $18.5 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical technology revenue in 2007, 2006, and 2005 included intercompany revenue of $3.2 million, $3.8 million, and $1.8 million, respectively, that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Inflation

Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with Zoasis Corporation

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis. We purchased services of $1.8 million, $1.9 million and $1.1 million in 2007, 2006, and 2005, respectively. The pricing of these services is comparable to prices paid by us to independent third parties for similar services. Beginning in late 2006, in connection with a sublease for office space located in the Zoasis corporate office, we paid rent to Zoasis of $54,000 and $18,000 in 2007 and 2006, respectively. The lease expired in August 2007 and continues on a month-to-month basis until the completion of a software development project. The rent under this sublease is comparable to the rent we pay for similar spaces.

Liquidity and Capital Resources

Introduction

We generate cash primarily from payments made by customers for our veterinary services, payments from animal hospitals and other clients for our laboratory services, and from proceeds received from the sale of our imaging equipment and other related services. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and animal hospital acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At December 31, 2007, our consolidated cash and cash equivalents totaled $110.9 million, representing an increase of $65.8 million as compared to the prior year. In addition, cash flows generated from operating activities totaled $170.4 million in 2007, representing an increase of $43.5 million as compared to the prior year.

We also have access to a revolving credit facility, which allows us to maintain further operating and financial flexibility, and historically we have been able to obtain cash from other borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

Future Cash Flows

Short-term

In 2007, we borrowed $160.0 million in senior term notes under our senior credit facility to fund our acquisition of Healthy Pet. Other than our acquisitions of hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flow and our revolving credit facility. We anticipate that our cash on hand, net cash provided by operations and our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions during this period, we may seek additional debt or equity financing.

In 2008, we expect to spend $50.0 million to $60.0 million related to the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2008 through February 27, 2008, we spent $35.4 million in connection with the acquisition of 16 animal hospitals. In addition, we expect to spend approximately $50.0 million in 2008 for both property and equipment additions and capital costs necessary to maintain our existing facilities.

Long-term

Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business and acquisitions in accordance with our growth strategy. The scheduled payments on our long-term obligations are included in our contractual obligations table below. In addition to the scheduled payments on our senior term notes, we are required to make mandatory prepayments in the event we have excess cash flow. Pursuant to the terms of our senior credit facility, mandatory prepayments are due on our senior term notes equal to 75% of any excess cash flow at the end of 2008, 2009 and 2010. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments.

We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, we expect that we will need to refinance such indebtedness, amend its terms to extend the maturity dates, or issue common stock in our company. Our management cannot make any assurances that such refinancing or amendments, if necessary, will be available on attractive terms, if at all.

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2007, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

At December 31, 2007, we had a fixed charge coverage ratio of 1.57 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2007, we had a leverage ratio of 2.07 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Cash provided by (used in):
Operating activities	$170,376	$126,890	$115,100
Investing activities	(271,305)	(87,732)	(115,431)
Financing activities	166,691	(52,542)	27,855

Increase (decrease) in cash and cash equivalents	65,762	(13,384)	27,524
Cash and cash equivalents at beginning of year	45,104	58,488	30,964

Cash and cash equivalents at end of year	$110,866	$45,104	$58,488

Cash Flows from Operating Activities

Net cash provided by operating activities increased $43.5 million in 2007 as compared to 2006. This increase was due primarily to improved operating performance, additional cash generated from acquired businesses, and changes in working capital, partially offset by an increase in cash paid for interest of $6.8 million.

Net cash provided by operating activities increased $11.8 million in 2006 as compared to 2005. This increase was due primarily to improved operating performance and additional cash generated from acquired businesses, which was partially offset by an increase in taxes paid of $24.5 million, changes in working capital and the adoption of SFAS No. 123R. The increase in taxes paid was attributable to an increase in income before provision for income taxes due primarily to improved operating performance, acquisitions and debt retirement costs incurred in 2005. Also contributing to the increase in taxes paid was a decrease in net operating loss carryforwards realized in 2006 as compared to 2005. SFAS No. 123R, which we adopted on January 1, 2006, requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. As a result, we classified $6.6 million in excess tax benefits in 2006 as a financing activity. Excess tax benefits in periods prior to 2006 were classified as an operating activity.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For The Years Ended December 31,			Variance
Investing Cash Flows:	2007	2006	2005	2007	2006

Acquisition of Healthy Pet	$(154,871)	$—	$—	$(154,871)	$—
Acquisition of Pet’s Choice	—	—	(51,149)	—	51,149
Acquisition of independent animal hospitals	(57,990)	(48,388)	(34,199)	(9,602)	(14,189)
Other	(2,662)	(2,096)	(3,801)	(566)	1,705

Total cash used for acquisitions(1)	(215,523)	(50,484)	(89,149)	(165,039)	38,665
Property and equipment additions(2)	(48,714)	(35,316)	(29,209)	(13,398)	(6,107)
Real estate acquired with acquisitions(3)	(7,962)	(2,872)	(2,405)	(5,090)	(467)
Proceeds from sale of assets	1,674	598	1,702	1,076	(1,104)
Other	(780)	342	3,630	(1,122)	(3,288)

Net cash used in investing activities	$(271,305)	$(87,732)	$(115,431)	$(183,573)	$27,699

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A detailed discussion of our acquisitions is provided above in the Executive Overview.

(2)	The increases in cash used to acquire property and equipment was primarily due to costs related to maintaining the quality or expanding our existing animal hospital and laboratory facilities, including certain technology related initiatives aimed at creating operational efficiencies.

(3)	The increase in cash used to acquire real estate was due primarily to an increase in the number of favorable opportunities presented.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For The Years Ended December 31,				Variance
Financing Cash Flows:	2007	2006	2005		2007		2006

Proceeds from long-term obligations	$160,000	$—	$475,000	(1)	$160,000	(2)	$(475,000)
Repayment of long-term obligations	(8,238)	(65,414)	(447,100	)(3)	57,176	(2)	381,686
Payment of financing costs	(926)	—	(3,257)		(926)		3,257

	For The Years Ended December 31,				Variance
Financing Cash Flows:	2007	2006	2005		2007		2006

Proceeds from stock options exercises	7,989	6,227	3,212		1,762		3,015
Excess tax benefits from stock options	7,866	6,645	—	(4)	1,221	(4)	6,645

Net cash provided by (used in) financing	$166,691	$(52,542)	$27,855		$219,233		$(80,397)

(1)	The increase in proceeds from the issuance of long-term obligations was primarily due to borrowings made under our senior credit facility in the form of additional senior term notes, which were used to finance the acquisition of Healthy Pet on June 1, 2007.

(2)	In May 2005, we entered into a new senior credit facility which provided $475.0 million of senior term notes and a $75.0 million revolving credit facility. The proceeds from the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and repurchase our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice on July 1, 2005. In connection with the refinancing transactions, we paid financing costs of approximately $3.3 million and paid an aggregate tender fee of $13.8 million to purchase the 9.875% senior subordinated notes. In addition, during August 2005, we used $35.0 million in cash to prepay a portion of our senior term notes.

(3)	During 2006, we prepaid of a portion of our senior term notes in the amount of $60.0 million.

(4)	On January 1, 2006, we adopted SFAS No. 123R which requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities. Excess tax benefits in periods prior to 2006 were classified as operating activities.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated (in thousands):

	Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$529,965	$6,157	$11,863	$511,945	$—
Capital lease obligations	30,215	1,729	4,037	4,554	19,895
Operating leases	640,645	37,668	75,022	73,669	454,286
Fixed cash interest expense	14,269	2,468	3,877	2,727	5,197
Variable cash interest expense(1)	111,808	33,510	65,990	12,308	—
Swap agreements(1)	1,126	483	643	—	—
Purchase obligations(2)	42,800	18,155	18,643	6,002	—
Other long-term liabilities(3)	30,117	—	130	—	29,987
Earn-out payments(4)	938	588	350	—	—

	$1,401,883	$100,758	$180,555	$611,205	$509,365

(1)	We have variable-rate debt. The interest payments on our variable-rate debt are based on rates effective as of December 31, 2007.

(2)	Our purchase obligations consist primarily of supply purchase agreements related to our medical technology business and construction contracts primarily for animal hospitals.

(3)	Includes deferred income taxes of $28.2 million.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2007, we do not have any off-balance sheet financing arrangements.

Interest Rate Swap Agreements

We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these interest rate swap agreements has been factored into our future contractual cash requirements table above. All of our interest rate swap agreements at December 31, 2007 qualify for hedge accounting and are summarized as follows:

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

Description of Indebtedness

Senior Credit Facility

At December 31, 2007, we had $527.7 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.

The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.

Other Debt and Capital Lease Obligations

At December 31, 2007, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $32.5 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. Certain provisions of SFAS No. 157 will be effective for our company on January 1, 2008.

Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. We will adopt SFAS No. 157 on January 1, 2008, for our financial assets and liabilities, which primarily consists of derivatives we record in accordance with SFAS No. 133, and on January 1, 2009, for our non-financial assets and liabilities. For our financial assets and liabilities, we expect that our adoption of SFAS No. 157 will primarily impact our disclosures and not have a material impact on our consolidated results of operations, cash flows and financial position. We are currently evaluating the impact with respect to our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for our company on January 1, 2008. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of SFAS No. 141R will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of SFAS No. 160 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2006 and ending December 31, 2007 (in thousands):

	2007 Quarter Ended				2006 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$284,158	$306,537	$300,305	$265,145	$242,351	$251,632	$255,150	$234,180
Gross profit	$69,321	$86,302	$89,878	$75,920	$61,616	$70,465	$74,962	$63,521
Operating income	$47,807	$63,674	$67,415	$54,325	$40,694	$51,516	$55,563	$44,754
Net income	$24,623	$32,229	$35,847	$28,313	$19,340	$26,977	$29,553	$29,659
Basic earnings per common share	$0.29	$0.38	$0.43	$0.34	$0.23	$0.32	$0.36	$0.36
Diluted earnings per common share	$0.29	$0.38	$0.42	$0.33	$0.23	$0.32	$0.35	$0.35

The quarter ended March 31, 2006 includes a $6.8 million tax benefit due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

The quarter ended December 31, 2006 includes a $1.3 million tax expense adjustment related primarily to an increase in our estimated current tax liabilities as of December 31, 2006.

The quarter ended December 31, 2007 includes the benefit of a $3.5 million decrease to our estimated workers’ compensation insurance liability and a $927,000 adjustment related primarily to a change in our statutory tax rates. The decrease in our workers’ compensation liability had a $3.2 million impact on our gross profit, and a $2.2 million impact on net income.

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

At December 31, 2007, we had borrowings of $527.7 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs

These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For the 12-month period ending December 31, 2008, for every 1.0% increase in LIBOR we will pay an additional $2.6 million in interest expense and for every 1.0% decrease in LIBOR we will save $2.6 million in interest expense.

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2007. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management excluded Healthy Pet Corp. from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. Healthy Pet Corp., acquired June 1, 2007, accounted for $183.7 million, or 14.3%, of our total assets as of December 31, 2007, and contributed approximately $46.8 million, or 4.0%, of our total revenue in 2007.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.

February 27, 2008

/s/  Robert L. Antin
Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer

/s/  Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer,
Vice President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts as listed in the index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, VCA Antech, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded Healthy Pet Corp. from its assessment of the effectiveness of VCA Antech, Inc.’s internal control over financial reporting as of December 31, 2007. Healthy Pet Corp., acquired June 1, 2007, accounted for $183.7 million, or 14.3%, of the Company’s total assets as of December 31, 2007, and contributed approximately $46.8 million, or 4.0%, of the Company’s total revenue for the year ended December 31, 2007. Our audit of internal control over financial reporting of VCA Antech, Inc. also excluded an evaluation of the internal control over financial reporting of Healthy Pet Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 27, 2008

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$110,866	$45,104
Trade accounts receivable, less allowance for uncollectible accounts of $10,940 and $11,195 at December 31, 2007 and 2006, respectively	42,650	44,491
Inventory	25,517	21,420
Prepaid expenses and other	15,307	13,492
Deferred income taxes	14,402	14,935
Prepaid income taxes	8,160	13,523

Total current assets	216,902	152,965
Property and equipment, net	214,020	166,033
Other assets:
Goodwill	821,967	625,748
Other intangible assets, net	22,373	18,337
Notes receivable, net	3,493	2,675
Deferred financing costs, net	1,537	979
Other	6,419	5,220

Total assets	$1,286,711	$971,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$7,886	$6,648
Accounts payable	28,092	23,328
Accrued payroll and related liabilities	38,341	33,864
Other accrued liabilities	42,074	30,961

Total current liabilities	116,393	94,801
Long-term obligations, less current portion	552,294	384,067
Deferred income taxes	28,197	39,804
Other liabilities	11,236	13,294
Minority interest	10,207	9,686
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,335 and 83,560 shares outstanding as of December 31, 2007 and 2006, respectively	84	84
Additional paid-in capital	296,037	275,013
Accumulated earnings	275,598	154,586
Accumulated other comprehensive (loss) income	(3,335)	622

Total stockholders’ equity	568,384	430,305

Total liabilities and stockholders’ equity	$1,286,711	$971,957

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	For The Years Ended December 31,
	2007	2006	2005

Revenue	$1,156,145	$983,313	$839,666
Direct costs	834,724	712,749	613,799

Gross profit	321,421	270,564	225,867
Selling, general and administrative expense	86,877	78,020	66,185
Write-down and loss on sale of assets	1,323	17	441

Operating income	233,221	192,527	159,241
Interest expense	32,905	26,311	27,077
Interest income	3,402	2,071	2,034
Debt retirement costs	—	—	19,282
Other expense (income)	315	8	(122)

Income before minority interest and provision for income taxes	203,403	168,279	115,038
Minority interest in income of subsidiaries	3,755	3,100	3,109

Income before provision for income taxes	199,648	165,179	111,929
Provision for income taxes	78,636	59,650	44,113

Net income	$121,012	$105,529	$67,816

Basic earnings per share	$1.44	$1.27	$0.82

Diluted earnings per share	$1.41	$1.24	$0.81

Weighted-average shares outstanding for basic earnings per share	83,893	83,198	82,439

Weighted-average shares outstanding for diluted earnings per share	85,716	84,882	83,996

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
				Notes		Other
			Additional	Receivable	Accumulated	Comprehensive
	Common Stock		Paid-In	From	Earnings	Income
	Shares	Amount	Capital	Stockholders	(Deficit)	(Loss)	Total

Balances, December 31, 2004	82,191	$82	$251,412	$(10)	$(18,759)	$34	$232,759
Net income	—	—	—	—	67,816	—	67,816
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	1,249	1,249
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	—	(74)	(74)
Repayment of notes	—	—	—	10	—	—	10
Exercise of stock options	568	1	3,211	—	—	—	3,212
Tax benefit from stock options exercised	—	—	3,779	—	—	—	3,779

Balances, December 31, 2005	82,759	83	258,402	—	49,057	1,209	308,751
Net income	—	—	—	—	105,529	—	105,529
Unrealized loss on hedging instruments, net of tax	—	—	—	—	—	(592)	(592)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	—	5	5
Share-based compensation	—	—	3,071	—	—	—	3,071
Exercise of stock options	801	1	6,226	—	—	—	6,227
Tax benefit from stock options exercised	—	—	7,314	—	—	—	7,314

Balances, December 31, 2006	83,560	84	275,013	—	154,586	622	430,305
Net income	—	—	—	—	121,012	—	121,012
Unrealized loss on hedging instruments, net of tax	—	—	—	—	—	(4,215)	(4,215)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	—	258	258
Share-based compensation	—	—	4,586	—	—	—	4,586
Exercise of stock options	775	—	7,989	—	—	—	7,989
Tax benefit from stock options exercised	—	—	8,449	—	—	—	8,449

Balances, December 31, 2007	84,335	$84	$296,037	$—	$275,598	$(3,335)	$568,384

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For The Years Ended December 31,
	2007	2006	2005

Net income	$121,012	$105,529	$67,816
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps, net of tax benefit of $2,689 in 2007, $383 in 2006, and net of tax expense of $786 in 2005	(4,215)	(592)	1,249
Losses (gains) on hedging instruments reclassifed to income, net of tax benefit of $167 and $3 in 2007 and 2006, respectively, and net of tax expense of $48 in 2005	258	5	(74)

Other comprehensive (loss) income	(3,957)	(587)	1,175

Total comprehensive income	$117,055	$104,942	$68,991

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$121,012	$105,529	$67,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,049	22,242	19,335
Amortization of debt costs	368	361	547
Provision for uncollectible accounts	5,053	5,923	4,766
Debt retirement costs	—	—	19,282
Write-down and loss on sale of assets	1,323	17	441
Share-based compensation	4,586	3,071	—
Excess tax benefits from exercise of stock options	(7,866)	(6,645)	—
Other	(115)	(949)	(223)
Minority interest in income of subsidiaries	3,755	3,100	3,109
Distributions to minority interest partners	(3,388)	(3,514)	(3,078)
Deferred income taxes	10,940	7,688	8,975
Changes in operating assets and liabilities:
Trade accounts receivable	(2,687)	(12,308)	(11,335)
Inventory, prepaid expenses and other assets	(4,712)	(8,594)	(9,092)
Accounts payable and other accrued liabilities	7	2,989	7,132
Accrued payroll and related liabilities	1,154	3,733	2,660
Income taxes	13,897	4,247	4,765

Net cash provided by operating activities	170,376	126,890	115,100

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(215,523)	(50,484)	(89,149)
Real estate acquired in connection with business acquisitions	(7,962)	(2,872)	(2,405)
Property and equipment additions	(48,714)	(35,316)	(29,209)
Proceeds from sale of assets	1,674	598	1,702
Other	(780)	342	3,630

Net cash used in investing activities	(271,305)	(87,732)	(115,431)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	For The Years Ended December 31,
	2007	2006	2005

Cash flows provided by (used in) financing activities:
Repayment of long-term obligations, including redemption fees	(8,238)	(65,414)	(447,100)
Proceeds from the issuance of long-term obligations	160,000	—	475,000
Payment of financing costs	(926)	—	(3,257)
Proceeds from issuance of common stock under stock option plans	7,989	6,227	3,212
Excess tax benefits from exercise of stock options	7,866	6,645	—

Net cash provided by (used in) financing activities	166,691	(52,542)	27,855

Increase in cash and cash equivalents	65,762	(13,384)	27,524
Cash and cash equivalents at beginning of year	45,104	58,488	30,964

Cash and cash equivalents at end of year	$110,866	$45,104	$58,488

Supplemental disclosures of cash flow information:
Interest paid	$32,632	$25,868	$27,802
Income taxes paid	$53,800	$54,521	$30,050
Supplemental schedule of non-cash investing and financing activites:
Detail of acquisitions:
Fair value of assets acquired	$246,368	$53,900	$118,069
Cash paid for acquisitions	215,523	(50,484)	(89,149)

Liabilities assumed	$30,845	$3,416	$28,920

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: veterinary diagnostic laboratories (“Laboratory”), animal hospitals (“Animal Hospital”) and veterinary medical technology (“Medical Technology”).

We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2007, we operated 36 laboratories of various sizes located strategically throughout the United States.

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2007, we operated 438 animal hospitals throughout 38 states.

Our medical technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

2.	Summary of Significant Accounting Policies

a.	Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of our parent company, all majority-owned subsidiaries where we have control and certain veterinary-medical groups to which we provide services as discussed below. We have eliminated all intercompany transactions and balances.

We provide management services to certain veterinary-medical groups in states with laws that prohibit business corporations from providing or holding themselves out as providers of veterinary services. At December 31, 2007, we operated 143 animal hospitals in 14 of these states. In these states, we provide administrative and support services to the veterinary-medical groups. Pursuant to the management agreements, the veterinary-medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c.	Revenue and Related Cost Recognition

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and,

•	collectibility is reasonably assured or probable for certain medical technology revenues.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our laboratory, animal hospital and medical technology business units, at the time services are rendered.

•	For services provided by our medical technology business unit under defined support and maintenance contracts, on a straight-line basis over the contract period, recognizing costs as incurred; these services include, but are not limited to, technical support, product updates for software and extended warranty coverage.

•	For the sale of merchandise at our animal hospitals, when delivery of the goods has occurred.

•	For the sale of our digital radiography imaging equipment, ultrasound imaging equipment, software and hardware systems at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement. However, in certain circumstances, we defer this revenue as discussed below.

We account for revenue in our medical technology business as follows, depending upon the item sold:

•	Digital radiography imaging equipment and all of its related computer equipment, our proprietary software and services in addition to any other computers sold with our proprietary software are accounted for under the rules of software accounting, Statement of Position No. 97-2, Software Revenue Recognition, as amended. Our digital radiography imaging equipment is accounted for under this literature because our proprietary software is more than incidental to the functionality of the equipment.

•	All other items, including the accounting for ultrasound imaging equipment, are accounted for pursuant the general revenue recognition rules of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue using a relative fair value basis.

We defer revenue for certain transactions in our medical technology business as follows:

•	We defer revenue for pre-paid services such as our consulting, education services or post-contract customer support (“PCS”) and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue for equipment sales when we lack vendor specific objective evidence of fair value for PCS elements and recognize that revenue on a straight-line basis over the PCS period.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.

As a result, we have deferred revenue and costs at December 31, 2007 and 2006 consisting of the following (in thousands):

	2007	2006

Deferred equipment revenue(1)	$7,475	$9,460
Deferred fixed-priced support or maintance contract revenue	1,231	853
Other deferred revenue(2)	2,296	2,061

Total deferred revenue	11,002	12,374
Less current portion included in other accrued liabilities	7,018	6,305

Long-term portion of deferred revenue included in other liabilities	$3,984	$6,069

Current portion of deferred costs included in prepaid expenses and other	$1,864	$1,916
Long-term portion of deferred costs included in other assets	1,988	3,043

Total deferred costs(3)	$3,852	$4,959

(1)	Represents amounts billed or received for sales arrangements that include equipment, hardware, software and PCS.

(2)	Represents amounts billed or received in advance for services.

(3)	Represents costs related to equipment, hardware and software included in deferred equipment revenue.

d.	Cash and Cash Equivalents

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2007, 2006 and 2005 was $22.7 million, $18.6 million and $16.1 million, respectively.

Property and equipment at December 31, 2007 and 2006 consisted of (in thousands):

	2007	2006

Land	$30,155	$26,992
Building and improvements	71,395	58,345
Leasehold improvements	68,147	51,688
Furniture and equipment	122,811	108,520
Software	11,954	10,651
Buildings held under capital leases	19,954	7,790
Equipment held under capital leases	782	318
Construction in progress	13,706	12,894

Total property and equipment	338,904	277,198
Less — accumulated depreciation and amortization	(124,884)	(111,165)

Total property and equipment, net	$214,020	$166,033

Accumulated amortization on buildings held under capital leases amounted to $913,000 and $695,000 at December 31, 2007 and 2006, respectively, and accumulated amortization on equipment held under capital leases amounted to $138,000 and $128,000 at December 31, 2007 and 2006, respectively.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that we have three reporting units, Laboratory, Animal Hospital and Medical Technology, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When SFAS No. 142 was issued in 2001, we adopted the end of December as our annual impairment testing date. During the current year, we elected to change our date to the end of October. An October 31st testing date will allow us additional time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements. There were no impairment charges resulting from either the October 31, 2007 or December 31, 2006 impairment tests. In addition, no events have occurred subsequent to the 2007 testing date which would indicate any impairment may have occurred.

The following table presents the changes in the carrying amount of our goodwill for 2007 and 2006 (in thousands):

	Laboratory	Animal Hospital	Medical Equipment	Total

Balance as of January 1, 2006	$94,246	$473,038	$19,160	$586,444
Goodwill acquired	1,064	38,531	—	39,595
Other(1)	—	(270)	—	(270)
Goodwill related to sale of animal hospitals	—	(21)	—	(21)

Balance as of December 31, 2006	95,310	511,278	19,160	625,748
Goodwill acquired	34	200,904	—	200,938
Goodwill related to partnership interests	—	753	—	753
Other(1)	—	(5,472)	—	(5,472)

Balance as of December 31, 2007	$95,344	$707,463	$19,160	$821,967

(1)	Other includes purchase price adjustments, earn-out payments and the contribution of assets in return for a minority interest in a partially-owned subsidiary.

i.	Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2007 and 2006, as follows (in thousands):

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Covenants not-to-compete	$13,487	$(6,928)	$6,559	$12,687	$(6,169)	$6,518
Non-contractual customer relationships	12,992	(2,755)	10,237	9,869	(1,553)	8,316
Favorable lease asset	5,594	(1,019)	4,575	2,389	(346)	2,043
Technology	1,270	(822)	448	1,270	(568)	702
Trademarks	582	(185)	397	569	(127)	442
Contracts	380	(309)	71	397	(231)	166
Client lists	137	(51)	86	506	(356)	150

Total	$34,442	$(12,069)	$22,373	$27,687	$(9,350)	$18,337

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization is recognized on the straight-line method over the following estimated useful lives:

Covenants not-to-compete	3 to 10 years
Non-contractual customer relationships	4 to 25 years
Favorable lease asset	1 to 14 years
Technology	5 years
Trademarks	10 years
Contracts	2 to 4 years
Client lists	3 years

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Aggregate amortization expense	$4,318	$3,597	$3,215

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2007 is as follows (in thousands):

2008	$4,725
2009	3,601
2010	2,791
2011	1,983
2012	1,160
Thereafter	8,113

Total	$22,373

j.	Income Taxes

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). We did not have any unrecognized tax benefits on either the effective date of the pronouncement or December 31, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

k.	Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances of $77,000 and $58,000 at December 31, 2007 and 2006, respectively. The notes bear interest at rates varying from 5% to 9% per annum.

l.	Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $947,000 and $579,000 at December 31, 2007 and 2006, respectively.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Our derivatives are reported as current assets and liabilities or other non-current assets or liabilities as appropriate.

We use interest rate swap agreements to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. Our senior credit facility requires us to maintain one or more interest rate agreements to ensure that no less than 25% of the aggregate principal amount of our total indebtedness is subject to such interest rate agreements.

If we determine that contracts are effective at meeting our risk reduction and correlation criteria, we account for them using hedge accounting. Under hedge accounting, we recognize the effective portion of changes in the fair value of the contracts in other comprehensive income and the ineffective portion in earnings. If we determine that contracts do not, or no longer meet our risk reduction and correlation criteria, we account for them under a fair-value method recognizing changes in the fair value in earnings in the period of change. If we determine that a contract no longer meets our risk reduction and correlation criteria or if the derivative expires, we recognize in earnings any accumulated balance in other comprehensive income related to this contract in the period of determination. For interest rate swap agreements accounted for under hedge accounting, we assess the effectiveness based on changes in their intrinsic value with changes in the time value

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the contract reflected in earnings. All cash payments made or received under the contracts are recognized in interest expense.

Credit exposure associated with non-performance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of non-performance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivative amounts with multiple counterparties.

The contractual or notional amounts for derivatives are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these instruments. Interest rates affect the fair value of derivatives. The fair values generally represent the estimated amounts that we would expect to receive or pay upon termination of the contracts at the reporting date. The fair values are based upon dealer quotes when available or an estimate using values obtained from independent pricing services, costs to settle or quoted market prices of comparable instruments.

o.	Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense amounted to $16.2 million, $13.5 million and $11.2 million for 2007, 2006 and 2005, respectively.

p.	Insurance and Self-Insurance

We use a combination of insurance and self-insurance with high retention or high deductible provisions for a number of risks, including workers’ compensation, general liability, property insurance and our health benefits. Liabilities associated with these risks are estimated at fair value on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

q.	Debt Retirement Costs

We completed a debt refinancing transaction in 2005 and as a result we incurred debt retirement costs of $19.3 million. See Note 6., Long-Term Obligations, for additional information related to this transaction. These costs have been included as a component of income from operations in the consolidated income statements.

r.	Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2007 and 2006 were $95,000 and $97,000, respectively.

s.	Calculation of Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all potentially dilutive common

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	For Years Ended December 31,
	2007	2006	2005

Net income	$121,012	$105,529	$67,816

Weighted average common shares outstanding:
Basic	83,893	83,198	82,439
Effect of dilutive potential common stock:
Stock options and non-vested shares	1,823	1,684	1,557

Diluted	85,716	84,882	83,996

Basic earnings per common share	$1.44	$1.27	$0.82

Diluted earnings per common share	$1.41	$1.24	$0.81

For the years ended December 31, 2007, and 2006, potential common shares of 4,400 and 39,341, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. There were no anti-dilutive shares for the year ended December 31, 2005.

t.	Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based payments under the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there was no impact on earnings either on the date of grant or thereafter, absent modification to the options. Accordingly, we recognized no share-based compensation expense in periods prior to January 1, 2006.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No share-based compensation was recognized in 2005, however, the following table presents net income and earnings per share as if we had recognized share-based compensation using the fair-value-based method in 2005 (in thousands, except per share amounts):

Net income, as reported	$67,816
Deduct: Total share-based compensation determined under fair-value-based method for all awards, net of tax	(12,667)

Pro forma net income	$55,149

Earnings per share:
Basic — as reported	$0.82
Basic — pro forma	$0.67
Diluted — as reported	$0.81
Diluted — pro forma	$0.66

Our company’s share-based employee compensation plans are described further in Note 9, Share-Based Compensation.

u.	New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. Certain provisions of SFAS No. 157 will be effective for our company on January 1, 2008.

Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. We will adopt SFAS No. 157 on January 1, 2008, for our financial assets and liabilities, which primarily consists of derivatives we record in accordance with SFAS No. 133, and on January 1, 2009, for our non-financial assets and liabilities. For our financial assets and liabilities, we expect that our adoption of SFAS No. 157 will primarily impact our disclosures and not have a material impact on our consolidated results of operations, cash flows and financial position. We are currently evaluating the impact with respect to our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will be effective for our company on January 1, 2008. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of SFAS No. 141R will be effective for our company on January 1, 2009. We are currently evaluating the impact of SFAS No. 141R on our consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of SFAS No. 160 will be effective for our company on January 1, 2009. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

v.	Reclassifications

Certain prior year balances have been reclassified to conform to the 2007 financial statement presentation.

3.	Related Party Transactions

a.	Transactions with Zoasis

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert Antin, our Chief Executive Officer and Chairman. We purchased services of $1.8 million, $1.9 million and $1.1 million for 2007, 2006 and 2005, respectively. Art Antin, our Chief Operating Officer, owns a 10% interest in Zoasis. We believe the pricing of these services is comparable to prices paid by us to independent third parties for similar services. Beginning in late 2006, in connection with a sublease for office space located in the Zoasis corporate office, we paid rent to Zoasis of $54,000 and $18,000 in 2007 and 2006, respectively. The lease expired in August 2007 and continues on a month-to-month basis until the completion of a software development project. The rent under this sublease is comparable to the rent we pay for similar spaces. The rental payments were included in the total expenditures mentioned above.

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

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP, or Akin. Akin provided legal services to us during 2007, 2006 and 2005. The amount paid by our company to Akin for these legal services was $1.2 million, $550,000 and $1.3 million in 2007, 2006 and 2005, respectively.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented, we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For Years Ended December 31,
	2007	2006	2005

Laboratories:
Acquisitions	2	3	—
Acquisitions relocated into our existing laboratories	(1)	(2)	—

	1	1	—

Animal hospitals:
Acquisitions, excluding Healthy Pet(1)(2)	29	22	22
Healthy Pet(1)	44	—	—
Pet’s Choice(2)	—	—	46
Acquisitions relocated into our existing animal hospitals	(7)	(5)	(6)

	66	17	62

(1)	Healthy Pet Corp. (“Healthy Pet”) was acquired on June 1, 2007.

(2)	Pet’s Choice, Inc. (“Pet’s Choice”) was acquired on July 1, 2005.

Animal Hospital and Laboratory Acquisitions, excluding Healthy Pet and Pet’s Choice

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding Healthy Pet and Pet’s Choice, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2007	2006	2005

Consideration:
Cash	$57,990	$48,388	$34,199
Notes payable and other liabilities assumed	2,849	5,327	2,817

Total	$60,839	$53,715	$37,016

Purchase Price Allocation:
Tangible assets	$2,662	$4,944	$2,023
Identifiable intangible assets	2,906	9,176	2,138
Goodwill(1)	55,271	39,595	32,855

Total	$60,839	$53,715	$37,016

(1)	We expect that $45.7 million, $34.1 million and $25.3 million of the goodwill recognized in 2007, 2006 and 2005, respectively, will be fully deductible for income tax purposes.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthy Pet Corp.

On June 1, 2007, we acquired Healthy Pet, which operated at the time of its acquisition, 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals. This acquisition allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia, Rhode Island and Georgia. Our condensed, consolidated financial statements reflect the operating results of Healthy Pet since June 1, 2007.

We acquired Healthy Pet for a preliminary purchase price of $185.0 million. The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash paid to holders of Healthy Pet stock and debt, net of cash acquired	$153,704
Cash paid for professional services	1,303
Debt and capital leases assumed	17,696
Other liabilities assumed(1)	12,343

Total	$185,046

Preliminary Allocation of the Purchase Price:
Tangible assets	$33,444
Identifiable intangible assets(2)	5,935
Goodwill(3)	145,667

Total	$185,046

(1)	Includes liabilities for our plan to eliminate duplicate functions and to close certain animal hospitals (net of cash received from the closure plan of $136,000).

(2)	Includes customer relationships, covenants not to compete, client lists and favorable lease assets.

(3)	We expect that $58.4 million of goodwill will be fully deductible for income tax purposes.

The final purchase price and the valuation of the net assets acquired is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. The final purchase price allocation is still under review specifically related to the determination of the fair value of certain assets and liabilities acquired, primarily fixed and intangible assets, lease obligations, the 2007 tax liability and deferred tax balances. We believe that any adjustments would not be material to the consolidated financial statements and we expect this review to be completed by the end of second quarter of 2008.

In addition, we incurred integration costs of $1.6 million primarily to operate Healthy Pet’s corporate office, which was closed in 2007. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Pet’s Choice, Inc.

On July 1, 2005, we acquired Pet’s Choice, which operated 46 animal hospitals located in five states as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly Texas and Washington. Our consolidated financial statements reflect the operating results of Pet’s Choice since July 1, 2005.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We acquired Pet’s Choice for a purchase price of $78.8 million. The following table summarizes the purchase price and the allocation of the purchase price (in thousands):

Purchase Price:
Cash paid to holders of Pet’s Choice stock and debt, net of cash acquired	$51,051
Cash paid for professional services	833
Debt and capital leases assumed	14,061
Other liabilities assumed(1)	12,848

Total	$78,793

Allocation of the Purchase Price:
Tangible assets(2)	$18,455
Identifiable intangible assets	2,643
Goodwill(3)	57,695

Total	$78,793

(1)	Includes cash paid for closure plan of $464,000.

(2)	Includes cash paid for real estate of $1.2 million.

(3)	We expect that $21.8 million of goodwill will be fully deductible for income tax purposes.

Other Acquisition Payments

We paid $1.9 million, $2.0 million and $1.2 million in 2007, 2006 and 2005, respectively, to sellers for the unused portion of holdbacks. See Note 10.d., Holdbacks, for additional information.

We paid $50,000, $135,000 and $665,000 million in 2007, 2006 and 2005, respectively, for earn-out payments. We recorded goodwill in the same amount as the earn-out payments, which we expect will be fully deductible for tax purposes. See Note 10.c., Earn-out Payments, for additional information.

Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations for our company and the companies we acquired in 2007 as if those acquisitions had occurred as of the beginning of the years presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisitions at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company.

	For The Years Ended December 31,
	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

Revenue	$1,204,378	$1,102,196
Net income	$120,683	$107,742
Basic earnings per share	$1.44	$1.30
Diluted earnings per share	$1.41	$1.27
Shares used for computing basic earnings per share	83,893	83,198
Shares used for computing diluted earnings per share	85,716	84,882

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2007	2006

Accrued workers’ compensation insurance	$6,051	$6,363
Deferred revenue	7,018	6,305
Interest rate swap liability	5,827	603
Other	23,178	17,690

	$42,074	$30,961

6.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2007 and 2006 (in thousands):

		2007	2006

Revolving credit	Revolving line of credit, maturing in 2010, secured by assets, variable interest rate	$—	$—

Senior term notes	Notes payable, maturing in 2011, secured by assets, variable interest rate (weighted-average interest rate of 6.8% and 6.6% in 2007 and 2006, respectively)	527,675	372,668

Secured seller notes	Notes payable, various maturities through 2011, secured by assets and stock of certain subsidiaries, various interest rates ranging from 9.0% to 10.0%	1,195	2,734

Unsecured debt	Notes payable, various maturities through 2009, various interest rates ranging from 2.0% to 9.7%	1,095	90

	Total debt obligations	529,965	375,492

	Capital lease obligations	30,215	15,223

		560,180	390,715

	Less — current portion	(7,886)	(6,648)

		$552,294	$384,067

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2007 are presented below (in thousands):

	Debt	Capital Lease
	Obligations	Obligations	Total

2008	$6,157	$1,729	$7,886
2009	6,008	1,975	7,983
2010	5,855	2,062	7,917
2011	511,945	2,177	514,122
2012	—	2,377	2,377
Thereafter	—	19,895	19,895

Total	$529,965	$30,215	$560,180

Senior Credit Facility

In May 2005, we entered into a new senior credit facility with various lenders for $550.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. At the time of entering into the new senior credit facility, it included $475.0 million of senior term notes and a $75.0 million revolving credit facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $220.3 million and our 9.875% senior subordinated notes in the principal amount of $170.0 million. The new senior term notes also provided the necessary financing to acquire Pet’s Choice on July 1, 2005. In connection with entering into the new senior credit facility and repaying our existing senior term notes, we paid financing costs of $2.8 million and recognized debt retirement costs of $2.0 million.

In June 2007, we amended our senior credit facility to allow for additional senior term notes in the amount of $160.0 million. The funds borrowed from the additional senior term notes were primarily used to fund the acquisition of Healthy Pet on June 1, 2007. The terms, including the interest rate, of these additional senior term notes are the same as the senior term notes existing prior to the amendment. In connection with this amendment, we paid financing costs in the amount of $926,000.

The revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. At December 31, 2007, we had no borrowings outstanding under our revolving credit facility.

Since entering into our senior credit facility in May 2005, we have prepaid a portion of our senior term notes in 2005 and 2006 in the amount of $35.0 million and $60.0 million, respectively. We did not prepay any portion of our senior term notes in 2007.

Interest Rate on Senior Term Notes.  In general, borrowings under our senior credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin of 0.75% per annum for the senior term notes existing from January 2005 to May 2005 and a margin of 0.50% per annum for the senior term notes existing since May 2005; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 1.75% per annum for the senior term notes existing from January 2005 to May 2005 and a margin of 1.50% per annum for the senior term notes existing since May 2005.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate on Revolving Credit Facility.  In general, borrowings under our revolving credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin of 0.50% per annum; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 1.50% per annum.

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

	For Years Ending December 31,
	2008	2009	2010	2011	2012

Senior term notes	$5,393	$5,393	$5,393	$511,496	$—

Pursuant to the terms of the senior credit facility, mandatory prepayments are due on the senior term notes equal to 75% of any excess cash flow at the end of 2008, 2009 and 2010. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty.

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

Debt Covenants.  The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2007, we had a fixed charge coverage ratio of 1.57 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 2.07 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00.

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

Interest Rate Swap Agreements

We have entered into interest rate swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current LIBOR and the same set notional principal amounts. The purpose of these hedges is to offset the variability of cash flows due to our outstanding variable rate debt under our senior term notes. A summary of these agreements is as follows:

Interest Rate Swap Agreements

Fixed interest rate	4.07%	3.98%	3.94%	5.51%	4.95%	5.34%
Notional amount	$50 million	$50 million	$50 million	$50 million	$75 million	$100 million
Effective date	5/26/2005	6/2/2005	6/30/2005	6/20/2006	4/30/2007	6/11/2007
Expiration date	5/26/2008	5/31/2008	6/30/2007	6/30/2009	4/30/2009	12/31/2009
Counterparties	Goldman Sachs	Wells Fargo	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs
Qualifies for hedge accounting	Yes	Yes	Yes	Yes	Yes	Yes

The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	For Years Ended December 31,
	2007	2006	2005

Cash (received) paid(1)	$(1,536)	$(1,542)	$57
Recognized (gain) loss(2)	$425	$8	$(122)

(1)	These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized gains or losses are included in other expense (income) in our consolidated income statements.

7.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value is defined as the amount at which an instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents.  These balances include cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.

Receivables, Less Allowance for Doubtful Accounts.  Due to their short-term nature, fair value approximates carrying value.

Long-Term Debt.  We believe the carrying value of our variable-rate debt at December 31, 2007 is not a reasonable estimate of fair value due to changes in the credit markets during 2007. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates. The

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of our variable-rate debt at December 31, 2006 approximates its carrying value because there were no significant changes in the credit markets from the time we borrowed these funds in May 2005.

Interest Rate Swap Agreements.  The valuation of our interest rate swap agreements was determined by the counterparties based on fair market valuations for similar agreements.

The following table reflects the carrying value and fair values of both our long-term debt and interest rate swap agreements (in thousands):

	As of December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$527,675	$513,749	$372,668	$372,668
Interest rate swap agreements:
Prepaid expenses and other	$185	$185	$1,863	$1,863
Other accrued liabilities	(5,827)	(5,827)	(603)	(603)

	$(5,642)	$(5,642)	$1,260	$1,260

8.	Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends or make other distributions in respect of our common stock. Specifically, our senior credit facility dated May 16, 2005, as amended, prohibits us from declaring, ordering, paying, or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

9.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2007, there were stock options and non-vested shares outstanding under our existing stock incentive plans. We maintain three plans, the 1996 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. The maximum aggregate number of shares of common stock that may be issued under the 2006 Plan to our employees, directors, consultants and those of our affiliates is (a) 6,490,412 shares of common stock; plus (b) any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. At December 31, 2007, all of these shares were available for grant. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from two to four years and expire between seven and ten years from the date of grant.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

A summary of our stock option activity for 2007 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2007	5,290	$15.72
Granted	—	—
Exercised	(775)	10.31
Forfeited/Canceled	(83)	20.59

Outstanding at December 31, 2007	4,432	$16.57	4.0	$122,571

Exercisable at December 31, 2007	3,890	$16.52	4.1	$107,795

Expected to vest at December 31, 2007	522	$16.99	3.2	$14,221

The weighted-average grant-date fair value of our stock options granted during 2006 and 2005 was $10.97 and $9.46, respectively. There were no stock options granted during 2007. The aggregate intrinsic value of our stock options exercised during 2007, 2006 and 2005 was $23.0 million, $19.0 million and $9.6 million, respectively. The actual tax benefit realized on options exercised during 2007, 2006 and 2005 was $8.9 million, $7.3 million and $3.8 million, respectively. The total fair value of options vested during 2007, 2006 and 2005 was $1.8 million, $3.2 million and $22.7 million, respectively.

The following table summarizes information about the options outstanding at December 31, 2007 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding
		Weighted-Avg.		Options Exercisable
		Remaining			Weighted-Avg.
	Number	Contractual	Weighted-Avg.	Number	Exercise
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Price

$0.50	127	2.7	$0.50	127	$0.50
$6.26 - $7.97	1,069	4.9	$7.01	1,069	$7.01
$15.33 - $30.70	3,236	3.8	$20.36	2,694	$21.05

	4,432			3,890

At December 31, 2007, there was $1.4 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of less than one year.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the fair value of those options granted during 2006 and 2005:

	For Years Ended December 31,
	2006	2005

Expected volatility(1)	35.5%	37.8% to 39.6%
Weighted-average volatility(1)	35.5%	37.9%
Expected dividends	0.0%	0.0%
Expected term(2)	4.3 years	5.2 years
Risk-free rate(3)	5.0%	3.9% to 4.3%

(1)	We estimate the volatility of our common stock on the date of grant based on historical volatility.

(2)	The expected term represents the period of time that we expect the options to be outstanding. We estimated the expected term based on the simplified method permitted under Staff Accounting Bulletin No. 107.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost that has been charged against income for stock options was $1.9 million and $3.1 million for 2007 and 2006, respectively. As mentioned previously, there was no compensation expense recorded in 2005. The corresponding income tax benefit recognized in the income statement was $0.7 million and $1.2 million for 2007 and 2006, respectively.

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. These non-vested stock awards generally vest in equal annual increments over four years from the date of the grant. Total compensation expense related to non-vested stock awards was $2.7 million in 2007. The corresponding income tax benefit recognized in the income statement was $1.1 million for 2007. There was no non-vested compensation expense recognized in 2006 and 2005. As of December 31, 2007, there was $8.7 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 3.0 years. A summary of our non-vested stock activity for 2007 is as follows (in thousands, except per share amounts):

		Weighted-
		Average Fair
		Value
	Shares	Per Share

Outstanding at January 1, 2007	—	$—
Granted	355,832	32.89
Vested	—	—
Forfeited/Canceled	(3,000)	32.34

Outstanding at December 31, 2007	352,832	$32.90

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

a.	Leases

We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

The future minimum lease payments on operating leases at December 31, 2007, including renewal option periods, are as follows (in thousands):

2008	$37,668
2009	38,010
2010	37,012
2011	36,855
2012	36,814
Thereafter	454,286

Total	$640,645

Rent expense totaled $36.9 million, $32.0 million and $27.5 million in 2007, 2006 and 2005, respectively. Rental income totaled $543,000, $761,000 and $546,000 in 2007, 2006, and 2005, respectively.

b.	Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $42.8 million of products and services through 2011.

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

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2007 and 2006 were $2.2 million and $1.6 million, respectively, and are included in other accrued liabilities.

e.	Officers’ Compensation

Each of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) has entered into employment agreements with our company. The agreements provide for a base salary and annual bonuses set by our Compensation Committee of the Board of Directors. As of any given date, under their contracts, each officer has the remaining term: five years for the CEO, three years for the COO and two years for the CFO.

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

Pursuant to a letter agreement between our Senior Vice President and our company, in the event our Senior Vice President’s employment is terminated for any reason other than cause, that officer is entitled to receive an amount equal to one year’s base salary in effect at the date of termination and the right to continue receiving specified benefits and perquisites. Our Senior Vice President’s base salary and annual bonus are set by our Compensation Committee of the Board of Directors. The Compensation Committee has approved an amendment to increase the amount our Senior Vice President is entitled to receive from one year to two years’ base salary in effect at the date of termination; however, as of the date hereof, this amendment has not been executed.

f.	Other Contingencies

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Federal:
Current	$56,917	$42,631	$29,197
Deferred	9,299	6,458	7,539

	66,216	49,089	36,736

State:
Current	10,779	9,331	5,941
Deferred	1,641	1,230	1,436

	12,420	10,561	7,377

	$78,636	$59,650	$44,113

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax assets (liabilities) at December 31, 2007 and 2006 is comprised of the following (in thousands):

	December 31,
	2007	2006

Current deferred income tax assets:
Accounts receivable	$4,109	$4,423
State taxes	1,059	2,247
Other liabilities and reserves	7,360	6,860
Other assets	780	301
Inventory	1,094	1,104

Total current deferred income tax assets	$14,402	$14,935

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$26,670	$11,043
Write-down of assets	1,216	1,226
Start-up costs	333	336
Other assets	20,176	10,035
Intangible assets	(68,392)	(55,635)
Property and equipment	(4,360)	(1,184)
Unrealized loss on investments	1,950	1,967
Share-based compensation	2,344	1,000
Valuation allowance	(8,134)	(8,592)

Total non-current deferred income tax liabilities, net	$(28,197)	$(39,804)

At December 31, 2007, we had Federal net operating loss (“NOL”) carryforwards of approximately $69.0 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2027. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment-related expenditures where the realization of the benefits is more likely than not to occur.

Our effective tax rate was 39.4%, 36.1% and 39.4% in 2007, 2006 and 2005, respectively. The effective tax rate for 2007 as compared to 2006 reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2007	2006	2005

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	3.9	4.3	4.3
Reduction in Federal tax liability	—	(3.4)	—
Miscellaneous	0.5	0.2	0.1

	39.4%	36.1%	39.4%

12.	Partnership Interests

We own some of our animal hospitals in partnerships with minority interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record minority interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. Minority interest in income of subsidiaries was $3.8 million, $3.1 million and $3.1 million in 2007, 2006 and 2005, respectively. In addition, we reflect our minority partners’ cumulative share in the equity of the respective partnerships as minority interests in our consolidated balance sheets. At December 31, 2007 and 2006, minority interest was $10.2 million and $9.7 million, respectively.

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. These obligations are considered liabilities because of the certainty of the event. As a result we valued these liabilities at fair value as of the date of partnership formation. At December 31, 2007 and 2006, these liabilities were $1.8 million and are included in other liabilities in our consolidated balance sheets.

13.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.6 million, $2.0 million and $1.6 million in 2007, 2006 and 2005, respectively.

14.	Lines of Business

Our reportable segments are Laboratory, Animal Hospital and Medical Technology. These segments are strategic business units that have different services, products, and/or functions. Our segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market. We also operate a corporate office that provides general and administrative support services for our other segments.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2., Summary of Significant Accounting Policies. We evaluate the

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

2007
External revenue	$268,132	$844,344	$43,669	$—	$—	$1,156,145
Intercompany revenue	27,563	—	3,154	—	(30,717)	—

Total revenue	295,695	844,344	46,823	—	(30,717)	1,156,145
Direct costs	152,623	681,291	30,944	—	(30,134)	834,724

Gross profit	143,072	163,053	15,879	—	(583)	321,421
Selling, general and administrative expense	19,648	21,562	11,528	34,139	—	86,877
Write-down and loss on sale of assets	80	1,147	95	1	—	1,323

Operating income (loss)	$123,344	$140,344	$4,256	$(34,140)	$(583)	$233,221

Depreciation and amortization	$6,416	$17,671	$1,590	$1,758	$(386)	$27,049
Capital expenditures	$11,222	$32,210	$726	$5,524	$(968)	$48,714
Total assets at December 31, 2007	$178,846	$934,366	$54,954	$125,173	$(6,628)	$1,286,711

2006
External revenue	$235,781	$711,997	$35,535	$—	$—	$983,313
Intercompany revenue	22,564	—	3,770	—	(26,334)	—

Total revenue	258,345	711,997	39,305	—	(26,334)	983,313
Direct costs	138,896	573,639	25,092	—	(24,878)	712,749

Gross profit	119,449	138,358	14,213	—	(1,456)	270,564
Selling, general and administrative expense	17,460	20,232	10,762	29,566	—	78,020
Write-down and loss on sale of assets	8	(12)	—	21	—	17

Operating income (loss)	$101,981	$118,138	$3,451	$(29,587)	$(1,456)	$192,527

Depreciation and amortization	$4,644	$14,595	$1,452	$1,753	$(202)	$22,242
Capital expenditures	$9,054	$23,359	$615	$3,914	$(1,626)	$35,316
Total assets at December 31, 2006	$167,363	$671,975	$53,161	$85,533	$(6,075)	$971,957

2005
External revenue	$203,595	$607,565	$28,506	$—	$—	$839,666
Intercompany revenue	18,469	—	1,824	—	(20,293)	—

Total revenue	222,064	607,565	30,330	—	(20,293)	839,666
Direct costs	123,138	489,326	20,897	—	(19,562)	613,799

Gross profit	98,926	118,239	9,433	—	(731)	225,867
Selling, general and administrative expense	13,993	16,224	9,033	26,935	—	66,185
Write-down and loss on sale of assets	5	434	—	2	—	441

Operating income (loss)	$84,928	$101,581	$400	$(26,937)	$(731)	$159,241

Depreciation and amortization	$3,954	$12,457	$1,312	$1,676	$(64)	$19,335
Capital expenditures	$8,409	$16,528	$696	$4,404	$(828)	$29,209
Total assets at December 31, 2005	$146,902	$615,824	$47,114	$90,977	$(2,412)	$898,405

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006

Assets:
Notes receivable, net	$—	$—
Investment in subsidiaries	557,813	440,758

Total assets	$557,813	$440,758

Liabilities:
Intercompany (receivable) payable	$(10,571)	$10,453
Stockholders’ equity:
Common stock	84	84
Additional paid-in capital	296,037	275,013
Accumulated earnings	275,598	154,586
Accumulated other comprehensive (loss) income	(3,335)	622

Total stockholders’ equity	568,384	430,305

Total liabilities and stockholders’ equity	$557,813	$440,758

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Write-down and loss on sale of assets	—	—	—

Operating income	—	—	—
Interest (income) expense, net	—	(1)	(1)
Equity interest in income of subsidiaries	121,012	105,528	67,815

Income before minority interest and provision for income taxes	121,012	105,529	67,816
Minority interest in income of subsidiaries	—	—	—

Income before provision for income taxes	121,012	105,529	67,816
Provision for income taxes	—	—	—

Net income	$121,012	$105,529	$67,816

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$121,012	$105,529	$67,816
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(121,012)	(105,528)	(67,815)
Increase in intercompany receivable	(7,989)	(6,228)	(3,223)

Net cash used in operating activities	(7,989)	(6,227)	(3,222)

Cash flows provided by investing activities:
Other	—	—	10

Net cash provided by investing activities	—	—	10

Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	7,989	6,227	3,212

Net cash provided by financing activities	7,989	6,227	3,212

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	Guarantees

The borrowings under the senior credit facility are guaranteed by VCA Antech, Inc. (“VCA”) and its wholly-owned subsidiaries. Vicar Operating, Inc. (“Vicar”), a wholly-owned subsidiary of VCA, may borrow up to $75.0 million under a revolving line of credit under the senior credit facility. VCA’s guarantee under the senior credit facility is secured by the assets of its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interest of its wholly-owned subsidiaries.

Our senior subordinated notes were general unsecured obligations owed by Vicar. These notes were unconditionally guaranteed on a senior subordinated basis by VCA and its wholly-owned subsidiaries.

See Note 6., Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.

Note 2.	Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2007, 2006 and 2005, VCA did not receive any cash dividends from its consolidated subsidiaries.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End
	Period	Expenses	Write-offs	Other(1)	of Period

Year ended December 31, 2007
Allowance for uncollectible accounts(2)	$11,253	$5,053	$(6,033)	$744	$11,017
Year ended December 31, 2006
Allowance for uncollectible accounts(2)	$9,509	$5,923	$(4,703)	$524	$11,253
Year ended December 31, 2005
Allowance for uncollectible accounts(2)	$7,755	$4,766	$(3,842)	$830	$9,509

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management does not expect that our internal control over financial reporting will prevent all error and all fraud. Internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control over financial reporting are met. Further, the design of internal controls over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal controls over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control over financial reporting, misstatements due to error or fraud may occur and not be detected.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2008 annual meeting of stockholders and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	FINANCIAL STATEMENTS — See Item 8 of this annual report on Form 10-K.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — See Item 8 of this annual report on Form 10-K.

(2)	SCHEDULE I — CONDENSED FINANCIAL INFORMATION — See Item 8 of this annual report on Form 10-K.

(3)	SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS — See Item 8 of this annual report on Form 10-K.

(4)	EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3		Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4		Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q filed August 6, 2004.
4.1		Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1		Credit & Guaranty Agreement, dated as of May 16, 2005, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 18, 2005.
10.2		First Amendment to the Credit and Guaranty Agreement, dated as of February 17, 2006, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 22, 2006.
10.3		Second Amendment to the Credit and Guaranty Agreement, dated as of June 1, 2007, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2007.
10.4		Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.5		Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.6		Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.
10	.7*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.8*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.9*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.10*	Letter Agreement, dated as of March 3, 2003, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K filed March 27, 2003.

Number		Exhibit Description

10	.11*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.12*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.13*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K filed March 1, 2007.
10	.15*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Robert L. Antin.
10	.16*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Arthur J. Antin.
10	.17*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Neil Tauber.
10	.18*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Tomas W. Fuller.
10	.20*	Summary of Executive Officer Compensation. Incorporated by reference to the description set forth under the heading “Annual Base Salaries” in Item 5.02 to the Registrant’s current report on Form 8-K filed December 28, 2007
10	.21*	Summary of Cash Bonus Plan for Executive Officers. Incorporated by reference to Exhibit 1.01 to the Registrant’s current report on Form 8-K filed October 13, 2005.
10	.22*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.
10.23		Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.24		2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.25		VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.26		Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporate by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.27		Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.28		Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.29		Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.
10.30		Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1		Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
18.1		Preferability letter of independent registered public accounting firm regarding change in the goodwill impairment testing date.

Number	Exhibit Description

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2008.

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

Signature		Title	Date

/s/ Robert L. Antin Robert L. Antin		Chairman of the Board, President and Chief Executive Officer	February 27, 2008

/s/ Tomas W. Fuller Tomas W. Fuller		Chief Financial Officer, Principal Financial Officer, Vice President and Secretary	February 27, 2008

/s/ Dawn R. Olsen Dawn R. Olsen		Principal Accounting Officer, Vice President and Controller	February 27, 2008

/s/ John M. Baumer John M. Baumer		Director	February 27, 2008

/s/ John Heil John Heil		Director	February 27, 2008

/s/ Frank Reddick Frank Reddick		Director	February 27, 2008

/s/ John B. Chickering, Jr. John B. Chickering, Jr.		Director	February 27, 2008

*By:	Attorney-in-Fact	Director