Form 10-Q
period 2008-03-31
VCA ANTECH INC
filed 2008-05-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,351,947 shares as of May 1, 2008.

VCA Antech, Inc.
Form 10-Q
March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$86,244	$110,866
Trade accounts receivable, less allowance for uncollectible accounts of $10,834 and $10,940 at March 31, 2008 and December 31, 2007, respectively	48,445	42,650
Inventory	25,100	25,517
Prepaid expenses and other	15,246	15,307
Deferred income taxes	14,659	14,402
Prepaid income taxes	—	8,160

Total current assets	189,694	216,902
Property and equipment, less accumulated depreciation and amortization of $130,832 and $124,884 at March 31, 2008 and December 31, 2007, respectively	220,879	214,020
Goodwill	866,096	821,967
Other intangible assets, net	24,548	22,373
Notes receivable, net	9,510	3,493
Deferred financing costs, net	1,421	1,537
Other	15,427	6,419

Total assets	$1,327,575	$1,286,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$7,794	$7,886
Accounts payable	29,998	28,092
Accrued payroll and related liabilities	32,712	38,341
Income taxes payable	8,673	—
Other accrued liabilities	49,073	42,074

Total current liabilities	128,250	116,393
Long-term obligations, less current portion	550,411	552,294
Deferred income taxes	27,871	28,197
Other liabilities	10,709	11,236
Minority interest	12,015	10,207
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,350 and 84,335 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	84	84
Additional paid-in capital	297,673	296,037
Accumulated earnings	306,800	275,598
Accumulated other comprehensive loss	(6,238)	(3,335)

Total stockholders’ equity	598,319	568,384

Total liabilities and stockholders’ equity	$1,327,575	$1,286,711

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$307,832	$265,145
Direct costs	224,801	189,225

Gross profit	83,031	75,920
Selling, general and administrative expense	23,178	21,473
Write-down and (gain) loss on sale of assets	(184)	122

Operating income	60,037	54,325
Interest expense, net	7,615	5,773
Other expense	177	55

Income before minority interest and provision for income taxes	52,245	48,497
Minority interest in income of subsidiaries	957	846

Income before provision for income taxes	51,288	47,651
Provision for income taxes	20,086	19,338

Net income	$31,202	$28,313

Basic earnings per share	$0.37	$0.34

Diluted earnings per share	$0.36	$0.33

Weighted-average shares outstanding for basic earnings per share	84,348	83,924

Weighted-average shares outstanding for diluted earnings per share	85,865	85,649

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$31,202	$28,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	5,931
Amortization of debt costs	116	61
Provision for uncollectible accounts	820	1,425
Write-down and (gain) loss on sale of assets	(184)	122
Share-based compensation	1,309	1,217
Minority interest in income of subsidiaries	957	846
Distributions to minority interest partners	(760)	(645)
Deferred income taxes	2,329	1,159
Excess tax benefit from exercise of stock options	(133)	(922)
Other	86	(142)
Changes in operating assets and liabilities:
Accounts receivable	(6,463)	(6,040)
Inventory, prepaid expenses and other assets	(2,351)	(398)
Accounts payable and other accrued liabilities	2,767	(2,279)
Accrued payroll and related liabilities	(5,629)	(2,270)
Income taxes	16,946	17,637

Net cash provided by operating activities	48,275	44,015

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(47,826)	(32,203)
Real estate acquired in connection with business acquisitions	(3,612)	(7,929)
Property and equipment additions	(9,463)	(11,875)
Proceeds from sale of assets	1,747	1,564
Other	(12,124)	110

Net cash used in investing activities	(71,278)	(50,333)

Cash flows used in financing activities:
Repayment of long-term obligations	(1,966)	(2,302)
Proceeds from issuance of common stock under stock option plans	214	839
Excess tax benefit from exercise of stock options	133	922

Net cash used in financing activities	(1,619)	(541)

Decrease in cash and cash equivalents	(24,622)	(6,859)
Cash and cash equivalents at beginning of period	110,866	45,104

Cash and cash equivalents at end of period	$86,244	$38,245

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements
March 31, 2008
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: veterinary diagnostic laboratories (“Laboratory”), animal hospitals (“Animal Hospital”) and veterinary medical technology (“Medical Technology”).
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2008, we operated 36 laboratories of various sizes located strategically throughout the United States.
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2008, we operated 456 animal hospitals throughout 39 states.
     Our medical technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. For further information, refer to our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Acquisitions
     We acquired the following animal hospitals during the three months ended March 31, 2008:

Animal hospitals:
Acquisitions	21
Acquisitions relocated into our existing animal hospitals	(1)

Total	20

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
3. Acquisitions, continued
     Animal Hospital Acquisitions
     The following table summarizes the preliminary purchase price, including acquisition costs, paid by us for the 21 animal hospitals we acquired during the three months ended March 31, 2008, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash	$45,789
Liabilities assumed	2,394

Total	$48,183

Preliminary Allocation of the Purchase Price:
Tangible assets	$1,918
Identifiable intangible assets	3,568
Goodwill (1)	42,697

Total	$48,183

(1)	We expect that $38.9 million of the goodwill recorded for these acquisitions as of March 31, 2008 will be fully deductible for income tax purposes.
     Other Acquisition Payments
     In connection with substantially all of our acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $1.3 million to sellers for the unused portion of holdbacks during the three months ended March 31, 2008. The total outstanding holdbacks at March 31, 2008 and December 31, 2007 were $3.1 million and $2.2 million, respectively.
     We also paid $213,000 for earn-out payments during the three months ended March 31, 2008.
4. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2008 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of December 31, 2007	$95,344	$707,463	$19,160	$821,967
Goodwill acquired	—	42,697	—	42,697
Goodwill related to partnership interests (1)	—	2,168	—	2,168
Other (2)	—	(736)	—	(736)

Balance as of March 31, 2008	$95,344	$751,592	$19,160	$866,096

(1)	In various circumstances we are required to, or elect to, purchase the minority interest in certain of our partnership arrangements.

(2)	Other includes purchase price adjustments and earn-out payments.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued
     Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at March 31, 2008 and December 31, 2007 as follows (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$15,275	$(7,223)	$8,052	$13,487	$(6,928)	$6,559
Non-contractual customer relationships	14,336	(3,161)	11,175	12,992	(2,755)	10,237
Favorable lease asset	5,612	(1,174)	4,438	5,594	(1,019)	4,575
Technology	1,270	(885)	385	1,270	(822)	448
Trademarks	582	(199)	383	582	(185)	397
Contracts	380	(333)	47	380	(309)	71
Client lists	116	(48)	68	137	(51)	86

Total	$37,571	$(13,023)	$24,548	$34,442	$(12,069)	$22,373

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Aggregate amortization expense	$1,204	$965

     The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter as of March 31, 2008 is as follows (in thousands):

Remainder of 2008	$4,059
2009	4,391
2010	3,581
2011	2,761
2012	1,563
Thereafter	8,193

Total	$24,548

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accrued workers’ compensation insurance	$6,218	$6,051
Deferred revenue	7,476	7,018
Interest rate swap liability	10,573	5,827
Accrued health insurance	3,532	3,273
Holdbacks	3,100	2,215
Accrued lease payments	2,168	2,329
Accrued liability insurance	1,897	1,787
Accrued post-retirement healthcare	1,562	1,281
Accrued accounting fees	1,038	690
Other	11,509	11,603

	$49,073	$42,074

6. Interest Rate Swap Agreements
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

	Interest Rate Swap Agreements

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes	Yes	Yes	Yes
     The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Cash paid (received) (1)	$782	$(489)
Recognized loss (2)	$177	$55

(1)	These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized losses are included in other expense in our consolidated income statements.
     On January 1, 2008, we adopted the applicable provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements related to financial instruments. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
6. Interest Rate Swap Agreements, continued
disclosed at fair value on a recurring basis, at least annually. Accordingly, our adoption of SFAS No. 157 was limited to our financial assets and liabilities, which consist of our interest rate swap agreements.
     We use the market approach to measure fair value for our interest rate swap agreements. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS No. 157 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The following table reflects the fair value as defined by SFAS No. 157, of our interest rate swap agreements which are measured on a recurring basis (in thousands):

Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
	Balance at	In Active Markets	Observable	Unobservable
	March 31,	for Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements:
Other accrued liabilities	$10,573	$—	$10,573	$—

7. Share-Based Compensation
     Stock Option Activity
     There were no stock options granted during the three months ended March 31, 2008. The aggregate intrinsic value of our stock options exercised during the three months ended March 31, 2008 was $415,000 and the actual tax benefit realized on options exercised during this period was $162,000. The total fair value of options vested during the three months ended March 31, 2008 was $36,000.
     At March 31, 2008 there was $953,000 of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of less than one year.
     The compensation cost that has been charged against income for stock options for the three months ended March 31, 2008 and 2007 was $437,000 and $572,000, respectively. The corresponding income tax benefit recognized was $170,000 and $217,000 for the three months ended March 31, 2008 and 2007, respectively.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
7. Share-Based Compensation, continued
     Non-vested Stock Activity
     During the three months ended March 31, 2008, we granted 410,780 shares of non-vested common stock, 177,000 of which were issued to certain of our executives and contain performance conditions. These awards provide that the number of shares that will ultimately vest will be between 0% and 100% of the total granted based upon the attainment of performance targets. Assuming continued service through each vesting date, these awards vest in three installments as follows: 25% in March 2010, 50% in March 2011 and 25% in March 2012.
     Total compensation cost charged against income related to non-vested stock awards was $872,000 and $645,000 for the three months ended March 31, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $339,000 and $256,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, there was $19.2 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 3.5 years, assuming the performance conditions are met. A summary of our non-vested stock activity for the three months ended March 31, 2008 is as follows (in thousands, except per share amounts):

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2007	352,832	$32.90
Granted	410,780	30.30
Vested	—	—
Forfeited/Canceled	(1,500)	32.34

Outstanding at March 31, 2008	762,112	$31.50

8. Calculation of Earnings per Share
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

	Three Months Ended
	March 31,
	2008	2007
Net income	$31,202	$28,313

Weighted-average common shares outstanding:
Basic	84,348	83,924
Effect of dilutive potential common shares:
Stock options and non-vested shares	1,517	1,725

Diluted	85,865	85,649

Basic earnings per share	$0.37	$0.34

Diluted earnings per share	$0.36	$0.33

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
8. Calculation of Earnings per Share, continued
     For the three months ended March 31, 2008 and 2007, potential common shares of 39,997 and 39,341, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
9. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive loss. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$31,202	$28,313
Other comprehensive loss:
Unrealized loss on hedging instruments, net of tax benefit of $1,919 in 2008 and $178 in 2007	(3,011)	(374)
Loss on hedging instruments reclassified to income, net of tax benefit of $70 in 2008 and $22 in 2007	108	33

Other comprehensive loss	(2,903)	(341)

Total comprehensive income	$28,299	$27,972

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
     The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2007 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
10. Segment Reporting, continued
     The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2008

External revenue	$69,058	$226,100	$12,674	$—	$—	$307,832
Intercompany revenue	7,671	—	1,175	—	(8,846)	—

Total revenue	76,729	226,100	13,849	—	(8,846)	307,832
Direct costs	39,387	184,963	8,936	—	(8,485)	224,801

Gross profit	37,342	41,137	4,913	—	(361)	83,031
Selling, general and administrative expense	4,951	5,478	3,434	9,315	—	23,178
Write-down and (gain) loss on sale of assets	(11)	(193)	20	—	—	(184)

Operating income (loss)	$32,402	$35,852	$1,459	$(9,315)	$(361)	$60,037

Depreciation and amortization	$1,647	$4,883	$397	$459	$(123)	$7,263
Capital expenditures	$1,778	$7,055	$82	$825	$(277)	$9,463

Three Months Ended March 31, 2007

External revenue	$67,242	$187,171	$10,732	$—	$—	$265,145
Intercompany revenue	6,355	—	440	—	(6,795)	—

Total revenue	73,597	187,171	11,172	—	(6,795)	265,145
Direct costs	37,595	151,591	6,861	—	(6,822)	189,225

Gross profit	36,002	35,580	4,311	—	27	75,920
Selling, general and administrative expense	4,967	5,560	2,935	8,011	—	21,473
Write-down and loss on sale of assets	—	122	—	—	—	122

Operating income (loss)	$31,035	$29,898	$1,376	$(8,011)	$27	$54,325

Depreciation and amortization	$1,353	$3,870	$379	$418	$(89)	$5,931
Capital expenditures	$3,123	$6,956	$248	$1,610	$(62)	$11,875

At March 31, 2008
Total assets	$184,071	$969,392	$49,063	$132,351	$(7,302)	$1,327,575

At December 31, 2007
Total assets	$178,846	$934,366	$54,954	$125,173	$(6,628)	$1,286,711

11. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K. We also have contingencies as follows:
     a. Earn-out Payments
      We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at March 31, 2008, we will be obligated to pay an additional $1.0 million.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
11. Commitments and Contingencies, continued
     b. Officers’ Compensation
     Each of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) has entered into an employment agreement with our company. The agreements provide for a base salary and annual bonuses set by our Compensation Committee of the Board of Directors. As of any given date, under their contracts, each officer has the following remaining term: five years for the CEO, three years for the COO and two years for the CFO. Our Senior Vice President (“SVP”) has entered into a letter agreement with the Company pursuant to which certain payments will be made to our SVP in the event his employment is terminated.
     In the event any of these officers’ employment is terminated due to death or disability, each officer, or their estate, is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement (and in the case of our SVP, for two years), the continued vesting of his non-vested stock, the acceleration of the vesting of his options that would have vested during the 24 months following the date of termination, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.
     In the event any of these officers terminate their employment agreements for cause (or, in the case of our SVP, he terminates his employment for good reason), we terminate any of their employment agreements (or, in the case of our SVP, we terminate his employment) without cause or a change of control occurs (in which case such employment agreements, and our SVP’s employment with us, terminate automatically), each officer is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement (and in the case of our SVP, for two years), a bonus based on past bonuses, the continued vesting of his non-vested stock, the acceleration of the vesting of his options, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites. Notwithstanding the foregoing, if the CFO’s employment agreement or our SVP’s employment is terminated by us without cause, accelerated vesting of their respective options will be limited to those options that would have vested during the 24 months following the date of termination.
     In the event of a change of control, the cash value of all benefits due under their employment contracts (or, in the case of our SVP, his letter agreement) as a result of the termination would be immediately payable to the officers. In addition, if any of the amounts payable to these officers under these provisions constitute “excess parachute payments” under the Internal Revenue Code, each officer is entitled to an additional payment to cover the tax consequences associated with the excess parachute payment.
      c. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. The provisions of SFAS No. 157 as it related to our non-financial assets and liabilities will be effective for our company on January 1, 2009. We are currently evaluating the impact of SFAS No. 157 with respect to our non-financial assets and liabilities on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure certain financial instruments and other

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
12. Recent Accounting Pronouncements, continued
eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new standard will significantly change the accounting for transactions with minority interest holders. The provisions of SFAS No. 160 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 will change the disclosure requirement for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133. The additional disclosures will require information about how derivatives and hedging activities affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No 141, Business Combinations, and other U.S. GAAP. The provisions of FSP FAS 142-3 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.

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
     The forward-looking information set forth in this quarterly report on Form 10-Q is as of May 9, 2008, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 9, 2008 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2008, our laboratory network consisted of 36 laboratories serving all 50 states.

•	Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2008, our animal hospital network consisted of 456 animal hospitals in 39 states.

•	Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
     The company delivered strong operating results during the three months ended March 31, 2008, achieved through a combination of continued internal revenue growth and acquisitions. Although we experienced some impact from both economic factors and high internal revenue comparisons related to the 2007 pet food recall, our laboratory internal revenue growth was 4.1%, while our animal hospital same-store revenue growth was 1.9%.

     Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that animal hospital acquired revenue for 2008 will range from $60.0 million to $70.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our animal hospital segment during the three months ended March 31, 2008:

Animal hospitals:
Beginning of period	438
Acquisitions	21
Acquisitions relocated into our existing animal hospitals	(1)
Sold or closed	(2)

End of period	456

Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Laboratory	24.9%	27.8%
Animal hospital	73.4	70.6
Medical technology	4.5	4.2
Intercompany	(2.8)	(2.6)

Total revenue	100.0	100.0
Direct costs	73.0	71.4

Gross profit	27.0	28.6
Selling, general and administrative expense	7.5	8.1

Operating income	19.5	20.5
Interest expense, net	2.5	2.2

Income before minority interest and provision for income taxes	17.0	18.3
Minority interest in income of subsidiairies	0.3	0.3

Income before provision for income taxes	16.7	18.0
Provision for income taxes	6.6	7.3

Net income	10.1%	10.7%

     Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		% of		% of
	$	Total	$	Total	% Change
Laboratory	$76,729	24.9%	$73,597	27.8%	4.3%
Animal hospital	226,100	73.4%	187,171	70.6%	20.8%
Medical technology	13,849	4.5%	11,172	4.2%	24.0%
Intercompany	(8,846)	(2.8)%	(6,795)	(2.6)%	30.2%

Total revenue	$307,832	100.0%	$265,145	100.0%	16.1%

     Consolidated revenue increased $42.7 million for the three months ended March 31, 2008. The increase in consolidated revenue was attributable primarily to revenue from acquired animal hospitals, including Healthy Pet which was acquired on June 1, 2007. The increase was also due to an increase in organic revenues. During the three months ended March 31, 2008, we experienced animal hospital same-store revenue growth of 1.9% driven mainly by an increase in the average revenue per order which resulted from the overall mix of business as discussed further below under Segment Results. Also contributing to the increase in organic revenues were medical technology revenue growth of 24.0% and laboratory internal revenue growth of 4.1%.

     Gross Profit
     The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		Gross		Gross
	$	Margin	$	Margin	% Change
Laboratory	$37,342	48.7%	$36,002	48.9%	3.7%
Animal hospital	41,137	18.2%	35,580	19.0%	15.6%
Medical technology	4,913	35.5%	4,311	38.6%	14.0%
Intercompany	(361)		27

Total gross profit	$83,031	27.0%	$75,920	28.6%	9.4%

     Consolidated gross profit increased $7.1 million for the three months ended March 31, 2008. The increase was primarily due to acquired animal hospitals as discussed above and organic growth. The increase in organic gross profit was due primarily to growth in the year over year requisitions in our laboratory business combined with an increase in the average revenue per order in our hospital business. Our hospital same-store gross margin remained relatively flat in comparison to the previous year totaling 19.0%.
     Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) and our expense as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		% of		% of
	$	Revenue	$	Revenue	% Change
Laboratory	$4,951	6.5%	$4,967	6.7%	(0.3)%
Animal hospital	5,478	2.4%	5,560	3.0%	(1.5)%
Medical technology	3,434	24.8%	2,935	26.3%	17.0%
Corporate	9,315	3.0%	8,011	3.0%	16.3%

Total SG&A	$23,178	7.5%	$21,473	8.1%	7.9%

     Consolidated selling, general and administrative expense increased $1.7 million for the three months ended March 31, 2008. The increase was primarily attributable to expanding our administrative operations in order to manage our recent acquisitions, compensation and benefits related to annual salary increases, share-based compensation expense due to non-vested shares granted in 2007, and commissions as a result of our medical technology segment’s strong operating performance.
     Write-down and (Gain) Loss on Sale of Assets
     During the three months ended March 31, 2008, we sold certain assets, including real estate, for a net gain of $303,000 and wrote-off certain other assets totaling $119,000.

     Operating Income
     The following table summarizes our operating income (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		% of		% of
	$	Revenue	$	Revenue	% Change
Laboratory	$32,402	42.2%	$31,035	42.2%	4.4%
Animal hospital	35,852	15.9%	29,898	16.0%	19.9%
Medical technology	1,459	10.5%	1,376	12.3%	6.0%
Corporate	(9,315)	(3.0)%	(8,011)	(3.0)%	16.3%
Intercompany	(361)	4.1%	27	(0.4)%	(1,437.0)%

Total operating income	$60,037	19.5%	$54,325	20.5%	10.5%

     The increase in our consolidated operating income was primarily due to both revenue growth and our ability to leverage our existing cost structure.
     Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Interest expense (income):
Senior term notes	$7,013	$6,405
Interest rate hedging agreements	782	(489)
Capital leases and other	641	350
Amortization of debt costs	116	61

	8,552	6,327
Interest income	937	554

Total interest expense, net of interest income	$7,615	$5,773

     The increase in net interest expense was primarily attributable to interest payments related to our fixed rate interest rate swap agreements. During the prior year we received interest income from our swap agreements however due to the overall reduction in LIBOR rates during the current year we have been required to record interest expense related to these agreements. In addition, we incurred incremental interest expense related to the June 1, 2007 borrowing of $160.0 million under our senior credit facility related to the Healthy Pet acquisition.
     Provision for Income Taxes
     Our effective tax rate was 39.2% and 40.6% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate is subject to ongoing review and evaluation by management and could change in future quarters.

Segment Results
     Laboratory Segment
     The following table summarizes revenue and gross profit for our laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		Gross		Gross
	$	Margin	$	Margin	% Change

Revenue	$76,729		$73,597		4.3%
Gross profit	$37,342	48.7%	$36,002	48.9%	3.7%
     Laboratory revenue increased $3.1 million for the three months ended March 31, 2008 as compared to the same period in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended March 31,
	2008	2007	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	3,224	3,118	3.4%
Average revenue per reqisition (2)	$23.76	$23.60	0.7%

Total internal revenue (1)	$76,615	$73,597	4.1%
Acquired revenue (3)	114	—

Total	$76,729	$73,597	4.3%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents revenue from acquired laboratories for each day in the current period for which we did not own the laboratories in the comparable prior year period.
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
     No single customer represented more than 10% of our laboratory revenues during the periods presented. We derive our laboratory revenue from services provided to over 16,000 clients and shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our laboratory revenues. Other companies are developing networks of animal hospitals, however, and shifts in the purchasing habits of these networks have the potential of a greater impact on our laboratory revenues.
     The change in the average revenue per requisition is attributable to changes in the mix, including performing lower-priced tests historically performed at the veterinary hospitals, the type and number of tests performed per requisition and price increases. The price increases for most tests ranged from 3% to 4% in both February 2008 and February 2007.
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
      Animal Hospital Segment
     The following table summarizes revenue and gross profit for the animal hospital segment (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		Gross		Gross
	$	Margin	$	Margin	% Change

Revenue	$226,100		$187,171		20.8%
Gross profit	$41,137	18.2%	$35,580	19.0%	15.6%
     Animal hospital revenue increased $38.9 million for the three months ended March 31, 2008 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended March 31,
Animal Hospital Revenue:	2008	2007	% Change
Same-store facilities:
Orders (1)(2)	1,293	1,326	(2.5)%
Average revenue per order (3)	$144.23	$138.01	4.5%

Same-store revenue (1)	$186,490	$183,001	1.9%
Net acquired revenue (4)	39,610	4,170

Total	$226,100	$187,171	20.8%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior period. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2008 for the above analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. These trends have resulted in a decrease in lower-priced orders and an increase in higher-priced orders. During the three months ended March 31, 2008, we experienced a decrease in the number of orders primarily due to the reasons discussed above. We expect that this trend may continue in future periods.
     Price increases, which approximated 5% to 6% on most services at most hospitals in both February 2008 and February 2007, also contributed to the increase in the average revenue per order. Prices are reviewed on an annual basis for each hospital and adjustments are made based on market considerations, demographics and our costs.

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
     Consistent with our growth strategies, over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. Historically, these lower gross margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in animal hospital revenue, increased operating leverage and our integration efforts. However, due to the substantial amount of acquisition activity that has occurred in a relatively short period of time, our gross margins have declined. Our animal hospital gross margin for the three months ended March 31, 2008 and 2007 was 18.2% and 19.0%, respectively. Our animal hospital same-store gross margins remained relatively unchanged totaling 19.0% and 19.1% for the three months ended March 31, 2008 and 2007, respectively.
     Medical Technology Segment
     The following table summarizes revenue and gross profit for the medical technology segment (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
		Gross		Gross
	$	Margin	$	Margin	% Change

Revenue	$13,849		$11,172		24.0%
Gross profit	$4,913	35.5%	$4,311	38.6%	14.0%
     Medical technology revenue increased $2.7 million for the three months ended March 31, 2008 as compared to the same period in the prior year which was primarily attributable to revenue on sales of our digital radiography and ultrasound imaging equipment. Although we recognized an increase in ultrasound revenue, we believe the business life cycle for this equipment is maturing and accordingly, the demand for these types of products and related services may decline in the near term.
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
     Medical technology gross profit increased $0.6 million for the three months ended March 31, 2008 as compared to the same period in the prior year, which was attributable to an increase in revenue as discussed above. Our medical technology gross margin declined to 35.5% for the three months ended March 31, 2008 as compared to 38.6% in the same period in the prior year, which was primarily the result of an increase in material costs related to the sale of our digital radiography imaging equipment. In 2007, we implemented a strategic shift in our pricing model in an effort to mitigate the effects of increasing competition by providing better value to our customers through additional functionality.
     Intercompany Revenue
     Laboratory revenue for the three months ended March 31, 2008 included intercompany revenue of $7.7 million that was generated by providing laboratory services to our animal hospitals. Medical technology revenue for the three months ended March 31, 2008 included intercompany revenue of $1.2 million that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
     At March 31, 2008, our consolidated cash and cash equivalents totaled $86.2 million, representing an increase of $48.0 million as compared to the prior year. In addition, cash flows generated from operating activities totaled $48.3 million in 2008, representing an increase of $4.3 million as compared to the three months ended March 31, 2007.
     We also have access to an unused $75.0 million revolving credit facility, which allows us to maintain further operating and financial flexibility. Historically we have been able to obtain cash from other borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
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
     In 2008, we expect to spend $60.0 million to $70.0 million related to the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2008 through March 31, 2008, we spent $45.8 million in connection with the acquisition of 21 animal hospitals. In addition, we expect to spend approximately $50.0 million in 2008 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
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
      Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2008, we were in compliance with these covenants.
     At March 31, 2008, we had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At March 31, 2008, we had a leverage ratio of 1.99 to 1.00, which was in compliance with the required ratio of no more than 3.25 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$48,275	$44,015
Investing activities	(71,278)	(50,333)
Financing activities	(1,619)	(541)

Decrease in cash and cash equivalents	(24,622)	(6,859)
Cash and cash equivalents at beginning of period	110,866	45,104

Cash and cash equivalents at end of period	$86,244	$38,245

     Cash Flows from Operating Activities
     Net cash provided by operating activities increased $4.3 million in the three months ended March 31, 2008 as compared to the same period in the prior year. This increase was due primarily to improved operating performance, and additional cash generated from acquired businesses, partially offset by changes in working capital and an increase in cash paid for interest of $2.2 million.

     Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended
	March 31,
Investing Cash Flows:	2008	2007	Variance
Acquisition of independent animal hospitals	$(45,789)	$(31,092)	$(14,697	)(1)
Other	(2,037)	(1,111)	(926)

Total cash used for acquisitions	(47,826)	(32,203)	(15,623)

Property and equipment additions	(9,463)	(11,875)	2,412	(2)
Real estate acquired with acquisitions	(3,612)	(7,929)	4,317	(3)
Proceeds from sale of assets	1,747	1,564	183
Other	(12,124)	110	(12,234	)(4)

Net cash used in investing activities	$(71,278)	$(50,333)	$(20,945)

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in the Executive Overview.

(2)	The decrease in cash used to acquire property and equipment was primarily due to a reduction in costs related to certain technology related initiatives in 2007 aimed at creating operational efficiencies.

(3)	The decrease in cash used to acquire real estate was due primarily to a decline in the number of favorable opportunities presented.

(4)	The increase in other investing cash flows was due primarily to certain investments in related businesses.
     Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended
	March 31,
Financing Cash Flows:	2008	2007	Variance
Repayment of long-term obligations	$(1,966)	$(2,302)	$336
Proceeds from stock options exercises	214	839	(625	)(1)
Excess tax benefits from stock options	133	922	(789	)(1)

Net cash used in financing activities	$(1,619)	$(541)	$(1,078)

(1)	The number of stock option exercises has declined in comparison to the prior year. Accordingly, there has been a decline in the amount of excess tax benefits as well.
     Off-Balance Sheet Arrangements
     Other than operating leases as of March 31, 2008, we do not have any off-balance sheet financing arrangements.
     Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. All of our interest rate swap agreements at March 31, 2008 qualify for hedge accounting and are summarized as follows:

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.
     Description of Indebtedness
     Senior Credit Facility
     At March 31, 2008, we had $526.3 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
     Other Debt and Capital Lease Obligations
     At March 31, 2008, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $31.9 million.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. The provisions of SFAS No. 157 as it related to our non-financial assets and liabilities will be effective for us on January 1, 2009. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. In accordance with the new standard, we have provided additional disclosures which are included in the discussion of our interest rate swap agreements included in our notes to consolidated financial statements. We are currently evaluating the impact of SFAS No. 157 with respect to our non-financial assets and liabilities on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS No. 159 on January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new standard will significantly change the accounting for transactions with minority interest holders. The provisions of SFAS No. 160 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS” No. 161”). SFAS No. 161 will change the disclosure requirement for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133. The additional disclosures will require information about how derivatives and hedging activities affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No 141, Business Combinations, and other U.S. GAAP. The provisions of FSP FAS 142-3 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, we had borrowings of $526.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	4.07%	3.98%	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$50.0	$50.0	$75.0	$100.0	$100.0
Effective date	5/26/2005	6/2/2005	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	5/26/2008	5/31/2008	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. During the three months ended March 31, 2008 we entered into an additional $100.0 million notional amount interest rate swap agreement. As a result, for every 1.0% increase in LIBOR we will pay an additional $1.8 million in pre-tax interest expense on an annualized basis and conversely for every 1.0% decrease in LIBOR we will save $1.8 million in pre-tax interest expense on an annualized basis. This represents a reduction of $0.8 million in both additional interest payments and interest savings in comparison to our estimate included in Item 7A of our 2007 Form 10-K.
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies may be or their possible impact.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During our most recent fiscal quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

10.1	Letter Agreement, dated as of April 25, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2008.

Date: May 9, 2008	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement, dated as of April 25, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement