Form 10-Q
period 2008-06-30
VCA ANTECH INC
filed 2008-08-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,391,739 shares as of August 1, 2008.

VCA Antech, Inc.
Form 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$75,924	$110,866
Trade accounts receivable, less allowance for uncollectible accounts of $11,048 and $10,940 at June 30, 2008 and December 31, 2007, respectively	48,834	42,650
Inventory	25,527	25,517
Prepaid expenses and other	19,251	15,307
Deferred income taxes	14,907	14,402
Prepaid income taxes	—	8,160

Total current assets	184,443	216,902
Property and equipment, less accumulated depreciation and amortization of $136,947 and $124,884 at June 30, 2008 and December 31, 2007, respectively	241,634	214,020
Goodwill	885,447	821,967
Other intangible assets, net	34,156	22,373
Notes receivable, net	12,355	3,493
Deferred financing costs, net	1,304	1,537
Other	14,419	6,419

Total assets	$1,373,758	$1,286,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$7,810	$7,886
Accounts payable	26,288	28,092
Accrued payroll and related liabilities	39,451	38,341
Income taxes payable	2,464	—
Other accrued liabilities	49,298	42,074

Total current liabilities	125,311	116,393
Long-term obligations, less current portion	548,686	552,294
Deferred income taxes	33,321	28,197
Other liabilities	9,208	11,236
Minority interest	12,403	10,207

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,397 and 84,335 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	84	84
Additional paid-in capital	300,606	296,037
Accumulated earnings	347,117	275,598
Accumulated other comprehensive loss	(2,978)	(3,335)

Total stockholders’ equity	644,829	568,384

Total liabilities and stockholders’ equity	$1,373,758	$1,286,711

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$334,434	$300,305	$642,266	$565,450
Direct costs	237,468	210,427	462,269	399,652

Gross profit	96,966	89,878	179,997	165,798
Selling, general and administrative expense	22,809	22,043	45,987	43,516
Write-down and loss (gain) on sale of assets	127	420	(57)	542

Operating income	74,030	67,415	134,067	121,740
Interest expense, net	7,045	6,671	14,660	12,444
Other (income) expense	(213)	172	(36)	227

Income before minority interest and provision for income taxes	67,198	60,572	119,443	109,069
Minority interest in income of subsidiaries	988	1,028	1,945	1,874

Income before provision for income taxes	66,210	59,544	117,498	107,195
Provision for income taxes	25,893	23,697	45,979	43,035

Net income	$40,317	$35,847	$71,519	$64,160

Basic earnings per share	$0.48	$0.43	$0.85	$0.77

Diluted earnings per share	$0.47	$0.42	$0.83	$0.75

Weighted-average shares outstanding for basic earnings per share	84,371	83,742	84,359	83,674

Weighted-average shares outstanding for diluted earnings per share	85,725	85,605	85,805	85,481

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$71,519	$64,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,325	12,740
Amortization of debt issue costs	233	137
Provision for uncollectible accounts	2,008	2,110
Write-down and (gain) loss on sale of assets	(57)	542
Share-based compensation	3,322	2,300
Minority interest in income of subsidiaries	1,945	1,874
Distributions to minority interest partners	(1,456)	(1,364)
Deferred income taxes	5,431	3,025
Excess tax benefit from exercise of stock options	(355)	(2,680)
Other	(150)	(173)
Changes in operating assets and liabilities:
Accounts receivable	(8,004)	(5,244)
Inventory, prepaid expenses and other assets	(4,519)	45
Accounts payable and other accrued liabilities	2,307	(173)
Accrued payroll and related liabilities	1,465	1,105
Income taxes	10,979	15,789

Net cash provided by operating activities	99,993	94,193

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(80,367)	(203,322)
Real estate acquired in connection with business acquisitions	(13,098)	(7,962)
Property and equipment additions	(25,543)	(27,236)
Proceeds from sale of assets	1,753	1,564
Other	(14,987)	(256)

Net cash used in investing activities	(132,242)	(237,212)

Cash flows from financing activities:
Repayment of long-term obligations	(3,925)	(4,224)
Proceeds from issuance of long-term obligations	—	160,000
Payment of debt issue costs	—	(794)
Proceeds from issuance of common stock under stock option plans	892	2,360
Excess tax benefit from exercise of stock options	355	2,680

Net cash (used in) provided by financing activities	(2,678)	160,022

Effect of currency exchange rate changes on cash and cash equivalents	(15)	—

(Decrease) increase in cash and cash equivalents	(34,942)	17,003
Cash and cash equivalents at beginning of period	110,866	45,104

Cash and cash equivalents at end of period	$75,924	$62,107

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements
June 30, 2008
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: veterinary diagnostic laboratories (“Laboratory”), animal hospitals (“Animal Hospital”) and veterinary medical technology (“Medical Technology”).
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2008, we operated 39 laboratories of various sizes located strategically throughout the United States and Canada.
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2008, we operated 465 animal hospitals throughout 39 states.
     Our medical technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. For further information, refer to our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Acquisitions
     We acquired the following animal hospitals and laboratories during the six months ended June 30, 2008:

Animal Hospitals:
Acquisitions	36
Acquisitions relocated into our existing animal hospitals	(4)

Total	32

Laboratories:
Acquisitions	3
Acquisitions relocated into our existing laboratories	(1)

Total	2

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
3. Acquisitions, continued
Animal Hospital and Laboratory Acquisitions
     The following table summarizes the preliminary purchase price, including acquisition costs, paid by us for the 36 animal hospitals and 3 laboratories we acquired during the six months ended June 30, 2008, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash	$78,022
Liabilities assumed	4,213

Total	$82,235

Preliminary Allocation of the Purchase Price:
Tangible assets	$3,820
Identifiable intangible assets	14,980
Goodwill (1)	63,435

Total	$82,235

(1)	We expect that $57.2 million of the goodwill recorded for these acquisitions as of June 30, 2008 will be fully deductible for income tax purposes.
Other Acquisition Payments
     In connection with substantially all of our acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $1.6 million to sellers for the unused portion of holdbacks during the six months ended June 30, 2008. The total outstanding holdbacks at June 30, 2008 and December 31, 2007 were $4.4 million and $2.2 million, respectively.
     We also paid $213,000 for earn-out payments during the six months ended June 30, 2008.
4. Goodwill and Other Intangible Assets
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2008 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of December 31, 2007	$95,344	$707,463	$19,160	$821,967
Goodwill acquired	312	63,123	—	63,435
Goodwill related to partnership interests (1)	—	2,168	—	2,168
Other (2)	—	(2,123)	—	(2,123)

Balance as of June 30, 2008	$95,656	$770,631	$19,160	$885,447

(1)	In various circumstances we are required to, or elect to, purchase the minority interest in certain of our partnership arrangements.

(2)	Other includes purchase price adjustments and earn-out payments.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued
Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at June 30, 2008 and December 31, 2007 as follows (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$16,452	$(7,315)	$9,137	$13,487	$(6,928)	$6,559
Non-contractual customer relationships	23,848	(4,011)	19,837	12,992	(2,755)	10,237
Favorable lease asset	5,612	(1,329)	4,283	5,594	(1,019)	4,575
Technology	1,270	(949)	321	1,270	(822)	448
Trademarks	699	(217)	482	582	(185)	397
Contracts	380	(356)	24	380	(309)	71
Client lists	126	(54)	72	137	(51)	86

Total	$48,387	$(14,231)	$34,156	$34,442	$(12,069)	$22,373

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Aggregate amortization expense	$1,743	$1,065	$2,947	$2,030

     The estimated amortization expense related to intangible assets for the remainder of 2008 and each of the four succeeding years thereafter as of June 30, 2008 is as follows (in thousands):

Remainder of 2008	$3,631
2009	6,404
2010	5,592
2011	4,782
2012	2,438
Thereafter	11,309

Total	$34,156

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued workers’ compensation insurance	$7,484	$6,051
Deferred revenue	7,353	7,018
Interest rate swap liability	5,898	5,827
Accrued health insurance	3,976	3,273
Holdbacks	4,390	2,215
Accrued lease payments	1,881	2,329
Accrued liability insurance	2,240	1,787
Accrued post-retirement healthcare	1,571	1,281
Accrued accounting fees	1,403	690
Other	13,102	11,603

	$49,298	$42,074

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

	Interest Rate Swap Agreements
Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$75.0	$100.0	$100.0
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes	Yes
     The following table summarizes cash received or cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash paid (received) (1)	$1,703	$(531)	$2,391	$(1,020)
Recognized (gain) loss from ineffectiveness (2)	$(213)	$172	$(36)	$227

(1)	These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized losses are included in other expense in our consolidated income statements.
     On January 1, 2008, we adopted the applicable provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements related to financial instruments. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
6. Interest Rate Swap Agreements, continued
disclosed at fair value on a recurring basis. Accordingly, our adoption of SFAS No. 157 was limited to our financial assets and liabilities, which consist of our interest rate swap agreements.
     We use the market approach to measure fair value for our interest rate swap agreements. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities.
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
     The following table reflects the fair value as defined by SFAS No. 157, of our interest rate swap agreements which are measured on a recurring basis (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
	Balance at	In Active Markets	Observable	Unobservable
	June 30,	for Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements:
Prepaid expenses and other	$918	$—	$918	$—

Other accrued liabilities	$5,898	$—	$5,898	$—

7. Share-Based Compensation
Stock Option Activity
     There were no stock options granted during the six months ended June 30, 2008. The aggregate intrinsic value of our stock options exercised during the three and six months ended June 30, 2008 was $811,000 and $1.2 million, respectively, and the actual tax benefit realized on options exercised during these periods was $316,000 and $477,000, respectively.
     At June 30, 2008 there was $516,000 of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of less than one year.
     The compensation cost that has been charged against income for stock options for the three months ended June 30, 2008 and 2007 was $438,000 and $446,000 million, respectively. The corresponding income tax benefit recognized was $170,000 and $177,000 for the three months ended June 30, 2008 and 2007, respectively.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
7. Share-Based Compensation, continued
     The compensation cost that has been charged against income for stock options for the six months ended June 30, 2008 and 2007 was $875,000 and $991,000, respectively. The corresponding income tax benefit recognized was $341,000 and $394,000 for the six months ended June 30, 2008 and 2007, respectively.
Non-vested Stock Activity
     During the six months ended June 30, 2008, we granted 418,780 shares of non-vested common stock, 177,000 of which were issued to certain of our executives and contain performance conditions. The performance based awards provide that the number of shares that will ultimately vest will be between 0% and 100% of the total granted based upon the attainment of performance targets. Assuming continued service through each vesting date, these awards vest in three installments as follows: 25% in March 2010, 50% in March 2011 and 25% in March 2012.
     Total compensation cost charged against income related to non-vested stock awards was $1.6 million and $637,000 for the three months ended June 30, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $613,000 and $253,000 for the three months ended June 30, 2008 and 2007, respectively.
     Total compensation cost charged against income related to non-vested stock awards was $2.4 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $952,000 and $510,000 for the six months ended June 30, 2008 and 2007, respectively.
     At June 30, 2008, there was $17.9 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 3.2 years, assuming the performance conditions are met. A summary of our non-vested stock activity for the six months ended June 30, 2008 is as follows (in thousands, except per share amounts):

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2007	352,832	$32.90
Granted	418,780	30.31
Vested	(2,667)	40.59
Forfeited/Canceled	(1,500)	32.34

Outstanding at June 30, 2008	767,445	$31.46

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

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
8. Calculation of Earnings per Share, continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$40,317	$35,847	$71,519	$64,160

Weighted-average common shares outstanding:
Basic	84,371	83,742	84,359	83,674
Effect of dilutive potential common shares:
Stock options	1,244	1,805	1,333	1,766
Non-vested shares	110	58	113	41

Diluted	85,725	85,605	85,805	85,481

Basic earnings per share	$0.48	$0.43	$0.85	$0.77

Diluted earnings per share	$0.47	$0.42	$0.83	$0.75

     For the three months ended June 30, 2008 and 2007, potential common shares of 47,997 and 14,132, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
     For the six months ended June 30, 2008 and 2007, potential common shares of 39,997 and 56,973, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
9. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive gain (loss) during the three and six months ended June 30, 2008 and 2007. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$40,317	$35,847	$71,519	$64,160
Other comprehensive gain (loss):

Foreign currency translation adjustments	(18)	—	(18)	—
Unrealized gain (loss) on hedging instruments	3,675	1,010	(1,765)	934
Tax (expense) benefit	(1,437)	(401)	679	(371)

Loss (gain) on hedging instruments reclassified to income	1,703	(531)	2,391	(1,020)
Tax (expense) benefit	(663)	211	(930)	405

Other comprehensive gain (loss)	3,260	289	357	(52)

Total comprehensive income	$43,577	$36,136	$71,876	$64,108

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
     The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2008

External revenue	$73,591	$251,001	$9,842	$—	$—	$334,434
Intercompany revenue	8,249	—	1,996	—	(10,245)	—

Total revenue	81,840	251,001	11,838	—	(10,245)	334,434
Direct costs	40,966	198,381	7,616	—	(9,495)	237,468

Gross profit	40,874	52,620	4,222	—	(750)	96,966
Selling, general and administrative expense	5,185	5,694	2,948	8,982	—	22,809
Write-down and loss on sale of assets	11	104	—	12	—	127

Operating income (loss)	$35,678	$46,822	$1,274	$(8,994)	$(750)	$74,030

Depreciation and amortization	$1,808	$5,535	$404	$454	$(139)	$8,062
Capital expenditures	$3,637	$12,091	$175	$617	$(440)	$16,080

Three Months Ended June 30, 2007

External revenue	$72,027	$218,466	$9,812	$—	$—	$300,305
Intercompany revenue	7,183	—	823	—	(8,006)	—

Total revenue	79,210	218,466	10,635	—	(8,006)	300,305
Direct costs	39,244	172,165	6,850	—	(7,832)	210,427

Gross profit	39,966	46,301	3,785	—	(174)	89,878
Selling, general and administrative expense	5,046	5,321	2,693	8,983	—	22,043
Write-down and loss on sale of assets	58	322	40	—	—	420

Operating income (loss)	$34,862	$40,658	$1,052	$(8,983)	$(174)	$67,415

Depreciation and amortization	$1,593	$4,420	$428	$460	$(92)	$6,809
Capital expenditures	$4,601	$9,324	$176	$1,526	$(266)	$15,361

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
10. Segment Reporting, continued

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total
Six Months Ended June 30, 2008

External revenue	$142,649	$477,101	$22,516	$—	$—	$642,266
Intercompany revenue	15,920	—	3,171	—	(19,091)	—

Total revenue	158,569	477,101	25,687	—	(19,091)	642,266
Direct costs	80,353	383,344	16,552	—	(17,980)	462,269

Gross profit	78,216	93,757	9,135	—	(1,111)	179,997
Selling, general and administrative expense	10,136	11,172	6,382	18,297	—	45,987
Write-down and (gain) loss on sale of assets	—	(89)	20	12	—	(57)

Operating income (loss)	$68,080	$82,674	$2,733	$(18,309)	$(1,111)	$134,067

Depreciation and amortization	$3,455	$10,418	$801	$913	$(262)	$15,325
Capital expenditures	$5,415	$19,146	$257	$1,442	$(717)	$25,543

Six Months Ended June 30, 2007

External revenue	$139,269	$405,637	$20,544	$—	$—	$565,450
Intercompany revenue	13,538	—	1,263	—	(14,801)	—

Total revenue	152,807	405,637	21,807	—	(14,801)	565,450
Direct costs	76,839	323,756	13,711	—	(14,654)	399,652

Gross profit	75,968	81,881	8,096	—	(147)	165,798
Selling, general and administrative expense	10,013	10,881	5,628	16,994	—	43,516
Write-down and loss on sale of assets	58	444	40	—	—	542

Operating income (loss)	$65,897	$70,556	$2,428	$(16,994)	$(147)	$121,740

Depreciation and amortization	$2,946	$8,290	$807	$878	$(181)	$12,740
Capital expenditures	$7,724	$16,280	$424	$3,136	$(328)	$27,236

At June 30, 2008
Total assets	$195,383	$1,013,625	$44,469	$128,674	$(8,393)	$1,373,758

At December 31, 2007
Total assets	$178,846	$934,366	$54,954	$125,173	$(6,628)	$1,286,711

11. Commitments and Contingencies
     We have certain commitments, including operating leases and supply purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K. We also have contingencies as follows:
a. Earn-out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at June 30, 2008, we will be obligated to pay an additional $1.45 million.

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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 will not change the accounting or disclosure requirement for the financial statements. The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The provisions of SFAS No. 162 will be effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Currently, we believe that SFAS No. 162 will not have a material impact on our consolidated financial statements.

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
     The forward-looking information set forth in this Quarterly report on Form 10-Q is as of August 8, 2008, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 8, 2008 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2008, our laboratory network consisted of 39 laboratories serving all 50 states and certain areas in Canada.

•	Our animal hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2008, our animal hospital network consisted of 465 animal hospitals in 39 states.

•	Our medical technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
     The company delivered strong operating results during the three months ended June 30, 2008, achieved through a combination of acquisitions and continued internal revenue growth. Although our organic revenue growth rates have been impacted by the challenging economic environment, we have been able to continue our long record of earnings growth by increasing our rate of acquisitions and by implementing cost controls. Our laboratory internal revenue growth was 2.5%, and our animal hospital same-store revenue declined by 0.2%.

Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that animal hospital acquired revenue for 2008 will range from $90.0 million to $100.0 million. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our animal hospital and laboratory segment during the six months ended June 30, 2008:

Animal Hospitals:
Beginning of period	438
Acquisitions	36
Acquisitions relocated into our existing animal hospitals	(4)
Sold or closed	(5)

End of period	465

Laboratories:
Beginning of period	36
Acquisitions	3
Acquisitions relocated into our existing laboratories	(1)
Created	1

End of period	39

Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Laboratory	24.5%	26.4%	24.7%	27.0%
Animal hospital	75.1	72.7	74.3	71.7
Medical technology	3.5	3.5	4.0	3.9
Intercompany	(3.1)	(2.6)	(3.0)	(2.6)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	71.0	70.1	72.0	70.7

Gross profit	29.0	29.9	28.0	29.3
Selling, general and administrative expense	6.8	7.3	7.2	7.7
Write-down and loss (gain) on sale of assets	0.1	0.2	(0.1)	0.1

Operating income	22.1	22.4	20.9	21.5
Interest expense, net	2.1	2.2	2.3	2.3
Other (income) expense	(0.1)	0.1	—	—

Income before minority interest and provision for income taxes	20.1	20.1	18.6	19.2
Minority interest in income of subsidiairies	0.3	0.3	0.3	0.3

Income before provision for income taxes	19.8	19.8	18.3	18.9
Provision for income taxes	7.7	7.9	7.2	7.6

Net income	12.1%	11.9%	11.1%	11.3%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Laboratory	$81,840	24.5%	$79,210	26.4%	3.3%	$158,569	24.7%	$152,807	27.0%	3.8%
Animal hospital	251,001	75.1%	218,466	72.7%	14.9%	477,101	74.3%	405,637	71.7%	17.6%
Medical technology	11,838	3.5%	10,635	3.5%	11.3%	25,687	4.0%	21,807	3.9%	17.8%
Intercompany	(10,245)	(3.1)%	(8,006)	(2.6)%	28.0%	(19,091)	(3.0)%	(14,801)	(2.6)%	29.0%

Total revenue	$334,434	100.0%	$300,305	100.0%	11.4%	$642,266	100.0%	$565,450	100.0%	13.6%

     Consolidated revenue increased $34.1 million for the three months ended June 30, 2008 and $76.8 million for the six months ended June 30, 2008. The increase in consolidated revenue for the three and six months ended June 30, 2008 was attributable primarily to revenue from acquired animal hospitals, including Healthy Pet which was acquired on June 1, 2007, and internal revenue growth in our Laboratory business segment. The increase in consolidated revenue for the six months ended June 30, 2008 was also aided by same-store growth in our Hospital business segment.

  Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$40,874	49.9%	$39,966	50.5%	2.3%	$78,216	49.3%	$75,968	49.7%	3.0%
Animal hospital	52,620	21.0%	46,301	21.2%	13.6%	93,757	19.7%	81,881	20.2%	14.5%
Medical technology	4,222	35.7%	3,785	35.6%	11.5%	9,135	35.6%	8,096	37.1%	12.8%
Intercompany	(750)		(174)			(1,111)		(147)

Total gross profit	$96,966	29.0%	$89,878	29.9%	7.9%	$179,997	28.0%	$165,798	29.3%	8.6%

     Consolidated gross profit increased $7.1 million for the three months ended June 30, 2008 and $14.2 million for the six months ended June 30, 2008. The increase for the three and six months ended June 30, 2008 was primarily due to acquired animal hospitals as discussed above and organic growth partially offset by a slight decline in margins.
  Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$5,185	6.3%	$5,046	6.4%	2.8%	$10,136	6.4%	$10,013	6.6%	1.2%
Animal hospital	5,694	2.3%	5,321	2.4%	7.0%	11,172	2.3%	10,881	2.7%	2.7%
Medical technology	2,948	24.9%	2,693	25.3%	9.5%	6,382	24.8%	5,628	25.8%	13.4%
Corporate	8,982	2.7%	8,983	3.0%	0.0%	18,297	2.8%	16,994	3.0%	7.7%

Total SG&A	$22,809	6.8%	$22,043	7.3%	3.5%	$45,987	7.2%	$43,516	7.7%	5.7%

     Consolidated selling, general and administrative expense increased $766,000 for the three months ended June 30, 2008 and $2.5 million for the six months ended June 30, 2008. The increase was primarily attributable to expanding our administrative operations in order to manage our recent acquisitions, compensation and benefits related to annual salary increases, share-based compensation expense due to non-vested shares granted in 2007 and 2008, and commissions as a result of our medical technology segment’s strong operating performance.
  Write-down and (Gain) Loss on Sale of Assets
     During the six months ended June 30, 2008, we sold certain assets, including real estate, for a net gain of $303,000 and wrote-off certain other assets totaling $246,000.

  Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Laboratory	$35,678	43.6%	$34,862	44.0%	2.3%	$68,080	42.9%	$65,897	43.1%	3.3%
Animal hospital	46,822	18.7%	40,658	18.6%	15.2%	82,674	17.3%	70,556	17.4%	17.2%
Medical technology	1,274	10.8%	1,052	9.9%	21.1%	2,733	10.6%	2,428	11.1%	12.6%
Corporate	(8,994)	(2.7)%	(8,983)	(3.0)%	0.1%	(18,309)	(2.9)%	(16,994)	(3.0)%	7.7%
Intercompany	(750)	7.3%	(174)	2.2%	331.0%	(1,111)	5.8%	(147)	1.0%	655.8%

Total operating income	$74,030	22.1%	$67,415	22.4%	9.8%	$134,067	20.9%	$121,740	21.5%	10.1%

     The increase in our consolidated operating income was primarily due to both revenue growth and our ability to leverage our existing cost structure.
  Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense (income):
Senior term notes	$5,563	$7,369	$12,576	$13,774
Interest rate hedging agreements	1,656	(529)	2,438	(1,018)
Capital leases and other	401	349	1,042	699
Amortization of debt costs	117	76	233	137

	7,737	7,265	16,289	13,592
Interest income	(692)	(594)	(1,629)	(1,148)

Total interest expense, net of interest income	$7,045	$6,671	$14,660	$12,444

     The increase in net interest expense for the three and six months ended June 30, 2008, was primarily attributable to an increase in the average borrowings outstanding during the periods due to additional debt incurred related to the Healthy Pet acquisition partially offset by a decrease in the weighted average interest rate.
  Provision for Income Taxes
     Our effective tax rate was 39.1% for the three and six months ended June 30, 2008 compared to 39.8% and 40.1% for the three and six months ended June 30, 2007, respectively. The effective tax rate is subject to ongoing review and evaluation by management and could change in future quarters.

Segment Results
  Laboratory Segment
     The following table summarizes revenue and gross profit for our laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Revenue	$81,840		$79,210		3.3%	$158,569		$152,807		3.8%
Gross profit	$40,874	49.9%	$39,966	50.5%	2.3%	$78,216	49.3%	$75,968	49.7%	3.0%
     Laboratory revenue increased $2.6 million for the three months ended June 30, 2008 and increased $5.8 million for the six months ended June 30, 2008 as compared to the same periods in the prior year. The components of the increase in laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	3,530	3,474	1.6%	6,755	6,593	2.5%
Average revenue per reqisition (2)	$23.00	$22.80	0.9%	$23.36	$23.18	0.8%

Total internal revenue (1)	$81,184	$79,210	2.5%	$157,799	$152,807	3.3%
Acquired revenue (3)	656	—		770	—

Total	$81,840	$79,210	3.3%	$158,569	$152,807	3.8%

(1)	Internal revenue and requisitions were calculated using laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.
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
  Animal Hospital Segment
     The following table summarizes revenue and gross profit for the animal hospital segment (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Revenue	$251,001		$218,466		14.9%	$477,101		$405,637		17.6%
Gross profit	$52,620	21.0%	$46,301	21.2%	13.6%	$93,757	19.7%	$81,881	20.2%	14.5%
     Animal hospital revenue increased $32.5 million for the three months ended June 30, 2008 and $71.5 million for the six months ended June 30, 2008 as compared to the comparable periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Animal Hospital Revenue:
Same-store facilities:
Orders (1)(2)	1,392	1,466	(5.1)%	2,634	2,740	(3.9)%
Average revenue per order (3)	$148.59	$141.28	5.2%	$146.50	$139.64	4.9%

Same-store revenue (1)	$206,841	$207,185	(0.2)%	$385,893	$382,670	0.8%
Net acquired revenue (4)	44,160	11,281		91,208	22,967

Total	$251,001	$218,466	14.9%	$477,101	$405,637	17.6%

(1)	Same-store revenue and orders were calculated using animal hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior period. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2007 for the three-month analysis, and January 1, 2007 for the six-month analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. These trends have resulted in a decrease in lower-priced orders and an increase in higher-priced orders. During the six months ended June 30, 2008, we experienced a decrease in the number of orders due to a combination of factors, including the reasons discussed above and the overall impact of the current economic environment.
     Price increases also contributed to the increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 5% to 6% on most services at the majority of our hospitals and are typically implemented in February of each year.
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
     Consistent with our growth strategies, over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. Historically, these lower gross margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in animal hospital revenue, increased operating leverage and our integration efforts. However, due to the substantial amount of acquisition activity that has occurred in a relatively short period of time, our gross margins have declined. Our animal hospital gross margin declined slightly to 21.0% for the three months ended June 30, 2008 and 19.7% for the six months ended June 30, 2008 as compared to 21.2% and 20.2% in the comparable prior year periods. Our animal hospital same-store gross margins remained relatively unchanged totaling 21.6% and 20.3% for the three and six months ended June 30, 2008 and as compared to 21.5% and 20.4% for the three and six months ended June 30, 2007, respectively.
  Medical Technology Segment
     The following table summarizes revenue and gross profit for the medical technology segment (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Revenue	$11,838		$10,635		11.3%	$25,687		$21,807		17.8%
Gross profit	$4,222	35.7%	$3,785	35.6%	11.5%	$9,135	35.6%	$8,096	37.1%	12.8%
     Medical technology revenue increased $1.2 million for the three months ended June 30, 2008 and $3.9 million for the six months ended June 30, 2008 as compared to the comparable prior year periods which was primarily attributable to revenue on sales of our digital radiography equipment. However ultrasound revenues declined slightly year over year. We believe the business life cycle for ultrasound equipment is maturing and accordingly, the demand for these types of products and related services may continue to decline in the near term.
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
     Medical technology gross profit increased $437,000 for the three months ended June 30, 2008 and $1.0 million for the six months ended June 30, 2008 as compared to the comparable prior year periods, which was attributable to an increase in revenue as discussed above. Our medical technology gross margin remained relatively flat at 35.7% for the three months ended June 30, 2008 and declined to 35.6% for the six months ended June 30, 2008 as compared to 35.6% and 37.1% in the comparable prior year periods. The decline in year to date margins was primarily the result of an increase in material costs related to the sale of our digital radiography imaging equipment. In 2007, we implemented a strategic shift in our pricing model in an effort to mitigate the effects of increasing competition by providing better value to our customers through additional functionality.

  Intercompany Revenue
     Laboratory revenue for the three and six months ended June 30, 2008 included intercompany revenue of $8.2 million and $15.9 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical technology revenue for the three and six months ended June 30, 2008 included intercompany revenue of $2.0 million and $3.2 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
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
     At June 30, 2008, our consolidated cash and cash equivalents totaled $75.9 million, representing an increase of $13.8 million as compared to the prior year. In addition, cash flows generated from operating activities totaled $100.0 million in 2008, representing an increase of $5.8 million as compared to the six months ended June 30, 2007.
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
Future Cash Flows
  Short-term
     Other than our acquisitions of hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flow. We anticipate that our cash on hand, net cash provided by operations and our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.
     In 2008, we expect to spend $90 million to $100 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2008 through June 30, 2008, we spent over $74.0 million in connection with the acquisition of 36 animal hospitals, and $13.1 million for the related real estate. In addition, we expect to spend approximately $60 million in 2008 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
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
  Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2008, we were in compliance with these covenants.
     At June 30, 2008, we had a fixed charge coverage ratio of 1.64 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At June 30, 2008, we had a leverage ratio of 1.92 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$99,993	$94,193
Investing activities	(132,242)	(237,212)
Financing activities	(2,678)	160,022

Effect of exchange rate changes on cash and cash equivalents	(15)	—

(Decrease) increase in cash and cash equivalents	(34,942)	17,003
Cash and cash equivalents at beginning of period	110,866	45,104

Cash and cash equivalents at end of period	$75,924	$62,107

  Cash Flows from Operating Activities
     Net cash provided by operating activities increased $5.8 million in the six months ended June 30, 2008 as compared to the same period in the prior year. This increase was due primarily to additional cash generated from acquired businesses and improved operating performance, partially offset by changes in working capital and an increase in cash paid for taxes of $5.3 million.

  Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended
	June 30,
	2008	2007	Variance
Investing Cash Flows:
Acquisition of Healthy Pet	$—	$(154,376)	$154,376	(1)
Acquisition of independent animal hospitals	(78,022)	(47,055)	(30,967)	(2)
Other	(2,345)	(1,891)	(454)

Total cash used for acquisitions	(80,367)	(203,322)	122,955

Property and equipment additions	(25,543)	(27,236)	1,693	(3)
Real estate acquired with acquisitions	(13,098)	(7,962)	(5,136)	(4)
Proceeds from sale of assets	1,753	1,564	189
Other	(14,987)	(256)	(14,731)	(5)

Net cash used in investing activities	$(132,242)	$(237,212)	$104,970

(1)	The decrease in cash used is primarily due to the acquisition of the Healthy Pet chain in June of 2007.

(2)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in the Executive Overview.

(3)	The decrease in cash used to acquire property and equipment was primarily due to a reduction in costs related to certain technology related initiatives in 2007 aimed at creating operational efficiencies.

(4)	The increase in cash used to acquire real estate was due primarily to a increase in the number of favorable opportunities presented.

(5)	The increase in other investing cash flows was due primarily to certain investments in related businesses.
  Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended
	June 30,
	2008	2007	Variance
Financing Cash Flows:
Repayment of long-term obligations	$(3,925)	$(4,224)	$299
Proceeds from issuance of long-term obligations	—	160,000	(160,000)	(1)
Payment of debt issue costs	—	(794)	794
Proceeds from stock options exercises	892	2,360	(1,468)	(2)
Excess tax benefits from stock options	355	2,680	(2,325)	(2)

Net cash (used in) provided by financing activities	$(2,678)	$160,022	$(162,700)

(1)	The decrease in proceeds from the issuance of long-term obligations is due to funds borrowed in 2007 related to the Healthy Pet acquisition.

(2)	The number of stock option exercises has declined in comparison to the prior year. Accordingly, there has been a decline in the amount of excess tax benefits as well.

  Off-Balance Sheet Arrangements
     Other than operating leases as of June 30, 2008, we do not have any off-balance sheet financing arrangements.
  Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. All of our interest rate swap agreements at June 30, 2008 qualify for hedge accounting and are summarized as follows:

Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$75.0	$100.0	$100.0
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.
  Description of Indebtedness
  Senior Credit Facility
     At June 30, 2008, we had $525.0 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior term notes and our revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
  Other Debt and Capital Lease Obligations
     At June 30, 2008, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $31.5 million.
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
     In June 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 will change the disclosure requirement for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133. The additional disclosures will require information about how derivatives and hedging activities affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 will not change the accounting or disclosure requirement for the financial statements. The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The provisions of SFAS No. 162 will be effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Currently, we do not believe that SFAS No. 162 will have a material impact on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, we had borrowings of $525.0 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$75.0	$100.0	$100.0
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. During the six months ended June 30, 2008 we entered into an additional $100.0 million notional amount interest rate swap agreement. As a result, for every 1.0% increase in LIBOR we will pay an additional $2.1 million in pre-tax interest expense on an annualized basis and conversely for every 1.0% decrease in LIBOR we will save $2.1 million in pre-tax interest expense on an annualized basis. This represents a reduction of $0.5 million in both additional interest payments and interest savings in comparison to our estimate included in Item 7A of our 2007 Form 10-K.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 4, 2008, we held our annual meeting of stockholders at which our stockholders:
•	elected each of John B. Chickering, Jr., and John Heil as a Class III director; and

•	ratified KPMG LLP as our independent registered accounting firm.
     The following Class II directors were not up for re-election and have three-year terms that expire in 2009: John Baumer and Frank Reddick. The following Class I director was not up for re-election and has a three-year term that expires 2010: Robert Antin.
     The results of the election of two Class III directors were as follows:

Candidate	Yes Votes	No Votes	Abstain	Broker Non-Vote
John B. Chickering, Jr.	72,080,505	—	5,765,813	—
John Heil	72,116,772	—	5,729,546	—
     The results of the other matters upon which our stockholders voted were as follows:

Proposal	Yes Votes	No Votes	Abstain	Broker Non-Vote
Ratify KPMG LLP as our independent registered accounting firm	77,459,850	344,241	42,227	—
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
10.1	Letter Agreement, dated as of April 25, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2008.

Date: August 8, 2008	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement, dated as of April 25, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement