Form 10-Q
period 2008-09-30
VCA ANTECH INC
filed 2008-11-07
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,633,329 shares as of November 4, 2008.

VCA Antech, Inc.
Form 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$95,303	$110,866
Trade accounts receivable, less allowance for uncollectible accounts of $11,474 and $10,940 at September 30, 2008 and December 31, 2007, respectively	44,948	42,650
Inventory	24,998	25,517
Prepaid expenses and other	19,245	15,307
Deferred income taxes	15,284	14,402
Prepaid income taxes	549	8,160

Total current assets	200,327	216,902
Property and equipment, less accumulated depreciation and amortization of $143,486 and $124,884 at September 30, 2008 and December 31, 2007, respectively	251,242	214,020
Goodwill	890,393	821,967
Other intangible assets, net	33,914	22,373
Notes receivable, net	12,766	3,493
Deferred financing costs, net	1,186	1,537
Other	15,738	6,419

Total assets	$1,405,566	$1,286,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$7,778	$7,886
Accounts payable	23,685	28,092
Accrued payroll and related liabilities	34,427	38,341
Other accrued liabilities	47,405	42,074

Total current liabilities	113,295	116,393
Long-term obligations, less current portion	546,791	552,294
Deferred income taxes	36,208	28,197
Other liabilities	8,474	11,236
Minority interest	13,422	10,207

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,631 and 84,335 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	85	84
Additional paid-in capital	306,765	296,037
Accumulated earnings	382,891	275,598
Accumulated other comprehensive loss	(2,365)	(3,335)

Total stockholders’ equity	687,376	568,384

Total liabilities and stockholders’ equity	$1,405,566	$1,286,711

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$332,035	$306,537	$974,301	$871,987
Direct costs	243,267	220,235	705,536	619,887

Gross profit	88,768	86,302	268,765	252,100
Selling, general and administrative expense	22,003	22,295	67,990	65,811
Write-down and loss on sale of assets	90	333	33	875

Operating income	66,675	63,674	200,742	185,414
Interest expense, net	6,709	8,930	21,369	21,374
Other expense (income)	12	(1)	(24)	226

Income before minority interest and provision for income taxes	59,954	54,745	179,397	163,814
Minority interest in income of subsidiaries	1,180	1,187	3,125	3,061

Income before provision for income taxes	58,774	53,558	176,272	160,753
Provision for income taxes	23,000	21,329	68,979	64,364

Net income	$35,774	$32,229	$107,293	$96,389

Basic earnings per share	$0.42	$0.38	$1.27	$1.15

Diluted earnings per share	$0.42	$0.38	$1.25	$1.13

Weighted-average shares outstanding for basic earnings per share	84,463	83,957	84,394	83,769

Weighted-average shares outstanding for diluted earnings per share	85,789	85,752	85,789	85,572

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$107,293	$96,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,762	19,764
Amortization of debt issue costs	351	253
Provision for uncollectible accounts	3,671	3,561
Write-down and loss on sale of assets	33	875
Share-based compensation	5,309	3,429
Minority interest in income of subsidiaries	3,125	3,061
Distributions to minority interest partners	(2,797)	(2,262)
Deferred income taxes	9,894	4,627
Excess tax benefit from exercise of stock options	(1,846)	(6,576)
Other	212	(115)
Changes in operating assets and liabilities:
Accounts receivable	(5,736)	(4,823)
Inventory, prepaid expenses and other assets	(5,972)	1,140
Accounts payable and other accrued liabilities	(438)	(1,195)
Accrued payroll and related liabilities	(3,553)	(3,958)
Income taxes	9,457	20,983

Net cash provided by operating activities	142,765	135,153

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(89,775)	(214,758)
Real estate acquired in connection with business acquisitions	(15,063)	(7,962)
Property and equipment additions	(39,764)	(38,033)
Proceeds from sale of assets	1,774	1,774
Other	(15,024)	(188)

Net cash used in investing activities	(157,852)	(259,167)

Cash flows from financing activities:
Repayment of long-term obligations	(5,852)	(6,282)
Proceeds from issuance of long-term obligations	—	160,000
Payment of debt issue costs	—	(897)
Proceeds from issuance of common stock under stock option plans	3,574	6,668
Excess tax benefit from exercise of stock options	1,846	6,576

Net cash (used in) provided by financing activities	(432)	166,065

Effect of currency exchange rate changes on cash and cash equivalents	(44)	—

(Decrease) increase in cash and cash equivalents	(15,563)	42,051
Cash and cash equivalents at beginning of period	110,866	45,104

Cash and cash equivalents at end of period	$95,303	$87,155

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements
September 30, 2008
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: veterinary diagnostic laboratories (“Laboratory”), animal hospitals (“Animal Hospital”) and veterinary medical technology (“Medical Technology”).
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2008, we operated 42 laboratories of various sizes located strategically throughout the United States and Canada.
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2008, we operated 467 animal hospitals throughout 39 states.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. For further information, refer to our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Acquisitions
     We acquired the following animal hospitals and laboratories during the nine months ended September 30, 2008:

Animal Hospitals:
Acquisitions	43
Acquisitions relocated into our existing animal hospitals	(9)

Total	34

Laboratories:
Acquisitions	3
Acquisitions relocated into our existing laboratories	—

Total	3

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
3. Acquisitions, continued
Animal Hospital and Laboratory Acquisitions
     The following table summarizes the preliminary purchase price, including acquisition costs, paid by us for the 43 animal hospitals and three laboratories we acquired during the nine months ended September 30, 2008, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash	$88,136
Liabilities assumed	4,794

Total	$92,930

Preliminary Allocation of the Purchase Price:
Tangible assets	$3,093
Identifiable intangible assets	16,828
Goodwill (1)	73,009

Total	$92,930

(1)	We expect that $59.5 million of the goodwill recorded for these acquisitions as of September 30, 2008 will be fully deductible for income tax purposes.
     In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $15.1 million for the nine months ended September 30, 2008.
Other Acquisition Payments
     In connection with substantially all of our acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $2.2 million to sellers for the unused portion of holdbacks during the nine months ended September 30, 2008. The total outstanding holdbacks at September 30, 2008 and December 31, 2007 were $4.3 million and $2.2 million, respectively.
     We also paid $538,000 for earn-out payments during the nine months ended September 30, 2008.
4. Goodwill and Other Intangible Assets
Goodwill
     Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2008 (in thousands):

		Animal	Medical
	Laboratory	Hospital	Technology	Total
Balance as of December 31, 2007	$95,344	$707,463	$19,160	$821,967
Goodwill acquired	315	73,198	—	73,513
Goodwill related to minority interests	—	1,769	—	1,769
Other (1)	62	(6,918)	—	(6,856)

Balance as of September 30, 2008	$95,721	$775,512	$19,160	$890,393

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued

(1)	Other includes purchase price adjustments and earn-out payments. During the three months ended September 30, 2008, we recorded adjustments to goodwill for a $2.3 million refund received related to Healthy Pet’s working capital calculation and $2.5 million for the release of a deferred tax valuation reserve related to the Pet’s Choice acquisition.
Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at September 30, 2008 and December 31, 2007 as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Covenants not-to-compete	$16,626	$(7,709)	$8,917	$13,487	$(6,928)	$6,559
Non-contractual customer relationships	23,173	(3,089)	20,084	12,992	(2,755)	10,237
Favorable lease asset	5,612	(1,483)	4,129	5,594	(1,019)	4,575
Technology	1,259	(1,003)	256	1,270	(822)	448
Trademarks	699	(233)	466	582	(185)	397
Contracts	—	—	—	380	(309)	71
Client lists	121	(59)	62	137	(51)	86

Total	$47,490	$(13,576)	$33,914	$34,442	$(12,069)	$22,373

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Aggregate amortization expense	$1,792	$967	$4,739	$2,997

     The estimated amortization expense related to intangible assets for the remainder of 2008 and each of the succeeding years thereafter as of September 30, 2008 is as follows (in thousands):

Remainder of 2008	$1,848
2009	6,835
2010	6,024
2011	5,213
2012	2,751
Thereafter	11,243

Total	$33,914

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued workers’ compensation insurance	$9,078	$6,051
Deferred revenue	8,005	7,018
Interest rate swap liability	4,301	5,827
Accrued health insurance	3,932	3,273
Holdbacks	4,320	2,215
Accrued lease payments	1,818	2,329
Accrued liability insurance	2,209	1,787
Accrued post-retirement healthcare	1,594	1,281
Accrued accounting fees	1,320	690
Other	10,828	11,603

	$47,405	$42,074

6. Interest Rate Swap Agreements
     We have entered into interest rate swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. The purpose of these hedges is to offset the variability of cash flows due to our outstanding variable rate debt under our senior term notes. A summary of these agreements is as follows:

	Interest Rate Swap Agreements

Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$ 75.0	$100.0	$100.0
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes	Yes
     The following table summarizes cash received or cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash paid (received) (1)	$1,639	$(426)	$4,030	$(1,446)
Recognized (gain) loss from ineffectiveness (2)	$12	$108	$(24)	$335

(1)	Our interest rate swap agreements effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. The above table depicts both cash payments to and receipts from the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility.

(2)	These recognized (gains) losses are included in other expense (income) in our consolidated income statements.
     On January 1, 2008, we adopted the applicable provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
6. Interest Rate Swap Agreements, continued
for measuring fair value and expands disclosures about fair value measurements related to financial instruments. In December 2007, the Financial Accounting Standards Board (“FASB”) provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, our adoption of SFAS No. 157 was limited to our financial assets and liabilities, which consist of our interest rate swap agreements.
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
     The following table reflects the fair value as defined by SFAS No. 157, of our interest rate swap agreements which are measured on a recurring basis (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
	Balance at	In Active Markets	Observable	Unobservable
	September 30,	for Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreements:
Prepaid expenses and other	$730	$—	$730	$—

Other accrued liabilities	$4,301	$—	$4,301	$—

7. Share-Based Compensation
Stock Option Activity
     There were no stock options granted during the nine months ended September 30, 2008. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2008 was $4.5 million and $5.8 million, respectively, and the actual tax benefit realized on options exercised during these periods was $1.8 million and $2.2 million, respectively.
     At September 30, 2008 there was $98,000 of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of less than one year.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
7. Share-Based Compensation, continued
     The compensation cost that has been charged against income for stock options for the three months ended September 30, 2008 and 2007 was $418,000 and $440,000, respectively. The corresponding income tax benefit recognized was $163,000 and $175,000 for the three months ended September 30, 2008 and 2007, respectively.
     The compensation cost that has been charged against income for stock options for the nine months ended September 30, 2008 and 2007 was $1.3 million and $1.4 million, respectively. The corresponding income tax benefit recognized was $503,000 and $569,000 for the nine months ended September 30, 2008 and 2007, respectively.
Non-vested Stock Activity
     During the nine months ended September 30, 2008, we granted 420,445 shares of non-vested common stock, 177,000 of which were issued to certain of our executives and contain performance conditions. The performance-based awards provide that the number of shares that will ultimately vest will be between 0% and 100% of the total granted based upon the attainment of performance targets. Assuming continued service through each vesting date, these awards vest in three installments as follows: 25% in March 2010, 50% in March 2011 and 25% in March 2012.
     Total compensation cost charged against income related to non-vested stock awards was $1.6 million and $689,000 for the three months ended September 30, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $611,000 and $274,000 for the three months ended September 30, 2008 and 2007, respectively.
     Total compensation cost charged against income related to non-vested stock awards was $4.0 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $1.6 million and $783,000 for the nine months ended September 30, 2008 and 2007, respectively.
     At September 30, 2008, there was $16.3 million of unrecognized compensation cost related to these non-vested shares, which will be recognized over a weighted-average period of 3.0 years, assuming the performance conditions are met. A summary of our non-vested stock activity for the nine months ended September 30, 2008 is as follows (in thousands, except per share amounts):

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2007	352,832	$32.90
Granted	420,445	30.31
Vested	(2,667)	40.59
Forfeited/Canceled	(1,500)	32.34

Outstanding at September 30, 2008	769,110	$31.46

8. Calculation of Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
8. Calculation of Earnings per Share, continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$35,774	$32,229	$107,293	$96,389

Weighted-average common shares outstanding:
Basic	84,463	83,957	84,394	83,769
Effect of dilutive potential common shares:
Stock options	1,184	1,718	1,271	1,750
Non-vested shares	142	77	124	53

Diluted	85,789	85,752	85,789	85,572

Basic earnings per share	$0.42	$0.38	$1.27	$1.15

Diluted earnings per share	$0.42	$0.38	$1.25	$1.13

     For the three months ended September 30, 2008, potential common shares of 45,330 was excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
     For the nine months ended September 30, 2008 and 2007, potential common shares of 45,330 and 49,729, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
9. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive gain (loss) during the three and nine months ended September 30, 2008 and 2007. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$35,774	$32,229	$107,293	$96,389
Other comprehensive gain (loss):

Foreign currency translation adjustments	(206)	—	(224)	—
Unrealized loss on foreign currency	(92)	—	(92)	—

Unrealized loss on hedging instruments	(218)	(3,069)	(1,983)	(2,135)
Tax benefit	129	1,219	808	848

Loss (gain) on hedging instruments reclassified to income	1,639	(426)	4,030	(1,446)
Tax (expense) benefit	(639)	170	(1,569)	575

Other comprehensive gain (loss)	613	(2,106)	970	(2,158)

Total comprehensive income	$36,387	$30,123	$108,263	$94,231

10.	Segment Reporting
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
     The following is a summary of certain financial data for each of our segments (in thousands):

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

Three Months Ended September 30, 2008

External revenue	$69,035	$253,251	$9,749	$—	$—	$332,035
Intercompany revenue	8,030	—	2,797	—	(10,827)	—

Total revenue	77,065	253,251	12,546	—	(10,827)	332,035
Direct costs	41,792	202,965	8,224	—	(9,714)	243,267

Gross profit	35,273	50,286	4,322	—	(1,113)	88,768
Selling, general and administrative expense	5,178	5,643	3,120	8,062	—	22,003
Write-down and loss on sale of assets	3	25	2	60	—	90

Operating income (loss)	$30,092	$44,618	$1,200	$(8,122)	$(1,113)	$66,675

Depreciation and amortization	$1,923	$5,816	$404	$446	$(152)	$8,437
Capital expenditures	$2,777	$11,327	$46	$756	$(685)	$14,221

Three Months Ended September 30, 2007

External revenue	$66,964	$229,409	$10,164	$—	$—	$306,537
Intercompany revenue	7,302	—	927	—	(8,229)	—

Total revenue	74,266	229,409	11,091	—	(8,229)	306,537
Direct costs	38,628	181,825	7,830	—	(8,048)	220,235

Gross profit	35,638	47,584	3,261	—	(181)	86,302
Selling, general and administrative expense	4,859	5,411	2,761	9,264	—	22,295
Write-down and loss on sale of assets	14	312	6	1	—	333

Operating income (loss)	$30,765	$41,861	$494	$(9,265)	$(181)	$63,674

Depreciation and amortization	$1,742	$4,461	$409	$512	$(100)	$7,024
Capital expenditures	$2,084	$7,383	$142	$1,468	$(280)	$10,797

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
10. Segment Reporting, continued

		Animal	Medical		Intercompany
	Laboratory	Hospital	Technology	Corporate	Eliminations	Total

Nine Months Ended September 30, 2008

External revenue	$211,684	$730,352	$32,265	$—	$—	$974,301
Intercompany revenue	23,950	—	5,968	—	(29,918)	—

Total revenue	235,634	730,352	38,233	—	(29,918)	974,301
Direct costs	122,145	586,309	24,776	—	(27,694)	705,536

Gross profit	113,489	144,043	13,457	—	(2,224)	268,765
Selling, general and administrative expense	15,314	16,815	9,502	26,359	—	67,990
Write-down and loss (gain) on sale of assets	3	(64)	22	72	—	33

Operating income (loss)	$98,172	$127,292	$3,933	$(26,431)	$(2,224)	$200,742

Depreciation and amortization	$5,378	$16,234	$1,205	$1,359	$(414)	$23,762
Capital expenditures	$8,192	$30,473	$303	$2,198	$(1,402)	$39,764

Nine Months Ended September 30, 2007

External revenue	$206,233	$635,046	$30,708	$—	$—	$871,987
Intercompany revenue	20,840	—	2,190	—	(23,030)	—

Total revenue	227,073	635,046	32,898	—	(23,030)	871,987
Direct costs	115,467	505,581	21,541	—	(22,702)	619,887

Gross profit	111,606	129,465	11,357	—	(328)	252,100
Selling, general and administrative expense	14,872	16,292	8,389	26,258	—	65,811
Write-down and loss on sale of assets	72	756	46	1	—	875

Operating income (loss)	$96,662	$112,417	$2,922	$(26,259)	$(328)	$185,414

Depreciation and amortization	$4,688	$12,751	$1,216	$1,390	$(281)	$19,764
Capital expenditures	$9,808	$23,663	$566	$4,604	$(608)	$38,033

At September 30, 2008
Total assets	$194,493	$1,026,914	$43,175	$150,122	$(9,138)	$1,405,566

At December 31, 2007
Total assets	$178,846	$934,366	$54,954	$125,173	$(6,628)	$1,286,711

11. Commitments and Contingencies
     We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K. We also have contingencies as follows:
a. Earn-out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at September 30, 2008, we will be obligated to pay an additional $1.1 million.

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
12. Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 will not change the accounting or disclosure requirement for the financial statements. The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The provisions of SFAS No. 162 will be effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles”. Currently, we believe that SFAS No. 162 will not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP (“FASB Staff Position”) FAS (“Financial Accounting Standard”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
12. Recent Accounting Pronouncements, continued
asset under Statement No 141, Business Combinations, and other U.S. generally accepted accounting principals (“GAAP”). The provisions of FSP FAS 142-3 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. The provisions of SFAS No. 157 as it related to our non-financial assets and liabilities will be effective for our company on January 1, 2009. We are currently evaluating the impact of SFAS No. 157 with respect to our non-financial assets and liabilities on our consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes To Condensed, Consolidated Financial Statements (Continued)
13. Subsequent Events
Revolving Credit Facility
     On October 1, 2008, we borrowed $35.0 million under our revolving credit facility for general corporate purposes. Borrowings under this facility bear interest, at our option, on either: (1) the base rate (as defined below) plus a margin of 0.50% per annum; or (2) the adjusted Euro dollar rate (as defined below) plus a margin of 1.50% per annum.
     The base rate is the higher of (a) Wells Fargo’s prime rate or (b) the Federal funds rate plus 0.5%. The adjusted Euro dollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Euro currency liabilities”. We elected the base rate which represented 5.0% on October 1, 2008, based upon Wells Fargo’s prime rate plus the margin of 0.50%. The base rate has subsequently been lowered to 4.0% effective November 3, 2008.
Share-Based Compensation
     On October 28, 2008 we issued 1,124,500 options under the 2006 Equity Incentive Plan. The options vest in three equal installments on February 20, 2010, 2011 and 2012, respectively. Our preliminary estimate of the fair value of the options on the grant date is $5.20 per share. Our estimated total compensation cost net of forfeitures is $5.6 million.

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
     The forward-looking information set forth in this Quarterly report on Form 10-Q is as of November 7, 2008, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 7, 2008 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2008, our Laboratory network consisted of 42 laboratories serving all 50 states and certain areas in Canada.

•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2008, our animal hospital network consisted of 467 animal hospitals in 39 states.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
     During the three months ended September 30, 2008 we were able to operate successfully in spite of the current economic crisis. We experienced continued revenue growth in both our Laboratory and Animal Hospital operating segments. We accomplished this through a combination of acquisitions and organic revenue growth. Our Laboratory internal revenue growth was 3.1%, and our Animal Hospital same-store revenue, adjusted for one less business day in the current period grew by 1.4%. Although our organic revenue growth rates have been impacted by the economic crisis, we have been able to continue our long record of earnings growth by increasing our rate of acquisitions and through our continued emphasis on expense management.

Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $100.0 million to $110.0 million of annualized Animal Hospital revenue by the end of 2008. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2008:

Animal Hospitals:
Beginning of period	438
Acquisitions	43
Acquisitions relocated into our existing animal hospitals	(10)
Created	1
Sold/closed	(5)

End of period	467

Laboratories:
Beginning of period	36
Acquisitions	3
Acquisitions relocated into our existing laboratories	—
Created	3

End of period	42

Critical Accounting Policies
          Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended September 30, 2008.
Valuation of Goodwill
     In accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, we are required to test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist. As a result of a decline in our market capitalization from approximately $2.5 billion as of September 30, 2008 to $1.6 billion as of October 31, 2008, we examined the goodwill of our Medical Technology reporting unit for impairment. As mentioned previously in our 2007 Form 10-K, the fair values of our Laboratory and Animal Hospital reporting units significantly exceeded their respective book value and accordingly, the decline in market capitalization did not require us to perform an additional analysis on those reporting units. The fair value of our Medical Technology reporting unit however did not significantly exceed its respective book value as of October 31, 2007. As a result, we calculated a preliminary estimate of the fair value of the Medical Technology reporting unit which indicated that currently there was no impairment. We will perform our regularly scheduled annual impairment analysis of all our reporting units as of October 31, 2008 which will include both discounted cash flow techniques and market comparables.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Laboratory	23.2%	24.2%	24.2%	26.0%
Animal Hospital	76.3	74.8	75.0	72.8
Medical Technology	3.8	3.6	3.9	3.8
Intercompany	(3.3)	(2.6)	(3.1)	(2.6)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	73.3	71.8	72.4	71.1

Gross profit	26.7	28.2	27.6	28.9
Selling, general and administrative expense	6.6	7.3	7.0	7.5
Write-down and loss (gain) on sale of assets	—	0.1	—	0.1

Operating income	20.1	20.8	20.6	21.3
Interest expense, net	2.0	2.9	2.2	2.5

Income before minority interest and provision for income taxes	18.1	17.9	18.4	18.8
Minority interest in income of subsidiairies	0.4	0.4	0.3	0.4

Income before provision for income taxes	17.7	17.5	18.1	18.4
Provision for income taxes	6.9	7.0	7.1	7.3

Net income	10.8%	10.5%	11.0%	11.1%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change

Laboratory	$77,065	23.2%	$74,266	24.2%	3.8%	$235,634	24.2%	$227,073	26.0%	3.8%
Animal Hospital	253,251	76.3%	229,409	74.8%	10.4%	730,352	75.0%	635,046	72.8%	15.0%
Medical Technology	12,546	3.8%	11,091	3.6%	13.1%	38,233	3.9%	32,898	3.8%	16.2%
Intercompany	(10,827)	(3.3)%	(8,229)	(2.6)%	31.6%	(29,918)	(3.1)%	(23,030)	(2.6)%	29.9%

Total revenue	$332,035	100.0%	$306,537	100.0%	8.3%	$974,301	100.0%	$871,987	100.0%	11.7%

     Consolidated revenue increased $25.5 million for the three months ended September 30, 2008 and $102.3 million for the nine months ended September 30, 2008. The increase in consolidated revenue for the three and nine months ended September 30, 2008 was attributable to revenue from acquired animal hospitals, and to a lesser extent organic growth. Our Laboratory internal revenue growth was 3.1% and 3.2% for the three and nine months ended September 30, 2008. Our Animal Hospital same-store revenue growth, adjusted for one less business day in the current periods, was 1.4% and 1.0% for the three and nine months ended September 30, 2008.

Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Laboratory	$35,273	45.8%	$35,638	48.0%	(1.0)%	$113,489	48.2%	$111,606	49.1%	1.7%
Animal Hospital	50,286	19.9%	47,584	20.7%	5.7%	144,043	19.7%	129,465	20.4%	11.3%
Medical Technology	4,322	34.4%	3,261	29.4%	32.5%	13,457	35.2%	11,357	34.5%	18.5%
Intercompany	(1,113)		(181)			(2,224)		(328)

Total gross profit	$88,768	26.7%	$86,302	28.2%	2.9%	$268,765	27.6%	$252,100	28.9%	6.6%

     Consolidated gross profit increased $2.5 million for the three months ended September 30, 2008 and $16.7 million for the nine months ended September 30, 2008. The increase for the three and nine months ended September 30, 2008 was primarily due to acquired animal hospitals as discussed above and to a lesser extent organic revenue growth partially offset by a decline in margins.
Segment Results
Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change

Revenue	$77,065		$74,266		3.8%	$235,634		$227,073		3.8%
Gross profit	$35,273	45.8%	$35,638	48.0%	(1.0)%	$113,489	48.2%	$111,606	49.1%	1.7%
     Laboratory revenue increased $2.8 million for the three months ended September 30, 2008 and increased $8.6 million for the nine months ended September 30, 2008 as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	3,286	3,132	4.9%	10,062	9,725	3.5%
Average revenue per reqisition (2)	$23.30	$23.71	(1.7)%	$23.29	$23.35	(0.3)%

Total internal revenue (1)	$76,565	$74,266	3.1%	$234,306	$227,073	3.2%
Acquired revenue (3)	500	—		1,328	—

Total	$77,065	$74,266	3.8%	$235,634	$227,073	3.8%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.

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
     The decline in the average revenue per requisition is attributable to many factors including changes in the overall mix, performing lower-priced tests historically performed at the veterinary hospitals, and a decrease in certain higher-priced tests which have resulted from the current economic crisis. The decline in the average revenue per requisition was partially offset by price increases which ranged from 3% to 4% in both February 2008 and 2007.
     No single customer represented more than 10% of our Laboratory revenue during the periods presented. We derive our Laboratory revenue from services provided to over 16,000 clients and shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our Laboratory revenue. Other companies are developing networks of animal hospitals, however, and shifts in the purchasing habits of these networks have the potential of a greater impact on our Laboratory revenue.
     The decrease in Laboratory margins experienced during the three and nine months ended September 30, 2008 was primarily due to the combination of the decline in our revenue growth, relative to increasing transportation costs, in addition to costs incurred in advance of projected revenue related to our expansion into Canada.
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
Animal Hospital Segment
     The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change

Revenue	$253,251		$229,409		10.4%	$730,352		$635,046		15.0%
Gross profit	$50,286	19.9%	$47,584	20.7%	5.7%	$144,043	19.7%	$129,465	20.4%	11.3%
     Animal Hospital revenue increased $23.8 million for the three months ended September 30, 2008 and $95.3 million for the nine months ended September 30, 2008 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Animal Hospital Revenue:
Same-store facilities:
Orders (1)(2)	1,556	1,640	(5.1)%	3,964	4,137	(4.2)%
Average revenue per order (3)	$148.16	$138.64	6.9%	$146.75	$139.17	5.4%

Same-store revenue (1)	$230,533	$227,312	1.4%	$581,660	$575,668	1.0%
Business day adjustment (4)	2,069	—		1,757	—
Net acquired revenue (5)	20,649	2,097		146,935	59,378

Total	$253,251	$229,409	10.4%	$730,352	$635,046	15.0%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior period and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2008 business day adjustment reflects the impact of one additional business day in 2008 as compared to 2007 for both 2007 periods presented.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2007 for the three-month analysis, and January 1, 2007 for the nine-month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. These trends have resulted in a decrease in lower-priced orders and an increase in higher-priced orders. However, during the three and nine months ended September 30, 2008, we experienced a decrease in both lower and higher-priced orders as a result of the current economic environment.
     Price increases also contributed to the increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 5% to 6% on most services at the majority of our hospitals and are typically implemented in February of each year.
     Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses incurred by each individual animal hospital and costs of goods sold associated with the retail sales of pet food and pet supplies.
     Consistent with our growth strategies, over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. Historically, these lower gross margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in Animal Hospital revenue, increased operating leverage and our integration efforts. However, due to the substantial amount of acquisition activity that has occurred in a relatively short period of time, our gross margins have declined. Our Animal Hospital gross margin declined to 19.9% for the three months ended September 30, 2008 and 19.7% for the nine months ended September 30, 2008 as compared to 20.7% and 20.4% in the comparable prior year periods. Our Animal Hospital same-store gross margins remained relatively unchanged totaling 20.6% and 20.4% for the three and nine months ended September 30, 2008 and as compared to 20.9% and 20.7% for the three and nine months ended September 30, 2007.

Medical Technology Segment
     The following table summarizes revenue and gross profit for the Medical Technology segment (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change

Revenue	$12,546		$11,091		13.1%	$38,233		$32,898		16.2%
Gross profit	$4,322	34.4%	$3,261	29.4%	32.5%	$13,457	35.2%	$11,357	34.5%	18.5%
     Medical Technology revenue increased $1.5 million for the three months ended September 30, 2008 and $5.3 million for the nine months ended September 30, 2008 as compared to the same periods in the prior year which was primarily attributable to revenue on sales of our digital radiography equipment. Ultrasound revenues declined slightly year over year. We believe the business life cycle for ultrasound equipment is maturing and accordingly, the demand for these types of products and related services may continue to decline in the near term.
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
     Medical Technology gross profit increased $1.1 million for the three months ended September 30, 2008 and $2.1 million for the nine months ended September 30, 2008 as compared to the same periods in the prior year primarily due to an increase in revenue as discussed above combined with an increase in gross margins. The increase in margins during the three months ended September 30, 2008 was primarily a result of a decrease in the average cost per unit of our digital radiography imaging equipment. In 2007, we implemented a strategic shift in our pricing model in an effort to mitigate the effects of increasing competition by providing better value to our customers through additional functionality. This resulted in a decline in margins as the average cost per unit increased to a greater extent than the average revenue per unit. Currently, as a result of the challenging economic environment, customers are purchasing more machines with less functionality or our standard configuration. This has resulted in an increase in margins as the average cost per unit has declined to a greater degree than the average revenue per unit.
Intercompany Revenue
     Laboratory revenue for the three and nine months ended September 30, 2008 included intercompany revenue of $8.0 million and $24.0 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three and nine months ended September 30, 2008 included intercompany revenue of $2.8 million and $6.0 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$5,178	6.7%	$4,859	6.5%	6.6%	$15,314	6.5%	$14,872	6.5%	3.0%
Animal Hospital	5,643	2.2%	5,411	2.4%	4.3%	16,815	2.3%	16,292	2.6%	3.2%
Medical Technology	3,120	24.9%	2,761	24.9%	13.0%	9,502	24.9%	8,389	25.5%	13.3%
Corporate	8,062	2.4%	9,264	3.0%	(13.0)%	26,359	2.7%	26,258	3.0%	0.4%

Total SG&A	$22,003	6.6%	$22,295	7.3%	(1.3)%	$67,990	7.0%	$65,811	7.5%	3.3%

     Consolidated selling, general and administrative expense decreased $292,000 for the three months ended September 30, 2008 and increased $2.2 million for the nine months ended September 30, 2008.
     The decline for the three months ended September 30, 2008 was primarily due to a decrease in integration expenses associated with the Healthy Pet acquisition in 2007.
     The increase for the nine months ended September 30, 2008 was primarily attributable to expanding our administrative operations in order to manage our recent acquisitions, compensation and benefits related to annual salary increases, and share-based compensation expense due to non-vested shares granted in 2007 and 2008.
Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008		2007			2008		2007
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change

Laboratory	$30,092	39.0%	$30,765	41.4%	(2.2)%	$98,172	41.7%	$96,662	42.6%	1.6%
Animal Hospital	44,618	17.6%	41,861	18.2%	6.6%	127,292	17.4%	112,417	17.7%	13.2%
Medical Technology	1,200	9.6%	494	4.5%	142.9%	3,933	10.3%	2,922	8.9%	34.6%
Corporate	(8,122)	(2.4)%	(9,265)	(3.0)%	(12.3)%	(26,431)	(2.7)%	(26,259)	(3.0)%	0.7%
Intercompany	(1,113)	10.3%	(181)	2.2%	514.9%	(2,224)	7.4%	(328)	1.4%	578.0%

Total operating income	$66,675	20.1%	$63,674	20.8%	4.7%	$200,742	20.6%	$185,414	21.3%	8.3%

     The increase in our consolidated operating income was primarily due to both revenue growth and our ability to leverage our existing cost structure.

Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest expense (income):
Senior term notes	$5,385	$9,432	$17,961	$23,205
Interest rate hedging agreements	1,639	(433)	4,077	(1,450)
Capital leases and other	395	811	1,437	1,510
Amortization of debt costs	118	116	351	253

	7,537	9,926	23,826	23,518
Interest income	(828)	(996)	(2,457)	(2,144)

Total interest expense, net of interest income	$6,709	$8,930	$21,369	$21,374

     The decrease in net interest expense for the three months ended September 30, 2008 was primarily attributable to a decrease in the weighted average interest rate in comparison to the prior year.
Provision for Income Taxes
     Our effective tax rate was 39.1% for both the three and nine months ended September 30, 2008 compared to 39.8% and 40.0% for the three and nine months ended September 30, 2007, respectively. The effective tax rate is subject to ongoing review and evaluation by management and could change in future quarters.
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
     At September 30, 2008, our consolidated cash and cash equivalents totaled $95.3 million, representing an increase of $8.1 million as compared to the prior year. In addition, cash flows generated from operating activities totaled $142.8 million in 2008, representing an increase of $7.6 million as compared to the nine months ended September 30, 2007.
     We have historically funded our working capital requirements, capital expenditures and investment in animal hospital acquisitions from internally generated cash flows and we expect to do so in the future. In an attempt to partially mitigate our risk of any inability to access our lines of credit, on October 1, 2008 we borrowed $35.0 million under our revolving credit facility. These funds will remain available for general corporate purposes as necessary. We also have access to an unused $40.0 million revolving credit facility, which allows us to maintain further operating and financial flexibility. Historically, we have been able to obtain cash from other borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

Future Cash Flows
Short-term
     As mentioned previously, other than our acquisitions of hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flow. We anticipate that our cash on hand, net cash provided by operations and our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.
     For the year ended December 31, 2008, we expect to spend $90.0 million to $100.0 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2008 through September 30, 2008, we spent $89.8 million in connection with the acquisition of 43 animal hospitals and three laboratories, as well as $15.1 million for the related real estate. In addition, we expect to spend approximately $60.0 million in 2008 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
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
Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2008, we were in compliance with these covenants.
     At September 30, 2008, we had a fixed charge coverage ratio of 1.65 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At September 30, 2008, we had a leverage ratio of 1.90 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$142,765	$135,153
Investing activities	(157,852)	(259,167)
Financing activities	(432)	166,065
Effect of exchange rate changes on cash and cash equivalents	(44)	—

(Decrease) increase in cash and cash equivalents	(15,563)	42,051
Cash and cash equivalents at beginning of period	110,866	45,104

Cash and cash equivalents at end of period	$95,303	$87,155

Cash Flows from Operating Activities
     Net cash provided by operating activities increased $7.6 million in the nine months ended September 30, 2008 as compared to the same period in the prior year. This increase was due primarily to additional cash generated from acquired businesses and improved operating performance, partially offset by changes in working capital and an increase in cash paid for taxes of $10.9 million.
Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007	Variance
Investing Cash Flows:
Acquisition of Healthy Pet	$—	$(154,783)	$154,783	(1)
Acquisition of independent animal hospitals and laboratories	(88,136)	(57,990)	(30,146)	(2)
Other	(1,639)	(1,985)	346

Total cash used for acquisitions	(89,775)	(214,758)	124,983
Property and equipment additions	(39,764)	(38,033)	(1,731)
Real estate acquired with acquisitions	(15,063)	(7,962)	(7,101)	(3)
Proceeds from sale of assets	1,774	1,774	—
Other	(15,024)	(188)	(14,836)	(4)

Net cash used in investing activities	$(157,852)	$(259,167)	$101,315

(1)	The decrease in cash used is primarily due to the acquisition of the Healthy Pet chain in June of 2007.

(2)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in the Executive Overview.

(3)	The increase in cash used to acquire real estate was due primarily to a increase in the number of favorable opportunities presented.

(4)	The increase in other investing cash flows was due primarily to certain investments in related businesses.

Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007	Variance
Financing Cash Flows:
Repayment of long-term obligations	$(5,852)	$(6,282)	$430
Proceeds from issuance of long-term obligations	—	160,000	(160,000	)(1)
Payment of debt issue costs	—	(897)	897
Proceeds from stock options exercises	3,574	6,668	(3,094	)(2)
Excess tax benefits from stock options	1,846	6,576	(4,730	)(2)

Net cash (used in) provided by financing activities	$(432)	$166,065	$(166,497)

(1)	The decrease in proceeds from the issuance of long-term obligations is due to funds borrowed in 2007 related to the Healthy Pet acquisition.

(2)	The number of stock option exercises has declined in comparison to the prior year. Accordingly, there has been a decline in the amount of excess tax benefits as well.
Future Contractual Cash Requirements
     The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of September 30, 2008 (in thousands):

	Payment due by period
	Total	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations
Long-term debt	$560,648	$1,701	$5,890	$40,922	$512,019	$80	$36
Capital lease obligations	28,921	463	1,932	2,095	2,177	2,359	19,895
Operating leases	683,133	10,463	41,560	40,525	40,202	40,022	510,361
Fixed cash interest expense	12,152	524	1,980	1,702	1,448	1,300	5,198
Variable cash interest expense term B (1)	64,556	6,218	24,712	24,456	9,170	—	—
Variable cash interest expense line of credit (1)	2,849	438	1,750	661	—	—	—
Variable cash interest on swap agreements	3,344	972	2,473	(101)	—	—	—
Purchase obligations (2)	34,863	8,809	10,308	9,744	6,002	—	—
Other long-term liabilities	1,920	—	65	65	—	—	1,790
Earn-out payments (3)	1,120	—	545	575	—	—	—

	$1,393,506	$29,588	$91,215	$120,644	$571,018	$43,761	$537,280

(1)	We have variable-rate debt. The interest payments on our variable-rate debt are based on rates effective as of October 27, 2008.

(2)	Our purchase obligations consist primarily of supply purchase agreements related to our Medical Technology business and construction contracts primarily for animal hospitals.

(3)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.
Off-Balance Sheet Arrangements
     Other than operating leases as of September 30, 2008, we do not have any off-balance sheet financing arrangements.

Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. All of our interest rate swap agreements at September 30, 2008 qualify for hedge accounting and are summarized as follows:

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
Description of Indebtedness
     Senior Credit Facility
     At September 30, 2008, we had $523.6 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility. As mentioned previously, on October 1, 2008 we borrowed $35.0 million under our revolving credit facility.
     We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum. We pay interest on our revolving credit facility based upon Wells Fargo’s prime rate plus the margin of 0.50%.
     The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.
     Other Debt and Capital Lease Obligations
     At September 30, 2008, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $30.9 million.
Recent Accounting Pronouncements
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
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No 141, Business Combinations, and other U.S. generally accepted accounting principals (“GAAP”). The provisions of FSP FAS 142-3 will be effective for our company on January 1, 2009. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.

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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. The provisions of SFAS No. 157 as it related to our non-financial assets and liabilities will be effective for us on January 1, 2009. In accordance with the new standard, we have provided additional disclosures which are included in the discussion of our interest rate swap agreements included in our notes to consolidated financial statements. We are currently evaluating the impact of SFAS No. 157 with respect to our non-financial assets and liabilities on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2008, we had borrowings of $523.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$75.0	$100.0	$100.0
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. During the nine months ended September 30, 2008 we entered into an additional $100.0 million notional amount interest rate swap agreement. As a result, for every 1.0% increase in LIBOR we will pay an additional $2.4 million in pre-tax interest expense on an annualized basis for the unhedged portion of our senior term notes. Conversely for every 1.0% decrease in LIBOR we will save $2.4 million in pre-tax interest expense on an annualized basis. This represents a reduction of $0.2 million in both additional interest payments and interest savings in comparison to our estimate included in Item 7A of our 2007 Form 10-K.
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
ITEM 1A. RISK FACTORS
     The following should be considered in addition to the risk factors discussed under Part I, Item 1A in our Form 10-K for fiscal year ended December 31, 2007.
General economic conditions may continue to cause a decline in business and have a material adverse effect on our revenue and profitability.
     The continued financial crises and related economic uncertainty has had, and may continue to have, an impact on our revenue and our profitability. We have experienced a decline in the frequency of visits to our animal hospitals, the number of orders placed in our animal hospitals and the average revenue per requisition in our laboratories, each of which is due in part to present economic conditions. These factors have contributed to a decline in the rate of our Laboratory internal revenue growth and our Animal Hospital same-store revenue growth. While we continue to engage in cost control measures, a substantial amount of our expenses our fixed costs. If demand for our veterinary and laboratory services continues to decline, our operating results will be negatively impacted.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2008.

Date: November 7, 2008	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.