Form 10-K
period 2008-12-31
VCA ANTECH INC
filed 2009-02-27
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16783

VCA Antech, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4097995 (I.R.S. employer identification no.)
12401 West Olympic Boulevard, Los Angeles, California (Address of principal executive offices)	90064-1022 (Zip code)

(310) 571-6500
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008, was approximately $2.3 billion, computed by reference to the price of $27.78 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2008 was 82,405,158 shares.

Total common stock outstanding at February 25, 2009 was 84,708,169 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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

Company Overview

We are a leading national animal healthcare company operating in the United States and Canada. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to the veterinary market.

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 1,700 veterinarians and had over 6.6 million patient visits in 2008. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and during the 1990s established a position in the animal hospital and veterinary diagnostic laboratory markets through both internal growth and acquisitions. By December 31, 1999, our company operated a total of 194 animal hospitals and had built a laboratory network of 13 laboratories servicing animal hospitals in all 50 states. Subsequent to 1999, our company continued its growth by adding additional laboratories and through the acquisition of individually owned animal hospitals and the following animal hospital chains:

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

Industry Overview

According to American Pet Products Manufacturers Association, Inc. (“APPMA”), the United States population of companion animals in 2006 reached approximately 215 million, including about 163 million dogs and cats. APPMA estimates that over $21 billion was spent in the United States on pets in 2006 for veterinary care, supplies, medicine and boarding and grooming. The 2007-2008 APPMA National Pet Owners Survey indicated that the ownership of pets is widespread and growing with over 71 million, or 63%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 45 million households owned at least one dog and 38 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. For example, in 2008 over 99% of our Animal Hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 50,000 veterinarians practicing at the end of 2008 and over 22,000 companion animal hospitals operating at the end of 2006. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Medical Technology Industry

Veterinarians use radiography and ultrasound imaging equipment to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. Digital radiography imaging equipment utilizes high-frequency electromagnetic waves to capture x-ray images that are then digitized and stored in digital format. Ultrasound imaging equipment utilizes high-frequency sound waves and echoes to display a two-dimensional image of the tissue being examined. Veterinarians can display images created by digital radiography and ultrasound imaging equipment on computer monitors, manipulate the images, store them electronically and transmit them in digital format over the Internet with additional computer hardware and software.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our Animal Hospital, Laboratory and Medical Technology segments. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in the animal hospital and veterinary laboratory markets positions us to capitalize on favorable growth trends in the animal healthcare industry. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. Our Medical Technology segment seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established Animal Hospital and Laboratory infrastructure to continue to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from Animal Hospital and Laboratory customers. For example, given that our nationwide transportation network servicing our Laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Our Laboratory and the majority of our Animal Hospital operations utilize enterprise-wide management information systems. We believe that these common systems enable us to more effectively manage the key operating metrics that drive our business. With the aid of these systems, we seek to standardize pricing, expand the services our veterinarians provide, capture unbilled services and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our Animal Hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year with aggregate annual revenues of approximately $60.0 million to $70.0 million. Our overall acquisition strategy involves the identification of high-quality practices where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing animal hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Business Segments

We report our results of operations through three segments: Animal Hospital, Laboratory and Medical Technology.

Information regarding revenue and operating income, attributable to each of our segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 14, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2008, we operated 471 animal hospitals serving 39 states. Our Animal Hospital revenue accounted for 75%, 73% and 72% of total consolidated revenue in 2008, 2007 and 2006, respectively.

Services

In addition to general medical and surgical services, we offer specialized treatments for companion animals, including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. We also provide pharmaceutical products for use in the delivery of treatments by our veterinarians and pet owners. Many of our animal hospitals offer additional services, including grooming, bathing and boarding. We also sell specialty pet products at our animal hospitals, including pet food, vitamins, therapeutic shampoos and conditioners, flea collars and sprays, and other accessory products.

Animal Hospital Network

We seek to provide quality care in clean, attractive facilities that are generally open between 10 to 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square-foot, freestanding facility in an attractive location;

•	has annual revenue between $1.0 million and $2.5 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over ten years.

As of December 31, 2008, our nationwide network of freestanding, full-service animal hospitals had facilities located in the following states:

California	83	Oklahoma	7
Texas*	46	North Carolina*	6
Florida	31	Alaska	5
Washington*	31	Minnesota*	5
Massachusetts	25	New Mexico	5
New York*	24	Delaware	4
Pennsylvania	18	Hawaii	3
Illinois	17	Missouri	3
Virginia	17	Nebraska*	3
Connecticut	16	New Hampshire*	3
Arizona	14	Wisconsin	3
Indiana	13	Louisiana*	2
Colorado	11	South Carolina	2
Georgia	11	Vermont	2
New Jersey*	11	Alabama*	1
Maryland	10	Kentucky	1
Michigan*	10	Rhode Island*	1
Oregon*	10	Utah	1
Nevada	8	West Virginia*	1
Ohio	7

*	States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.

Marketing

We primarily direct our marketing efforts toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of HealthyPet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material made available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as wellness exams, vaccinations, dental screening and geriatric care. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Personnel

Our animal hospitals generally employ a staff of between 10 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, a hospital manager who supervises the day-to-day activities of the facility, and a small office staff.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 15 of our facilities, which train approximately 120 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

We seek to establish an environment that supports the veterinarian in the delivery of quality medicine and fosters professional growth through increased patient flow and a diverse case mix, continuing education, state-of-the-art equipment and access to specialists. We believe our animal hospitals offer attractive employment opportunities to veterinarians because of our professional environment, competitive compensation, management opportunities, employee benefits not generally available to a sole practitioner, flexible work schedules that accommodate personal lifestyles and the ability to relocate to different regions of the country.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 21%, 23% and 24% of total consolidated revenue in 2008, 2007 and 2006, respectively. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 10% of total Laboratory revenue in 2008 and 9% in both 2007 and 2006.

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

Laboratory Network

At December 31, 2008, we operated 44 veterinary diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full-testing menu;

•	secondary laboratories that are open 24 hours per day and offer a wide-testing menu servicing large metropolitan areas; and

•	short term assessment and treatment (“STAT”) laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

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

In 2008, we derived 74% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

We actively recruit qualified personnel and are committed to supporting continuing education for our professional staff. We have internal training programs for routine testing procedures to improve the skill level of our technicians and to improve the overall capacity of our existing staff. We sponsor various internship and certain other educational programs. These programs serve to build awareness of our company with students, who may seek employment with our company following graduation.

Medical Technology

Our Medical Technology segment sells digital radiography and ultrasound imaging equipment and related computer hardware, software and services, including consulting services and training, to the veterinary market. Our digital radiography and ultrasound imaging equipment are used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. We also have developed and license VetPACS, our proprietary software package that allows for the archival and communication of digital images, image manipulation, networking, case reporting and image and case transmission over the Internet. In addition, we have mobile imaging units that provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment. Our Medical Technology revenue accounted for 4% of consolidated revenue in 2008, 2007 and 2006.

Products and Services

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

Competition

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

Government Regulation

Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states we do not provide veterinary services or own veterinary practices. We provide management and other administrative services to veterinary practices located in these states. At December 31, 2008, we provided management services to 154 animal hospitals in 14 states under management agreements with the veterinary practices. In one of these states, we operated a mobile imaging service. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that state. As of December 31, 2008, we believe we are in compliance with these veterinary medicine laws.

In addition, all of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal hospitals are required to maintain valid state licenses to practice.

Our acquisitions may be subject to pre-merger or post-merger review by governmental authorities for anti-trust and other legal compliance. Adverse regulatory action could negatively affect our operations through the assessment of fines or penalties against us or the possible requirement of divestiture of one or more of our operations.

Employees

At December 31, 2008 we employed or managed on behalf of the professional corporations to which we provide services 9,000 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

Availability of Our Reports Filed with the Securities and Exchange Commission (“SEC”)

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

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our reports filed electronically with the SEC may be accessed on the SEC’s website www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330.

ITEM 1A.	RISK FACTORS

Various sections of this annual report contain forward-looking statements, all of which are based on current expectations and could be affected by the uncertainties and risk factors described below and throughout this annual report. Our actual results may differ materially from these forward-looking statements.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our profitability may decline.

Our success depends in part on our ability to increase our revenues and operating income through a balanced program of internal growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate occurring in the future. Our internal growth rate may decline and could become negative. Our Animal Hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 0.8% and 6.6% for 2004 through 2008, and remained flat in 2008. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 2.1% and 15.2% over the same years and was 2.1% in 2008. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenues and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

Changes in the demand for our products and services could negatively affect our operating results.

The frequency of visits to our animal hospitals has declined and may continue to decline. We believe that the frequency of visits is impacted by several trends in the industry, in addition to the continuing financial crisis. Client visits may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may also decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, demand for pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet.

General economic conditions may continue to cause a decline in business and have a material adverse effect on our revenue and profitability.

The continued financial crisis and related economic uncertainty has had, and may continue to have, an impact on our revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. We have experienced a decline in the frequency of visits to our animal hospitals, the number of orders placed in our animal hospitals and the average revenue per requisition in our laboratories, each of which is due in part to present economic conditions. These factors have contributed to a decline in our Animal Hospital same-store revenue growth and the rate of our Laboratory internal revenue growth. We have also experienced a decline in the number of orders received for our digital radiography equipment and we expect that this may continue as the financial crisis persists. Although we continue to engage in cost control measures, a substantial amount of our expenses are fixed costs. If demand for our veterinary and laboratory services continues to decline, or sales of our digital radiography equipment deteriorate, our operating results will be negatively impacted. In addition, declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow but could decrease our earnings, and our stock price could be adversely affected.

Additionally, many of the effects and consequences of the global financial crisis currently are unknown, and may have a material adverse effect on our liquidity and capital resources, including our ability to refinance our existing long-term debt, raise additional capital if needed, the ability of banks to honor draws on our credit facility, and may negatively impact our business and financial results.

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

Our operations depend, in some cases, on the ability of single source suppliers or a limited number of suppliers, to deliver products and supplies on a timely basis. Some of these suppliers are smaller companies with limited capital resources and some of the products that we purchase from these suppliers are proprietary, and, therefore, cannot be readily or easily replaced by alternative suppliers. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring products and/or supplies in the quantities and of the quality needed. Shortages in the availability of products and/or supplies for an extended period of time will disrupt our ability to deliver products and provide services in a timely manner, could result in the loss of customers, and could have a material adverse impact on our results of operations.

Difficulties integrating new acquisitions may impose substantial costs and cause other problems for us.

Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals and in some instances laboratories and related businesses. In 2008, we acquired 51 animal hospitals and four laboratories. In 2007, we acquired 73 animal hospitals and two laboratories, including 44 animal hospitals as part of the acquisition of Healthy Pet Corp. In 2006, we acquired 22 animal hospitals and three laboratories. We expect to continue our animal hospital acquisition program and if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenues and expenses. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.

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

Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional, multi-clinic practices. Also, regional pet care companies and some national companies, including operators of super-stores, are developing multi-regional networks of animal hospitals in markets in which we operate. Historically, when a competing animal hospital opens in proximity to one of our hospitals, we have reduced prices, expanded our facility, retained additional qualified personnel, increased our marketing efforts or taken other actions designed to retain and expand our client base. As a result, our revenue may decline and our costs may increase. In addition, shifts in the purchasing habits of networks of animal hospitals could result in limiting or discontinuing the use of our laboratories.

A significant component of our annual growth strategy includes the acquisition of independent animal hospitals with aggregate annual revenues of $60.0 million to $70.0 million. The competition for animal hospital acquisitions from small national and regional multi-clinic companies may cause us to increase the amount we pay to acquire additional animal hospitals and may result in fewer acquisitions than anticipated by our growth strategy. If we are unable to acquire a requisite number of animal hospitals annually or if our acquisition costs increase, we may be unable to effectively implement our growth strategy and realize anticipated economies of scale.

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

At December 31, 2008, our consolidated balance sheet reflected $922.1 million of goodwill and $35.6 million of other intangible assets, constituting a substantial portion of our total assets of $1.4 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value may result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. Upon completion of our regularly scheduled annual impairment review as of October 31, 2008, we concluded that the fair values of our reporting units exceeded their respective carrying values and accordingly, as of that date, our goodwill as reflected in our consolidated financial statements was not impaired. However, in the future we may incur impairment charges related to the goodwill and other intangible assets already recorded or arising out of future acquisitions.

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

At December 31, 2008, our debt consisted of:

•	$522.3 million in principal amount outstanding under our senior term notes; and

•	$30.3 million in principal amount outstanding under capital leases and other debt.

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

Any failure by the manufacturers of our medical imaging equipment, failure in our ability to develop functional and cost-effective software for our products, or any product malfunctions could result in a decline in customer purchases and a reduction in our revenue, demand and profitability.

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

We self-insure and use high retention or high-deductible insurance programs with regard to property risks, general, professional and employment practice liabilities, health benefits,

and workers’ compensation when the lack of availability and/or the high cost of commercially available insurance products do not render the transfer of this risk economically feasible. In the event that the frequency of losses we experience increases unexpectedly, the aggregate of those losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, while the insurance market continues to limit the availability of certain insurance products while increasing the costs of those products, we will continue to evaluate the levels of claims we include in our self-insured, self-insured retention and/or high-deductible insurance programs. Any increases to these programs increase our risk of exposure and therefore increases the risk of a possible material adverse effect on our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. Unforeseen catastrophic loss scenarios could prove our limits to be inadequate, and losses incurred in connection with the known claims we self-insure could be substantial. Either of these circumstances could materially adversely affect our financial and business condition.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

As the pet population continues to grow, the need for skilled veterinarians continues to increase. If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2008, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,100 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenues and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2008, we operated 154 animal hospitals in 14 states with these laws, including 46 in Texas, 31 in Washington and 24 in New York. In addition, our mobile imaging service also operates in one state with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that state.

All of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal hospitals are required to maintain valid state licenses to practice.

We may have to write-off certain capitalized software development costs.

We are currently in the process of internally developing software that will be used in our animal hospitals. Costs related directly to the software design, coding, testing and installation are capitalized and will be amortized over the expected life of the software when it is ready for its intended use. If we are unable to realize the benefits of internally developed software, we may be required to write-off a portion or all of the associated capitalized costs, which may have an adverse effect on our operating results in the period in which we incur the write-off.

The loss of Robert L. Antin, our Chairman, President and Chief Executive Officer, could materially and adversely affect our business.

We are dependent upon the management and leadership of our Chairman, President and Chief Executive Officer, Robert L. Antin. We have an employment contract with Mr. Antin that may be terminated at the option of Mr. Antin. We do not maintain any key man life insurance coverage for Mr. Antin. The loss of Mr. Antin could materially adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 27, 2009, we leased or owned facilities at 561 other locations that house our animal hospitals, laboratories and medical technology group. We own 153 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ Global Select Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low

Fiscal 2008 by Quarter
Fourth	$29.68	$14.17
Third	$33.45	$26.74
Second	$34.18	$26.78
First	$44.55	$26.55
Fiscal 2007 by Quarter
Fourth	$46.23	$40.34
Third	$42.90	$36.22
Second	$42.00	$35.96
First	$39.98	$31.54

At February 25, 2009, there were 196 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return of our common stock from December 31, 2003 to December 31, 2008. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	12/03	12/04	12/05	12/06	12/07	12/08

VCA Antech, Inc.	100.00	126.15	182.05	207.81	285.54	128.34
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

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

The following table provides our selected consolidated financial data as of and for each of the years in the five- year period ended December 31, 2008. The income statement and cash flow data and the other data for each of the three years ended December 31, 2008, and the balance sheet data as of December 31, 2008 and 2007 has been derived from our audited financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our audited financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Income Statement Data:
Animal Hospital revenue	$959,395	$844,344	$711,997	$607,565	$481,023
Laboratory revenue	304,952	295,695	258,345	222,064	200,441
Medical Technology revenue(1)	51,177	46,823	39,305	30,330	6,090
Intercompany	(38,054)	(30,717)	(26,334)	(20,293)	(13,465)

Total revenue	1,277,470	1,156,145	983,313	839,666	674,089
Direct costs	934,833	834,724	712,749	613,799	490,558

Gross profit(2)	342,637	321,421	270,564	225,867	183,531
Selling, general and administrative expense	90,727	86,877	78,020	66,185	48,257
Write-down and loss on sale of assets	234	1,323	17	441	59

Operating income(3)	251,676	233,221	192,527	159,241	135,215
Interest expense, net	28,559	29,503	24,240	25,043	25,492
Debt retirement costs	—	—	—	19,282	880
Other (income) expense	(97)	315	8	(122)	(338)

Income before minority interest and provision for income taxes	223,214	203,403	168,279	115,038	109,181
Minority interest in income of subsidiaries	4,011	3,755	3,100	3,109	2,558

Income before provision for income taxes	219,203	199,648	165,179	111,929	106,623
Provision for income taxes(4)	86,219	78,636	59,650	44,113	43,051

Net income	$132,984	$121,012	$105,529	$67,816	$63,572

Basic earnings per share	$1.57	$1.44	$1.27	$0.82	$0.78

Diluted earnings per share	$1.55	$1.41	$1.24	$0.81	$0.76

Weighted-average shares outstanding for basic earnings per share	84,455	83,893	83,198	82,439	81,794

Weighted-average shares outstanding for diluted earnings per share	85,700	85,716	84,882	83,996	83,361

	December 31,
	2008	2007	2006	2005	2004
		(In thousands, except percentages)

Other Financial Data:
Consolidated gross margin(2)	26.8%	27.8%	27.5%	26.9%	27.2%
Animal Hospital gross margin(2)	19.2%	19.3%	19.4%	19.5%	19.4%
Laboratory gross margin(2)	46.8%	48.4%	46.2%	44.5%	43.8%
Medical Technology gross margin(1)(2)	35.2%	33.9%	36.2%	31.1%	36.2%
Consolidated operating margin(3)	19.7%	20.2%	19.6%	19.0%	20.1%
Animal Hospital operating margin(3)	16.9%	16.6%	16.6%	16.7%	16.8%
Laboratory operating margin(3)	40.0%	41.7%	39.5%	38.2%	37.5%
Medical Technology operating margin(1)(3)	11.1%	9.1%	8.8%	1.3%	6.0%

Cash Flow Data:
Net cash provided by operating activities	$193,321	$170,376	$126,890	$115,100	$86,359
Net cash used in investing activities	$(212,711)	$(271,305)	$(87,732)	$(115,431)	$(149,869)
Net cash (used in) provided by financing activities	$(2,415)	$166,691	$(52,542)	$27,855	$77,237
Capital expenditures	$(55,045)	$(48,714)	$(35,316)	$(29,209)	$(23,954)

Balance Sheet Data (at period end):
Cash and cash equivalents	$88,959	$110,866	$45,104	$58,488	$30,964
Goodwill	$922,057	$821,967	$625,748	$586,444	$499,144
Total assets	$1,449,038	$1,286,711	$971,957	$898,405	$742,100
Long-term debt	$552,631	$560,180	$390,715	$452,712	$396,889
Total stockholders’ equity	$710,989	$568,384	$430,305	$308,751	$232,759

(1)	On October 1, 2004, we acquired Sound Technologies, Inc. (“STI”), a supplier of digital radiography and ultrasound imaging equipment to the veterinary industry.

(2)	In 2008 and 2007, our gross profit was favorably impacted by a $2.9 million and $3.2 million decrease in our estimated workers’ compensation insurance liability, respectively for prior year policy periods. This benefit impacted our consolidated gross margin, Animal Hospital gross margin, Laboratory gross margin and Medical Technology gross margin by 0.2%, 0.3%, 0.1% and 0.1%, respectively, in 2008 and by 0.3%, 0.3%, 0.2% and 0.1%, respectively, in 2007.

(3)	In 2008 and 2007, our operating income was favorably impacted by $3.3 million and $3.5 million, respectively for a decrease in our estimated workers’ compensation insurance liability for prior year policy periods. This benefit impacted our consolidated operating margin, Animal Hospital operating margin, Laboratory operating margin and Medical Technology operating margin by 0.3%, 0.3%, 0.2% and 0.1%, respectively in 2008 and 2007.

(4)	The 2006 provision for income taxes includes recognition of a $6.8 million tax benefit due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 27, 2009, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 27, 2009, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our reportable segments are as follows:

•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2008, our animal hospital network consisted of 471 animal hospitals in 39 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2008, our laboratory network consisted of 44 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.

The practice of veterinary medicine is subject to seasonal fluctuation. In particular, demand for veterinary services is significantly higher during the warmer months because pets spend a greater amount of time outdoors where they are more likely to be injured and are more susceptible to disease and parasites. In addition, use of veterinary services may be affected by levels of flea infestation, heartworms and ticks, and the number of daylight hours.

Executive Overview

We believe that, historically, the animal healthcare industry and our business had been relatively resistant to changes in the general economy, but not immune to them. However, the housing and liquidity crises have severely impacted consumer confidence in the U.S. and abroad and have resulted in an unprecedented decline in overall consumer demand. This slowdown began gradually in 2007 and continued to intensify in 2008 as the weakness spread to the broader U.S. economy. Accordingly, we have experienced declines in organic revenue growth rates. During the year ended December 31, 2008 we were able to achieve organic revenue growth rates of 0.8% and 2.1% in our Animal Hospital and Laboratory business segments. During the fourth quarter of 2008 our Animal Hospital and Laboratory organic revenue growth rates were negative 0.4% and negative 0.1%, respectively.

Our acquisition strategy helped mitigate the impact of the economy on our operating results. We increased our rate of acquisitions during the year which generated approximately 53.7% of our revenue growth. In addition, we implemented cost controls which enabled us to substantially maintain our profit margins as compared to prior years.

Looking forward to 2009, we plan to continue our overall growth strategy of acquiring individual animal hospitals and to maintain a strong emphasis on expense management.

Acquisitions and Facilities

Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2008, we acquired 51 independent animal hospitals with annual revenue of $118.0 million. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For The Years Ended December 31,
	2008	2007	2006

Animal hospitals:
Beginning of period	438	379	367
Acquisitions, excluding Healthy Pet in 2007(1)	51	29	22
Healthy Pet(1)	—	44	—
Acquisitions relocated into our existing animal hospitals	(13)	(7)	(5)
New facilities	1	—	—
Sold or closed	(6)	(7)	(5)

End of period	471	438	379

Laboratories:
Beginning of period	36	33	31
Acquisitions	4	2	3
Acquisitions relocated into our existing laboratories	(1)	(1)	(2)
New facilities	5	2	1

End of period	44	36	33

(1)	Healthy Pet was acquired on June 1, 2007.

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

The total purchase price for this acquisition was $181.5 million, consisting of: $151.7 million in cash paid to holders of Healthy Pet’s stock and debt; $17.7 million in assumed debt; $10.8 million in assumed liabilities; and $1.3 million paid for professional and other outside services.

In addition, we incurred integration costs of $1.6 million in 2007, primarily to operate Healthy Pet’s corporate office, which was closed in November 2007. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Critical Accounting Policies

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of all our accounting policies, including the accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements of this annual report on Form 10-K.

Revenue

Animal Hospital and Laboratory Revenue

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured.

Medical Technology Revenue

Our Medical Technology segment generates a majority of its revenue from the sale of digital radiography and ultrasound imaging equipment. We also generate revenue from: (i) licensing software; (ii) providing technical support and product updates on a when-and-if available basis related to our software, otherwise known as maintenance; (iii) providing professional services related to our equipment and software, including installations, on-site training, education services and extended warranty programs; and (iv) providing mobile imaging services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of our products and services.

The accounting for the sale of equipment is substantially governed by the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), and the sale of software licenses and related items is governed by Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), as amended. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:

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

Generally, at the time of delivery and installation of equipment the only undelivered item is the post-contract customer support (“PCS”). This obligation is contractually defined in both terms of scope and period. When we have established VSOE of fair value for the PCS, we recognize the revenue for these services on a straight-line basis over the period of support and we expense the costs of these services as they are incurred. We recognize revenue for the delivered elements under the residual method. When we have not established VSOE of fair value for the PCS, we defer all revenue, including revenue for the delivered elements, recognizing it on a straight-line basis over the period of support.

In the third quarter of 2005, we established VSOE of fair value for the undelivered elements for a majority of our sales arrangements by including renewal rates in the sales contracts for PCS. As a result, for transactions with defined renewal rates for PCS, we began recognizing revenue on the sale of our digital radiography imaging equipment, computer hardware and software at the time of delivery or installation and customer acceptance if required per the sale arrangement, and revenue from the PCS on a straight-line basis over the term of the support period. As of 2008, we had obtained sufficient historical pricing information to establish VSOE of fair value for the undelivered elements based upon the actual sales price of the PCS sold separately.

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

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2008 was $922.1 million, consisting of $807.2 million for our Animal Hospital segment, $95.7 million for our Laboratory segment and $19.2 million for our Medical Technology segment.

We test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). When SFAS No. 142 was issued in 2001, we adopted the end of December as our annual impairment testing date. During 2007, we elected to change our date to the end of October. An October 31 testing date allows us additional time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements. There were no impairment charges resulting from the October 31, 2008, October 31, 2007 or December 31, 2006 impairment tests. In addition, no events have occurred subsequent to the 2008 testing date which would indicate any impairment may have occurred.

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

Our estimated fair values are based on generally accepted valuation techniques consisting primarily of discounted cash flow techniques and market comparables. These valuation methods involve the use of significant assumptions and estimates.

If we identify a potential impairment in the first step, we are then required to measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit as determined in step one to the reporting unit’s net assets based on fair value as would be done in an acquisition. In this hypothetical acquisition, the residual estimated fair value after allocation to the reporting units identifiable net assets is the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the estimated fair value with a corresponding charge to earnings. However, if the estimated fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the estimated fair value.

Determining the fair value of the net assets of our reporting units under this step would require significant estimates.

In 2008, 2007 and 2006, we determined that the estimated fair value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of the goodwill for our reporting units was impaired. However, changes in our estimates, such as forecasted cash flows, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our Medical Technology reporting unit. The fair value of our Animal Hospital and Laboratory reporting units significantly exceeded their respective book value.

We test our goodwill for impairment whenever the current circumstances indicate an impairment may exist. We believe that as a result of the current economic environment the potential for a triggering event has increased with respect to our Medical Technology reporting unit. We will continue to closely monitor all pertinent indicators to determine whether or not the circumstances necessitate the need to record an impairment charge.

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

Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2008, we have a net deferred tax liability of $31.4 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our anticipated income tax rate would cause us to increase our net deferred tax liability balance by $765,000 with a corresponding charge to earnings.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. We did not have any unrecognized tax benefits on either the effective date of the pronouncement or December 31, 2008.

Self-Insured Liabilities

We self-insure and use high retention or high-deductible insurance programs for certain losses related to workers’ compensation and employee health claims. Our self-insured liabilities contain uncertainties because we are required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three years.

Workers’ Compensation Insurance

A majority of our workers’ compensation insurance policies are self-insured retention annual policies that begin on October 1st. The policies cover specific annual periods and are normally open for no longer than seven years after the period allowing claims for incidents occurring during the covered period to be submitted after the end of the policy year.

Under our workers’ compensation insurance policies, we are responsible for the first $250,000 in claim liability per individual occurrence and we are also subject to an aggregate limit. We use an internal review process to estimate claim liability based on actual and expected claims incurred and the estimated ultimate cost to settle the claims. Periodically, we review our assumptions and valuations to determine the adequacy of our self-insured liabilities. During the fourth quarter of 2008 and 2007, based upon our internal review, we revised our estimate of our claims liability resulting in a $2.0 million and $2.2 million favorable impact to our net earnings, respectively.

Health Insurance

With the exception of California employees enrolled in HMO plans, we are effectively self-insuring our employee health care benefit by retaining claims liability risk up to $150,000 per incident and an aggregate claim limit based on the number of employees enrolled in the plan per month. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on our claims experience, the number of employees enrolled in the program and the average time from when a claim is incurred to the time it is paid. In addition, we perform an analysis of our potential liability for open claims.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For The Years Ended December 31,
	2008	2007	2006

Revenue:
Animal Hospital	75.1%	73.0%	72.4%
Laboratory	23.9	25.6	26.3
Medical Technology	4.0	4.0	4.0
Intercompany	(3.0)	(2.6)	(2.7)

Total revenue	100.0	100.0	100.0
Direct costs	73.2	72.2	72.5

Gross profit	26.8	27.8	27.5
Selling, general and administrative expense	7.1	7.5	7.9
Write-down and loss on sale of assets	—	0.1	—

Operating income	19.7	20.2	19.6
Interest expense, net	2.3	2.6	2.5
Minority interest in income of subsidiaries	0.3	0.3	0.3

Income before provision for income taxes	17.1	17.3	16.8
Provision for income taxes	6.7	6.8	6.1

Net income	10.4%	10.5%	10.7%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		% of		% of		% of	% Change
	$	Total	$	Total	$	Total	2008	2007

Animal Hospital	$959,395	75.1%	$844,344	73.0%	$711,997	72.4%	13.6%	18.6%
Laboratory	304,952	23.9%	295,695	25.6%	258,345	26.3%	3.1%	14.5%
Medical Technology	51,177	4.0%	46,823	4.0%	39,305	4.0%	9.3%	19.1%
Intercompany	(38,054)	(3.0)%	(30,717)	(2.6)%	(26,334)	(2.7)%	23.9%	16.6%

Total revenue	$1,277,470	100.0%	$1,156,145	100.0%	$983,313	100.0%	10.5%	17.6%

Consolidated revenue increased $121.3 million in 2008 as compared to 2007, and $172.8 million in 2007 as compared to 2006. The increases in revenue were attributable to the combination of revenue from acquired animal hospitals, including Healthy Pet acquired on June 1, 2007 and to a lesser extent organic growth. Our Animal Hospital same-store revenue growth, adjusted for differences in business days, was 0.8% and 5.2% in 2008 and 2007, respectively. Our Laboratory internal revenue growth, adjusted for differences in billing days, was 2.1% and 13.5%, in 2008 and 2007, respectively. The decline in our revenue growth rates is due primarily to the aforementioned changes in our economic environment.

Gross Profit

The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2008	2007

Animal Hospital	$184,185	19.2%	$163,053	19.3%	$138,358	19.4%	13.0%	17.8%
Laboratory	142,783	46.8%	143,072	48.4%	119,449	46.2%	(0.2)%	19.8%
Medical Technology	18,028	35.2%	15,879	33.9%	14,213	36.2%	13.5%	11.7%
Intercompany	(2,359)	(6.2)%	(583)	(1.9)%	(1,456)	(5.5)%	304.6%	(60.0)%

Total gross profit	$342,637	26.8%	$321,421	27.8%	$270,564	27.5%	6.6%	18.8%

Consolidated gross profit increased $21.2 million in 2008 as compared to 2007, and $50.9 million in 2007 as compared to 2006. The increases in both periods were primarily due to the increase in consolidated revenue discussed above. Consolidated gross profit in 2008 was impacted by a decrease in consolidated gross margins as compared to 2007. This decrease was primarily attributable to a decline in Laboratory gross margin. Consolidated gross profit in 2007 was impacted by an increase in consolidated gross margins as compared to 2006. This increase was primarily attributable to an increase in our Laboratory gross margin, partially offset by a decrease in our Animal Hospital gross margin and an increase in Animal Hospital revenue as a percentage of our total consolidated revenue. Consolidated gross margins in 2008 and 2007 benefited from a decrease in workers’ compensation insurance expense of $2.9 million and $3.2 million, respectively, or 0.2% and 0.3% of revenue, respectively due to a reduction in our estimated workers’ compensation insurance liability for prior year policy periods.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense (“SG&A”) and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		% of		% of		% of	% Change
	$	Revenue	$	Revenue	$	Revenue	2008	2007

Animal Hospital	$22,142	2.3%	$21,562	2.6%	$20,232	2.8%	2.7%	6.6%
Laboratory	20,816	6.8%	19,648	6.6%	17,460	6.8%	5.9%	12.5%
Medical Technology	12,337	24.1%	11,528	24.6%	10,762	27.4%	7.0%	7.1%
Corporate	35,432	2.8%	34,139	3.0%	29,566	3.0%	3.8%	15.5%

Total SG&A	$90,727	7.1%	$86,877	7.5%	$78,020	7.9%	4.4%	11.4%

Consolidated selling, general and administrative expense increased $3.9 million in 2008 as compared to 2007 and increased $8.9 million in 2007 as compared to 2006, primarily due to growth in the size of our company as a result of acquisitions. Our selling, general and administrative expense as a percentage of revenue declined in both 2008 and 2007 due to the aforementioned increase in revenue combined with leverage. In addition to normal increases in selling, general and administrative expense to support the growth of our company, we incurred costs related to our entry into Canada and the development of new products in our Laboratory segment in 2008, and $1.6 million, or 0.1% of consolidated revenue in 2007, for integration costs in connection with operating Healthy Pet’s corporate office, which was closed in November 2007. These integration costs are included in corporate selling, general and administrative expense.

Operating Income

The following table summarizes our operating income (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		% of		% of		% of	% Change
	$	Revenue	$	Revenue	$	Revenue	2008	2007

Animal Hospital	$162,043	16.9%	$140,344	16.6%	$118,138	16.6%	15.5%	18.8%
Laboratory	121,970	40.0%	123,344	41.7%	101,981	39.5%	(1.1)%	20.9%
Medical Technology	5,662	11.1%	4,256	9.1%	3,451	8.8%	33.0%	23.3%
Corporate	(35,640)	(2.8)%	(34,140)	(3.0)%	(29,587)	(3.0)%	4.4%	15.4%
Eliminations	(2,359)	(6.2)%	(583)	(1.9)%	(1,456)	(5.5)%	304.6%	(60.0)%

Total operating income	$251,676	19.7%	$233,221	20.2%	$192,527	19.6%	7.9%	21.1%

The decrease in our operating margin in 2008 as compared to 2007 was primarily due to the aforementioned decrease in gross margin, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenue. The increase in our operating margin in 2007 as compared to 2006 was primarily due to both increasing revenues and our ability to leverage our existing cost structure.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For The Years Ended December 31,
	2008	2007	2006

Interest expense:
Senior term notes	$23,574	$31,915	$26,078
Revolving credit facility	205	—	—
Interest rate swap agreements	5,519	(1,536)	(1,542)
Capital leases and other	2,121	2,158	1,414
Amortization of debt costs	469	368	361

	31,888	32,905	26,311
Interest income	3,329	3,402	2,071

Total interest expense, net of interest income	$28,559	$29,503	$24,240

The decrease in interest expense in 2008 as compared to 2007 was primarily attributable to a decrease in the weighted average interest rate partially offset by a higher outstanding average balance related to the additional borrowings incurred in 2007 referred to below.

The increase in interest expense in 2007 as compared to 2006 was primarily attributable to additional senior term notes in the amount of $160.0 million borrowed under our senior credit facility on June 1, 2007, and an increase in the weighted average interest rate. These factors were partially offset by principal repayments, including $60.0 million of voluntary debt repayments throughout 2006.

Other (Income) Expense

Other (income) expense relates primarily to non-cash gains or losses pertaining to the changes in the time value of our interest rate swap agreements.

Minority Interest in Income of Subsidiaries

Minority interest in income of subsidiaries represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly own.

Provision for Income Taxes

Our effective tax rate was 39.3%, 39.4% and 36.1% in 2008, 2007 and 2006, respectively. The effective tax rate for 2006 reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

Segment Results

Animal Hospital Segment

The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2008	2007

Revenue	$959,395		$844,344		$711,997		13.6%	18.6%
Gross profit	$184,185	19.2%	$163,053	19.3%	$138,358	19.4%	13.0%	17.8%

Animal Hospital revenue increased $115.1 million in 2008 as compared to 2007, and $132.3 million in 2007 as compared to 2006. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2008 Comparative Analysis			2007 Comparative Analysis
	For The Years Ended December 31,
	2008	2007	% Change	2007	2006	% Change

Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	5,169	5,412	(4.5)%	5,138	5,164	(0.5)%
Average revenue per order(3)	$146.18	$138.51	5.5%	$139.80	$132.26	5.7%

Same-store revenue(1)	$755,691	$749,607	0.8%	$718,224	$683,012	5.2%
Business day adjustment(4)	1,704	—		—	—
Net acquired revenue(5)	202,000	94,737		126,120	28,985

Total	$959,395	$844,344	13.6%	$844,344	$711,997	18.6%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2008 business day adjustment reflects the impact of one additional business day in 2008 as compared to 2007.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was

January 1, 2007 for the 2008 Comparative Analysis and January 1, 2006 for the 2007 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Our business strategy continues to emphasize comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. Over the last few years, we have experienced a decline in Animal Hospital revenue from the sale of pet-related products, which we believe are now widely available in retail stores and other distribution channels. In addition, there has been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently. These trends have resulted in a decrease in lower-priced orders and an increase in higher-priced orders. However, during 2008 we experienced a decrease in both lower and higher-priced orders as a result of the current economic environment.

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

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. Historically, these lower gross margins, in the aggregate, have been favorably impacted subsequent to the acquisition by improvements in Animal Hospital revenue, increased operating leverage and our integration efforts. The lower gross margins from our acquired hospitals have been largely offset by increasing same-store gross margins which have resulted primarily from the implementation of cost controls during 2008. Accordingly, our Animal Hospital gross margin of 19.2%, 19.3% and 19.4% in 2008, 2007 and 2006, respectively have remained relatively flat.

Our Animal Hospital same-store gross margin in 2008, 2007 and 2006 was 20.2%, 19.8% and 19.6%, respectively. The increase in the same-store gross margin is primarily attributable to the aforementioned implementation of cost controls. In 2008 and 2007, our same-store animal hospitals benefited from a $2.5 million and $2.6 million, respectively, or 0.3% of same-store revenue, decrease in our estimated workers’ compensation insurance liability recognized during the fourth quarters of 2008 and 2007. Excluding the impact related to the workers’ compensation insurance benefit, our same-store gross margin still improved in 2008 as compared to 2007, however declined in 2007 as compared to 2006 primarily as a result of an increase in labor and health insurance costs.

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2008	2007

Revenue	$304,952		$295,695		$258,345		3.1%	14.5%
Gross profit	$142,783	46.8%	$143,072	48.4%	$119,449	46.2%	(0.2)%	19.8%

Laboratory revenue increased $9.3 million in 2008 as compared to 2007, and $37.4 million in 2007 as compared to 2006. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2008 Comparative Analysis			2007 Comparative Analysis
	For The Years Ended December 31,
			%			%
	2008	2007	Change	2007	2006	Change

Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,887	12,577	2.5%	12,448	11,061	12.5%
Average revenue per requisition(2)	$23.43	$23.51	(0.3)%	$23.48	$23.28	0.9%

Total internal revenue(1)	$301,878	$295,695	2.1%	$292,249	$257,522	13.5%
Billing day adjustment(3)	1,443	—		—	823
Acquired revenue(4)	1,631	—		3,446	—

Total	$304,952	$295,695	3.1%	$295,695	$258,345	14.5%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2008 billing day adjustment in the 2008 Comparative Analysis and the 2006 billing day adjustment in the 2007 Comparative Analysis reflect the impact of differences in the number of billing days in 2008 and 2006 as compared to 2007.

(4)	Acquired revenue in both the 2008 and 2007 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

The increase in requisitions from internal growth is the result of a continued trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. This trend is driven by an increase in the number of specialists in the veterinary industry relying on diagnostic testing, the increased focus on diagnostic testing in veterinary schools and general increased awareness through ongoing marketing and continuing education programs provided by us, pharmaceutical companies and other service providers in the industry. Also contributing to the year-over-year increase in the number of requisitions in 2007 as compared to 2006 was testing related to the pet food recall that occurred in March and April of 2007.

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

The change in the average revenue per requisition is attributable to many factors including changes in the mix, performing lower-priced tests historically performed at the veterinary hospitals, and a decrease in higher-priced tests which has resulted from the current economic environment. The decline in the average revenue per requisition in 2008 as compared to 2007 was partially offset by price increases which ranged from 3% to 4% in both February 2008 and February 2007.

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

The decrease in Laboratory gross margin in 2008 compared to 2007 was primarily due to the combination of the decline in our revenue growth, relative to increasing transportation costs, in addition to costs incurred in advance of projected revenue related to our expansion into Canada. The increase in Laboratory gross margin in 2007 as compared to 2006 was primarily attributable to increases in Laboratory revenue combined with operating leverage associated with our Laboratory business. Our operating leverage comes from the incremental margins we realize on additional tests ordered by the same client, as well as when more comprehensive tests are ordered. We are able to benefit from these incremental margins due to the relative fixed cost nature of our Laboratory business.

Medical Technology Segment

The following table summarizes revenue and gross profit for the Medical Technology segment (in thousands, except percentages):

	For The Years Ended December 31,
	2008		2007		2006
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2008	2007

Revenue	$51,177		$46,823		$39,305		9.3%	19.1%
Gross profit	$18,028	35.2%	$15,879	33.9%	$14,213	36.2%	13.5%	11.7%

Medical Technology revenue increased $4.4 million in 2008 as compared to 2007, which was primarily attributable to revenue recognized on sales of our small animal digital radiography imaging equipment and customer service revenue, including warranties. The increase was partially offset by a decrease in revenue recognized on sales of our equine digital radiography and ultrasound imaging equipment. We believe the business life cycle for ultrasound equipment is maturing and accordingly, the demand for these types of products and services may continue to decline in the near term.

Medical Technology revenue increased $7.5 million in 2007 as compared to 2006, which was primarily attributable to revenue recognized on sales of our digital radiography and ultrasound imaging equipment. The increase in revenue from our digital radiography imaging equipment was primarily due to the structure of certain sales agreements in the prior year that resulted in more revenue being deferred in 2006 as compared to 2007. We recognize revenue on deferred sales ratably over a period ranging from one to five years. These deferred transactions are further discussed above in Critical Accounting Policies.

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

Medical Technology gross profit increased $2.1 million in 2008 as compared to 2007 due to an increase in revenue as discussed above combined with an increase in gross margin. The increase in gross margin was primarily due to a shift in the mix of products and services sold. Specifically, revenue from the sale of small animal digital radiography imaging equipment, which has a higher gross margin, increased as a percentage of our total Medical Technology revenue while revenue from the sale of equine digital radiography imaging and ultrasound imaging equipment, which have lower gross margins, decreased as a percentage of our total Medical Technology revenue. With respect to our overall digital radiography sales, as a result of the current economic environment customers are purchasing more machines with less functionality or our standard configuration. This has also resulted in the increase in margins, as the average cost per unit has declined to a greater degree than the average revenue per unit. There was also an increase in revenue related to warranties sold, which has a higher gross margin, due to an overall increase in units installed year over year.

Medical Technology gross profit increased $1.7 million in 2007 as compared to 2006 and Medical Technology gross margin decreased to 33.9% in 2007 as compared to 36.2% in 2006. The decrease in gross margin was primarily the result of an increase in material costs related to the sale of our digital radiography imaging equipment. In 2007 we implemented a strategic shift in our pricing model in an effort to mitigate the effects of increasing competition by providing better value to our customers through additional functionality.

Intercompany Revenue

Laboratory revenue in 2008, 2007 and 2006 included intercompany revenue of $31.1 million, $27.6 million and $22.6 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue in 2008, 2007, and 2006 included intercompany revenue of $6.9 million, $3.2 million, and $3.8 million, respectively that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Inflation

Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with Zoasis Corporation

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. Arthur J. Antin, our Chief Operating Officer, owns a 10% interest in Zoasis. We purchased services of $2.1 million, $1.8 million and $1.9 million in 2008, 2007, and 2006, respectively. The pricing of these services is comparable to prices paid by us to independent third parties for similar services. Beginning in late 2006, in connection with a sublease for office space located in the Zoasis corporate office, we paid rent to Zoasis of $45,000, $54,000 and $18,000 in 2008, 2007 and 2006, respectively. The lease expired in August 2007 and continued on a month-to-month basis through October 2008, at which time the lease was terminated. The rent under this sublease was comparable to the rent we pay for similar spaces.

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP, or Akin. Akin provided legal services to us during 2008, 2007 and 2006. The amount paid by our company to Akin for these legal services was $600,000, $1.2 million and $550,000 in 2008, 2007 and 2006, respectively.

Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. We believe pricing for pharmaceutical products is no more than prices paid by us to independent third parties for similar products. We believe the pricing is comparable to normal market pricing. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $22.7 million in 2008. We did not purchase any products from VetSource in either 2007 or 2006.

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

At December 31, 2008, our consolidated cash and cash equivalents totaled $89.0 million, representing a decrease of $21.9 million as compared to the prior year. We spent $212.7 million on acquisitions, investments and capital expenditures during the year. In addition, cash flows generated from operating activities totaled $193.3 million in 2008, representing an increase of $22.9 million as compared to the prior year.

We have historically funded our working capital requirements, capital expenditures and investment in individual animal hospital and laboratory acquisitions from internally generated cash flows and we expect to do so in the future. In an attempt to partially mitigate our risk of any inability to access our lines of credit, on October 1, 2008 we borrowed $35.0 million under our revolving credit facility. These funds were repaid in total on November 13, 2008. As of December 31, 2008, we have access to an unused $75.0 million revolving credit facility, which allows us to maintain further operating and financial flexibility. Historically, we have been able to obtain cash from other borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

Future Cash Flows

Short-term

In 2007, we borrowed $160.0 million in senior term notes under our senior credit facility to fund our acquisition of Healthy Pet. Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital and laboratory acquisitions from internally generated cash flow. We anticipate that our cash on hand, net cash provided by operations and our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions during this period, we may seek additional debt or equity financing.

In 2009, we expect to spend $60.0 million to $70.0 million related to the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2009 through February 27, 2009, we spent $10.7 million in connection with the acquisition of five animal hospitals. In addition, we expect to spend approximately $80.0 million in 2009 for both property and equipment additions and capital costs necessary to maintain our existing facilities.

Long-term

Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business and acquisitions in accordance with our growth strategy. The scheduled payments on our long-term obligations are included in our contractual obligations table below. In addition to the scheduled payments on our senior term notes, we are required to make mandatory prepayments in the event we have excess cash flow. Pursuant to the terms of our senior credit facility, mandatory prepayments are due on our senior term notes equal to 75% of any excess cash flow at the end of 2009 and 2010. As of December 31, 2008, we were not required to make any payments related to excess cash flows. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments.

We do not expect that our long-term cash flow from operations will be sufficient to repay our long-term debt which is due in 2011. We expect that we will need to refinance such indebtedness, amend its terms to extend the maturity dates, or issue common stock in our company. Our management cannot make any assurances that such refinancing or amendments, if necessary, will be available on attractive terms, if at all.

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2008, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

At December 31, 2008, we had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2008, we had a leverage ratio of 1.86 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For The Years Ended December 31,
	2008	2007	2006

Cash provided by (used in):
Operating activities	$193,321	$170,376	$126,890
Investing activities	(212,711)	(271,305)	(87,732)
Financing activities	(2,415)	166,691	(52,542)
Effect of currency exchange rate charges on cash and cash equivalents	(102)	—	—

(Decrease) increase in cash and cash equivalents	(21,907)	65,762	(13,384)
Cash and cash equivalents at beginning of year	110,866	45,104	58,488

Cash and cash equivalents at end of year	$88,959	$110,866	$45,104

Cash Flows from Operating Activities

Net cash provided by operating activities increased $22.9 million in 2008 as compared to 2007. This increase was due primarily to additional cash generated from acquired businesses and improved operating performance, partially offset by changes in working capital and an increase in cash paid for taxes of $5.1 million.

Net cash provided by operating activities increased $43.5 million in 2007 as compared to 2006. This increase was due primarily to improved operating performance, additional cash generated from acquired businesses, and changes in working capital, partially offset by an increase in cash paid for interest of $6.8 million.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For The Years Ended December 31,			Variance
Investing Cash Flows:	2008	2007	2006	2008	2007

Acquisition of independent animal hospitals and laboratories	$(123,129)	$(57,990)	$(48,388)	$(65,139)	$(9,602)
Acquisition of Healthy Pet	—	(154,871)	—	154,871	(154,871)
Other	(3,573)	(2,662)	(2,096)	(911)	(566)

Total cash used for acquisitions(1)	(126,702)	(215,523)	(50,484)	88,821	(165,039)
Property and equipment additions(2)	(55,045)	(48,714)	(35,316)	(6,331)	(13,398)
Real estate acquired with acquisitions(3)	(17,593)	(7,962)	(2,872)	(9,631)	(5,090)
Proceeds from sale of assets	1,775	1,674	598	101	1,076
Other(4)	(15,146)	(780)	342	(14,366)	(1,122)

Net cash used in investing activities	$(212,711)	$(271,305)	$(87,732)	$58,594	$(183,573)

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A detailed discussion of our acquisitions is provided above in the Executive Overview.

(2)	The increases in cash used to acquire property and equipment was primarily due to costs related to maintaining the quality or expanding our existing animal hospital and laboratory facilities, including certain technology related initiatives aimed at creating operational efficiencies.

(3)	The increase in cash used to acquire real estate was due primarily to an increase in the number of favorable opportunities presented.

(4)	The increase in cash used for other investing activities was primarily due to investments made related to our expansion into Canada and other markets.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For The Years Ended December 31,			Variance
Financing Cash Flows:	2008	2007	2006	2008	2007

Repayment of long-term obligations(1)	$(7,790)	$(8,238)	$(65,414)	$448	$57,176
Proceeds from long-term obligations(2)	—	160,000	—	(160,000)	160,000
Borrowings on revolving credit facility	35,000	—	—	35,000	—
Repayment on revolving credit facility	(35,000)	—	—	(35,000)	—
Payment of financing costs	—	(926)	—	926	(926)
Proceeds from stock options exercises(3)	3,606	7,989	6,227	(4,383)	1,762
Excess tax benefits from stock options(3)	1,769	7,866	6,645	(6,097)	1,221

Net cash (used in) provided by financing	$(2,415)	$166,691	$(52,542)	$(169,106)	$219,233

(1)	During 2006, we prepaid of a portion of our senior term notes in the amount of $60.0 million.

(2)	The decrease in proceeds from the issuance of long-term obligations and payment of financing costs is due to funds borrowed in 2007 related to the acquisition of Healthy Pet on June 1, 2007.

(3)	The number of stock option exercises has declined in comparison to prior years. Accordingly, there has been a decline in the amount of excess tax benefits as well.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2008 (in thousands):

	Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations:	Total	1 year	years	years	5 years

Long-term debt	$524,176	$6,119	$517,941	$116	$—
Capital lease obligations	28,455	1,652	4,272	4,859	17,672
Operating leases	693,883	41,480	81,888	80,607	489,908
Fixed cash interest expense	11,896	2,181	3,217	2,453	4,045
Variable cash interest expense term B(1)	24,088	10,204	13,884	—	—
Variable cash interest on swap agreements	9,790	9,445	345	—	—
Purchase obligations(2)	33,162	16,816	16,346	—	—
Other long-term liabilities	1,568	65	65	—	1,438
Earn-out payments(3)	1,870	745	1,050	75	—

	$1,328,888	$88,707	$639,008	$88,110	$513,063

(1)	We have variable-rate debt. The interest payments on our variable-rate debt are based on rates effective as of December 31, 2008.

(2)	Our purchase obligations consist primarily of supply purchase agreements related to our Medical Technology business and construction contracts primarily for animal hospitals.

(3)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2008, we do not have any off-balance sheet financing arrangements.

Interest Rate Swap Agreements

We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. The impact of these interest rate swap agreements has been factored into our future contractual cash requirements table above. All of our interest rate swap agreements at December 31, 2008 qualify for hedge accounting and are summarized as follows:

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

Description of Indebtedness

Senior Credit Facility

At December 31, 2008, we had $522.3 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum. We pay interest on our revolving credit facility based upon Wells Fargo’s prime rate plus the margin of 0.50%.

The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010.

Other Debt and Capital Lease Obligations

At December 31, 2008, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $30.3 million.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 140-4 and FASB Interpretation (“FIN”) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require enhanced disclosures about transfers of financial assets and interests in variable interest entities. We adopted FSP FAS 140-4 and FIN 46R-8 on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46R-8 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 will not change the accounting or disclosure requirement for the financial statements. The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The provisions of SFAS No. 162 became effective on November 15, 2008 and did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principals (“GAAP”). We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 will change the disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133. The additional disclosures will require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. We adopted SFAS No. 141R on January 1, 2009 and the statement will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements upon adoption, however we expect this statement will have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new standard will significantly change the accounting for transactions with minority interest holders. We adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements upon adoption, however we expect this statement will have a significant effect on the accounting for noncontrolling interests from January 1, 2009 forward.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. We adopted SFAS No. 157 on January 1, 2009 for our non-financial assets and non-financial liabilities, which did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, we had borrowings of $522.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount (in millions)	$50.0	$75.0	$100.0	$100.0
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparties	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo

These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. If LIBOR increases 1% from December 31, 2008 the additional annual interest expense will amount to $2.7 million net of the effect of swap agreements. A similar increase in LIBOR in fiscal 2007 would have resulted in $2.6 million in additional interest expense net of the effect of swap agreements. If LIBOR decreases 1% from December 31, 2008 the annual interest expense savings will amount to $2.7 million net of the effect of swap agreements. A similar decrease in LIBOR in fiscal 2007 would have resulted in a $2.6 million decrease in interest expense net of the effect of swap agreements.

In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VCA ANTECH, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2008. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.

February 27, 2009

/s/  Robert L. Antin
Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer

/s/  Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer,
Vice President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts as listed in the index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited VCA Antech, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VCA Antech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 27, 2009

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$88,959	$110,866
Trade accounts receivable, less allowance for uncollectible accounts of $11,025 and $10,940 at December 31, 2008 and 2007, respectively	43,453	42,650
Inventory	26,631	25,517
Prepaid expenses and other	18,800	15,307
Deferred income taxes	15,938	14,402
Prepaid income taxes	5,287	8,160

Total current assets	199,068	216,902
Property and equipment, net	263,443	214,020
Other assets:
Goodwill	922,057	821,967
Other intangible assets, net	35,645	22,373
Notes receivable, net	12,893	3,493
Deferred financing costs, net	1,067	1,537
Other	14,865	6,419

Total assets	$1,449,038	$1,286,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$7,771	$7,886
Accounts payable	26,087	28,092
Accrued payroll and related liabilities	42,840	38,341
Other accrued liabilities	46,424	42,074

Total current liabilities	123,122	116,393
Long-term obligations, less current portion	544,860	552,294
Deferred income taxes	47,331	28,197
Other liabilities	9,890	11,236
Minority interest	12,846	10,207
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
Stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,633 and 84,335 shares outstanding as of December 31, 2008 and 2007, respectively	85	84
Additional paid-in capital	308,674	296,037
Accumulated earnings	408,582	275,598
Accumulated other comprehensive loss	(6,352)	(3,335)

Total stockholders’ equity	710,989	568,384

Total liabilities and stockholders’ equity	$1,449,038	$1,286,711

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	For The Years Ended December 31,
	2008	2007	2006

Revenue	$1,277,470	$1,156,145	$983,313
Direct costs	934,833	834,724	712,749

Gross profit	342,637	321,421	270,564
Selling, general and administrative expense	90,727	86,877	78,020
Write-down and loss on sale of assets	234	1,323	17

Operating income	251,676	233,221	192,527
Interest expense	31,888	32,905	26,311
Interest income	3,329	3,402	2,071
Other (income) expense	(97)	315	8

Income before minority interest and provision for income taxes	223,214	203,403	168,279
Minority interest in income of subsidiaries	4,011	3,755	3,100

Income before provision for income taxes	219,203	199,648	165,179
Provision for income taxes	86,219	78,636	59,650

Net income	$132,984	$121,012	$105,529

Basic earnings per share	$1.57	$1.44	$1.27

Diluted earnings per share	$1.55	$1.41	$1.24

Weighted-average shares outstanding for basic earnings per share	84,455	83,893	83,198

Weighted-average shares outstanding for diluted earnings per share	85,700	85,716	84,882

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Accumulated	Income
	Shares	Amount	Capital	Earnings	(Loss)	Total

Balances, December 31, 2005	82,759	$83	$258,402	$49,057	$1,209	$308,751
Net income	—	—	—	105,529	—	105,529
Unrealized gain on hedging instruments, net of tax	—	—	—	—	323	323
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	(910)	(910)
Share-based compensation	—	—	3,071	—	—	3,071
Exercise of stock options	801	1	6,226	—	—	6,227
Tax benefit from stock options exercised	—	—	7,314	—	—	7,314

Balances, December 31, 2006	83,560	84	275,013	154,586	622	430,305
Net income	—	—	—	121,012	—	121,012
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(3,025)	(3,025)
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	(932)	(932)
Share-based compensation	—	—	4,586	—	—	4,586
Exercise of stock options	775	—	7,989	—	—	7,989
Tax benefit from stock options exercised	—	—	8,449	—	—	8,449

Balances, December 31, 2007	84,335	84	296,037	275,598	(3,335)	568,384
Net income	—	—	—	132,984	—	132,984
Foreign currency translation adjustment	—	—	—	—	(730)	(730)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(239)	(239)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(5,390)	(5,390)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	3,342	3,342
Share-based compensation	—	—	7,176	—	—	7,176
Exercise of stock options	298	1	3,605	—	—	3,606
Tax benefit from stock options exercised	—	—	1,856	—	—	1,856

Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$710,989

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For The Years Ended December 31,
	2008	2007	2006

Net income	$132,984	$121,012	$105,529
Other comprehensive (loss) income:
Foreign currency translation adjustments	(730)	—	—
Unrealized loss on foreign currency	(391)	—	—
Tax benefit	152	—	—
Unrealized (loss) gain on hedging instruments	(8,825)	(4,931)	532
Tax benefit (expense)	3,435	1,906	(209)
Losses (gains) on hedging instruments reclassified to income	5,472	(1,547)	(1,499)
Tax (benefit) expense	(2,130)	615	589

Other comprehensive loss	(3,017)	(3,957)	(587)

Total comprehensive income	$129,967	$117,055	$104,942

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$132,984	$121,012	$105,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,911	27,049	22,242
Amortization of debt issue costs	470	368	361
Provision for uncollectible accounts	5,187	5,053	5,923
Write-down and loss on sale of assets	234	1,323	17
Share-based compensation	7,176	4,586	3,071
Minority interest in income of subsidiaries	4,011	3,755	3,100
Distributions to minority interest partners	(3,987)	(3,388)	(3,514)
Deferred income taxes	22,581	10,940	7,688
Excess tax benefits from exercise of stock options	(1,769)	(7,866)	(6,645)
Other	101	(115)	(949)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,674)	(2,687)	(12,308)
Inventory, prepaid expenses and other assets	(6,981)	(4,712)	(8,594)
Accounts payable and other accrued liabilities	(2,515)	7	2,989
Accrued payroll and related liabilities	4,863	1,154	3,733
Income taxes	4,729	13,897	4,247

Net cash provided by operating activities	193,321	170,376	126,890

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(126,702)	(215,523)	(50,484)
Real estate acquired in connection with business acquisitions	(17,593)	(7,962)	(2,872)
Property and equipment additions	(55,045)	(48,714)	(35,316)
Proceeds from sale of assets	1,775	1,674	598
Other	(15,146)	(780)	342

Net cash used in investing activities	(212,711)	(271,305)	(87,732)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	For The Years Ended December 31,
	2008	2007	2006

Cash flows (used in) provided by financing activities:
Repayment of long-term obligations	(7,790)	(8,238)	(65,414)
Proceeds from the issuance of long-term obligations	—	160,000	—
Borrowings on revolving credit facility	35,000	—	—
Repayment on revolving credit facility	(35,000)	—	—
Payment of debt issue costs	—	(926)	—
Proceeds from issuance of common stock under stock option plans	3,606	7,989	6,227
Excess tax benefits from exercise of stock options	1,769	7,866	6,645

Net cash (used in) provided by financing activities	(2,415)	166,691	(52,542)

Effect of currency exchange rate changes on cash and cash equivalents	(102)	—	—

(Decrease) increase in cash and cash equivalents	(21,907)	65,762	(13,384)
Cash and cash equivalents at beginning of year	110,866	45,104	58,488

Cash and cash equivalents at end of year	$88,959	$110,866	$45,104

Supplemental disclosures of cash flow information:
Interest paid	$31,432	$32,632	$25,868
Income taxes paid	$58,909	$53,800	$54,521
Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$128,346	$246,368	$53,900
Cash paid for acquisitions	(126,702)	(215,523)	(50,484)

Liabilities assumed	$1,644	$30,845	$3,416

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), and veterinary medical technology (“Medical Technology”).

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2008, we operated 471 animal hospitals throughout 39 states.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2008, we operated 44 laboratories of various sizes located strategically throughout the United States and Canada.

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

We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing or holding themselves out as providers of veterinary services. At December 31, 2008, we operated 154 animal hospitals in 14 of these states. In these states, we provide administrative and support services to the veterinary medical groups. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

We have determined that the veterinary medical groups are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests in these veterinary medical groups, in aggregate with the variable interests held by our related parties, absorb the majority of the expected losses and residual returns of the veterinary medical groups. Based on these determinations, we consolidated the veterinary medical groups in our consolidated financial statements. The result of the consolidation is an increase in both revenue and direct costs by an equal amount, thus there is no impact on our operating income, net income, earnings per share or cash flows.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

c.	Revenue and Related Cost Recognition

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and

•	collectibility is reasonably assured or probable for certain Medical Technology revenues.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our Animal Hospital, Laboratory and Medical Technology business units, at the time services are rendered.

•	For the sale of merchandise at our animal hospitals, when delivery of the goods has occurred.

•	For services provided by our Medical Technology business unit under defined support and maintenance contracts, on a straight-line basis over the contract period, recognizing costs as incurred; these services include, but are not limited to, technical support, when-and-if available product updates for software and extended warranty coverage.

•	For the sale of our digital radiography imaging equipment, ultrasound imaging equipment, software and hardware systems at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement. However, in certain circumstances, we defer this revenue as discussed below.

We account for revenue in our Medical Technology business as follows, depending upon the item sold:

•	Digital radiography imaging equipment and all of its related computer equipment, our proprietary software and services in addition to any other computers sold with our proprietary software are accounted for under Statement of Position No. 97-2, Software Revenue Recognition, as amended. Our digital radiography imaging equipment is accounted for under this literature because our proprietary software is more than incidental to the functionality of the equipment.

•	All other items, including the accounting for ultrasound imaging equipment, are accounted for pursuant the general revenue recognition rules of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue using a relative fair value basis.

We defer revenue for certain transactions in our Medical Technology business as follows:

•	We defer revenue for pre-paid services such as our consulting, education services or post-contract customer support (“PCS”) and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

•	We defer revenue for equipment sales when we lack vendor specific objective evidence of fair value for PCS elements and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.

As a result, we have deferred revenue and costs at December 31, 2008 and 2007 consisting of the following (in thousands):

	2008	2007

Deferred equipment revenue(1)	$5,881	$7,475
Deferred fixed-priced support or maintance contract revenue	1,384	1,231
Other deferred revenue(2)	2,159	2,296

Total deferred revenue	9,424	11,002
Less current portion included in other accrued liabilities	7,303	7,018

Long-term portion of deferred revenue included in other liabilities	$2,121	$3,984

Current portion of deferred costs included in prepaid expenses and other	$2,190	$1,864
Long-term portion of deferred costs included in other assets	1,013	1,988

Total deferred costs(3)	$3,203	$3,852

(1)	Represents amounts billed or received for sales arrangements that include equipment, hardware, software and PCS.

(2)	Represents amounts billed or received in advance for services.

(3)	Represents costs related to equipment, hardware and software included in deferred equipment revenue.

d.	Direct Costs

Direct costs are comprised of all service and product costs, including but not limited to, salaries of veterinarians, technicians and other hospital-based and laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses and costs of goods sold.

e.	Cash and Cash Equivalents

We consider only highly liquid investments with original maturities of less than 90 days to be cash equivalents. We maintain balances in our bank accounts that are in excess of FDIC insured levels.

f.	Inventory

Our inventory consists primarily of finished goods and includes imaging equipment, pet food and products and medical supplies. It is valued at the lower of cost or market using the first-in, first-out method and is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

g.	Property and Equipment

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2008, 2007 and 2006 was $25.9 million, $22.7 million and $18.6 million, respectively.

Property and equipment at December 31, 2008 and 2007 consisted of (in thousands):

	2008	2007

Land	$39,286	$30,155
Building and improvements	83,484	71,395
Leasehold improvements	85,861	68,147
Furniture and equipment	141,771	122,811
Software	10,572	11,954
Buildings held under capital leases	19,954	19,954
Equipment held under capital leases	783	782
Construction in progress	20,163	13,706

Total property and equipment	401,874	338,904
Less — accumulated depreciation and amortization	(138,431)	(124,884)

Total property and equipment, net	$263,443	$214,020

Accumulated amortization on building and equipment held under capital leases amounted to $2.7 million and $1.8 million at December 31, 2008 and 2007, respectively.

h.	Operating Leases

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

i.	Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we have determined that we have three reporting units, Animal Hospital, Laboratory and Medical Technology, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired.

When SFAS No. 142 was issued in 2001, we adopted the end of December as our annual impairment testing date. During 2007, we elected to change our date to the end of October. An October 31st testing date allows us additional time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements. There was no impairment charge resulting from the regularly scheduled October 31, 2008 impairment test.

The following table presents the changes in the carrying amount of our goodwill for 2008 and 2007 (in thousands):

	Animal Hospital	Laboratory	Medical Technology	Total

Balance as of January 1, 2007	$511,278	$95,310	$19,160	$625,748
Goodwill acquired	200,904	34	—	200,938
Goodwill related to minority interests	753	—	—	753
Other(1)	(5,472)	—	—	(5,472)

Balance as of December 31, 2007	707,463	95,344	19,160	821,967
Goodwill acquired	104,088	323	—	104,411
Goodwill related to minority interests	2,673	—	—	2,673
Other(1)	(7,021)	27	—	(6,994)

Balance as of December 31, 2008	$807,203	$95,694	$19,160	$922,057

(1)	Other includes purchase price adjustments, earn-out payments and the contribution of assets in return for a minority interest in a partially-owned subsidiary. During 2008, we recorded adjustments to goodwill for a $2.3 million refund received related to Healthy Pet’s working capital calculation and $2.5 million for the release of a deferred tax valuation reserve related to the Pet’s Choice acquisition.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

j.	Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2008 and 2007, as follows (in thousands):

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-contractual customer relationships	$26,412	$(3,689)	$22,723	$12,992	$(2,755)	$10,237
Covenants not-to-compete	16,195	(8,001)	8,194	13,487	(6,928)	6,559
Favorable lease asset	4,689	(629)	4,060	5,594	(1,019)	4,575
Technology	1,270	(1,076)	194	1,270	(822)	448
Trademarks	699	(251)	448	582	(185)	397
Client lists	84	(58)	26	137	(51)	86
Contracts	—	—	—	380	(309)	71

Total	$49,349	$(13,704)	$35,645	$34,442	$(12,069)	$22,373

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual customer relationships	4 to 25 years
Covenants not-to-compete	3 to 10 years
Favorable lease asset	1 to 14 years
Technology	5 years
Trademarks	10 years
Client lists	3 years
Contracts	2 to 4 years

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For The Years Ended
	December 31,
	2008	2007	2006

Aggregate amortization expense	$6,052	$4,318	$3,597

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2008 is as follows (in thousands):

2009	$7,024
2010	6,213
2011	5,416
2012	4,534
2013	2,500
Thereafter	9,958

Total	$35,645

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

k.	Income Taxes

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). We did not have any unrecognized tax benefits on either the effective date of the pronouncement or December 31, 2008. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

l.	Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances of $0 and $77,000 at December 31, 2008 and 2007, respectively. The notes bear interest at rates varying from 3.9% to 8.0% per annum.

m.	Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.4 million and $947,000 at December 31, 2008 and 2007, respectively.

n.	Fair Value of Financial Instruments and Concentration of Risk

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

o.	Derivative Instruments

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

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $17.5 million, $14.0 million and $11.5 million for 2008, 2007 and 2006, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $2.1 million, $2.3 million and $2.1 million for 2008, 2007 and 2006, respectively.

q.	Insurance and Self-Insurance

We use a combination of insurance and self-insurance with high retention or high-deductible provisions for a number of risks, including workers’ compensation, general liability, property insurance and our health benefits.

Liabilities associated with these risks are estimated at fair value on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

r.	Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2008 and 2007 were $114,000 and $95,000, respectively.

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

	For Years Ended December 31,
	2008	2007	2006

Net income	$132,984	$121,012	$105,529

Weighted average common shares outstanding:
Basic	84,455	83,893	83,198
Effect of dilutive potential common stock:
Stock options	1,131	1,755	1,684
Non-vested shares	114	68	—

Diluted	85,700	85,716	84,882

Basic earnings per common share	$1.57	$1.44	$1.27

Diluted earnings per common share	$1.55	$1.41	$1.24

For the years ended December 31, 2008, 2007 and 2006, potential common shares of 51,462, 4,400 and 39,341, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

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

Our company’s share-based employee compensation plans are described further in Note 9., Share-Based Compensation.

u.	New Accounting Standards

In December 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 140-4 and FASB Interpretation (“FIN”) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. We adopted FSP FAS 140-4 and FIN 46R-8 on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46R-8 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 will not change the accounting or disclosure requirement for the financial statements. The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The provisions of SFAS No. 162 became effective on November 15, 2008 and did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principals (“GAAP”). We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 will change the disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133. The additional disclosures will require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. We adopted SFAS No. 141R on January 1, 2009 and the statement will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements upon adoption, however we expect this statement will have a significant effect on how acquisition transactions subsequent to January 1, 2009 are reflected in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 will change the accounting and

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new standard will significantly change the accounting for transactions with minority interest holders. We adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements upon adoption, however we expect this statement will have a significant effect on the accounting for noncontrolling interests from January 1, 2009 forward.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. We adopted SFAS No. 157 on January 1, 2009 for our non-financial assets and non-financial liabilities, which did not have a material impact on our consolidated financial statements.

v.	Reclassifications

Certain prior year balances have been reclassified to conform to the 2008 financial statement presentation.

3.	Related Party Transactions

a.	Transactions with Zoasis

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. We purchased services of $2.1 million, $1.8 million and $1.9 million for 2008, 2007 and 2006, respectively. Arthur J. Antin, our Chief Operating Officer, owns a 10% interest in Zoasis. We believe the pricing of these services is comparable to prices paid by us to independent third parties for similar services. Beginning in late 2006, in connection with a sublease for office space located in the Zoasis corporate office, we paid rent to Zoasis of $45,000, $54,000 and $18,000 in 2008, 2007 and 2006, respectively. The lease expired in August 2007 and continued on a month-to-month basis through October 2008, at which time the lease was terminated. We believe the rent under this sublease was comparable to the rent we pay for similar spaces. The rental payments were included in the total expenditures mentioned above.

In 2003, we entered into an agreement with Zoasis pursuant to which we acquired all of Zoasis’ right, title, and interest in and to certain software in exchange for all our preferred stock of Zoasis then held by us. Concurrent with the purchase of the software, we granted to Zoasis a limited royalty-free, non-exclusive license to this software in exchange for Zoasis providing certain support for the software. Both we and Zoasis have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software is hosted at our expense at a third-party hosting facility for the benefit of both parties.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Related Party Transactions, continued

b.	Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP, or Akin. Akin provided legal services to us during 2008, 2007 and 2006. The amount paid by our company to Akin for these legal services was $600,000, $1.2 million and $550,000 in 2008, 2007 and 2006, respectively.

c.	Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. We believe pricing for pharmaceutical products is no more than prices paid by us to independent third parties for similar products. We believe the pricing is comparable to normal market pricing. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $22.7 million in 2008. We did not purchase any products from VetSource in either 2007 or 2006.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented, we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For Years Ended December 31,
	2008	2007	2006

Animal hospitals:
Acquisitions, excluding Healthy Pet in 2007(1)	51	29	22
Healthy Pet(1)	—	44	—
Acquisitions relocated into our existinganimal hospitals	(13)	(7)	(5)

	38	66	17

Laboratories:
Acquisitions	4	2	3
Acquisitions relocated into our existing laboratories	(1)	(1)	(2)

	3	1	1

(1)	Healthy Pet Corp. (“Healthy Pet”) was acquired on June 1, 2007.

Animal Hospital and Laboratory Acquisitions, excluding Healthy Pet

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding Healthy Pet, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2008	2007	2006

Consideration:
Cash	$123,129	$57,990	$48,388
Notes payable and other liabilities assumed	6,683	2,849	5,327

Total	$129,812	$60,839	$53,715

Allocation of the Purchase Price:
Tangible assets	$4,954	$2,662	$4,944
Identifiable intangible assets	20,447	2,906	9,176
Goodwill(1)	104,411	55,271	39,595

Total	$129,812	$60,839	$53,715

(1)	We expect that $81.2 million, $45.7 million and $34.1 million of the goodwill recognized in 2008, 2007 and 2006, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $17.6 million for the year ended December 31, 2008.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions, continued

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

We acquired Healthy Pet for a purchase price of $181.5 million. The final purchase price and the valuation of the net assets acquired were completed during 2008. The following table summarizes the purchase price and the allocation of the purchase price (in thousands):

Purchase Price:
Cash paid to holders of Healthy Pet stock and debt, net of cash acquired	$151,755
Cash paid for professional services	1,263
Debt and capital leases assumed	17,680
Other liabilities assumed(1)	10,835

Total	$181,533

Allocation of the Purchase Price:
Tangible assets	$33,333
Identifiable intangible assets(2)	5,999
Goodwill(3)	142,201

Total	$181,533

(1)	Includes liabilities for our plan to eliminate duplicate functions and to close certain animal hospitals (net of cash received from the closure plan of $136,000).

(2)	Includes customer relationships, covenants not to compete, and favorable lease assets.

(3)	We expect that $58.4 million of goodwill will be fully deductible for income tax purposes.

In addition, we incurred integration costs of $1.6 million primarily to operate Healthy Pet’s corporate office, which was closed in 2007. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

Other Acquisition Payments

We paid $3.0 million, $1.9 million and $2.0 million in 2008, 2007 and 2006, respectively, to sellers for the unused portion of holdbacks. See Note 10.d., Holdbacks, for additional information.

We paid $538,000, $50,000 and $135,000 in 2008, 2007 and 2006, respectively, for earn-out payments. We recorded goodwill in the same amount as the earn-out payments, which we expect will be fully deductible for tax purposes. See Note 10.c., Earn-out Payments, for additional information.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2008	2007

Accrued workers’ compensation insurance	$4,436	$6,051
Deferred revenue	7,303	7,018
Interest rate swap liability	8,899	5,827
Other	25,786	23,178

	$46,424	$42,074

6.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2008 and 2007 (in thousands):

		2008	2007

Senior term notes	Notes payable, maturing in 2011, secured by assets, variable interest rate (weighted-average interest rate of 4.4% and 6.8% in 2008 and 2007, respectively)	$522,282	$527,675

Revolving credit	Revolving line of credit, maturing in 2010, secured by assets, variable interest rate	—	—

Secured seller notes	Notes payable, various maturities through 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 9.0% to 10.0%	1,163	1,195

Unsecured debt	Notes payable, various maturities through 2010, various interest rates ranging from 2.0% to 7.3%	731	1,095

	Total debt obligations	524,176	529,965

	Capital lease obligations	28,455	30,215

		552,631	560,180

	Less — current portion	(7,771)	(7,886)

		$544,860	$552,294

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Obligations, continued

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2008 are presented below (in thousands):

	Debt	Capital Lease
	Obligations	Obligations	Total

2009	$6,119	$1,652	$7,771
2010	5,922	2,095	8,017
2011	512,019	2,177	514,196
2012	80	2,356	2,436
2013	36	2,503	2,539
Thereafter	—	17,672	17,672

Total	$524,176	$28,455	$552,631

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

The revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. On October 1, 2008 we borrowed $35.0 million under our revolving credit facility for general corporate purposes. These borrowings were repaid in total on November 13, 2008. At December 31, 2008, we had no borrowings outstanding under our revolving credit facility.

Since entering into our senior credit facility in May 2005, we have prepaid a portion of our senior term notes in 2005 and 2006 in the amount of $35.0 million and $60.0 million, respectively. We did not prepay any portion of our senior term notes in 2007 or 2008.

Interest Rate on Senior Term Notes.  In general, borrowings under our senior credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin of 0.75% per annum for the senior term notes existing from January 2005 to May 2005 and a margin of 0.50% per annum for the senior term notes existing since May 2005; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 1.75% per annum for the senior term notes existing from January 2005 to May 2005 and a margin of 1.50% per annum for the senior term notes existing since May 2005.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Obligations, continued

Interest Rate on Revolving Credit Facility.  In general, borrowings under our revolving credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus a margin of 0.50% per annum; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 1.50% per annum.

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

	For Years Ending December 31,
	2009	2010	2011	2012	2013

Senior term notes	$5,393	$5,393	$511,496	$—	$—

Pursuant to the terms of the senior credit facility, mandatory prepayments are due on the senior term notes equal to 75% of any excess cash flow at the end of 2009 and 2010. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty. As of December 31, 2008 we were not required to make any payments related to excess cash flow.

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

Debt Covenants.  The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2008, we had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 1.86 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

Interest Rate Swap Agreements

We have entered into interest rate swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current LIBOR and the same set notional principal amounts. The purpose of these

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Obligations, continued

hedges is to offset the variability of cash flows due to our outstanding variable rate debt under our senior term notes. A summary of these agreements is as follows:

Interest Rate Swap Agreements

Fixed interest rate	5.51%	4.95%	5.34%	2.64%
Notional amount	$50 million	$75 million	$100 million	$100 million
Effective date	6/20/2006	4/30/2007	6/11/2007	2/12/2008
Expiration date	6/30/2009	4/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes	Yes

The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	For Years Ended December 31,
	2008	2007	2006

Cash paid (received)(1)	$5,472	$(1,547)	$(1,499)
Recognized (gain) loss from ineffectiveness(2)	$(97)	$425	$8

(1)	Our interest rate swap agreements effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. The above table depicts both cash payments to and receipts from the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized (gains) losses are included in other expense (income) in our consolidated income statements.

7.	Fair Value of Financial Instruments

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

Long-Term Debt.  We believe the carrying values of our variable-rate debt at December 31, 2008 and December 31, 2007 are not reasonable estimates of fair value due to changes in the credit markets during 2007 and 2008. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value of Financial Instruments, continued

The following table reflects the carrying value and fair values of our long-term debt (in thousands):

	As of December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$522,282	$499,025	$527,675	$513,749

Interest Rate Swap Agreements.  On January 1, 2008, we adopted the applicable provisions of SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, our adoption of SFAS No. 157 was limited to our financial assets and liabilities, which consist of our interest rate swap agreements.

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

SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. SFAS No. 157 establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value of Financial Instruments, continued

The following table reflects the fair value as defined by SFAS No. 157, of our interest rate swap agreements which are measured on a recurring basis (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable	Unobservable
		for Identical Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

At December 31, 2008
Interest rate swap agreements:
Prepaid expenses and other	$—	$—	$—	$—

Other accrued liabilities	$(8,899)	$—	$(8,899)	$—

At December 31, 2007
Interest rate swap agreements:
Prepaid expenses and other	$185	$—	$185	$—

Other accrued liabilities	$(5,827)	$—	$(5,827)	$—

8.	Dividends

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

Stock Incentive Plans

At December 31, 2008, there were stock options and non-vested shares outstanding under our existing stock incentive plans. We maintain three plans, the 1996 Stock Incentive Plan, the 2001 Stock Incentive Plan and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2008, the maximum aggregate number of shares of common stock that may be issued under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 6,597,435 shares of common stock. The maximum aggregate number of shares of common stock issuable under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from two to four years, and outstanding options typically expire between five and ten years from the date of grant.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation, continued

Stock Option Activity

A summary of our stock option activity for 2008 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2008	4,432	$16.57
Granted	1,124	17.04
Exercised	(296)	12.18
Forfeited/Canceled	(24)	22.97

Outstanding at December 31, 2008	5,236	$16.89	3.3	$15,648

Exercisable at December 31, 2008	4,105	$16.83	2.9	$12,525

Expected to vest at December 31, 2008	1,080	$17.12	4.8	$2,979

The weighted-average grant-date fair value of our stock options granted during 2008 and 2006 was $5.85 and $10.97, respectively. There were no stock options granted during 2007. The aggregate intrinsic value of our stock options exercised during 2008, 2007 and 2006 was $5.8 million, $23.0 million and $19.0 million, respectively. The actual tax benefit realized on options exercised during 2008, 2007 and 2006 was $2.2 million, $8.9 million and $7.3 million, respectively. The total fair value of options vested during 2008, 2007 and 2006 was $3.1 million, $1.8 million and $3.2 million, respectively.

The following table summarizes information about the options outstanding at December 31, 2008 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
		Weighted-Avg.
		Remaining
	Number	Contractual	Weighted-Avg.	Number	Weighted-Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$0.50	72	1.7	$0.50	72	$0.50
$6.26 - $7.97	1,033	3.9	$7.01	1,033	$7.01
$15.33 - $30.70	4,131	3.2	$19.65	3,000	$20.60

	5,236			4,105

At December 31, 2008, there was $6.0 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over three years.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation, continued

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the fair value of those options granted during 2008 and 2006:

	For Years Ended December 31,
	2008	2006

Expected volatility(1)	36.9%	35.5%
Weighted-average volatility(1)	37.0%	35.5%
Expected dividends	0.0%	0.0%
Expected term(2)	4.4 years	4.3 years
Risk-free rate(3)	2.8%	5.0%

(1)	In 2006, we estimated the volatility of our common stock on the date of grant based on historical volatility. In 2008, we estimated the volatility of our common stock on the date of grant based on using both historical and implied volatilities.

(2)	The expected term represents the period of time that we expect the options to be outstanding. In 2006, we estimated the expected term based on the simplified method permitted under Staff Accounting Bulletin No. 107, Disclosure about Fair Value of Financial Instruments. In 2008, we estimated the expected term based on the output from a Monte Carlo simulation model.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost that has been charged against income for stock options was $1.7 million, $1.9 million and $3.1 million for 2008, 2007 and 2006, respectively. The corresponding income tax benefit recognized in the income statement was $0.6 million, $0.7 million and $1.2 million for 2008, 2007 and 2006, respectively.

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The non-vested stock awards to employees and executives generally vest as follows: 25% on the second anniversary of the grant date; 50% on the third anniversary of the grant date; and 25% on the fourth anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. Total compensation expense related to non-vested stock awards was $5.5 million and $2.7 million in 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $2.1 million and $1.1 million for 2008 and 2007, respectively. We did not recognize any expense related to non-vested stock awards in 2006. As of December 31, 2008 there was $14.6 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Compensation, continued

average period of 2.7 years. A summary of our non-vested stock activity for 2008 is as follows (in thousands, except per share amounts):

		Weighted-
		Average Fair
		Value
	Shares	Per Share

Outstanding at January 1, 2008	352,832	$32.90
Granted	420,445	$30.31
Vested	(2,667)	$40.59
Forfeited/Canceled	(46,375)	$30.55

Outstanding at December 31, 2008	724,235	$31.52

During 2008, we granted 420,445 shares of non-vested common stock, 177,000 of which were issued to certain of our executives and contained performance conditions. The performance-based awards provide that the number of shares that will ultimately vest will be between 0% and 100% of the total granted based upon the attainment of performance targets. Assuming continued service through each vesting date, these awards vest in three installments as follows: 25% in March 2010, 50% in March 2011 and 25% in March 2012.

10.	Commitments and Contingencies

a.	Leases

We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

The future minimum lease payments on operating leases at December 31, 2008, including renewal option periods, are as follows (in thousands):

2009	$41,480
2010	41,122
2011	40,766
2012	40,562
2013	40,045
Thereafter	489,908

Total	$693,883

Rent expense totaled $42.7 million, $36.9 million and $32.0 million in 2008, 2007 and 2006, respectively. Rental income totaled $490,000, $543,000 and $761,000 in 2008, 2007, and 2006, respectively.

b.	Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $33.2 million of products and services through 2011.

c.	Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies, continued

the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $1.9 million.

d.	Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2008 and 2007 were $4.9 million and $2.2 million, respectively, and are included in other accrued liabilities.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For The Years Ended December 31,
	2008	2007	2006

Federal:
Current	$52,696	$56,917	$42,631
Deferred	19,736	9,299	6,458

	72,432	66,216	49,089

State:
Current	10,942	10,779	9,331
Deferred	2,845	1,641	1,230

	13,787	12,420	10,561

	$86,219	$78,636	$59,650

The net deferred income tax assets (liabilities) at December 31, 2008 and 2007 is comprised of the following (in thousands):

	December 31,
	2008	2007

Current deferred income tax assets:
Accounts receivable	$4,186	$4,109
State taxes	3,539	1,059
Other liabilities and reserves	6,166	7,360
Other assets	807	780
Inventory	1,240	1,094

Total current deferred income tax assets	$15,938	$14,402

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$19,067	$26,670
Write-down of assets	1,216	1,216
Start-up costs	333	333
Other assets	21,648	20,176
Intangible assets	(82,489)	(68,392)
Property and equipment	(9,285)	(4,360)
Unrealized loss on investments	1,950	1,950
Share-based compensation	4,837	2,344
Valuation allowance	(4,608)	(8,134)

Total non-current deferred income tax liabilities, net	$(47,331)	$(28,197)

At December 31, 2008, we had Federal net operating loss (“NOL”) carryforwards of approximately $47.8 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2028. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes, continued

ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment-related expenditures where the realization of the benefits is not more likely than not to occur.

Our effective tax rate was 39.3%, 39.4% and 36.1% in 2008, 2007 and 2006, respectively. The effective tax rate for 2006 reflects a tax benefit in the amount of $6.8 million recognized during the first quarter of 2006 due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2008	2007	2006

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.1	3.9	4.3
Reduction in Federal tax liability	—	—	(3.4)
Miscellaneous	0.2	0.5	0.2

	39.3%	39.4%	36.1%

12.	Minority Interests

We own some of our animal hospitals in partnerships with minority interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record minority interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. Minority interest in income of subsidiaries was $4.1 million, $3.8 million and $3.1 million in 2008, 2007 and 2006, respectively. In addition, we reflect our minority partners’ cumulative share in the equity of the respective partnerships as minority interests in our consolidated balance sheets. At December 31, 2008 and 2007, minority interest was $12.8 million and $10.2 million, respectively.

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. These obligations are considered liabilities because of the certainty of the event. As a result we valued these liabilities at fair value as of the date of partnership formation. At December 31, 2008 and 2007, these liabilities were $1.4 million and $1.8 million, respectively and are included in other liabilities in our consolidated balance sheets.

13.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.2 million, $1.1 million and $2.0 million in 2008, 2007 and 2006, respectively.

14.	Lines of Business

Our reportable segments are Animal Hospital, Laboratory and Medical Technology. These segments are strategic business units that have different services, products, and/or functions. Our segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Lines of Business, continued

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2, Summary of Significant Accounting Policies. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total

2008
External revenue	$959,395	$273,830	$44,245	$—	$—	$1,277,470
Intercompany revenue	—	31,122	6,932	—	(38,054)	—

Total revenue	959,395	304,952	51,177	—	(38,054)	1,277,470
Direct costs	775,210	162,169	33,149	—	(35,695)	934,833

Gross profit	184,185	142,783	18,028	—	(2,359)	342,637
Selling, general and administrative expense	22,142	20,816	12,337	35,432	—	90,727
Write-down and loss on sale of assets	—	(3)	29	208	—	234

Operating income (loss)	$162,043	$121,970	$5,662	$(35,640)	$(2,359)	$251,676

Depreciation and amortization	$21,837	$7,329	$1,479	$1,857	$(591)	$31,911
Capital expenditures	$40,489	$12,995	$620	$2,620	$(1,679)	$55,045
Total assets at December 31, 2008	$1,069,963	$194,164	$42,839	$150,891	$(8,819)	$1,449,038

2007
External revenue	$844,344	$268,132	$43,669	$—	$—	$1,156,145
Intercompany revenue	—	27,563	3,154	—	(30,717)	—

Total revenue	844,344	295,695	46,823	—	(30,717)	1,156,145
Direct costs	681,291	152,623	30,944	—	(30,134)	834,724

Gross profit	163,053	143,072	15,879	—	(583)	321,421
Selling, general and administrative expense	21,562	19,648	11,528	34,139	—	86,877
Write-down and loss on sale of assets	1,147	80	95	1	—	1,323

Operating income (loss)	$140,344	$123,344	$4,256	$(34,140)	$(583)	$233,221

Depreciation and amortization	$17,671	$6,416	$1,590	$1,758	$(386)	$27,049
Capital expenditures	$32,210	$11,222	$726	$5,524	$(968)	$48,714
Total assets at December 31, 2007	$934,366	$178,846	$54,954	$125,173	$(6,628)	$1,286,711

2006
External revenue	$711,997	$235,781	$35,535	$—	$—	$983,313
Intercompany revenue	—	22,564	3,770	—	(26,334)	—

Total revenue	711,997	258,345	39,305	—	(26,334)	983,313
Direct costs	573,639	138,896	25,092	—	(24,878)	712,749

Gross profit	138,358	119,449	14,213	—	(1,456)	270,564
Selling, general and administrative expense	20,232	17,460	10,762	29,566	—	78,020
Write-down and loss on sale of assets	(12)	8	—	21	—	17

Operating income (loss)	$118,138	$101,981	$3,451	$(29,587)	$(1,456)	$192,527

Depreciation and amortization	$14,595	$4,644	$1,452	$1,753	$(202)	$22,242
Capital expenditures	$23,359	$9,054	$615	$3,914	$(1,626)	$35,316
Total assets at December 31, 2006	$671,975	$167,363	$53,161	$85,533	$(6,075)	$971,957

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2007 and ending December 31, 2008 (in thousands):

	2008 Quarter Ended				2007 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$303,169	$332,035	$334,434	$307,832	$284,158	$306,537	$300,305	$265,145
Gross profit	$73,872	$88,768	$96,966	$83,031	$69,321	$86,302	$89,878	$75,920
Operating income	$50,934	$66,675	$74,030	$60,037	$47,807	$63,674	$67,415	$54,325
Net income	$25,691	$35,774	$40,317	$31,202	$24,623	$32,229	$35,847	$28,313
Basic earnings per common share	$0.30	$0.42	$0.48	$0.37	$0.29	$0.38	$0.43	$0.34
Diluted earnings per common share	$0.30	$0.42	$0.47	$0.36	$0.29	$0.38	$0.42	$0.33

The quarters ended December 31, 2008 and 2007 include the benefit of a $3.3 million and $3.5 million decrease, respectively to our estimated workers’ compensation insurance liability. The decrease in our workers’ compensation liability impacted 2008 and 2007 gross profit by $2.9 million and $3.2 million, respectively and impacted 2008 and 2007 net income by $2.0 million and $2.2 million, respectively.

Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our Animal Hospital and Laboratory revenue historically has been greater in the second and third quarters than in the first and fourth quarters.

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

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007

Assets:
Notes receivable, net	$—	$—
Investment in subsidiaries	687,780	557,813

Total assets	$687,780	$557,813

Liabilities:
Intercompany receivable	$(23,209)	$(10,571)
Stockholders’ equity:
Common stock	85	84
Additional paid-in capital	308,674	296,037
Accumulated earnings	408,582	275,598
Accumulated other comprehensive loss	(6,352)	(3,335)

Total stockholders’ equity	710,989	568,384

Total liabilities and stockholders’ equity	$687,780	$557,813

The accompanying notes are an integral part of these condensed financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Write-down and loss on sale of assets	—	—	—

Operating income	—	—	—
Interest income, net	—	—	(1)
Equity interest in income of subsidiaries	132,984	121,012	105,528

Income before minority interest and provision for income taxes	132,984	121,012	105,529
Minority interest in income of subsidiaries	—	—	—

Income before provision for income taxes	132,984	121,012	105,529
Provision for income taxes	—	—	—

Net income	$132,984	$121,012	$105,529

The accompanying notes are an integral part of these condensed financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$132,984	$121,012	$105,529
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(132,984)	(121,012)	(105,528)
Increase in intercompany receivable	(3,606)	(7,989)	(6,228)

Net cash used in operating activities	(3,606)	(7,989)	(6,227)

Cash flows provided by investing activities:
Other	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	3,606	7,989	6,227

Net cash provided by financing activities	3,606	7,989	6,227

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

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

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2008, 2007 and 2006, VCA did not receive any cash dividends from its consolidated subsidiaries.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End
	Period	Expenses	Write-offs	Other(1)	of Period

Year ended December 31, 2008
Allowance for uncollectible accounts(2)	$11,017	$5,187	$(5,889)	$710	$11,025
Year ended December 31, 2007
Allowance for uncollectible accounts(2)	$11,253	$5,053	$(6,033)	$744	$11,017
Year ended December 31, 2006
Allowance for uncollectible accounts(2)	$9,509	$5,923	$(4,703)	$524	$11,253

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2009 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2009 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2009 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2009 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2009 annual meeting of stockholders and is incorporated herein by this reference.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS — See Item 8 of this annual report on Form 10-K.

All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(3)	EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3		Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4		Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to the Registrant’s quarterly report on Form 10-Q filed August 6, 2004.
4.1		Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1		Credit & Guaranty Agreement, dated as of May 16, 2005, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 18, 2005.
10.2		First Amendment to the Credit and Guaranty Agreement, dated as of February 17, 2006, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 22, 2006.
10.3		Second Amendment to the Credit and Guaranty Agreement, dated as of June 1, 2007, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2007.
10.4		Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.5		Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert L. Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.6		Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.
10	.7*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.8*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.9*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.10*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

Number		Exhibit Description

10	.11*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.12*	Letter Agreement, dated as of April 25, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.
10	.13*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.13 to the Registrant’s annual report on Form 10-K filed March 1, 2007.
10	.14*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.15 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.15*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.16*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.17*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.18*	Summary of Executive Officer Compensation. Incorporated by reference to the description set forth under the heading “Annual Base Salaries” in Item 5.02 to the Registrant’s current report on Form 8-K filed December 28, 2007.
10	.19*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.
10.20		Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.21		2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.22		VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.23		Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.24		Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.25		Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.26		Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.
10.27		Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1		Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1		Subsidiaries of Registrant.

Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

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

Signature		Title	Date

/s/ Robert L. Antin Robert L. Antin		Chairman of the Board, President and Chief Executive Officer	February 27, 2009

/s/ Tomas W. Fuller Tomas W. Fuller		Chief Financial Officer, Principal Financial Officer, Vice President and Secretary	February 27, 2009

/s/ Dawn R. Olsen Dawn R. Olsen		Principal Accounting Officer, Vice President and Controller	February 27, 2009

/s/ John M. Baumer John M. Baumer		Director	February 27, 2009

/s/ John Heil John Heil		Director	February 27, 2009

/s/ Frank Reddick Frank Reddick		Director	February 27, 2009

/s/ John B. Chickering, Jr. John B. Chickering, Jr.		Director	February 27, 2009

* By:	Attorney-in-Fact	Director