Form 10-Q
period 2009-03-31
VCA ANTECH INC
filed 2009-05-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑       No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (Not yet applicable to the registrant)
Yes ☐       No ☐.
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
Yes ☐       No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,711,360 shares as of May 4, 2009.

VCA Antech, Inc.
Form 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$109,084	$88,959
Trade accounts receivable, less allowance for uncollectible accounts of $11,540 and $11,025 at March 31, 2009 and December 31, 2008, respectively	47,929	43,453
Inventory	26,366	26,631
Prepaid expenses and other	18,112	18,800
Deferred income taxes	16,566	15,938
Prepaid income taxes	—	5,287

Total current assets	218,057	199,068
Property and equipment, less accumulated depreciation and amortization of $144,722 and $138,431 at March 31, 2009 and December 31, 2008, respectively	273,230	263,443
Goodwill	940,124	922,057
Other intangible assets, net	36,600	35,645
Notes receivable, net	4,719	12,893
Deferred financing costs, net	947	1,067
Other	20,849	14,865

Total assets	$1,494,526	$1,449,038

Liabilities and Equity
Current liabilities:
Current portion of long-term obligations	$8,117	$7,771
Accounts payable	23,704	26,087
Accrued payroll and related liabilities	39,795	42,840
Income taxes payable	9,370	—
Other accrued liabilities	43,699	46,424

Total current liabilities	124,685	123,122
Long-term obligations, less current portion	542,670	544,860
Deferred income taxes	54,255	47,331
Other liabilities	10,174	9,890

Total liabilities	731,784	725,203

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,704 and 84,633 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	85	85
Additional paid-in capital	310,782	308,674
Accumulated earnings	440,552	408,582
Accumulated other comprehensive loss	(4,986)	(6,352)

Total VCA Antech, Inc. stockholders’ equity	746,433	710,989
Noncontrolling interest	16,309	12,846

Total equity	762,742	723,835

Total liabilities and equity	$1,494,526	$1,449,038

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$315,850	$307,832
Direct costs	233,409	224,801

Gross profit	82,441	83,031
Selling, general and administrative expense	23,189	23,178
Gain on sale of assets	(248)	(184)

Operating income	59,500	60,037
Interest expense, net	6,118	7,615
Other (income) expense	(110)	177

Income before provision for income taxes	53,492	52,245
Provision for income taxes	20,611	20,086

Net income	32,881	32,159
Net income attributable to noncontrolling interests	911	957

Net income attributable to VCA Antech, Inc.	$31,970	$31,202

Basic earnings per share	$0.38	$0.37

Diluted earnings per share	$0.37	$0.36

Weighted-average shares outstanding for basic earnings per share	84,680	84,348

Weighted-average shares outstanding for diluted earnings per share	85,386	85,865

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, December 31, 2007	84,335	$84	$296,037	$275,598	$(3,335)	$10,207	$578,591
Net income	—	—	—	31,202	—	957	32,159
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(3,323)	—	(3,323)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	420	—	420
Formation of noncontrolling interest	—	—	—	—	—	1,769	1,769
Distribution to noncontrolling interest	—	—	—	—	—	(760)	(760)
Purchase of noncontrolling interest	—	—	—	—	—	(158)	(158)
Share-based compensation	—	—	1,309	—	—	—	1,309
Exercise of stock options	15	—	214	—	—	—	214
Tax benefit from stock options exercised	—	—	113	—	—	—	113

Balances, March 31, 2008	84,350	$84	$297,673	$306,800	$(6,238)	$12,015	$610,334

Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$12,846	$723,835
Net income	—	—	—	31,970	—	911	32,881
Foreign currency translation adjustment	—	—	—	—	(178)	—	(178)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(58)	—	(58)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(374)	—	(374)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	1,976	—	1,976
Formation of noncontrolling interest	—	—	—	—	—	3,440	3,440
Distribution to noncontrolling interest	—	—	—	—	—	(888)	(888)
Share-based compensation	—	—	1,976	—	—	—	1,976
Exercise of stock options	71	—	557	—	—	—	557
Stock repurchases	—	—	(180)	—	—	—	(180)
Tax shortfall from stock options exercised	—	—	(245)	—	—	—	(245)

Balances, March 31, 2009	84,704	$85	$310,782	$440,552	$(4,986)	$16,309	$762,742

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$32,881	$32,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,152	7,263
Amortization of debt issue costs	120	116
Provision for uncollectible accounts	1,559	820
Gain on sale of assets	(248)	(184)
Share-based compensation	1,976	1,309
Deferred income taxes	5,304	2,329
Excess tax benefit from exercise of stock options	—	(133)
Other	(148)	86
Changes in operating assets and liabilities:
Accounts receivable	(5,455)	(6,463)
Inventory, prepaid expenses and other assets	(2,790)	(2,351)
Accounts payable and other accrued liabilities	(2,362)	2,767
Accrued payroll and related liabilities	(3,204)	(5,629)
Income taxes	14,413	16,946

Net cash provided by operating activities	51,198	49,035

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,467)	(47,826)
Real estate acquired in connection with business acquisitions	(963)	(3,612)
Property and equipment additions	(12,886)	(9,463)
Proceeds from sale of assets	74	1,747
Other	(373)	(12,124)

Net cash used in investing activities	(28,615)	(71,278)

Cash flows from financing activities:
Repayment of long-term obligations	(1,946)	(1,966)
Distributions to noncontrolling interest partners	(888)	(760)
Proceeds from issuance of common stock under stock option plans	557	214
Excess tax benefit from exercise of stock options	—	133
Stock repurchases	(180)	—

Net cash used in financing activities	(2,457)	(2,379)

Effect of currency exchange rate changes on cash and cash equivalents	(1)	—

Increase (decrease) in cash and cash equivalents	20,125	(24,622)
Cash and cash equivalents at beginning of period	88,959	110,866

Cash and cash equivalents at end of period	$109,084	$86,244

Supplemental disclosures of cash flow information:
Interest paid	$6,430	$8,422
Income taxes paid	$894	$811

Supplemental schedule of non-cash investing and financing activites:
Detail of acquisitions:
Fair value of assets acquired	$23,333	$48,183
Cash paid for acquisitions	(13,095)	(45,789)
Non-cash note conversion to equity interest in subsidiary	(5,700)	—

Liabilities assumed	$4,538	$2,394

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2009
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2009, we operated 478 animal hospitals throughout 39 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2009, we operated 46 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation. These include the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletins (ARB) No. 51 (“SFAS No. 160”). The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. For further information, refer to our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Acquisitions
     Effective January 1, 2009, we adopted the provisions of SFAS 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”). SFAS 141(R) retains the underlying concepts of SFAS 141, Business Combinations (“SFAS 141”) in that all business combinations continue to be accounted for at fair value under the acquisition method of accounting. SFAS 141(R) changes the application of the acquisition method in a number of significant respects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Acquisitions, continued
     We acquired the following animal hospitals during the three months ended March 31, 2009:

Animal Hospitals:
Acquisitions	9
Acquisitions relocated into our existing animal hospitals	(2)

Total	7

     During the three months ended March 31, 2009 we acquired one pathology office. Pathology offices are not included in our laboratory count.
Animal Hospital and Laboratory Acquisitions
     The following table summarizes the preliminary purchase price paid by us for the nine animal hospitals and one pathology office we acquired during the three months ended March 31, 2009, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash	$13,095
Non-cash note conversion to equity interest in subsidiary	5,700
Other liabilities assumed	4,538

Total	$23,333

Preliminary Allocation of the Purchase Price:
Tangible assets	$6,134
Identifiable intangible assets	3,063
Goodwill (1)	14,136

Total	$23,333

(1)	We expect that $7.0 million of the goodwill recorded for these acquisitions as of March 31, 2009 will be fully deductible for income tax purposes.
     In addition to the purchase price listed above we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $963,000 for the three months ended March 31, 2009. We did not recognize any material assets or liabilities arising from contingencies at the acquisition date in connection with any of our acquisitions.
Other Acquisition Payments
     In connection with substantially all of our acquisitions, we withheld a portion of the purchase price (“holdback”) as security for indemnification obligations of the sellers under the acquisition agreement. We paid $1.4 million to sellers for the unused portion of holdbacks during the three months ended March 31, 2009. The total outstanding holdbacks at March 31, 2009 and December 31, 2008 were $3.9 million and $4.9 million, respectively.
     We made no earn-out payments during the three months ended March 31, 2009.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.
Goodwill
     Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree and for a business combination achieved in stages, the acquisition-date fair value of any previously held equity interest over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2009 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2008	$807,203	$95,694	$19,160	$922,057
Goodwill acquired	14,044	92	—	14,136
Goodwill related to noncontrolling interests	3,440	—	—	3,440
Other (1)	507	(16)	—	491

Balance as of March 31, 2009	$825,194	$95,770	$19,160	$940,124

(1)	Other includes purchase price adjustments, buy-outs and currency translation adjustments.
Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at March 31, 2009 and December 31, 2008 as follows (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-contractual customer relationships	$28,674	$(4,611)	$24,063	$26,412	$(3,689)	$22,723
Covenants not-to-compete	16,033	(8,087)	7,946	16,195	(8,001)	8,194
Favorable lease asset	4,119	(153)	3,966	4,689	(629)	4,060
Technology	1,270	(1,139)	131	1,270	(1,076)	194
Trademarks	748	(273)	475	699	(251)	448
Client lists	76	(57)	19	84	(58)	26

Total	$50,920	$(14,320)	$36,600	$49,349	$(13,704)	$35,645

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued
     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Aggregate amortization expense	$1,807	$1,204

     The estimated amortization expense related to intangible assets for the remainder of fiscal 2009 and each of the succeeding years thereafter as of March 31, 2009 is as follows (in thousands):

Remainder of 2009	$5,524
2010	6,713
2011	5,895
2012	5,011
2013	2,963
Thereafter	10,494

Total	$36,600

5. Noncontrolling Interests
     Effective January 1, 2009, we adopted the provisions of SFAS No. 160 on a retrospective basis. SFAS No. 160 changes the accounting and reporting for minority interests which have been re-characterized as noncontrolling interests and are now classified as a component of equity in our Condensed, Consolidated Balance Sheets. The adoption of SFAS No. 160 also resulted in new presentation and disclosure requirements for noncontrolling interests within our Condensed, Consolidated Income Statements, Statements of Equity and Statements of Cash Flows.
6. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued workers’ compensation insurance	$4,302	$4,436
Deferred revenue	6,937	7,303
Interest rate swap liability	6,218	8,899
Other	26,242	25,786

	$43,699	$46,424

7. Interest Rate Swap Agreements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The additional disclosures require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009 and have included the applicable disclosures below and in Note 8.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
7. Interest Rate Swap Agreements, continued
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
7. Interest Rate Swap Agreements, continued
     The following table summarizes cash received or cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cash paid (1)	$3,245	$688
Recognized (gain) loss from ineffectiveness (2)	$(49)	$177

(1)	Our interest rate swap agreements effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. The above table depicts both cash payments to and receipts from the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility.

(2)	These recognized losses are included in other (income) expense in our Condensed, Consolidated Income Statements.
8. Fair Value Measurements
     On January 1, 2008, we adopted the applicable provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. On January 1, 2009 we adopted SFAS No. 157 for our non-financial assets and non-financial liabilities measured on a non-recurring basis. As of March 31, 2009, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Fair Value Measurements, continued
Fair Value of Financial Instruments
     In April 2009, the FASB issued FSP 107-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinions (“APB”) No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. We early adopted the provisions of this FSP and all other related guidance for the quarter ended March 31, 2009.
     SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by SFAS No. 157 is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     Cash and Cash Equivalents. These balances include cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.
     Receivables, Less Allowance for Doubtful Accounts and Accounts Payable. Due to their short-term nature, fair value approximates carrying value.
     Long-Term Debt. We believe the carrying values of our variable-rate debt at March 31, 2009 are not reasonable estimates of fair value due to changes in the credit markets during 2008 and 2009. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates.
     The following table reflects the carrying value and fair values of our long-term debt (in thousands):

	As of March 31, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$520,934	$474,085	$522,282	$499,025
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
     The following table reflects the fair value as defined by SFAS No. 157, of our interest rate swap agreements which are measured on a recurring basis (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable	Unobservable
		for Identical Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
At March 31, 2009
Other accrued liabilities	$(6,218)	$—	$(6,218)	$—

At December 31, 2008
Other accrued liabilities	$(8,899)	$—	$(8,899)	$—

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
9. Share-Based Compensation
Stock Option Activity
     There were no stock options granted during the three months ended March 31, 2009. The aggregate intrinsic value of our stock options exercised during the three months ended March 31, 2009 was $126,000 and the actual tax benefit realized on options exercised during the period was $49,000.
     At March 31, 2009 there was $5.5 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 3.1 years.
     The compensation cost that has been charged against income for stock options for the three months ended March 31, 2009 and 2008 was $507,000 and $437,000, respectively. The corresponding income tax benefit recognized was $198,000 and $170,000 for the three months ended March 31, 2009 and 2008, respectively.
Non-vested Stock Activity
     There were no shares of non-vested common stock issued during the three months ended March 31, 2009.
     Total compensation cost charged against income related to non-vested stock awards was $1.5 million and $872,000 for the three months ended March 31, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $574,000 and $339,000 for the three months ended March 31, 2009 and 2008, respectively.
     At March 31, 2009, there was $13.0 million of unrecognized compensation cost related to these non-vested shares, which will be recognized over a weighted-average period of 2.5 years, assuming the performance conditions are met. A summary of our non-vested stock activity for the three months ended March 31, 2009 is as follows:

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2008	724,235	$31.52
Granted	—	$—
Vested	(44,873)	$32.77
Forfeited/Canceled	(5,625)	$35.78

Outstanding at March 31, 2009	673,737	$31.40

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

	Three Months Ended
	March 31,
	2009	2008
Net income attributable to VCA Antech, Inc.	$31,970	$31,202

Weighted-average common shares outstanding:
Basic	84,680	84,348
Effect of dilutive potential common shares:
Stock options	568	1,414
Non-vested shares	138	103

Diluted	85,386	85,865

Basic earnings per share	$0.38	$0.37

Diluted earnings per share	$0.37	$0.36

     For the three months ended March 31, 2009 and 2008, potential common shares of 2,417,761 and 39,997, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
11. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive gain (loss) during the three months ended March 31, 2009 and 2008. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$32,881	$32,159
Other comprehensive (loss) income:
Foreign currency translation adjustments	(178)	—
Unrealized loss on foreign currency	(95)	—
Tax benefit	37	—
Unrealized loss on hedging instruments	(614)	(5,440)
Tax benefit	240	2,117
Losses on hedging instruments reclassified to income	3,245	688
Tax benefit	(1,269)	(268)

Other comprehensive income (loss)	1,366	(2,903)

Total comprehensive income	34,247	29,256
Comprehensive income attributable to noncontrolling interests	(911)	(957)

Comprehensive income attributable to VCA Antech, Inc.	$33,336	$28,299

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
     The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2008 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are accounted for as if they were transactions with independent third parties at current market prices.
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2009
External revenue	$238,358	$69,492	$8,000	$—	$—	$315,850
Intercompany revenue	—	7,997	1,158	—	(9,155)	—

Total revenue	238,358	77,489	9,158	—	(9,155)	315,850
Direct costs	195,194	41,483	5,633	—	(8,901)	233,409

Gross profit	43,164	36,006	3,525	—	(254)	82,441
Selling, general and administrative expense	5,384	5,567	3,084	9,154	—	23,189
(Gain) loss on sale of assets	(259)	2	1	8	—	(248)

Operating income (loss)	$38,039	$30,437	$440	$(9,162)	$(254)	$59,500

Depreciation and amortization	$6,299	$2,183	$369	$488	$(187)	$9,152
Capital expenditures	$9,123	$2,129	$1,121	$885	$(372)	$12,886

Three Months Ended March 31, 2008
External revenue	$226,100	$69,058	$12,674	$—	$—	$307,832
Intercompany revenue	—	7,671	1,175	—	(8,846)	—

Total revenue	226,100	76,729	13,849	—	(8,846)	307,832
Direct costs	184,963	39,387	8,936	—	(8,485)	224,801

Gross profit	41,137	37,342	4,913	—	(361)	83,031
Selling, general and administrative expense	5,478	4,951	3,434	9,315	—	23,178
(Gain) loss on sale of assets	(193)	(11)	20	—	—	(184)

Operating income (loss)	$35,852	$32,402	$1,459	$(9,315)	$(361)	$60,037

Depreciation and amortization	$4,883	$1,647	$397	$459	$(123)	$7,263
Capital expenditures	$7,055	$1,778	$82	$825	$(277)	$9,463

At March 31, 2009
Total assets	$1,096,347	$202,582	$42,245	$163,034	$(9,682)	$1,494,526

At December 31, 2008
Total assets	$1,069,963	$194,164	$42,839	$150,891	$(8,819)	$1,449,038

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
13. Commitments and Contingencies
     We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. We also have contingencies as follows:
a. Earn-out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at March 31, 2009, we will be obligated to pay an additional $1.7 million.
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
     In the event any of these officers’ employment is terminated due to death or disability, each officer, or each officer’s estate, is entitled to receive the remaining base salary during the remaining scheduled term of his employment agreement (and in the case of our SVP, for two years), the continued vesting of his non-vested stock, the acceleration of the vesting of his options that would have vested during the 24 months following the date of termination, which options shall remain exercisable for the full term, and the right to continue receiving specified benefits and perquisites.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
14. Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt FSP FAS 107-1 and APB 28-1 effective March 31, 2009 and we have included the required disclosures in Note 7.
     In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends SFAS No. 141R regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. FSP FAS 141R-1 requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. FSP FAS 141R-1 became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. Our adoption of FSP FAS 141R-1 did not have a material impact on our consolidated financial statements.
15. Subsequent Events
     On April 17, 2009, we granted 84,757 restricted stock units under the 2006 Equity Incentive Plan to each of our four senior executive officers for services performed in fiscal year 2008. The restricted stock units were fully vested on the grant date. The fair value of the units is $22.90 per share resulting in a total value of $1.9 million.

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
     The forward-looking information set forth in this Quarterly report on Form 10-Q is as of May 8, 2009, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 8, 2009 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2009, our animal hospital network consisted of 478 animal hospitals in 39 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2009, our Laboratory network consisted of 46 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
     During the three months ended March 31, 2009 our Laboratory internal revenue growth was 1.7% while our Animal Hospital same-store growth was negative 2.7%. Although our organic revenue growth rates have been impacted by the economic crisis, we have continued our long history of earnings growth as a result of our continued focus on our core business strategy and by maintaining a strong emphasis on expense management.

Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $60.0 million to $70.0 million of annualized Animal Hospital revenue by the end of 2009. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2009:

Animal Hospitals:
Beginning of period	471
Acquisitions	9
Acquisitions relocated into our existing animal hospitals	(2)

End of period	478

Laboratories:
Beginning of period	44
Acquisitions (1)	—
Created	2

End of period	46

(1)	During the three months ended March 31, 2009 we acquired one pathology office, bringing the total number of pathology offices to four. Pathology offices are not included in our laboratory count.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2008 Annual Report on Form 10-K. There have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended March 31, 2009.
Valuation of Goodwill
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist. During the quarter ended March 31, 2009, as a result of a decline in the sales volume at our Medical Technology reporting unit we evaluated the related goodwill for impairment. We calculated an estimate of the fair value of the Medical Technology reporting unit which indicated that currently there was no impairment. However, the fair value did not significantly exceed its respective book value. It is considered at least reasonably possible that our determination that goodwill is not impaired could change in the near term should the current economic crisis continue or worsen. We will continue to monitor the results of all of our business segments and perform additional valuations as necessary. Otherwise we will perform our regularly scheduled annual impairment analysis of all our reporting units in October 2009 which will include both discounted cash flow techniques and market comparables.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Animal Hospital	75.5%	73.4%
Laboratory	24.5	24.9
Medical Technology	2.9	4.5
Intercompany	(2.9)	(2.8)

Total revenue	100.0	100.0
Direct costs	73.9	73.0

Gross profit	26.1	27.0
Selling, general and administrative expense	7.3	7.5
Gain on sale of assets	—	—

Operating income	18.8	19.5
Interest expense, net	1.9	2.5

Income before provision for income taxes	16.9	17.0
Provision for income taxes	6.5	6.6

Net income	10.4	10.4
Net income attributable to noncontrolling interests	0.3	0.3

Net income attributable to VCA Antech, Inc.	10.1%	10.1%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2009		2008
		% of		% of	%
	$	Total	$	Total	Change
Animal Hospital	$238,358	75.5%	$226,100	73.4%	5.4%
Laboratory	77,489	24.5%	76,729	24.9%	1.0%
Medical Technology	9,158	2.9%	13,849	4.5%	(33.9)%
Intercompany	(9,155)	(2.9)%	(8,846)	(2.8)%	3.5%

Total revenue	$315,850	100.0%	$307,832	100.0%	2.6%

     Consolidated revenue increased $8.0 million for the three months ended March 31, 2009 as compared to the same period in the prior year. The increase in consolidated revenue was attributable to revenue from acquired animal hospitals and, to a lesser extent, internal growth in our Laboratory segment. Our Animal Hospital same-store revenue growth, adjusted for one fewer business day in the current period, was negative 2.7% for the three months ended March 31, 2009. Our Laboratory internal revenue growth was 1.7% for the three months ended March 31, 2009. The decline in our revenue growth rates is due primarily to the aforementioned changes in our economic environment.

Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2009		2008
		Gross		Gross	%
	$	Margin	$	Margin	Change
Animal Hospital	$43,164	18.1%	$41,137	18.2%	4.9%
Laboratory	36,006	46.5%	37,342	48.7%	(3.6)%
Medical Technology	3,525	38.5%	4,913	35.5%	(28.3)%
Intercompany	(254)		(361)

Total gross profit	$82,441	26.1%	$83,031	27.0%	(0.7)%

     Consolidated gross profit decreased $590,000 for the three months ended March 31, 2009. The decrease was primarily due to a decline in Medical Technology revenue and a decline in Laboratory gross margins. The decline was partially offset by an increase in Animal Hospital gross profit attributable to the acquisition of additional animal hospitals and, to a lesser extent, internal revenue growth in the Laboratory segment.
Segment Results
Animal Hospital Segment
     The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	% Change
Revenue	$238,358	$226,100	5.4%
Gross profit	$43,164	$41,137	4.9%
Gross margin	18.1%	18.2%
     Animal Hospital revenue increased $12.3 million for the three months ended March 31, 2009 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended March 31,
	2009	2008	% Change
Same-store facilities:
Orders (1)(2)	1,391	1,491	(6.7)%
Average revenue per order (3)	$150.75	$144.49	4.3%

Same-store revenue (1)	$209,652	$215,370	(2.7)%
Business day adjustment (4)	—	2,709
Net acquired revenue (5)	28,706	8,021

Total	$238,358	$226,100	5.4%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior period and adjusted for the impact resulting from any differences in the number of business days in the comparable period. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2008 business day adjustment reflects the impact of one fewer business day in 2009 as compared to 2008.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2008. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     During the three months ended March 31, 2009, our volume of same-store orders declined primarily as a result of current economic conditions and changes in our overall business environment. Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels such as the Internet. There has also been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently.
     Our average revenue per order increased however during the three months ended March 31, 2009. Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. The migration of lower-priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has resulted in a decrease in lower-priced orders and an increase in higher-priced orders.
     Price increases also contributed to the increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our hospitals and are typically implemented in February of each year.
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
     Our Animal Hospital gross margin remained essentially unchanged totaling 18.1% for the three months ended March 31, 2009 as compared to 18.2% in the prior year. Our Animal Hospital same-store gross margin increased to 18.8% for the three months ended March 31, 2009 as compared to 18.5% in the prior year. The increase in the same-store gross margin is primarily attributable to the implementation of cost controls. The increase in same-store gross margins has been largely offset by lower gross margins from our acquired hospitals.
     Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition by improving animal hospital revenue, reducing costs, and increasing operating leverage.

     Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	% Change
Revenue	$77,489	$76,729	1.0%
Gross profit	$36,006	$37,342	(3.6)%
Gross margin	46.5%	48.7%
     Laboratory revenue increased $760,000 for the three months ended March 31, 2009 as compared to the same period in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended March 31,
	2009	2008	% Change
Internal growth:
Number of requisitions (1)	3,279	3,198	2.5%
Average revenue per reqisition (2)	$23.48	$23.68	(0.8)%

Total internal revenue (1)	$77,001	$75,732	1.7%
Billing day adjustment (3)	—	997
Acquired revenue (4)	488	—

Total	$77,489	$76,729	1.0%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing day adjustment reflects the impact of differences in the number of billing days in 2009 as compared to 2008.

(4)	Acquired revenue represents the revenue of the laboratories acquired subsequent to April 1, 2008.
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
     The decline in the average revenue per requisition is attributable to many factors including changes in the mix, performing lower-priced tests historically performed at the veterinary hospitals, and a decrease in higher-priced tests which have resulted from the current economic environment. The decline in the average revenue per requisition was partially offset by price increases which ranged from 3% to 4% in both February 2009 and February 2008.

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
     The decrease in Laboratory margins experienced during the three months ended March 31, 2009 was primarily due to costs incurred in advance of projected revenue related to our expansion into Canada, in addition to increased depreciation and amortization expense and repairs and maintenance expense related to new equipment purchases and leasehold improvements.
Medical Technology Segment
     The following table summarizes revenue and gross profit for the Medical Technology segment (in thousands, except percentages):

	Three Months Ended March 31,
			%
	2009	2008	Change
Revenue	$9,158	$13,849	(33.9)%
Gross profit	$3,525	$4,913	(28.3)%
Gross margin	38.5%	35.5%
     As a result of current economic trends, many members of the veterinary community have delayed their expenditures for capital assets such as digital radiography and ultrasound equipment. Accordingly, Medical Technology revenue decreased $4.7 million for the three months ended March 31, 2009. The decline in digital radiography and ultrasound equipment was partially offset by an increase in customer support revenues related to an increase in the base of installed digital radiography units and an overall increase in renewal rates. As we have stated previously we believe the business life cycle for ultrasound equipment is maturing, however the decline in revenues experienced during the quarter ended March 31, 2009 was predominately due to current economic conditions.
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
     Medical Technology gross profit decreased $1.4 million for the three months ended March 31, 2009 as compared to the prior year primarily due to the decrease in revenue as discussed above offset by increases in small animal digital radiography and warranty margins.
Intercompany Revenue
     Laboratory revenue for the three months ended March 31, 2009 included intercompany revenue of $8.0 million that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three months ended March 31, 2009 included intercompany revenue of $1.2 million that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2009		2008
		% of		% of	%
	$	Revenue	$	Revenue	Change
Animal Hospital	$5,384	2.3%	$5,478	2.4%	(1.7)%
Laboratory	5,567	7.2%	4,951	6.5%	12.4%
Medical Technology	3,084	33.7%	3,434	24.8%	(10.2)%
Corporate	9,154	2.9%	9,315	3.0%	(1.7)%

Total SG&A	$23,189	7.3%	$23,178	7.5%	0.0%

     Consolidated SG&A remained essentially unchanged for the three months ended March 31, 2009. Our Laboratory segment SG&A increased due to costs incurred related to our expansion into Canada and the development of new products. This increase was almost fully offset by decreases in our Animal Hospital, Medical Technology and corporate SG&A. These decreases are due to reductions in marketing expense, reductions in workers’ compensation insurance rates, and decreased bonuses and commissions as a result of the current economic environment. These decreases were partially offset by increases in share-based compensation due to additional grants.
Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2009		2008
		% of		% of	%
	$	Revenue	$	Revenue	Change
Animal Hospital	$38,039	16.0%	$35,852	15.9%	6.1%
Laboratory	30,437	39.3%	32,402	42.2%	(6.1)%
Medical Technology	440	4.8%	1,459	10.5%	(69.8)%
Corporate	(9,162)	(2.9)%	(9,315)	(3.0)%	(1.6)%
Intercompany	(254)	2.8%	(361)	4.1%	(29.6)%

Total operating income	$59,500	18.8%	$60,037	19.5%	(0.9)%

     The decrease in our consolidated operating income was primarily due to the aforementioned decrease in gross profit.

Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest expense (income):
Senior term notes	$2,587	$7,013
Interest rate hedging agreements	3,245	782
Capital leases and other	580	641
Amortization of debt costs	120	116

	6,532	8,552
Interest income	(414)	(937)

Total interest expense, net of interest income	$6,118	$7,615

     The decrease in net interest expense for the three months ended March 31, 2009 was primarily attributable to a decrease in the weighted average interest rate in comparison to the prior year.
Provision for Income Taxes
     Our effective tax rate was 39.2% for both the three months ended March 31, 2009 and the three months ended March 31, 2008. The effective tax rate is subject to ongoing review and evaluation by management and could change in future quarters.
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
     At March 31, 2009, our consolidated cash and cash equivalents totaled $109.1 million, representing an increase of $20.1 million as compared to December 31, 2008. In addition, cash flows generated from operating activities totaled $51.2 million in 2009, representing an increase of $2.2 million as compared to the three months ended March 31, 2008.
     We have historically funded our working capital requirements, capital expenditures and investment in animal hospital acquisitions from internally generated cash flows and we expect to do so in the future. As of March 31, 2009, we have access to an unused $75.0 million revolving credit facility, which allows us to maintain further operating and financial flexibility. Historically, we have been able to obtain cash from other additional borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

Future Cash Flows
Short-term
     Other than our acquisitions of hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flow. We anticipate that our cash on hand and net cash provided by operations will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.
     For the year ended December 31, 2009, we expect to spend $60.0 million to $70.0 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. From January 1, 2009 through March 31, 2009, we spent $13.1 million in connection with the acquisition of eight animal hospitals and one pathology office, as well as $963,000 for the related real estate. In addition, we expect to spend approximately $80.0 million in 2009 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
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
     We expect that our long-term cash flow from operations will not be sufficient to repay our long-term debt when it comes due in May 2011. We anticipate that we will refinance such indebtedness, amend its terms to extend the maturity dates, or issue common stock in our company. Our management cannot make any assurances that such refinancing or amendments, if necessary, will be available on attractive terms, if at all.
Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2009, we were in compliance with these covenants.
     At March 31, 2009, we had a fixed charge coverage ratio of 1.60 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At March 31, 2009, we had a leverage ratio of 1.85 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$51,198	$49,035
Investing activities	(28,615)	(71,278)
Financing activities	(2,457)	(2,379)
Effect of exchange rate changes on cash and cash equivalents	(1)	—

Increase (decrease) in cash and cash equivalents	20,125	(24,622)
Cash and cash equivalents at beginning of period	88,959	110,866

Cash and cash equivalents at end of period	$109,084	$86,244

Cash Flows from Operating Activities
     Net cash provided by operating activities increased $2.2 million in the three months ended March 31, 2009 as compared to the same period in the prior year. This increase was due primarily to additional cash generated from acquired businesses, improved operating performance and a decrease in cash paid for interest.
Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Variance
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(13,095)	$(45,789)	$32,694	(1)
Other	(1,372)	(2,037)	665

Total cash used for acquisitions	(14,467)	(47,826)	33,359

Property and equipment additions	(12,886)	(9,463)	(3,423)	(2)
Real estate acquired with acquisitions	(963)	(3,612)	2,649	(3)
Proceeds from sale of assets	74	1,747	(1,673)	(4)
Other	(373)	(12,124)	11,751	(5)

Net cash used in investing activities	$(28,615)	$(71,278)	$42,663

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in the Executive Overview.

(2)	The increase in cash used to acquire property and equipment was primarily due to costs related to maintaining the quality or expanding our existing animal hospital and laboratory facilities.

(3)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The decrease in cash used to acquire real estate is due to a decrease in opportunities that met our selective criteria.

(4)	The decrease in proceeds from sale of assets is primarily due to a significant land sale in 2008.

(5)	The decrease in other investing cash flows was primarily due to investments made in 2008 related to our expansion into other markets.

Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Variance
Financing Cash Flows:
Repayment of long-term obligations	$(1,946)	$(1,966)	$20
Distributions to noncontrolling interest partners	(888)	(760)	(128)	(1)
Proceeds from stock options exercises	557	214	343	(2)
Excess tax benefits from stock options	—	133	(133)	(2)
Stock repurchases	(180)	—	(180)	(3)

Net cash used in financing activities	$(2,457)	$(2,379)	$(78)

(1)	The distributions to noncontrolling interest partners represents cash payments to noncontrolling interest partners for their portion of partnership income. As mentioned in Note 6 in our March 31, 2009 Notes to Condensed, Consolidated Financial Statements, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletins (ARB) No. 51 (“SFAS No. 160”) effective January 1, 2009, which resulted in a reclassification of these distributions from operating activities to financing activities.

(2)	The number of stock option exercises has increased in comparison to the prior year. Although there was an increase, we had a tax shortfall on the exercise of stock options. This shortfall was caused by the decline in current market prices.

(3)	The stock repurchases in fiscal 2009 represent cash paid for taxes by VCA on behalf of employees who elected to settle their income tax withholdings on vested stock awards with stock.
Off-Balance Sheet Arrangements
     Other than operating leases as of March 31, 2009, we do not have any off-balance sheet financing arrangements.
Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. All of our interest rate swap agreements qualify for hedge accounting and are summarized as follows:

	Interest Rate Swap Agreements
Fixed interest rate	5.51%	5.34%	2.64%
Notional amount (in millions)	$50.0	$100.0	$100.0
Effective date	6/20/2006	6/11/2007	2/12/2008
Expiration date	6/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.

Description of Indebtedness
     Senior Credit Facility
     At March 31, 2009, we had $520.9 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
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
     Other Debt and Capital Lease Obligations
     At March 31, 2009, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $29.9 million.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We early adopted the provisions of this FSP and all other related guidance for the quarter ended March 31, 2009 and we have included the required disclosures in Note 8 in our March 31, 2009 Notes to Condensed, Consolidated Financial Statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends SFAS No. 142 to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. generally accepted accounting principals (“GAAP”). We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The additional disclosures require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009 and have included the applicable disclosures in Note 7 and Note 8 in our March 31, 2009 Notes to Condensed, Consolidated Financial Statements . The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). FSP FAS 141R-1 amends FAS 141R regarding the initial recognition and measurement of contingencies acquired or assumed in a business combination. FSP FAS 141R-1 requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. FSP FAS 141R-1 became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. Our adoption of FSP FAS 141R-1 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests, which are re-characterized as noncontrolling interests and classified as a component of equity. We adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. We adopted SFAS No. 157 on January 1, 2009 for our non-financial assets and non-financial liabilities, which did not have a material impact on our consolidated financial statements. We have included the applicable disclosures in Note 8 in our March 31, 2009 Notes to Condensed, Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2009, we had borrowings of $520.9 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

	Interest Rate Swap Agreements
Fixed interest rate	5.51%	5.34%	2.64%
Notional amount (in millions)	$50.0	$100.0	$100.0
Effective date	6/20/2006	6/11/2007	2/12/2008
Expiration date	6/30/2009	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes	Yes
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For every 1.0% increase in LIBOR we will pay an additional $3.3 million in pre-tax interest expense on an annualized basis for the unhedged portion of our senior term notes. Conversely for every 1.0% decrease in LIBOR we will save $3.3 million in pre-tax interest expense on an annualized basis. This represents an increase of $600,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2008 Annual Report on Form 10-K, due to the expiration of all of our swaps in the next 12 months.
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

     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur, or that all control issues and instances of fraud, if any, within the company have been detected.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2009.

Date: May 8, 2009	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.