Form 10-Q
period 2009-06-30
VCA ANTECH INC
filed 2009-08-07
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,919,028 shares as of August 3, 2009.

VCA Antech, Inc.
Form 10-Q
June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$138,895	$88,959
Trade accounts receivable, less allowance for uncollectible accounts of $11,725 and $11,025 at June 30, 2009 and December 31, 2008, respectively	49,169	43,453
Inventory	26,322	26,631
Prepaid expenses and other	19,689	18,800
Deferred income taxes	16,980	15,938
Prepaid income taxes	4,105	5,287

Total current assets	255,160	199,068
Property and equipment, less accumulated depreciation and amortization of $152,179 and $138,431 at June 30, 2009 and December 31, 2008, respectively	276,663	263,443
Goodwill	951,701	922,057
Other intangible assets, net	36,195	35,645
Notes receivable, net	4,660	12,893
Deferred financing costs, net	826	1,067
Other	17,699	14,865

Total assets	$1,542,904	$1,449,038

Liabilities and Equity
Current liabilities:
Current portion of long-term obligations	$8,178	$7,771
Accounts payable	28,967	26,087
Accrued payroll and related liabilities	43,150	42,840
Other accrued liabilities	42,237	46,424

Total current liabilities	122,532	123,122
Long-term obligations, less current portion	540,682	544,860
Deferred income taxes	61,295	47,331
Other liabilities	9,408	9,890

Total liabilities	733,917	725,203

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 84,872 and 84,633 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	85	85
Additional paid-in capital	316,772	308,674
Accumulated earnings	478,297	408,582
Accumulated other comprehensive loss	(3,094)	(6,352)

Total VCA Antech, Inc. stockholders’ equity	792,060	710,989
Noncontrolling interest	16,927	12,846

Total equity	808,987	723,835

Total liabilities and equity	$1,542,904	$1,449,038

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$344,876	$334,434	$660,726	$642,266
Direct costs	247,264	237,468	480,673	462,269

Gross profit	97,612	96,966	180,053	179,997
Selling, general and administrative expense	23,205	22,809	46,394	45,987
Write-off of internal-use software	5,271	—	5,271	—
Loss (gain) on sale of assets	172	127	(76)	(57)

Operating income	68,964	74,030	128,464	134,067
Interest expense, net	5,726	7,045	11,844	14,660
Other income	(20)	(309)	(130)	(132)

Income before provision for income taxes	63,258	67,294	116,750	119,539
Provision for income taxes	24,290	25,893	44,901	45,979

Net income	38,968	41,401	71,849	73,560
Net income attributable to noncontrolling interests	1,223	1,084	2,134	2,041

Net income attributable to VCA Antech, Inc.	$37,745	$40,317	$69,715	$71,519

Basic earnings per share	$0.45	$0.48	$0.82	$0.85

Diluted earnings per share	$0.44	$0.47	$0.81	$0.83

Weighted-average shares outstanding for basic earnings per share	84,825	84,371	84,753	84,359

Weighted-average shares outstanding for diluted earnings per share	85,937	85,725	85,629	85,805

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, December 31, 2007	84,335	$84	$296,037	$275,598	$(3,335)	$10,207	$578,591
Net income	—	—	—	71,519	—	2,041	73,560
Foreign currency translation adjustment	—	—	—	—	(18)	—	(18)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1,086)	—	(1,086)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	1,461	—	1,461
Formation of noncontrolling interest	—	—	—	—	—	1,769	1,769
Distribution to noncontrolling interest	—	—	—	—	—	(1,456)	(1,456)
Purchase of noncontrolling interest	—	—	—	—	—	(158)	(158)
Share-based compensation	—	—	3,322	—	—	—	3,322
Stock option activity and awards	62	—	892	—	—	—	892
Tax benefit from stock options and awards	—	—	355	—	—	—	355

Balances, June 30, 2008	84,397	$84	$300,606	$347,117	$(2,978)	$12,403	$657,232

Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$12,846	$723,835
Net income	—	—	—	69,715	—	2,134	71,849
Foreign currency translation adjustment	—	—	—	—	177	—	177
Unrealized gain on foreign currency, net of tax	—	—	—	—	96	—	96
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(652)	—	(652)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	3,637	—	3,637
Formation of noncontrolling interest	—	—	—	—	—	3,440	3,440
Distribution to noncontrolling interest	—	—	—	—	—	(1,493)	(1,493)
Restricted stock unit grant	—	—	1,941	—	—	—	1,941
Share-based compensation	—	—	3,920	—	—	—	3,920
Stock option activity and awards	239	—	2,895	—	—	—	2,895
Stock repurchases	—	—	(549)	—	—	—	(549)
Tax benefit from stock options and awards	—	—	154	—	—	—	154
Tax shortfall and other from stock options and awards	—	—	(263)	—	—	—	(263)

Balances, June 30, 2009	84,872	$85	$316,772	$478,297	$(3,094)	$16,927	$808,987

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$71,849	$73,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,840	15,325
Amortization of debt issue costs	241	233
Provision for uncollectible accounts	2,936	2,008
Gain on sale of assets	(76)	(57)
Share-based compensation	3,920	3,322
Deferred income taxes	10,944	5,431
Excess tax benefit from exercise of stock options	(154)	(355)
Write-off of internal-use software	5,271	—
Other	(218)	(246)
Changes in operating assets and liabilities:
Accounts receivable	(7,989)	(8,004)
Inventory, prepaid expenses and other assets	(2,929)	(4,519)
Accounts payable and other accrued liabilities	4,357	2,307
Accrued payroll and related liabilities	2,134	1,465
Income taxes	1,073	10,979

Net cash provided by operating activities	110,199	101,449

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(28,144)	(80,367)
Real estate acquired in connection with business acquisitions	(3,828)	(13,098)
Property and equipment additions	(25,208)	(25,543)
Proceeds from sale of assets	108	1,753
Other	(281)	(14,987)

Net cash used in investing activities	(57,353)	(132,242)

Cash flows from financing activities:
Repayment of long-term obligations	(3,899)	(3,925)
Distributions to noncontrolling interest partners	(1,493)	(1,456)
Proceeds from issuance of common stock under stock option plans	2,895	892
Excess tax benefit from exercise of stock options	154	355
Stock repurchases	(549)	—

Net cash used in financing activities	(2,892)	(4,134)

Effect of currency exchange rate changes on cash and cash equivalents	(18)	(15)

Increase (decrease) in cash and cash equivalents	49,936	(34,942)
Cash and cash equivalents at beginning of period	88,959	110,866

Cash and cash equivalents at end of period	$138,895	$75,924

Supplemental disclosures of cash flow information:
Interest paid.	$12,316	$14,288
Income taxes paid	$32,884	$29,569

Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$35,520	$82,235
Cash paid for acquisitions	(24,928)	(78,022)
Non-cash note conversion to equity interest in subsidiary	(5,700)	—

Liabilities assumed	$4,892	$4,213

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2009
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2009, we operated 480 animal hospitals throughout 40 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2009, we operated 46 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP in the United States for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation. These include the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletins (ARB) No. 51 (“SFAS No. 160”). The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. For further information, refer to our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
     We evaluated the effects of all subsequent events through August 7, 2009, the date of this report, which is concurrent with the date we file this report with the SEC.
3. Goodwill and Other Intangible Assets
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Goodwill and Other Intangible Assets, continued
  Goodwill
     Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any non-controlling interest in the acquiree and for a business combination achieved in stages, the acquisition-date fair value of any previously held equity interest over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2009 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2008	$807,203	$95,694	$19,160	$922,057
Goodwill acquired	25,342	92	—	25,434
Goodwill related to noncontrolling interests	3,440	—	—	3,440
Other (1)	712	58	—	770

Balance as of June 30, 2009	$836,697	$95,844	$19,160	$951,701

(1)	Other includes purchase price adjustments, buy-outs and currency translation adjustments.
  Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at June 30, 2009 and December 31, 2008 as follows (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Non-contractual customer relationships	$29,878	$(5,606)	$24,272	$26,412	$(3,689)	$22,723
Covenants not-to-compete	14,301	(6,756)	7,545	16,195	(8,001)	8,194
Favorable lease asset	4,119	(293)	3,826	4,689	(629)	4,060
Technology	1,270	(1,203)	67	1,270	(1,076)	194
Trademarks	770	(298)	472	699	(251)	448
Client lists	73	(60)	13	84	(58)	26

Total	$50,411	$(14,216)	$36,195	$49,349	$(13,704)	$35,645

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Aggregate amortization expense	$1,823	$1,743	$3,630	$2,947

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for the remainder of fiscal 2009 and each of the succeeding years thereafter as of June 30, 2009 is as follows (in thousands):

Remainder of 2009	$3,742
2010	6,990
2011	6,165
2012	5,276
2013	3,226
Thereafter	10,796

Total	$36,195

4. Noncontrolling Interests
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
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued workers’ compensation insurance	$4,116	$4,436
Deferred revenue	7,344	7,303
Interest rate swap liability	3,926	8,899
Other	26,851	25,786

	$42,237	$46,424

6. Interest Rate Swap Agreements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The additional disclosures require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted SFAS No. 161 on January 1, 2009 and have included the applicable disclosures below and in Note 7.
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
     The following table summarizes cash received or cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash paid (1)	$2,727	$1,703	$5,972	$2,391
Recognized gain from ineffectiveness (2)	$(22)	$(213)	$(71)	$(36)

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Interest Rate Swap Agreements, continued
(1)	Our interest rate swap agreements effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. The above table depicts both cash payments to and receipts from the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility.

(2)	These recognized gains are included in other income in our Condensed, Consolidated Income Statements.
7. Fair Value Measurements
     On January 1, 2008, we adopted the applicable provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. On January 1, 2009 we adopted SFAS No. 157 for our non-financial assets and non-financial liabilities measured on a non-recurring basis. As of June 30, 2009, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.
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
     Fair Value of Financial Instrument
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
7. Fair Value Measurements, continued
     Cash and Cash Equivalents. These balances include cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.
     Receivables, Less Allowance for Doubtful Accounts, Accounts Payable and Certain Other Accrued Liabilities. Due to their short-term nature, fair value approximates carrying value.
     Long-Term Debt. We believe the carrying values of our variable-rate debt at June 30, 2009 are not reasonable estimates of fair value due to changes in the credit markets during 2008 and 2009. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporate VCA’s credit risk.
     The following table reflects the carrying value and fair values of our long-term debt (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$519,585	$508,926	$522,282	$499,025

     Interest Rate Swap Agreements. We use the market approach to measure fair value for our interest rate swap agreements. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities.
     The following table reflects the fair value as defined by SFAS No. 157 of our interest rate swap agreements which is measured on a recurring basis (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable	Unobservable
		for Identical Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
At June 30, 2009
Other accrued liabilities	$(3,926)	$—	$(3,926)	$—

At December 31, 2008
Other accrued liabilities	$(8,899)	$—	$(8,899)	$—

8. Share-Based Compensation
   Stock Option Activity
     There were no stock options granted during the six months ended June 30, 2009. The aggregate intrinsic value of our stock options exercised during the three and six months ended June 30, 2009 was $1.1 million and $1.3 million, respectively, and the actual tax benefit realized on options exercised during these periods was $441,000 and $490,000, respectively.
     At June 30, 2009 there was $5.0 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 2.8 years.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation, continued
     The compensation cost that has been charged against income for stock options for the three months ended June 30, 2009 and 2008 was $497,000 and $438,000, respectively. The corresponding income tax benefit recognized was $194,000 and $170,000 for the three months ended June 30, 2009 and 2008, respectively.
     The compensation cost that has been charged against income for stock options for the six months ended June 30, 2009 and 2008 was $1.0 million and $875,000, respectively. The corresponding income tax benefit recognized was $393,000 and $341,000 for the six months ended June 30, 2009 and 2008, respectively.
  Non-Vested Stock Activity
     During the six months ended June 30, 2009 we granted 12,096 shares of non-vested common stock. These awards were granted to our non-employee directors and will vest in equal annual installments over three years from the grant date.
     Total compensation cost charged against income related to non-vested stock awards was $1.4 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $566,000 and $613,000 for the three months ended June 30, 2009 and 2008, respectively.
     Total compensation cost charged against income related to non-vested stock awards was $2.9 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $1.1 million and $952,000 for the six months ended June 30, 2009 and 2008, respectively.
     At June 30, 2009, there was $11.6 million of unrecognized compensation cost related to these non-vested shares, which will be recognized over a weighted-average period of 2.3 years, assuming the performance conditions are met. A summary of our non-vested stock activity for the six months ended June 30, 2009 is as follows:

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2008	724,235	$31.52
Granted	12,096	$24.80
Vested	(89,005)	$32.77
Forfeited/Canceled	(10,875)	$34.12

Outstanding at June 30, 2009	636,451	$31.17

  Restricted Stock Unit Activity
     Pursuant to the terms of the 2006 Equity Incentive Plan, on April 17, 2009, we awarded 84,757 restricted stock units in lieu of cash bonuses to our four senior executive officers for services performed in fiscal year 2008. Restricted stock units differ from the non-vested stock awards mentioned above in that the restricted stock units were fully vested or earned by the employee on the grant date however are restricted such that the participant will not have any right, title, or interest in, or otherwise be considered the owner of, any of the shares of common stock covered by the restricted stock units until such shares of common stock are settled. The restricted stock units will be settled upon the first to occur of the following: May 1, 2012, the date of the senior executive’s separation from service, death or disability, or the date of a change in control. The restricted stock units had a grant date fair value of $22.90 per share resulting in a total value of $1.9 million and the grant is considered a non-cash financing activity in the current period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income attributable to VCA Antech, Inc.	$37,745	$40,317	$69,715	$71,519

Weighted-average common shares outstanding:
Basic	84,825	84,371	84,753	84,359
Effect of dilutive potential common shares:
Stock options	902	1,244	709	1,333
Non-vested shares	210	110	167	113

Diluted	85,937	85,725	85,629	85,805

Basic earnings per share	$0.45	$0.48	$0.82	$0.85

Diluted earnings per share	$0.44	$0.47	$0.81	$0.83

     For the three months ended June 30, 2009 and 2008, potential common shares of 8,001 and 47,997, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
     For the six months ended June 30, 2009 and 2008, potential common shares of 1,273,098 and 39,997, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
10. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive income during the three and six months ended June 30, 2009 and 2008. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$38,968	$41,401	$71,849	$73,560
Other comprehensive income:
Foreign currency translation adjustments	355	(18)	177	(18)
Unrealized gain on foreign currency	252	—	157	—
Tax expense	(98)	—	(61)	—
Unrealized (loss) gain on hedging instruments	(456)	3,675	(1,070)	(1,765)
Tax benefit (expense)	178	(1,438)	418	679
Losses on hedging instruments reclassified to income	2,727	1,703	5,972	2,391
Tax benefit	(1,066)	(662)	(2,335)	(930)

Other comprehensive income	1,892	3,260	3,258	357

Total comprehensive income	40,860	44,661	75,107	73,917
Comprehensive income attributable to noncontrolling interests	1,223	1,084	2,134	2,041

Comprehensive income attributable to VCA Antech, Inc.	$39,637	$43,577	$72,973	$71,876

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
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2009
External revenue	$261,287	$74,358	$9,231	$—	$—	$344,876
Intercompany revenue	—	8,453	1,397	—	(9,850)	—

Total revenue	261,287	82,811	10,628	—	(9,850)	344,876
Direct costs	208,154	41,781	6,795	—	(9,466)	247,264

Gross profit	53,133	41,030	3,833	—	(384)	97,612
Selling, general and administrative expense	5,378	5,644	2,658	9,525	—	23,205
Write-off of internal-use software	—	—	—	5,271	—	5,271
Loss on sale of assets	129	25	5	13	—	172

Operating income (loss)	$47,626	$35,361	$1,170	$(14,809)	$(384)	$68,964

Depreciation and amortization	$6,560	$2,280	$380	$668	$(200)	$9,688
Capital expenditures	$9,753	$1,989	$238	$1,793	$(410)	$13,363

Three Months Ended June 30, 2008
External revenue	$251,001	$73,591	$9,842	$—	$—	$334,434
Intercompany revenue	—	8,249	1,996	—	(10,245)	—

Total revenue	251,001	81,840	11,838	—	(10,245)	334,434
Direct costs	198,381	40,966	7,616	—	(9,495)	237,468

Gross profit	52,620	40,874	4,222	—	(750)	96,966
Selling, general and administrative expense	5,694	5,185	2,948	8,982	—	22,809
Loss on sale of assets	104	11	—	12	—	127

Operating income (loss)	$46,822	$35,678	$1,274	$(8,994)	$(750)	$74,030

Depreciation and amortization	$5,535	$1,808	$404	$454	$(139)	$8,062
Capital expenditures	$12,091	$3,637	$175	$617	$(440)	$16,080

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Six Months Ended June 30, 2009
External revenue	$499,645	$143,850	$17,231	$—	$—	$660,726
Intercompany revenue	—	16,450	2,555	—	(19,005)	—

Total revenue	499,645	160,300	19,786	—	(19,005)	660,726
Direct costs	403,348	83,264	12,428	—	(18,367)	480,673

Gross profit	96,297	77,036	7,358	—	(638)	180,053
Selling, general and administrative expense	10,762	11,211	5,742	18,679	—	46,394
Write-off of internal-use software	—	—	—	5,271	—	5,271
(Gain) loss on sale of assets	(130)	27	6	21	—	(76)

Operating income (loss)	$85,665	$65,798	$1,610	$(23,971)	$(638)	$128,464

Depreciation and amortization	$12,859	$4,463	$749	$1,156	$(387)	$18,840
Capital expenditures	$18,876	$4,118	$318	$2,678	$(782)	$25,208

Six Months Ended June 30, 2008
External revenue	$477,101	$142,649	$22,516	$—	$—	$642,266
Intercompany revenue	—	15,920	3,171	—	(19,091)	—

Total revenue	477,101	158,569	25,687	—	(19,091)	642,266
Direct costs	383,344	80,353	16,552	—	(17,980)	462,269

Gross profit	93,757	78,216	9,135	—	(1,111)	179,997
Selling, general and administrative expense	11,172	10,136	6,382	18,297	—	45,987
(Gain) loss on sale of assets	(89)	—	20	12	—	(57)

Operating income (loss)	$82,674	$68,080	$2,733	$(18,309)	$(1,111)	$134,067

Depreciation and amortization	$10,418	$3,455	$801	$913	$(262)	$15,325
Capital expenditures	$19,146	$5,415	$257	$1,442	$(717)	$25,543

At June 30, 2009
Total assets	$1,117,137	$203,309	$41,394	$190,720	$(9,656)	$1,542,904

At December 31, 2008
Total assets	$1,069,963	$194,164	$42,839	$150,891	$(8,819)	$1,449,038

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
12. Commitments and Contingencies
     We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. We also have contingencies as follows:
  a. Earn-Out Payments
     We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at June 30, 2009, we will be obligated to pay an additional $1.5 million.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
13. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the underlying concepts of SFAS No. 141, Business Combinations (“SFAS No. 141”) in that all business combinations continue to be accounted for at fair value under the acquisition method of accounting. SFAS No. 141R changes the application of the acquisition method in a number of significant respects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would also apply the provisions of SFAS No. 141R.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We early adopted the provisions of this FSP and all other related guidance for the quarter ended March 31, 2009 and we have included the required disclosures in Note 7. The adoption did not have a material impact upon our consolidated financial statements.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of SFAS No. 167 will be effective for our company on January 1, 2010. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial statements, however, we do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) and establishes The FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB. SFAS No. 168 will be effective for our quarter ending September 30, 2009. SFAS No. 168 does not change GAAP and our adoption of SFAS No. 168 will not have a material impact on our consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
14. Subsequent Events
     On July 1, 2009, we acquired Eklin Medical Systems, Inc. (“Eklin”), a leading seller of digital radiography, ultrasound and practice management software systems in the veterinary market. We acquired Eklin for a purchase price of $13.5 million. During the three months ended June 30, 2009 we incurred $440,000 in transaction costs which were expensed in accordance with SFAS No. 141R. Eklin will be combined with Sound Technologies, Inc. and will be reported within our Medical Technology segment.

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
     The forward-looking information set forth in this Quarterly report on Form 10-Q is as of August 7, 2009, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 7, 2009 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov .
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2009, our animal hospital network consisted of 480 animal hospitals in 40 states.
•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2009, our Laboratory network consisted of 46 laboratories serving all 50 states and certain areas in Canada.
•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
     During the three months ended June 30, 2009, we experienced continued success generating positive revenue growth. Although the sustained weak economic environment continued to hinder our ability to grow Animal Hospital same-store revenue, as we have done in the past, we focused our efforts on completing selective acquisitions and on controlling overall expenses. As a result of these efforts, we were able to effectively maintain our overall consolidated gross margin and increase earnings.

  Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $60.0 million to $70.0 million of annualized Animal Hospital revenue in 2009. In addition, we also evaluate the acquisition of animal hospital chains, laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2009:

Animal Hospitals:
Beginning of period	471
Acquisitions	14
Acquisitions relocated into our existing animal hospitals	(3)
Closed	(2)

End of period	480

Laboratories:
Beginning of period	44
Acquisitions (1)	—
Created	2

End of period	46

(1)	During the six months ended June 30, 2009 we acquired one pathology office, bringing the total number of pathology offices to four. Pathology offices are not included in our laboratory count.
     The following table summarizes the preliminary purchase price paid by us for the 14 animal hospitals and one pathology office we acquired during the six months ended June 30, 2009, and the preliminary allocation of the purchase price (in thousands):

Preliminary Purchase Price:
Cash (1)	$24,928
Non-cash note conversion to equity interest in subsidiary	5,700
Other liabilities assumed	4,892

Total	$35,520

Preliminary Allocation of the Purchase Price:
Tangible assets	$5,754
Identifiable intangible assets	4,332
Goodwill (2)	25,434

Total	$35,520

(1)	The $3.2 million difference between cash paid for acquisitions per this schedule and per the condensed, consolidated statement of cash flows is due to payments of earn-outs and holdbacks and acquisition adjustments related to previous acquisitions.

(2)	We expect that $17.2 million of the goodwill recorded for these acquisitions as of June 30, 2009 will be fully deductible for income tax purposes.
     In addition to the purchase price listed above we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $3.8 million for the six months ended June 30, 2009.

Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2008 Annual Report on Form 10-K. There have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended June 30, 2009.
Valuation of Goodwill
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist. During the quarter ended March 31, 2009, as a result of a decline in the sales volume at our Medical Technology reporting unit we evaluated the related goodwill for impairment. We calculated an estimate of the fair value of the Medical Technology reporting unit which indicated that there was no impairment. However, the fair value did not significantly exceed its respective book value. During the current quarter we experienced an increase in sales and accordingly once again concluded that no impairment existed. However, it is considered at least reasonably possible that our determination that goodwill is not impaired could change in the near term should the current economic condition worsen. We will continue to monitor the results of all of our business segments and perform additional valuations as necessary. Otherwise we will perform our regularly scheduled annual impairment analysis of all our reporting units in October 2009 which will include both discounted cash flow techniques and market comparables.
Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Animal Hospital	75.8%	75.1%	75.6%	74.3%
Laboratory	24.0	24.5	24.3	24.7
Medical Technology	3.1	3.5	3.0	4.0
Intercompany	(2.9)	(3.1)	(2.9)	(3.0)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	71.7	71.0	72.7	72.0

Gross profit	28.3	29.0	27.3	28.0
Selling, general and administrative expense	6.7	6.8	7.0	7.2
Write-off of internal-use software	1.5	—	0.9	—
Loss (gain) on sale of assets	0.1	0.1	—	(0.1)

Operating income	20.0	22.1	19.4	20.9
Interest expense, net	1.7	2.1	1.7	2.3
Other income	—	(0.1)	—	—

Income before provision for income taxes	18.3	20.1	17.7	18.6
Provision for income taxes	7.0	7.7	6.8	7.2

Net income	11.3	12.4	10.9	11.4
Net income attributable to noncontrolling interests	0.4	0.3	0.3	0.3

Net income attributable to VCA Antech, Inc	10.9%	12.1%	10.6%	11.1%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009		2008			2009		2008
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Animal Hospital	$261,287	75.8%	$251,001	75.1%	4.1%	$499,645	75.6%	$477,101	74.3%	4.7%
Laboratory	82,811	24.0%	81,840	24.5%	1.2%	160,300	24.3%	158,569	24.7%	1.1%
Medical Technology	10,628	3.1%	11,838	3.5%	(10.2)%	19,786	3.0%	25,687	4.0%	(23.0)%
Intercompany	(9,850)	(2.9)%	(10,245)	(3.1)%	(3.9)%	(19,005)	(2.9)%	(19,091)	(3.0)%	(0.5)%

Total revenue	$344,876	100.0%	$334,434	100.0%	3.1%	$660,726	100.0%	$642,266	100.0%	2.9%

     Consolidated revenue increased $10.4 million for the three months ended June 30, 2009 and $18.5 million for the six months ended June 30, 2009. The increase in consolidated revenue was attributable to revenue from acquired animal hospitals and, to a lesser extent, internal growth in our Laboratory segment. Our Laboratory internal revenue growth was 0.6% and 1.1% for the three and six months ended June 30, 2009. The increase was partially offset by declines in our Animal Hospital same-store revenue and Medical Technology revenue. Our Animal Hospital same-store revenue growth was negative 3.3% and negative 3.0% for the three and six months ended June 30, 2009. The decline in our revenue growth rates is due primarily to the aforementioned economic environment. The six month organic revenue results for both the Animal Hospital and Laboratory segments have been adjusted for differences in business days.
Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009		2008			2009		2008
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Animal Hospital	$53,133	20.3%	$52,620	21.0%	1.0%	$96,297	19.3%	$93,757	19.7%	2.7%
Laboratory	41,030	49.5%	40,874	49.9%	0.4%	77,036	48.1%	78,216	49.3%	(1.5)%
Medical Technology	3,833	36.1%	4,222	35.7%	(9.2)%	7,358	37.2%	9,135	35.6%	(19.5)%
Intercompany	(384)		(750)			(638)		(1,111)

Total gross profit	$97,612	28.3%	$96,966	29.0%	0.7%	$180,053	27.3%	$179,997	28.0%	0.0%

     Consolidated gross profit increased $646,000 for the three months ended June 30, 2009 and increased $56,000 for the six months ended June 30, 2009. The increase for the three and six months ended June 30, 2009 was primarily due to acquired animal hospitals and Laboratory internal growth as discussed above. The increase was largely offset by a decline in Medical Technology revenue and modest declines in Animal Hospital and Laboratory gross margins.

Segment Results
Animal Hospital Segment
     The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
Revenue	$261,287	$251,001	4.1%	$499,645	$477,101	4.7%
Gross profit	$53,133	$52,620	1.0%	$96,297	$93,757	2.7%
Gross margin	20.3%	21.0%		19.3%	19.7%
     Animal Hospital revenue increased $10.3 million for the three months ended June 30, 2009 and $22.5 million for the six months ended June 30, 2009 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Same-store facilities:
Orders (1)(2)	1,560	1,660	(6.1)%	2,867	3,059	(6.3)%
Average revenue per order (3)	$152.21	$147.94	2.9%	$151.93	$146.79	3.5%

Same-store revenue (1)	$237,376	$245,573	(3.3)%	$435,615	$448,992	(3.0)%
Business day adjustment (4)	—	—		—	2,806
Net acquired revenue (5)	23,911	5,428		64,030	25,303

Total	$261,287	$251,001	4.1%	$499,645	$477,101	4.7%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior period and adjusted for the impact resulting from any differences in the number of business days in the comparable period. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The business day adjustment reflects the impact of one fewer business day in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2008 for the three month analysis and January 1, 2008 for the six month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     During the three and six months ended June 30, 2009, our volume of same-store orders declined primarily as a result of current economic conditions and to a lesser extent, changes in our overall business environment.

     Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels such as the Internet. There has also been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently.
     Our average revenue per order increased however during the three and six months ended June 30, 2009. Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. The migration of lower-priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has resulted in a decrease in lower-priced orders and an increase in higher-priced orders. However, as mentioned above during the three and six months ended June 30, 2009 we experienced a decrease in both lower and higher priced orders.
     Price increases also contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in February of each year.
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
     Our Animal Hospital gross margin declined slightly to 20.3% for the three months ended June 30, 2009 and 19.3% for the six months ended June 30, 2009 as compared to 21.0% and 19.7% in the prior year periods. Our Animal Hospital same-store gross margin also declined slightly to 20.9% for the three months ended June 30, 2009 as compared to 21.2% in the prior year period however remained unchanged at 20.1% for the six months ended June 30, 2009 and 2008.
     The decrease in same-store gross margin for the three months ended June 30, 2009 was primarily due to an increase in marketing and other direct costs. The same-store margin for the six months ended June 30, 2009 was also impacted by the increase in marketing costs offset primarily by a decrease in labor costs predominantly due to our efforts to manage our margin.
     Our combined Animal Hospital margin was also impacted by lower gross margins from our acquired animal hospitals. Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition by improving animal hospital revenue, reducing costs, and increasing operating leverage.
Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
Revenue	$82,811	$81,840	1.2%	$160,300	$158,569	1.1%
Gross profit	$41,030	$40,874	0.4%	$77,036	$78,216	(1.5)%
Gross margin	49.5%	49.9%		48.1%	49.3%

     Laboratory revenue increased $971,000 for the three months ended June 30, 2009 and $1.7 million for the six months ended June 30, 2009 as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Internal growth:
Number of requisitions (1)	3,618	3,599	0.5%	6,850	6,796	0.8%
Average revenue per requisition (2)	$22.77	$22.74	0.1%	$23.27	$23.19	0.3%

Total internal revenue (1)	$82,369	$81,840	0.6%	$159,370	$157,572	1.1%
Billing day adjustment (3)	—	—		—	997
Acquired revenue (4)	442	—		930	—

Total	$82,811	$81,840	1.2%	$160,300	$158,569	1.1%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing day adjustment reflects the impact of one fewer billing day in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

(4)	Acquired revenue represents the revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.
     Requisitions from internal growth continue to increase as the result of an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in veterinary hospitals. However, for the three and six months ended June 30, 2009 this increase has slowed significantly due to the economic downturn.
     The average revenue per requisition increased slightly for the three and six months ended June 30, 2009 as compared to prior year periods due to price increases which ranged from 3% to 4% in both February 2009 and February 2008. The price increases were largely offset by other factors including changes in the mix, performing lower-priced tests historically performed at the veterinary hospitals, and a decrease in higher-priced tests as a result of the current economic environment.
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
     Laboratory margins decreased 40 basis points and 120 basis points during the three and six months ended June 30, 2009, respectively. The decrease was primarily due to costs incurred in advance of projected revenue related to our expansion into Canada, in addition to increased depreciation and amortization expense and repairs and maintenance expense related to new equipment purchases and leasehold improvements. Excluding the results for Canada our Laboratory margins would have increased 20 basis points for the three months ended June 30, 2009, and would have decreased only 50 basis points for the six months ended June 30, 2009.

Medical Technology Segment
     The following table summarizes revenue and gross profit for the Medical Technology segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
Revenue	$10,628	$11,838	(10.2)%	$19,786	$25,687	(23.0)%
Gross profit	$3,833	$4,222	(9.2)%	$7,358	$9,135	(19.5)%
Gross margin	36.1%	35.7%		37.2%	35.6%
     Medical Technology revenue decreased $1.2 million for the three months ended June 30, 2009 and $5.9 million for the six months ended June 30, 2009 as compared to the same periods in the prior year. Overall, Medical Technology revenue has been impacted by current economic trends which have caused many members of the veterinary community to delay their expenditures for capital assets such as digital radiography and ultrasound equipment.
     The decline in revenue for the three months ended June 30, 2009 was primarily due to a decrease in the sale of ultrasound equipment. The sale of ultrasound equipment has decreased due to several factors including, as mentioned above, current economic conditions and in addition, the maturing of the market for this type of equipment. The remainder of the decline in Medical Technology revenue for the three months ended June 30, 2009 was due to a decrease in sales of digital radiography equipment. The overall decline in revenue was partially offset by an increase in customer support revenue related to an increase in the base of installed digital radiography units and an overall increase in renewal rates.
     The decline in revenue for the six months ended June 30, 2009 was primarily due to a decrease in the sales of digital radiography equipment and to a lesser extent sales of ultrasound equipment.
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
     Medical Technology gross profit decreased $389,000 for the three months ended June 30, 2009 and $1.8 million for the six months ended June 30, 2009 as compared to the same periods in the prior year. The decrease is attributable to the decrease in revenue as discussed above and a decline in digital radiography and ultrasound margins. The decline in digital radiography margins was the result of a change in product mix from higher-margin small-animal business to lower-margin equine business. The decline in ultrasound margins was due to the decrease in average selling prices which were lower in an effort to stimulate demand.
Intercompany Revenue
     Laboratory revenue for the three and six months ended June 30, 2009 included intercompany revenue of $8.5 million and $16.5 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three and six months ended June 30, 2009 included intercompany revenue of $1.4 million and $2.6 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009		2008			2009		2008
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$5,378	2.1%	$5,694	2.3%	(5.5)%	$10,762	2.2%	$11,172	2.3%	(3.7)%
Laboratory	5,644	6.8%	5,185	6.3%	8.9%	11,211	7.0%	10,136	6.4%	10.6%
Medical Technology	2,658	25.0%	2,948	24.9%	(9.8)%	5,742	29.0%	6,382	24.8%	(10.0)%
Corporate	9,525	2.8%	8,982	2.7%	6.0%	18,679	2.8%	18,297	2.8%	2.1%

Total SG&A	$23,205	6.7%	$22,809	6.8%	1.7%	$46,394	7.0%	$45,987	7.2%	0.9%

     Consolidated SG&A increased slightly for the three and six months ended June 30, 2009. Our Laboratory segment SG&A increased due to costs incurred related to our expansion into Canada and research and development expenses associated with potential new products. Corporate SG&A increased primarily due to transaction costs of $440,000 incurred related to our acquisition of Eklin Medical Systems, Inc.. Effective January 1, 2009, transaction costs are now expensed in accordance with the new purchase accounting standard, SFAS No. 141R. The increases in Laboratory and corporate SG&A were almost fully offset by decreases in Animal Hospital and Medical Technology SG&A. These decreases were due to reductions in travel and entertainment expense and decreased bonuses and commissions as a result of the current economic environment.
Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2009		2008			2009		2008
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$47,626	18.2%	$46,822	18.7%	1.7%	$85,665	17.1%	$82,674	17.3%	3.6%
Laboratory	35,361	42.7%	35,678	43.6%	(0.9)%	65,798	41.0%	68,080	42.9%	(3.4)%
Medical Technology	1,170	11.0%	1,274	10.8%	(8.2)%	1,610	8.1%	2,733	10.6%	(41.1)%
Corporate	(14,809)	(4.3)%	(8,994)	(2.7)%	64.7%	(23,971)	(3.6)%	(18,309)	(2.9)%	30.9%
Intercompany	(384)	3.9%	(750)	7.3%	(48.8)%	(638)	3.4%	(1,111)	5.8%	(42.6)%

Total operating income	$68,964	20.0%	$74,030	22.1%	(6.8)%	$128,464	19.4%	$134,067	20.9%	(4.2)%

     The decrease in our consolidated operating income was primarily due to a $5.3 million non-cash charge taken during the three months ended June 30, 2009 related to the write-off of an internal-use software project due to the failure of the project to reach development milestones and our decision to pursue alternative solutions. Excluding the impact of the internal-use software charge which is included in the corporate results above, operating income increased slightly during the three months ended June 30, 2009, primarily due to the increases in revenue mentioned above partially offset by a slight decrease in margins.
     Excluding the impact of the internal-use software charge, operating income decreased slightly during the six months ended June 30, 2009, primarily due to a decrease in consolidated operating margin related to a change in mix from higher margin Laboratory business to lower margin Animal Hospital business, combined with an increase in selling, general and administrative expense as a percentage of revenue.

Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest expense (income):
Senior term notes	$2,573	$5,563	$5,160	$12,576
Interest rate hedging agreements	2,727	1,656	5,972	2,438
Capital leases and other	569	401	1,149	1,042
Amortization of debt costs	121	117	241	233

	5,990	7,737	12,522	16,289
Interest income	(264)	(692)	(678)	(1,629)

Total interest expense, net of interest income	$5,726	$7,045	$11,844	$14,660

     The decrease in net interest expense for the three and six months ended June 30, 2009 was primarily attributable to a decrease in the weighted average interest rate in comparison to the prior year.
Provision for Income Taxes
     Our effective tax rate was 39.2% for both the three and six months ended June 30, 2009 compared to 39.1% for both the three and six months ended June 30, 2008. The effective tax rate is subject to ongoing review and evaluation by management and could change in future quarters.
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
     At June 30, 2009, our consolidated cash and cash equivalents totaled $138.9 million, representing an increase of $49.9 million as compared to December 31, 2008. In addition, cash flows generated from operating activities totaled $110.2 million in the six months ended June 30, 2009, representing an increase of $8.8 million as compared to the six months ended June 30, 2008.
     We have historically funded our working capital requirements, capital expenditures and investment in animal hospital acquisitions from internally generated cash flows and we expect to do so in the future. As of June 30, 2009, we have access to an unused $75.0 million revolving credit facility, which allows us to maintain further operating and financial flexibility. Historically, we have been able to obtain cash from other additional borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

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
     For the year ended December 31, 2009, we expect to spend $60.0 million to $70.0 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. From January 1, 2009 through June 30, 2009, we spent $24.9 million in connection with the acquisition of 13 animal hospitals and one pathology office, as well as $3.8 million for the related real estate. In addition, we expect to spend approximately $80.0 million in 2009 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
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
Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2009, we were in compliance with these covenants.
     At June 30, 2009, we had a fixed-charge coverage ratio of 1.67 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At June 30, 2009, we had a leverage ratio of 1.84 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$110,199	$101,449
Investing activities	(57,353)	(132,242)
Financing activities	(2,892)	(4,134)
Effect of exchange rate changes on cash and cash equivalents	(18)	(15)

Increase (decrease) in cash and cash equivalents	49,936	(34,942)
Cash and cash equivalents at beginning of period	88,959	110,866

Cash and cash equivalents at end of period	$138,895	$75,924

Cash Flows from Operating Activities
     Net cash provided by operating activities increased $8.8 million in the six months ended June 30, 2009 as compared to the same period in the prior year. This increase was due primarily to additional cash generated from acquired businesses and favorable working capital requirements. The increase was partially offset by an increase in cash paid for taxes.
Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended
	June 30,
	2009	2008	Variance
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(24,928)	$(78,022)	$53,094	(1)
Other	(3,216)	(2,345)	(871)

Total cash used for acquisitions	(28,144)	(80,367)	52,223

Property and equipment additions	(25,208)	(25,543)	335
Real estate acquired with acquisitions	(3,828)	(13,098)	9,270	(2)
Proceeds from sale of assets	108	1,753	(1,645)	(3)
Other	(281)	(14,987)	14,706	(4)

Net cash used in investing activities	$(57,353)	$(132,242)	$74,889

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. In addition, the cash used for acquisitions declined in 2009 as a result of our desire to accumulate cash in advance of our debt refinancing which is expected to occur early next year.

(2)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The decrease in cash used to acquire real estate is due to a decrease in opportunities that met our selective criteria.

(3)	The decrease in proceeds from sale of assets is primarily due to a significant land sale in 2008.

(4)	The decrease in other investing cash flows was primarily due to investments made in 2008 related to our expansion into other markets.

Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended
	June 30,
	2009	2008	Variance
Financing Cash Flows:
Repayment of long-term obligations	$(3,899)	$(3,925)	$26
Distributions to noncontrolling interest partners	(1,493)	(1,456)	(37)	(1)
Proceeds from stock options exercises	2,895	892	2,003	(2)
Excess tax benefits from stock options	154	355	(201)
Stock repurchases	(549)	—	(549)	(3)

Net cash used in financing activities	$(2,892)	$(4,134)	$1,242

(1)	The distributions to noncontrolling interest partners represents cash payments to noncontrolling interest partners for their portion of partnership income. As mentioned in Note 4 in our June 30, 2009 Notes to Condensed, Consolidated Financial Statements, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletins (ARB) No. 51 (“SFAS No. 160”) effective January 1, 2009, which resulted in a reclassification of these distributions from operating activities to financing activities.

(2)	The number of stock option exercises has increased in comparison to the prior year related to the increase in the market price of our stock during the six months ended June 30, 2009.

(3)	The stock repurchases in fiscal 2009 represent cash paid for taxes by VCA on behalf of employees who elected to settle their income tax withholdings on vested stock awards with stock.
Off-Balance-Sheet Arrangements
     Other than operating leases, as of June 30, 2009 we do not have any off-balance-sheet financing arrangements.
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

	Interest Rate Swap Agreements
Fixed interest rate	5.34%	2.64%
Notional amount (in millions)	$100.0	$100.0
Effective date	6/11/2007	2/12/2008
Expiration date	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.

Description of Indebtedness
     Senior Credit Facility
     At June 30, 2009, we had $519.6 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
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
     Other Debt and Capital Lease Obligations
     At June 30, 2009, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $29.3 million.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. Accordingly, we adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities, which did not have a material impact on our consolidated financial statements. We adopted SFAS No. 157 on January 1, 2009 for our non-financial assets and non-financial liabilities, which did not have a material impact on our consolidated financial statements. We have included the applicable disclosures in Note 7 in our June 30, 2009 Notes to Condensed, Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests, which are re-characterized as noncontrolling interests and classified as a component of equity. We adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the underlying concepts of SFAS No. 141, Business Combinations (“SFAS No. 141”) in that all business combinations continue to be accounted for at fair value under the acquisition method of accounting. SFAS No. 141R changes the application of the acquisition method in a number of significant respects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would also apply the provisions of SFAS No. 141R.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The additional disclosures require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance and cash flows. We adopted SFAS No. 161 on January 1, 2009 and have included the applicable disclosures in Note 6 and Note 7 in our June 30, 2009 Notes to Condensed, Consolidated Financial Statements. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends SFAS No. 142 to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. generally accepted accounting principals (“GAAP”). We adopted FSP FAS 142-3 on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinions (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We early adopted the provisions of this FSP and all other related guidance for the quarter ended March 31, 2009 and we have included the required disclosures in Note 7 in our June 30, 2009 Notes to Condensed, Consolidated Financial Statements. The adoption did not have a material impact upon our consolidated financial statements.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires companies to more frequently assess whether they must consolidate a variable interest entity. The provisions of SFAS No. 167 will be effective for our company on January 1, 2010. We are currently evaluating the impact of SFAS No. 167 on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) and establishes The FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB. SFAS No. 168 will be effective for our quarter ending September 30, 2009. SFAS No. 168 does not change GAAP and our adoption of SFAS No. 168 will not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2009, we had borrowings of $519.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

	Interest Rate Swap Agreements
Fixed interest rate	5.34%	2.64%
Notional amount (in millions)	$100.0	$100.0
Effective date	6/11/2007	2/12/2008
Expiration date	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For every 1.0% increase in LIBOR we will pay an additional $4.0 million in pre-tax interest expense on an annualized basis for the unhedged portion of our senior term notes. Conversely for every 1.0% decrease in LIBOR we will save $4.0 million in pre-tax interest expense on an annualized basis. This represents an increase of $1.3 million in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2008 Annual Report on Form 10-K, due to the expiration of all of our swaps in the next 12 months.
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
     On June 1, 2009, we held our annual meeting of stockholders at which our stockholders:
•	elected each of John M. Baumer and Frank Reddick as a Class I director; and

•	ratified KPMG LLP as our independent registered accounting firm.
     The following Class III directors were not up for re-election and have three-year terms that expire in 2011: John B. Chickering, Jr. and John Heil. The following Class II director was not up for reelection and has a three-year term that expires in 2010: Robert L. Antin.
     The results of the election of two Class I directors were as follows:

Candidate	For	Withhold
John M. Baumer	62,059,519	17,168,576
Frank Reddick	47,236,340	31,991,755
     The results of the other matters upon which our stockholders voted were as follows:

Proposal	For	Against	Abstain
Ratify KPMG LLP as our independent registered accounting firm	78,849,603	291,965	86,526

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2009.

Date: August 7, 2009	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.