Form 10-Q
period 2009-09-30
VCA ANTECH INC
filed 2009-11-06
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
(Not yet applicable to the registrant)
Yes ☐   No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 85,478,182 shares as of November 2, 2009.

VCA Antech, Inc.
Form 10-Q
September 30, 2009

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$155,001	$88,959
Trade accounts receivable, less allowance for uncollectible accounts of $12,813 and $11,025 at September 30, 2009 and December 31, 2008, respectively	49,439	43,453
Inventory	31,100	26,631
Prepaid expenses and other	20,671	18,800
Deferred income taxes	17,364	15,938
Prepaid income taxes	1,152	5,287

Total current assets	274,727	199,068
Property and equipment, less accumulated depreciation and amortization of $159,141 and $138,431 at September 30, 2009 and December 31, 2008, respectively	283,457	263,443
Goodwill	970,274	922,057
Other intangible assets, net	44,211	35,645
Notes receivable, net	4,819	12,893
Deferred financing costs, net	704	1,067
Other	21,586	14,865

Total assets	$1,599,778	$1,449,038

Liabilities and Equity

Current liabilities:
Current portion of long-term obligations	$8,418	$7,771
Accounts payable	28,958	26,087
Accrued payroll and related liabilities	37,026	42,840
Other accrued liabilities	48,291	46,424

Total current liabilities	122,693	123,122
Long-term obligations, less current portion	538,663	544,860
Deferred income taxes	67,560	47,331
Other liabilities	10,525	9,890

Total liabilities	739,441	725,203

Commitments and contingencies:
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 85,441 and 84,633 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	85	85
Additional paid-in capital	330,549	308,674
Accumulated earnings	514,658	408,582
Accumulated other comprehensive loss	(1,482)	(6,352)

Total VCA Antech, Inc. stockholders’ equity	843,810	710,989
Noncontrolling interest	16,527	12,846

Total equity	860,337	723,835

Total liabilities and equity	$1,599,778	$1,449,038

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$338,562	$332,035	$999,288	$974,301
Direct costs	247,422	243,267	728,095	705,536

Gross profit	91,140	88,768	271,193	268,765
Selling, general and administrative expense	25,258	22,003	71,652	67,990
Write-off of internal-use software	—	—	5,271	—
Net loss on sale and disposal of assets	409	90	333	33

Operating income	65,473	66,675	193,937	200,742
Interest expense, net	4,808	6,709	16,652	21,369
Other (income) expense	(1)	88	(131)	(44)

Income before provision for income taxes	60,666	59,878	177,416	179,417
Provision for income taxes	23,180	23,000	68,081	68,979

Net income	37,486	36,878	109,335	110,438
Net income attributable to noncontrolling interests	1,125	1,104	3,259	3,145

Net income attributable to VCA Antech, Inc.	$36,361	$35,774	$106,076	$107,293

Basic earnings per share	$0.43	$0.42	$1.25	$1.27

Diluted earnings per share	$0.42	$0.42	$1.23	$1.25

Weighted-average shares outstanding for basic earnings per share	85,217	84,463	84,909	84,394

Weighted-average shares outstanding for diluted earnings per share	86,431	85,789	85,893	85,789

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
Balances, December 31, 2007	84,335	$84	$296,037	$275,598	$(3,335)	$10,207	$578,591
Net income	—	—	—	107,293	—	3,145	110,438
Foreign currency translation adjustment	—	—	—	—	(224)	—	(224)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(92)	—	(92)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1,175)	—	(1,175)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	2,461	—	2,461
Formation of noncontrolling interest	—	—	—	—	—	3,241	3,241
Distribution to noncontrolling interest	—	—	—	—	—	(2,797)	(2,797)
Purchase of noncontrolling interest	—	—	—	—	—	(374)	(374)
Share-based compensation	—	—	5,309	—	—	—	5,309
Stock option activity and awards	296	1	3,574	—	—	—	3,575
Tax benefit from stock options and awards	—	—	1,846	—	—	—	1,846

Balances, September 30, 2008	84,631	$85	$306,766	$382,891	$(2,365)	$13,422	$700,799

Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$12,846	$723,835
Net income	—	—	—	106,076	—	3,259	109,335
Foreign currency translation adjustment	—	—	—	—	592	—	592
Unrealized gain on foreign currency, net of tax	—	—	—	—	288	—	288
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(801)	—	(801)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	4,791	—	4,791
Formation of noncontrolling interest	—	—	—	—	—	3,440	3,440
Distribution to noncontrolling interest	—	—	—	—	—	(3,018)	(3,018)
Restricted stock unit grant	—	—	1,941	—	—	—	1,941
Share-based compensation	—	—	5,940	—	—	—	5,940
Stock option activity and awards	808	—	13,110	—	—	—	13,110
Stock repurchases	—	—	(561)	—	—	—	(561)
Tax benefit from stock options and awards	—	—	1,445	—	—	—	1,445

Balances, September 30, 2009	85,441	$85	$330,549	$514,658	$(1,482)	$16,527	$860,337

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$109,335	$110,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,986	23,762
Amortization of debt issue costs	363	351
Provision for uncollectible accounts	5,075	3,671
Net loss on sale and disposal of assets	333	33
Share-based compensation	5,940	5,309
Deferred income taxes	16,057	9,894
Excess tax benefit from exercise of stock options	(591)	(1,846)
Write-off of internal-use software	5,271	—
Other	(299)	192
Changes in operating assets and liabilities:
Accounts receivable	(8,312)	(5,736)
Inventory, prepaid expenses and other assets	(7,820)	(5,972)
Accounts payable and other accrued liabilities	742	(438)
Accrued payroll and related liabilities	(4,339)	(3,553)
Income taxes	5,580	9,457

Net cash provided by operating activities	156,321	145,562

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(51,853)	(89,775)
Real estate acquired in connection with business acquisitions	(3,828)	(15,063)
Property and equipment additions	(38,522)	(39,764)
Proceeds from sale of assets	123	1,774
Other	(440)	(15,024)

Net cash used in investing activities	(94,520)	(157,852)

Cash flows from financing activities:
Repayment of long-term obligations	(5,898)	(5,852)
Distributions to noncontrolling interest partners	(3,018)	(2,797)
Proceeds from issuance of common stock under stock option plans	13,110	3,574
Excess tax benefit from exercise of stock options	591	1,846
Stock repurchases	(561)	—

Net cash provided by (used in) financing activities	4,224	(3,229)

Effect of currency exchange rate changes on cash and cash equivalents	17	(44)

Increase (decrease) in cash and cash equivalents	66,042	(15,563)
Cash and cash equivalents at beginning of period	88,959	110,866

Cash and cash equivalents at end of period	$155,001	$95,303

Supplemental disclosures of cash flow information:
Interest paid	$16,329	$23,449
Income taxes paid	$46,444	$49,628

Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$72,303	$92,930
Cash paid for acquisitions	(48,042)	(88,136)
Non-cash note conversion to equity interest in subsidiary	(5,700)	—
Contingent consideration	(712)	—

Liabilities assumed	$17,849	$4,794

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2009
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2009, we operated 482 animal hospitals throughout 40 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2009, we operated 46 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Certain reclassifications have been made herein to 2008 amounts to conform to the current year presentation. These include the adoption of the Financial Accounting Standards Board’s (“FASB”) new accounting guidance on noncontrolling interests in consolidated financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. For further information, refer to our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of GAAP. The Codification was effective for our company beginning July 1, 2009. The Codification does not change GAAP and did not impact our consolidated financial statements.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
     We evaluated the effects of all subsequent events through November 6, 2009, the date this report is filed with the SEC.
3. Goodwill and Other Intangible Assets
     In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets. The guidance was designed to improve the consistency between the useful life of a recognized intangible asset under previous guidance related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under business combinations guidance, and other GAAP. We adopted the

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Goodwill and Other Intangible Assets, continued
new guidance on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.
   Goodwill
     Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any noncontrolling interest in the acquiree and for a business combination achieved in stages, the acquisition-date fair value of any previously held equity interest over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2009 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2008	$807,203	$95,694	$19,160	$922,057
Goodwill acquired	32,484	430	11,127	44,041
Goodwill related to noncontrolling interests	3,440	—	—	3,440
Other (1)	583	153	—	736

Balance as of September 30, 2009	$843,710	$96,277	$30,287	$970,274

(1)	Other includes purchase-price adjustments, buy-outs, earn-out payments and currency translation adjustments.
   Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at September 30, 2009 and December 31, 2008 as follows (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Noncontractual customer relationships	$36,268	$(6,817)	$29,451	$26,412	$(3,689)	$22,723
Covenants not-to-compete	14,532	(7,335)	7,197	16,195	(8,001)	8,194
Favorable lease asset	4,119	(431)	3,688	4,689	(629)	4,060
Trademarks	3,316	(395)	2,921	699	(251)	448
Technology	2,209	(1,297)	912	1,270	(1,076)	194
Client lists	103	(61)	42	84	(58)	26

Total	$60,547	$(16,336)	$44,211	$49,349	$(13,704)	$35,645

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Aggregate amortization expense	$2,013	$1,792	$5,643	$4,739

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for the remainder of fiscal 2009 and each of the succeeding years thereafter as of September 30, 2009 is as follows (in thousands):

Remainder of 2009	$2,155
2010	8,321
2011	7,477
2012	6,511
2013	5,354
Thereafter	13,942

Total (1)	$43,760

(1)	This excludes $451,000 of intangible assets that are not subject to amortization.
4. Noncontrolling Interests
     Effective January 1, 2009, we adopted the new accounting guidance for noncontrolling interests on a retrospective basis. The new guidance changes the accounting and reporting for minority interests which have been recharacterized as noncontrolling interests and are now classified as a component of equity in our condensed, consolidated balance sheets. The adoption also resulted in new presentation and disclosure requirements for noncontrolling interests within our condensed, consolidated income statements, statements of equity and statements of cash flows. The adoption did not have a material impact on our consolidated financial statements.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued workers’ compensation insurance	$3,934	$4,436
Deferred revenue	11,397	7,303
Interest rate swap liability	2,278	8,899
Other	30,682	25,786

	$48,291	$46,424

6. Interest Rate Swap Agreements
     In March 2008, the FASB issued new accounting guidance on disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework. The additional disclosures require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted the new guidance on January 1, 2009 and have included the applicable disclosures below and in Note 7. The adoption did not have a material impact on our consolidated financial statements.
     In accordance with current accounting guidance, all investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Our derivatives are reported as current assets and liabilities or other non-current assets or liabilities as appropriate.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Interest Rate Swap Agreements, continued
     We use interest rate swap agreements to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt.
     If we determine that contracts are effective at meeting our risk reduction and correlation criteria we account for them using hedge accounting. Under hedge accounting, we recognize the effective portion of changes in the fair value of the contracts in other comprehensive income and the ineffective portion in earnings. If we determine that contracts do not, or no longer, meet our risk reduction and correlation criteria, we account for them under a fair-value method recognizing changes in the fair value in earnings in the period of change. If we determine that a contract no longer meets our risk reduction and correlation criteria, or if the derivative expires, we recognize in earnings any accumulated balance in other comprehensive income related to the contract in the period of determination. For interest rate swap agreements accounted for under hedge accounting, we assess the effectiveness based on changes in their intrinsic value with changes in the time value portion of the contract reflected in earnings. All cash payments made or received under the contracts are recognized in interest expense.
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
     We have entered into interest rate swap agreements whereby we pay to the counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from counterparties based on current London Interbank Offer Rates (“LIBOR”) and the same set notional principal amounts. The purpose of these hedges is to offset the variability of cash flows due to our outstanding variable-rate debt under our senior-term notes. A summary of these agreements is as follows:

Interest Rate Swap Agreements
Fixed interest rate	5.34%	2.64%
Notional amount (in millions)	$ 100.0	$ 100.0
Effective date	6/11/2007	2/12/2008
Expiration date	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes
     The following table summarizes cash received or cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash paid (1)	$1,895	$1,639	$7,867	$4,030
Recognized loss (gain) from ineffectiveness (2)	$1	$12	$(70)	$(24)

(1)	Our interest rate swap agreements effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt in an attempt to mitigate interest rate risk. The above table depicts both cash payments to and receipts from the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Interest Rate Swap Agreements, continued

(2)	These recognized losses and gains are included in other income in our condensed, consolidated income statements.
7. Fair Value Measurements
     On January 1, 2008, we adopted the applicable provisions of the new accounting guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. On January 1, 2009, we adopted the new guidance for our non-financial assets and non-financial liabilities measured on a non-recurring basis. As of September 30, 2009, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.
     Current fair value accounting guidance includes a hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The current guidance establishes a three-tiered fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
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
     Fair Value of Financial Instruments
     In April 2009, the FASB issued new accounting guidance for disclosures about fair value of financial instruments, which amends the previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance also amends the previous guidance related to interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim periods ending after June 15, 2009. We early adopted the provisions and all other related guidance for the quarter ended March 31, 2009.
     The Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by the Codification is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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
     Long-Term Debt. We believe the carrying values of our variable-rate debt at September 30, 2009 and December 31, 2008 are not reasonable estimates of fair value due to changes in the credit markets during 2008 and 2009. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporate our credit risk.
     The following table reflects the carrying value and fair value of our long-term debt (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Variable-rate long-term debt	$518,237	$511,912	$522,282	$499,025

     Interest Rate Swap Agreements. We use the market approach to measure fair value for our interest rate swap agreements. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities.
     The following table reflects the fair value of our interest rate swap agreements, which is measured on a recurring basis as defined by the Codification (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable	Unobservable
		for Identical Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
At September 30, 2009
Other accrued liabilities	$2,278	$—	$2,278	$—

At December 31, 2008
Other accrued liabilities	$8,899	$—	$8,899	$—

8. Share-Based Compensation
   Stock Option Activity
     There were no stock options granted during the nine months ended September 30, 2009. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2009 was $4.6 million and $5.9 million, respectively, and the actual tax benefit realized on options exercised during these periods was $1.8 million and $2.3 million, respectively.
     At September 30, 2009 there was $4.5 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation, continued
     The compensation cost that has been charged against income for stock options for the three months ended September 30, 2009 and 2008 was $471,000 and $418,000, respectively. The corresponding income tax benefit recognized was $183,000 and $163,000 for the three months ended September 30, 2009 and 2008, respectively.
     The compensation cost that has been charged against income for stock options for the nine months ended September 30, 2009 and 2008 was $1.5 million and $1.3 million, respectively. The corresponding income tax benefit recognized was $574,000 and $503,000 for the nine months ended September 30, 2009 and 2008, respectively.
   Non-Vested Stock Activity
     There were no non-vested common stock awards granted during the three months ended September 30, 2009. During the nine months ended September 30, 2009 we granted 12,096 shares of non-vested common stock. These awards were granted to our non-employee directors and will vest in equal annual installments over three years from the grant date.
     Total compensation cost charged against income related to non-vested stock awards was $1.5 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $603,000 and $611,000 for the three months ended September 30, 2009 and 2008, respectively.
     Total compensation cost charged against income related to non-vested stock awards was $4.5 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $1.7 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.
     At September 30, 2009, there was $10.1 million of unrecognized compensation cost related to these non-vested shares, which will be recognized over a weighted-average period of two years. A summary of our non-vested stock activity for the nine months ended September 30, 2009 is as follows:

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2008	724,235	$31.52
Granted	12,096	$24.80
Vested	(90,660)	$32.89
Forfeited/Canceled	(10,875)	$34.12

Outstanding at September 30, 2009	634,796	$31.15

   Restricted Stock Unit Activity
     Pursuant to the terms of the 2006 Equity Incentive Plan, on April 17, 2009, we awarded 84,757 restricted stock units in lieu of cash bonuses to our four senior executive officers for services performed in fiscal year 2008. Restricted stock units differ from the non-vested stock awards mentioned above in that the restricted stock units were fully vested or earned by the employee on the grant date; however, they are restricted such that the participant will not have any right, title, or interest in, or otherwise be considered the owner of, any of the shares of common stock covered by the restricted stock units until such shares of common stock are settled. The restricted stock units will be settled upon the first to occur of the following: May 1, 2012, the date of the senior executive’s separation from service, death or disability, or the date of a change in control. The restricted stock units had a grant-date fair value of $22.90 per share, resulting in a total value of $1.9 million, and the grant is considered a non-cash financing activity in the current period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to VCA Antech, Inc.	$36,361	$35,774	$106,076	$107,293

Weighted-average common shares outstanding:
Basic	85,217	84,463	84,909	84,394
Effect of dilutive potential common shares:
Stock options	951	1,184	779	1,271
Non-vested shares	263	142	205	124

Diluted	86,431	85,789	85,893	85,789

Basic earnings per share	$0.43	$0.42	$1.25	$1.27

Diluted earnings per share	$0.42	$0.42	$1.23	$1.25

     For the three months ended September 30, 2009 and 2008, potential common shares of 9,111 and 45,330, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
     For the nine months ended September 30, 2009 and 2008, potential common shares of 1,227,008 and 45,330, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
10. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive income during the three and nine months ended September 30, 2009 and 2008. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$37,486	$36,878	$109,335	$110,438
Other comprehensive income:
Foreign currency translation adjustments	415	(206)	592	(224)
Unrealized gain (loss) on foreign currency	316	(92)	473	(92)
Tax expense	(124)	—	(185)	—
Unrealized loss on hedging instruments	(245)	(218)	(1,315)	(1,983)
Tax benefit	96	129	514	808
Losses on hedging instruments reclassified to income	1,895	1,639	7,867	4,030
Tax benefit	(741)	(639)	(3,076)	(1,569)

Other comprehensive income	1,612	613	4,870	970

Total comprehensive income	39,098	37,491	114,205	111,408
Comprehensive income attributable to noncontrolling interests	1,125	1,104	3,259	3,145

Comprehensive income attributable to VCA Antech, Inc.	$37,973	$36,387	$110,946	$108,263

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
     The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2008 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Three Months Ended September 30, 2009
External revenue	$257,385	$69,504	$11,673	$—	$—	$338,562
Intercompany revenue	—	7,958	2,059	—	(10,017)	—

Total revenue	257,385	77,462	13,732	—	(10,017)	338,562
Direct costs	206,172	41,636	9,024	—	(9,410)	247,422

Gross profit	51,213	35,826	4,708	—	(607)	91,140
Selling, general and administrative expense	5,162	5,621	4,316	10,159	—	25,258
Net loss on sale and disposal of assets	400	1	1	7	—	409

Operating income (loss)	$45,651	$30,204	$391	$(10,166)	$(607)	$65,473

Depreciation and amortization	$6,777	$2,364	$616	$603	$(214)	$10,146
Capital expenditures	$10,571	$2,388	$347	$557	$(549)	$13,314

Three Months Ended September 30, 2008
External revenue	$253,251	$69,035	$9,749	$—	$—	$332,035
Intercompany revenue	—	8,030	2,797	—	(10,827)	—

Total revenue	253,251	77,065	12,546	—	(10,827)	332,035
Direct costs	202,965	41,792	8,224	—	(9,714)	243,267

Gross profit	50,286	35,273	4,322	—	(1,113)	88,768
Selling, general and administrative expense	5,643	5,178	3,120	8,062	—	22,003
Net loss on sale and disposal of assets	25	3	2	60	—	90

Operating income (loss)	$44,618	$30,092	$1,200	$(8,122)	$(1,113)	$66,675

Depreciation and amortization	$5,816	$1,923	$404	$446	$(152)	$8,437
Capital expenditures	$11,327	$2,777	$46	$756	$(685)	$14,221

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Nine Months Ended September 30, 2009
External revenue	$757,030	$213,354	$28,904	$—	$—	$999,288
Intercompany revenue	—	24,408	4,614	—	(29,022)	—

Total revenue	757,030	237,762	33,518	—	(29,022)	999,288
Direct costs	609,520	124,900	21,452	—	(27,777)	728,095

Gross profit	147,510	112,862	12,066	—	(1,245)	271,193
Selling, general and administrative expense	15,924	16,832	10,058	28,838	—	71,652
Write-off of internal-use software	—	—	—	5,271	—	5,271
Net loss on sale and disposal of assets	270	28	7	28	—	333

Operating income (loss)	$131,316	$96,002	$2,001	$(34,137)	$(1,245)	$193,937

Depreciation and amortization	$19,636	$6,827	$1,365	$1,759	$(601)	$28,986
Capital expenditures	$29,447	$6,506	$665	$3,235	$(1,331)	$38,522

Nine Months Ended September 30, 2008
External revenue	$730,352	$211,684	$32,265	$—	$—	$974,301
Intercompany revenue	—	23,950	5,968	—	(29,918)	—

Total revenue	730,352	235,634	38,233	—	(29,918)	974,301
Direct costs	586,309	122,145	24,776	—	(27,694)	705,536

Gross profit	144,043	113,489	13,457	—	(2,224)	268,765
Selling, general and administrative expense	16,815	15,314	9,502	26,359	—	67,990
Net (gain) loss on sale and disposal of assets	(64)	3	22	72	—	33

Operating income (loss)	$127,292	$98,172	$3,933	$(26,431)	$(2,224)	$200,742

Depreciation and amortization	$16,234	$5,378	$1,205	$1,359	$(414)	$23,762
Capital expenditures	$30,473	$8,192	$303	$2,198	$(1,402)	$39,764

At September 30, 2009
Total assets	$1,129,515	$206,937	$73,394	$200,018	$(10,086)	$1,599,778

At December 31, 2008
Total assets	$1,069,963	$194,164	$42,839	$150,891	$(8,819)	$1,449,038

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
12. Commitments and Contingencies
     We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. We also have contingencies as follows:
  a. Earn-Out Payments
     We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at September 30, 2009, we will be obligated to pay an additional $1.3 million. We adopted new guidance regarding business combinations for acquisitions with acquisition dates of January 1, 2009 or later. Under the new guidance contingent consideration, such as earn-out liabilities, is now recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability.
  b. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
13. Recent Accounting Pronouncements
     In December 2007, the FASB issued new accounting guidance related to business combinations. The new guidance retains the underlying concepts of previous GAAP in that all business combinations continue to be accounted for at fair value under the acquisition method of accounting. The new guidance changes the application of the acquisition method in a number of significant respects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new guidance is effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The new guidance amends the Codification guidance related to accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply its provisions.
     In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires recognition at fair value of such contingencies if the acquisition date fair value can be determined during the measurement period. This guidance became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. Our adoption of this guidance did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance for the quarter ended June 30, 2009. The adoption did not have a material impact on our consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
13. Recent Accounting Pronouncements, continued
     In June 2009, the FASB issued new guidance pertaining to variable interest entities. The new guidance amends previous guidance to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. It also requires companies to more frequently assess whether they must consolidate a variable interest entity. The new guidance will be effective for our company on January 1, 2010. We are currently evaluating the impact on our consolidated financial statements; however, we do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Measuring Liabilities at Fair Value. The ASU provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available. It will be effective for us for the quarter ending December 31, 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends existing GAAP for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. Additionally, it eliminates the residual method of allocation, requires consideration be allocated using the relative selling price method and expands required disclosures related to a vendors’ multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this ASU will have a material impact on our Medical Technology business segment. We expect that the implementation of the requirements of this standard will result in the more timely recognition of revenue. We expect to early adopt the new requirements no later than January 1, 2010.
     In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements. This ASU provides additional guidance on determining which software, if any, relating to a tangible product should be excluded from the scope of software revenue guidance. Additionally, it provides guidance on how to allocate consideration to deliverables in arrangements that include both tangible products and software. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We expect that upon adoption of this new guidance we will no longer be governed by the previous accounting standard related to software accounting. Instead, as mentioned above, we will now be governed by ASU 2009-13. In conjunction with the early adoption of ASU 2009-13 as mentioned previously, we will also early adopt this ASU.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
     The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item I of this Quarterly report on Form 10-Q. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part I, Item 1A of that report.
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 6, 2009, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 6, 2009 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2009, our animal hospital network consisted of 482 animal hospitals in 40 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2009, our Laboratory network consisted of 46 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
     Our revenue has been adversely impacted by the current economic recession. We are unable to forecast the timing or degree of any economic recovery. Further, trends in the general economy may not be reflected in our business at the same time or in the same degree as in the general economy. The timing and degree of any economic recovery, and its impact on our business, are among the important factors that could cause our actual results to differ from our forward-looking information.
Executive Overview
     During the three months ended September 30, 2009, we generated revenue growth in spite of the sustained weak economic environment. Although our Animal Hospital same-store revenue declined, we achieved an increase in consolidated revenue through selective animal hospital acquisitions and our acquisition of Eklin Medical Systems,

Inc. (“Eklin”) on July 1, 2009. Despite the challenges presented by current economic conditions we were able to maintain our consolidated gross margin, Laboratory internal revenue and our overall earnings.
   Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $50.0 million to $60.0 million of annualized Animal Hospital revenue in 2009. In addition, we also evaluate the acquisition of animal hospital chains, laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2009:

Animal Hospitals:
Beginning of period	471
Acquisitions	18
Acquisitions relocated into our existing animal hospitals	(4)
Closed	(3)

End of period	482

Laboratories:
Beginning of period	44
Acquisitions	2
Acquisitions relocated into our existing laboratories	(2)
Created	2

End of period	46

     The following table summarizes the aggregate purchase price that we paid for the 18 animal hospitals and two laboratories we acquired during the nine months ended September 30, 2009, and the allocation of the purchase price (in thousands):

Purchase Price:
Cash (1)	$35,559
Non-cash note conversion to equity interest in subsidiary	5,700
Contingent consideration	712

Total	$41,971

Allocation of the Purchase Price:
Tangible assets	$7,450
Identifiable intangible assets	6,906
Goodwill (2)	32,914
Other liabilities assumed	(5,299)

Total	$41,971

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $19.3 million of the goodwill recorded for these acquisitions as of September 30, 2009 will be fully deductible for income tax purposes.
     In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $3.8 million for the nine months ended September 30, 2009.

   Acquisition of Eklin Medical Systems, Inc.
     On July 1, 2009, we acquired Eklin, a leading seller of digital radiography and ultrasound systems in the veterinary market. We acquired Eklin for a purchase price of $12.5 million, net of cash acquired of $1.0 million. The following table summarizes the purchase price and allocation of the purchase price (in thousands):

Purchase Price:
Cash (1)	$12,483

Total	$12,483

Allocation of the Purchase Price:
Tangible assets	$6,555
Identifiable intangible assets	7,351
Goodwill (1)	11,127
Other liabilities assumed	(12,550)

Total	$12,483

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $2.9 million of the goodwill recorded for this acquisition as of September 30, 2009 will be fully deductible for income tax purposes.
     In addition we incurred $551,000 in transaction costs which were expensed.
     Eklin has been combined with Sound Technologies, Inc. (“STI”) and is reported within our Medical Technology segment.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2008 Annual Report on Form 10-K. There have been no material changes to those policies as of this Quarterly Report on Form 10-Q for the period ended September 30, 2009.
   Valuation of Goodwill
     In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), we are required to test our goodwill for impairment annually, or sooner, if circumstances indicate an impairment may exist. During the quarter ended March 31, 2009, as a result of a decline in the sales volume in our Medical Technology reporting unit we evaluated the related goodwill for impairment. We calculated an estimate of the fair value of the Medical Technology reporting unit which indicated that there was no impairment; however, the fair value did not significantly exceed its respective book value. Subsequent to the first quarter we experienced an increase in sales from STI and the acquisition of Eklin, and accordingly once again concluded that no impairment existed. However, it is reasonably possible that we could incur an impairment to goodwill in the near term should the current economic condition worsen. We will continue to monitor the results of all of our business segments and perform additional valuations as necessary. We will perform our regularly scheduled annual impairment analysis of all our reporting units as of October 31, 2009 which will include both discounted cash flow techniques and market comparables, where applicable.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Animal Hospital	76.0%	76.3%	75.8%	75.0%
Laboratory	22.9	23.2	23.8	24.2
Medical Technology	4.1	3.8	3.3	3.9
Intercompany	(3.0)	(3.3)	(2.9)	(3.1)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	73.1	73.3	72.9	72.4

Gross profit	26.9	26.7	27.1	27.6
Selling, general and administrative expense	7.5	6.6	7.2	7.0
Write-off of internal-use software	—	—	0.5	—
Net loss on sale and disposal of assets	0.1	—	—	—

Operating income	19.3	20.1	19.4	20.6
Interest expense, net	1.4	2.1	1.6	2.2

Income before provision for income taxes	17.9	18.0	17.8	18.4
Provision for income taxes	6.8	6.9	6.9	7.1

Net income	11.1	11.1	10.9	11.3
Net income attributable to noncontrolling interests	0.4	0.3	0.3	0.3

Net income attributable to VCA Antech, Inc.	10.7%	10.8%	10.6%	11.0%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009		2008			2009		2008
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Animal Hospital	$257,385	76.0%	$253,251	76.3%	1.6%	$757,030	75.8%	$730,352	75.0%	3.7%
Laboratory	77,462	22.9%	77,065	23.2%	0.5%	237,762	23.8%	235,634	24.2%	0.9%
Medical Technology	13,732	4.1%	12,546	3.8%	9.5%	33,518	3.3%	38,233	3.9%	(12.3)%
Intercompany	(10,017)	(3.0)%	(10,827)	(3.3)%	(7.5)%	(29,022)	(2.9)%	(29,918)	(3.1)%	(3.0)%

Total revenue	$338,562	100.0%	$332,035	100.0%	2.0%	$999,288	100.0%	$974,301	100.0%	2.6%

     Consolidated revenue increased $6.5 million for the three months ended September 30, 2009. The increase was primarily attributable to revenue from acquired animal hospitals and revenue from the acquisition of Eklin. The increase was partially offset by a decline in Animal Hospital same-store revenue of 4.9%.
     Consolidated revenue increased $25.0 million for the nine months ended September 30, 2009. The increase was primarily attributable to revenue from acquired animal hospitals and to a lesser extent, revenue from the acquisition of Eklin and Laboratory internal revenue growth of 0.7%. The increase was partially offset by a decline in Animal Hospital same-store revenue of 3.6% and a decline in Medical Technology revenue excluding the results of Eklin. The nine month organic revenue results for both the Animal Hospital and Laboratory segments have been adjusted for differences in business days.

   Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009		2008			2009		2008
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Animal Hospital	$51,213	19.9%	$50,286	19.9%	1.8%	$147,510	19.5%	$144,043	19.7%	2.4%
Laboratory	35,826	46.2%	35,273	45.8%	1.6%	112,862	47.5%	113,489	48.2%	(0.6)%
Medical Technology	4,708	34.3%	4,322	34.4%	8.9%	12,066	36.0%	13,457	35.2%	(10.3)%
Intercompany	(607)		(1,113)			(1,245)		(2,224)

Total gross profit	$91,140	26.9%	$88,768	26.7%	2.7%	$271,193	27.1%	$268,765	27.6%	0.9%

     Consolidated gross profit increased $2.4 million for the three months ended September 30, 2009. The increase was primarily due to acquired animal hospitals and the acquisition of Eklin as discussed above.
     Consolidated gross profit increased $2.4 million for the nine months ended September 30, 2009. The increase was primarily due to acquired animal hospitals, the acquisition of Eklin and Laboratory internal growth. The increase was largely offset by a decline in Medical Technology revenue excluding the results of Eklin and modest declines in Animal Hospital and Laboratory gross margins.
Segment Results
   Animal Hospital Segment
     The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Revenue	$257,385	$253,251	1.6%	$757,030	$730,352	3.7%
Gross profit	$51,213	$50,286	1.8%	$147,510	$144,043	2.4%
Gross margin	19.9%	19.9%		19.5%	19.7%
     Animal Hospital revenue increased $4.1 million for the three months ended September 30, 2009 and $26.7 million for the nine months ended September 30, 2009 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average price per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Same-store facilities:
Orders (1) (2)	1,596	1,714	(6.9)%	4,334	4,624	(6.3)%
Average revenue per order (3)	$149.79	$146.63	2.2%	$151.40	$147.25	2.8%

Same-store revenue (1)	$239,041	$251,274	(4.9)%	$656,243	$680,895	(3.6)%
Business day adjustment (4)	—	—		—	2,832
Net acquired revenue (5)	18,344	1,977		100,787	46,625

Total	$257,385	$253,251	1.6%	$757,030	$730,352	3.7%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior period, and adjusted for the impact resulting from any differences in the number of business days in the comparable period. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The business day adjustment reflects the impact of one fewer business day in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2008 for the three month analysis and January 1, 2008 for the nine month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     Over the last few years, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels such as the Internet. There has also been a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has resulted in a decrease in lower priced orders and an increase in higher priced orders. However, during the three and nine months ended September 30, 2009 we experienced a decrease in both lower and higher priced orders primarily as a result of current economic conditions and to a lesser extent the impact of changes in our overall business environment on the mix of tests performed.
     Price increases also contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on many services at the majority of our animal hospitals and are typically implemented in February of each year.
     Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses incurred by each individual animal hospital, and costs of goods sold associated with the retail sales of pet food and pet supplies.
     Our combined Animal Hospital gross margin remained unchanged at 19.9% for both the three months ended September 30, 2009 and 2008. Our same-store gross margin increased slightly to 20.5% for the three months ended September 30, 2009 as compared to 20.1% in the prior year period. The increase in same-store gross margin was fully offset by lower gross margins from our acquired animal hospitals.
     Our combined Animal Hospital gross margin decreased slightly to 19.5% for the nine months ended September 30, 2009 as compared to 19.7% in the prior year period. The decrease was due to lower gross margins from our acquired animal hospitals. The decrease was largely offset by an increase in same-store gross margin to 20.4% for the nine months ended September 30, 2009 as compared to 20.3% in the prior year period.
     The increase in same-store gross margin for the three and nine months ended September 30, 2009 was due to a decrease in labor costs related to our efforts to manage our margin as well as a decrease in workers’ compensation and health insurance expense. These improvements were largely offset by increases in pet food expense, medical supplies expense and depreciation and amortization.
     Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition by improving animal hospital revenue, reducing costs and/or increasing operating leverage.

  Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Revenue	$77,462	$77,065	0.5%	$237,762	$235,634	0.9%
Gross profit	$35,826	$35,273	1.6%	$112,862	$113,489	(0.6)%
Gross margin	46.2%	45.8%		47.5%	48.2%
     Laboratory revenue increased $397,000 for the three months ended September 30, 2009 and $2.1 million for the nine months ended September 30, 2009 as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Internal growth:
Number of requisitions (1)	3,288	3,306	(0.5)%	10,138	10,102	0.4%
Average revenue per requisition (2)	$23.41	$23.31	0.4%	$23.31	$23.23	0.3%

Total internal revenue (1)	$76,986	$77,065	(0.1)%	$236,356	$234,637	0.7%
Billing day adjustment (3)	—	—		—	997
Acquired revenue (4)	476	—		1,406	—

Total	$77,462	$77,065	0.5%	$237,762	$235,634	0.9%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing day adjustment reflects the impact of one fewer billing day in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

(4)	Acquired revenue represents the revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.
     The increase in Laboratory revenue for the three months ended September 30, 2009 was due to acquired revenue, partially offset by a slight decline in internal revenue. The increase in Laboratory revenue for the nine months ended September 30, 2009 was due to acquired revenue and an increase in internal revenue, partially offset by the impact of one fewer business day as compared to the prior year period.
     Requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors have resulted in significant increases in internal requisitions in the past, due to the economic downturn requisitions from internal growth have remained relatively flat for the three and nine months ended September 30, 2009.
     The average revenue per requisition increased slightly for the three and nine months ended September 30, 2009 as compared to prior year periods due to price increases which ranged from 3% to 4% in both February 2009 and February 2008. The price increases were largely offset by other factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, and a decrease in higher-priced tests as a result of the current economic environment.

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
     Our Laboratory gross margin increased slightly to 46.2% for the three months ended September 30, 2009 as compared to 45.8% in the prior year period. The increase was due to decreased salaries expense, workers’ compensation and freight expense, offset by increased depreciation and amortization expense related to new equipment purchases and leasehold improvements. Our Laboratory gross margin decreased slightly to 47.5% for the nine months ended September 30, 2009 as compared to 48.2% in the prior year period. The decrease was primarily due to costs incurred in advance of projected revenue related to our expansion into Canada, in addition to the increased depreciation and amortization expense mentioned above. Excluding the results for Canada our Laboratory margins would have increased 60 basis points for the three months ended September 30, 2009, and would have decreased only 12 basis points for the nine months ended September 30, 2009.
   Medical Technology Segment
     The following table summarizes revenue and gross profit for our Medical Technology segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Revenue	$13,732	$12,546	9.5%	$33,518	$38,233	(12.3)%
Gross profit	$4,708	$4,322	8.9%	$12,066	$13,457	(10.3)%
Gross margin	34.3%	34.4%		36.0%	35.2%
     Medical Technology revenue increased $1.2 million for the three months ended September 30, 2009 as compared to the prior year period due to the acquisition of Eklin. Excluding Eklin results, Medical Technology revenue decreased for the three months ended September 30, 2009 as compared to the prior year period. The decrease was primarily due to a decrease in the sale of digital radiography equipment as a result of current economic trends, which have caused many members of the veterinary community to delay their expenditures for capital assets.
     Medical Technology revenue decreased $4.7 million for the nine months ended September 30, 2009 as compared to the prior year period. The decrease was primarily due to a decrease in the sale of digital radiography and ultrasound equipment as a result of the economic conditions mentioned above. Additionally, the sale of ultrasound equipment has decreased due to the maturing of the market for this type of equipment. The overall decline in revenue was partially offset by an increase in customer support revenue related to an increase in the base of installed digital radiography units and an overall increase in renewal rates.
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
     Medical Technology gross profit increased $386,000 for the three months ended September 30, 2009 and decreased $1.4 million for the nine months ended September 30, 2009, as compared to prior year periods. Excluding Eklin results, Medical Technology gross profit decreased for the three and nine months ended September 30, 2009 as compared to prior year periods. The decrease is attributable to the decrease in revenue as discussed above and a decline in digital radiography and ultrasound margins. The decline in digital radiography margins was the result of a change in product mix from higher-margin small-animal business to lower-margin equine business. The decline in ultrasound margins was due to an increase in the sale of premium ultrasound products which typically yield lower margins.

   Intercompany Revenue
     Laboratory revenue for the three and nine months ended September 30, 2009 included intercompany revenue of $8.0 million and $24.4 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three and nine months ended September 30, 2009 included intercompany revenue of $2.1 million and $4.6 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
   Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009		2008			2009		2008
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$5,162	2.0%	$5,643	2.2%	(8.5)%	$15,924	2.1%	$16,815	2.3%	(5.3)%
Laboratory	5,621	7.3%	5,178	6.7%	8.6%	16,832	7.1%	15,314	6.5%	9.9%
Medical Technology	4,316	31.4%	3,120	24.9%	38.3%	10,058	30.0%	9,502	24.9%	5.9%
Corporate	10,159	3.0%	8,062	2.4%	26.0%	28,838	2.9%	26,359	2.7%	9.4%

Total SG&A	$25,258	7.5%	$22,003	6.6%	14.8%	$71,652	7.2%	$67,990	7.0%	5.4%

     Consolidated SG&A increased $3.3 million for the three months ended September 30, 2009 and $3.7 million for the nine months ended September 30, 2009. Laboratory SG&A increased primarily due to costs incurred related to our expansion into Canada, research and development expense associated with potential new products and an increase in marketing expense. Medical Technology SG&A increased due to the acquisition of Eklin and increases in salaries, commission and consulting expenses. Corporate SG&A increased due to an increase in payroll-related expenses and transaction costs incurred related to our acquisition of Eklin. Effective January 1, 2009, transaction costs are now expensed in accordance with the new business combinations guidance. The increases in Laboratory, corporate and Medical Technology SG&A were partially offset by a decrease in Animal Hospital SG&A. This decrease was due to reductions in travel and entertainment expense and decreased bonuses and commissions as a result of the current economic environment.
   Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009		2008			2009		2008
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$45,651	17.7%	$44,618	17.6%	2.3%	$131,316	17.3%	$127,292	17.4%	3.2%
Laboratory	30,204	39.0%	30,092	39.0%	0.4%	96,002	40.4%	98,172	41.7%	(2.2)%
Medical Technology	391	2.8%	1,200	9.6%	(67.4)%	2,001	6.0%	3,933	10.3%	(49.1)%
Corporate	(10,166)	(3.0)%	(8,122)	(2.4)%	25.2%	(34,137)	(3.4)%	(26,431)	(2.7)%	29.2%
Intercompany	(607)	6.1%	(1,113)	10.3%	(45.5)%	(1,245)	4.3%	(2,224)	7.4%	(44.0)%

Total operating income	$65,473	19.3%	$66,675	20.1%	(1.8)%	$193,937	19.4%	$200,742	20.6%	(3.4)%

     The decrease in our consolidated operating income during the three months ended September 30, 2009 was primarily due to an increase in SG&A expense as a percentage of revenue.

     The decrease in our consolidated operating income during the nine months ended September 30, 2009 was primarily due to a $5.3 million non-cash charge taken during the three months ended June 30, 2009 related to the write-off of an internal-use software project due to the failure of the project to reach development milestones and our decision to pursue alternative solutions. The decrease was also due to an increase in SG&A expense as a percentage of revenue.
   Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest expense (income):
Senior term notes	$2,406	$5,385	$7,566	$17,961
Interest rate hedging agreements	1,895	1,639	7,867	4,077
Capital leases and other	567	395	1,716	1,437
Amortization of debt costs	122	118	363	351

	4,990	7,537	17,512	23,826
Interest income	(182)	(828)	(860)	(2,457)

Total interest expense, net of interest income	$4,808	$6,709	$16,652	$21,369

     The decrease in net interest expense for the three and nine months ended September 30, 2009 was primarily attributable to a decrease in the weighted-average interest rate in comparison to the prior year. The decrease was partially offset by an increase in interest expense related to our fixed-rate swap agreements due to a decrease in London Interbank Offer Rates (“LIBOR”) in comparison to the prior year.
   Provision for Income Taxes
     Our effective tax rate was 38.9% and 39.1% for the three and nine months ended September 30, 2009, respectively, compared to 39.1% for both the three and nine months ended September 30, 2008. The effective tax rate is subject to ongoing review and evaluation by management and could change in future quarters.
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
     At September 30, 2009, our consolidated cash and cash equivalents totaled $155.0 million, representing an increase of $66.0 million as compared to December 31, 2008. In addition, cash flows generated from operating activities totaled $156.3 million in the nine months ended September 30, 2009, representing an increase of $10.8 million as compared to the nine months ended September 30, 2008.
     We have historically funded our working capital requirements, capital expenditures and investment in individual animal hospital acquisitions from internally generated cash flows and we expect to do so in the future. As of September 30, 2009, we have access to an unused $75.0 million revolving credit facility, which allows us to maintain further operating and financial flexibility. Historically, we have been able to obtain cash from other additional borrowings. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
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
     For the year ended December 31, 2009, we expect to spend $50.0 million to $60.0 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. From January 1, 2009 through September 30, 2009, we spent $35.6 million in connection with the acquisition of 17 animal hospitals and two laboratories, as well as $3.8 million for the related real estate. On July 1, 2009 we spent approximately $12.5 million in connection with the acquisition of Eklin. In addition, we expect to spend approximately $60.0 million in 2009 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
   Long-Term
     Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business, and acquisitions in accordance with our growth strategy. In addition to the scheduled payments on our senior-term notes, we are required to make mandatory prepayments in the event we have excess cash flow. Pursuant to the terms of our senior credit facility, mandatory prepayments are due on our senior-term notes equal to 75% of any excess cash flow at the end of 2009 and 2010. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization, less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments.
     We expect that our long-term cash flow from operations will not be sufficient to repay our long-term debt when it comes due in May 2011. We anticipate that we will refinance such indebtedness, amend its terms to extend the maturity dates, or issue common stock in our company. Our management cannot make any assurances that such refinancing, amendments, or equity offering, if necessary, will be available on attractive terms, if at all.
   Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2009, we were in compliance with these covenants.
     At September 30, 2009, we had a fixed-charge coverage ratio of 1.69 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

     At September 30, 2009, we had a leverage ratio of 1.85 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$156,321	$145,562
Investing activities	(94,520)	(157,852)
Financing activities	4,224	(3,229)
Effect of exchange rate changes on cash and cash equivalents	17	(44)

Increase (decrease) in cash and cash equivalents	66,042	(15,563)
Cash and cash equivalents at beginning of period	88,959	110,866

Cash and cash equivalents at end of period	$155,001	$95,303

  Cash Flows from Operating Activities
     Net cash provided by operating activities increased $10.8 million in the nine months ended September 30, 2009 as compared to the prior year period. This increase was primarily due to additional cash generated from acquired businesses and decreases in cash paid for interest and cash paid for taxes. The increase was partially offset by a larger decrease in working capital as compared to the prior year period.
  Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008	Variance
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(35,559)	$(88,136)	$52,577	(1)
Acquisition of Eklin	(12,483)	—	(12,483	) (2)
Other	(3,811)	(1,639)	(2,172)

Total cash used for acquisitions	(51,853)	(89,775)	37,922

Property and equipment additions	(38,522)	(39,764)	1,242
Real estate acquired with acquisitions	(3,828)	(15,063)	11,235	(3)
Proceeds from sale of assets	123	1,774	(1,651	) (4)
Other	(440)	(15,024)	14,584	(5)

Net cash used in investing activities	$(94,520)	$(157,852)	$63,332

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. In addition, the cash used for acquisitions declined in 2009 as a result of our desire to accumulate cash in advance of our debt refinancing which is expected to occur early next year.

(2)	As mentioned previously, on July 1, 2009 we acquired Eklin. See further discussion of the acquisition in the Executive Overview above.

(3)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The decrease in cash used to acquire real estate is due to a decrease in opportunities that met our selective criteria.

(4)	The decrease in proceeds from sale of assets is primarily due to a significant land sale in 2008.

(5)	The decrease in other investing cash flows was primarily due to investments made in 2008 related to our expansion into other markets.
  Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008	Variance
Financing Cash Flows:
Repayment of long-term obligations	$(5,898)	$(5,852)	$(46)
Distributions to noncontrolling interest partners	(3,018)	(2,797)	(221	) (1)
Proceeds from stock options exercises	13,110	3,574	9,536	(2)
Excess tax benefits from stock options	591	1,846	(1,255)
Stock repurchases	(561)	—	(561	) (3)

Net cash provided by (used in) financing activities	$4,224	$(3,229)	$7,453

(1)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash. As mentioned in Note 4 in our September 30, 2009 Notes to Condensed, Consolidated Financial Statements, we adopted new noncontrolling interest guidance effective January 1, 2009, which resulted in a reclassification of these distributions from operating activities to financing activities.

(2)	The number of stock option exercises has increased in comparison to the prior year related to the increase in the market price of our stock during the nine months ended September 30, 2009 and the nearing expiration of certain stock options.

(3)	The stock repurchases in fiscal 2009 represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.
  Off-Balance Sheet Arrangements
     Other than operating leases, as of September 30, 2009 we do not have any off-balance sheet financing arrangements.
  Interest Rate Swap Agreements
     We have interest rate swap agreements whereby we pay counterparties amounts based on fixed interest rates and set notional principal amounts in exchange for the receipt of payments from the counterparties based on LIBOR and the same set notional principal amounts. We entered into these interest rate swap agreements to hedge against the risk of increasing interest rates. The contracts effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of controlling cash paid for interest. That amount is equal to the notional principal amount of the interest rate swap agreements, and the fixed-rate conversion period is equal to the terms of the contract. All of our interest rate swap agreements qualify for hedge accounting and are summarized as follows:

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
Description of Indebtedness
     Senior Credit Facility
     At September 30, 2009, we had $518.2 million principal amount outstanding under our senior-term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior-term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum. We pay interest on our revolving credit facility based upon Wells Fargo’s prime rate plus the margin of 0.50%.
     The senior-term notes mature in May 2011 and the revolving credit facility matures in May 2010.
     Other Debt and Capital Lease Obligations
     At September 30, 2009, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $28.8 million.
Recent Accounting Pronouncements
     In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of GAAP. The Codification was effective for our company beginning July 1, 2009. The Codification does not change GAAP and did not impact our consolidated financial statements.
     On January 1, 2008, we adopted the applicable provisions of the new accounting guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. On January 1, 2009 we adopted the new guidance for our non-financial assets and non-financial liabilities measured on a non-recurring basis. As of September 30, 2009, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.
     Effective January 1, 2009, we adopted the new accounting guidance on noncontrolling interests on a retrospective basis. The new guidance changes the accounting and reporting for minority interests which have been re-characterized as noncontrolling interests and are now classified as a component of equity in our condensed, consolidated balance sheets. The adoption also resulted in new presentation and disclosure requirements for noncontrolling interests within our condensed, consolidated income statements, statements of equity and statements of cash flows. The adoption did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued new accounting guidance related to business combinations. The new guidance retains the underlying concepts of previous GAAP in that all business combinations continue to be accounted for at fair value under the acquisition method of accounting. The new guidance changes the application of the acquisition method in a number of significant respects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new guidance is effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The new guidance amends the Codification guidance related to accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply its provisions.
     In March 2008, the FASB issued new accounting guidance on disclosure requirements for derivative instruments and hedging activities to enhance the current disclosure framework. The additional disclosures require information about how our interest rate swap agreements and hedging activities affect our financial position, financial performance, and cash flows. We adopted the new guidance on January 1, 2009 and have included the applicable disclosures in Notes 6 and 7 in our Notes to Condensed, Consolidated Financial Statements. The adoption did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets. The guidance was designed to improve the consistency between the useful life of a recognized intangible asset under previous guidance related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under business combinations guidance, and other GAAP. We adopted the new guidance on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued new accounting guidance for disclosures about fair value of financial instruments, which amends the previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance also amends the previous guidance related to interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The new guidance is effective for interim periods ending after June 15, 2009. We early adopted the provisions and all other related guidance for the quarter ended March 31, 2009.
     In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires recognition at fair value of such contingencies if the acquisition-date fair value can be determined during the measurement period. This guidance became effective for us for contingent assets and liabilities arising from business combinations with acquisition dates on or after January 1, 2009. Our adoption of this guidance did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance for the quarter ended June 30, 2009. The adoption did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued new guidance pertaining to variable interest entities. The new guidance amends previous guidance to replace a quantitative analysis with a qualitative analysis of interests in variable interest entities for the purpose of determining the primary beneficiary of a variable interest entity. It also requires companies to more frequently assess whether they must consolidate a variable interest entity. The new guidance will be effective for our company on January 1, 2010. We are currently evaluating the impact on our consolidated financial statements; however, we do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, Measuring Liabilities at Fair Value. The ASU provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available. It will be effective for us for the quarter ending December 31, 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. This ASU amends existing GAAP for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. Additionally, it eliminates the residual method of allocation, requires consideration be allocated using the relative selling price method and expands required disclosures related to a vendors’ multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this ASU will have a material impact on our Medical Technology business segment. We expect that the implementation of the requirements of this standard will result in the more timely recognition of revenue. We expect to early adopt the new requirements no later than January 1, 2010.
     In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements that Include Software Elements. This ASU provides additional guidance on determining which software, if any, relating to a tangible product should be excluded from the scope of software revenue guidance. Additionally, it provides guidance on how to allocate consideration to deliverables in arrangements that include both tangible products and software. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We expect that upon adoption of this new guidance we will no longer be governed by the previous accounting standard related to software accounting. Instead, as mentioned above, we will now be governed by ASU 2009-13. In conjunction with the early adoption of ASU 2009-13 as mentioned previously, we will also early adopt this ASU.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2009, we had borrowings of $518.2 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreements:

	Interest Rate Swap Agreements
Fixed interest rate	5.34%	2.64%
Notional amount (in millions)	$100.0	$100.0
Effective date	6/11/2007	2/12/2008
Expiration date	12/31/2009	2/26/2010
Counterparty	Goldman Sachs	Wells Fargo
Qualifies for hedge accounting	Yes	Yes
     These interest rate swap agreements have the effect of reducing the amount of our debt exposed to variable interest rates. For every 1.0% increase in LIBOR we will pay an additional $4.5 million in pre-tax interest expense on an annualized basis for the unhedged portion of our senior-term notes. Conversely for every 1.0% decrease in LIBOR we will save $4.5 million in pre-tax interest expense on an annualized basis. This represents an increase of $1.8 million in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2008 Annual Report on Form 10-K, due to the expiration of all of our swaps in 2009 and 2010.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2009.

Date: November 6, 2009	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.