Form 10-K
period 2009-12-31
VCA ANTECH INC
filed 2010-02-26
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, was approximately $2.2 billion, computed by reference to the price of $26.70 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2009 was 82,872,634 shares.

Total common stock outstanding at February 23, 2010 was 85,672,733 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 1,600 veterinarians and had approximately 6.6 million patient visits in 2009. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

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

Subsequent to 1999, we also acquired and opened additional laboratories that service locations with a high level of demand (i.e., large metropolitan areas). In addition, on October 1, 2004, we acquired Sound Technologies, Inc. (“STI”), which is a supplier of digital radiography and ultrasound imaging equipment and related computer hardware, software and services to the veterinary industry. The acquisition of STI provided us the opportunity to sell digital imaging equipment, which we believe is an expanding segment within the animal healthcare industry. On July 1, 2009, we acquired Eklin Medical Systems, Inc. (“Eklin”), a leading seller of digital radiography, ultrasound and practice management software systems in the veterinary market. The combined company is the largest supplier of diagnostic imaging equipment and other medical technology products to the veterinary market.

Industry Overview

According to American Pet Products Association, Inc’s. (“APPA”) 2009-2010 APPA National Pet Owners Survey, the United States population of companion animals is approximately 199 million, including about 171 million dogs and cats. APPA estimates that over $28 billion was spent in the United States on pets in 2009 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with over 71 million, or 62%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 46 million households owned at least one dog and 38 million households owned at least one cat.

We believe that among pet owners there is a growing awareness of pet health and wellness, including the benefits of preventive care and specialized services. As technology continues to migrate from the human healthcare sector into the practice of veterinary medicine, more sophisticated treatments, diagnostic tests and equipment are becoming available to treat companion animals. These new and increasingly complex procedures, diagnostic tests, including laboratory testing and advanced imaging, and pharmaceuticals are gaining wider acceptance as pet owners are exposed to these previously unconsidered treatment programs through their exposure with this technology in human healthcare, and through literature and marketing programs sponsored by large pharmaceutical and pet nutrition companies.

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. For example, in 2009 over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

Animal Hospital Industry

Animal healthcare is provided predominately by the veterinarian practicing as a sole practitioner, or as part of a larger group practice or hospital. Veterinarians diagnose and treat animal illnesses and injuries, perform surgeries, provide routine medical exams and prescribe medication. Some veterinarians specialize by type of medicine, such as orthopedics, dentistry, ophthalmology or dermatology. Others focus on a particular type of animal. The principal factors in a pet owner’s decision as to which veterinarian to use include convenient location and hours, personal recommendations, reasonable fees and quality of care.

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 51,000 veterinarians practicing at the end of 2009. We have estimated that there are over 22,000 companion animal hospitals operating at the end of 2009. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Diagnostic Laboratory Industry

Veterinarians use laboratory tests to diagnose and monitor illnesses and conditions through the detection of substances in urine, tissue, fecal and blood samples, and other specimens. As is the case with the physician treating a human patient, laboratory diagnostic testing is becoming a routine diagnostic tool used by the veterinarian.

Veterinary laboratory tests are performed primarily at veterinary diagnostic laboratories, universities or at animal hospitals using on-site diagnostic equipment. For certain tests, on-site diagnostic equipment can provide more timely results than outside laboratories, but this in-house testing requires the animal hospital or veterinarian to purchase or lease the equipment, maintain and calibrate the equipment periodically to avoid testing errors, employ trained personnel to operate it and purchase testing supplies. Conversely, veterinary diagnostic laboratories can provide a wider range of tests than generally are available on-site at most animal hospitals and do not require any up-front investment on the part of the animal hospital or veterinarian. Leading veterinary diagnostic laboratories also employ highly trained individuals who specialize in the detection and diagnosis of diseases and thus are a valuable resource for the veterinarian.

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

Information regarding revenue and operating income, attributable to each of our segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 13, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2009, we operated 489 animal hospitals serving 40 states. Our Animal Hospital revenue accounted for 76%, 75% and 73% of total consolidated revenue in 2009, 2008 and 2007, respectively.

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

Animal Hospital Network

We seek to provide quality care in clean, attractive facilities that are generally open between 10 to 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square-foot, freestanding facility in an attractive location;

•	has annual revenue between $1.0 million and $2.5 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over 10 years.

As of December 31, 2009, our nationwide network of freestanding, full-service animal hospitals had facilities located in the following states:

California	84	Oklahoma	7
Texas*	46	Minnesota*	6
Florida	34	New Mexico	6
Washington*	33	North Carolina*	6
Massachusetts	25	Alaska	5
New York*	25	Delaware	4
Pennsylvania	21	Hawaii	3
Illinois	17	Missouri	3
Virginia	17	Nebraska*	3
Connecticut	16	New Hampshire*	3
Arizona	14	Wisconsin	3
Georgia	13	Louisiana*	2
Indiana	13	Rhode Island*	2
Colorado	11	South Carolina	2
Maryland	11	Vermont	2
Michigan*	11	Alabama*	1
New Jersey*	11	Kentucky	1
Oregon*	10	Tennessee	1
Ohio	8	Utah	1
Nevada	7	West Virginia*	1

*	States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.

Marketing

We primarily direct our marketing efforts toward our existing clients through customer education efforts. We inform and educate our clients about pet wellness and quality care through mailings of HealthyPet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material made available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as early disease detection exams, vaccinations, dental screening and geriatric care. We also have expanded our online capabilities, offering increased convenience for our clients to book appointments or find detailed health related materials on our hospital websites. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Personnel

Our animal hospitals generally employ a staff of between 20 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, a hospital manager who supervises the day-to-day activities of the facility, and a small office staff.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 21%, 21% and 23% of total consolidated revenue in 2009, 2008 and 2007, respectively. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 10%, 10% and 9% of total Laboratory revenue in 2009, 2008 and 2007, respectively.

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

Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our specialists to interpret test results to aid in the diagnosis of illnesses and to suggest possible treatment alternatives. Our diagnostic experts include veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. Because of our specialist involvement, we believe the quality of our service further distinguishes our laboratory services as a premiere service provider.

Laboratory Network

At December 31, 2009, we operated 47 veterinary diagnostic laboratories. Our laboratory network includes:

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

In 2009, we derived 74% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

Medical Technology

Our Medical Technology segment sells digital radiography and ultrasound imaging equipment and related computer hardware, software and services, including consulting services and training, to the veterinary market. Our digital radiography and ultrasound imaging equipment are used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. In addition, we have mobile imaging units that provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment. Our Medical Technology revenue accounted for 3%, 3% and 4% of consolidated revenue in 2009, 2008 and 2007, respectively.

Products and Services

We sell digital radiography imaging equipment, which is comprised of a network of various components that we acquire from third-party manufacturers and developers. A key component is the amorphous silicon flat-panel x-ray detector, which we acquire from Varian Medical Systems pursuant to a distribution agreement entered into in February 2008, granting us worldwide rights to incorporate these detectors into veterinary digital imaging equipment for sale to the veterinary community. We also acquire hardware from Canon, Inc. on a non-exclusive basis.

We sell General Electric ultrasound imaging equipment pursuant to an agreement entered into with General Electric in July 2001 granting us exclusive rights to sell this equipment to members and institutions in the North American veterinary community.

We license our proprietary software, TruDR. TruDR allows for the capture of digital x-ray images and transmits those images to a computer containing archiving and reviewing software. TruDR, or similar software, is a required component for our digital radiography imaging equipment to function. TruDR is not applicable to ultrasound imaging equipment sales.

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

Competition

The companion animal healthcare industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, personal recommendations, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals.

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

Government Regulation

Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states we do not provide veterinary services or own veterinary practices. We provide management and other administrative services to veterinary practices located in these states. At December 31, 2009, we provided management services to 160 animal hospitals in 14 states under management agreements with the veterinary practices. In one of these states, we operated a mobile imaging service. Although we seek to structure our operations to comply with veterinary medicine laws of each state in which we operate, given the varying and uncertain interpretations of these laws, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that state. As of December 31, 2009, we believe we are in compliance with these veterinary medicine laws.

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

Employees

At December 31, 2009 we employed or managed on behalf of the professional corporations to which we provide services approximately 8,500 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

The current financial crisis and general economic conditions may continue to cause a decline in business and have a material adverse effect on our revenue and profitability.

The continued financial crisis and related economic uncertainty has had, and may continue to have, an adverse impact on our revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause pet owners to elect to forgo expensive treatment options or to defer treatment for their pets altogether. We have experienced a decline in the frequency of visits to our animal hospitals, the number of orders placed in our animal hospitals and the average revenue per requisition in our laboratories. These factors have contributed to a decline in our Animal Hospital same-store revenue growth and the rate of our Laboratory internal revenue growth. While we continue to employ cost control measures, our profit margins may continue to decline until our businesses return to historical growth rates.

In addition, the economic downturn may have a material adverse effect on our ability to refinance our existing long-term debt coming due in 2011 and to fund our growth and may exacerbate the effect of the risks discussed below, including the impact on our growth strategy, changes in demand for our products and services, the carrying value of our goodwill and other intangibles, our ability to service our substantial indebtedness and sales of our medical imaging equipment.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our profitability may decline.

Our success depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate occurring in the future. We have not experienced same-store revenue growth in our animal hospitals for the past five quarters. Our Laboratory growth has declined and could become negative. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 3.2% and growth of 6.6% for 2005 through 2009. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 0.9% and 15.2% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

Changes in the demand for our products and services could negatively affect our operating results.

The frequency of visits to our animal hospitals has declined and may continue to decline. We believe that the frequency of visits is impacted by several trends in the industry, in addition to the continuing financial crisis. Client visits may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may also decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, many pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet, resulting in a decline in demand for these products at our animal hospitals.

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

Our success depends on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2009, we acquired 27 animal hospitals, two laboratories and Eklin. In 2008, we acquired 51 animal hospitals and four laboratories. In 2007, we acquired 73 animal hospitals, including 44 animal hospitals as part of the acquisition of Healthy Pet and two laboratories. We expect to continue our animal hospital acquisition program and if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenues and expenses. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future. If we are not successful in timely and cost-effectively integrating future acquisitions, it could result in decreased revenue, increased costs and lower margins.

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

A significant component of our annual growth strategy includes the acquisition of independent animal hospitals. The competition for animal hospital acquisitions from small national and regional multi-clinic companies may cause us to increase the amount we pay to acquire additional animal hospitals and may result in fewer acquisitions than anticipated by our growth strategy. If we are unable to acquire a requisite number of animal hospitals annually or if our acquisition costs increase, we may be unable to effectively implement our growth strategy and realize anticipated economies of scale.

We compete with clinical laboratory companies in the same markets we service. These companies have acquired additional laboratories in the markets in which we operate and may continue their expansion, and aggressively “bundle” their products and services to compete with us. Increased competition may adversely affect our Laboratory revenue and margins. Several other national companies develop and sell on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests. Growth of the on-site diagnostic testing market may have an adverse effect on our Laboratory revenue.

Our Medical Technology division is a leader in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens Medical Systems, Philips Medical Systems and Canon Medical Systems. The success of our Medical Technology division, in part, is due to its focus on the veterinary market, which allows it to differentiate its products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our revenues and operating margins from this segment could decline.

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2009, our consolidated balance sheet reflected $985.7 million of goodwill and $44.3 million of other intangible assets, constituting a substantial portion of our total assets of $1.6 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense.

We require a significant amount of cash to service our debt and expand our business as planned. Our revolving credit line is scheduled to expire in May 2010 and we do not have current plans to replace it.

We have, and will continue to have, a substantial amount of debt. Our substantial amount of debt requires us to dedicate a significant portion of our cash flow from operations to service interest and principal payments on our debt. In addition, we have determined not to renew our revolving credit line when it expires in May 2010 until we refinance our term loans maturing in May 2011. In order to provide an appropriate operating cash reserve, we plan to carry cash balances in amounts that are higher than our historical practices. These factors collectively will have the effect of reducing the funds available for use for capital expenditures, acquisitions and general corporate purposes.

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

We do not develop or manufacture the medical imaging equipment that we distribute, except for the software component of our digital radiography machines. Our business in this segment in large part is dependent upon distribution agreements with the manufacturers of the equipment, the ability of those manufacturers to produce desirable equipment and to keep pace with advances in technology, our ability to develop cost-effective, functional, and user-friendly software for the digital radiography machines, and the overall rate of new development within the industry. If the distribution agreements terminate or are not renewed, if the manufacturers breach their covenants under these agreements, if the equipment manufactured by these manufacturers or our software becomes less competitive or if there is a general decrease in the rate of new development within the industry, demand for our products and services would decrease.

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

We self-insure and use high retention or high-deductible insurance programs with regard to property risks, general, professional and employment practice liabilities, health benefits, and workers’ compensation. In the event that the frequency of losses we experience increases unexpectedly, the aggregate of those losses could materially increase our liability and adversely affect our financial condition, liquidity, cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. If we experience losses above these limits it could materially adversely affect our financial and business condition.

We may experience difficulties hiring skilled veterinarians due to shortages that could disrupt our business.

If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2009, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,500 veterinarians per year. There is a shortage of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenue and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2009, we operated 160 animal hospitals in 14 states with these laws, including 46 practices in Texas, 33 in Washington and 25 in New York. In addition, our mobile imaging service also operates in one state with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Given varying and uncertain interpretations of the veterinary laws of each state, we may not be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that state.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 26, 2010, we leased or owned facilities at 574 other locations that house our animal hospitals, laboratories and medical technology group. We own 120 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not subject to any legal proceedings other than ordinarily routine litigation incidental to the conduct of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ Global Select Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low

Fiscal 2009 by Quarter
Fourth	$27.99	$22.41
Third	$27.07	$24.01
Second	$27.25	$21.79
First	$23.03	$17.42
Fiscal 2008 by Quarter
Fourth	$29.68	$14.17
Third	$33.45	$26.74
Second	$34.18	$26.78
First	$44.55	$26.55

At February 23, 2010, there were 188 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return of our common stock from December 31, 2004 to December 31, 2009. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VCA Antech, Inc. , The NASDAQ Composite Index
And The Russell 2000 Index

*$ 100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

VCA Antech, Inc.	100.00	144.32	164.74	226.36	101.74	127.53
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

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

Transactions in Our Equity Securities

For the period covered by this report, we have not engaged in any sales of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K, and we have not repurchased any of our equity securities in the fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides our selected consolidated financial data as of and for each of the years in the five- year period ended December 31, 2009. The income statement and cash flow data and the other data for each of the three years ended December 31, 2009, and the balance sheet data as of December 31, 2009 and 2008 has been derived from our audited financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our audited financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Income Statement Data:
Animal Hospital revenue(3)(4)	$994,215	$959,395	$844,344	$711,997	$607,565
Laboratory revenue	308,478	304,952	295,695	258,345	222,064
Medical Technology revenue(5)	50,136	51,177	46,823	39,305	30,330
Intercompany revenue	(38,322)	(38,054)	(30,717)	(26,334)	(20,293)

Total revenue	1,314,507	1,277,470	1,156,145	983,313	839,666
Direct costs	971,507	934,833	834,724	712,749	613,799

Gross profit	343,000	342,637	321,421	270,564	225,867
Selling, general and administrative expense	97,437	90,727	86,877	78,020	66,185
Net loss on sale and disposal of assets(1)	4,035	234	1,323	17	441

Operating income(1)	241,528	251,676	233,221	192,527	159,241
Interest expense, net	21,466	28,559	29,503	24,240	25,043
Debt retirement costs	—	—	—	—	19,282
Other (income) expense	(104)	(212)	220	8	(122)

Income before provision for income taxes	220,166	223,329	203,498	168,279	115,038
Provision for income taxes(2)	84,580	86,219	78,636	59,650	44,113

Net income	135,586	137,110	124,862	108,629	70,925
Net income attributable to noncontrolling interests	4,158	4,126	3,850	3,100	3,109

Net income attributable to VCA Antech, Inc.	$131,428	$132,984	$121,012	$105,529	$67,816

Basic earnings per share	$1.54	$1.57	$1.44	$1.27	$0.82

Diluted earnings per share	$1.53	$1.55	$1.41	$1.24	$0.81

Weighted-average shares outstanding for basic earnings per share	85,077	84,455	83,893	83,198	82,439

Weighted-average shares outstanding for diluted earnings per share	86,097	85,700	85,716	84,882	83,996

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except percentages)

Other Financial Data:
Consolidated gross margin	26.1%	26.8%	27.8%	27.5%	26.9%
Animal Hospital gross margin(3)(4)	18.5%	19.2%	19.3%	19.4%	19.5%
Laboratory gross margin	46.5%	46.8%	48.4%	46.2%	44.5%
Medical Technology gross margin(5)	35.5%	35.2%	33.9%	36.2%	31.1%
Consolidated operating margin(1)	18.4%	19.7%	20.2%	19.6%	19.0%
Animal Hospital operating margin(3)(4)	16.3%	16.9%	16.6%	16.6%	16.7%
Laboratory operating margin	39.0%	40.0%	41.7%	39.5%	38.2%
Medical Technology operating margin(5)	6.2%	11.1%	9.1%	8.8%	1.3%
Cash Flow Data:
Net cash provided by operating activities	$183,471	$197,308	$173,764	$130,404	$118,178
Net cash used in investing activities	$(130,770)	$(212,711)	$(271,305)	$(87,732)	$(115,431)
Net cash provided by (used in)
financing activities	$3,477	$(6,402)	$163,303	$(56,056)	$24,777
Capital expenditures	$(50,801)	$(55,045)	$(48,714)	$(35,316)	$(29,209)
Balance Sheet Data (at period end):
Cash and cash equivalents	$145,181	$88,959	$110,866	$45,104	$58,488
Goodwill	$985,674	$922,057	$821,967	$625,748	$586,444
Total assets	$1,627,404	$1,449,038	$1,286,711	$971,957	$898,405
Long-term debt	$545,055	$552,631	$560,180	$390,715	$452,712
Total stockholders’ equity	$875,047	$710,989	$568,384	$430,305	$308,751

(1)	In 2009, our operating margin was unfavorably impacted by a $3.3 million non-cash charge related to the write-off of an internal-use software project. The $3.3 million is net of $1.9 million in cash recovered for certain costs incurred on this project. The write-off impacted our 2009 operating margin by 0.3%.

(2)	The 2006 provision for income taxes includes recognition of a $6.8 million tax benefit due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

(3)	On July 1, 2005, we acquired Pet’s Choice which operated 46 animal hospitals as of the acquisition date.

(4)	On June 1, 2007, we acquired Healthy Pet, which operated 44 animal hospitals as of the acquisition date.

(5)	On July 1, 2009, we acquired Eklin, a supplier of digital radiography equipment to the veterinary industry.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “seek,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may result in these forward-looking statements in being different than reflected in this report are described throughout this annual report and particularly in “Risk Factors” Part I, Item 1A of this annual report on Form 10-K.

The forward-looking information set forth in this annual report on Form 10-K is as of February 26, 2010, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 26, 2010, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our reportable segments are as follows:

•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2009, our animal hospital network consisted of 489 animal hospitals in 40 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2009, our laboratory network consisted of 47 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.

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

Executive Overview

The continued financial crisis and related economic uncertainty has had, and may continue to have, an adverse impact on our revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause pet owners to elect to forgo expensive treatment options or to defer treatment for their pets altogether. During the latter part of 2008 and continuing through 2009, we experienced a decline in the frequency of visits to our animal hospitals, the number of orders placed in our animal hospitals and the average revenue per requisition in our laboratories. These factors have contributed to a decline in our Animal Hospital same-store revenue growth and a slowing of the rate of our Laboratory internal revenue growth.

During most of 2009, we were able to mitigate the impact of these changes on our profit margins and net income through aggressive cost management measures. However, more recently, this has become more difficult in light of cost increases being imposed on us by our vendors and the need to continue to invest in our business.

In 2010 we believe that our ability to maintain or increase margins will be dependent on revenue growth. We plan to continue our growth strategy of acquiring individual animal hospitals and maintain our strong emphasis on expense management. However, our ability to return to our historical margins will be dependent on same-store revenue growth in our animal hospitals and internal revenue growth in our laboratories.

Acquisitions and Facilities

Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2009 we acquired 27 independent animal hospitals with annual revenue of $65.3 million. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For The Years Ended December 31,
	2009	2008	2007

Animal hospitals:
Beginning of period	471	438	379
Acquisitions, excluding Healthy Pet in 2007(1)	27	51	29
Healthy Pet(1)	—	—	44
Acquisitions relocated into our existing animal hospitals	(5)	(13)	(7)
New facilities	—	1	—
Sold, closed or merged	(4)	(6)	(7)

End of period	489	471	438

Laboratories:
Beginning of period	44	36	33
Acquisitions	2	4	2
Acquisitions relocated into our existing laboratories	(2)	(1)	(1)
New facilities	3	5	2

End of period	47	44	36

(1)	Healthy Pet was acquired on June 1, 2007.

Animal Hospital and Laboratory Acquisitions, excluding Healthy Pet

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding Healthy Pet, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2009	2008	2007

Consideration:
Cash(1)	$56,806	$123,129	$57,990
Non-cash note conversion to equity interest in subsidiary	5,700	—	—
Contingent consideration	712	—	—

Fair value of total consideration transferred	$63,218	$123,129	$57,990

Allocation of the Purchase Price:
Tangible assets	$8,625	$4,954	$2,662
Identifiable intangible assets	9,408	20,447	2,906
Goodwill(2)	51,171	104,411	55,271
Notes payable and other liabilities assumed	(5,986)	(6,683)	(2,849)

Total	$63,218	$123,129	$57,990

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the consolidated statements of cash flows.

(2)	We expect that $33.6 million, $81.2 million and $45.7 million of the goodwill recognized in 2009, 2008 and 2007, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $4.9 million, $17.6 million and $8.0 million in 2009, 2008 and 2007, respectively.

Healthy Pet Acquisition

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

We acquired Healthy Pet for a purchase price of $152.8 million. The following table summarizes the purchase price and the allocation of the purchase price (in thousands):

Consideration:
Cash paid to holders of Healthy Pet stock and debt, net of cash acquired	$151,755
Cash paid for professional services	1,044

Fair value of total consideration transferred	$152,799

Allocation of the Purchase Price:
Tangible assets	$33,337
Identifiable intangible assets(1)	5,999
Goodwill(2)	142,072
Debt and capital leases assumed	(17,680)
Other liabilities assumed(3)	(10,929)

Total	$152,799

(1)	Includes customer relationships, covenants not to compete, and favorable lease assets.

(2)	We expect that $58.4 million of goodwill will be fully deductible for income tax purposes, of which $40.8 million remains as of December 31, 2009.

(3)	Includes liabilities associated with the elimination of duplicate functions and closure of certain animal hospitals (net of cash received from the closure plan of $136,000).

In addition, we incurred integration costs of $1.6 million primarily to operate Healthy Pet’s corporate office, which was closed in 2007. These costs were expensed as incurred and are included in corporate selling, general and administrative expense.

The pro forma impacts on revenue and earnings have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

Eklin Medical Systems, Inc. Acquisition

On July 1, 2009, we acquired Eklin, a leading seller of digital radiography and ultrasound systems in the veterinary market. We acquired Eklin for a purchase price of $12.5 million, net of cash acquired of $1.0 million. The following table summarizes the purchase price and allocation of the purchase price (in thousands):

Consideration:
Cash(1)	$12,504

Fair value of total consideration transferred	$12,504

Allocation of the Purchase Price:
Tangible assets	$9,344
Identifiable intangible assets	7,351
Goodwill(2)	8,361
Other liabilities assumed	(12,552)

Total	$12,504

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for a reconciliation of cash paid for acquisitions per this schedule to the consolidated statements of cash flows.

(2)	We expect that $2.8 million of the goodwill recorded for this acquisition as of December 31, 2009 will be fully deductible for income tax purposes.

In addition we incurred $537,000 in transaction costs, which were expensed in accordance with the FASB’s revised accounting guidance on business combinations, effective January 1, 2009.

Eklin has been combined with STI and is reported within our Medical Technology segment.

The pro forma impacts on revenue and earnings have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

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

Revenue

Animal Hospital and Laboratory Revenue

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured.

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

The accounting for the sale of equipment is substantially governed by the requirements of the FASB’s general revenue recognition rules, and the sale of software licenses and related items is governed by the FASB’s accounting guidance for software revenue recognition.

In October 2009, the FASB issued new accounting guidance pertaining to revenue recognition for arrangements where equipment is sold with embedded software that is more than incidental to the products and services as a whole. Although we plan to early adopt this new guidance, our results for the year ended December 31, 2009 remain to be accounted for under the FASB’s accounting guidance for software revenue arrangements. See Note 2c, Summary of Significant Accounting Policies — Revenue and Related Cost Recognition, in our consolidated financial statements in this annual report on Form 10-K. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:

•	Evidence of an arrangement: We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement.

•	Delivery: We consider delivery to have occurred when the ultrasound imaging equipment is delivered. We consider delivery to have occurred when the digital radiography imaging equipment, including software, is delivered or accepted by the customer if installation is required. We consider delivery to have occurred with respect to professional services when those services are provided or on a straight-line basis over the service contract term, based on the nature of the service or the terms of the contract.

•	Fixed or determinable fee: We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met. We generally consider payments that are due within six months to be fixed or determinable based upon our successful collection history. We only consider fees to be fixed or determinable if they are not subject to refund or adjustment.

•	Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Under the residual method prescribed by the FASB’s software revenue recognition guidance, in multiple element arrangements involving software that is more than incidental to the products and services as a whole, revenue may be recognized when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement (i.e., maintenance and professional services), but does not exist for one or more of the delivered elements in the arrangement (i.e., the equipment, computer hardware or the software product). VSOE of fair value is based on the price for those products and services when sold separately by us or the contractual renewal rates for the post-contract customer support services that we provide. Under the residual method, the fair value of the undelivered elements is deferred and recognized as revenue upon delivery, provided that other revenue recognition criteria are met.

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

Digital Radiography Imaging Equipment

We sell our digital radiography imaging equipment with multiple elements, including hardware, software, licenses and/or services. We have determined that the software included in these sales arrangements is more than incidental to the products and services as a whole. As a result, we account for digital radiography imaging equipment sales under the FASB’s software revenue recognition guidance.

For those sales arrangements where we have determined VSOE of fair value for all undelivered elements, we allocate revenue to the undelivered items based on the VSOE of value independent of any discounts given. We then recognize the revenue for undelivered elements when the services are provided. We recognize the remaining or residual revenue for the delivered elements at the time of delivery or installation and customer acceptance.

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

Ultrasound Imaging Equipment

We sell our ultrasound imaging equipment on a stand-alone basis and with multiple elements, including hardware, software, licenses and/or services. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of the FASB’s general revenue recognition rules and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by separating the transaction into individual elements. We account for the ultrasound imaging equipment under the requirements of the FASB’s general revenue recognition rules, as the software is not deemed to be essential to the functionality of the equipment, and we account for the computer hardware and software under the requirements of the FASB’s software revenue recognition guidance. For those sales of our ultrasound imaging equipment that include computer hardware and software, we recognize revenue on the ultrasound imaging equipment, computer hardware and software upon delivery, which occurs simultaneously.

Digital Radiography and Ultrasound Imaging Equipment Sold Together

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we allocate total invoice dollars to each element using a relative fair value basis. Each element is then accounted for pursuant to either the FASB’s general revenue recognition rules or the FASB’s software revenue recognition guidance.

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

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2009 was $985.7 million, consisting of $861.9 million for our Animal Hospital segment, $96.3 million for our Laboratory segment and $27.5 million for our Medical Technology segment.

We test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist, in accordance with goodwill guidance. We adopted the end of October as our annual impairment testing date, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”) in accordance with our accelerated filing requirements. There were no impairment charges resulting from the October 31, 2009, 2008 or 2007 impairment tests. In addition, no events have occurred subsequent to the 2009 testing date which would indicate any impairment may have occurred.

The recognition and measurement of a goodwill impairment loss involves a two-step process:

First we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value of our reporting units per our accounting books, with carrying value defined as the reporting unit’s net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize generally accepted valuation techniques consisting primarily of discounted cash flow techniques and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans.

If we identify a potential impairment in the first step, we are then required to measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit as determined in step one to the reporting unit’s net assets based on fair value as would be done in an acquisition. In this hypothetical acquisition, the residual estimated fair value after allocation to the reporting units’ identifiable net assets is the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the estimated fair value with a corresponding charge to earnings. However, if the estimated fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the estimated fair value.

Determining the fair value of the net assets of our reporting units under this step would require significant estimates.

In 2009, 2008 and 2007, we determined that the estimated fair value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of the goodwill of our reporting units was impaired. However, changes in our estimates, such as forecasted cash flows, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our Medical Technology reporting unit. The fair value of our Animal Hospital and Laboratory reporting units significantly exceeded their respective book value.

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

Subsequent to acquisition, we test our identifiable intangible assets for impairment as part of a broader test for impairment of long-lived assets under the FASB’s accounting guidance for property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recognition and measurement of an impairment loss under the FASB’s accounting guidance also involves a two-step process:

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

Income Taxes

We account for income taxes under the FASB’s accounting guidance for income taxes. In accordance with the FASB’s accounting guidance, we record deferred tax liabilities and deferred tax assets, which represent taxes to be settled or recovered in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the change occurs.

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

Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2009, we have a net deferred tax liability of $56.9 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our anticipated income tax rate would cause us to increase our net deferred tax liability balance by $1.4 million with a corresponding charge to earnings.

We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. Effective January 1, 2007, we adopted the new accounting guidance for uncertainty in income taxes. The new guidance prescribes recognition thresholds and measurement attributes for the financial statement recognition of income tax positions. We did not have any unrecognized tax benefits on the effective date of the pronouncement, or as of December 31, 2009.

Self-Insured Liabilities

We self-insure and use high retention or high-deductible insurance programs for certain losses related to workers’ compensation and employee health claims. Our self-insured liabilities contain uncertainties because we are required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We have not made any material changes in the reserving methodology used to establish our self-insured liabilities during the past three years.

Workers’ Compensation Insurance

A majority of our workers’ compensation insurance policies are self-insured retention annual policies that begin on October 1st. The policies cover specific annual periods and are normally open for no longer than seven years after the period allowing claims for incidents occurring during the covered period to be submitted after the end of the policy year.

Under our workers’ compensation insurance policies, we are responsible for the first $250,000 in claim liability per individual occurrence and we are also subject to an aggregate limit. We use an internal review process to estimate claim liability based on actual and expected claims incurred and the estimated ultimate cost to settle the claims. Periodically, we review our assumptions and valuations to determine the adequacy of our self-insured liabilities. During the fourth quarter of 2009, 2008 and 2007, based upon our internal review, we revised our estimate of our claims liability resulting in a $1.2 million, $2.0 million and $2.2 million favorable impact to our net earnings, respectively.

Beginning with the 2008 policy year we changed our coverage from a self-insured retention policy to a guaranteed policy. Accordingly, the amount of estimated claims liability will decline in future years.

Health Insurance

With the exception of California employees enrolled in HMO plans, we are effectively self-insuring our employee health care benefit by retaining claims liability risk up to $200,000 per incident and an aggregate claim limit based on the number of employees enrolled in the plan per month. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on our claims experience, the number of employees enrolled in the program and the average time from when a claim is incurred to the time it is paid. In addition, we perform an analysis of our potential liability for open claims.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For The Years Ended December 31,
	2009	2008	2007

Revenue:
Animal Hospital	75.6%	75.1%	73.0%
Laboratory	23.5	23.9	25.6
Medical Technology	3.8	4.0	4.0
Intercompany	(2.9)	(3.0)	(2.6)

Total revenue	100.0	100.0	100.0
Direct costs	73.9	73.2	72.2

Gross profit	26.1	26.8	27.8
Selling, general and administrative expense	7.4	7.1	7.5
Net loss on sale and disposal of assets	0.3	—	0.1

Operating income	18.4	19.7	20.2
Interest expense, net	1.7	2.3	2.6

Income before provision for income taxes	16.7	17.4	17.6
Provision for income taxes	6.4	6.7	6.8

Net income	10.3	10.7	10.8
Net income attributable to noncontrolling interests	0.3	0.3	0.3

Net income attributable to VCA Antech, Inc.	10.0%	10.4%	10.5%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2009		2008		2007
		% of		% of		% of	% Change
	$	Total	$	Total	$	Total	2009	2008

Animal Hospital	$994,215	75.6%	$959,395	75.1%	$844,344	73.0%	3.6%	13.6%
Laboratory	308,478	23.5%	304,952	23.9%	295,695	25.6%	1.2%	3.1%
Medical Technology	50,136	3.8%	51,177	4.0%	46,823	4.0%	(2.0)%	9.3%
Intercompany	(38,322)	(2.9)%	(38,054)	(3.0)%	(30,717)	(2.6)%	0.7%	23.9%

Total revenue	$1,314,507	100.0%	$1,277,470	100.0%	$1,156,145	100.0%	2.9%	10.5%

Consolidated revenue increased $37.0 million in 2009 as compared to 2008. The increase in revenue was primarily attributable to revenue from acquired animal hospitals and to a lesser extent revenue from the acquisition of Eklin and Laboratory internal growth. The increase was partially offset by declines in our Animal Hospital and Medical Technology same-store revenue. Our Animal Hospital same-store revenue, adjusted for differences in business days, declined 3.2% in 2009. Our Laboratory internal revenue growth, adjusted for differences in billing days, was 0.9% in 2009.

Consolidated revenue increased $121.3 million in 2008 as compared to 2007. The increase in revenue was attributable to the combination of revenue from acquired animal hospitals, including Healthy Pet acquired on June 1, 2007, and to a lesser extent organic growth. Our Animal Hospital same-store revenue growth, adjusted for differences in business days, was 0.8% in 2008. Our Laboratory internal revenue growth, adjusted for differences in billing days, was 2.1% in 2008.

The decline in our revenue growth rates is due primarily to the aforementioned changes in our economic environment.

Gross Profit

The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	For The Years Ended December 31,
	2009		2008		2007
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2009	2008

Animal Hospital	$183,698	18.5%	$184,185	19.2%	$163,053	19.3%	(0.3)%	13.0%
Laboratory	143,314	46.5%	142,783	46.8%	143,072	48.4%	0.4%	(0.2)%
Medical Technology	17,782	35.5%	18,028	35.2%	15,879	33.9%	(1.4)%	13.5%
Intercompany	(1,794)		(2,359)		(583)

Total gross profit	$343,000	26.1%	$342,637	26.8%	$321,421	27.8%	0.1%	6.6%

Consolidated gross profit remained flat in 2009 as compared to 2008. Consolidated gross profit was impacted by an increase in consolidated revenue, discussed above, primarily offset by a decrease in consolidated gross margins as compared to 2008. This decrease was primarily attributable to a decline in the Animal Hospital gross margin. Consolidated gross margins in 2009 and 2008 benefited from a decrease in workers’ compensation insurance expense of $1.8 million and $2.9 million, respectively, or 0.1% and 0.2% of revenue, respectively, due to a reduction in our estimated workers’ compensation insurance liability for prior year policy periods.

Consolidated gross profit increased $21.2 million in 2008 as compared to 2007. The increase was primarily due to the increase in consolidated revenue discussed above. Consolidated gross profit in 2008 was impacted by a decrease in consolidated gross margins as compared to 2007. This decrease was primarily attributable to a decline in Laboratory gross margin. Consolidated gross margins in 2008 and 2007 benefited from a decrease in workers’ compensation insurance expense of $2.9 million and $3.2 million, respectively, or 0.2% and 0.3% of revenue, respectively, due to a reduction in our estimated workers’ compensation insurance liability for prior years policy periods.

Segment Results

Animal Hospital Segment

The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	For The Years Ended December 31,			% Change
	2009	2008	2007	2009	2008

Revenue	$994,215	$959,395	$844,344	3.6%	13.6%
Gross profit	$183,698	$184,185	$163,053	(0.3)%	13.0%
Gross margin	18.5%	19.2%	19.3%

Animal Hospital revenue increased $34.8 million in 2009 as compared to 2008, and $115.1 million in 2008 as compared to 2007. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2009 Comparative Analysis			2008 Comparative Analysis
	For The Years Ended December 31,
			%			%
	2009	2008	Change	2008	2007	Change

Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	5,703	6,042	(5.6)%	5,169	5,412	(4.5)%
Average revenue per order(3)	$150.39	$146.71	2.5%	$146.18	$138.51	5.5%

Same-store revenue(1)	$857,685	$886,375	(3.2)%	$755,691	$749,607	0.8%
Business day adjustment(4)	—	2,761		1,704	—
Net acquired revenue(5)	136,530	70,259		202,000	94,737

Total	$994,215	$959,395	3.6%	$959,395	$844,344	13.6%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2008 business day adjustment reflects the impact of one fewer business day in 2009 as compared to 2008 and one additional business day in 2008 as compared to 2007.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2008 for the 2009 Comparative Analysis and January 1, 2007 for the 2008 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

During the twelve months ended December 31, 2009 we experienced a decrease in both lower and higher priced orders primarily as a result of current economic conditions and to a lesser extent the shift in the mix of orders. In addition, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels such as the Internet. We also have experienced a decline in the number of vaccinations as some recent professional literature and research has suggested that vaccinations can be given to pets less frequently.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has normally resulted in a decrease in lower priced orders and an increase in higher priced orders.

Price increases contributed to the increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our hospitals and are typically implemented in February of each year.

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

Our Animal Hospital gross margin in 2009, 2008 and 2007 was 18.5%, 19.2% and 19.3%, respectively. Our decrease in gross margin for 2009 was due to lower gross margins from our acquired hospitals and decreases in our Animal Hospital same-store gross margins. In 2008 the gross margin remained relatively flat as the lower gross margins from our acquired hospitals were largely offset by increased same-store gross margins principally as a result of the implementation of cost controls during 2008.

Our Animal Hospital same-store gross margin in 2009, 2008 and 2007 was 19.4%, 20.2% and 19.8%, respectively. The 2009 decrease in the same-store gross margin was primarily due to a decrease in same-store orders and increases in medical supplies, marketing expenses and depreciation and amortization. The 2008 increase was attributable to the aforementioned cost controls. In 2009, 2008 and 2007, our same-store animal hospitals benefited from a $1.6 million, $2.5 million and $2.6 million, respectively, or 0.2%, 0.3% and 0.3% of same-store revenue, decrease in our estimated workers’ compensation insurance liability recognized during the fourth quarters of 2009, 2008 and 2007.

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

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For The Years Ended December 31,			% Change
	2009	2008	2007	2009	2008

Revenue	$308,478	$304,952	$295,695	1.2%	3.1%
Gross profit	$143,314	$142,783	$143,072	0.4%	(0.2)%
Gross margin	46.5%	46.8%	48.4%

Laboratory revenue increased $3.5 million in 2009 as compared to 2008, and $9.3 million in 2008 as compared to 2007. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2009 Comparative Analysis,			2008 Comparative Analysis
	For The Years Ended December 31,
			%			%
	2009	2008	Change	2008	2007	Change

Laboratory Revenue:
Internal growth:
Number of requisitions(1)	13,053	13,017	0.3%	12,887	12,577	2.5%
Average revenue per requisition(2)	$23.49	$23.35	0.6%	$23.43	$23.51	(0.3)%

Total internal revenue(1)	$306,656	$303,955	0.9%	$301,878	$295,695	2.1%
Billing day adjustment(3)	—	997		1,443	—
Acquired revenue(4)	1,822	—		1,631	—

Total	$308,478	$304,952	1.2%	$304,952	$295,695	3.1%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2008 billing day adjustment in the 2009 and 2008 Comparative Analyses reflects the impact of differences in the number of billing days in 2009 and 2007 as compared to 2008.

(4)	Acquired revenue in both the 2009 and 2008 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

The increase in Laboratory revenue in 2009 as compared to 2008 was due to acquired revenue and an increase in internal revenue, partially offset by the impact of one fewer billing day as compared to the prior year period.

The increases in requisitions from 2007 through 2009 have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in requisitions, due to the economic downturn, requisitions for both 2009 and 2008 when compared to comparable prior periods have increased only modestly.

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

The average revenue per requisition increased slightly in 2009 due to price increases which ranged from 3% to 4% in both February 2009 and February 2008. The price increases in 2009 as compared to 2008 were more than offset by other factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, and a decrease in higher-priced tests as a result of the current economic environment.

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

Our Laboratory gross margin decreased slightly in 2009 as compared to 2008 due to a decline in our revenue growth relative to an increase in certain costs, including depreciation and amortization expense for new equipment and leasehold improvements related to our continued investment in technology. The decrease in Laboratory gross margin in 2008 compared to 2007 was primarily due to the combination of the decline in our revenue growth, relative to increasing transportation costs, in addition to costs incurred in advance of projected revenue related to our expansion into Canada.

Medical Technology Segment

The following table summarizes revenue and gross profit for the Medical Technology segment (in thousands, except percentages):

	For The Years Ended December 31,			% Change
	2009	2008	2007	2009	2008

Revenue	$50,136	$51,177	$46,823	(2.0)%	9.3%
Gross profit	$17,782	$18,028	$15,879	(1.4)%	13.5%
Gross margin	35.5%	35.2%	33.9%

Medical Technology revenue decreased $1.0 million in 2009 as compared to 2008, which was primarily attributable to declines on sales of our ultrasound equipment. We believe the business life cycle for ultrasound equipment is maturing and accordingly, the demand for these types of products and related services may continue to decline in the near term. The revenue from our digital radiography imaging equipment slightly declined due to the structure of certain sales agreements that resulted in more revenue being deferred in 2009 as compared to 2008. The decreases were largely offset by increases in our customer service revenue, including warranties, due to the acquisition of Eklin.

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

Medical Technology gross profit remained relatively flat in 2009 as compared to 2008. The decline in revenues mentioned above was partially offset by a slight increase in gross margin. The increase in gross margin was primarily due to a shift in the mix of products and services sold. Specifically, the mix has been impacted by the acquisition of Eklin.

Medical Technology gross profit increased $2.1 million in 2008 as compared to 2007 due to an increase in revenue combined with an increase in gross margin. The increase in gross margin was primarily due to a shift in the mix of products and services sold. Specifically, revenue from the sale of small animal digital radiography imaging equipment, which has a higher gross margin, increased as a percentage of our total Medical Technology revenue while revenue from the sale of equine digital radiography imaging and ultrasound imaging equipment, which have lower gross margins, decreased as a percentage of our total Medical Technology revenue. With respect to our overall digital radiography sales, as a result of the current economic environment customers are purchasing more machines with less functionality or our standard configuration. This has also resulted in the increase in margins, as the average cost per unit has declined to a greater degree than the average revenue per unit. There was also an increase in revenue related to warranties sold, which has a higher gross margin, due to an overall increase in units installed year over year.

Intercompany Revenue

Laboratory revenue in 2009, 2008 and 2007 included intercompany revenue of $31.8 million, $31.1 million and $27.6 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue in 2009, 2008 and 2007 included intercompany revenue of $6.5 million, $6.9 million and $3.2 million, respectively, that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are generally accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative (“SG&A”) expense and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2009		2008		2007
		% of		% of		% of	% Change
	$	Revenue	$	Revenue	$	Revenue	2009	2008

Animal Hospital	$21,174	2.1%	$22,142	2.3%	$21,562	2.6%	(4.4)%	2.7%
Laboratory	22,895	7.4%	20,816	6.8%	19,648	6.6%	10.0%	5.9%
Medical Technology	14,653	29.2%	12,337	24.1%	11,528	24.6%	18.8%	7.0%
Corporate	38,715	2.9%	35,432	2.8%	34,139	3.0%	9.3%	3.8%

Total SG&A	$97,437	7.4%	$90,727	7.1%	$86,877	7.5%	7.4%	4.4%

Consolidated SG&A expense increased $6.7 million in 2009 as compared to 2008 and increased $3.9 million in 2008 as compared to 2007, primarily due to growth in the size of our company as a result of acquisitions. Our SG&A expense as a percentage of revenue increased in 2009 primarily due to acquisition transaction costs that are now expensed in accordance with the new business combination guidance that became effective January 1, 2009 and decreased in 2008 due to the aforementioned increase in revenue combined with leverage. In addition to normal increases in SG&A to support the growth of our company, we incurred increased costs compared to 2008 related to our entry into Canada and the development of new products in our Laboratory segment in 2009.

Operating Income

The following table summarizes our operating income (in thousands, except percentages):

	For The Years Ended December 31,
	2009		2008		2007
		% of		% of		% of	% Change
	$	Revenue	$	Revenue	$	Revenue	2009	2008

Animal Hospital	$161,872	16.3%	$162,043	16.9%	$140,344	16.6%	(0.1)%	15.5%
Laboratory	120,408	39.0%	121,970	40.0%	123,344	41.7%	(1.3)%	(1.1)%
Medical Technology	3,118	6.2%	5,662	11.1%	4,256	9.1%	(44.9)%	33.0%
Corporate	(42,076)		(35,640)		(34,140)		18.1%	4.4%
Eliminations	(1,794)		(2,359)		(583)		(24.0)%	304.6%

Total operating income	$241,528	18.4%	$251,676	19.7%	$233,221	20.2%	(4.0)%	7.9%

Consolidated operating income decreased $10.1 million in 2009 as compared to 2008. The decrease was primarily due to the decline in Animal Hospital margins in addition to an increase in SG&A as a percentage of revenue. The decrease also included a net $3.3 million non-cash charge related to the abandonment of an internally-developed software project.

The decrease in our operating margin in 2008 as compared to 2007 was primarily due to the aforementioned decrease in gross margin, partially offset by a decrease in SG&A as a percentage of revenue.

Write-down and Loss on Sale of Assets

In 2009, 2008 and 2007, we sold assets, and wrote down certain assets for net losses of $4.0 million, $234,000 and $1.3 million, respectively. The increase in loss in 2009 was related to the abandonment of an internally-developed software project (see above discussion under Operating Income).

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Interest expense:
Senior term notes	$9,883	$23,574	$31,915
Revolving credit facility	—	205	—
Interest rate swap agreements	9,784	5,519	(1,536)
Capital leases and other	2,329	2,121	2,158
Amortization of debt costs	486	469	368

	22,482	31,888	32,905
Interest income	1,016	3,329	3,402

Total interest expense, net of interest income	$21,466	$28,559	$29,503

The decrease in net interest expense in 2009 as compared to 2008 was primarily attributable to a decrease in the effective interest rate on our senior term notes and related interest rate swap agreements from 5.5% to 3.8%, respectively.

The decrease in interest expense in 2008 as compared to 2007 was primarily attributable to a decrease in the effective interest rate on our senior term notes and related interest rate swap agreements from 6.8% to 5.5%, respectively, partially offset by a higher outstanding average balance related to the additional borrowings incurred in 2007.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly-own.

Inflation

Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with Zoasis Corporation

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. Arthur J. Antin, our Chief Operating Officer, owns an 8% interest in Zoasis. We purchased services of $2.7 million, $2.1 million and $1.8 million in 2009, 2008 and 2007, respectively. Although we receive certain discounts on these services the aggregate amount is not material to the financial statements. Beginning in late 2006, in connection with a sublease for office space located in the Zoasis corporate office, we paid rent to Zoasis of $45,000 and $54,000 in 2008 and 2007, respectively. The lease expired in August 2007 and continued on a month-to-month basis through October 2008, at which time the lease was terminated. The rent under this sublease was comparable to the rent we pay for similar spaces.

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2009, 2008 and 2007. The amount paid by our company to Akin for these legal services was $1.3 million, $600,000 and $1.2 million in 2009, 2008 and 2007, respectively.

Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. We believe pricing for pharmaceutical products is no more than prices paid by us to independent third parties for similar products. We believe the pricing is comparable to normal market pricing. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $38.3 million and $22.7 million in 2009 and 2008, respectively. We did not purchase any products from VetSource in 2007.

Liquidity and Capital Resources

Introduction

We generate cash primarily from payments made by customers for our veterinary services, payments from animal hospitals and other clients for our laboratory services, and from proceeds received from the sale of our imaging equipment and other related services. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At December 31, 2009, our consolidated cash and cash equivalents totaled $145.2 million, representing an increase of $56.2 million as compared to the prior year. Cash flows generated from operating activities totaled $183.5 million in 2009, representing a decrease of $13.8 million as compared to the prior year. We spent $130.8 million on acquisitions, investments and capital expenditures during the year.

We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to do so in the future. We have access to an unused $75.0 million revolving credit facility, which expires on May 16, 2010. Historically, we have been able to obtain cash from other borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

Future Cash Flows

Short-term

Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally-generated cash flow. We anticipate that our cash on hand and net cash provided by operations will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.

In 2010, we expect to spend $50.0 million to $60.0 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2010 through February 26, 2010, we spent $5.9 million in connection with the acquisition of two animal hospitals. In addition, we expect to spend approximately $65.0 million in 2010 for both property and equipment additions and capital expenditures necessary to maintain our existing facilities.

Long-term

Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business and acquisitions in accordance with our growth strategy. The scheduled payments on our long-term obligations are included in our contractual obligations table below. In addition to the scheduled payments on our senior term notes, we are required to make mandatory prepayments in the event we have excess cash flow. Pursuant to the terms of our senior credit facility, mandatory prepayments are due on our senior term notes equal to 75% of any excess cash flow at the end of 2010. As of December 31, 2009, we were required to make payments totaling $8.8 million related to excess cash flows. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments.

We expect that our long-term cash flow from operations will not be sufficient to repay our long-term debt when it comes due in May 2011. We anticipate that we will refinance such indebtedness, amend its terms to extend the maturity dates, or issue common stock in our company. We do not plan to renew our revolver when it expires in May 2010; however, we are currently evaluating proposals to refinance our senior term debt from several different lending institutions. Our management cannot make any assurances that such refinancing, amendments, or equity offering, if necessary, will be available on attractive terms, if at all.

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2009, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

At December 31, 2009, we had a fixed charge coverage ratio of 1.74 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2009, we had a leverage ratio of 1.85 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Cash provided by (used in):
Operating activities	$183,471	$197,308	$173,764
Investing activities	(130,770)	(212,711)	(271,305)
Financing activities	3,477	(6,402)	163,303
Effect of currency exchange rate charges on cash and cash equivalents	44	(102)	—

Increase (decrease) in cash and cash equivalents	56,222	(21,907)	65,762
Cash and cash equivalents at beginning of year	88,959	110,866	45,104

Cash and cash equivalents at end of year	$145,181	$88,959	$110,866

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $13.8 million in 2009 as compared to 2008. This decrease was primarily due to decreases in working capital and a decrease in operating performance, partially offset by a decrease of $9.4 million in cash paid for interest.

Net cash provided by operating activities increased $23.5 million in 2008 as compared to 2007. This increase was primarily due to additional cash generated from acquired businesses and an increase in cash flow related to working capital items, partially offset by an increase in cash paid for taxes of $5.1 million.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For The Years Ended December 31,			Variance
	2009	2008	2007	2009	2008

Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(56,806)	$(123,129)	$(57,990)	$66,323	$(65,139)
Acquisition of Healthy Pet	—	—	(154,871)	—	154,871
Acquisition of Eklin	(12,504)	—	—	(12,504)	—
Other	(5,267)	(3,573)	(2,662)	(1,694)	(911)

Total cash used for acquisitions(1)	(74,577)	(126,702)	(215,523)	52,125	88,821
Property and equipment additions	(50,801)	(55,045)	(48,714)	4,244	(6,331)
Real estate acquired with acquisitions(2)	(4,894)	(17,593)	(7,962)	12,699	(9,631)
Proceeds from sale of assets(3)	151	1,775	1,674	(1,624)	101
Other(4)	(649)	(15,146)	(780)	14,497	(14,366)

Net cash used in investing activities	$(130,770)	$(212,711)	$(271,305)	$81,941	$58,594

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. In addition, the cash used for acquisitions declined in 2009 as a result of our desire to accumulate cash in advance of our debt refinancing which is expected to occur in 2010.

(2)	The decrease in cash used to acquire real estate in 2009 and increase in 2008 were due to changes in the number of opportunities that met our selective acquisition criteria.

(3)	The decrease in proceeds from sale of assets was primarily due to a significant land sale in 2008.

(4)	The decrease in cash used for other investing activities in 2009 was primarily due to investments made in 2008 related to our expansion into Canada and other markets.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For The Years Ended December 31,			Variance
	2009	2008	2007	2009	2008

Financing Cash Flows:
Repayment of long-term obligations	$(7,936)	$(7,790)	$(8,238)	$(146)	$448
Proceeds from long-term obligations(1)	—	—	160,000	—	(160,000)
Borrowings on revolving credit facility	—	35,000	—	(35,000)	35,000
Repayment on revolving credit facility	—	(35,000)	—	35,000	(35,000)
Payment of financing costs	—	—	(926)	—	926
Distributions to noncontrolling interest partners(2)	(4,189)	(3,987)	(3,388)	(202)	(599)
Proceeds from stock options exercises(3)	15,297	3,606	7,989	11,691	(4,383)
Excess tax benefits from stock options	866	1,769	7,866	(903)	(6,097)
Stock repurchases(4)	(561)	—	—	(561)	—

Net cash provided by (used in) financing	$3,477	$(6,402)	$163,303	$9,879	$(169,705)

(1)	The decrease in proceeds from the issuance of long-term obligations and payment of financing costs is due to funds borrowed in 2007 related to the acquisition of Healthy Pet on June 1, 2007.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash. As mentioned in Note 11 in our December 31, 2009 Notes to Consolidated Financial Statements, we adopted new noncontrolling interest guidance effective January 1, 2009, which resulted in a reclassification of these distributions from operating activities to financing activities.

(3)	The number of stock option exercises has increased in comparison to the prior year related to the increase in the market price of our stock during 2009 and the nearing expiration of certain stock options.

(4)	The stock repurchases in fiscal 2009 represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2009 (in thousands):

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations:
Long-term debt	$518,287	$14,943	$503,308	$36	$—
Capital lease obligations	26,768	2,252	4,617	5,002	14,897
Operating leases	829,981	46,683	93,332	92,310	597,656
Fixed cash interest expense	9,847	1,801	2,802	2,204	3,040
Variable cash interest expense Term B(1)	12,103	8,813	3,290	—	—
Variable cash interest on swap agreements	381	381	—	—	—
Purchase obligations(2)	26,572	19,626	6,946	—	—
Other long-term liabilities	1,503	65	—	—	1,438
Earn-out payments(3)	1,905	1,440	465	—	—

	$1,427,347	$96,004	$614,760	$99,552	$617,031

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of December 31, 2009.

(2)	Our purchase obligations consist primarily of supply purchase agreements related to our Medical Technology business and construction contracts primarily for our animal hospitals.

(3)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2009, we do not have any off-balance sheet financing arrangements.

Interest Rate Swap Agreements

We have an interest rate swap agreement whereby we pay the counterparty amounts based on a fixed interest rate and set notional principal amount in exchange for the receipt of payments from the counterparty based on London Interbank Offer Rates (“LIBOR”) and the same set notional principal amount. We entered into this interest rate swap agreement to hedge against the risk of increasing interest rates. The contract effectively converts a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt. The fixed rate debt amount is equal to the notional principal amount of the interest rate swap agreement, and the fixed-rate conversion period is equal to the term of the contract. The impact of this interest rate swap agreement has been factored into our future contractual cash requirements table above. Our interest rate swap agreement at December 31, 2009 qualifies for hedge accounting and is summarized as follows:

Fixed interest rate	2.64%
Notional amount	$100 million
Effective date	2/12/2008
Expiration date	2/26/2010
Counterparty	Wells Fargo

In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.

Description of Indebtedness

Senior Credit Facility

At December 31, 2009, we had $516.9 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum. We pay interest on our revolving credit facility based upon Wells Fargo’s prime rate plus the margin of 0.50%.

The senior term notes mature in May 2011 and the revolving credit facility matures in May 2010. We are currently evaluating refinancing proposals from various lenders.

Other Debt and Capital Lease Obligations

At December 31, 2009, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $28.2 million.

Recent Accounting Pronouncements

The FASB has issued new accounting guidance which are not effective until after December 31, 2009. For further discussion on new accounting guidance see Note 2v, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, in our consolidated financial statements of this annual report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, we had borrowings of $516.9 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair value, but do impact earnings and cash flow. To reduce the risk of increasing interest rates, we entered into the following interest rate swap agreement:

Fixed interest rate	2.64%
Notional amount	$100 million
Effective date	2/12/2008
Expiration date	2/26/2010
Counterparty	Wells Fargo

This interest rate swap agreement has the effect of reducing the amount of our debt exposed to variable interest rates. If LIBOR increases 1% from December 31, 2009 the additional annual interest expense will amount to $5.0 million net of the effect of the swap agreement. A similar increase in LIBOR in fiscal 2008 would have resulted in $2.7 million in additional interest expense net of the effect of the swap agreement. If LIBOR decreases 1% from December 31, 2009 the annual interest expense savings will amount to $5.0 million net of the effect of the swap agreement. A similar decrease in LIBOR in fiscal 2008 would have resulted in a $2.7 million decrease in interest expense net of the effect of the swap agreement.

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2009. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management excluded Eklin Medical Systems, Inc. from its assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. Eklin Medical Systems, Inc., acquired July 1, 2009, accounted for approximately 2% of our total assets as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.

February 26, 2010

/s/  Robert L. Antin
Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer

/s/  Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer,
Vice President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts as listed in the index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VCA Antech, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded Eklin Medical Systems, Inc. from its assessment of the effectiveness of VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009. Eklin Medical Systems, Inc., acquired July 1, 2009, accounted for approximately 2% of the Company’s total assets as of December 31, 2009. Our audit of internal control over financial reporting of VCA Antech, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Eklin Medical Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 26, 2010

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$145,181	$88,959
Trade accounts receivable, less allowance for uncollectible accounts of $13,015
and $11,025 at December 31, 2009 and 2008, respectively	49,186	43,453
Inventory	32,031	26,631
Prepaid expenses and other	27,242	18,800
Deferred income taxes	18,318	15,938
Prepaid income taxes	6,252	5,287

Total current assets	278,210	199,068
Property and equipment, net	289,415	263,443
Goodwill	985,674	922,057
Other intangible assets, net	44,280	35,645
Notes receivable, net	5,153	12,893
Deferred financing costs, net	581	1,067
Other	24,091	14,865

Total assets	$1,627,404	$1,449,038

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term obligations	$17,195	$7,771
Accounts payable	28,326	26,087
Accrued payroll and related liabilities	33,539	42,840
Other accrued liabilities	43,298	46,424

Total current liabilities	122,358	123,122
Long-term obligations, less current portion	527,860	544,860
Deferred income taxes	75,197	47,331
Other liabilities	10,651	9,890

Total liabilities	736,066	725,203
Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 85,584 and 84,633 shares outstanding as of December 31, 2009 and 2008, respectively	86	85
Additional paid-in capital	335,114	308,674
Accumulated earnings	540,010	408,582
Accumulated other comprehensive loss	(163)	(6,352)

Total VCA Antech, Inc. stockholders’ equity	875,047	710,989
Noncontrolling interest	16,291	12,846

Total equity	891,338	723,835

Total liabilities and equity	$1,627,404	$1,449,038

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	For The Years Ended December 31,
	2009	2008	2007

Revenue	$1,314,507	$1,277,470	$1,156,145
Direct costs	971,507	934,833	834,724

Gross profit	343,000	342,637	321,421
Selling, general and administrative expense	97,437	90,727	86,877
Net loss on sale and disposal of assets	4,035	234	1,323

Operating income	241,528	251,676	233,221
Interest expense	22,482	31,888	32,905
Interest income	1,016	3,329	3,402
Other (income) expense	(104)	(212)	220

Income before provision for income taxes	220,166	223,329	203,498
Provision for income taxes	84,580	86,219	78,636

Net income	135,586	137,110	124,862
Net income attributable to noncontrolling interests	4,158	4,126	3,850

Net income attributable to VCA Antech, Inc	$131,428	$132,984	$121,012

Basic earnings per share	$1.54	$1.57	$1.44

Diluted earnings per share	$1.53	$1.55	$1.41

Weighted-average shares outstanding for basic earnings per share	85,077	84,455	83,893

Weighted-average shares outstanding for diluted earnings per share	86,097	85,700	85,716

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total

Balances, December 31, 2006	83,560	$84	$275,013	$154,586	$622	$9,686	$439,991
Net income	—	—	—	121,012	—	3,850	124,862
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(3,025)	—	(3,025)
Gains on hedging instruments reclassified to income, net of tax	—	—	—	—	(932)		(932)
Formation of noncontrolling interest	—	—	—	—	—	401	401
Distribution to noncontrolling interest	—	—	—	—	—	(3,388)	(3,388)
Purchase of noncontrolling interest	—	—	—	—	—	(342)	(342)
Share-based compensation	—	—	4,586	—	—	—	4,586
Issuance of common stock under stock option plans	775	—	7,989	—	—	—	7,989
Tax benefit from stock options and awards	—	—	8,449	—	—	—	8,449

Balances, December 31, 2007	84,335	84	296,037	275,598	(3,335)	10,207	578,591
Net income	—	—	—	132,984	—	4,126	137,110
Foreign currency translation adjustment	—	—	—	—	(730)	—	(730)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(239)	—	(239)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(5,390)	—	(5,390)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	3,342	—	3,342
Formation of noncontrolling interest	—	—	—	—	—	3,241	3,241
Distribution to noncontrolling interest	—	—	—	—	—	(3,987)	(3,987)
Purchase of noncontrolling interest	—	—	—	—	—	(741)	(741)
Share-based compensation	—	—	7,176	—	—	—	7,176
Issuance of common stock under stock option plans	298	1	3,605	—	—	—	3,606
Tax benefit from stock options and awards	—	—	1,856	—	—	—	1,856

Balances, December 31, 2008	84,633	85	308,674	408,582	(6,352)	12,846	723,835
Net income	—	—	—	131,428	—	4,158	135,586
Foreign currency translation adjustment	—	—	—	—	684	—	684
Unrealized gain on foreign currency, net of tax	—	—	—	—	344	—	344
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(815)	—	(815)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	5,976	—	5,976
Formation of noncontrolling interest	—	—	—	—	—	3,476	3,476
Distribution to noncontrolling interest	—	—	—	—	—	(4,189)	(4,189)
Restricted stock unit grant	—	—	1,941	—	—	—	1,941
Share-based compensation	—	—	7,951	—	—	—	7,951
Issuance of common stock under stock option plans	951	1	15,296	—	—	—	15,297
Stock repurchases	—	—	(561)	—	—	—	(561)
Tax benefit from stock options and awards	—	—	1,813	—	—	—	1,813

Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$16,291	$891,338

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For The Years Ended December 31,
	2009	2008	2007

Net income	$135,586	$137,110	$124,862
Other comprehensive income (loss):
Foreign currency translation adjustments	684	(730)	—
Unrealized gain (loss) on foreign currency	563	(391)	—
Tax (expense) benefit	(219)	152	—
Unrealized loss on hedging instruments	(1,335)	(8,825)	(4,931)
Tax benefit	520	3,435	1,906
Losses (gains) on hedging instruments reclassified to income	9,784	5,472	(1,547)
Tax (benefit) expense	(3,808)	(2,130)	615

Other comprehensive income (loss):	6,189	(3,017)	(3,957)

Total comprehensive income	141,775	134,093	120,905
Comprehensive income attributable to noncontrolling interests	4,158	4,126	3,850

Comprehensive income attributable to VCA Antech, Inc.	$137,617	$129,967	$117,055

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$135,586	$137,110	$124,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,571	31,911	27,049
Amortization of debt issue costs	486	470	368
Provision for uncollectible accounts	7,048	5,187	5,053
Net loss on sale and disposal of assets	4,035	234	1,323
Share-based compensation	7,951	7,176	4,586
Deferred income taxes	24,600	22,581	10,940
Excess tax benefits from exercise of stock options	(866)	(1,769)	(7,866)
Other	(425)	(14)	(210)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,004)	(5,674)	(2,687)
Inventory, prepaid expenses and other assets	(15,591)	(6,981)	(4,712)
Accounts payable and other accrued liabilities	(1,974)	(2,515)	7
Accrued payroll and related liabilities	(7,794)	4,863	1,154
Income taxes	848	4,729	13,897

Net cash provided by operating activities	183,471	197,308	173,764

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(74,577)	(126,702)	(215,523)
Real estate acquired in connection with business acquisitions	(4,894)	(17,593)	(7,962)
Property and equipment additions	(50,801)	(55,045)	(48,714)
Proceeds from sale of assets	151	1,775	1,674
Other	(649)	(15,146)	(780)

Net cash used in investing activities	(130,770)	(212,711)	(271,305)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	For The Years Ended December 31,
	2009	2008	2007

Cash flows from financing activities:
Repayment of long-term obligations	(7,936)	(7,790)	(8,238)
Proceeds from the issuance of long-term obligations	—	—	160,000
Borrowings on revolving credit facility	—	35,000	—
Repayment on revolving credit facility	—	(35,000)	—
Payment of debt issue costs	—	—	(926)
Distributions to noncontrolling interest partners	(4,189)	(3,987)	(3,388)
Proceeds from issuance of common stock under stock option plans	15,297	3,606	7,989
Excess tax benefits from exercise of stock options	866	1,769	7,866
Stock repurchases	(561)	—	—

Net cash provided by (used in) financing activities	3,477	(6,402)	163,303

Effect of currency exchange rate changes on cash and cash equivalents	44	(102)	—

Increase (decrease) in cash and cash equivalents	56,222	(21,907)	65,762
Cash and cash equivalents at beginning of year	88,959	110,866	45,104

Cash and cash equivalents at end of year	$145,181	$88,959	$110,866

Supplemental disclosures of cash flow information:
Interest paid	$22,064	$31,432	$32,632
Income taxes paid	$59,132	$58,909	$53,800
Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$94,528	$128,346	$246,368
Cash paid for acquisitions	(74,577)	(126,702)	(215,523)
Non-cash note conversion to equity interest in subsidiary	(5,700)	—	—
Contingent consideration	(712)	—	—

Liabilities assumed	$13,539	$1,644	$30,845

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), and veterinary medical technology (“Medical Technology”).

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2009, we operated 489 animal hospitals throughout 40 states.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2009, we operated 47 laboratories of various sizes located strategically throughout the United States and Canada.

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

We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing or holding themselves out as providers of veterinary services. At December 31, 2009, we operated 160 animal hospitals in 14 of these states. In these states, we provide administrative and support services to the veterinary medical groups. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

We have determined that the veterinary medical groups are variable interest entities as defined by the Financial Accounting Standards Board (“FASB”), and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests in these veterinary medical groups, in aggregate with the variable interests held by our related parties, absorb the majority of the expected losses and residual returns of the veterinary medical groups. Based on these determinations, we consolidated the veterinary medical groups in our consolidated financial statements. In June 2009, the FASB issued new accounting guidance on consolidations; see Note 2v, Recent Accounting Pronouncements, for a discussion of the January 1, 2010 adoption of this new guidance.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

c.	Revenue and Related Cost Recognition

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and

•	collectability is reasonably assured or probable for certain Medical Technology revenues.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our Animal Hospital, Laboratory and Medical Technology business units, at the time services are rendered.

•	For the sale of merchandise at our animal hospitals, when delivery of the goods has occurred.

•	For services provided by our Medical Technology business unit under defined support and maintenance contracts, on a straight-line basis over the contract period, recognizing costs as incurred; these services include, but are not limited to, technical support, when-and-if available product updates for software and extended warranty coverage.

•	For the sale of our digital radiography imaging equipment, ultrasound imaging equipment, software and hardware systems at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement. However, in certain circumstances, we defer this revenue as discussed below.

We account for revenue in our Medical Technology business as follows, depending upon the item sold:

•	Digital radiography imaging equipment and all of its related computer equipment, our proprietary software and services in addition to any other computers sold with our proprietary software are accounted for under the FASB’s accounting guidance for software revenue recognition. Our digital radiography imaging equipment is accounted for under this literature because our proprietary software is more than incidental to the functionality of the equipment. See Note 2v, Recent Accounting Pronouncements, for the discussion on the adoption of new accounting guidance issued by the FASB pertaining to multiple deliverable revenue arrangements and new guidance related to revenue arrangements that include software elements. Under this new guidance our accounting for our digital radiography imaging equipment will change significantly and will follow the FASB’s new accounting guidance pertaining to multiple deliverable arrangements.

•	All other items, including the accounting for ultrasound imaging equipment, are accounted for pursuant to the FASB’s general revenue recognition rules.

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue using a relative fair value basis.

We defer revenue for certain transactions in our Medical Technology business as follows:

•	We defer revenue for pre-paid services such as our consulting, education services or post-contract customer support (“PCS”) and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue for equipment sales when we lack vendor specific objective evidence of fair value for PCS elements and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.

As a result of these policies, we have deferred revenue and costs at December 31, 2009 and 2008 consisting of the following (in thousands):

	2009	2008

Deferred equipment revenue(1)	$10,053	$5,881
Deferred fixed-priced support or maintance contract revenue	2,691	1,384
Other deferred revenue(2)	2,571	2,159

Total deferred revenue	15,315	9,424
Less current portion included in other accrued liabilities	12,497	7,303

Long-term portion of deferred revenue included in other liabilities	$2,818	$2,121

Current portion of deferred costs included in prepaid expenses and other	$5,413	$3,940
Long-term portion of deferred costs included in other assets	3,635	1,013

Total deferred costs(3)	$9,048	$4,953

(1)	Represents amounts billed or received for sales arrangements that include equipment, hardware, software and PCS.

(2)	Represents amounts billed or received in advance for services.

(3)	Represents costs related to equipment, hardware and software included in deferred equipment revenue.

d.	Direct Costs

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2009, 2008 and 2007 was $31.8 million, $25.9 million and $22.7 million, respectively.

Property and equipment at December 31, 2009 and 2008 consisted of (in thousands):

	2009	2008

Land	$41,980	$39,286
Building and improvements	95,968	83,484
Leasehold improvements	98,341	85,861
Furniture and equipment	170,672	141,771
Software	12,759	10,572
Buildings held under capital leases	19,954	19,954
Equipment held under capital leases	1,054	783
Construction in progress	16,193	20,163

Total property and equipment	456,921	401,874
Less — accumulated depreciation and amortization	(167,506)	(138,431)

Total property and equipment, net	$289,415	$263,443

Accumulated amortization on buildings and equipment held under capital leases amounted to $3.7 million and $2.7 million at December 31, 2009 and 2008, respectively.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

h.	Operating Leases

Most of our facilities are under operating leases. The minimum lease payments, including predetermined fixed escalations of the minimum rent, are recognized as rent expense on a straight-line basis over the lease term as defined in the FASB’s accounting guidance pertaining to leases. The lease term includes contractual renewal options that are reasonably assured based on significant leasehold improvements acquired. Any leasehold improvement incentives paid to us by a landlord are recorded as a reduction of rent expense over the lease term. No individual lease is material to our operations.

i.	Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed.

In accordance with the FASB’s accounting guidance pertaining to goodwill and other intangibles, we have determined that we have three reporting units, Animal Hospital, Laboratory and Medical Technology, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired.

We adopted the end of October as our annual impairment testing date, which allows us time to complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements. There was no impairment charge resulting from the October 31, 2009 impairment test.

The following table presents the changes in the carrying amount of our goodwill for 2009 and 2008 (in thousands):

	Animal Hospital	Laboratory	Medical Technology	Total

Balance as of January 1, 2008	$707,463	$95,344	$19,160	$821,967
Goodwill acquired	104,088	323	—	104,411
Goodwill related to noncontrolling interests	2,673	—	—	2,673
Other(1)	(7,021)	27	—	(6,994)

Balance as of December 31, 2008	807,203	95,694	19,160	922,057
Goodwill acquired	50,741	430	8,361	59,532
Goodwill related to noncontrolling interests	3,449	—	—	3,449
Other(1)	475	161	—	636

Balance as of December 31, 2009	$861,868	$96,285	$27,521	$985,674

(1)	Other includes purchase price adjustments, earn-out payments and the contribution of assets in return for a noncontrolling interest in a partially-owned subsidiary. During 2008, we recorded adjustments to goodwill for a $2.3 million refund received related to Healthy Pet’s working capital calculation and $2.5 million for the release of a deferred tax valuation reserve related to the Pet’s Choice acquisition.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

j.	Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2009 and 2008, as follows (in thousands):

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-contractual customer relationships	$38,359	$(8,077)	$30,282	$26,412	$(3,689)	$22,723
Covenants not-to-compete	14,748	(7,785)	6,963	16,195	(8,001)	8,194
Favorable lease asset	3,758	(502)	3,256	4,689	(629)	4,060
Technology	2,209	(1,332)	877	1,270	(1,076)	194
Trademarks	3,362	(494)	2,868	699	(251)	448
Client lists	60	(26)	34	84	(58)	26

Total	$62,496	$(18,216)	$44,280	$49,349	$(13,704)	$35,645

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual customer relationships	4 to 25 years
Covenants not-to-compete	3 to 10 years
Favorable lease asset	1 to 14 years
Technology	5 years
Trademarks	10 years
Client lists	3 years

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Aggregate amortization expense	$7,790	$6,052	$4,318

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2009 is as follows (in thousands):

2010	$8,814
2011	7,969
2012	6,981
2013	4,864
2014	2,617
Thereafter	13,035

Total	$44,280

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

k.	Income Taxes

We account for income taxes under the FASB’s accounting guidance on income taxes. In accordance with the guidance, we record deferred tax liabilities and deferred tax assets, which represent taxes to be recovered or settled in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which include operating and capital loss carryforwards. As such, we have a valuation allowance to reduce our deferred tax assets for the portion we believe will not be realized. Changes in tax rates or other statutory provisions are recognized in the period the change occurs. We also assess differences between our probable tax bases and the as-filed tax bases of certain assets and liabilities.

Effective January 1, 2007, we adopted the provisions of the FASB’s new interpretive accounting guidance on uncertainty in income taxes. We did not have any unrecognized tax benefits on either the effective date of the accounting guidance or December 31, 2009. The new guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

l.	Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2009 and December 31, 2008. The notes bear interest at rates varying from 3.9% to 8.0% per annum.

m.	Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.9 million and $1.4 million at December 31, 2009 and 2008, respectively.

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

In accordance with the FASB’s accounting guidance pertaining to derivatives and hedging, all investments in derivatives are recorded at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount, requires little or no initial investment and can be net settled. Our derivatives are reported as current assets and liabilities or other non-current assets or liabilities as appropriate.

We use interest rate swap agreements to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. If we determine that contracts are effective at meeting our risk reduction and correlation criteria, we account for them using hedge accounting. Under hedge accounting, we recognize the effective portion of changes in the fair value of the contracts in other comprehensive income and the ineffective portion in earnings. If we determine that contracts do not, or no longer meet our risk reduction and correlation criteria, we account for them under a fair-value method recognizing changes in the fair value in earnings in the period of change. If we determine that a contract no longer meets our risk reduction and correlation criteria or if the derivative expires, we recognize in earnings any accumulated balance in other comprehensive income (loss) related to this contract in the period of determination. For interest rate swap agreements accounted for under hedge accounting, we assess the effectiveness based on changes in their intrinsic value with changes in the time value portion of the contract reflected in earnings. All cash payments made or received under the contracts are recognized in interest expense.

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

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $19.9 million, $17.5 million and $14.0 million for 2009, 2008 and 2007, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $2.0 million, $2.1 million and $2.3 million for 2009, 2008 and 2007, respectively.

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

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2009 and 2008 were $108,000 and $114,000 respectively.

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

	For Years Ended December 31,
	2009	2008	2007

Net income attributable to VCA Antech, Inc	$131,428	$132,984	$121,012

Weighted average common shares outstanding:
Basic	85,077	84,455	83,893
Effect of dilutive potential common stock:
Stock options	785	1,131	1,755
Non-vested shares	235	114	68

Diluted	86,097	85,700	85,716

Basic earnings per common share	$1.54	$1.57	$1.44

Diluted earnings per common share	$1.53	$1.55	$1.41

For the years ended December 31, 2009, 2008 and 2007, potential common shares of 48,008, 51,462 and 4,400, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

t.	Share-Based Compensation

Effective January 1, 2006, we adopted the FASB’s revised accounting guidance pertaining to stock compensation, which requires us to measure the cost of share-based payments granted to our employees and directors, including stock options, based on the grant-date fair value and to recognize the cost over the requisite service period, which is typically the vesting period. We adopted the revised guidance using the modified prospective transition method, which requires us to recognize compensation expense for share-based payments granted or modified on or after January 1, 2006. Additionally, we are required to recognize compensation expense for the fair value of unvested share-based awards at January 1, 2006 over the remaining requisite service period. Operating results from prior periods have not been restated.

Prior to January 1, 2006, we reported all income tax benefits resulting from the exercise of stock options as a component of cash provided by operating activities on our consolidated statements of cash flows. The revised stock compensation guidance requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be classified as cash provided by financing activities.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

Our company’s share-based employee compensation plans are described further in Note 8, Share-Based Compensation.

u.	Acquisitions

Effective January 1, 2009, we adopted the provisions of the FASB’s revised accounting guidance on business combinations, which retained the underlying concepts in that all business combinations continued to be accounted for at fair value under the acquisition method of accounting, however changed the application of the acquisition method in a number of significant respects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The revised business combination guidance was effective on a prospective basis for all of our business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The revised business combination guidance amends the FASB’s accounting guidance pertaining to income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the revised business combination guidance would also apply the provisions of the FASB’s business combination guidance.

v.	Recent Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance pertaining to multiple-deliverable revenue arrangements. This new guidance amends existing generally accepted accounting principles for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. Additionally, it eliminates the residual method of allocation, requires consideration be allocated using the relative selling price method and expands required disclosures related to a vendors’ multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this guidance will have a material impact on our Medical Technology business segment. We expect that the implementation of the requirements of this standard will result in the more timely recognition of revenue. We expect to early adopt the new requirements of this standard.

In October 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. This new guidance provides additional guidance on determining which software, if any, relating to a tangible product should be excluded from the scope of software revenue guidance. Additionally, it provides guidance on how to allocate consideration to deliverables in arrangements that include both tangible products and software. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We expect that upon adoption of this new guidance we will no longer be governed by the previous accounting standard related to software accounting. Instead, as mentioned above, we will now be governed by the multiple-deliverable revenue arrangement guidance. We expect to early adopt the new requirements of this guidance along with the guidance for multiple-deliverable revenue arrangements mentioned above.

In June 2009, the FASB issued new accounting guidance related to consolidations. The amendments in this accounting guidance replaces the quantitative-based risks and rewards calculation for determining which company, if any, has a controlling financial interest in a variable interest entity with a primarily qualitative approach that requires a company to perform an analysis to determine whether the company’s variable interest gives it a controlling financial interest. The analysis must identify whether a company has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

and the obligation to absorb losses from or the right to receive the benefits of the entity that could potentially be significant to the variable interest entity. In determining whether a company has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance a company is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed. The new guidance also requires companies to more frequently assess whether they must consolidate a variable interest entity. The amendments in this guidance also require additional disclosures about an enterprise’s involvement in variable interest entities. The new guidance is effective for our company on January 1, 2010. We have evaluated the effect of adopting this new guidance and have determined that it will not significantly impact our consolidated financial position or the results of operations.

w.	Reclassifications

Certain reclassifications have been made herein to prior year balances to conform to the 2009 financial statement presentation. These include the adoption of the FASB’s new accounting guidance on noncontrolling interests in consolidated financial statements.

x.	Subsequent Events

We evaluated the effects of all subsequent events through February 26, 2010, the date this report is filed with the SEC.

3.	Related Party Transactions

a.	Transactions with Zoasis

We incurred marketing expense for vaccine reminders and other direct mail services provided by Zoasis, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. We purchased services of $2.7 million, $2.1 million and $1.8 million for 2009, 2008 and 2007, respectively. Arthur J. Antin, our Chief Operating Officer, owns an 8% interest in Zoasis. Beginning in late 2006, in connection with a sublease for office space located in the Zoasis corporate office, we paid rent to Zoasis of $45,000 and $54,000 in 2008 and 2007, respectively. The lease expired in August 2007 and continued on a month-to-month basis through October 2008, at which time the lease was terminated. The rental payments were included in the total expenditures mentioned above.

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

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2009, 2008 and 2007. The amount paid by our company to Akin for these legal services was $1.3 million, $600,000 and $1.2 million in 2009, 2008 and 2007, respectively.

c.	Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Related Party Transactions, continued

entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $38.3 million and $22.7 million in 2009 and 2008, respectively. We did not purchase any products from VetSource in 2007.

4.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2009	2008

Accrued workers’ compensation insurance	$2,217	$4,436
Deferred revenue	12,497	7,303
Interest rate swap liability	380	8,899
Other	28,204	25,786

	$43,298	$46,424

5.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2009 and 2008 (in thousands):

		2009	2008

Senior term notes	Notes payable, maturing in 2011, secured by assets, variable interest rate (weighted-average interest rate of 1.9% and 4.4% in 2009 and 2008, respectively)	$516,889	$522,282

Revolving credit	Revolving line of credit, maturing in 2010, secured by assets, variable interest rate	—	—

Secured seller notes	Notes payable, various maturities through 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 9.0% to 10.0%	1,023	1,163

Unsecured debt	Note payable, maturing in 2010, interest rate of 7.25%	375	731

	Total debt obligations	518,287	524,176

	Capital lease obligations	26,768	28,455

		545,055	552,631

	Less — current portion	(17,195)	(7,771)

		$527,860	$544,860

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations, continued

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2009 are presented below (in thousands):

	Debt	Capital Lease
	Obligations	Obligations	Total

2010	$14,943	$2,252	$17,195
2011	503,228	2,224	505,452
2012	80	2,393	2,473
2013	36	2,506	2,542
2014	—	2,496	2,496
Thereafter	—	14,897	14,897

Total	$518,287	$26,768	$545,055

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

The revolving credit facility allows us to borrow up to an aggregate principal amount of $75.0 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $5.0 million or the aggregate unused amount of the revolving credit facility then in effect. On October 1, 2008 we borrowed $35.0 million under our revolving credit facility for general corporate purposes. These borrowings were repaid in total on November 13, 2008. At December 31, 2009, we had no borrowings outstanding under our revolving credit facility.

Since entering into our senior credit facility in May 2005, we have prepaid a portion of our senior term notes in 2005 and 2006 in the amount of $35.0 million and $60.0 million, respectively. We did not prepay any portion of our senior term notes in 2007, 2008, or 2009. In 2010, however, we are required to make a mandatory payment related to our 2009 excess cash flow requirements mentioned below.

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

	For Years Ending December 31,
	2010	2011	2012	2013	2014

Senior term notes	$14,184	$502,705	$—	$—	$—

Pursuant to the terms of the senior credit facility, mandatory prepayments are required on the senior term notes equal to 75% of any excess cash flow at the end of each fiscal year. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization, plus or minus working capital adjustments, less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments. All outstanding indebtedness under the senior credit facility may be voluntarily prepaid in whole or in part without premium or penalty. As of December 31, 2009 we were required to make payments related to excess cash flow totaling approximately $8.8 million.

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

Debt Covenants.  The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2009, we had a fixed charge coverage ratio of 1.74 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 1.85 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00.

Interest Rate Swap Agreements

We have entered into an interest rate swap agreement whereby we pay the counterparty amounts based on a fixed interest rate and set notional principal amount in exchange for the receipt of payments from the

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations, continued

counterparty based on current LIBOR and the same set notional principal amount. The purpose of this hedge is to offset the variability of cash flows due to our outstanding variable-rate debt under our senior term notes. A summary of this agreement is as follows:

Fixed interest rate	2.64%
Notional amount	$100 million
Effective date	2/12/2008
Expiration date	2/26/2010
Counterparty	Wells Fargo
Qualifies for hedge accounting	Yes

The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	For Years Ended December 31,
	2009	2008	2007

Cash paid (received)(1)	$9,784	$5,472	$(1,547)
Recognized (gain) loss from ineffectiveness(2)	$(70)	$(97)	$425

(1)	Our interest rate swap agreements effectively convert a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of hedging against the risk of increasing interest rates. The above table depicts both cash payments to and receipts from the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized (gains) losses are included in other expense (income) in our consolidated income statements.

6.	Fair Value of Financial Instruments

On January 1, 2008, we adopted the applicable provisions of the new accounting guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. On January 1, 2009, we adopted the new guidance for our non-financial assets and non-financial liabilities measured on a non-recurring basis. As of December 31, 2009, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.

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

6.	Fair Value of Financial Instruments, continued

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Fair Value of Financial Instruments

The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Long-Term Debt.  We believe the carrying values of our variable-rate debt at December 31, 2009 and December 31, 2008 are not reasonable estimates of fair value due to changes in the credit markets during 2008 and 2009. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporate our credit risk.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$516,889	$513,053	$522,282	$499,025

Interest Rate Swap Agreements.  We use the market approach to measure fair value for our interest rate swap agreements. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities.

The following table reflects the fair value of our interest rate swap agreements, which is measured on a recurring basis as defined by the FASB accounting guidance (in thousands):

		Basis of Fair Value Measurement
		Quoted Prices	Significant Other	Significant
		In Active Markets	Observable	Unobservable
		for Identical Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009
Other accrued liabilities	$380	$—	$380	$—

At December 31, 2008
Other accrued liabilities	$8,899	$—	$8,899	$—

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Dividends

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

Stock Incentive Plans

At December 31, 2009, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. We maintain three plans: the 1996 Stock Incentive Plan; the 2001 Stock Incentive Plan; and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2009, the sum of the shares previously issued pursuant to awards under the 2006 Plan and the shares of common stock remaining available for future issuance under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 6,650,435 shares. The number of shares of common stock remaining available for future issuance under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from two to four years, and outstanding options typically expire between five and ten years from the date of grant.

Stock Option Activity

A summary of our stock option activity for 2009 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at January 1, 2009	5,236	$16.89
Exercised	(883)	17.33
Forfeited/Canceled	(53)	23.68

Outstanding at December 31, 2009	4,300	$16.72	2.7	$35,273

Exercisable at December 31, 2009	3,176	$16.60	2.3	$26,412

Expected to vest at December 31, 2009	1,074	$17.04	3.8	$8,462

The weighted-average grant-date fair value of our stock options granted during 2008 was $5.85. There were no stock options granted during 2009 and 2007. The aggregate intrinsic value of our stock options exercised during 2009, 2008 and 2007 was $7.3 million, $5.8 million and $23.0 million, respectively. The actual tax benefit realized on options exercised during 2009, 2008 and 2007 was $2.8 million, $2.2 million and $8.9 million, respectively. The total fair value of options vested during 2009, 2008 and 2007 was $72,000, $3.1 million and $1.8 million, respectively.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-Based Compensation, continued

The following table summarizes information about the options outstanding at December 31, 2009 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
		Weighted-Avg.
		Remaining
	Number	Contractual	Weighted-Avg.	Number	Weighted-Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$0.50	60	0.7	$0.50	60	$0.50
$6.26 - $7.97	1,013	2.9	$7.01	1,013	$7.01
$15.33 - $30.70	3,227	2.6	$20.07	2,103	$21.69

	4,300			3,176

At December 31, 2009, there was $4.1 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over two years.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. There were no options granted during 2009. The following assumptions were used to determine the fair value of those options granted during 2008:

Expected volatility(1)	36.9%
Weighted-average volatility(1)	37.0%
Expected dividends	0.0%
Expected term(2)	4.4 years
Risk-free rate(3)	2.8%

(1)	We estimated the volatility of our common stock on the date of grant based on using both historical and implied volatilities.

(2)	We estimated the expected term based on the output from a Monte Carlo simulation model.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost that has been charged against income for stock options was $1.9 million, $1.7 million and $1.9 million for 2009, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $0.8 million, $0.6 million and $0.7 million for 2009, 2008 and 2007, respectively.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-Based Compensation, continued

the date of grant. Total compensation expense related to non-vested stock awards was $6.0 million, $5.5 million and $2.7 million in 2009, 2008 and 2007, respectively. The corresponding income tax benefit recognized in the income statement was $2.3 million, $2.1 million and $1.1 million for 2009, 2008 and 2007, respectively. As of December 31, 2009 there was $8.5 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 1.8 years. A summary of our non-vested stock activity for 2009 is as follows:

		Weighted-
		Average Fair
		Value
	Shares	Per Share

Outstanding at January 1, 2009	724,235	$31.52
Granted	12,096	$24.80
Vested	(90,660)	$32.89
Forfeited/Canceled	(11,650)	$33.93

Outstanding at December 31, 2009	634,021	$31.15

During 2009, we granted 12,096 shares of non-vested common stock. These awards were granted to our non-employee directors and will vest in equal annual installments over three years from the grant date.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies, continued

The future minimum lease payments on operating leases at December 31, 2009, including renewal option periods, are as follows (in thousands):

2010	$46,683
2011	46,577
2012	46,755
2013	46,389
2014	45,921
Thereafter	597,656

Total	$829,981

Rent expense totaled $46.7 million, $42.7 million and $36.9 million in 2009, 2008 and 2007, respectively. Rental income totaled $564,000, $490,000 and $543,000 in 2009, 2008, and 2007, respectively.

b.	Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $26.6 million of products and services through 2011.

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

We paid $310,000, $538,000 and $50,000 in 2009, 2008 and 2007, respectively, for earn-out payments. We recorded goodwill in the same amount as the earn-out payments, which we expect will be fully deductible for tax purposes.

We adopted new guidance regarding business combinations for acquisitions with acquisition dates of January 1, 2009 or later. Under the new guidance contingent consideration, such as earn-out liabilities, is now recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability.

d.	Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2009 and 2008 were $1.8 million and $4.9 million, respectively, and are included in other accrued liabilities.

We paid $5.0 million, $3.0 million and $1.9 million in 2009, 2008 and 2007, respectively, to sellers for the unused portion of holdbacks.

e.	Other Contingencies

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the fourth quarter of 2009, we received correspondence from the state of New York which included a proposed assessment of taxes payable related to our reported taxable income for the tax years from 2004

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies, continued

through 2006. We have evaluated the proposal and have determined that it is more likely than not that our position will be upheld.

10.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For The Years Ended December 31,
	2009	2008	2007

Federal:
Current	$49,416	$52,696	$56,917
Deferred	20,910	19,736	9,299

	70,326	72,432	66,216

State:
Current	10,564	10,942	10,779
Deferred	3,690	2,845	1,641

	14,254	13,787	12,420

	$84,580	$86,219	$78,636

The net deferred income tax assets (liabilities) at December 31, 2009 and 2008 is comprised of the following (in thousands):

	December 31,
	2009	2008

Current deferred income tax assets:
Accounts receivable	$5,145	$4,186
State taxes	3,707	3,539
Other liabilities and reserves	6,831	6,166
Other assets	833	807
Inventory	1,802	1,240

Total current deferred income tax assets	$18,318	$15,938

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$13,997	$19,067
Write-down of assets	1,216	1,216
Start-up costs	333	333
Other assets	21,549	21,648
Intangible assets	(99,799)	(82,489)
Property and equipment	(16,004)	(9,285)
Unrealized loss on investments	1,950	1,950
Share-based compensation	6,169	4,837
Valuation allowance	(4,608)	(4,608)

Total non-current deferred income tax liabilities, net	$(75,197)	$(47,331)

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes, continued

At December 31, 2009, we had Federal net operating loss (“NOL”) carryforwards of approximately $33.7 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2028. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment-related expenditures where the realization of the benefits is not more likely than not to occur.

Our effective tax rate was 39.2%, 39.3% and 39.4% in 2009, 2008 and 2007, respectively.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2009	2008	2007

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.1	4.1	3.9
Miscellaneous	0.1	0.2	0.5

	39.2%	39.3%	39.4%

11.	Noncontrolling Interests

Effective January 1, 2009, we adopted the new accounting guidance for noncontrolling interests on a retrospective basis. The new guidance changes the accounting and reporting for minority interests which have been recharacterized as noncontrolling interests and are now classified as a component of equity in our consolidated balance sheets. The adoption also resulted in new presentation and disclosure requirements for noncontrolling interests within our consolidated income statements, statements of equity and statements of cash flows.

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. Noncontrolling interest in income of subsidiaries was $4.2 million, $4.1 million and $3.8 million in 2009, 2008 and 2007, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as noncontrolling interests in our consolidated balance sheets. At December 31, 2009 and 2008, noncontrolling interest was $16.3 million and $12.8 million, respectively.

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. These obligations are considered liabilities because of the certainty of the event. As a result we valued these liabilities at fair value as of the date of partnership formation. At December 31, 2009 and 2008, these liabilities were $1.4 million and $1.4 million, respectively and are included in other liabilities in our consolidated balance sheets.

12.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.8 million, $1.2 million and $1.1 million in 2009, 2008 and 2007, respectively.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Lines of Business

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in Note 2, Summary of Significant Accounting Policies. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total

2009
External revenue	$994,215	$276,697	$43,595	$—	$—	$1,314,507
Inter company revenue	—	31,781	6,541	—	(38,322)	—

Total revenue	994,215	308,478	50,136	—	(38,322)	1,314,507
Direct costs	810,517	165,164	32,354	—	(36,528)	971,507

Gross profit	183,698	143,314	17,782	—	(1,794)	343,000
Selling, general and administrative expense	21,174	22,895	14,653	38,715	—	97,437
Net loss on sale and disposal of assets	652	11	11	3,361	—	4,035

Operating income (loss)	$161,872	$120,408	$3,118	$(42,076)	$(1,794)	$241,528

Depreciation and amortization	$26,769	$9,273	$2,052	$2,307	$(830)	$39,571
Capital expenditures	$40,137	$7,518	$919	$3,994	$(1,767)	$50,801
Total assets at December 31, 2009	$1,158,891	$206,339	$71,723	$201,024	$(10,573)	$1,627,404

2008
External revenue	$959,395	$273,830	$44,245	$—	$—	$1,277,470
Intercompany revenue	—	31,122	6,932	—	(38,054)	—

Total revenue	959,395	304,952	51,177	—	(38,054)	1,277,470
Direct costs	775,210	162,169	33,149	—	(35,695)	934,833

Gross profit	184,185	142,783	18,028	—	(2,359)	342,637
Selling, general and administrative expense	22,142	20,816	12,337	35,432	—	90,727
Net (gain) loss on sale and disposal of assets	—	(3)	29	208	—	234

Operating income (loss)	$162,043	$121,970	$5,662	$(35,640)	$(2,359)	$251,676

Depreciation and amortization	$21,837	$7,329	$1,479	$1,857	$(591)	$31,911
Capital expenditures	$40,489	$12,995	$620	$2,620	$(1,679)	$55,045
Total assets at December 31, 2008	$1,069,963	$194,164	$42,839	$150,891	$(8,819)	$1,449,038

2007
External revenue	$844,344	$268,132	$43,669	$—	$—	$1,156,145
Inter company revenue	—	27,563	3,154	—	(30,717)	—

Total revenue	844,344	295,695	46,823	—	(30,717)	1,156,145
Direct costs	681,291	152,623	30,944	—	(30,134)	834,724

Gross profit	163,053	143,072	15,879	—	(583)	321,421
Selling, general and administrative expense	21,562	19,648	11,528	34,139	—	86,877
Net loss on sale and disposal of assets	1,147	80	95	1	—	1,323

Operating income (loss)	$140,344	$123,344	$4,256	$(34,140)	$(583)	$233,221

Depreciation and amortization	$17,671	$6,416	$1,590	$1,758	$(386)	$27,049
Capital expenditures	$32,210	$11,222	$726	$5,524	$(968)	$48,714
Total assets at December 31, 2007	$934,366	$178,846	$54,954	$125,173	$(6,628)	$1,286,711

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2008 and ending December 31, 2009 (in thousands):

	2009 Quarter Ended				2008 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$315,219	$338,562	$344,876	$315,850	$303,169	$332,035	$334,434	$307,832
Gross profit	$71,807	$91,140	$97,612	$82,441	$73,872	$88,768	$96,966	$83,031
Operating income	$47,591	$65,473	$68,964	$59,500	$50,934	$66,675	$74,030	$60,037
Net income	$26,251	$37,486	$38,968	$32,881	$26,672	$36,878	$41,401	$32,159
Net income attributable to VCA Antech, Inc	$25,352	$36,361	$37,745	$31,970	$25,691	$35,774	$40,317	$31,202
Basic earnings per common share	$0.30	$0.43	$0.45	$0.38	$0.30	$0.42	$0.48	$0.37
Diluted earnings per common share	$0.29	$0.42	$0.44	$0.37	$0.30	$0.42	$0.47	$0.36

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

The abandonment and subsequent recovery of costs incurred on an internally-developed software project impacted the second quarter and fourth quarter operating income by a charge of $5.3 million and a credit of $1.9 million, respectively.

The project mentioned above impacted the second quarter and fourth quarter net income by a charge of $3.2 million, or $0.04 per diluted share, and a credit of $1.2 million, or $0.01 per diluted share, respectively.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED BALANCE SHEETS
(In thousands)

	December 31,
	2009	2008

Assets:
Notes receivable, net	$—	$—
Investment in subsidiaries	825,397	687,780

Total assets	$825,397	$687,780

Liabilities:
Intercompany receivable	$(49,650)	$(23,209)
Stockholders’ equity:
Common stock	86	85
Additional paid-in capital	335,114	308,674
Accumulated earnings	540,010	408,582
Accumulated other comprehensive loss	(163)	(6,352)

Total stockholders’ equity	875,047	710,989

Total liabilities and stockholders’ equity	$825,397	$687,780

The accompanying notes are an integral part of these condensed financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME
(In thousands)

	For The Years Ended December 31,
	2009	2008	2007

Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—

Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	131,428	132,984	121,012

Income before provision for income taxes	131,428	132,984	121,012
Provision for income taxes	—	—	—

Net income	131,428	132,984	121,012
Net income attributable to noncontrolling interests	—	—	—

Net income attributable to VCA Antech, Inc	$131,428	$132,984	$121,012

The accompanying notes are an integral part of these condensed financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$131,428	$132,984	$121,012
Adjustments to reconcile net income to net cash provided by operating activities:
Equity interest in earnings of subsidiaries	(131,428)	(132,984)	(121,012)
Increase in intercompany receivable	(15,297)	(3,606)	(7,989)

Net cash used in operating activities	(15,297)	(3,606)	(7,989)

Cash flows provided by investing activities:
Other	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	15,297	3,606	7,989

Net cash provided by financing activities	15,297	3,606	7,989

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

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

See Note 5, Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.

Note 2.	Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2009, 2008 and 2007, VCA did not receive any cash dividends from its consolidated subsidiaries.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to			Balance
	Beginning of	Costs and			at End
	Period	Expenses	Write-offs	Other(1)	of Period

Year ended December 31, 2009
Allowance for uncollectible accounts(2)	$11,025	$7,048	$(5,505)	$447	$13,015
Year ended December 31, 2008
Allowance for uncollectible accounts(2)	$11,017	$5,187	$(5,889)	$710	$11,025
Year ended December 31, 2007
Allowance for uncollectible accounts(2)	$11,253	$5,053	$(6,033)	$744	$11,017

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2010 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2010 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2010 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2010 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2010 annual meeting of stockholders and is incorporated herein by this reference.

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

(3) EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3		Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4		Second Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed May 1, 2006.
4.1		Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1		Credit & Guaranty Agreement, dated as of May 16, 2005, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed May 18, 2005.
10.2		First Amendment to the Credit and Guaranty Agreement, dated as of February 17, 2006, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 22, 2006.
10.3		Second Amendment to the Credit and Guaranty Agreement, dated as of June 1, 2007, by and among Registrant, Vicar Operating, Inc., certain subsidiaries of Registrant as Guarantors, Goldman Sachs Credit Partners L.P., and Wells Fargo Bank, National Association as Administrative and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 1, 2007.
10.4		Stockholders Agreement, dated as of September 20, 2000, by and among Registrant, Green Equity Investors III, L.P., Co-Investment Funds and Stockholders. Incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
10.5		Amendment No. 1 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P. and Robert L. Antin. Incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.6		Amendment No. 2 to Stockholders Agreement, dated as of November 27, 2001, by and among Registrant, Green Equity Investors III, L.P., GS Mezzanine Partners II, L.P., Robert L. Antin, Arthur J. Antin and Tomas W. Fuller. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s registration statement on Form S-3 filed January 17, 2003.
10	.7*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.8*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.9*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.10*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

Number		Exhibit Description

10	.11*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.12*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.13*	Letter Agreement, dated as of April 15, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.
10	.14*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.15 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.15*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.16*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.17*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.18*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Robert L. Antin.
10	.19*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Arthur J. Antin.
10	.20*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Tomas W. Fuller.
10	.21*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.
10	.22*	Summary of Executive Officer Compensation.
10	.23*	Summary of Board of Directors Compensation.
10.24		Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.25		2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.26		VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.27		Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporate by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.28		Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.29		Restricted Stock Unit Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan.
10.30		Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

Number	Exhibit Description

10.31	Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.
10.32	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1	Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

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

Signature		Title	Date

/s/ Robert L. Antin Robert L. Antin		Chairman of the Board, President and Chief Executive Officer	February 26, 2010

/s/ Tomas W. Fuller Tomas W. Fuller		Chief Financial Officer, Principal Financial Officer, Vice President and Secretary	February 26, 2010

/s/ Dawn R. Olsen Dawn R. Olsen		Principal Accounting Officer, Vice President and Controller	February 26, 2010

/s/ John M. Baumer John M. Baumer		Director	February 26, 2010

/s/ John Heil John Heil		Director	February 26, 2010

/s/ Frank Reddick Frank Reddick		Director	February 26, 2010

/s/ John B. Chickering, Jr. John B. Chickering, Jr.		Director	February 26, 2010

* By:	Attorney-in-Fact	Director