Form 10-Q
period 2010-03-31
VCA ANTECH INC
filed 2010-05-07
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐       No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 85,960,877 shares as of May 4, 2010.

VCA Antech, Inc.
Form 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$178,197	$145,181
Trade accounts receivable, less allowance for uncollectible accounts of $13,036 and $13,015 at March 31, 2010 and December 31, 2009, respectively	54,276	49,186
Inventory	32,489	32,031
Prepaid expenses and other	24,516	27,242
Deferred income taxes	18,797	18,318
Prepaid income taxes	—	6,252

Total current assets	308,275	278,210
Property and equipment, less accumulated depreciation and amortization of $175,768 and $167,506 at March 31, 2010 and December 31, 2009, respectively	298,840	289,415
Goodwill	995,123	985,674
Other intangible assets, net	43,345	44,280
Notes receivable, net	5,662	5,153
Deferred financing costs, net	449	581
Other	25,991	24,091

Total assets	$1,677,685	$1,627,404

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,721	$17,195
Accounts payable	30,333	28,326
Accrued payroll and related liabilities	43,493	33,539
Income taxes payable	6,514	—
Other accrued liabilities	40,541	43,298

Total current liabilities	129,602	122,358
Long-term debt, less current portion	525,558	527,860
Deferred income taxes	85,640	75,197
Other liabilities	10,422	10,651

Total liabilities	751,222	736,066

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 85,918 and 85,584 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	86	86
Additional paid-in capital	337,569	335,114
Accumulated earnings	571,945	540,010
Accumulated other comprehensive income (loss)	347	(163)

Total VCA Antech, Inc. stockholders’ equity	909,947	875,047
Noncontrolling interest	16,516	16,291

Total equity	926,463	891,338

Total liabilities and equity	$1,677,685	$1,627,404

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$330,734	$315,850
Direct costs	247,939	233,681

Gross profit	82,795	82,169
Selling, general and administrative expense	26,140	22,917
Loss (gain) on sale and disposal of assets	25	(248)

Operating income	56,630	59,500
Interest expense, net	3,167	6,118
Other expense (income)	25	(110)

Income before provision for income taxes	53,438	53,492
Provision for income taxes	20,506	20,611

Net income	32,932	32,881
Net income attributable to noncontrolling interests	997	911

Net income attributable to VCA Antech, Inc.	$31,935	$31,970

Basic earnings per share	$0.37	$0.38

Diluted earnings per share	$0.37	$0.37

Weighted-average shares outstanding for basic earnings per share	85,824	84,680

Weighted-average shares outstanding for diluted earnings per share	86,870	85,386

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$12,846	$723,835
Net income	—	—	—	31,970	—	911	32,881
Foreign currency translation adjustment	—	—	—	—	(178)	—	(178)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(58)	—	(58)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(374)	—	(374)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	1,976	—	1,976
Formation of noncontrolling interest	—	—	—	—	—	3,440	3,440
Distribution to noncontrolling interest	—	—	—	—	—	(888)	(888)
Share-based compensation	—	—	1,976	—	—	—	1,976
Issuance of common stock under stock option plans	71	—	557	—	—	—	557
Stock repurchases	—	—	(180)	—	—	—	(180)
Tax shortfall from stock options and awards	—	—	(245)	—	—	—	(245)

Balances, March 31, 2009	84,704	85	310,782	440,552	(4,986)	16,309	762,742

Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$16,291	$891,338
Net income	—	—	—	31,935	—	997	32,932
Foreign currency translation adjustment	—	—	—	—	167	—	167
Unrealized gain on foreign currency, net of tax	—	—	—	—	111	—	111
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Formation of noncontrolling interest	—	—	—	—	—	450	450
Distribution to noncontrolling interest	—	—	—	—	—	(989)	(989)
Purchase of noncontrolling interest	—	—	—	—	—	(233)	(233)
Share-based compensation	—	—	2,088	—	—	—	2,088
Issuance of common stock under stock option plans	334	—	2,858	—	—	—	2,858
Stock repurchases	—	—	(2,253)	—	—	—	(2,253)
Tax shortfall from stock options and awards	—	—	(238)	—	—	—	(238)

Balances, March 31, 2010	85,918	$86	$337,569	$571,945	$347	$16,516	$926,463

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$32,932	$32,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,707	9,152
Amortization of debt issue costs	132	120
Provision for uncollectible accounts	1,492	1,559
Loss (gain) on sale and disposal of assets	25	(248)
Share-based compensation	2,088	1,976
Deferred income taxes	7,232	5,304
Excess tax benefit from exercise of stock options	(264)	—
Other	(114)	(148)
Changes in operating assets and liabilities:
Accounts receivable	(6,511)	(5,455)
Inventory, prepaid expenses and other assets	644	(2,790)
Accounts payable and other accrued liabilities	(288)	(2,362)
Accrued payroll and related liabilities	9,954	(3,204)
Income taxes	12,527	14,413

Net cash provided by operating activities	70,556	51,198

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,247)	(14,467)
Real estate acquired in connection with business acquisitions	(1,300)	(963)
Property and equipment additions	(16,049)	(12,886)
Proceeds from sale of assets	6	74
Other	(61)	(373)

Net cash used in investing activities	(26,651)	(28,615)

Cash flows from financing activities:
Repayment of debt	(10,822)	(1,946)
Distributions to noncontrolling interest partners	(989)	(888)
Proceeds from issuance of common stock under stock option plans	2,858	557
Excess tax benefit from exercise of stock options	264	—
Stock repurchases	(2,253)	(180)

Net cash used in financing activities	(10,942)	(2,457)

Effect of currency exchange rate changes on cash and cash equivalents	53	(1)

Increase in cash and cash equivalents	33,016	20,125
Cash and cash equivalents at beginning of period	145,181	88,959

Cash and cash equivalents at end of period	$178,197	$109,084

Supplemental disclosures of cash flow information:
Interest paid	$3,196	$6,430
Income taxes paid	$747	$894

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$8,868	$23,333
Cash paid for acquisitions	(8,528)	(13,095)
Noncash note conversion to equity interest in subsidiary	—	(5,700)
Contingent consideration	(7)	—

Liabilities assumed	$333	$4,538

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2010, we operated 492 animal hospitals throughout 40 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2010, we operated 47 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. For further information, refer to our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.
     Certain reclassifications have been made herein to 2009 amounts to conform to the current year presentation. During the quarter we reclassified certain business operations from our Medical Technology segment to our Laboratory segment; the reclassifications did not have a material impact on either of our segments.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Multiple-Deliverable Revenue Arrangements
     In October 2009, the FASB issued new accounting guidance related to multiple-deliverable revenue arrangements. The new guidance was designed to result in financial reporting that better reflects the underlying economics of multiple-deliverable transactions. We early adopted the new guidance on January 1, 2010, which resulted in the more timely recognition of revenue in our Medical Technology business segment. The early adoption resulted in the recognition of $1.1 million in incremental revenue during the quarter in comparison to the revenue that would have been recognized under previous accounting guidance.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Multiple-Deliverable Revenue Arrangements, continued
     Our Medical Technology business segment sells Digital Radiography (“DR”) imaging equipment to end users and to distributors in international markets which includes receptor plates, related computer equipment, software and additional related equipment, with one year of warranty support on the receptor plates and items related to the plates, and technical support on all software provided with the equipment. Distributors sell the DR products and warranties to the end customers and are responsible for all support provided directly to the end customer. The support that we provide to distributors is limited to the machines that are under a current support program and includes a level of warranty coordination, support and facilitation, including technical support related to the receptor plates, and receptor plate replacement during warranty repair ensuring limited down time to the end customer.
     Under the new accounting guidance, sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. For elements where VSOE is available, VSOE of fair value is based on the price for those products and services when sold separately by us or the price established by management with the relevant authority. TPE of selling price is the price of our, or any of our competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers.
     We do not currently have VSOE for our DR imaging equipment as units are not sold on a stand-alone basis without the related support packages. As this is also true for our competitors, TPE of selling price is also unavailable. We therefore use the ESP to allocate the arrangement consideration related to our DR imaging equipment. Our ESP was based upon the actual selling price of our DR equipment bundled with our Sound Assurance warranty. We calculated the stand-alone selling price of the DR equipment using a cost plus margin approach. The stand-alone cost in most cases was determined using manufacturer data. The margin however was based upon the amount received on the actual sale of the bundled product, which does not differ materially from the margin exclusive of the post-contract customer support (“PCS”). By utilizing this cost plus actual margin method we were able to incorporate both our internal pricing strategies in addition to external market conditions.
     In domestic markets we have VSOE for our PCS as the support package is sold on a stand-alone basis. Our PCS agreements normally include a warranty on the receptor plate and technical support on the software elements. In foreign markets however, we do not have VSOE on the receptor plate warranties. Accordingly we use a similar cost plus margin approach to determine the ESP.
     Also in international markets revenue is recognized on the DR equipment upon delivery to the distributor and distributor acceptance. After the DR equipment is delivered there may be a delay as to when the warranty and software PCS period starts as the terms of the arrangement state that the PCS period starts the earlier of the date the DR equipment is delivered to the end user or three months after the DR equipment was delivered to the distributor, as such revenue recognition for the equipment does not start until the PCS period starts. Revenue for the warranty and software PCS is recognized on a straight-line basis over the PCS period.
     The changes made under the new accounting guidance did not cause any changes in the units of accounting related to our arrangements.
     The new guidance resulted in a different allocation of revenue to the deliverables in the current fiscal year, which changed the pattern and timing of revenue recognition for these elements but did not change the total revenue to be recognized for the arrangement. Revenue and gross profit increased by $1.1 million and $280,000, respectively, for the period ending March 31, 2010. The primary driver of the impact was the acceleration of revenue related to the delivery of the equipment in international markets, which under the previous accounting guidance was deferred over the PCS period as we were unable to establish VSOE for the undelivered elements.
     We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified arrangements in any given period.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets
   Goodwill
     Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any noncontrolling interest in the acquiree and for a business combination achieved in stages, the acquisition-date fair value of any previously held equity interest over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2010 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2009	$861,868	$96,285	$27,521	$985,674
Goodwill acquired	7,069	7	—	7,076
Other (1)	(157)	388	2,142	2,373

Balance as of March 31, 2010	$868,780	$96,680	$29,663	$995,123

(1)	Other includes purchase-price adjustments which consist primarily of an adjustment to the valuation of deferred tax assets, buy-outs, earn-out payments and foreign currency translation adjustments.
   Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at March 31, 2010 and December 31, 2009 as follows (in thousands):

	As of March 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Noncontractual customer relationships	$39,483	$(9,425)	$30,058	$38,359	$(8,077)	$30,282
Covenants not-to-compete	14,163	(7,659)	6,504	14,748	(7,785)	6,963
Favorable lease asset	5,406	(2,277)	3,129	5,406	(2,150)	3,256
Trademarks	3,379	(598)	2,781	3,362	(494)	2,868
Technology	2,209	(1,366)	843	2,209	(1,332)	877
Client lists	48	(18)	30	60	(26)	34

Total	$64,688	$(21,343)	$43,345	$64,144	$(19,864)	$44,280

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Aggregate amortization expense	$2,154	$1,807

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for the remainder of 2010 and each of the succeeding years thereafter as of March 31, 2010 is as follows (in thousands):

Remainder of 2010	$6,735
2011	8,199
2012	7,204
2013	5,084
2014	2,841
Thereafter	13,282

Total	$43,345

5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Deferred revenue	$11,321	$12,497
Accrued health insurance	4,745	4,484
Deferred rent	3,022	2,989
Accrued workers’ compensation insurance	2,385	2,217
Customer deposits	2,157	3,783
Other	16,911	17,328

	$40,541	$43,298

6. Interest Rate Swap Agreements
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
     Credit exposure associated with nonperformance by the counterparties to derivative instruments is generally limited to the uncollateralized fair value of the asset related to instruments recognized in the consolidated balance sheets. We attempt to mitigate the risk of nonperformance by selecting counterparties with high credit ratings and monitoring their creditworthiness and by diversifying derivative amounts with multiple counterparties.

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
     As of the quarter ended March 31, 2010, all of our interest rate swap agreements have expired.
     The following table summarizes cash received or cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash paid (1)	$382	$3,245
Recognized gain from ineffectiveness (2)	$—	$(49)

(1)	Our interest rate swap agreements effectively converted a certain amount of our variable-rate debt under our senior credit facility to fixed-rate for purposes of hedging against the risk of increasing interests rates. The above table depicts cash payments to the counterparties on our swap agreements. These payments and receipts are offset by a corresponding decrease or increase in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense, net in our condensed, consolidated income statements.

(2)	The recognized gain is included in other income in our condensed, consolidated income statements.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
7. Fair Value Measurements, continued
     Fair Value of Financial Instruments
     The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying condensed, consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
     Long-Term Debt. We believe the carrying values of our variable-rate debt at March 31, 2010 and December 31, 2009 are not reasonable estimates of fair value due to changes in the credit markets during 2009 and 2010. We have estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporate our credit risk.
     The following table reflects the carrying value and fair value of our long-term debt (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Variable-rate long-term debt	$506,773	$504,919	$516,889	$513,053

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

     As of March 31, 2010, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation
Stock Option Activity
     A summary of our stock option activity for the three months ended March 31, 2010 is as follows (in thousands):

		Weighted-
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2010	4,300	$16.72
Exercised	(173)	16.47

Outstanding at March 31, 2010	4,127	$16.73

Exercisable at March 31, 2010	3,377	$16.66

Expected to vest at March 31, 2010	716	$17.04

     There were no stock options granted during the three months ended March 31, 2010. The aggregate intrinsic value of our stock options exercised during the three months ended March 31, 2010 was $1.6 million, and the actual tax benefit realized on options exercised during the period was $607,000.
     At March 31, 2010 there was $3.6 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.
     The compensation cost that has been charged against income for stock options for the three months ended March 31, 2010 and 2009 was $471,000 and $507,000, respectively. The corresponding income tax benefit recognized was $183,000 and $198,000 for the three months ended March 31, 2010 and 2009, respectively.
  Nonvested Stock Activity
     During the three months ended March 31, 2010 there were no grants of nonvested common stock.
     Total compensation cost charged against income related to nonvested stock awards was $1.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $629,000 and $574,000 for the three months ended March 31, 2010 and 2009, respectively.
     At March 31, 2010, there was $8.3 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.1 years. A summary of our nonvested stock activity for the three months ended March 31, 2010 is as follows:

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2009	691,764	$30.54
Granted	—	—
Vested	(250,154)	$31.71
Forfeited/Canceled	(8,630)	$30.35

Outstanding at March 31, 2010	432,980	$29.87

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

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to VCA Antech, Inc.	$31,935	$31,970

Weighted-average common shares outstanding:
Basic	85,824	84,680
Effect of dilutive potential common shares:
Stock options	870	568
Nonvested shares	176	138

Diluted	86,870	85,386

Basic earnings per share	$0.37	$0.38

Diluted earnings per share	$0.37	$0.37

     For the three months ended March 31, 2010 and 2009, potential common shares of 79,918 and 2,417,761, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
10. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive income during the three months ended March 31, 2010 and 2009. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$32,932	$32,881
Other comprehensive income:
Foreign currency translation adjustments	167	(178)
Unrealized gain (loss) on foreign currency	182	(95)
Tax (expense) benefit	(71)	37
Unrealized loss on hedging instruments	(2)	(614)
Tax benefit	1	240
Losses on hedging instruments reclassified to income	382	3,245
Tax benefit	(149)	(1,269)

Other comprehensive income	510	1,366

Total comprehensive income	33,442	34,247
Comprehensive income attributable to noncontrolling interests	(997)	(911)

Comprehensive income attributable to VCA Antech, Inc.	$32,445	$33,336

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
     The accounting policies of our segments are essentially the same as those described in the summary of significant accounting policies included in our 2009 Annual Report on Form 10-K. See Note 3, Multiple-Deliverable Revenue Arrangements, for an update on our revenue recognition policies as a result of implementing the FASB’s accounting guidance on multiple-deliverable revenue arrangements. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory(1)	Technology(1)	Corporate	Eliminations	Total(1)
Three Months Ended March 31, 2010
External revenue	$246,668	$69,400	$14,666	$—	$—	$330,734
Intercompany revenue	—	8,780	1,131	—	(9,911)	—

Total revenue	246,668	78,180	15,797	—	(9,911)	330,734
Direct costs	204,991	41,652	10,966	—	(9,670)	247,939

Gross profit	41,677	36,528	4,831	—	(241)	82,795
Selling, general and administrative expense	5,587	6,154	3,515	10,884	—	26,140
Net (gain) loss on sale and disposal of assets	(16)	1	40	—	—	25

Operating income (loss)	$36,106	$30,373	$1,276	$(10,884)	$(241)	$56,630

Depreciation and amortization	$7,352	$2,413	$601	$581	$(240)	$10,707
Capital expenditures	$13,128	$832	$82	$2,327	$(320)	$16,049

Three Months Ended March 31, 2009
External revenue	$238,358	$69,713	$7,779	$—	$—	$315,850
Intercompany revenue	—	8,149	1,006	—	(9,155)	—

Total revenue	238,358	77,862	8,785	—	(9,155)	315,850
Direct costs	195,194	41,831	5,557	—	(8,901)	233,681

Gross profit	43,164	36,031	3,228	—	(254)	82,169
Selling, general and administrative expense	5,384	5,567	2,812	9,154	—	22,917
Net (gain) loss on sale and disposal of assets	(259)	2	1	8	—	(248)

Operating income (loss)	$38,039	$30,462	$415	$(9,162)	$(254)	$59,500

Depreciation and amortization	$6,299	$2,195	$357	$488	$(187)	$9,152
Capital expenditures	$9,123	$2,129	$1,121	$885	$(372)	$12,886
At March 31, 2010
Total assets	$1,173,654	$210,394	$71,238	$233,855	$(11,456)	$1,677,685

At December 31, 2009
Total assets	$1,158,891	$207,043	$71,019	$201,024	$(10,573)	$1,627,404

(1)	Certain prior year amounts have been reclassified to reflect the transfer of certain business operations to the Laboratory segment from the Medical Technology segment. The reclassifications did not have a material impact on either of our segments.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
12. Commitments and Contingencies
     We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. We also have contingencies as follows:
    a. Earn-Out Payments
     We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at March 31, 2010, we will be obligated to pay an additional $1.7 million. We adopted new accounting guidance regarding business combinations for acquisitions with acquisition dates of January 1, 2009 or later. Under the new guidance contingent consideration, such as earn-out liabilities, is now recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability. The changes in fair value are recognized in earnings where applicable at each reporting period.
   b. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     In the fourth quarter of 2009, we received correspondence from the state of New York which included a proposed assessment of taxes payable related to our reported taxable income for the tax years from 2004 through 2006. We have evaluated the proposal and have determined that it is more likely than not that our position will be upheld.
13. Subsequent Events
     On April 8, 2010, pursuant to our warrant agreement we purchased 34% of the outstanding stock of Strategic Pharmaceutical Solutions, Inc. (“Vet Source”) for $1.0 million. We anticipate that this investment will be accounted for in accordance with the equity method of accounting which involves recording 34% of the net income or loss of Vet Source at each reporting period. In addition, we entered into a consulting agreement whereby VCA will receive a fee of $1.0 million for advisory services to be provided to Vet Source management over the remainder of the 2010 fiscal year.

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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 7, 2010, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 7, 2010 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2010, our animal hospital network consisted of 492 animal hospitals in 40 states.
•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2010, our Laboratory network consisted of 47 laboratories serving all 50 states and certain areas in Canada.
•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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

Executive Overview
     During the three months ended March 31, 2010 we experienced relative improvement in our revenue growth rate in comparison to previous quarters. We continued to recover from the effects of the economic recession; however, we were confronted by record adverse weather conditions throughout certain parts of the country which impacted both our Animal Hospital and Laboratory revenues. Although our Animal Hospital same-store revenue declined, we achieved an increase in consolidated revenue through selective animal hospital acquisitions. We also experienced substantial growth in our Medical Technology segment partially related to the expansion of our business as a result of the acquisition of Eklin. Overall economic conditions and adverse weather resulted in declines in our operating income. Our overall earnings were flat in comparison to the prior year.
   Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $50.0 million to $60.0 million of annualized Animal Hospital revenue by the end of 2010. In addition, we also evaluate the acquisition of animal hospital chains, laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2010:

Animal Hospitals:
Beginning of period	489
Acquisitions	4
Sold, closed or merged	(1)

End of period	492

Laboratories:
Beginning of period	47
Acquisitions	—
Acquisitions relocated into our existing laboratories	(1)
Created	1

End of period	47

     The following table summarizes the aggregate consideration for the four animal hospitals acquired during the three months ended March 31, 2010, and the allocation of the purchase price (in thousands):

Consideration:
Cash (1)	$8,528
Contingent consideration	7

Fair value of total consideration transferred	$8,535

Allocation of the Purchase Price:
Tangible assets	$584
Identifiable intangible assets	1,208
Goodwill (2)	7,076
Other liabilities assumed	(333)

Total	$8,535

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $7.1 million of the goodwill recorded for these acquisitions as of March 31, 2010 will be fully deductible for income tax purposes.

     In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $1.3 million for the three months ended March 31, 2010.
   Acquisition of Eklin Medical Systems, Inc.
     On July 1, 2009, we acquired Eklin, a leading seller of digital radiography and ultrasound systems in the veterinary market. We acquired Eklin for a purchase price of $12.5 million, net of cash acquired of $1.0 million. The following table summarizes the consideration and allocation of the purchase price (in thousands):

Consideration:
Cash	$12,504

Fair value of total consideration transferred	$12,504

Allocation of the Purchase Price:
Tangible assets	$6,830
Identifiable intangible assets	7,351
Goodwill (1)	10,875
Other liabilities assumed	(12,552)

Total	$12,504

(1)	We expect that $3.4 million of the goodwill recorded for this acquisition as of March 31, 2010 will be fully deductible for income tax purposes.
     Eklin has been combined with Sound Technologies, Inc. (“STI”) and is reported within our Medical Technology segment.
     The pro forma impacts on revenue and earnings have not been disclosed for the current or comparable prior periods as the amounts were immaterial to the financial statements as a whole.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2009 Annual Report on Form 10-K. During the quarter ended March 31, 2010, we implemented new accounting guidance related to multiple-deliverable revenue arrangements. Other than the changes to our revenue recognition policies there have been no other material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2010.

   Medical Technology Revenue
     We sell our digital radiography imaging equipment with multiple elements, including hardware, software, licenses and/or services. Under new accounting guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are now accounted for under the FASB’s guidance pertaining to multiple-deliverable revenue arrangements. These types of arrangements were previously accounted for under software accounting guidance. Accordingly we now account for our digital radiography imaging equipment under this revised guidance.
     Sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. For elements where VSOE is available, VSOE of fair value is based on the price for those products and services when sold separately by us or the price established by management with the relevant authority. TPE of selling price is the price of our, or any of our competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. Our ESP was based upon the actual selling price of our DR equipment bundled with our Sound Assurance warranty. We calculated the stand-alone selling price of the DR equipment using a cost plus margin approach. The stand-alone cost in most cases was determined using manufacturer data. The margin however was based upon the amount received on the actual sale of the bundled product, which does not differ materially from the margin exclusive of the post-contract customer support (“PCS”). By utilizing this cost plus actual margin method we were able to incorporate both our internal pricing strategies in addition to external market conditions.
     We do not currently have VSOE for our digital radiography imaging equipment as units are not sold on a stand-alone basis without support packages. As this is also true for our competitors, TPE of selling price is also unavailable. We therefore use the ESP to determine the selling price of our digital radiography imaging equipment using the methodology mentioned above. See Note 3, Multiple-Deliverable Revenue Arrangements, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.
     We recognize revenue when the services are provided or at the time of delivery or installation and customer acceptance. Generally, at the time of delivery and installation of equipment the only undelivered item is the PCS. This obligation is contractually defined in both terms of scope and period. For the PCS, we recognize the revenue for these services on a straight-line basis over the period of support and we expense the costs of these services as they are incurred.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Animal Hospital	74.6%	75.5%
Laboratory	23.6	24.6
Medical Technology	4.8	2.8
Intercompany	(3.0)	(2.9)

Total revenue	100.0	100.0
Direct costs	75.0	74.0

Gross profit	25.0	26.0
Selling, general and administrative expense	7.9	7.2

Operating income	17.1	18.8
Interest expense, net	0.9	1.9

Income before provision for income taxes	16.2	16.9
Provision for income taxes	6.2	6.5

Net income	10.0	10.4
Net income attributable to noncontrolling interests	0.3	0.3

Net income attributable to VCA Antech, Inc.	9.7%	10.1%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
		% of		% of	%
	$	Total	$	Total	Change
Animal Hospital	$246,668	74.6%	$238,358	75.5%	3.5%
Laboratory (1)	78,180	23.6%	77,862	24.6%	0.4%
Medical Technology (1)	15,797	4.8%	8,785	2.8%	79.8%
Intercompany	(9,911)	(3.0)%	(9,155)	(2.9)%	8.3%

Total revenue	$330,734	100.0%	$315,850	100.0%	4.7%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment, (see Note 11, Lines of Business). The reclassification did not have a material impact on either segment.
     Consolidated revenue increased $14.9 million for the three months ended March 31, 2010 as compared to the same period in the prior year. The increase was primarily attributable to revenue from acquired animal hospitals and increased revenue from our Medical Technology business segment to some extent related to our ability to integrate the Eklin product line, partially offset by a decline in Animal Hospital same-store revenue of 1.6%.

Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
		Gross		Gross	%
	$	Margin	$	Margin	Change
Animal Hospital	$41,677	16.9%	$43,164	18.1%	(3.4)%
Laboratory	36,528	46.7%	36,031	46.3%	1.4%
Medical Technology	4,831	30.6%	3,228	36.7%	49.7%
Intercompany	(241)		(254)

Total gross profit	$82,795	25.0%	$82,169	26.0%	0.8%

     Consolidated gross profit increased $626,000 for the three months ended March 31, 2010 as compared to the same period in the prior year. The increase was primarily due to increased sales in our Medical Technology segment of digital radiography and ultrasound equipment partially offset by a decline in the gross profit margins due to a shift in product mix in that segment. The increase was also partially offset by a decline in both acquired and same-store Animal Hospital gross margins.
Segment Results
   Animal Hospital Segment
     The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	% Change
Revenue	$246,668	$238,358	3.5%
Gross profit	$41,677	$43,164	(3.4)%
Gross margin	16.9%	18.1%
     Animal Hospital revenue increased $8.3 million for the three months ended March 31, 2010 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2010	2009	% Change
Same-store facilities:
Orders (1)	1,471	1,544	(4.7)%
Average revenue per order (2)	$156.85	$151.88	3.3%

Same-store revenue (1)	$230,696	$234,490	(1.6)%
Net acquired revenue (3)	15,972	3,868

Total	$246,668	$238,358	3.5%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2009 for the three month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     During the three months ended March 31, 2010 our volume of same-store orders declined due to the current economic environment further compounded by the adverse weather conditions on the East Coast during the first part of the year. In addition, some pet-related products traditionally sold in our animal hospitals are now widely available in retail stores and other distribution channels such as the Internet.
     Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has resulted in a decrease in lower priced orders and an increase in higher priced orders. However, during the three months ended March 31, 2010 we experienced a decrease in the number of both lower and higher priced orders primarily as a result of current economic conditions and to a lesser extent the impact of changes in our overall business environment on the mix of tests performed.
     Price increases also contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in February of each year; however, during the quarter ended March 31, 2010 price adjustments were in the 2-3% range.
     Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct costs are comprised of all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses, and costs of goods sold associated with the retail sales of pet food and pet supplies.
     Our combined Animal Hospital gross margin decreased to 16.9% for the three months ended March 31, 2010 from 18.1% for the three months ended March 31, 2009. Our same-store gross margin decreased to 17.4% for the three months ended March 31, 2010 as compared to 18.3% for the comparable prior year period.
     The decrease in same-store gross margin for the three months ended March 31, 2010 was attributable to the decline in same-store revenue, increases in certain labor costs, primarily payroll taxes, and overall increases in office and administration and depreciation and amortization expenses. The combined Animal Hospital gross margin was further impacted by the lower gross margins from our acquired animal hospitals.
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

Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	% Change
Revenue	$78,180	$77,862	0.4%
Gross profit	$36,528	$36,031	1.4%
Gross margin	46.7%	46.3%
     Laboratory revenue increased $318,000 for the three months ended March 31, 2010 as compared to the same period in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2010	2009	% Change
Internal growth:
Number of requisitions (1)	3,206	3,275	(2.1)%
Average revenue per requisition (2)	$24.33	$23.77	2.4%

Total internal revenue (1)	$77,997	$77,862	0.2%
Acquired revenue (3)	183	—

Total	$78,180	$77,862	0.4%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the revenue recognized from our acquired laboratories for the comparable current year period that we did not own them in the prior year.
     The increase in Laboratory revenue for the three months ended March 31, 2010 was due to a slight increase in internal revenue as increases in average revenue per requisition were mostly offset by a decline in overall volume.
     Requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in internal requisitions, the economic environment continues to impact requisitions.
     The average revenue per requisition increased slightly for the three months ended March 31, 2010 as compared to prior year periods due to price increases which ranged from 3% to 4% in both February 2010 and February 2009. The price increases were largely offset by other factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, and a decrease in higher-priced tests as a result of the current economic environment.
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

     Our Laboratory gross margin increased slightly to 46.7% for the three months ended March 31, 2010 as compared to 46.3% in the prior year’s comparable period. The gross margin remained comparable to the prior year period as increases in transportation costs were more than offset by decreases in direct labor costs and laboratory supplies.
Medical Technology Segment
     The following table summarizes revenue and gross profit for our Medical Technology segment (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	% Change
Revenue	$15,797	$8,785	79.8%
Gross profit	$4,831	$3,228	49.7%
Gross margin	30.6%	36.7%
     Medical Technology revenue increased $7.0 million for the three months ended March 31, 2010 as compared to the prior year comparable period. The increase was due to increases in the unit sales of each of our digital radiography equipment product lines partially due to our ability to integrate the Eklin product line. In addition, we experienced an overall increase in revenue per unit due to a shift in product mix. Customer service revenue and ultrasound sales also increased during the quarter. Medical Technology revenue also benefited from a change in our revenue recognition policy due to the implementation of new accounting guidance. See Note 3, Multiple-Deliverable Revenue Arrangements.
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
     Medical Technology gross profit increased $1.6 million for the three months ended March 31, 2010, as compared to the prior year comparable period and gross margin decreased to 30.6% from 36.7% for the three months ended March 31, 2010 and March 31, 2009, respectively. The increase in gross profit is attributable to the increase in revenue as discussed above. The decline in gross margin was due in part to a change in the product mix related to sales of certain products offered as a result of our acquisition of Eklin.
Intercompany Revenue
     Laboratory revenue for the three months ended March 31, 2010 included intercompany revenue of $8.8 million that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three months ended March 31, 2010 included intercompany revenue of $1.1 million that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
		% of		% of	%
	$	Revenue	$	Revenue	Change
Animal Hospital	$5,587	2.3%	$5,384	2.3%	3.8%
Laboratory	6,154	7.9%	5,567	7.1%	10.5%
Medical Technology	3,515	22.3%	2,812	32.0%	25.0%
Corporate	10,884	3.3%	9,154	2.9%	18.9%

Total SG&A	$26,140	7.9%	$22,917	7.2%	14.1%

     Consolidated SG&A increased $3.2 million for the three months ended March 31, 2010 primarily due to corporate SG&A which rose due to increases in legal fees and payroll related costs. Laboratory SG&A increased primarily due to higher marketing and tradeshow costs, and Medical Technology which increased related to the expansion of the overall business.
Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
		% of		% of	%
	$	Revenue	$	Revenue	Change
Animal Hospital	$36,106	14.6%	$38,039	16.0%	(5.1)%
Laboratory	30,373	38.9%	30,462	39.1%	(0.3)%
Medical Technology	1,276	8.1%	415	4.7%	207.5%
Corporate	(10,884)		(9,162)		18.8%
Intercompany	(241)		(254)		(5.1)%

Total operating income	$56,630	17.1%	$59,500	18.8%	(4.8)%

     The decrease in our consolidated operating income during the three months ended March 31, 2010 was primarily due to the aforementioned decline in Animal Hospital gross profit.

Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest expense (income):
Senior term notes	$2,249	$2,587
Interest rate hedging agreements	382	3,245
Capital leases and other	564	580
Amortization of debt costs	132	120

	3,327	6,532
Interest income	(160)	(414)

Total interest expense, net of interest income	$3,167	$6,118

     The decrease in net interest expense for the three months ended March 31, 2010 was attributable to a decrease in the overall weighted average interest rate primarily due to the gradual expiration of all of our higher cost fixed-rate swap agreements during the last twelve months.
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
     At March 31, 2010, our consolidated cash and cash equivalents totaled $178.2 million, representing an increase of $33.0 million as compared to December 31, 2009. Cash flows generated from operating activities totaled $70.6 million in 2010, representing an increase of $19.4 million as compared to the three months ended March 31, 2009.
     We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions from internally generated cash flows and we expect to do so in the future. As of March 31, 2010, we have access to an unused $75.0 million revolving credit facility; however the revolving credit facility will expire in May 2010. We do not plan to renew this facility upon expiration. Historically, we have been able to obtain cash from other additional borrowings. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. Although in the past we have been able to obtain financing for material transactions on terms that we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

Future Cash Flows
   Short-Term
     Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flows. We anticipate that our cash on hand and net cash provided by operations will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.
     For the year ended December 31, 2010, we expect to spend $50.0 million to $60.0 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. During the quarter ended March 31, 2010, we spent $8.5 million in connection with the acquisition of four animal hospitals, as well as $1.3 million for the related real estate. In addition, we expect to spend approximately $65.0 million in 2010 for both property and equipment additions and capital costs necessary to maintain our existing facilities.
   Long-Term
     Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business, and acquisitions in accordance with our growth strategy. In addition to the scheduled payments on our senior-term notes, we are required to make mandatory prepayments in the event we have excess cash flow. Pursuant to the terms of our senior credit facility, mandatory prepayments are due on our senior-term notes equal to 75% of any excess cash flow at the end of 2010 and 2011. During the quarter ended March 31, 2010 we paid approximately $8.8 million related to 2009 excess cash flows. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization, less voluntary and scheduled debt repayments, capital expenditures, interest payable in cash, taxes payable in cash and cash paid for acquisitions. These payments reduce on a pro rata basis the remaining scheduled principal payments.
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
   Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2010, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
     At March 31, 2010, we had a fixed-charge coverage ratio of 1.74 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At March 31, 2010, we had a leverage ratio of 1.84 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$70,556	$51,198
Investing activities	(26,651)	(28,615)
Financing activities	(10,942)	(2,457)
Effect of currency exchange rate changes on cash and cash equivalents	53	(1)

Increase in cash and cash equivalents	33,016	20,125
Cash and cash equivalents at beginning of period	145,181	88,959

Cash and cash equivalents at end of period	$178,197	$109,084

  Cash Flows from Operating Activities
     Net cash provided by operating activities increased $19.4 million in the three months ended March 31, 2010 as compared to the prior year comparable period. This increase was primarily due to positive changes in working capital as compared to the comparable prior year period, in addition to decreases in cash paid for interest due to the expiration of our interest-rate swap agreements.
  Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Variance
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(8,528)	$(13,095)	$4,567	(1)
Other	(719)	(1,372)	653

Total cash used for acquisitions	(9,247)	(14,467)	5,220
Property and equipment additions	(16,049)	(12,886)	(3,163	)(2)
Real estate acquired with acquisitions	(1,300)	(963)	(337	)(3)
Proceeds from sale of assets	6	74	(68)
Other	(61)	(373)	312

Net cash used in investing activities	$(26,651)	$(28,615)	$1,964

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The increase in cash used to acquire property and equipment was related to the maintenance and expansion of our existing animal hospitals and laboratory facilities.

(3)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The increase in cash used to acquire real estate is due to an increase in the number of opportunities that met our selective criteria.

Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Variance
Financing Cash Flows:
Repayment of debt	$(10,822)	$(1,946)	$(8,876	)(1)
Distributions to noncontrolling interest partners	(989)	(888)	(101	)(2)
Proceeds from stock options exercises	2,858	557	2,301	(3)
Excess tax benefits from stock options	264	—	264
Stock repurchases	(2,253)	(180)	(2,073	)(4)

Net cash used in financing activities	$(10,942)	$(2,457)	$(8,485)

(1)	The cash used for repayment of debt increased $8.9 million due primarily to the payment of excess cash flows. See discussion above under Future Cash Flows.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(3)	The number of stock option exercises has increased in comparison to the prior year related to the increase in the market price of our stock during the three months ended March 31, 2010 and the expiration of certain stock options in the near term.

(4)	The stock repurchases for the three months ended March 2010 and March 31, 2009 represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.
Off-Balance-Sheet Arrangements
     Other than operating leases, as of March 31, 2010 we do not have any off-balance-sheet financing arrangements.
Interest Rate Swap Agreements
     As of March 31, 2010, all of our interest rate swap agreements have expired.
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.
Description of Indebtedness
  Senior Credit Facility
     At March 31, 2010, we had $506.8 million principal amount outstanding under our senior-term notes and no borrowings outstanding under our revolving credit facility.
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
  Other Debt and Capital Lease Obligations
     At March 31, 2010, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $27.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2010, we had borrowings of $506.8 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. There has been no change in our assessment of the impact of changes on interest expense for fluctuation in LIBOR since the year ended December 31, 2009.
     In the future, we may enter into interest rate strategies to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies may be or their possible impact.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.
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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2010.

Date: May 7, 2010	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.