Form 10-Q
period 2010-06-30
VCA ANTECH INC
filed 2010-08-10
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐     No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 85,974,925 shares as of August 3, 2010.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$193,757	$145,181
Trade accounts receivable, less allowance for uncollectible accounts of $12,647 and $13,015 at June 30, 2010 and December 31, 2009, respectively	53,407	49,186
Inventory	34,088	32,031
Prepaid expenses and other	22,299	27,242
Deferred income taxes	18,727	18,318
Prepaid income taxes	13,352	6,252

Total current assets	335,630	278,210
Property and equipment, less accumulated depreciation and amortization of $184,325 and $167,506 at June 30, 2010 and December 31, 2009, respectively	302,515	289,415
Goodwill	1,006,562	985,674
Other intangible assets, net	42,019	44,280
Notes receivable, net	5,763	5,153
Deferred financing costs, net	342	581
Other	28,026	24,091

Total assets	$1,720,857	$1,627,404

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$508,687	$17,195
Accounts payable	28,814	28,326
Accrued payroll and related liabilities	46,372	33,539
Other accrued liabilities	51,509	43,298

Total current liabilities	635,382	122,358
Long-term debt, less current portion	23,607	527,860
Deferred income taxes	84,698	75,197
Other liabilities	16,846	10,651

Total liabilities	760,533	736,066

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 85,976 and 85,584 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	86	86
Additional paid-in capital	342,339	335,114
Accumulated earnings	601,349	540,010
Accumulated other comprehensive loss	(47)	(163)

Total VCA Antech, Inc. stockholders’ equity	943,727	875,047
Noncontrolling interests	16,597	16,291

Total equity	960,324	891,338

Total liabilities and equity	$1,720,857	$1,627,404

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$353,919	$344,876	$684,653	$660,726
Direct costs	260,435	247,528	508,374	481,209

Gross profit	93,484	97,348	176,279	179,517
Selling, general and administrative expense	41,045	22,941	67,185	45,858
Net (gain) loss on sale of assets	(14)	5,443	11	5,195

Operating income	52,453	68,964	109,083	128,464
Interest expense, net	2,778	5,726	5,945	11,844
Other income	(335)	(20)	(310)	(130)

Income before provision for income taxes	50,010	63,258	103,448	116,750
Provision for income taxes	19,493	24,290	39,999	44,901

Net income	30,517	38,968	63,449	71,849
Net income attributable to noncontrolling interests	1,113	1,223	2,110	2,134

Net income attributable to VCA Antech, Inc	$29,404	$37,745	$61,339	$69,715

Basic earnings per share	$0.34	$0.45	$0.71	$0.82

Diluted earnings per share	$0.34	$0.44	$0.70	$0.81

Weighted-average shares outstanding for basic earnings per share	86,041	84,825	85,933	84,753

Weighted-average shares outstanding for diluted earnings per share	87,178	85,937	87,069	85,629

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$12,846	$723,835
Net income	—	—	—	69,715	—	2,134	71,849
Foreign currency translation adjustment	—	—	—	—	177	—	177
Unrealized gain on foreign currency, net of tax	—	—	—	—	96	—	96
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(652)	—	(652)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	3,637	—	3,637
Formation of noncontrolling interest	—	—	—	—	—	3,440	3,440
Distribution to noncontrolling interest	—	—	—	—	—	(1,493)	(1,493)
Restricted stock unit grant	—	—	1,941	—	—		1,941
Share-based compensation	—	—	3,920	—	—	—	3,920
Issuance of common stock under stock incentive plans	239	—	2,895	—	—	—	2,895
Stock repurchases	—	—	(549)	—	—	—	(549)
Tax benefit from stock options and awards	—	—	154	—	—	—	154
Tax shortfall and other from stock options and awards	—	—	(263)	—	—	—	(263)

Balances, June 30, 2009	84,872	85	316,772	478,297	(3,094)	16,927	808,987

Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$16,291	$891,338
Net income	—	—	—	61,339	—	2,110	63,449
Foreign currency translation adjustment	—	—	—	—	(69)	—	(69)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(47)	—	(47)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Formation of noncontrolling interest	—	—	—	—	—	450	450
Distribution to noncontrolling interest	—	—	—	—	—	(2,021)	(2,021)
Purchase of noncontrolling interest	—	—	—	—	—	(233)	(233)
Share-based compensation	—	—	5,855	—	—	—	5,855
Issuance of common stock under stock incentive plans	392	—	3,770	—	—	—	3,770
Stock repurchases	—	—	(2,253)	—	—	—	(2,253)
Tax benefit from stock options and awards	—	—	331	—	—	—	331
Tax shortfall and other from stock options and awards	—	—	(478)	—	—	—	(478)

Balances, June 30, 2010	85,976	$86	$342,339	$601,349	$(47)	$16,597	$960,324

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$63,449	$71,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,706	18,840
Amortization of debt issue costs	239	241
Provision for uncollectible accounts	3,143	2,936
Net loss on sale and disposal of assets	11	5,195
Share-based compensation	5,855	3,920
Deferred income taxes	6,461	10,944
Excess tax benefit from exercise of stock options	(331)	(154)
Other	(225)	(218)
Changes in operating assets and liabilities:
Accounts receivable	(7,344)	(7,989)
Inventory, prepaid expenses and other assets	(727)	(2,929)
Accounts payable and other accrued liabilities	13,691	4,357
Accrued payroll and related liabilities	12,656	2,134
Income taxes	(7,248)	1,073

Net cash provided by operating activities	111,336	110,199

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(20,344)	(28,144)
Real estate acquired in connection with business acquisitions	(1,300)	(3,828)
Property and equipment additions	(27,925)	(25,208)
Proceeds from sale of assets	9	108
Other	(162)	(281)

Net cash used in investing activities	(49,722)	(57,353)

Cash flows from financing activities:
Repayment of debt	(12,859)	(3,899)
Distributions to noncontrolling interest partners	(2,021)	(1,493)
Proceeds from issuance of common stock under stock option plans	3,770	2,895
Excess tax benefit from exercise of stock options	331	154
Stock repurchases	(2,253)	(549)

Net cash used in financing activities	(13,032)	(2,892)

Effect of currency exchange rate changes on cash and cash equivalents	(6)	(18)

Increase in cash and cash equivalents	48,576	49,936
Cash and cash equivalents at beginning of period	145,181	88,959

Cash and cash equivalents at end of period	$193,757	$138,895

Supplemental disclosures of cash flow information:
Interest paid	$6,075	$12,316
Income taxes paid	$40,787	$32,884

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$22,202	$35,520
Cash paid for acquisitions	(19,350)	(24,928)
Contingent consideration	(7)	—
Noncash note conversion to equity interest in subsidiary	—	(5,700)

Liabilities assumed	$2,845	$4,892

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2010, we operated 496 animal hospitals throughout 40 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2010, we operated 48 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. For further information, refer to our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.
     Certain reclassifications have been made herein to 2009 amounts to conform to the current year presentation. For the three and six months ended June 30, 2009, we reclassified certain business operations from our Medical Technology segment to our Laboratory segment to conform to the current year presentation; the reclassifications did not have a material impact on either of our segments.
     The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Multiple-Deliverable Revenue Arrangements
     In October 2009, the FASB issued new accounting guidance related to multiple-deliverable revenue arrangements. The new guidance was designed to result in financial reporting that better reflects the underlying economics of multiple-deliverable transactions. We early adopted the new guidance on January 1, 2010, which resulted in the more timely recognition of revenue in our Medical Technology business segment. The early adoption resulted in the recognition of approximately $830,000 and $2.0 million in incremental revenue for the three and six months ended June 30, 2010, respectively, in comparison to the revenue that would have been recognized under previous accounting guidance.

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
     The new guidance resulted in a different allocation of revenue to the deliverables in the current fiscal year, which changed the pattern and timing of revenue recognition for these elements but did not change the total revenue to be recognized for the arrangement. Revenue and gross profit increased by approximately $830,000 and $265,000, respectively, for the three months ending June 30, 2010 and by $2.0 million and $545,000, respectively, for the six months ending June 30, 2010. The primary driver of the impact was the acceleration of revenue related to the delivery of the equipment in international markets, which under the previous accounting guidance was deferred over the PCS period as we were unable to establish VSOE for the undelivered elements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Multiple-Deliverable Revenue Arrangements, continued
     We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified arrangements in any given period.
4. Goodwill and Other Intangible Assets
Goodwill
     Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any noncontrolling interest in the acquiree and for a business combination achieved in stages, the acquisition-date fair value of any previously held equity interest over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2010 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2009	$861,868	$96,285	$27,521	$985,674
Goodwill acquired	18,385	7	—	18,392
Goodwill related to noncontrolling interests	33	—	—	33
Other (1)	(167)	488	2,142	2,463

Balance as of June 30, 2010	$880,119	$96,780	$29,663	$1,006,562

(1)	Other includes purchase-price adjustments which consist primarily of an adjustment to the valuation of deferred tax assets, buy-outs, earn-out payments and foreign currency translation adjustments.
Other Intangible Assets
     In addition to goodwill, we have amortizable intangible assets at June 30, 2010 and December 31, 2009 as follows (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Noncontractual customer relationships	$40,178	$(10,799)	$29,379	$38,359	$(8,077)	$30,282
Covenants not-to-compete	13,828	(7,748)	6,080	14,748	(7,785)	6,963
Favorable lease asset	5,437	(2,404)	3,033	5,406	(2,150)	3,256
Trademarks	3,398	(706)	2,692	3,362	(494)	2,868
Technology	2,209	(1,400)	809	2,209	(1,332)	877
Client lists	37	(11)	26	60	(26)	34

Total	$65,087	$(23,068)	$42,019	$64,144	$(19,864)	$44,280

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Aggregate amortization expense	$2,187	$1,823	$4,341	$3,630

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for the remainder of 2010 and each of the succeeding years thereafter as of June 30, 2010 is as follows (in thousands):

Remainder of 2010	$4,816
2011	8,430
2012	7,429
2013	5,308
2014	4,040
Thereafter	11,996

Total	$42,019

5. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Deferred revenue	$10,528	$12,497
Accrued consulting fees	9,064	—
Accrued health insurance	4,627	4,484
Deferred rent	3,142	2,989
Accrued workers’ compensation insurance	2,422	2,217
Customer deposits	2,648	3,783
Other	19,078	17,328

	$51,509	$43,298

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
     As of the quarter ended March 31, 2010, all of our interest rate swap agreements had expired and we have not entered into any new agreements during the quarter ended June 30, 2010.
     The following table summarizes cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash paid (1)	$—	$2,727	$382	$5,972
Recognized gain from ineffectiveness (2)	$—	$(22)	$—	$(71)

(1)	Our interest rate swap agreements effectively converted a certain amount of our variable-rate debt under our senior credit facility to fixed-rate for purposes of hedging against the risk of increasing interests rates. The above table depicts cash payments to the counterparties on our swap agreements. These payments are offset by a corresponding decrease in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense, net in our condensed, consolidated income statements.

(2)	The recognized gain is included in other income in our condensed, consolidated income statements.
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
     Long-Term Debt. We believe the carrying value of our variable-rate senior-term debt at June 30, 2010 is a reasonable estimate of fair value as the debt is scheduled to mature within a year of the balance sheet date. Our existing senior credit facilities are scheduled to mature in May of 2011; accordingly all remaining principal balances have been included in the current portion of long-term debt in our condensed, consolidated balance sheet for the period ended June 30, 2010. We are in the process of refinancing the remaining balances with new senior credit facilities consisting of a senior secured term loan and a senior secured revolving credit facility. We anticipate the refinance will occur during the third quarter of 2010.
     We believed the carrying value of our variable-rate debt at December 31, 2009 was not a reasonable estimate of fair value due to changes in the credit market during 2009. We estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporate our credit risk.
     The following table reflects the carrying value and fair value of our long-term debt (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Variable-rate long-term debt	$505,448	$505,448	$516,889	$513,053

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

     As of June 30, 2010, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation
Stock Option Activity
     A summary of our stock option activity for the six months ended June 30, 2010 is as follows (in thousands):

		Weighted-
		Average
	Stock	Exercise
	Options	Price
Outstanding at December 31, 2009	4,300	$16.72
Exercised	(221)	17.02
Cancelled	(48)	19.81

Outstanding at June 30, 2010	4,031	$16.66

Exercisable at June 30, 2010	3,309	$16.58

Expected to vest at June 30, 2010	689	$17.04

     There were no stock options granted during the six months ended June 30, 2010. The aggregate intrinsic value of our stock options exercised during the three and six months ended June 30, 2010 was $400,000, and $2.0 million, respectively, and the actual tax benefit realized on options exercised during these periods was $156,000 and $763,000, respectively.
     At June 30, 2010 there was $2.3 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years.
     The compensation cost that has been charged against income for stock options for the three months ended June 30, 2010 and 2009 was $1.4 million and $497,000, respectively. The corresponding income tax benefit recognized was $528,000 and $194,000 for the three months ended June 30, 2010 and 2009, respectively.
     The compensation cost that has been charged against income for stock options for the six months ended June 30, 2010 and 2009 was $1.8 million and $1.0 million, respectively. The corresponding income tax benefit recognized was $711,000 and $393,000 for the six months ended June 30, 2010 and 2009, respectively.
Nonvested Stock Activity
     During the six months ended June 30, 2010 we granted 11,104 shares of nonvested common stock. These awards were granted to our non-employee directors and will vest in equal annual installments over three years from the date of grant.
     Total compensation cost charged against income related to nonvested stock awards was $2.4 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $939,000 and $566,000 for the three months ended June 30, 2010 and 2009, respectively.
     Total compensation cost charged against income related to nonvested stock awards was $4.0 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $1.6 and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.
     At June 30, 2010, there was $6.2 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.1 years. A summary of our nonvested stock activity for the six months ended June 30, 2010 is as follows:

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation, continued

		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2009	691,764	$30.54
Granted	11,104	$27.03
Vested	(259,520)	$31.68
Forfeited/Canceled	(10,355)	$30.35

Outstanding at June 30, 2010	432,993	$29.77

Restricted Stock Unit Activity
     Pursuant to the terms of the 2006 Equity Incentive Plan, on April 17, 2009, we awarded 84,757 restricted stock units in lieu of cash bonuses to our four senior executive officers for services performed in fiscal year 2008. Restricted stock units differ from the non-vested stock awards mentioned above in that the restricted stock units were fully vested or earned by the employee on the grant date however are restricted such that the participant will not have any right, title, or interest in, or otherwise be considered the owner of, any of the shares of common stock covered by the restricted stock units until such shares of common stock are settled. The restricted stock units will be settled upon the first to occur of the following: May 1, 2012, the date of the senior executive’s separation from service, death or disability, or the date of a change in control. The restricted stock units had a grant date fair value of $22.90 per share resulting in a total value of $1.9 million and the grant was reported as a non-cash financing activity for the June 30, 2009 period. There were no restricted stock grants for the June 30, 2010 period.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to VCA Antech, Inc	$29,404	$37,745	$61,339	$69,715

Weighted-average common shares outstanding:
Basic	86,041	84,825	85,933	84,753
Effect of dilutive potential common shares:
Stock options	951	902	943	709
Nonvested shares	186	210	193	167

Diluted	87,178	85,937	87,069	85,629

Basic earnings per share	$0.34	$0.45	$0.71	$0.82

Diluted earnings per share	$0.34	$0.44	$0.70	$0.81

     For the three months ended June 30, 2010 and 2009, potential common shares of 4,200 and 8,001, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
9. Calculation of Earnings per Share, continued
     For the six months ended June 30, 2010 and 2009, potential common shares of 12,264 and 1,273,098, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
10. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive income during the three and six months ended June 30, 2010 and 2009. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$30,517	$38,968	$63,449	$71,849
Other comprehensive income:
Foreign currency translation adjustments	(236)	355	(69)	177
Unrealized (loss) gain on foreign currency	(259)	252	(77)	157
Tax benefit (expense)	101	(98)	30	(61)
Unrealized loss on hedging instruments	—	(456)	(2)	(1,070)
Tax benefit	—	178	1	418
Losses on hedging instruments reclassified to income	—	2,727	382	5,972
Tax benefit	—	(1,066)	(149)	(2,335)

Other comprehensive (loss) income	(394)	1,892	116	3,258

Total comprehensive income	30,123	40,860	63,565	75,107
Comprehensive income attributable to noncontrolling interests	1,113	1,223	2,110	2,134

Comprehensive income attributable to VCA Antech, Inc	$29,010	$39,637	$61,455	$72,973

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory(1)	Technology(1)	Corporate	Eliminations	Total(1)
Three Months Ended June 30, 2010
External revenue	$267,595	$73,259	$13,065	$—	$—	$353,919
Intercompany revenue	—	9,713	1,537	—	(11,250)	—

Total revenue	267,595	82,972	14,602	—	(11,250)	353,919
Direct costs	218,567	42,416	10,255	—	(10,803)	260,435

Gross profit	49,028	40,556	4,347	—	(447)	93,484
Selling, general and administrative expense	5,673	6,527	3,404	25,441	—	41,045
Net (gain) loss on sale and disposal of assets	(35)	—	14	7	—	(14)

Operating income (loss)	$43,390	$34,029	$929	$(25,448)	$(447)	$52,453

Depreciation and amortization	$7,630	$2,396	$605	$618	$(250)	$10,999
Capital expenditures	$9,849	$1,506	$124	$858	$(461)	$11,876

Three Months Ended June 30, 2009
External revenue	$261,287	$74,562	$9,027	$—	$—	$344,876
Intercompany revenue	—	8,614	1,236	—	(9,850)	—

Total revenue	261,287	83,176	10,263	—	(9,850)	344,876
Direct costs	208,154	42,102	6,738	—	(9,466)	247,528

Gross profit	53,133	41,074	3,525	—	(384)	97,348
Selling, general and administrative expense	5,378	5,644	2,394	9,525	—	22,941
Net loss on sale and disposal of assets	129	25	5	5,284	—	5,443

Operating income (loss)	$47,626	$35,405	$1,126	$(14,809)	$(384)	$68,964

Depreciation and amortization	$6,560	$2,293	$367	$668	$(200)	$9,688
Capital expenditures	$9,753	$1,989	$238	$1,793	$(410)	$13,363

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued

	Animal		Medical		Intercompany
	Hospital	Laboratory(1)	Technology(1)	Corporate	Eliminations	Total(1)
Six Months Ended June 30, 2010
External revenue	$514,263	$142,659	$27,731	$—	$—	$684,653
Intercompany revenue	—	18,493	2,668	—	(21,161)	—

Total revenue	514,263	161,152	30,399	—	(21,161)	684,653
Direct costs	423,558	84,068	21,221	—	(20,473)	508,374

Gross profit	90,705	77,084	9,178	—	(688)	176,279
Selling, general and administrative expense	11,260	12,681	6,919	36,325	—	67,185
Net (gain) loss on sale and disposal of assets	(51)	1	54	7	—	11

Operating income (loss)	$79,496	$64,402	$2,205	$(36,332)	$(688)	$109,083

Depreciation and amortization	$14,982	$4,809	$1,206	$1,199	$(490)	$21,706
Capital expenditures	$22,977	$2,338	$206	$3,185	$(781)	$27,925

Six Months Ended June 30, 2009
External revenue	$499,645	$144,275	$16,806	$—	$—	$660,726
Intercompany revenue	—	16,763	2,242	—	(19,005)	—

Total revenue	499,645	161,038	19,048	—	(19,005)	660,726
Direct costs	403,348	83,933	12,295	—	(18,367)	481,209

Gross profit	96,297	77,105	6,753	—	(638)	179,517
Selling, general and administrative expense	10,762	11,211	5,206	18,679	—	45,858
Net (gain) loss on sale and disposal of assets	(130)	27	6	5,292	—	5,195

Operating income (loss)	$85,665	$65,867	$1,541	$(23,971)	$(638)	$128,464

Depreciation and amortization	$12,859	$4,488	$724	$1,156	$(387)	$18,840
Capital expenditures	$18,876	$4,118	$318	$2,678	$(782)	$25,208
At June 30, 2010
Total assets	$1,191,031	$212,103	$69,149	$260,651	$(12,077)	$1,720,857

At December 31, 2009
Total assets	$1,158,891	$207,043	$71,019	$201,024	$(10,573)	$1,627,404

(1)	Certain prior year amounts have been reclassified to reflect the transfer of certain business operations to the Laboratory segment from the Medical Technology segment. The reclassifications did not have a material impact on either of our segments.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
12. Commitments and Contingencies
     We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. We also have contingencies as follows:
a. Earn-Out Payments
     We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at June 30, 2010, we will be obligated to pay an additional $1.4 million. We adopted new accounting guidance regarding business combinations for acquisitions with acquisition dates of January 1, 2009 or later. Under the new guidance contingent consideration, such as earn-out liabilities, is now recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability. The changes in fair value are recognized in earnings where applicable at each reporting period.
b. Supplemental Executive Retirement Program
     On June 30, 2010, we executed a Supplemental Executive Retirement Program (“SERP”) agreement with each of the following executive officers of our company: Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller. The agreement provides for monthly benefit payments upon the attainment of normal retirement age, as defined in each of their agreements. The annual amount of the benefit payments will be equal to the vested percentage of final salary as of the date their employment terminates. Final salary is equal to the greater of (i) their annual base compensation paid in cash pursuant to their employment agreement immediately prior to the benefit commencement date, or (ii) the average of their annual base compensation paid in cash pursuant to their employment agreement for the three highest years during the ten year period ending on December 31st immediately preceding the benefit commencement date. Vesting percentages are in accordance with their individual SERP agreements. The payments to which the executive officers are entitled will extend for 12 years following the benefit commencement date.
     The applicable percentage immediately will be 50% if before or coincident with the officers separation from employment there occurs a change in control, an involuntary termination by the company without cause, a voluntary termination by the officer for good reason, or the officer’s death or disability. If before the benefit commencement date, there is a change in control that qualifies as a “change in control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5) or the officer dies or becomes disabled, then the actuarial equivalent of the monthly benefits owing to the officer must be paid in a lump sum on the date of such event. In addition, if a change in control that is also a “change in control event” occurs after the benefit commencement date, then the SERP agreement terminates and the actuarial equivalent of any remaining monthly benefits owing to the officer must be paid in a lump sum on the date of such change in control event.
     At June 30, 2010 we have $6.1 million recorded in the other liabilities section of the condensed, consolidated balance sheet, of which $4.5 million was recorded as compensation expense for the three and six months ended June 30, 2010.
     The costs associated with both the SERP agreements and Consulting agreements which are described below have been recognized over each executive's requisite service period assuming the service to be provided is deemed substantive.
c. Consulting Agreement
     On June 30, 2010, we entered into consulting agreements with each of the following executive officers of our company: Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller. The agreements each provide for compensation for future consulting services following each executive’s resignation. The executive will continue to be an employee of the company and qualify for SERP vesting during the term of the consulting agreement. The term of the agreement is defined in each of the executive’s respective agreements. Compensation is determined by taking the higher of: (i) the executive’s annual base salary immediately before the effective date (before adjustments for elective deferrals or contributions to company-sponsored employee benefit plans), plus the highest bonus earned by the executive with respect to services rendered during the four preceding full calendar years immediately before the effective date, or (ii) the average of the executive’s annual base salary plus any bonus earned (before adjustments for elective deferrals or contributions to company-sponsored employee benefit plans) with respect to services rendered during the two highest compensation years for the five-year period ending on the December 31st immediately preceding the effective date. For the three and six months ended June 30, 2010 we accrued $10.9 million related to the estimated future compensation; the payments will be made over a period ranging from three to five years.
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

13. Subsequent Events
     On July 1, 2010, we acquired a controlling interest in Pet DRx Corporation (“Pet DRx”), a provider of veterinary primary care and specialized services to companion animals. The acquisition expands our presence in the California market. Under the agreement we will acquire Pet DRx in two steps for a total purchase price of $41.3 million. We anticipate the completion of step two prior to the year end. The results of Pet DRx will be reported within our Animal Hospital segment.

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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 10, 2010, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 10, 2010 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2010, our animal hospital network consisted of 496 animal hospitals in 40 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2010, our Laboratory network consisted of 48 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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

Executive Overview
     During the three and six months ended June 30, 2010, the economy continued to negatively impact organic revenue growth in both our Animal Hospital and Laboratory business segments. We achieved an increase in consolidated revenues primarily through animal hospital acquisitions and increased revenue from our Medical Technology business segment, which was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store revenue growth was negative 2.0% and negative 1.8% for the three and six months ended June 30, 2010, respectively. Our overall earnings declined in comparison to the prior year due to the impact of consulting agreements and SERPs entered into with our senior executive officers during the quarter and lower gross profit margins offset by lower interest expense on our long-term debt.
   Acquisitions and Facilities
     Our growth strategy includes the acquisition of independent animal hospitals. Including animal hospitals acquired during the first half of 2010 and the Pet DRx acquisition on July 1, 2010, we currently anticipate that we will acquire $110 million to $120 million of annualized Animal Hospital revenue by the end of 2010. We also evaluate the acquisition of animal hospital chains and laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2010:

Animal Hospitals:
Beginning of period	489
Acquisitions	11
Sold, closed or merged	(4)

End of period	496

Laboratories:
Beginning of period	47
Acquisitions	—
Acquisitions relocated into our existing laboratories	(1)
Created	2

End of period	48

     The following table summarizes the aggregate consideration for the eleven animal hospitals acquired during the six months ended June 30, 2010, and the allocation of the purchase price (in thousands):

Consideration:
Cash (1)	$19,350
Contingent consideration	7

Fair value of total consideration transferred	$19,357

Allocation of the Purchase Price:
Tangible assets	$1,407
Identifiable intangible assets	2,380
Goodwill (2)	18,415
Other liabilities assumed	(2,845)

Total	$19,357

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $8.0 million of the goodwill recorded for these acquisitions as of June 30, 2010 will be fully deductible for income tax purposes.

     In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $1.3 million for the six months ended June 30, 2010.
   Acquisition of Eklin Medical Systems, Inc.
     On July 1, 2009, we acquired Eklin, a leading seller of digital radiography and ultrasound systems in the veterinary market. We acquired Eklin for a purchase price of $12.5 million, net of cash acquired of $1.0 million. The following table summarizes the consideration and allocation of the purchase price (in thousands):

Consideration:
Cash	$12,504

Fair value of total consideration transferred	$12,504

Allocation of the Purchase Price:
Tangible assets	$6,830
Identifiable intangible assets	7,351
Goodwill (1)	10,875
Other liabilities assumed	(12,552)

Total	$12,504

(1)	We expect that $3.4 million of the goodwill recorded for this acquisition as of June 30, 2010 will be fully deductible for income tax purposes.
     Eklin has been combined with Sound Technologies, Inc. (“STI”) and is reported within our Medical Technology segment.
     The pro forma impacts on revenue and earnings have not been disclosed for the current or comparable prior periods as the amounts were immaterial to the financial statements as a whole.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2009 Annual Report on Form 10-K. During the quarter ended March 31, 2010, we implemented new accounting guidance related to multiple-deliverable revenue arrangements. Other than the changes to our revenue recognition policies there have been no other material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2010.
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
Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Animal Hospital	75.6%	75.8%	75.1%	75.6%
Laboratory	23.4	24.1	23.5	24.4
Medical Technology	4.1	3.0	4.4	2.9
Intercompany	(3.1)	(2.9)	(3.0)	(2.9)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	73.6	71.8	74.3	72.8

Gross profit	26.4	28.2	25.7	27.2
Selling, general and administrative expense	11.6	6.7	9.8	6.9
Net loss on sale and disposal of assets	—	1.5	—	0.9

Operating income	14.8	20.0	15.9	19.4
Interest expense, net	0.8	1.7	0.8	1.7
Other income, net	(0.1)	—	—	—

Income before provision for income taxes	14.1	18.3	15.1	17.7
Provision for income taxes	5.5	7.0	5.8	6.8

Net income	8.6	11.3	9.3	10.9
Net income attributable to noncontrolling interests	0.3	0.4	0.3	0.3

Net income attributable to VCA Antech, Inc	8.3%	10.9%	9.0%	10.6%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009			2010		2009
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Animal Hospital	$267,595	75.6%	$261,287	75.8%	2.4%	$514,263	75.1%	$499,645	75.6%	2.9%
Laboratory (1)	82,972	23.4%	83,176	24.1%	(0.2)%	161,152	23.5%	161,038	24.4%	0.1%
Medical Technology (1)	14,602	4.1%	10,263	3.0%	42.3%	30,399	4.4%	19,048	2.9%	59.6%
Intercompany	(11,250)	(3.1)%	(9,850)	(2.9)%	14.2%	(21,161)	(3.0)%	(19,005)	(2.9)%	11.3%

Total revenue	$353,919	100.0%	$344,876	100.0%	2.6%	$684,653	100.0%	$660,726	100.0%	3.6%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment, (see Note 11, Lines of Business). The reclassifications did not have a material impact on either segment.
     Consolidated revenue increased $9.0 million for the three months ended June 30, 2010 and $23.9 million for the six months ended June 30, 2010 as compared to the same periods in the prior year. The increase was primarily attributable to revenue from acquired animal hospitals and increased revenue from our Medical Technology business segment, in part due to our ability to integrate the Eklin product line. The increase was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store growth was negative 2.0% and negative 1.8% for the three and six months ended June 30, 2010, respectively. The decline in our same-store growth rates is attributable to the economic environment mentioned previously.
Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009			2010		2009
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Animal Hospital	$49,028	18.3%	$53,133	20.3%	(7.7)%	$90,705	17.6%	$96,297	19.3%	(5.8)%
Laboratory (1)	40,556	48.9%	41,074	49.4%	(1.3)%	77,084	47.8%	77,105	47.9%	0.0%
Medical Technology (1)	4,347	29.8%	3,525	34.3%	23.3%	9,178	30.2%	6,753	35.5%	35.9%
Intercompany	(447)		(384)			(688)		(638)

Total gross profit	$93,484	26.4%	$97,348	28.2%	(4.0)%	$176,279	25.7%	$179,517	27.2%	(1.8)%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment, (see Note 11, Lines of Business). The reclassifications did not have a material impact on either segment.
     Consolidated gross profit decreased $3.9 million for the three months ended June 30, 2010 and $3.2 million for the six months ended June 30, 2010 as compared to the same periods in the prior year. The decrease was primarily due to a decline in Animal Hospital same-store revenues and a decline in both acquired and same-store Animal Hospital gross margins. The decrease was partially offset by increased sales in our Medical Technology segment of digital radiography equipment and customer service revenue partially offset by declines in the gross profit margins due to product mix in that segment.

Segment Results
   Animal Hospital Segment
     The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Change	2010	2009	Change
Revenue	$267,595	$261,287	2.4%	$514,263	$499,645	2.9%
Gross profit	$49,028	$53,133	(7.7)%	$90,705	$96,297	(5.8)%
Gross margin	18.3%	20.3%		17.6%	19.3%
     Animal Hospital revenue increased $6.3 million for the three months ended June 30, 2010 and $14.6 million for the six months ended June 30, 2010 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Change	2010	2009	%Change
Same-store facilities:
Orders (1)	1,605	1,681	(4.5)%	3,036	3,179	(4.5)%
Average revenue per order (2)	$158.61	$154.54	2.6%	$157.34	$153.04	2.8%

Same-store revenue (1)	$254,566	$259,735	(2.0)%	$477,673	$486,442	(1.8)%
Net acquired revenue (3)	13,029	1,552		36,590	13,203

Total	$267,595	$261,287	2.4%	$514,263	$499,645	2.9%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2009 for the three month analysis and January 1, 2009 for the six month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     We believe that factors contributing to the continued decline in our volume of same-store orders during the three and six months ended June 30, 2010 include the continued impact of the current economic environment and the wide availability of many pet-related products traditionally sold in our animal hospitals in retail stores and other distribution channels such as the Internet.
     In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. However, this trend was not continued during the three and six months ended June 30, 2010 when we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of the continued depressed economic conditions in the United States, and to a lesser extent the impact of changes in our overall business environment on the mix of tests performed.
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
     Our combined Animal Hospital gross margin decreased to 18.3% for the three months ended June 30, 2010 and to 17.6% for the six months ended June 30, 2010 as compared to 20.3% and 19.3% in the prior year periods. Our same-store gross margin decreased to 18.6% for the three months ended June 30, 2010 and to 18.2% for the six months ended June 30, 2010 as compared to 20.4% and 19.5% for the comparable prior year periods.
     The decrease in same-store gross margin for the three months ended June 30, 2010 was primarily due to the decline in same-store revenue compounded by increases in medical supply costs, laboratory expenses and overall increases in office and administration and depreciation and amortization expenses. The combined Animal Hospital gross margin was further impacted by the lower gross margins from our acquired animal hospitals. The same-store margin for the six months ended June 30, 2010 was also impacted by the increases in the aforementioned costs partially offset by a decrease in labor costs due to our cost control measures.
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
Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Change	2010	2009	%Change
Revenue	$82,972	$83,176	(0.2)%	$161,152	$161,038	0.1%
Gross profit	$40,556	$41,074	(1.3)%	$77,084	$77,105	0.0%
Gross margin	48.9%	49.4%		47.8%	47.9%
     Laboratory revenue decreased $204,000 for the three months ended June 30, 2010 and increased $114,000 for the six months ended June 30, 2010 as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Change	2010	2009	%Change
Internal growth:
Number of requisitions (1)	3,563	3,664	(2.8)%	6,769	6,939	(2.4)%
Average revenue per requisition (2)	$23.22	$22.70	2.3%	$23.75	$23.21	2.3%

Total internal revenue (1)	$82,735	$83,176	(0.5)%	$160,728	$161,038	(0.2)%
Acquired revenue (3)	237	—		424	—

Total	$82,972	$83,176	(0.2)%	$161,152	$161,038	0.1%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the current year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.
     The decrease in Laboratory revenue for the three months ended June 30, 2010 was due to a decrease in internal revenue attributable to a decline in volume mostly offset by increases in average revenue per requisition. The decrease in volume is associated with overall increased competition and the aforementioned economic conditions. The Laboratory revenue for the six months ended June 30, 2010 showed marginal improvement as acquired laboratory revenues more than offset the internal revenue decline.
     Requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in internal requisitions, increased competition and the economic environment continue to impact requisitions.
     The average revenue per requisition increased slightly for the three and six months ended June 30, 2010 as compared to prior year periods due to price increases which ranged from 3% to 4% in both February 2010 and February 2009. The price increases were largely offset by other factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, and a decrease in higher-priced tests as a result of the current economic environment.
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
     Our Laboratory gross margin decreased slightly to 48.9% and 47.8% for the three and six months ended June 30, 2010, respectively, as compared to 49.4% and 47.9% in the prior year comparable periods. The gross margin decreased comparable to the prior year periods as decreases in labor costs and other laboratory operating costs were more than offset by increases in transportation costs.
Medical Technology Segment
     The following table summarizes revenue and gross profit for our Medical Technology segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%Change	2010	2009	%Change
Revenue	$14,602	$10,263	42.3%	$30,399	$19,048	59.6%
Gross profit	$4,347	$3,525	23.3%	$9,178	$6,753	35.9%
Gross margin	29.8%	34.3%		30.2%	35.5%
     Medical Technology revenue increased $4.3 million for the three months ended June 30, 2010 and $11.4 million for the six months ended June 30, 2010 as compared to the prior year comparable periods. The increases were due to increases in the unit sales of each of our digital radiography equipment product lines partially due to our ability to integrate the Eklin product line. In addition, we experienced an overall increase in revenue per unit due to a shift in product mix. Customer service revenue and ultrasound sales also increased during the three and six months ended June 30, 2010. Medical Technology revenue also benefited from a change in our revenue recognition policy due to the implementation of new accounting guidance. See Note 3, Multiple-Deliverable Revenue Arrangements.

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
     Medical Technology gross profit increased $822,000 for the three months ended June 30, 2010 and $2.4 million for the six months ended June 30, 2010 as compared to the prior year comparable periods. Gross margin decreased to 29.8% and 30.2% for the three and six months ended June 30, 2010, respectively, as compared to 34.3% and 35.5% in the prior year comparable periods. The increase in gross profit is attributable to the increase in revenue as discussed above. The decline in gross margin was due to an increase in ultrasound equipment sales and the integration of the Eklin product line, which carry lower margins.
Intercompany Revenue
     Laboratory revenue for the three and six months ended June 30, 2010 included intercompany revenue of $9.7 million and $18.5 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three and six months ended June 30, 2010 included intercompany revenue of $1.5 million and $2.7 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009			2010		2009
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$5,673	2.1%	$5,378	2.1%	5.5%	$11,260	2.2%	$10,762	2.2%	4.6%
Laboratory	6,527	7.9%	5,644	6.8%	15.6%	12,681	7.9%	11,211	7.0%	13.1%
Medical Technology (1)	3,404	23.3%	2,394	23.3%	42.2%	6,919	22.8%	5,206	27.3%	32.9%
Corporate	25,441	7.2%	9,525	2.8%	167.1%	36,325	5.3%	18,679	2.8%	94.5%

Total SG&A (1)	$41,045	11.6%	$22,941	6.7%	78.9%	$67,185	9.8%	$45,858	6.9%	46.5%

(1)	Prior year amounts have been reclassified to conform to the current year’s presentation.
     Consolidated SG&A increased $18.1 million for the three months ended June 30, 2010 and $21.3 million for the six months ended June 30, 2010 primarily due to the accrual of $14.5 million in estimated future consulting and SERP expenses to be incurred in accordance with consulting and SERP agreements entered into on June 30, 2010, see Note 12, Commitment and Contingencies, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q and due to $872,000 in acquisition transaction costs related to Pet DRx Corporation and increases in other legal costs, higher research and development costs in our Laboratory segment and additional costs incurred as a result of the continuing integration of Eklin in our Medical Technology segment.

Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2010		2009			2010		2009
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$43,390	16.2%	$47,626	18.2%	(8.9)%	$79,496	15.5%	$85,665	17.1%	(7.2)%
Laboratory (1)	34,029	41.0%	35,405	42.6%	(3.9)%	64,402	40.0%	65,867	40.9%	(2.2)%
Medical Technology (1)	929	6.4%	1,126	11.0%	(17.5)%	2,205	7.3%	1,541	8.1%	43.1%
Corporate	(25,448)		(14,809)		71.8%	(36,332)		(23,971)		51.6%
Intercompany	(447)		(384)		16.4%	(688)		(638)		7.8%

Total operating income	$52,453	14.8%	$68,964	20.0%	(23.9)%	$109,083	15.9%	$128,464	19.4%	(15.1)%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment, (see Note 11, Lines of Business). The reclassifications did not have a material impact on either segment.
     The decrease in our consolidated operating income during the three and six months ended June 30, 2010 was primarily due to the SG&A increases discussed above as well as the aforementioned decline in our Animal Hospital and Medical Technology gross profit.
Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest expense:
Senior term notes	$2,326	$2,573	$4,575	$5,160
Interest rate hedging agreements	—	2,727	382	5,972
Capital leases and other	559	569	1,123	1,149
Amortization of debt costs	107	121	239	241

	2,992	5,990	6,319	12,522
Interest income	(214)	(264)	(374)	(678)

Total interest expense, net of interest income	$2,778	$5,726	$5,945	$11,844

     The decrease in net interest expense for the three and six months ended June 30, 2010 was attributable to a decrease in the overall weighted average interest rate primarily due to the gradual expiration of all of our higher cost fixed-rate swap agreements during the last twelve months.

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
     At June 30, 2010, our consolidated cash and cash equivalents totaled $193.8 million, representing an increase of $48.6 million as compared to December 31, 2009. Cash flows generated from operating activities totaled $111.3 million in the six months ended June 30, 2010, representing an increase of $1.1 million as compared to the six months ended June 30, 2009.
     We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions from internally generated cash flows and we expect to continue to do so in the future. During the quarter ended June 30, 2010, our $75.0 million revolving credit facility expired and we have not entered into any new agreements. The remaining principal payments on our senior-term notes are payable within one year of the June 30, 2010 balance sheet date; accordingly all remaining senior-term note balances are included in the current portion of long-term debt in our condensed, consolidated balance sheet. We are currently in discussions regarding new senior credit facilities consisting of a senior secured term loan and a senior secured revolving credit facility, the proceeds of which will be used, among other things, to refinance our existing senior-term notes. We anticipate the refinance will occur during the third quarter of 2010. However, the availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. A material adverse change in market conditions or our operations could result in a decision to defer the closing of the refinancing or could have an adverse impact on the availability of such financing on favorable terms.
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
     For the year ended December 31, 2010, we expect to spend $110 million to $120 million, excluding real estate, related to the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations and as a consequence, our actual number of acquisitions and cash expenditures may be more or less than amounts currently estimated. From January 1, 2010 through June 30, 2010, we spent $19.4 million in connection with the acquisition of eleven animal hospitals, as well as $1.3 million for the related real estate. Also, at June 30, 2010 we were under contract to purchase Pet DRx for $41.3 million. In addition, we expect to spend approximately $65.0 million in 2010 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $28.0 million had been expended at June 30, 2010.
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
     We expect that our long-term cash flow from operations will not be sufficient to repay our long-term debt when it comes due in May 2011; we currently anticipate refinancing our senior-term debt during the third quarter of 2010. See Note 7, Fair Value Measurements, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.
   Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2010, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
     At June 30, 2010, we had a fixed-charge coverage ratio of 1.63 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At June 30, 2010, we had a leverage ratio of 1.95 to 1.00, which was in compliance with the required ratio of no more than 2.75 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$111,336	$110,199
Investing activities	(49,722)	(57,353)
Financing activities	(13,032)	(2,892)
Effect of currency exchange rate changes on cash and cash equivalents	(6)	(18)

Increase in cash and cash equivalents	48,576	49,936
Cash and cash equivalents at beginning of period	145,181	88,959

Cash and cash equivalents at end of period	$193,757	$138,895

  Cash Flows from Operating Activities
     Net cash provided by operating activities increased $1.1 million in the six months ended June 30, 2010 as compared to the prior year comparable period. This increase was primarily due to positive changes in working capital as compared to the comparable prior year period, in addition to decreases in cash paid for interest due to the expiration of our interest-rate swap agreements, partially offset by an increase in cash paid for taxes.

  Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Variance
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(19,350)	$(24,928)	$5,578	(1)
Other	(994)	(3,216)	2,222	(2)

Total cash used for acquisitions	(20,344)	(28,144)	7,800
Property and equipment additions	(27,925)	(25,208)	(2,717	)(3)
Real estate acquired with acquisitions	(1,300)	(3,828)	2,528	(4)
Proceeds from sale of assets	9	108	(99)
Other	(162)	(281)	119

Net cash used in investing activities	$(49,722)	$(57,353)	$7,631

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The decrease in cash used for acquisitions—other relates to timing differences in pay-outs of holdbacks.

(3)	The increase in cash used to acquire property and equipment was related to increased maintenance and expansion of our animal hospitals and laboratory facilities.

(4)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The decrease in cash used to acquire real estate is due to a decrease in the number of opportunities that met our selective criteria.
  Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Variance
Financing Cash Flows:
Repayment of debt	$(12,859)	$(3,899)	$(8,960	)(1)
Distributions to noncontrolling interest partners	(2,021)	(1,493)	(528	)(2)
Proceeds from stock options exercises	3,770	2,895	875	(3)
Excess tax benefits from stock options	331	154	177
Stock repurchases	(2,253)	(549)	(1,704	)(4)

Net cash used in financing activities	$(13,032)	$(2,892)	$(10,140)

(1)	The cash used for repayment of debt increased $9.0 million due primarily to the payment of excess cash flows. See discussion above under Future Cash Flows.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(3)	The number of stock option exercises has increased in comparison to the prior year related to the increase in the market price of our stock during the six months ended June 30, 2010 and the expiration of certain stock options in the near term.

(4)	The stock repurchases for the six months ended June 30, 2010 and June 30, 2009 represents employee stock delivered at vesting to pay for income taxes owed by the employee.

Off-Balance-Sheet Arrangements
     Other than operating leases, as of June 30, 2010 we do not have any off-balance-sheet financing arrangements.
Interest Rate Swap Agreements
     As of March 31, 2010, all of our interest rate swap agreements had expired. We did not enter into any new agreements during the quarter ended June 30, 2010.
     In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.
Description of Indebtedness
  Senior Credit Facility
     At June 30, 2010, we had $505.4 million principal amount outstanding under our senior-term notes and no borrowings outstanding under our revolving credit facility.
     We pay interest on our senior-term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 1.50% per annum.
     The senior-term notes mature in May 2011 and the revolving credit facility expired in May 2010. We did not renew our revolving credit facility; however, we currently anticipate refinancing our senior-term debt during the third quarter of 2010. See Note 7, Fair Value Measurements, in our condensed consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.
  Other Debt and Capital Lease Obligations
     At June 30, 2010, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $26.8 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2010, we had borrowings of $505.4 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. There has been no change in our assessment of the impact of changes on interest expense for fluctuation in LIBOR since the year ended December 31, 2009.
     In the future, we may enter into interest rate strategies to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies may be or their possible impact.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting relating to significant, material non-routine transactions. Our controls over such transactions require an analysis and review of any such transaction. We did not consistently perform such an analysis and review as required by our policy prior to finalizing our June 30th financial statements. Specifically, the executive consulting agreements were not analyzed and reviewed as required by our policy. As a result, a material adjustment to compensation expense was made to the condensed, consolidated financial statements prior to filing this Quarterly Report on Form 10-Q. Also, prior to filing this Quarterly Report on Form 10-Q, we completed the accounting analysis and review set forth in this control to ensure that our financial statements as of and for the quarter ended June 30, 2010 are fairly presented in all material respects in accordance with generally accepted accounting principles.

     During our most recent fiscal quarter, there were no changes except for the material weakness described above in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished, not filed.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2010.

Date: August 10, 2010	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.