Form 10-Q
period 2010-09-30
VCA ANTECH INC
filed 2010-11-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 86,174,866 shares as of November 2, 2010.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
September 30, 2010

Page
Number
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed, Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Condensed, Consolidated Income Statements for the Three and Nine Months Ended September 30, 2010 and 2009	2

Condensed, Consolidated Statements of Equity for the Nine Months Ended September 30, 2010 and 2009	3

Condensed, Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

Notes to Condensed, Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

Part II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signature	36

Exhibit Index	37
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$132,233	$145,181
Trade accounts receivable, less allowance for uncollectible accounts of $13,448 and $13,015 at September 30, 2010 and December 31, 2009, respectively	51,606	49,186
Inventory	34,580	32,031
Prepaid expense and other	20,785	27,242
Deferred income taxes	19,445	18,318
Prepaid income taxes	15,598	6,252

Total current assets	274,247	278,210
Property and equipment, less accumulated depreciation and amortization of $193,185 and $167,506 at September 30, 2010 and December 31, 2009, respectively	324,222	289,415
Goodwill	1,074,316	985,674
Other intangible assets, net	45,854	44,280
Notes receivable, net	6,216	5,153
Deferred financing costs, net	6,689	581
Other	31,953	24,091

Total assets	$1,763,497	$1,627,404

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$28,202	$17,195
Accounts payable	28,464	28,326
Accrued payroll and related liabilities	39,873	33,539
Other accrued liabilities	50,959	43,298

Total current liabilities	147,498	122,358
Long-term debt, less current portion	502,177	527,860
Deferred income taxes	90,089	75,197
Other liabilities	29,307	10,651

Total liabilities	769,071	736,066

Commitments and contingencies
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 86,087 and 85,584 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	86	86
Additional paid-in capital	344,895	335,114
Accumulated earnings	628,780	540,010
Accumulated other comprehensive income (loss)	347	(163)

Total VCA Antech, Inc. stockholders’ equity	974,108	875,047
Noncontrolling interests	20,318	16,291

Total equity	994,426	891,338

Total liabilities and equity	$1,763,497	$1,627,404

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$358,703	$338,562	$1,043,356	$999,288
Direct costs	273,404	247,985	781,778	729,194

Gross profit	85,299	90,577	261,578	270,094
Selling, general and administrative expense	27,105	24,695	94,290	70,553
Net loss on sale of assets	152	409	163	5,604

Operating income	58,042	65,473	167,125	193,937
Interest expense, net	3,619	4,808	9,564	16,652
Debt retirement costs	2,550	—	2,550	—
Other income	(180)	(1)	(490)	(131)

Income before provision for income taxes	52,053	60,666	155,501	177,416
Provision for income taxes	23,466	23,180	63,465	68,081

Net income	28,587	37,486	92,036	109,335
Net income attributable to noncontrolling interests	1,156	1,125	3,266	3,259

Net income attributable to VCA Antech, Inc	$27,431	$36,361	$88,770	$106,076

Basic earnings per share	$0.32	$0.43	$1.03	$1.25

Diluted earnings per share	$0.32	$0.42	$1.02	$1.23

Weighted-average shares outstanding for basic earnings per share	86,086	85,217	85,985	84,909

Weighted-average shares outstanding for diluted earnings per share	86,964	86,431	86,998	85,893

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$12,846	$723,835
Net income	—	—	—	106,076	—	3,259	109,335
Foreign currency translation adjustment	—	—	—	—	592	—	592
Unrealized gain on foreign currency, net of tax	—	—	—	—	288	—	288
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(801)	—	(801)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	4,791	—	4,791
Formation of noncontrolling interests	—	—	—	—	—	3,440	3,440
Distribution to noncontrolling interests	—	—	—	—	—	(3,018)	(3,018)
Restricted stock unit grant	—	—	1,941	—	—		1,941
Share-based compensation	—	—	5,940	—	—	—	5,940
Issuance of common stock under stock incentive plans	808	—	13,110	—	—	—	13,110
Stock repurchases	—	—	(561)	—	—	—	(561)
Tax benefit from stock options and awards	—	—	1,445	—	—	—	1,445

Balances, September 30, 2009	85,441	$85	$330,549	$514,658	$(1,482)	$16,527	$860,337

Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$16,291	$891,338
Net income	—	—	—	88,770	—	3,266	92,036
Foreign currency translation adjustment	—	—	—	—	103	—	103
Unrealized gain on foreign currency, net of tax	—	—	—	—	175	—	175
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Formation of noncontrolling interests	—	—	—	—	—	4,559	4,559
Distribution to noncontrolling interests	—	—	—	—	—	(3,314)	(3,314)
Purchase of noncontrolling interests	—	—	—	—	—	(484)	(484)
Share-based compensation	—	—	7,490	—	—	—	7,490
Issuance of common stock under stock incentive plans	503	—	4,781	—	—	—	4,781
Stock repurchases	—	—	(2,292)	—	—	—	(2,292)
Tax benefit from stock options and awards	—	—	370	—	—	—	370
Tax shortfall and other from stock options and awards	—	—	(568)	—	—	—	(568)

Balances, September 30, 2010	86,087	$86	$344,895	$628,780	$347	$20,318	$994,426

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$92,036	$109,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,387	28,986
Amortization of debt issue costs	461	363
Provision for uncollectible accounts	5,388	5,075
Debt retirement costs	2,550	—
Net loss on sale of assets	163	5,604
Share-based compensation	7,490	5,940
Deferred income taxes	10,992	16,057
Excess tax benefit from exercise of stock options	(370)	(591)
Other	(550)	(299)
Changes in operating assets and liabilities:
Accounts receivable	(7,533)	(8,312)
Inventory, prepaid expense and other assets	(1,754)	(7,820)
Accounts payable and other accrued liabilities	7,038	742
Accrued payroll and related liabilities	3,717	(4,339)
Income taxes	(9,545)	5,580

Net cash provided by operating activities	143,470	156,321

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(45,023)	(51,853)
Real estate acquired in connection with business acquisitions	(5,834)	(3,828)
Property and equipment additions	(47,675)	(38,522)
Proceeds from sale of assets	15	123
Other	188	(440)

Net cash used in investing activities	(98,329)	(94,520)

Cash flows from financing activities:
Repayment of debt	(548,560)	(5,898)
Proceeds from issuance of long-term debt	500,000	—
Payment of financing costs	(9,112)	—
Distributions to noncontrolling interest partners	(3,314)	(3,018)
Proceeds from issuance of common stock under stock option plans	4,781	13,110
Excess tax benefit from exercise of stock options	370	591
Stock repurchases	(2,292)	(561)

Net cash (used in) provided by financing activities	(58,127)	4,224

Effect of currency exchange rate changes on cash and cash equivalents	38	17

(Decrease) increase in cash and cash equivalents	(12,948)	66,042
Cash and cash equivalents at beginning of period	145,181	88,959

Cash and cash equivalents at end of period	$132,233	$155,001

Supplemental disclosures of cash flow information:
Interest paid	$9,207	$16,329
Income taxes paid	$62,018	$46,444

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$104,251	$72,303
Cash paid for acquisitions	(42,827)	(48,042)
Cash paid to bondholders	(29,532)	—
Contingent consideration	(259)	(712)
Noncash note conversion to equity interest in subsidiary	—	(5,700)

Liabilities assumed	$31,633	$17,849

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Nature of Operations
          Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
          Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2010, we operated 523 animal hospitals throughout 40 states.
          We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2010, we operated 49 laboratories of various sizes located strategically throughout the United States and Canada.
          Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
2. Basis of Presentation
          Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. For further information, refer to our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.
          Certain reclassifications have been made herein to 2009 amounts to conform to the current year presentation. For the three and nine months ended September 30, 2009, we reclassified certain business operations from our Medical Technology segment to our Laboratory segment to conform to the current year presentation; the reclassifications did not have a material impact on either of our segments.
          The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.
3. Multiple-Deliverable Revenue Arrangements
          In October 2009, the FASB issued new accounting guidance related to multiple-deliverable revenue arrangements. The new guidance was designed to result in financial reporting that better reflects the underlying economics of multiple-deliverable transactions. We early adopted the new guidance on January 1, 2010, which resulted in the more timely recognition of revenue in our Medical Technology business segment. The early adoption resulted in the recognition of approximately $1.1 million and $3.1 million in incremental revenue for the three and nine months ended September, 2010, respectively, in comparison to the revenue that would have been recognized under previous accounting guidance.

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
          The new guidance resulted in a different allocation of revenue to the deliverables in the current fiscal year, which changed the pattern and timing of revenue recognition for these elements but did not change the total revenue to be recognized for the arrangement. Revenue and gross profit increased by approximately $1.1 million and $271,000, respectively, for the three months ending September 30, 2010 and by $3.1 million and $816,000, respectively, for the nine months ending September 30, 2010, primarily as a result of the acceleration of revenue related to the delivery of the equipment in international markets.
          We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified arrangements in any given period.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets
     Goodwill
          Goodwill represents the excess of the aggregate of the consideration transferred, the fair value of any noncontrolling interest in the acquiree and for a business combination achieved in stages, the acquisition-date fair value of any previously held equity interest over the net of the fair value of identifiable assets acquired and liabilities assumed. The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2010 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2009	$861,868	$96,285	$27,521	$985,674
Goodwill acquired	83,505	7	—	83,512
Goodwill related to noncontrolling interests	3,237	—	—	3,237
Other (1)	(756)	507	2,142	1,893

Balance as of September 30, 2010	$947,854	$96,799	$29,663	$1,074,316

(1)	Other includes purchase-price adjustments which consist primarily of an adjustment to the valuation of deferred tax assets, buy-outs, earn-out payments and foreign currency translation adjustments.
     Other Intangible Assets
          In addition to goodwill, we have amortizable intangible assets at September 30, 2010 and December 31, 2009 as follows (in thousands):

	As of September 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Noncontractual customer relationships	$45,537	$(12,464)	$33,073	$38,359	$(8,077)	$30,282
Covenants not-to-compete	14,039	(7,875)	6,164	14,748	(7,785)	6,963
Favorable lease asset	5,491	(2,524)	2,967	5,406	(2,150)	3,256
Trademarks	3,704	(852)	2,852	3,362	(494)	2,868
Technology	2,189	(1,414)	775	2,209	(1,332)	877
Client lists	35	(12)	23	60	(26)	34

Total	$70,995	$(25,141)	$45,854	$64,144	$(19,864)	$44,280

          The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Aggregate amortization expense	$2,484	$2,013	$6,825	$5,643

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
4. Goodwill and Other Intangible Assets, continued
          The estimated amortization expense related to intangible assets for the remainder of 2010 and each of the succeeding years thereafter as of September 30, 2010 is as follows (in thousands):

Remainder of 2010	$2,631
2011	9,809
2012	8,715
2013	6,504
2014	5,475
Thereafter	12,720

Total	$45,854

5. Other Accrued Liabilities
          Other accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Deferred revenue	$9,397	$12,497
Holdbacks	3,236	1,640
Accrued health insurance	4,734	4,484
Deferred rent	3,326	2,989
Accrued workers’ compensation insurance	1,567	2,217
Customer deposits	3,019	3,783
Other	25,680	15,688

	$50,959	$43,298

6. Long-Term Obligations
          In August 2010, we entered into a new senior credit facility that provided $500.0 million of senior term notes and a $100.0 million revolving credit facility. The terms of the new senior credit facility are discussed in this footnote under Senior Credit Facility. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $505.4 million. In connection with the refinancing transactions, we wrote off previously deferred financing costs and paid financing costs. We incurred $9.4 million in debt retirement costs, of which approximately $2.6 million, or $1.6 million after tax were recognized as part of income from continuing operations and approximately $6.8 million were capitalized as deferred financing costs. Included in the $2.6 million of debt retirement costs included in income from continuing operations was approximately $232,000 in previously deferred financing costs that were written off as part of the transaction. The following table summarizes our long-term obligations at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Revolver	$—	$—
Senior term notes (LIBOR + 2.25%)	500,000	—
Senior term notes (LIBOR + 1.50%)	—	516,889
Other debt and capital lease obligations	30,379	28,166

Total debt obligations	530,379	545,055
Less — current portion	(28,202)	(17,195)

	$502,177	$527,860

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Long-Term Obligations, continued
     Senior Credit Facility
          In August 2010 we entered into a new senior credit facility with various lenders for $600 million of senior secured credit facilities with Bank of America, N.A. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. The senior credit facility includes $500 million of senior term notes and a $100 million revolving credit facility. The revolving credit facility allows us to borrow up to an aggregate principal amount of $100 million and may be used to borrow, on a same-day notice under a swing line, the lesser of $10 million or the aggregate unused amount of the revolving credit facility then in effect. At September 30, 2010 we had no borrowings outstanding under our revolving credit facility.
          Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:
•	the base rate (as defined below); or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 2.25% (Level III, see table below) per annum until the date of delivery of the compliance certificate and the financial statements for the period ending March 31, 2011, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

		Applicable Margin for	Applicable Revolving
Level	Leverage Ratio	Eurodollar Rate Loans	Commitment Fee %
I	> 2.75:1.00	2.75%	0.50%
II	< 2.75:1.00 and > 2.25:1.00	2.50%	0.50%
III	< 2.25:1.00 and > 1.75:1.00	2.25%	0.50%
IV	< 1.75:1.00 and > 1.25:1.00	2.00%	0.50%
V	< 1.25:1.00	1.75%	0.375%
          The base rate is a rate per annum equal to the greatest of Wells Fargo’s prime rate in effect on such day, the Federal funds effective rate in effect on such day plus 0.50% and the adjusted Eurodollar rate for a one-month interest period commencing on such day plus 1.0%. The adjusted Eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Eurocurrency liabilities.”
          Maturity and Principal Payments. The senior term notes mature on August 19, 2015. Principal payments on the senior term notes are paid quarterly in the amount of $6.3 million for the first two years beginning on December 31, 2010, quarterly payments of $9.4 million for the two years following, and quarterly payments of $12.5 million for the three quarters prior to maturity at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

2010	$6,250
2011	25,000
2012	28,125
2013	37,500
2014	40,625
Thereafter	362,500

Total	$500,000

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Long-Term Obligations, continued
          The revolving credit facility matures on August 19, 2015. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity.
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
          Debt Covenants. The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio. At September 30, 2010 we had a fixed charge coverage ratio of 1.57 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.
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
          As of the quarter ended March 31, 2010, all of our interest rate swap agreements had expired and we have not entered into any new agreements during the quarters ended June 30, 2010 and September 30, 2010.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Long-Term Obligations, continued
          The following table summarizes cash paid and ineffectiveness reported in earnings as a result of our interest rate swap agreements (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash paid (1)	$—	$1,895	$382	$7,867
Recognized loss (gain) from ineffectiveness (2)	$—	$1	$—	$(70)

(1)	Our interest rate swap agreements effectively converted a certain amount of our variable-rate debt under our senior credit facility to fixed-rate for purposes of hedging against the risk of increasing interests rates. The above table depicts cash payments to the counterparties on our swap agreements. These payments are offset by a corresponding decrease in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense, net in our condensed, consolidated income statements.

(2)	These recognized losses and gains are included in other income in our condensed, consolidated income statements.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
7. Fair Value Measurements, continued
          Long-Term Debt. We believe the carrying value of our variable-rate senior term debt at September 30, 2010 is a reasonable estimate of fair value. We believe the carrying value of our variable-rate debt at December 31, 2009 was not a reasonable estimate of fair value due to changes in the credit markets during 2009. We estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporate our credit risk.
          The following table reflects the carrying value and fair value of our long-term debt (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Variable-rate long-term debt	$500,000	$500,000	$516,889	$513,053

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

          As of September 30, 2010, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.
8. Share-Based Compensation
Stock Option Activity
          A summary of our stock option activity for the nine months ended September 30, 2010 is as follows (in thousands):

		Weighted-
		Average
	Stock	Exercise
	Options	Price
Outstanding at December 31, 2009	4,300	$16.72
Exercised	(331)	14.41
Cancelled	(48)	19.81

Outstanding at September 30, 2010	3,921	$16.88

Exercisable at September 30, 2010	3,199	$16.84

Expected to vest at September 30, 2010	689	$17.04

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation, continued
          There were no stock options granted during the nine months ended September 30, 2010. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2010 was $166,000, and $2.1 million, respectively, and the actual tax benefit realized on options exercised during these periods was $64,000 and $827,000, respectively.
          At September 30, 2010 there was $1.9 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.
          The compensation cost that has been charged against income for stock options for the three months ended September 30, 2010 and 2009 was $414,000 and $471,000, respectively. The corresponding income tax benefit recognized was $161,000 and $183,000 for the three months ended September 30, 2010 and 2009, respectively.
          The compensation cost that has been charged against income for stock options for the nine months ended September 30, 2010 and 2009 was $2.2 million and $1.5 million, respectively. The corresponding income tax benefit recognized was $872,000 and $574,000 for the nine months ended September 30, 2010 and 2009, respectively.
     Nonvested Stock Activity
          There were 240,400 nonvested common stock awards granted to employees during the three and nine months ended September 30, 2010. These awards will vest in equal annual installments over four years from the date of the grant. In addition, during the nine months ended September 30, 2010 we granted 11,104 shares of nonvested common stock to our non-employee directors, which will vest in equal annual installments over three years from the date of grant.
          Total compensation cost charged against income related to nonvested stock awards was $1.2 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $476,000 and $603,000 for the three months ended September 30, 2010 and 2009, respectively.
          Total compensation cost charged against income related to nonvested stock awards was $5.2 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $2.0 and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.
          At September 30, 2010, there was $9.8 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 3.0 years. A summary of our nonvested stock activity for the nine months ended September 30, 2010 is as follows:

		Grant Date
		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2009	691,764	$30.54
Granted	251,504	$20.56
Vested	(262,275)	$31.79
Forfeited/Canceled	(10,355)	$30.35

Outstanding at September 30, 2010	670,638	$26.31

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Share-Based Compensation, continued
     Restricted Stock Unit Activity
          Pursuant to the terms of the 2006 Equity Incentive Plan, on April 17, 2009, we awarded 84,757 restricted stock units in lieu of cash bonuses to our four senior executive officers for services performed in fiscal year 2008. Restricted stock units differ from the nonvested stock awards mentioned above in that the restricted stock units were fully vested or earned by the employee on the grant date; however, are restricted such that the participant will not have any right, title, or interest in, or otherwise be considered the owner of, any of the shares of common stock covered by the restricted stock units until such shares of common stock are settled. The restricted stock units will be settled upon the first to occur of the following: May 1, 2012, the date of the senior executive’s separation from service, death or disability, or the date of a change in control. The restricted stock units had a grant date fair value of $22.90 per share resulting in a total value of $1.9 million and the grant was reported as a non-cash financing activity for the September 30, 2009 period. There were no restricted stock grants for the September 30, 2010 period.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to VCA Antech, Inc	$27,431	$36,361	$88,770	$106,076

Weighted-average common shares outstanding:
Basic	86,086	85,217	85,985	84,909
Effect of dilutive potential common shares:
Stock options	632	951	812	779
Nonvested shares	246	263	201	205

Diluted	86,964	86,431	86,998	85,893

Basic earnings per share	$0.32	$0.43	$1.03	$1.25

Diluted earnings per share	$0.32	$0.42	$1.02	$1.23

          For the three months ended September 30, 2010 and 2009, potential common shares of 1,162,389 and 9,111, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
          For the nine months ended September 30, 2010 and 2009, potential common shares of 13,919 and 1,227,008, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
10. Comprehensive Income
          Total comprehensive income consists of net income and the other comprehensive income during the three and nine months ended September 30, 2010 and 2009. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$28,587	$37,486	$92,036	$109,335
Other comprehensive income:
Foreign currency translation adjustments	172	415	103	592
Unrealized gain on foreign currency	364	316	287	473
Tax expense	(142)	(124)	(112)	(185)
Unrealized loss on hedging instruments	—	(245)	(2)	(1,315)
Tax benefit	—	96	1	514
Losses on hedging instruments reclassified to income	—	1,895	382	7,867
Tax benefit	—	(741)	(149)	(3,076)

Other comprehensive income	394	1,612	510	4,870

Total comprehensive income	28,981	39,098	92,546	114,205
Comprehensive income attributable to noncontrolling interests	1,156	1,125	3,266	3,259

Comprehensive income attributable to VCA Antech, Inc	$27,825	$37,973	$89,280	$110,946

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued
          The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory (1)	Technology (1)	Corporate	Eliminations	Total (1)
Three Months Ended September 30, 2010
External revenue	$276,739	$67,872	$14,092	$—	$—	$358,703
Intercompany revenue	—	9,420	3,314	—	(12,734)	—

Total revenue	276,739	77,292	17,406	—	(12,734)	358,703
Direct costs	230,113	42,579	12,152	—	(11,440)	273,404

Gross profit	46,626	34,713	5,254	—	(1,294)	85,299
Selling, general and administrative expense	5,599	6,804	3,731	10,971	—	27,105
Net loss on sale and disposal of assets	114	20	17	1	—	152

Operating income (loss)	$40,913	$27,889	$1,506	$(10,972)	$(1,294)	$58,042

Depreciation and amortization	$8,258	$2,464	$606	$616	$(263)	$11,681
Capital expenditures	$16,969	$1,599	$428	$1,394	$(640)	$19,750

Three Months Ended September 30, 2009
External revenue	$257,385	$69,712	$11,465	$—	$—	$338,562
Intercompany revenue	—	8,167	1,850	—	(10,017)	—

Total revenue	257,385	77,879	13,315	—	(10,017)	338,562
Direct costs	206,172	41,976	9,247	—	(9,410)	247,985

Gross profit	51,213	35,903	4,068	—	(607)	90,577
Selling, general and administrative expense	5,162	5,621	3,753	10,159	—	24,695
Net loss on sale and disposal of assets	400	1	1	7	—	409

Operating income (loss)	$45,651	$30,281	$314	$(10,166)	$(607)	$65,473

Depreciation and amortization	$6,777	$2,377	$603	$603	$(214)	$10,146
Capital expenditures	$10,571	$2,388	$347	$557	$(549)	$13,314

(1)	Certain prior year amounts have been reclassified to reflect the transfer of certain business operations to the Laboratory segment from the Medical Technology segment. The reclassifications did not have a material impact on either of our segments.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
11. Lines of Business, continued

	Animal		Medical		Intercompany
	Hospital	Laboratory (1)	Technology (1)	Corporate	Eliminations	Total (1)
Nine Months Ended September 30, 2010
External revenue	$791,002	$210,531	$41,823	$—	$—	$1,043,356
Intercompany revenue	—	27,913	5,982	—	(33,895)	—

Total revenue	791,002	238,444	47,805	—	(33,895)	1,043,356
Direct costs	653,671	126,647	33,373	—	(31,913)	781,778

Gross profit	137,331	111,797	14,432	—	(1,982)	261,578
Selling, general and administrative expense	16,859	19,485	10,650	47,296	—	94,290
Net loss on sale and disposal of assets	63	21	71	8	—	163

Operating income (loss)	$120,409	$92,291	$3,711	$(47,304)	$(1,982)	$167,125

Depreciation and amortization	$23,240	$7,273	$1,812	$1,815	$(753)	$33,387
Capital expenditures	$39,946	$3,937	$634	$4,579	$(1,421)	$47,675

Nine Months Ended September 30, 2009
External revenue	$757,030	$213,987	$28,271	$—	$—	$999,288
Intercompany revenue	—	24,930	4,092	—	(29,022)	—

Total revenue	757,030	238,917	32,363	—	(29,022)	999,288
Direct costs	609,520	125,909	21,542	—	(27,777)	729,194

Gross profit	147,510	113,008	10,821	—	(1,245)	270,094
Selling, general and administrative expense	15,924	16,832	8,959	28,838	—	70,553
Net loss on sale and disposal of assets	270	28	7	5,299	—	5,604

Operating income (loss)	$131,316	$96,148	$1,855	$(34,137)	$(1,245)	$193,937

Depreciation and amortization	$19,636	$6,865	$1,327	$1,759	$(601)	$28,986
Capital expenditures	$29,447	$6,506	$665	$3,235	$(1,331)	$38,522

At September 30, 2010
Total assets	$1,290,635	$214,191	$71,101	$202,555	$(14,985)	$1,763,497

At December 31, 2009
Total assets	$1,158,891	$207,043	$71,019	$201,024	$(10,573)	$1,627,404

(1)	Certain prior year amounts have been reclassified to reflect the transfer of certain business operations to the Laboratory segment from the Medical Technology segment. The reclassifications did not have a material impact on either of our segments.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
12. Commitments and Contingencies
          We have certain commitments, including operating leases and purchase agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. We also have contingencies as follows:
     a. Earn-Out Payments
          We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, at September 30, 2010, we will be obligated to pay an additional $1.3 million. We adopted new accounting guidance regarding business combinations for acquisitions with acquisition dates of January 1, 2009 or later. Under the new guidance contingent consideration, such as earn-out liabilities, are now recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.
     b. Other Contingencies
          We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
13. Subsequent Events
     On November 1, 2010, we acquired the remaining 29.6% interest in Pet DRx Corporation (“Pet DRx”), a provider of veterinary primary care and specialized services to companion animals. The acquisition expands our presence in the California market. Under the agreement we acquired Pet DRx for a total purchase price of $41.3 million of which approximately $4.1 million was disbursed subsequent to the quarter ended September 30, 2010. The results of Pet DRx are reported within our Animal Hospital segment.

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
          The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 8, 2010, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after November 8, 2010 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
          We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2010, our animal hospital network consisted of 523 animal hospitals in 40 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2010, our Laboratory network consisted of 49 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
Executive Overview
          During the three and nine months ended September 30, 2010, the slow pace of the economic recovery continued to impact organic revenue growth in both our Animal Hospital and Laboratory business segments. We achieved an increase in consolidated revenue through acquired animal hospitals and internal revenue growth in our Medical Technology business segment. Our Animal Hospital same-store revenue declined 4.0% and 2.5% for the three and nine months ended September 30, 2010, respectively. Our Laboratory internal revenue declined 0.9% and 0.4% for the three and nine months ended September 30, 2010. Our overall earnings for the quarter and year-to-date included $2.6 million, or $1.6 million net of tax, in costs related to the refinancing of our long-term debt and $5.4 million, or $3.5 million net of tax, related to additional state tax payments required as a result of a tax settlement reached during the quarter. The nine months ended

September 30, 2010 was also affected by the impact of charges for executive compensation related to consulting agreements entered into during the second quarter.
     Refinancing Transactions
          On August 19, 2010 we refinanced our senior credit facility. The new senior credit facility provides for $500 million of senior term notes and a $100 million revolving credit facility. Both the senior term notes and the revolving credit facility are priced at LIBOR plus 225 basis points, a 75 basis point increase from our previous credit facility, see Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion of applicable interest rates on our new debt. In conjunction with these refinancing transactions, we incurred $9.4 million in debt retirement costs of which approximately $2.6 million, or $1.6 million after tax were recognized as part of income from continuing operations for the three and nine months ended September 30, 2010 and the remaining $6.8 million were capitalized as deferred financing costs which will be amortized over the term of the credit facility. Included in the $2.6 million of debt retirement costs included in income from continuing operations was approximately $232,000 of previously deferred financing costs that were written off as part of the transaction.
     Acquisitions and Facilities
          Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $110 million to $120 million, inclusive of Pet DRx Corporation, of annualized Animal Hospital revenue by the end of 2010. We also evaluate the acquisition of animal hospital chains and laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2010:

Animal Hospitals:
Beginning of period	489
Acquisitions	40
Sold, closed or merged	(6)

End of period	523

Laboratories:
Beginning of period	47
Acquisitions	—
Acquisitions relocated into our existing laboratories	(1)
Created	3

End of period	49

          The following table summarizes the aggregate consideration for the 17 independent animal hospitals and three laboratories acquired during the nine months ended September 30, 2010, and the allocation of the purchase price (in thousands):

Consideration:
Cash (1)	$38,294
Contingent consideration	259

Fair value of total consideration transferred	$38,553

Allocation of the Purchase Price:
Tangible assets	$2,425
Identifiable intangible assets	5,614
Goodwill (2)	34,208
Other liabilities assumed	(3,694)

Total	$38,553

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $24.4 million of the goodwill recorded for these acquisitions as of September 30, 2010 will be fully deductible for income tax purposes.
          In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our acquisition of animal hospitals totaling $5.8 million for the nine months ended September 30, 2010.
     Acquisition of Pet DRx Corporation
          On July 1, 2010, we acquired a 70.4% interest in Pet DRx Corporation (“Pet DRx”), a provider of veterinary primary care and specialized services to companion animals. Pet DRx operated 23 animal hospitals in California at the time of its acquisition. The acquisition expands our presence in the California market. We acquired the remaining portion of Pet DRx in November 2010. The aggregate purchase price in both steps was $41.3 million. Our condensed, consolidated financial statements reflect the operating results of Pet DRx since July 1, 2010.
          The following table summarizes the purchase price in the first step of the Pet DRx acquisition and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash paid to bondholders	$29,532
Cash paid to shareholders	$4,520

Fair value of total consideration transferred	$34,052

Allocation of the Purchase Price:
Tangible assets	$7,668
Identifiable intangible assets	3,074
Goodwill (1)	51,908
Other liabilities assumed	(25,428)

Total	37,222
Noncontrolling interest	(3,170)

$34,052

Acquisition-related costs (included in selling, general and administrative expense in our income statement for the three months ended September 30, 2010)	$1,236

Acquisition-related costs (included in selling, general and administrative expense in our income statement for the nine months ended September 30, 2010)	$2,108

(1)	As of September 30, 2010, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.
          The allocation of the purchase price is preliminary because certain events have not occurred or have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities.
          The purchase price paid in the second step of the Pet DRx acquisition will be first reflected in our financial statements for the fourth quarter 2010.
Critical Accounting Policies
          Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2009 Annual Report on Form 10-K. During the quarter ended March 31, 2010, we implemented new accounting guidance related to multiple-deliverable revenue arrangements. Other than the changes to our revenue recognition policies there have been no other material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2010.

     Medical Technology Revenue
          We sell our digital radiography imaging equipment with multiple elements, including hardware, software licenses and/or services. Under new accounting guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are now accounted for under the FASB’s guidance pertaining to multiple-deliverable revenue arrangements. These types of arrangements were previously accounted for under software accounting guidance. Accordingly, we now account for our digital radiography imaging equipment under this revised guidance.
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
Consolidated Results of Operations
          The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Animal Hospital	77.1%	76.0%	75.8%	75.8%
Laboratory	21.5	23.1	22.9	23.9
Medical Technology	4.9	3.9	4.6	3.2
Intercompany	(3.5)	(3.0)	(3.3)	(2.9)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	76.2	73.2	74.9	73.0

Gross profit	23.8	26.8	25.1	27.0
Selling, general and administrative expense	7.6	7.4	9.0	7.1
Net loss on sale of assets	—	0.1	0.1	0.5

Operating income	16.2	19.3	16.0	19.4
Interest expense, net	1.0	1.4	0.9	1.6
Debt retirement costs	0.7	—	0.2	—

Income before provision for income taxes	14.5	17.9	14.9	17.8
Provision for income taxes	6.5	6.8	6.1	6.9

Net income	8.0	11.1	8.8	10.9
Net income attributable to noncontrolling interests	0.4	0.4	0.3	0.3

Net income attributable to VCA Antech, Inc	7.6%	10.7%	8.5%	10.6%

     Revenue
          The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009			2010		2009
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Animal Hospital	$276,739	77.1%	$257,385	76.0%	7.5%	$791,002	75.8%	$757,030	75.8%	4.5%
Laboratory (1)	77,292	21.5%	77,879	23.1%	(0.8)%	238,444	22.9%	238,917	23.9%	(0.2)%
Medical Technology (1)	17,406	4.9%	13,315	3.9%	30.7%	47,805	4.6%	32,363	3.2%	47.7%
Intercompany	(12,734)	(3.5)%	(10,017)	(3.0)%	27.1%	(33,895)	(3.3)%	(29,022)	(2.9)%	16.8%

Total revenue	$358,703	100.0%	$338,562	100.0%	5.9%	$1,043,356	100.0%	$999,288	100.0%	4.4%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.
          Consolidated revenue increased $20.1 million for the three months ended September 30, 2010 and $44.1 million for the nine months ended September 30, 2010 as compared to the same periods in the prior year. The increase was attributable to revenue from acquired animal hospitals and increased revenue from our Medical Technology business segment. The increase was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store revenue declined 4.0% and 2.5% for the three and nine months ended September 30, 2010, respectively. As mentioned previously, our organic growth rates were impacted by the slow pace of the economic recovery.
     Gross Profit
          The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009			2010		2009
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Animal Hospital	$46,626	16.8%	$51,213	19.9%	(9.0)%	$137,331	17.4%	$147,510	19.5%	(6.9)%
Laboratory (1)	34,713	44.9%	35,903	46.1%	(3.3)%	111,797	46.9%	113,008	47.3%	(1.1)%
Medical Technology (1)	5,254	30.2%	4,068	30.6%	29.2%	14,432	30.2%	10,821	33.4%	33.4%
Intercompany	(1,294)		(607)			(1,982)		(1,245)

Total gross profit	$85,299	23.8%	$90,577	26.8%	(5.8)%	$261,578	25.1%	$270,094	27.0%	(3.2)%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.
          Consolidated gross profit decreased $5.3 million for the three months ended September 30, 2010 and $8.5 million for the nine months ended September 30, 2010 as compared to the same periods in the prior year. The decrease was primarily due to a decline in Animal Hospital same-store revenue and a decline in both acquired and same-store Animal Hospital gross margins and to a lesser extent a decline in internal revenue and gross margin in our Laboratory segment. The decreases in our gross margin for the three and nine months ended September 30, 2010 was partially offset by increased gross profit in our Medical Technology segment from increased sales.

Segment Results
     Animal Hospital Segment
          The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	Change
Revenue	$276,739	$257,385	7.5%	$791,002	$757,030	4.5%
Gross profit	$46,626	$51,213	(9.0)%	$137,331	$147,510	(6.9)%
Gross margin	16.8%	19.9%		17.4%	19.5%
          Animal Hospital revenue increased $19.4 million for the three months ended September 30, 2010 and $34.0 million for the nine months ended September 30, 2010 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Same-store facilities:
Orders (1)	1,596	1,680	(5.0)%	4,585	4,804	(4.6)%
Average revenue per order (2)	$153.69	$152.10	1.0%	$155.85	$152.56	2.2%

Same-store revenue (1)	$245,330	$255,506	(4.0)%	$714,532	$732,870	(2.5)%
Business day adjustment (3)	1,591	—		1,614	—
Net acquired revenue (4)	29,818	1,879		74,856	24,160

Total	$276,739	$257,385	7.5%	$791,002	$757,030	4.5%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The business day adjustment reflects the impact of one additional business day in 2010 as compared to 2009 for both periods presented.

(4)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2009 for the three month analysis and January 1, 2009 for the nine month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
          We believe that factors contributing to the continued decline in our volume of same-store orders during the three and nine months ended September 30, 2010 include the continued impact of the current economic environment and the wide availability of many pet-related products, traditionally sold in our animal hospitals, in retail stores and other distribution channels such as the Internet.
          In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. However, this trend did not continue during the three and nine months ended September 30, 2010 when we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.
          Price increases also contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in February of each year; however, price increases in 2010 have generally ranged between 2% and 3%.
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
          Our combined Animal Hospital gross margin decreased to 16.8% for the three months ended September 30, 2010 and to 17.4% for the nine months ended September 30, 2010 as compared to 19.9% and 19.5% in the prior year periods. Our same-store gross margin decreased to 17.3% for the three months ended September 30, 2010 and to 18.0% for the nine months ended September 30, 2010 as compared to 20.0% and 19.7% for the prior year periods.
          The decrease in same-store gross margin for the three and nine months ended September 30, 2010 was primarily due to the decline in same-store revenue compounded by increases in compensation costs, including health insurance, marketing, and depreciation and amortization expense. The combined Animal Hospital gross margin was further impacted by the lower gross margin from our acquired animal hospitals.
          Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities. Subsequently, we have improved the lower gross margin at our acquired animal hospitals, in the aggregate, by improving animal hospital revenue, reducing costs and/or increasing operating leverage.
     Laboratory Segment
          The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Revenue	$77,292	$77,879	(0.8)%	$238,444	$238,917	(0.2)%
Gross profit	$34,713	$35,903	(3.3)%	$111,797	$113,008	(1.1)%
Gross margin	44.9%	46.1%		46.9%	47.3%
          Laboratory revenue decreased $587,000 for the three months ended September 30, 2010 and $473,000 for the nine months ended September 30, 2010 as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Internal growth:
Number of requisitions (1)	3,232	3,332	(3.0)%	10,001	10,271	(2.6)%
Average revenue per requisition (2)	$23.89	$23.37	2.2%	$23.79	$23.26	2.3%

Total internal revenue (1)	$77,209	$77,879	(0.9)%	$237,938	$238,917	(0.4)%
Acquired revenue (3)	83	—		506	—

Total	$77,292	$77,879	(0.8)%	$238,444	$238,917	(0.2)%

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
          The decrease in Laboratory revenue for the three and nine months ended September 30, 2010 was due to a decrease in internal revenue attributable to a decline in volume partially offset by increases in average revenue per requisition. In prior years requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in internal requisitions, the economic environment and increased competition continue to impact requisitions in the current year.
          The average revenue per requisition increased slightly for the three and nine months ended September 30, 2010 as compared to prior year periods due to price increases which ranged from 3% to 4% in both February 2010 and February 2009. The price increases were offset by other factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, and a decrease in higher-priced tests as a result of the current economic environment.
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
          Our Laboratory gross margin decreased to 44.9% and 46.9% for the three and nine months ended September 30, 2010, respectively, as compared to 46.1% and 47.3% in the prior year periods. The decreases in gross margin are primarily due to revenue declines, as well as increases in transportation costs from added routes and pick-ups, and increased costs from added laboratory locations, which typically experience higher costs as a percentage of revenue in the first years of operation.
     Medical Technology Segment
          The following table summarizes revenue and gross profit for our Medical Technology segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Revenue	$17,406	$13,315	30.7%	$47,805	$32,363	47.7%
Gross profit	$5,254	$4,068	29.2%	$14,432	$10,821	33.4%
Gross margin	30.2%	30.6%		30.2%	33.4%
          Medical Technology revenue increased $4.1 million for the three months ended September 30, 2010 and $15.4 million for the nine months ended September 30, 2010 as compared to the prior year periods. The increases for the three months ended September 30, 2010 were due to increases in the unit sales of each of our digital radiography equipment product lines and ultrasound equipment sales. The increases for the nine months ended September 30, 2010 were due to the above mentioned increases in digital radiography equipment sales, partially due to the July 1, 2009 Eklin acquisition and increased customer service and ultrasound equipment sales. Medical Technology revenue also benefited from a change in our revenue recognition policy due to the implementation of new accounting guidance. See Note 3, Multiple-Deliverable Revenue Arrangements.
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
          Medical Technology gross profit increased $1.2 million for the three months ended September 30, 2010 and $3.6 million for the nine months ended September 30, 2010 as compared to the prior year periods. Gross margin decreased to 30.2% for the three and nine months ended September 30, 2010 as compared to 30.6% and 33.4% in the prior year periods.

The increase in gross profit is attributable to the increase in revenue as discussed above. The decline in gross margin for the three and nine months ended September 30, 2010 was due to changes in product mix.
     Intercompany Revenue
          Laboratory revenue for the three and nine months ended September 30, 2010 included intercompany revenue of $9.4 million and $27.9 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three and nine months ended September 30, 2010 included intercompany revenue of $3.3 million and $6.0 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
     Selling, General and Administrative Expense
          The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009			2010		2009
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$5,599	2.0%	$5,162	2.0%	8.5%	$16,859	2.1%	$15,924	2.1%	5.9%
Laboratory	6,804	8.8%	5,621	7.2%	21.0%	19,485	8.2%	16,832	7.0%	15.8%
Medical Technology (1)	3,731	21.4%	3,753	28.2%	(0.6)%	10,650	22.3%	8,959	27.7%	18.9%
Corporate	10,971	3.1%	10,159	3.0%	8.0%	47,296	4.5%	28,838	2.9%	64.0%

Total SG&A (1)	$27,105	7.6%	$24,695	7.4%	9.8%	$94,290	9.0%	$70,553	7.1%	33.6%

(1)	Prior year amounts have been reclassified to conform to the current year’s presentation.
          Consolidated SG&A increased $2.4 million for the three months ended September 30, 2010 and $23.7 million for the nine months ended September 30, 2010. The three and nine months ended September 30, 2010 included transaction costs of $1.2 million and $2.1 million, respectively, related to the Pet DRx acquisition. The nine months ended September 30, 2010 also included $14.5 million in estimated consulting and SERP expenses to be paid in accordance with consulting and SERP agreements entered into on June 30, 2010. Excluding these costs, consolidated SG&A increased $1.2 million and $7.1 million, respectively, for the three and nine months ended September 30, 2010. SG&A increases for the three and nine months ended September 30, 2010 were attributable to increased research and development costs and costs incurred to support the efforts of the sales team in our Laboratory segment. Additional SG&A increases for the nine months ended September 30, 2010 were primarily due to increases in other legal costs and costs incurred as a result of the continuing integration of Eklin in our Medical Technology segment.
     Operating Income
          The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010		2009			2010		2009
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$40,913	14.8%	$45,651	17.7%	(10.4)%	$120,409	15.2%	$131,316	17.3%	(8.3)%
Laboratory (1)	27,889	36.1%	30,281	38.9%	(7.9)%	92,291	38.7%	96,148	40.2%	(4.0)%
Medical Technology (1)	1,506	8.7%	314	2.4%	379.6%	3,711	7.8%	1,855	5.7%	100.1%
Corporate	(10,972)		(10,166)		7.9%	(47,304)		(34,137)		38.6%
Intercompany	(1,294)		(607)		113.2%	(1,982)		(1,245)		59.2%

Total operating income	$58,042	16.2%	$65,473	19.3%	(11.3)%	$167,125	16.0%	$193,937	19.4%	(13.8)%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.
          The decrease in our consolidated operating income during the three and nine months ended September 30, 2010 was primarily due to the SG&A increases discussed above as well as the aforementioned decline in our Animal Hospital and Laboratory gross profit.
     Interest Expense, Net
          The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense:
Senior term notes	$2,892	$2,406	$7,467	$7,566
Interest rate hedging agreements	—	1,895	382	7,867
Capital leases and other	732	567	1,855	1,716
Amortization of debt costs	222	122	461	363

	3,846	4,990	10,165	17,512
Interest income	(227)	(182)	(601)	(860)

Total interest expense, net of interest income	$3,619	$4,808	$9,564	$16,652

          The decrease in net interest expense for the three and nine months ended September 30, 2010 was attributable to a decrease in the overall weighted average interest rate primarily due to the gradual expiration of all of our higher cost fixed-rate swap agreements during the last twelve months.
     Provision for Income Taxes
          The effective rate for the three and nine months ended September 30, 2010 was 46.1% and 41.7%, respectively, which reflects a tax expense of $5.4 million, or $3.5 million net of tax, recognized during the quarter ended September 30, 2010 related to settlement of taxes on 2004 through 2007 taxable income.
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
          At September 30, 2010, our consolidated cash and cash equivalents totaled $132.2 million, representing a decrease of $13.0 million as compared to December 31, 2009. Cash flows generated from operating activities totaled $143.5 million in the nine months ended September 30, 2010, representing a decrease of $12.9 million as compared to the nine months ended September 30, 2009.

          We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions from internally generated cash flows and we expect to continue to do so in the future. We have access to a revolving credit facility which was entered into during the quarter ended September 30, 2010 and expires August 2015. The funds borrowed under the new senior term notes were used to retire our existing senior term notes in the principal amount of $505.4 million. The new senior term notes and revolving credit facility bear interest based on the interest rate offered to our administrative agent on the London interbank market, or LIBOR, plus a margin of 2.25% per annum.
          Historically we have been able to obtain cash from other borrowings. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
Future Cash Flows
     Short-Term
          Other than our acquisitions of certain animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flows. We anticipate that our cash on hand and net cash provided by operations will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.
          For the year ended December 31, 2010, we expect to spend $110 million to $120 million, excluding real estate, related to the acquisition of independent animal hospitals and animal hospital chains. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations and as a consequence, our actual number of acquisitions and cash expenditures may be more or less than amounts currently estimated. From January 1, 2010 through September 30, 2010, we spent $72.4 million in connection with the acquisition of 40 animal hospitals, as well as $5.8 million for the related real estate. In addition, we expect to spend approximately $65.0 million in 2010 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $47.7 million had been expended at September 30, 2010.
     Long-Term
          Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business, and acquisitions in accordance with our growth strategy. As mentioned previously under the “Executive Overview” section, we completed the refinancing of our senior credit facility. Scheduled principal payments are to be repaid quarterly, see contractual obligations table included below for detail of amounts due by year. Principal payments are scheduled to begin on December 31, 2010.
          We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, we expect that we will need to refinance such indebtedness, amend its terms to extend maturity dates, or issue common stock on our company. Our management cannot make any assurances that such refinancing or amendments, if necessary, will be available on attractive terms, if at all.
     Debt Related Covenants
          Our new senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2010, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
          At September 30, 2010, we had a fixed-charge coverage ratio of 1.57 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
          At September 30, 2010, we had a leverage ratio of 1.92 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
          The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$143,470	$156,321
Investing activities	(98,329)	(94,520)
Financing activities	(58,127)	4,224
Effect of currency exchange rate changes on cash and cash equivalents	38	17

(Decrease) increase in cash and cash equivalents	(12,948)	66,042
Cash and cash equivalents at beginning of period	145,181	88,959

Cash and cash equivalents at end of period	$132,233	$155,001

     Cash Flows from Operating Activities
          Net cash provided by operating activities decreased $12.9 million in the nine months ended September 30, 2010 as compared to the prior year period. This decrease was primarily due to lower operating income, compounded by an increase in cash paid for taxes, partially offset by a decrease in cash interest due to the expiration of our interest-rate swap agreements.
     Cash Flows from Investing Activities
          The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Variance
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(38,294)	$(35,559)	$(2,735	) (1)
Acquisition of Pet DRx .	(4,520)	—	(4,520)
Acquisition of Eklin	—	(12,483)	12,483
Other	(2,209)	(3,811)	1,602	(2)

Total cash used for acquisitions	(45,023)	(51,853)	6,830

Property and equipment additions	(47,675)	(38,522)	(9,153	) (3)
Real estate acquired with acquisitions	(5,834)	(3,828)	(2,006	) (4)
Proceeds from sale of assets	15	123	(108)
Other	188	(440)	628

Net cash used in investing activities	$(98,329)	$(94,520)	$(3,809)

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The decrease in cash used for acquisitions—other relates to timing differences in pay-outs of holdbacks.

(3)	The cash used to acquire property and equipment will vary from year to year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(4)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The increase in cash used to acquire real estate is due to real estate purchased in connection with the acquisition of animal hospitals.
     Cash Flows from Financing Activities
          The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Variance
Financing Cash Flows:
Repayment of debt	$(548,560)	$(5,898)	$(542,662	) (1)
Proceeds from issuance of long-term debt	500,000	—	500,000	(1)
Payment of financing costs	(9,112)	—	(9,112	) (1)
Distributions to noncontrolling interest partners	(3,314)	(3,018)	(296	) (2)
Proceeds from stock options exercises	4,781	13,110	(8,329	) (3)
Excess tax benefits from stock options	370	591	(221)
Stock repurchases	(2,292)	(561)	(1,731	) (4)

Net cash (used in) provided by financing activities	$(58,127)	$4,224	$(62,351)

(1)	The cash used for repayment of debt increased $542.7 million due to our August 19, 2010 debt refinance and the payoff of $29.5 million in debt related to the Pet DRx acquisition. Proceeds from the issuance of long-term debt increased also due to the August 19, 2010 debt refinance. Payments for financing costs incurred in connection with the August 19, 2010 debt refinancing. See Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(3)	The number of stock option exercises has decreased in comparison to the prior year as the prior year amount was impacted by the expiration of certain stock option grants.

(4)	The stock repurchases for the nine months ended September 30, 2010 and September 30, 2009 represents payments for employee stock delivered at vesting to pay for income taxes owed by the employee.
     Future Contractual Cash Requirements
          The following table sets forth material changes from the amounts reported in our 2009 Form 10-K to our scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of September 30, 2010 (in thousands):

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations:
Long-term debt	$500,000	$25,000	$100,000	$375,000	$—
Variable cash interest expense Term A (1)	52,947	12,315	32,630	8,002	—
Other long-term liabilities (2)	31,097	2,940	5,609	4,937	17,611

	$584,044	$40,255	$138,239	$387,939	$17,611

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of September 30, 2010.

(2)	Includes future payments under our Supplemental Executive Retirement Program and Consulting Agreements.

     Off-Balance-Sheet Financing Arrangements
          Other than operating leases, as of September 30, 2010 we do not have any off-balance-sheet financing arrangements.
     Interest Rate Swap Agreements
          As of March 31, 2010, all of our interest rate swap agreements had expired. We did not enter into any new agreements during the quarters ended June 30, 2010 and September 30, 2010.
          In the future, we may enter into additional interest rate strategies. However, we have not yet determined what those strategies will be or their possible impact.
     Description of Indebtedness
          Senior Credit Facility
          At September 30, 2010, we had $500 million principal amount outstanding under our senior term notes and no borrowings outstanding under our new $100 million revolving credit facility.
          We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 2.25% per annum.
          The senior term notes and the revolving credit facility mature in August 2015.
          Other Debt and Capital Lease Obligations
          At September 30, 2010, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $30.4 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          At September 30, 2010, we had borrowings of $500 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. For our variable-rate debt, changes in interest rates generally do not affect the fair market value, but do impact earnings and cash flow. For every 1.0% increase in LIBOR, we will pay an additional $4.3 million in pre-tax interest expense on an annualized basis for our senior term notes. Conversely, for every 1.0% decrease in LIBOR we will save $4.3 million in pre-tax interest expense on an annualized basis.
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
          We had previously disclosed a material weakness in our internal control over financial reporting in our quarterly report on Form 10-Q, filed on August 10, 2010 for the quarter ended June 30, 2010, relating to significant, material non-routine transactions. Our controls over such transactions require an analysis and review of any such transactions. We previously determined that we did not consistently perform such an analysis and review as required by our policy, specifically, our executive consulting agreements were not analyzed and reviewed as required by our policy.
          We believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to analyzing and reviewing all significant and material non-routine transactions as of September 30, 2010. We performed an analysis and review on all non-routine transactions that were deemed significant and material, without exception, in accordance with our policy.

          Based on this remediation and current evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          During our most recent fiscal quarter, as mentioned previously we analyzed and reviewed all significant and material non-routine transactions such that our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been materially affected, or is reasonably likely to have been materially affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

10.1	Credit and Guaranty Agreement, dated August 19, 2010, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time partly thereto, Wells Fargo Bank N.A., as administrative agent, collateral agent, issuing bank and swing line lender, Bank of America, N.A., as syndication agent, and JP Morgan Chase Bank, N.A., U.S. Bank National Association, and Union Bank, N.A., as co-documentation agents. Portions of the schedules have been omitted pursuant to a request for confidential treatment.

10.2	Second Amendment to Credit and Guaranty Agreement, dated as of June 1, 2007, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, various lenders from time to time party thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger and sole syndication agent, and Wells Fargo Bank, N.A., as joint lead arranger and administrative agent.

10.3	Credit Guaranty Agreement, dated May 16, 2005, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time partly thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger, joint bookrunner and sole arranger, Wells Fargo

Bank, N.A., as joint lead arranger, joint bookrunner and administrative agent and Union Bank of California, N.A, as documentation agent. Portions of the schedules have been omitted pursuant to a request for confidential treatment.

10.4	Amendment No. 1 to the Consulting Agreement by and between VCA Antech, Inc. and Neil Tauber. Original agreement furnished as Exhibit 10.7 on Form 8-K dated July 7, 2010.

10.5	Amendment No. 1 to the Consulting Agreement by and between VCA Antech, Inc. and Tomas W. Fuller. Original agreement furnished as Exhibit 10.7 on Form 8-K dated July 7, 2010. 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished, not filed.

SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2010.

Date: November 8, 2010	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit and Guaranty Agreement, dated August 19, 2010, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time partly thereto, Wells Fargo Bank N.A., as administrative agent, collateral agent, issuing bank and swing line lender, Bank of America, N.A., as syndication agent, and JP Morgan Chase Bank, N.A., U.S. Bank National Association, and Union Bank, N.A., as co-documentation agents. Portions of the schedules have been omitted pursuant to a request for confidential treatment.

10.2	Second Amendment to Credit and Guaranty Agreement, dated as of June 1, 2007, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, various lenders from time to time party thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger and sole syndication agent, and Wells Fargo Bank, N.A., as joint lead arranger and administrative agent.

10.3	Credit Guaranty Agreement, dated May 16, 2005, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time partly thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger, joint bookrunner and sole arranger, Wells Fargo Bank, N.A., as joint lead arranger, joint bookrunner and administrative agent and Union Bank of California, N.A, as documentation agent. Portions of the schedules have been omitted pursuant to a request for confidential treatment.

10.4	Amendment No. 1 to the Consulting Agreement by and between VCA Antech, Inc. and Neil Tauber. Original agreement furnished as Exhibit 10.7 on Form 8-K dated July 7, 2010.

10.5	Amendment No. 1 to the Consulting Agreement by and between VCA Antech, Inc. and Tomas W. Fuller. Original agreement furnished as Exhibit 10.7 on Form 8-K dated July 7, 2010. 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.