Form 10-K
period 2010-12-31
VCA ANTECH INC
filed 2011-02-28
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, was approximately $2.1 billion, computed by reference to the price of $24.76 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2010 was 84,066,864 shares.

Total common stock outstanding at February 18, 2011 was 86,227,954 shares.

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

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 2,100 veterinarians and had approximately 6.8 million patient visits in 2010. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and has since established a position in the animal hospital and veterinary diagnostic laboratory markets through both internal growth and acquisitions. Our acquisitions include individual animal hospitals and several large group acquisitions.

•	On June 1, 2007, we acquired Healthy Pet Corp. (“Healthy Pet”), which operated 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals, as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia and Georgia.

•	On July 1, 2010, we acquired a 70.4% interest in Pet DRx Corporation (“Pet DRx”), which operated 23 animal hospitals as of the acquisition date. On November 1, 2010, we acquired the remaining 29.6% interest. This acquisition allowed us to expand our animal hospital operations in California.

We also acquire and open additional laboratories that service locations with a high level of demand (i.e., large metropolitan areas). In addition, on October 1, 2004, we acquired Sound Technologies, Inc. (“STI”), which is a supplier of digital radiography and ultrasound imaging equipment and related computer hardware, software and services to the veterinary industry. The acquisition of STI provided us the opportunity to sell digital imaging equipment, which we believe is an expanding segment within the animal healthcare industry. On July 1, 2009, we acquired Eklin Medical Systems, Inc. (“Eklin”), a leading seller of digital radiography, ultrasound and practice management software systems in the veterinary market. The combined company is the largest supplier of diagnostic imaging equipment and other medical technology products tailored specifically for the veterinary market.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2010 over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

We believe that the outsourced laboratory testing market is an integral segment of the animal healthcare industry as a result of:

•	the emphasis in veterinary education on diagnostic tests and the trend toward specialization in veterinary medicine, which are causing veterinarians to increasingly rely on tests for more accurate diagnoses;

•	the continued technological developments in veterinary medicine, which are increasing the breadth of tests offered; and

•	the continued focus on wellness, early detection and monitoring programs in veterinary medicine.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our Animal Hospital, Laboratory and Medical Technology segments. Key elements to our strategy include:

•	Capitalizing on our Leading Market Position to Generate Revenue Growth. Our leading market position in the animal hospital and veterinary laboratory markets positions us to capitalize on favorable growth trends in the animal healthcare industry. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. Our Medical Technology segment seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies.

•	Leveraging Established Infrastructure to Improve Margins. We intend to leverage our established Animal Hospital and Laboratory infrastructure to increase our operating margins. Due to our established networks and the fixed cost nature of our business model, we are able to realize high margins on incremental revenue from Animal Hospital and Laboratory customers. For example, given that our nationwide transportation network servicing our Laboratory customers is a relatively fixed cost, we are able to achieve significantly higher margins on most incremental tests ordered by the same customer when picked up by our couriers at the same time.

•	Utilizing Enterprise-Wide Information Systems to Improve Operating Efficiencies. Our Laboratory and the majority of our Animal Hospital operations utilize enterprise-wide management information systems. We believe that these common systems enable us to more effectively manage the key operating metrics that drive our business. With the aid of these systems, we seek to standardize pricing, expand the services we provide and increase volume through targeted marketing programs.

•	Pursuing Selected Acquisitions. The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our Animal Hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year with aggregate annual revenue of approximately $55 million to $65 million. Our overall acquisition strategy involves the identification of high-quality practices where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing animal hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

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

Animal Hospital

At December 31, 2010, we operated 528 animal hospitals serving 41 states. Our Animal Hospital revenue accounted for 76%, 76% and 75% of total consolidated revenue in 2010, 2009 and 2008, respectively.

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

Animal Hospital Network

We seek to provide quality care in clean, attractive facilities that are generally open between 10 to 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square-foot, freestanding facility in an attractive location;

•	has annual revenue between $1.0 million and $2.5 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over 10 years.

As of December 31, 2010, our nationwide network of freestanding, full-service animal hospitals had facilities located in the following states:

California	106	Minnesota*	6
Texas*	49	New Mexico	6
Washington*	33	North Carolina*	6
Florida	31	Alaska	5
Massachusetts	26	Delaware	4
New York*	24	New Hampshire*	4
Pennsylvania	23	Wisconsin	4
Virginia	18	Hawaii	3
Colorado	17	Missouri	3
Illinois	17	Nebraska*	3
Connecticut	16	Rhode Island*	3
Georgia	16	Louisiana*	2
Arizona	14	South Carolina	2
Indiana	13	Vermont	2
Michigan*	12	Alabama*	1
Maryland	11	Kansas*	1
New Jersey*	11	Kentucky	1
Oregon*	10	Tennessee	1
Ohio	8	Utah	1
Nevada	7	West Virginia*	1
Oklahoma	7

*	States with laws that prohibit corporations from providing veterinary medical care. In these states we provide administrative and support services to veterinary medical groups pursuant to management agreements.

Marketing

We direct our marketing efforts toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients to our network of hospitals through online and offline initiatives. We inform and educate our clients about pet wellness and quality care through mailings of HealthyPet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material made available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as early disease detection exams, vaccinations, dental screening and geriatric care. We also have expanded our online capabilities, offering increased convenience for our clients to book appointments or find detailed health related materials on our hospital websites. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services.

Personnel

Our animal hospitals generally employ a staff of between 20 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, a hospital manager who supervises the day-to-day activities of the facility.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 18 of our facilities, which train approximately 130 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

We have established a medical advisory board to support our operations. Our advisory board, under the direction of our Chief Medical Officer, recommends medical standards for our network of animal hospitals and is comprised of veterinarians recognized for their outstanding knowledge and reputations in the veterinary field. Our advisory board members represent both the different geographic regions in which we operate and the medical specialties practiced by our veterinarians; and three members are faculty members at highly-ranked veterinary colleges. Additionally, our regional medical directors, a group of highly experienced veterinarians, are also closely involved in the development and implementation of our medical programs.

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 20%, 21% and 21% of total consolidated revenue in 2010, 2009 and 2008, respectively. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 12%, 10% and 10% of total Laboratory revenue in 2010, 2009 and 2008, respectively.

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

Given the recent advancements in veterinary medical technology and the increased breadth and depth of knowledge required for the practice of veterinary medicine, many veterinarians solicit the knowledge and experience of our specialists to interpret test results to aid in the diagnosis of illnesses and to suggest possible treatment alternatives. Our diagnostic experts include veterinarians, chemists and other scientists with expertise in pathology, internal medicine, oncology, cardiology, dermatology, neurology and endocrinology. Because of our specialists involvement, we believe the quality of our service further distinguishes our laboratory services as a premiere service provider.

Laboratory Network

At December 31, 2010, we operated 50 veterinary diagnostic laboratories. Our laboratory network includes:

•	primary hubs that are open 24 hours per day and offer a full-testing menu;

•	secondary laboratories that are open 24 hours per day and offer a wide-testing menu servicing large metropolitan areas; and

•	short-term assessment and treatment (“STAT”) laboratories that service other locations with demand sufficient to warrant nearby laboratory facilities and are open primarily during daytime hours.

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

In 2010, we derived approximately 85% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

Sales, Marketing and Client Service

Our full-time sales and field-service representatives market laboratory services and maintain relationships with existing customers. Our sales force is compensated via salary plus commission and organized along geographic regions. We support our sales efforts by strengthening our industry-leading team of specialists, developing marketing literature, attending trade shows, participating in trade associations and providing educational services to veterinarians. Our client-service representatives respond to customer inquiries, provide test results and, when appropriate, introduce the customer to other services offered by the laboratory.

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

Medical Technology

Our Medical Technology segment sells digital radiography and ultrasound imaging equipment and related computer hardware, software and services, including consulting services and training, to the veterinary market. Our digital radiography and ultrasound imaging equipment are used by veterinarians to capture and view anatomical images to aid in the diagnosis and treatment of a broad range of diseases and injuries in animals. In addition, we have mobile imaging units that provide mobile diagnostic ultrasound imaging services to veterinarians who do not own their own ultrasound imaging equipment. Our Medical Technology revenue accounted for 4%, 3% and 3% of consolidated revenue in 2010, 2009 and 2008, respectively.

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

We sell General Electric ultrasound imaging equipment pursuant to an agreement entered into with General Electric in July 2001 granting us exclusive rights to sell this equipment to members and institutions in the North American veterinary community, effective July 2011, we have exclusive rights to sell this equipment only to members and institutions in the United States veterinary community.

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

Laboratory

We use an enterprise-wide management information system to support our veterinary laboratories. All of our financial data, customer records and laboratory results are stored in computer databases. Laboratory technicians and specialists are able to electronically access test results from remote testing sites. Our software gathers data in a data warehouse enabling us to provide expedient results via fax or through our Internet online resulting system.

Competition

The companion animal healthcare industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, personal recommendations, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals. We also compete with sellers of pet-related products and diagnostic services delivered via the internet.

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

Government Regulation

Certain states have laws that prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. In these states we do not provide veterinary services or own veterinary practices. We provide management and other administrative services to veterinary practices located in these states. At December 31, 2010, we provided management services to 166 animal hospitals in 15 states under management agreements with the veterinary practices. In one of these states, we operated a mobile imaging service. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state in which we operate, interpretive legal precedent and regulatory guidance varies by state and is often times sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that state.

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

Employees

At December 31, 2010 we employed or managed on behalf of the professional corporations to which we provide services approximately 9,400 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

The current economic environment may continue to cause a decline in our Animal Hospital same-store revenue growth and the rate of our Laboratory internal revenue growth and have a material adverse effect on our profitability.

The continued economic uncertainty has had, and may continue to have, an adverse impact on our revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause pet owners to elect to forgo expensive treatment options or to defer treatment for their pets altogether. We have experienced a decline in the frequency of visits to our animal hospitals and the number of orders placed in our animal hospitals. These factors have contributed to a decline in our Animal Hospital same-store revenue growth and the rate of our Laboratory internal revenue growth. While we continue to employ cost control measures, our profit margins may continue to decline until our businesses return to historical growth rates.

In addition, the economic downturn may exacerbate the effect of the risks discussed below, including the impact on our growth strategy, changes in demand for our products and services, the carrying value of our goodwill and other intangibles, our ability to service our substantial indebtedness and sales of our medical imaging equipment.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our profitability may decline.

Our success depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate occurring in the future. We have not experienced same-store revenue growth in our animal hospitals for the past eight quarters. Our Laboratory growth has also been affected and became negative during certain quarters of the three year period ending December 31, 2010. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 3.2% and growth of 5.8% for 2006 through 2010. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 0% and 15.2% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

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

A substantial portion of our expense, particularly rent and personnel costs, are fixed and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may adversely affect our gross profit, operating income and margins.

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

Our computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunications failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to digital break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

Difficulties integrating new acquisitions may impose increased costs, loss of customers and a decline in operating margins and profitability and other risks that we may not anticipate.

Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2010, we acquired 50 animal hospitals, including 23 with the acquisition of Pet DRx. In 2009, we acquired 27 animal hospitals, two laboratories and Eklin. In 2008, we acquired 51 animal hospitals and four laboratories. We expect to continue our animal hospital acquisition program, and if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.

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

Some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals; this may cause us to reduce prices to remain competitive. Reducing prices may have an adverse effect on our Animal Hospital revenue, alternatively not reducing prices may cause us to lose market share.

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

At December 31, 2010, our consolidated balance sheet reflected $1.1 billion of goodwill and $47.0 million of other intangible assets, constituting a substantial portion of our total assets of $1.8 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense.

Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans. We provide no assurance that forecasted growth rates, valuation multiples, and discount rates will not deteriorate. We will continue to analyze changes to these assumptions in future periods.

We require a significant amount of cash to service our debt and expand our business as planned.

We have, and will continue to have, a substantial amount of debt. Our substantial amount of debt requires us to dedicate a significant portion of our cash flow from operations to service interest and principal payments on our debt, thereby reducing the funds available for use for working capital, capital expenditures, acquisitions and general corporate purposes.

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

If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2010, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,500 veterinarians per year. From time to time we experience shortages of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenue and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

The laws of many states prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2010, we operated 166 animal hospitals in 15 states with these laws, including 49 practices in Texas, 33 in Washington and 24 in New York. In addition, our mobile imaging service also operates in one state with these laws. We may experience difficulty in expanding our operations into other states with similar laws. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state in which we operate, interpretive legal precedent and regulatory guidance varies by state and is often times sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any state in which we operate could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that state.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 28, 2011, we leased or owned facilities at 624 other locations that house our animal hospitals, laboratories and medical technology group. We own 137 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

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

	High	Low

Fiscal 2010 by Quarter
Fourth	$24.04	$19.88
Third	$26.03	$19.12
Second	$29.28	$24.63
First	$28.09	$23.52
Fiscal 2009 by Quarter
Fourth	$27.99	$22.41
Third	$27.07	$24.01
Second	$27.25	$21.79
First	$23.03	$17.42

At February 18, 2011, there were 231 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2005 to December 31, 2010. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VCA Antech, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

VCA Antech, Inc.	100.00	114.15	156.84	70.50	88.37	82.59
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends in respect of our common stock. Specifically, our senior credit facility dated August 19, 2010 prohibits us from declaring, ordering, paying or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Transactions in Our Equity Securities

For the period covered by this report, we have not engaged in any sales of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K, and we have not repurchased any of our equity securities in the fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides our selected consolidated financial data as of and for each of the years in the five- year period ended December 31, 2010. The income statement and cash flow data and the other data for each of the three years ended December 31, 2010, and the balance sheet data as of December 31, 2010 and 2009 has been derived from our audited financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our audited financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2010	2009(8)	2008(8)	2007(8)	2006(8)
	(In thousands, except per share amounts)

Income Statement Data:
Animal Hospital revenue(1)(6)	$1,052,462	$994,215	$959,395	$844,344	$711,997
Laboratory revenue	310,654	310,057	306,891	297,690	259,321
Medical Technology revenue(4)	64,013	48,557	49,238	44,828	38,329
Intercompany revenue	(45,661)	(38,322)	(38,054)	(30,717)	(26,334)

Total revenue	1,381,468	1,314,507	1,277,470	1,156,145	983,313
Direct costs	1,050,304	973,275	934,996	835,462	713,442

Gross profit	331,164	341,232	342,474	320,683	269,871
Selling, general and administrative expense(2)	123,541	95,669	90,564	86,139	77,325
Net loss on sale of assets(5)	374	4,035	234	1,323	19

Operating income(2)(5)	207,249	241,528	251,676	233,221	192,527
Interest expense, net	13,630	21,466	28,559	29,503	24,240
Debt retirement costs	2,131	—	—	—	—
Other (income) expense	(772)	(104)	(212)	220	8

Income before provision for income taxes	192,260	220,166	223,329	203,498	168,279
Provision for income taxes(3)(7)	78,102	84,580	86,219	78,636	59,650

Net income	114,158	135,586	137,110	124,862	108,629
Net income attributable to noncontrolling interests	3,915	4,158	4,126	3,850	3,100

Net income attributable to VCA Antech, Inc.	$110,243	$131,428	$132,984	$121,012	$105,529

Basic earnings per share	$1.28	$1.54	$1.57	$1.44	$1.27

Diluted earnings per share	$1.27	$1.53	$1.55	$1.41	$1.24

Weighted-average shares outstanding for basic earnings per share	86,049	85,077	84,455	83,893	83,198

Weighted-average shares outstanding for diluted earnings per share	87,051	86,097	85,700	85,716	84,882

	December 31,
	2010	2009(8)	2008(8)	2007(8)	2006(8)
	(In thousands, except percentages)

Other Financial Data:
Consolidated gross margin	24.0%	26.0%	26.8%	27.7%	27.4%
Animal Hospital gross margin(1)(6)	16.4%	18.5%	19.2%	19.3%	19.4%
Laboratory gross margin	45.8%	46.3%	46.6%	48.1%	46.0%
Medical Technology gross margin(4)	30.1%	32.6%	35.6%	33.6%	35.6%
Consolidated operating margin(2)(5)	15.1%	18.4%	19.7%	20.2%	19.6%
Animal Hospital operating margin(1)(6)	14.1%	16.3%	16.9%	16.6%	16.6%
Laboratory operating margin	37.3%	38.9%	39.9%	41.5%	39.3%
Medical Technology operating margin(4)	7.3%	6.1%	10.8%	9.3%	9.3%
Cash Flow Data:
Net cash provided by operating activities	$168,073	$183,471	$197,308	$173,764	$130,404
Net cash used in investing activities	$(151,006)	$(130,770)	$(212,711)	$(271,305)	$(87,732)
Net cash (used in) provided by financing activities	$(65,310)	$3,477	$(6,402)	$163,303	$(56,056)
Capital expenditures	$(61,951)	$(50,801)	$(55,045)	$(48,714)	$(35,316)
Balance Sheet Data (at period end):
Cash and cash equivalents	$97,126	$145,181	$88,959	$110,866	$45,104
Goodwill	$1,092,480	$985,674	$922,057	$821,967	$625,748
Total assets	$1,776,422	$1,627,404	$1,449,038	$1,286,711	$971,957
Long-term debt	$527,036	$545,055	$552,631	$560,180	$390,715
Total stockholders’ equity	$998,924	$875,047	$710,989	$568,384	$430,305

(1)	On July 1, 2010, we acquired a 70.4% interest in Pet DRx Corporation which operated 23 animal hospitals as of the acquisition date. On November 1, 2010, we acquired the remaining 29.6% interest.

(2)	In 2010, our SG&A, operating income and operating margin were unfavorably impacted by $14.5 million in consulting and SERP expenses to be paid in accordance with consulting and SERP agreements entered into on June 30, 2010.

(3)	The 2010 provision for income taxes includes the recognition of $5.4 million, or $3.5 million net of tax, related to additional state tax payments required as a result of a tax settlement reached.

(4)	On July 1, 2009, we acquired Eklin, a supplier of digital radiography equipment to the veterinary industry.

(5)	In 2009, our operating margin was unfavorably impacted by a $3.3 million non-cash charge related to the write-off of an internal-use software project. The $3.3 million is net of $1.9 million in cash recovered for certain costs incurred on this project. The write-off impacted our 2009 operating margin by 0.3%.

(6)	On June 1, 2007, we acquired Healthy Pet, which operated 44 animal hospitals as of the acquisition date.

(7)	The 2006 provision for income taxes includes recognition of a $6.8 million tax benefit due to the outcome of an income tax audit that resulted in a reduction in our estimated tax liabilities.

(8)	Certain prior year amounts have been reclassified to reflect the transfer of certain business operations to the Laboratory segment from the Medical Technology segment. The reclassifications did not have a material impact on either of our segments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 28, 2011, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 28, 2011, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. Our reportable segments are as follows:

•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2010, our animal hospital network consisted of 528 animal hospitals in 41 states.

•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2010, our laboratory network consisted of 50 laboratories serving all 50 states and certain areas in Canada.

•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.

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

Executive Overview

The continued economic uncertainty has had, and may continue to have, an adverse impact on our revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Beginning in 2007, these factors have caused consumer spending to deteriorate significantly and may continue to cause levels of spending to remain depressed for the foreseeable future. These factors may cause pet owners to elect to defer expensive treatment options or to forgo treatment for their pets altogether. During the latter part of 2008 and continuing through 2010, we experienced a decline in the number of visits to our animal hospitals and the number of orders placed. In addition, we experienced a decline during the current year in the number of our Laboratory requisitions. Competition in our markets has put downward pressure on the prices we charge for our services. These factors have contributed to a decline in our Animal Hospital same-store revenue growth and a slowing of the rate of our Laboratory internal revenue growth.

During 2010, the decline in our Animal Hospital same-store revenue growth and the slowing of the rate of our Laboratory internal revenue growth contributed to declining profit margins and net income.

We believe that our ability to maintain or increase margins in 2011 will be dependent on organic revenue growth rates. We plan to continue our growth strategy of acquiring individual animal hospitals and maintain our strong emphasis on expense management. However, our ability to return to our historical margins will be dependent on increases in same-store revenue growth in our animal hospitals and internal revenue growth in our laboratories.

Refinancing Transactions

On August 19, 2010 we refinanced our senior credit facility. The new senior credit facility provides for $500 million of senior term notes and a $100 million revolving credit facility. Both the senior term notes and the revolving credit facility are priced at LIBOR plus 225 basis points, a 75 basis point increase from our previous credit facility, see Note 5, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion of applicable interest rates on our new debt. In conjunction with these refinancing transactions, we incurred $9.4 million of costs of which approximately $2.1 million, or $1.3 million after tax were recognized as part of income from continuing operations for the year ended December 31, 2010 and the remaining $7.3 million were capitalized as deferred financing costs which will be amortized over the term of the credit facility. Included in the $2.1 million of costs included in income from continuing operations was approximately $192,000 of previously deferred financing costs that were written off as part of the transaction.

Acquisitions

Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2010 we acquired 27 independent animal hospitals with annual revenue of $72.0 million and a chain of 23 animal hospitals with annual revenue of $58.4 million. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For The Years Ended December 31,
	2010	2009	2008

Animal hospitals:
Beginning of period	489	471	438
Acquisitions, excluding Pet DRx in 2010	27	27	51
Pet DRx	23	—	—
Acquisitions relocated into our existing animal hospitals	(2)	(5)	(13)
New facilities	—	—	1
Sold, closed or merged	(9)	(4)	(6)

End of period	528	489	471

Laboratories:
Beginning of period	47	44	36
Acquisitions	—	2	4
Acquisitions relocated into our existing laboratories	—	(2)	(1)
New facilities	4	3	5
Closed or merged	(1)	—	—

End of period	50	47	44

Animal Hospital and Laboratory Acquisitions, excluding Pet DRx

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding Pet DRx, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2010	2009	2008

Consideration:
Cash(1)	$69,456	$56,806	$123,129
Non-cash note conversion to equity interest in subsidiary	—	5,700	—
Contingent consideration	2,857	712	—

Fair value of total consideration transferred	$72,313	$63,218	$123,129

Allocation of the Purchase Price:
Tangible assets	$3,592	$8,625	$4,954
Identifiable intangible assets	9,510	9,408	20,447
Goodwill(2)	60,839	51,171	104,411
Notes payable and other liabilities assumed	(1,628)	(5,986)	(6,683)

Total	$72,313	$63,218	$123,129

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the consolidated statements of cash flows.

(2)	We expect that $58.2 million, $33.6 million and $81.2 million of the goodwill recognized in 2010, 2009 and 2008, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $9.3 million, $4.9 million and $17.6 million in 2010, 2009 and 2008, respectively.

Pet DRx Acquisition

On July 1, 2010, we acquired a 70.4% interest in Pet DRx Corporation (“Pet DRx”), a provider of veterinary primary care and specialized services to companion animals. Pet DRx operated 23 animal hospitals in California at the time of its acquisition. The acquisition expands our presence in the California market. We acquired the remaining portion of Pet DRx on November 1, 2010. The aggregate purchase price in both steps was $41.3 million. Our consolidated financial statements reflect the operating results of Pet DRx since July 1, 2010.

The following table summarizes the purchase price and the allocation of the purchase price (in thousands):

Consideration:
Cash paid to bondholders	$29,532
Cash paid to shareholders	7,670
Cash paid for holdbacks	750

Fair value of total consideration transferred	$37,952

Allocation of the Purchase Price:
Tangible assets	$17,766
Identifiable intangible assets	3,074
Goodwill(1)	44,962
Other liabilities assumed	(27,850)

Total	$37,952

Acquisition-related costs (included in corporate selling, general and administrative expense in our income statement for the year ended December 31, 2010)	$3,567

(1)	We expect that $6.4 million of goodwill will be fully deductible for income tax purposes, of which $6.3 million remains as of December 31, 2010.

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

Eklin Medical Systems, Inc. Acquisition

On July 1, 2009, we acquired Eklin, a leading seller of digital radiography and ultrasound systems in the veterinary market. We acquired Eklin for a purchase price of $12.5 million, net of cash acquired of $1.0 million. The following table summarizes the purchase price and allocation of the purchase price (in thousands):

Consideration:
Cash(1)	$12,504

Fair value of total consideration transferred	$12,504

Allocation of the Purchase Price:
Tangible assets	$6,830
Identifiable intangible assets	7,351
Goodwill(2)	10,875
Other liabilities assumed	(12,552)

Total	$12,504

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for a reconciliation of cash paid for acquisitions per this schedule to the consolidated statements of cash flows.

(2)	We expect that $3.4 million of the goodwill recorded for this acquisition as of December 31, 2010 will be fully deductible for income tax purposes, of which $2.6 million remains as of December 31, 2010.

In addition we incurred $537,000 in transaction costs, which were expensed in 2009 in accordance with the FASB’s revised accounting guidance on business combinations, effective January 1, 2009.

Eklin has been combined with STI and is reported within our Medical Technology segment.

The pro forma impacts on revenue and earnings have not been disclosed for the current or comparable prior periods, as the amounts were immaterial to the financial statements as a whole.

Critical Accounting Policies and Estimates

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

The accounting for the sale of equipment and the sale of software licenses and related items is substantially governed by the requirements of the FASB’s general revenue recognition rules. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:

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

•	Collection is deemed reasonably assured: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

Digital Radiography Imaging Equipment

We sell our digital radiography imaging equipment with multiple elements, including hardware, software licenses and/or services. Under new accounting guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are now accounted for under the FASB’s new guidance pertaining to multiple-deliverable revenue arrangements. These types of arrangements were previously accounted for under the software accounting guidance. The following discussion reflects the method of application of the new guidance and the impact of the adoption on the current year financial statements.

Under the new guidance sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. For elements where VSOE is available, VSOE of fair value is based on the price for those products and services when sold separately by us or the price established by management with the relevant authority. TPE of selling price is the price of our, or any of our competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. We do not currently have VSOE for our DR imaging equipment as units are not sold on a stand-alone basis without the related support packages. As this is also true for our competitors, TPE of selling price is also unavailable. We therefore use the ESP to allocate the arrangement consideration related to our DR imaging equipment.

We recognize revenue for services sold with our digital radiography imaging equipment when the services are provided or at the time of delivery or installation and customer acceptance. Generally, at the time of delivery and installation of equipment the only undelivered item is the post-contract customer support (“PCS”). This obligation is contractually defined in both terms of scope and period. For the PCS, we recognize the revenue for these services on a straight-line basis over the period of support and we expense the costs of these services as they are incurred.

The new guidance resulted in a different allocation of revenue to the deliverables in the current fiscal year, which changed the pattern and timing of revenue recognition for these elements but did not change the total revenue to be recognized for the arrangement. Revenue and gross profit increased by approximately $3.4 million and $1.0 million, respectively, for the year ended December 31, 2010 primarily as a result of the acceleration of revenue related to the delivery of the equipment in international markets.

We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified arrangements in any given period.

Ultrasound Imaging Equipment

We sell our ultrasound imaging equipment on a stand-alone basis and with multiple elements, including hardware, software, licenses and/or services. When we sell the ultrasound imaging equipment on a stand-alone basis, we account for the sale under the requirements of the FASB’s general revenue recognition rules and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software by separating the transaction into individual elements under the requirements of the FASB’s Revenue Recognition — Multiple-Element Arrangements guidance. We recognize revenue for each element in accordance with the FASB’s general revenue recognition rules.

Digital Radiography and Ultrasound Imaging Equipment Sold Together

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, each element is separated pursuant to the FASB’s Revenue Recognition — Multiple-Element Arrangements guidance and accounted for in accordance with the FASB’s general revenue recognition rules.

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

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2010 was $1.1 billion, consisting of $966.0 million for our Animal Hospital segment, $96.8 million for our Laboratory segment and $29.7 million for our Medical Technology segment.

We test our goodwill for impairment annually, or sooner if circumstances indicate an impairment may exist, in accordance with goodwill guidance. We adopted the end of October as our annual impairment testing date, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”) in accordance with our accelerated filing requirements. There were no impairment charges resulting from the October 31, 2010, 2009 or 2008 impairment tests. In addition, no events have occurred subsequent to the 2010 testing date which would indicate any impairment may have occurred.

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

Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize generally accepted valuation techniques consisting primarily of discounted cash flow techniques and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans. In 2010, 2009 and 2008, we determined that the estimated fair value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of the goodwill of our reporting units was impaired. However, changes in our estimates, such as forecasted cash flows, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our Animal Hospital and Medical Technology reporting units. The fair value of our Laboratory reporting unit significantly exceeded its respective book value. However, the calculated fair value of our Animal Hospital and Medical Technology reporting units exceeded their respective carrying values by a much narrower margin. There is approximately $966.0 million and $29.7 million of goodwill associated with the Animal Hospital and Medical Technology reporting units respectively. While management does not believe that impairment is probable, the performance of these business units requires continued improvement in future periods to sustain their carrying value. The amount of any future impairment is dependent on the performance of the business which is dependent upon a number of variables, especially revenue growth, which cannot be predicted with certainty.

We will continue to analyze changes to these assumptions in future periods. We will continue to evaluate goodwill during future periods and further declines in revenue growth rates could result in a goodwill impairment.

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

Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2010, we have a net deferred tax liability of $63.1 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our anticipated income tax rate would cause us to increase our net deferred tax liability balance by $1.5 million with a corresponding charge to earnings.

We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2010.

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

Workers’ Compensation Insurance

A portion of our workers’ compensation insurance policies are self-insured retention annual policies that begin on October 1st. The policies cover specific annual periods and are normally open for no longer than seven years after the period allowing claims for incidents occurring during the covered period to be submitted after the end of the policy year.

Under our workers’ compensation insurance policies, we are responsible for the first $250,000 in claim liability per individual occurrence and we are also subject to an aggregate limit. We use an internal review process to estimate claim liability based on actual and expected claims incurred and the estimated ultimate cost to settle the claims. Periodically, we review our assumptions and valuations to determine the adequacy of our self-insured liabilities. During the fourth quarter of 2010, 2009 and 2008, based upon our internal review, we revised our estimate of our claims liability resulting in a $514,000, $1.2 million and $2.0 million favorable impact to our net earnings, respectively.

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

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For The Years Ended December 31,
	2010	2009(1)	2008 (1)

Revenue:
Animal Hospital	76.2%	75.6%	75.1%
Laboratory	22.5	23.6	24.0
Medical Technology	4.6	3.7	3.9
Intercompany	(3.3)	(2.9)	(3.0)

Total revenue	100.0	100.0	100.0
Direct costs	76.0	74.0	73.2

Gross profit	24.0	26.0	26.8
Selling, general and administrative expense	8.9	7.3	7.1
Net loss on sale of assets	—	0.3	—

Operating income	15.1	18.4	19.7
Interest expense, net	1.0	1.7	2.3
Debt retirement costs	0.2	—	—
Other income	(0.1)	—	—

Income before provision for income taxes	14.0	16.7	17.4
Provision for income taxes	5.7	6.4	6.7

Net income	8.3	10.3	10.7
Net income attributable to noncontrolling interests	0.3	0.3	0.3

Net income attributable to VCA Antech, Inc.	8.0%	10.0%	10.4%

(1)	Prior year percentages have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2010		2009(1)		2008(1)
		% of		% of		% of	% Change
	$	Total	$	Total	$	Total	2010	2009

Animal Hospital	$1,052,462	76.2%	$994,215	75.6%	$959,395	75.1%	5.9%	3.6%
Laboratory	310,654	22.5%	310,057	23.6%	306,891	24.0%	0.2%	1.0%
Medical Technology	64,013	4.6%	48,557	3.7%	49,238	3.9%	31.8%	(1.4)%
Intercompany	(45,661)	(3.3)%	(38,322)	(2.9)%	(38,054)	(3.0)%	19.2%	0.7%

Total revenue	$1,381,468	100.0%	$1,314,507	100.0%	$1,277,470	100.0%	5.1%	2.9%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.

Consolidated revenue increased $67.0 million in 2010 as compared to 2009. The increase in revenue was primarily attributable to the combination of revenue from acquired animal hospitals, including Pet DRx acquired on July 1, 2010, and increased revenue from our Medical Technology business segment. The increase was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store revenue growth, adjusted for differences in business days declined 2.5% in 2010. Our Laboratory internal revenue growth was flat in 2010.

Consolidated revenue increased $37.0 million in 2009 as compared to 2008. The increase in revenue was primarily attributable to revenue from acquired animal hospitals and to a lesser extent revenue from the acquisition of Eklin and Laboratory internal growth. The increase was partially offset by declines in our Animal Hospital and Medical Technology same-store revenue. Our Animal Hospital same-store revenue, adjusted for differences in business days, declined 3.2% in 2009. Our Laboratory internal revenue growth, adjusted for differences in billing days, was 0.8% in 2009.

We believe that the decline in our revenue growth rates is due primarily to the aforementioned changes in our economic environment and the overall competitive environment.

Gross Profit

The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	For The Years Ended December 31,
	2010		2009(1)		2008(1)
		Gross		Gross		Gross	% Change
	$	Margin	$	Margin	$	Margin	2010	2009

Animal Hospital	$172,390	16.4%	$183,698	18.5%	$184,185	19.2%	(6.2)%	(0.3)%
Laboratory	142,196	45.8%	143,492	46.3%	143,138	46.6%	(0.9)%	0.2%
Medical Technology	19,277	30.1%	15,836	32.6%	17,510	35.6%	21.7%	(9.6)%
Intercompany	(2,699)		(1,794)		(2,359)

Total gross profit	$331,164	24.0%	$341,232	26.0%	$342,474	26.8%	(3.0)%	(0.4)%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.

Consolidated gross profit decreased $10.1 million in 2010 as compared to 2009. The decrease was primarily due to the decline in Animal Hospital gross profit. Animal Hospital gross profit in 2010 was impacted by a decrease in gross margins as compared to 2009. This decrease was primarily attributable to a decline in same-store Animal Hospital gross margins due to the decline in Animal Hospital same-store revenue and to a lesser extent lower margins of acquired animal hospitals. Consolidated gross profit was also impacted to a lesser extent by a decline in Laboratory gross margins.

Consolidated gross profit decreased in 2009 as compared to 2008. To conform to the current year presentation we reclassified certain accounts from SG&A to direct costs in our Medical Technology segment which had a greater impact in 2009 as compared to 2008. Additionally, consolidated gross profit was impacted by a decrease in consolidated gross margins as compared to 2008. This decrease was primarily attributable to a decline in the Medical Technology gross margin due to the reclasses mentioned above and a decline in the Animal Hospital gross margin. Consolidated gross margins in 2009 and 2008 benefited from a decrease in workers’ compensation insurance expense of $1.8 million and $2.9 million, respectively, or 0.1% and 0.2% of revenue, respectively, due to a reduction in our estimated workers’ compensation insurance liability for prior year policy periods.

Segment Results

Animal Hospital Segment

The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	For The Years Ended December 31,			% Change
	2010	2009	2008	2010	2009

Revenue	$1,052,462	$994,215	$959,395	5.9%	3.6%
Gross profit	$172,390	$183,698	$184,185	(6.2)%	(0.3)%
Gross margin	16.4%	18.5%	19.2%

Animal Hospital revenue increased $58.2 million in 2010 as compared to 2009, and $34.8 million in 2009 as compared to 2008. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2010 Comparative Analysis			2009 Comparative Analysis
	For The Years Ended December 31,
			%			%
	2010	2009	Change	2009	2008	Change

Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	6,040	6,317	(4.4)%	5,703	6,042	(5.6)%
Average revenue per order(3)	$154.56	$151.58	2.0%	$150.39	$146.71	2.5%

Same-store revenue(1)	$933,555	$957,524	(2.5)%	$857,685	$886,375	(3.2)%
Business day adjustment(4)	2,124	—		—	2,761
Net acquired revenue(5)	116,783	36,691		136,530	70,259

Total	$1,052,462	$994,215	5.9%	$994,215	$959,395	3.6%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2010 business day adjustment reflects the impact of one additional business day in 2010 as compared to 2009 and the 2008 business day adjustment reflects the impact of one fewer business day in 2009 as compared to 2008.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2009 for the 2010 Comparative Analysis and January 1, 2008 for the 2009 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Contributing to the decline in our volume of same-store orders is the continued impact of the current economic environment and the wide availability of many pet-related products traditionally sold in our animal hospitals, in retail stores, and other distribution channels such as the Internet.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. However, this trend did not continue for the year ended December 31, 2010 when we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.

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

Our Animal Hospital gross margin in 2010, 2009 and 2008 was 16.4%, 18.5% and 19.2%, respectively. In 2010 and 2009 the gross margin declined as a result of a decline in our same-store revenue and to a lesser extent lower gross margins from our acquired hospitals.

Our Animal Hospital same-store gross margin in 2010, 2009 and 2008 was 17.1%, 19.4% and 20.2%, respectively. The 2010 and 2009 decrease was primarily attributable to deleveraging as a result of the aforementioned decline in same-store revenue. The 2009 same-store gross margin was also impacted by increases in medical supplies, marketing expenses and depreciation and amortization. In 2010, 2009 and 2008, our same-store animal hospitals benefited from a decrease in our estimated workers’ compensation insurance liability of $715,000, $1.6 million and $2.5 million, respectively, or 0.1%, 0.2% and 0.3% of same-store revenue.

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

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For The Years Ended December 31,			% Change
	2010	2009(1)	2008(1)	2010	2009

Revenue	$310,654	$310,057	$306,891	0.2%	1.0%
Gross profit	$142,196	$143,492	$143,138	(0.9)%	0.2%
Gross margin	45.8%	46.3%	46.6%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.

Laboratory revenue increased $597,000 in 2010 as compared to 2009, and $3.2 million in 2009 as compared to 2008. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2010 Comparative Analysis			2009 Comparative Analysis
	For The Years Ended December 31,
			%			%
	2010	2009(5)	Change	2009(5)	2008(5)	Change

Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,932	13,224	(2.2)%	13,136	13,091	0.3%
Average revenue per requisition(2)	$23.98	$23.45	2.3%	$23.46	$23.37	0.4%

Total internal revenue(1)	$310,118	$310,057	0.0%	$308,235	$305,894	0.8%
Billing day adjustment(3)	—	—		—	997
Acquired revenue(4)	536	—		1,822	—

Total	$310,654	$310,057	0.2%	$310,057	$306,891	1.0%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2008 billing day adjustment in the 2009 Comparative Analysis reflects the impact of differences in the number of billing days in 2009 as compared to 2008.

(4)	Acquired revenue in both the 2010 and 2009 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

(5)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.

Laboratory revenue in 2010 increased slightly as compared to 2009 primarily due to acquired revenue. Internal revenue remained relatively flat as a decline in the volume of requisitions mostly offset the increase in average revenue per requisition.

Historically, requisitions have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors have resulted in significant increases in requisitions in the past, the economic downturn, slow economic recovery, and the effects of increased competition continue to impact requisitions in the current year.

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

The average revenue per requisition increased slightly in 2010 due to price increases which ranged from 3% to 4% in both February 2010 and February 2009. The effects of the price increases in 2010 were partially offset by other factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, and a decrease in higher-priced tests as a result of the current economic environment.

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

The decrease in Laboratory gross margin in 2010 compared to 2009 was primarily due to the combination of the decline in the rate of our revenue growth, relative to increasing costs including transportation and repairs and maintenance. Our Laboratory gross margin decreased slightly in 2009 as compared to 2008 due to a decline in our revenue growth relative to an increase in certain costs, including depreciation and amortization expense for new equipment and leasehold improvements related to our continued investment in technology.

Medical Technology Segment

The following table summarizes revenue and gross profit for the Medical Technology segment (in thousands, except percentages):

	For The Years Ended December 31,			% Change
	2010	2009(1)	2008(1)	2010	2009

Revenue	$64,013	$48,557	$49,238	31.8%	(1.4)%
Gross profit	$19,277	$15,836	$17,510	21.7%	(9.6)%
Gross margin	30.1%	32.6%	35.6%

(1)	Prior year amounts have been adjusted to reflect the reclassification of certain business operations from our Medical Technology segment to our Laboratory segment. The reclassifications did not have a material impact on either segment.

Medical Technology revenue increased $15.5 million in 2010 as compared to 2009, which was primarily attributable to increases in the unit sales of each of our digital radiography equipment product lines and ultrasound imaging equipment and increased customer service and equipment sales. Increases in our digital radiography equipment sales was partially attributable to the July 1, 2009 Eklin acquisition. Medical Technology 2010 revenue also benefited from a change in our revenue recognition policy due to the implementation of new accounting guidance, which resulted in less deferred revenue. See Note 2c, Summary of Significant Accounting Policies — Revenue and Related Cost Recognition, of this annual report on Form 10-K.

Medical Technology revenue decreased $681,000 in 2009 as compared to 2008, which was primarily attributable to declines on sales of our ultrasound equipment. We believe the business life cycle for ultrasound equipment is maturing and accordingly, the demand for these types of products and related services may decline in the near term. The revenue from our digital radiography imaging equipment slightly declined due to the structure of certain sales agreements that resulted in more revenue being deferred in 2009 as compared to 2008. The decreases were largely offset by increases in our customer service revenue, including warranties, due to the acquisition of Eklin.

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

Medical Technology gross profit increased $3.4 million in 2010 as compared to 2009 due to the increase in revenue mentioned above offset somewhat by a decrease in gross margin. The decrease in gross margin was due to various factors including a shift in the mix of products and services sold and downward changes in pricing to mitigate the impact of competition. Specifically, revenue from the sale of small animal digital radiography imaging equipment, which has a higher gross margin, decreased as a percentage of our total Medical Technology revenue while revenue from the sale of equine digital radiography imaging equipment, which has lower gross margins, increased as a percentage of our total Medical Technology revenue. With respect to our overall digital radiography sales, as a result of the current economic environment customers are purchasing more machines with less functionality or our standard configuration. These economic as well as competitive pressures have resulted in the decrease in margins, as the average cost per unit has declined to a lesser degree than the average revenue per unit. There was also an increase in revenue related to warranties sold, which has a higher gross margin, due to an overall increase in units installed year over year.

Medical Technology gross profit decreased in 2009 as compared to 2008 due to the decline in revenue mentioned above and a decrease in gross margin, which was impacted by the reclassification of certain accounts from SG&A to direct costs to conform to the current year’s presentation. The reclassification had a greater impact in 2009 as compared to 2008.

Intercompany Revenue

Laboratory revenue in 2010, 2009 and 2008 included intercompany revenue of $37.0 million, $32.5 million and $32.0 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue in 2010, 2009 and 2008 included intercompany revenue of $8.6 million, $5.8 million and $6.0 million, respectively, that was generated by providing products and services to our animal hospitals. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are generally accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative (“SG&A”) expense and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For The Years Ended December 31,
	2010		2009(1)		2008(1)
		% of		% of		% of	% Change
	$	Revenue	$	Revenue	$	Revenue	2010	2009

Animal Hospital	$23,539	2.2%	$21,174	2.1%	$22,142	2.3%	11.2%	(4.4)%
Laboratory	26,243	8.4%	22,895	7.4%	20,816	6.8%	14.6%	10.0%
Medical Technology	14,507	22.7%	12,885	26.5%	12,174	24.7%	12.6%	5.8%
Corporate	59,252	4.3%	38,715	2.9%	35,432	2.8%	53.0%	9.3%

Total SG&A	$123,541	8.9%	$95,669	7.3%	$90,564	7.1%	29.1%	5.6%

(1)	To conform to the current year’s presentation certain accounts in our Medical Technology segment have been reclassified to direct costs from SG&A. This did not have a material impact on either expense category.

Consolidated SG&A expense increased $27.9 million in 2010 as compared to 2009 and increased $5.1 million in 2009 as compared to 2008. Increased SG&A at Corporate included $14.5 million in consulting and SERP expenses to be paid in accordance with agreements entered into on June 30, 2010 and $3.6 million in transaction costs related to the Pet DRx acquisition. Increased SG&A in our Animal Hospital segment was primarily due to growth in the segment as a result of acquisitions. Laboratory SG&A increased due to research and development costs and costs incurred to support the efforts of the sales team. Our SG&A expense as a percentage of revenue increased in 2009 primarily due to acquisition transaction costs that are now expensed in accordance with the new business combination guidance that became effective January 1, 2009. In addition to normal increases in SG&A to support the growth of our company, we incurred increased costs compared to 2008 related to our entry into Canada and the development of new products in our Laboratory segment in 2009.

Operating Income

The following table summarizes our operating income (in thousands, except percentages):

	For The Years Ended December 31,
	2010		2009		2008
		% of		% of		% of	% Change
	$	Revenue	$	Revenue	$	Revenue	2010	2009

Animal Hospital	$148,578	14.1%	$161,872	16.3%	$162,043	16.9%	(8.2)%	(0.1)%
Laboratory	115,931	37.3%	120,586	38.9%	122,325	39.9%	(3.9)%	(1.4)%
Medical Technology	4,699	7.3%	2,940	6.1%	5,307	10.8%	59.8%	(44.6)%
Corporate	(59,260)		(42,076)		(35,640)		40.8%	18.1%
Eliminations	(2,699)		(1,794)		(2,359)		50.4%	(24.0)%

Total operating income	$207,249	15.1%	$241,528	18.4%	$251,676	19.7%	(14.2)%	(4.0)%

Consolidated operating income decreased $34.3 million in 2010 as compared to 2009. The decrease was primarily due to the decline in Animal Hospital margins and an increase in SG&A as a percentage of revenue.

The decrease in our operating margin in 2009 as compared to 2008 was primarily due to the aforementioned decrease in gross margin, and the impact of a net $3.3 million non-cash charge related to the abandonment of an internally-developed software project.

Write-down and Loss on Sale of Assets

In 2010, 2009 and 2008, we sold assets, and wrote down certain assets for net losses of $374,000, $4.0 million and $234,000, respectively. The increase in loss in 2009 was related to the abandonment of an internally-developed software project (see above discussion under Operating Income).

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Interest expense:
Senior term notes	$10,672	$9,883	$23,574
Revolving credit facility	—	—	205
Interest rate swap agreements	382	9,784	5,519
Capital leases and other	2,515	2,329	2,121
Amortization of debt costs	862	486	469

	14,431	22,482	31,888
Interest income	801	1,016	3,329

Total interest expense, net of interest income	$13,630	$21,466	$28,559

The decrease in interest expense in 2010 as compared to 2009 was primarily attributable to a decrease in the overall weighted average effective interest rate primarily due to the gradual expiration of all our higher cost fixed-rate swap agreements during the last 12 months.

The decrease in net interest expense in 2009 as compared to 2008 was primarily attributable to a decrease in the effective interest rate on our senior term notes and related interest rate swap agreements from 5.5% to 3.8%, respectively.

Provision for Income Taxes

The effective rate for 2010, 2009 and 2008 was 41.5%, 39.2% and 39.3%, respectively, which reflects a tax expense of $5.4 million, or $3.5 million net of tax, recognized during 2010 related to settlement of taxes on 2004 through 2007 taxable income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly-own.

Inflation

Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

Transactions with ThinkPets Inc. (formerly known as Zoasis Corporation)

We incurred marketing expense for vaccine reminders and other direct mail services provided by ThinkPets, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. Arthur J. Antin, our Chief Operating Officer, owns an 8% interest in ThinkPets. We purchased services of $2.8 million, $2.7 million and $2.1 million in 2010, 2009 and 2008, respectively. Although we receive certain discounts on these services the aggregate amount of the discounts is not material to the financial statements.

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2010, 2009 and 2008. The amount paid by our company to Akin for these legal services was $2.3 million, $1.3 million and $600,000 in 2010, 2009 and 2008, respectively.

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

At December 31, 2010, our consolidated cash and cash equivalents totaled $97.1 million, representing a decrease of $48.1 million as compared to the prior year. Cash flows generated from operating activities totaled $168.1 million in 2010, representing a decrease of $15.4 million as compared to the prior year. We spent $151.0 million on acquisitions, investments and capital expenditures during the year.

We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to do so in the future. During the year we retired our existing senior term notes in the principal amount of $505.4 million by entering into a new credit facility consisting of $500 million in senior term notes and $100 million revolving credit facility. The new credit facility bears interest based on the interest rate offered to our administrative agent on the London Interbank market or LIBOR plus a margin of 2.25%. We have access to an unused $100 million revolving credit facility mentioned above, which was entered into during 2010 and expires August 2015. Historically, we have accessed the capital markets to fund acquisitions that could not be funded out of cash flow. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. Consequently there is no assurance that we will be able to obtain financing on favorable terms in the future.

Future Cash Flows

Short-term

Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally-generated cash flow. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate one or more significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.

In 2011, we expect to spend $55 million to $65 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2011 through February 28, 2011, we spent $3.2 million in connection with the acquisition of one animal hospital. In addition, we expect to spend approximately $75 million in 2011 for both property and equipment additions and capital expenditures necessary to maintain our existing facilities.

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

Debt Related Covenants

Our new senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2010, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

At December 31, 2010, we had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2010, we had a leverage ratio of 1.94 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Cash provided by (used in):
Operating activities	$168,073	$183,471	$197,308
Investing activities	(151,006)	(130,770)	(212,711)
Financing activities	(65,310)	3,477	(6,402)
Effect of currency exchange rate charges on cash and cash equivalents	188	44	(102)

(Decrease) increase in cash and cash equivalents	(48,055)	56,222	(21,907)
Cash and cash equivalents at beginning of year	145,181	88,959	110,866

Cash and cash equivalents at end of year	$97,126	$145,181	$88,959

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $15.4 million in 2010 as compared to 2009. This decrease was primarily due to lower operating income, and an increase in cash paid for taxes of $18.1 million, partially offset by a decrease in cash interest due to the expiration of our interest-rate swap agreements and incremental changes in working capital.

Net cash provided by operating activities decreased $13.8 million in 2009 as compared to 2008. This decrease was primarily due to decreases in working capital and a decrease in operating performance, partially offset by a decrease of $9.4 million in cash paid for interest.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For The Years Ended December 31,			Variance
	2010	2009	2008	2010	2009

Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(69,456)	$(56,806)	$(123,129)	$(12,650)	$66,323
Acquisition of Pet DRx	(7,670)	—	—	(7,670)	—
Acquisition of Eklin	—	(12,504)	—	12,504	(12,504)
Other	(3,557)	(5,267)	(3,573)	1,710	(1,694)

Total cash used for acquisitions(1)	(80,683)	(74,577)	(126,702)	(6,106)	52,125
Property and equipment additions(2)	(61,951)	(50,801)	(55,045)	(11,150)	4,244
Real estate acquired with acquisitions(3)	(9,289)	(4,894)	(17,593)	(4,395)	12,699
Proceeds from sale of assets(4)	939	151	1,775	788	(1,624)
Other(5)	(22)	(649)	(15,146)	627	14,497

Net cash used in investing activities	$(151,006)	$(130,770)	$(212,711)	$(20,236)	$81,941

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from year to year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The increase in cash used to acquire real estate is due to real estate purchased in connection with the acquisition of animal hospitals.

(4)	The increase in proceeds from sale of assets in 2010 was due to the sale of one of our animal hospitals. The decrease in proceeds from sale of assets in 2009 was primarily due to a significant land sale in 2008.

(5)	The decrease in cash used for other investing activities in 2009 was primarily due to investments made in 2008 related to our expansion into Canada and other markets.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For The Years Ended December 31,			Variance
	2010	2009	2008	2010	2009

Financing Cash Flows:
Repayment of long-term obligations(1)	$(555,529)	$(7,936)	$(7,790)	$(547,593)	$(146)
Proceeds from long-term obligations(1)	500,000	—	—	500,000	—
Borrowings on revolving credit facility	—	—	35,000	—	(35,000)
Repayment on revolving credit facility	—	—	(35,000)	—	35,000
Payment of financing costs(1)	(9,112)	—	—	(9,112)	—
Distributions to noncontrolling interest partners(2)	(4,247)	(4,189)	(3,987)	(58)	(202)
Proceeds from stock options exercises(3)	5,510	15,297	3,606	(9,787)	11,691
Excess tax benefits from stock options	378	866	1,769	(488)	(903)
Stock repurchases(4)	(2,310)	(561)	—	(1,749)	(561)

Net cash (used in) provided by financing activities	$(65,310)	$3,477	$(6,402)	$(68,787)	$9,879

(1)	The cash used for repayment of debt increased due to our August 19, 2010 debt refinance and due to the payoff of debt related to the Pet DRx acquisition. The proceeds from issuance of long-term debt in 2010 is related to the debt refinance mentioned above. The payment of financing costs in 2010 is also related to the debt refinance, see Note 5, Long-Term Obligations, of this annual report on Form 10-K.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash. We adopted new noncontrolling interest guidance effective January 1, 2009, which resulted in a reclassification of these distributions from operating activities to financing activities.

(3)	The number of stock option exercises decreased in 2010 and increased in 2009 when compared to their respective prior years due to the increase in the market price of our stock during 2009 and the nearing expiration of certain stock options.

(4)	The stock repurchases in fiscal 2010 and 2009 represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2010 (in thousands):

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Contractual Obligations:
Long-term debt	$494,618	$25,752	$65,741	$403,125	$—
Capital lease obligations	32,418	2,349	5,193	5,459	19,417
Operating leases	899,159	53,446	105,903	103,674	636,136
Fixed cash interest expense	14,888	2,341	4,218	3,395	4,934
Variable cash interest expense Term A(1)	50,006	12,206	22,325	15,475	—
Purchase obligations(2)	18,652	7,652	8,700	2,300	—
Other long-term liabilities(3)	24,182	2,940	4,630	3,769	12,843
Earn-out payments(4)	1,172	847	325	—	—

	$1,535,095	$107,533	$217,035	$537,197	$673,330

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of December 31, 2010.

(2)	Our purchase obligations consist primarily of supply purchase agreements related to our Medical Technology business and construction contracts primarily for our animal hospitals.

(3)	Includes future payments under our Supplemental Executive Retirement Program and Consulting Agreements.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Financing Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2010, we do not have any off-balance sheet financing arrangements.

Description of Indebtedness

Senior Credit Facility

At December 31, 2010, we had $493.8 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin of 2.25% per annum. We pay a commitment fee of 0.50% on our revolving credit facility.

The senior term notes and the revolving credit facility mature in August 2015.

Other Debt and Capital Lease Obligations

At December 31, 2010, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $33.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, we had borrowings of $493.8 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of December 31, 2010 we have no interest rate swap agreements. In the future, we may enter into new interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.

If LIBOR increases 1% from December 31, 2010 the additional annual interest expense will amount to $4.8 million. If LIBOR decreases 1% from December 31, 2010 the annual interest expense savings will amount to $4.8 million.

If LIBOR increases 1% from December 31, 2009 the additional annual interest expense will amount to $5.0 million net of the effect of the swap agreement mentioned below. If LIBOR decreases 1% from December 31, 2009 the annual interest expense savings will amount to $5.0 million net of the effect of the swap agreement mentioned below. To reduce the risk of increasing interest rates, we had entered into the following interest rate swap agreement:

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2010. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.

February 28, 2011

/s/  Robert L. Antin
Robert L. Antin
Chairman of the Board, President and
Chief Executive Officer

/s/  Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer,
Vice President and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts as listed in the index under Item 8. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of VCA Antech, Inc.:

We have audited VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VCA Antech, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 28, 2011

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$97,126	$145,181
Trade accounts receivable, less allowance for uncollectible accounts of $13,801 and $13,015 at December 31, 2010 and 2009, respectively	49,224	49,186
Inventory	40,760	32,031
Prepaid expenses and other	21,138	27,242
Deferred income taxes	19,019	18,318
Prepaid income taxes	19,047	6,252

Total current assets	246,314	278,210
Property and equipment, net	331,687	289,415
Goodwill	1,092,480	985,674
Other intangible assets, net	46,986	44,280
Notes receivable, net	6,429	5,153
Deferred financing costs, net	6,700	581
Other	35,826	24,091

Total assets	$1,766,422	$1,627,404

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$28,101	$17,195
Accounts payable	31,970	28,326
Accrued payroll and related liabilities	35,754	33,539
Other accrued liabilities	45,769	43,298

Total current liabilities	141,594	122,358
Long-term debt, less current portion	498,935	527,860
Deferred income taxes	82,131	75,197
Other liabilities	27,972	10,651

Total liabilities	750,632	736,066
Commitments and contingencies:
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 86,179 and 85,584
shares outstanding as of December 31, 2010 and 2009, respectively	86	86
Additional paid-in capital	347,848	335,114
Accumulated earnings	650,253	540,010
Accumulated other comprehensive income (loss)	737	(163)

Total VCA Antech, Inc. stockholders’ equity	998,924	875,047
Noncontrolling interest	16,866	16,291

Total equity	1,015,790	891,338

Total liabilities and equity	$1,766,422	$1,627,404

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)

	For The Years Ended December 31,
	2010	2009	2008

Revenue	$1,381,468	$1,314,507	$1,277,470
Direct costs	1,050,304	973,275	934,996

Gross profit	331,164	341,232	342,474
Selling, general and administrative expense	123,541	95,669	90,564
Net loss on sale of assets	374	4,035	234

Operating income	207,249	241,528	251,676
Interest expense	14,431	22,482	31,888
Interest income	801	1,016	3,329
Debt retirement costs	2,131	—	—
Other income	(772)	(104)	(212)

Income before provision for income taxes	192,260	220,166	223,329
Provision for income taxes	78,102	84,580	86,219

Net income	114,158	135,586	137,110
Net income attributable to noncontrolling interests	3,915	4,158	4,126

Net income attributable to VCA Antech, Inc.	$110,243	$131,428	$132,984

Basic earnings per share	$1.28	$1.54	$1.57

Diluted earnings per share	$1.27	$1.53	$1.55

Weighted-average shares outstanding for basic earnings per share	86,049	85,077	84,455

Weighted-average shares outstanding for diluted earnings per share	87,051	86,097	85,700

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total

Balances, December 31, 2007	84,335	84	296,037	275,598	(3,335)	10,207	578,591
Net income	—	—	—	132,984	—	4,126	137,110
Foreign currency translation adjustment	—	—	—	—	(730)	—	(730)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(239)	—	(239)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(5,390)	—	(5,390)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	3,342	—	3,342
Formation of noncontrolling interests	—	—	—	—	—	3,241	3,241
Distribution to noncontrolling interests	—	—	—	—	—	(3,987)	(3,987)
Purchase of noncontrolling interests	—	—	—	—	—	(741)	(741)
Share-based compensation	—	—	7,176	—	—	—	7,176
Issuance of common stock under stock option plans	298	1	3,605	—	—	—	3,606
Tax benefit from stock options and awards	—	—	1,856	—	—	—	1,856

Balances, December 31, 2008	84,633	85	308,674	408,582	(6,352)	12,846	723,835
Net income	—	—	—	131,428	—	4,158	135,586
Foreign currency translation adjustment	—	—	—	—	684	—	684
Unrealized gain on foreign currency, net of tax	—	—	—	—	344	—	344
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(815)	—	(815)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	5,976	—	5,976
Formation of noncontrolling interests	—	—	—	—	—	3,476	3,476
Distribution to noncontrolling interests	—	—	—	—	—	(4,189)	(4,189)
Restricted stock unit grant	—	—	1,941	—	—	—	1,941
Share-based compensation	—	—	7,951	—	—	—	7,951
Issuance of common stock under stock option plans	951	1	15,296	—	—	—	15,297
Stock repurchases	—	—	(561)	—	—	—	(561)
Tax benefit from stock options and awards	—	—	1,813	—	—	—	1,813

Balances, December 31, 2009	85,584	86	335,114	540,010	(163)	16,291	891,338
Net income	—	—	—	110,243	—	3,915	114,158
Foreign currency translation adjustment	—	—	—	—	482	—	482
Unrealized gain on foreign currency, net of tax	—	—	—	—	186	—	186
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Formation of noncontrolling interests	—	—	—	—	—	1,391	1,391
Distribution to noncontrolling interests	—	—	—	—	—	(4,247)	(4,247)
Purchase of noncontrolling interests	—	—	—	—	—	(484)	(484)
Share-based compensation	—	—	9,340	—	—	—	9,340
Issuance of common stock under stock option plans	595	—	5,510	—	—	—	5,510
Stock repurchases	—	—	(2,310)	—	—	—	(2,310)
Tax benefit from stock options and awards	—	—	378	—	—	—	378
Tax shortfall and other from stock options and awards	—	—	(184)	—	—	—	(184)

Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$16,866	$1,015,790

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For The Years Ended December 31,
	2010	2009	2008

Net income	$114,158	$135,586	$137,110
Other comprehensive income (loss):
Foreign currency translation adjustments	482	684	(730)
Unrealized gain (loss) on foreign currency	304	563	(391)
Tax (expense) benefit	(118)	(219)	152
Unrealized loss on hedging instruments	(2)	(1,335)	(8,825)
Tax benefit	1	520	3,435
Losses on hedging instruments reclassified to income	382	9,784	5,472
Tax benefit	(149)	(3,808)	(2,130)

Other comprehensive income (loss):	900	6,189	(3,017)

Total comprehensive income	115,058	141,775	134,093
Comprehensive income attributable to noncontrolling interests	3,915	4,158	4,126

Comprehensive income attributable to VCA Antech, Inc.	$111,143	$137,617	$129,967

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$114,158	$135,586	$137,110
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	46,069	39,571	31,911
Amortization of debt issue costs	862	486	470
Provision for uncollectible accounts	7,366	7,048	5,187
Debt retirement costs	2,131	—	—
Net loss on sale of assets	374	4,035	234
Share-based compensation	9,340	7,951	7,176
Deferred income taxes	13,493	24,600	22,581
Excess tax benefits from exercise of stock options	(378)	(866)	(1,769)
Other	(901)	(425)	(14)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,048)	(10,004)	(5,674)
Inventory, prepaid expenses and other assets	(11,868)	(15,591)	(6,981)
Accounts payable and other accrued liabilities	7,463	(1,974)	(2,515)
Accrued payroll and related liabilities	(385)	(7,794)	4,863
Income taxes	(12,603)	848	4,729

Net cash provided by operating activities	168,073	183,471	197,308

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(80,683)	(74,577)	(126,702)
Real estate acquired in connection with business acquisitions	(9,289)	(4,894)	(17,593)
Property and equipment additions	(61,951)	(50,801)	(55,045)
Proceeds from sale of assets	939	151	1,775
Other	(22)	(649)	(15,146)

Net cash used in investing activities	(151,006)	(130,770)	(212,711)

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	For The Years Ended December 31,
	2010	2009	2008

Cash flows from financing activities:
Repayment of debt	(555,529)	(7,936)	(7,790)
Proceeds from the issuance of long-term debt	500,000	—	—
Payment of financing costs	(9,112)	—	—
Borrowings on revolving credit facility	—	—	35,000
Repayment on revolving credit facility	—	—	(35,000)
Distributions to noncontrolling interest partners	(4,247)	(4,189)	(3,987)
Proceeds from issuance of common stock under stock option plans	5,510	15,297	3,606
Excess tax benefits from exercise of stock options	378	866	1,769
Stock repurchases	(2,310)	(561)	—

Net cash (used in) provided by financing activities	(65,310)	3,477	(6,402)

Effect of currency exchange rate changes on cash and cash equivalents	188	44	(102)

(Decrease) increase in cash and cash equivalents	(48,055)	56,222	(21,907)
Cash and cash equivalents at beginning of year	145,181	88,959	110,866

Cash and cash equivalents at end of year	$97,126	$145,181	$88,959

Supplemental disclosures of cash flow information:
Interest paid	$13,357	$22,064	$31,432
Income taxes paid	$77,210	$59,132	$58,909
Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$139,917	$94,528	$128,346
Cash paid for acquisitions	(80,683)	(74,577)	(126,702)
Cash paid to bondholders	(29,532)	—	—
Non-cash note conversion to equity interest in subsidiary	—	(5,700)	—
Contingent consideration	(259)	(712)	—

Liabilities assumed	$29,443	$13,539	$1,644

The accompanying notes are an integral part of these consolidated financial statements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), and veterinary medical technology (“Medical Technology”).

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2010, we operated 528 animal hospitals throughout 41 states.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2010, we operated 50 laboratories of various sizes located strategically throughout the United States and Canada.

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

We provide management services to certain veterinary medical groups in states with laws that prohibit business corporations from providing or holding themselves out as providers of veterinary services. At December 31, 2010, we operated 166 animal hospitals in 15 of these states. In these states, we provide administrative and support services to the veterinary medical groups. Pursuant to the management agreements, the veterinary medical groups are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state.

We have determined that the veterinary medical groups are variable interest entities as defined by the Financial Accounting Standards Board (“FASB”), and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests in these veterinary medical groups, in aggregate with the variable interests held by our related parties, provide us with the power to direct the activities of these groups that most significantly impact their economic performance and obligate us to absorb losses that could potentially be significant or the right to receive benefits from the veterinary medical groups that could potentially be significant. Based on these determinations, we consolidated the veterinary medical groups in our consolidated financial statements. In June 2009, the FASB issued new accounting guidance on consolidations; see Note 2v, Recent Accounting Pronouncements, for a discussion of the January 1, 2010 adoption of this new guidance.

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

c.	Revenue and Related Cost Recognition

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and

•	collectability is reasonably assured.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our Animal Hospital, Laboratory and Medical Technology business units, at the time services are rendered.

•	For the sale of merchandise at our animal hospitals, when delivery of the goods has occurred.

•	For services provided by our Medical Technology business unit under defined support and maintenance contracts, on a straight-line basis over the contract period, recognizing costs as incurred; these services include, but are not limited to, technical support, when-and-if available product updates for software and extended warranty coverage.

•	For the sale of our digital radiography imaging equipment and ultrasound imaging equipment sold on a standalone basis at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement.

We account for revenue in our Medical Technology business as follows, depending upon the item sold:

•	Digital radiography imaging equipment and all of its related computer equipment, our proprietary software and services in addition to any other computers sold with our proprietary software are accounted for under the FASB’s new accounting guidance related to multiple-deliverable transactions. We early adopted the new guidance on January 1, 2010. Previously we accounted for these types of transactions under the FASB’s guidance for software revenue recognition.

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

We do not currently have VSOE for our DR imaging equipment as units are not sold on a stand-alone basis without the related support packages. As this is also true for our competitors, TPE of selling price is also unavailable. We therefore use ESP for certain elements to allocate the arrangement consideration related to our DR imaging equipment.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

In domestic markets we have VSOE for our DR imaging equipment post-contract customer support (“PCS”) as the support package is sold on a stand-alone basis. Our PCS agreements normally include a warranty on the receptor plate and technical support on the software elements. In foreign markets however, we do not have VSOE on the receptor plate warranties, accordingly we use the ESP.

The changes made under the new accounting guidance did not cause any changes in the units of accounting related to our arrangements.

The new guidance resulted in a different allocation of revenue to the deliverables in the current fiscal year, which changed the pattern and timing of revenue recognition for these elements but did not change the total revenue to be recognized for the arrangement. Revenue and gross profit increased by approximately $3.4 million and $1.0 million, respectively, for the year ended December 31, 2010 primarily as a result of the acceleration of revenue related to the delivery of the equipment in international markets.

We are not able to reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary based on the nature and volume of new or materially modified arrangements in any given period.

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue based upon the relative selling prices.

We defer revenue for certain transactions in our Medical Technology business as follows:

•	We defer revenue for pre-paid services such as our consulting, education services or PCS and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

As a result of these policies, we have deferred revenue and costs at December 31, 2010 and 2009 consisting of the following (in thousands):

	2010	2009

Deferred equipment revenue(1)	$6,499	$10,053
Deferred fixed-priced support or maintance contract revenue	2,968	2,691
Other deferred revenue(2)	2,355	2,571

Total deferred revenue	11,822	15,315
Less current portion included in other accrued liabilities	8,617	12,497

Long-term portion of deferred revenue included in other liabilities	$3,205	$2,818

Current portion of deferred costs included in prepaid expenses and other	$2,961	$5,413
Long-term portion of deferred costs included in other assets	4,325	3,635

Total deferred costs(3)	$7,286	$9,048

(1)	Represents amounts billed or received for sales arrangements that include equipment, hardware, software and PCS. See above discussion related to the new accounting guidance adopted January 1, 2010 pertaining to revenue recognition — multiple-deliverable transactions.

(2)	Represents amounts billed or received in advance for services.

(3)	Represents costs related to equipment, hardware and software included in deferred equipment revenue.

d.	Direct Costs

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2010, 2009 and 2008 was $36.7 million, $31.8 million and $25.9 million, respectively.

Property and equipment at December 31, 2010 and 2009 consisted of (in thousands):

	2010	2009

Land	$52,562	$41,980
Building and improvements	110,557	95,968
Leasehold improvements	113,593	98,341
Furniture and equipment	193,086	170,672
Software	15,983	12,759
Buildings held under capital leases	20,864	19,954
Equipment held under capital leases	947	1,054
Construction in progress	22,252	16,193

Total property and equipment	529,844	456,921
Less — accumulated depreciation and amortization	(198,157)	(167,506)

Total property and equipment, net	$331,687	$289,415

Accumulated amortization on buildings and equipment held under capital leases amounted to $4.6 million and $3.7 million at December 31, 2010 and 2009, respectively.

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

Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums. We provide no assurance that forecasted growth rates, valuation multiples, and discount rates will not deteriorate. We will continue to analyze changes to these assumptions in future periods.

In 2010, 2009 and 2008, we determined that the estimated fair value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of the goodwill of our reporting units was impaired. However, changes in our estimates, such as forecasted cash flows, would affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our Animal Hospital and Medical Technology reporting units. The fair value of our Laboratory reporting unit significantly exceeded its respective book value. However, the calculated fair value of our Animal Hospital and Medical Technology reporting units exceeded their respective carrying values by a much narrower margin. There is approximately $966.0 million and $29.7 million of goodwill associated with the Animal Hospital and Medical Technology reporting units respectively. While management does not believe that impairment is probable, the performance of these business units requires continued improvement in future periods to sustain their carrying value. The amount of any future impairment is dependent on the performance of the business which is dependent upon a number of variables, especially revenue growth, which cannot be predicted with certainty.

We adopted the end of October as our annual impairment testing date, which allows us time to complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities Exchange Commission in accordance with our accelerated filing requirements. We have not had an impairment charge since the adoption of current accounting guidance related to goodwill impairment.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

The following table presents the changes in the carrying amount of our goodwill for 2010 and 2009 (in thousands):

	Animal Hospital	Laboratory	Medical Technology	Total

Balance as of January 1, 2009	$807,203	$95,694	$19,160	$922,057
Goodwill acquired	50,741	430	8,361	59,532
Goodwill related to noncontrolling interests	3,449	—	—	3,449
Other(1)	475	161	—	636

Balance as of December 31, 2009	861,868	96,285	27,521	985,674
Goodwill acquired	105,794	7	—	105,801
Other(1)	(1,663)	526	2,142	1,005

Balance as of December 31, 2010	$965,999	$96,818	$29,663	$1,092,480

(1)	Other includes measurement period adjustments, earn-out payments and foreign currency translation adjustments. The Medical Technology measurement period adjustments consisted primarily of an adjustment to the valuation of deferred tax assets. The Animal Hospital 2010 other category includes the write-off of goodwill related to the sale of one of the Pet DRx animal hospitals that occurred during the fourth quarter.

j.	Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2010 and 2009, as follows (in thousands):

	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Non-contractual customer relationships	$48,686	$(14,188)	$34,498	$38,359	$(8,077)	$30,282
Covenants not-to-compete	14,459	(8,311)	6,148	14,748	(7,785)	6,963
Favorable lease asset	5,486	(2,672)	2,814	5,406	(2,150)	3,256
Technology	2,189	(1,447)	742	2,209	(1,332)	877
Trademarks	3,749	(986)	2,763	3,362	(494)	2,868
Client lists	35	(14)	21	60	(26)	34

Total	$74,604	$(27,618)	$46,986	$64,144	$(19,864)	$44,280

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual customer relationships	4 to 25 years
Covenants not-to-compete	3 to 10 years
Favorable lease asset	1 to 14 years
Technology	5 years
Trademarks	10 years
Client lists	3 years

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Aggregate amortization expense	$9,380	$7,790	$6,052

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2010 is as follows (in thousands):

2011	$10,570
2012	9,472
2013	7,251
2014	5,007
2015	3,163
Thereafter	11,523

Total	$46,986

k.	Income Taxes

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

We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2010.

l.	Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2010 and December 31, 2009. The notes bear interest at rates varying from 3.9% to 8.0% per annum.

m.	Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $574,000 and $1.9 million at December 31, 2010 and 2009, respectively.

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

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $21.7 million, $19.9 million and $17.5 million for 2010, 2009 and 2008, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $2.8 million, $2.0 million and $2.1 million for 2010, 2009 and 2008, respectively.

q.	Insurance and Self-Insurance

We use a combination of insurance and self-insurance with high retention or high-deductible provisions for a number of risks, including workers’ compensation, general liability, property insurance and our group health insurance benefits.

Liabilities associated with these risks are estimated at fair value on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

r.	Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2010 and 2009 were $66,000 and $108,000, respectively.

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

	For Years Ended December 31,
	2010	2009	2008

Net income attributable to VCA Antech, Inc.	$110,243	$131,428	$132,984

Weighted average common shares outstanding:
Basic	86,049	85,077	84,455
Effect of dilutive potential common stock:
Stock options	753	785	1,131
Non-vested shares	249	235	114

Diluted	87,051	86,097	85,700

Basic earnings per common share	$1.28	$1.54	$1.57

Diluted earnings per common share	$1.27	$1.53	$1.55

For the years ended December 31, 2010, 2009 and 2008, potential common shares of 11,763, 48,008 and 51,462, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies, continued

t.	Share-Based Compensation

We account for share-based compensation in accordance with FASB’s accounting guidance on stock compensation. Accordingly, we measure the cost of share-based payments based on the grant-date fair value of the equity instruments and recognize the cost over the requisite service period, which is typically the vesting period.

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

In January 2010, the FASB amended accounting guidance pertaining to fair value measurements and disclosures to improve the disclosure requirements and increase the transparency in financial reporting. The amended guidance requires new disclosures as follows: separate disclosure of significant transfers in and out of Level 1 and 2 fair value measurements along with a description of the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs (Level 3) present separately information about purchases, sales, issuances, and settlements. Additionally, this new accounting guidance clarifies the level of disaggregation required and the required disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this new guidance did not impact our consolidated financial statements.

w.	Reclassifications

Certain reclassifications have been made herein to prior year balances to conform to the 2010 financial statement presentation.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Related Party Transactions

a.	Transactions with ThinkPets Inc. (formerly known as Zoasis Corporation)

We incurred marketing expense for vaccine reminders and other direct mail services provided by ThinkPets, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. We purchased services of $2.8 million, $2.7 million and $2.1 million for 2010, 2009 and 2008, respectively. Arthur J. Antin, our Chief Operating Officer, owns an 8% interest in ThinkPets.

In 2003, we entered into an agreement with ThinkPets pursuant to which we acquired all of ThinkPets’ right, title, and interest in and to certain software in exchange for all our preferred stock of ThinkPets then held by us. Concurrent with the purchase of the software, we granted to ThinkPets a limited royalty-free, non-exclusive license to this software in exchange for ThinkPets providing certain support for the software. Both we and ThinkPets have a right to make modifications to the software, but all modifications and derivative works are owned by us. The software is hosted at our expense at a third-party hosting facility for the benefit of both parties.

b.	Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2010, 2009 and 2008. The amount paid by our company to Akin for these legal services was $2.3 million, $1.3 million and $600,000 in 2010, 2009 and 2008, respectively.

c.	Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $41.9 million, $38.3 million and $22.7 million in 2010, 2009 and 2008, respectively.

On April 8, 2010, pursuant to our warrant agreement we purchased 34% of the outstanding preferred stock of VetSource for $1.0 million. We account for this investment using the cost basis method. In addition, we entered into a consulting agreement whereby VCA received a fee of $1.0 million for advisory services provided to VetSource management in 2010.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2010	2009

Deferred revenue	$8,617	$12,497
Accrued health insurance	4,970	4,484
Deferred rent	3,456	2,989
Customer deposits	2,966	3,783
Accrued consulting fees	2,760	—
Accrued lab service rebates	2,535	1,238
Holdbacks and earn-outs	2,447	2,483
Accrued workers’ compensation insurance	786	2,217
Other	17,232	13,607

	$45,769	$43,298

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2010 and 2009 (in thousands):

		2010	2009

Senior term notes	Notes payable, maturing in 2015, secured by assets, variable interest rate (weighted-average interest rate of 2.6% in 2010)	$493,750	$—

Senior term notes	Notes payable, maturing in 2011 and repaid in 2010, secured by assets, variable interest rate (weighted-average interest rate of 1.9% in 2009)	—	516,889

Revolving credit	Revolving line of credit, maturing in 2015, secured by assets, variable interest rate	—	—

Secured seller notes	Notes payable, various maturities through 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 9.0% to 10.0%	868	1,023

Unsecured debt	Note payable, maturing in 2010, interest rate of 7.25%	—	375

	Total debt obligations	494,618	518,287

	Capital lease obligations	32,418	26,768

		527,036	545,055

	Less — current portion	(28,101)	(17,195)

		$498,935	$527,860

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2010 are presented below (in thousands):

	Debt	Capital Lease
	Obligations	Obligations	Total

2011	$25,752	$2,349	$28,101
2012	28,205	2,529	30,734
2013	37,536	2,664	40,200
2014	40,625	2,674	43,299
2015	362,500	2,785	365,285
Thereafter	—	19,417	19,417

Total	$494,618	$32,418	$527,036

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations, continued

Senior Credit Facility

In May 2005, we entered into a senior credit facility with various lenders for $550.0 million of senior secured credit facilities with Goldman Sachs Credit Partners, L.P. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent. At the time of entering into the senior credit facility, it included $475.0 million of senior term notes and a $75.0 million revolving credit facility.

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

In August 2010, we entered into a new senior credit facility with various lenders for $600 million of senior secured credit facilities with Bank of America, N.A. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent, collateral agent, issuing bank and swing line lender. The new credit facility provided $500 million of senior term notes and a $100 million revolving credit facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $10 million and the aggregate unused amount of the revolving credit facility then in effect. The terms of the new senior credit facility are discussed below in this footnote. The funds borrowed under the new senior term notes were used to retire our existing senior term notes described above in the principal amount of $505.4 million. In connection with the refinancing transactions, we wrote off previously deferred financing costs and paid financing costs. We incurred $9.4 million in debt retirement costs, of which approximately $2.1 million, or $1.3 million after tax were recognized as part of income from continuing operations and approximately $7.3 million were capitalized as deferred financing costs. Included in the $2.1 million of debt retirement costs included in income from continuing operations was approximately $192,000 in previously deferred financing costs that were written off as part of the transaction.

Interest Rate.  In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•	the adjusted Eurodollar rate (as defined below) plus a margin of 1.50% per annum for the senior term notes existing from May 2005 to August 2010 and for the senior term notes existing since August 2010 a margin of 2.25% (Level III, see table below) per annum until the date of delivery of the compliance certificate and the financial statements for the period ending March 31, 2011, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

		Applicable Margin	Applicable Revolving
Level	Leverage Ratio	for Eurodollar Rate Loans	Commitment Fee %

I	≥ 2.75:1.00	2.75%	0.50%
II	< 2.75:1.00 and ≥ 2.25:1.00	2.50%	0.50%
III	< 2.25:1.00 and ≥ 1.75:1.00	2.25%	0.50%
IV	< 1.75:1.00 and ≥ 1.25:1.00	2.00%	0.50%
V	< 1.25:1.00	1.75%	0.375%

The base rate for the previous senior term notes existing from May 2005 to August 2010 is the higher of (a) Wells Fargo’s prime rate or (b) the Federal funds rate plus 0.5%. The base rate for the new senior term

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations, continued

notes existing since August 2010 is a rate per annum equal to the greatest of Wells Fargo’s prime rate in effect on such day, the Federal funds effective rate in effect on such day plus 0.5% and the adjusted Eurodollar rate for a one-month interest period commencing on such day plus 1.0%. The adjusted Eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Eurocurrency liabilities.”

Maturity and Principal Payments.  The new senior term notes mature on August 19, 2015. Principal payments on the senior term notes are paid quarterly in the amount of $6.3 million for the first two years beginning on December 31, 2010, quarterly payments of $9.4 million for the two years following, and quarterly payments of $12.5 million for the three quarters prior to maturity at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

	For Years Ending December 31,
	2011	2012	2013	2014	2015

Senior term notes	$25,000	$28,125	$37,500	$40,625	$362,500

The revolving credit facility has a commitment fee equal to 0.50% per annum on the unused portion of the commitment. The revolving credit facility matures on August 19, 2015. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2010, we had no borrowings under our revolving credit facility.

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

Debt Covenants.  The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2010, we had a fixed charge coverage ratio of 1.61 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 1.94 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

Interest Rate Swap Agreements

In the past we have entered into interest rate swap agreements whereby we pay the counterparty amounts based on a fixed interest rate and set notional principal amount in exchange for the receipt of payments from the counterparty based on current LIBOR and the same set notional principal amount. We use interest rate swap agreements to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt.

During 2010, all of our interest rate swap agreements had expired and we have not entered into any new agreements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Obligations, continued

The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	For Years Ended December 31,
	2010	2009	2008

Cash paid(1)	$382	$9,784	$5,472
Recognized gain from ineffectiveness(2)	$—	$(70)	$(97)

(1)	Our interest rate swap agreements effectively converted a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of hedging against the risk of increasing interest rates. The above table depicts cash payments to the counterparties on our swap agreements. These payments are offset by a corresponding decrease in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized gains are included in other expense (income) in our consolidated income statements.

6.	Fair Value of Financial Instruments

On January 1, 2008, we adopted the applicable provisions of the new accounting guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements related to financial instruments. On January 1, 2009, we adopted the new guidance for our non-financial assets and non-financial liabilities measured on a non-recurring basis. As of December 31, 2010, we do not have any applicable non-recurring measurements of non-financial assets and non-financial liabilities.

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

Long-Term Debt.  The fair value of debt at December 31, 2010 is based upon the ask price quoted from an external source, which is considered a Level 2 input. At December 31, 2009, due to changes in the credit markets, we did not believe current pricing levels provided a reasonable estimate of fair value. As such, we estimated the fair value of our variable-rate debt using discounted cash flow techniques utilizing current market rates, which incorporated our credit risk.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$493,750	$496,219	$516,889	$513,053

Interest Rate Swap Agreements.  We use the market approach to measure fair value for our interest rate swap agreements. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities. As of December 31, 2010 all of our interest rate swap agreements had expired.

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

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends or make other distributions in respect of our common stock. Specifically, our senior credit facility dated August 19, 2010 prohibits us from declaring, ordering, paying, or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2010, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. We maintain three plans: the 1996 Stock Incentive Plan; the 2001 Stock Incentive Plan; and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2010, the sum of the shares previously issued pursuant to awards under the 2006 Plan and the shares of common stock remaining available for future issuance under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 6,670,435 shares. The number of shares of common stock remaining available for future issuance under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2010 was 4,561,931. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from two to five years, and outstanding options typically expire between five and ten years from the date of grant.

Stock Option Activity

A summary of our stock option activity for 2010 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2009	4,300	$16.72
Exercised	(945)	17.63
Forfeited/Canceled	(48)	19.81

Outstanding at December 31, 2010	3,307	$16.41	2.2	$22,742

Exercisable at December 31, 2010	2,557	$16.23	2.0	$18,056

Expected to vest at December 31, 2010	716	$17.04	2.8	$4,475

The weighted-average grant-date fair value of our stock options granted during 2008 was $5.85. There were no stock options granted during 2010 and 2009. The aggregate intrinsic value of our stock options exercised during 2010, 2009 and 2008 was $3.3 million, $7.3 million and $5.8 million, respectively. The actual tax benefit realized on options exercised during 2010, 2009 and 2008 was $1.3 million, $2.8 million and $2.2 million, respectively. The total fair value of options vested during 2010, 2009 and 2008 was $2.1 million, $72,000 and $3.1 million, respectively.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-Based Compensation, continued

The following table summarizes information about the options outstanding at December 31, 2010 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
		Weighted-Avg.
		Remaining
	Number	Contractual	Weighted-Avg.	Number	Weighted-Avg.
Exercise Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$6.26 - $7.97	1,000	1.9	$7.01	1,000	$7.01
$15.33 - $30.70	2,307	2.3	$20.49	1,557	$22.15

	3,307			2,557

At December 31, 2010, there was $1.6 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over one year.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. There were no options granted during 2010 and 2009.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost that has been charged against income for stock options was $2.6 million, $1.9 million and $1.7 million for 2010, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $1.0 million, $0.8 million and $0.6 million for 2010, 2009 and 2008, respectively.

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The non-vested stock awards to employees and executives generally vest as follows: 25% on the second anniversary of the grant date; 50% on the third anniversary of the grant date; and 25% on the fourth anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. Total compensation expense related to non-vested stock awards was $6.7 million, $6.0 million and $5.5 million in 2010, 2009 and 2008, respectively. The corresponding income tax benefit recognized in the income statement was $2.6 million, $2.3 million and $2.1 million for 2010, 2009 and 2008, respectively. As of December 31, 2010 there was $8.7 million of unrecognized compensation cost related to these non-

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Share-Based Compensation, continued

vested shares that will be recognized over a weighted-average period of three years. A summary of our non-vested stock activity for 2010 is as follows:

		Grant Date
		Weighted-
		Average Fair
		Value
	Shares	Per Share

Outstanding at December 31, 2009	691,764	$30.54
Granted	269,104	$20.54
Vested	(263,752)	$31.74
Forfeited/Canceled	(10,605)	$30.40

Outstanding at December 31, 2010	686,511	$26.16

During 2010, we granted 269,104 shares of non-vested common stock. Of these awards 258,000 shares were granted to employees and 11,104 shares were granted to our non-employee directors. The awards to employees and to our non-employee directors will vest in equal annual installments over four years and three years, respectively, from the grant date.

Restricted Stock Unit Activity

Pursuant to the terms of the 2006 Equity Incentive Plan, on April 17, 2009, we awarded 84,757 restricted stock units in lieu of cash bonuses to our four senior executive officers for services performed in fiscal year 2008. Restricted stock units differ from the non-vested stock awards mentioned above in that the restricted stock units were fully vested or earned by the employee on the grant date however are restricted such that the participant will not have any right, title, or interest in, or otherwise be considered the owner of, any of the shares of common stock covered by the restricted stock units until such shares of common stock are settled. The restricted stock units will be settled upon the first to occur of the following: May 1, 2012, the date of the senior executive’s separation from service, death or disability, or the date of a change in control. The restricted stock units had a grant date fair value of $22.90 per share resulting in a total value of $1.9 million and the grant was considered a non-cash financing activity in the prior year. There were no restricted stock grants for the December 31, 2010 period.

9.	Commitments and Contingencies

a.	Leases

We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies, continued

The future minimum lease payments on operating leases at December 31, 2010 are as follows (in thousands):

2011	$53,446
2012	53,230
2013	52,673
2014	52,010
2015	51,664
Thereafter	636,136

Total	$899,159

Rent expense totaled $51.9 million, $46.7 million and $42.7 million in 2010, 2009 and 2008, respectively. Rental income totaled $726,000, $564,000 and $490,000 in 2010, 2009 and 2008, respectively.

b.	Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $18.7 million of products and services through 2011.

c.	Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $1.2 million.

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

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at both December 31, 2010 and 2009 were $1.8 million and are included in other accrued liabilities.

We paid $3.3 million, $5.0 million and $3.0 million in 2010, 2009 and 2008, respectively, to sellers for the unused portion of holdbacks.

e.	Other Contingencies

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For The Years Ended December 31,
	2010	2009	2008

Federal:
Current	$51,717	$49,416	$52,696
Deferred	11,536	20,910	19,736

	63,253	70,326	72,432

State:
Current	12,892	10,564	10,942
Deferred	1,957	3,690	2,845

	14,849	14,254	13,787

	$78,102	$84,580	$86,219

The net deferred income tax assets (liabilities) at December 31, 2010 and 2009 is comprised of the following (in thousands):

	December 31,
	2010	2009

Current deferred income tax assets:
Accounts receivable	$4,996	$5,145
State taxes	5,329	3,707
Other liabilities and reserves	6,528	6,831
Other assets	904	833
Inventory	1,262	1,802

Total current deferred income tax assets	$19,019	$18,318

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$31,377	$13,997
Write-down of assets	1,216	1,216
Start-up costs	333	333
Other assets	25,826	21,549
Intangible assets	(113,685)	(99,799)
Property and equipment	(19,105)	(16,004)
Unrealized loss on investments	1,950	1,950
Share-based compensation	6,115	6,169
Valuation allowance	(16,158)	(4,608)

Total non-current deferred income tax liabilities, net	$(82,131)	$(75,197)

At December 31, 2010, we had Federal net operating loss (“NOL”) carryforwards of approximately $78.9 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2029. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment-

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes, continued

related expenditures where the realization of the benefits is not more likely than not to occur. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.

Our effective tax rate was 41.5%, 39.2% and 39.3% in 2010, 2009 and 2008, respectively.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2010	2009	2008

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	6.0	4.1	4.1
Miscellaneous	0.5	0.1	0.2

	41.5%	39.2%	39.3%

The provision for 2010 income taxes includes tax expense of $5.4 million, or $3.5 million net of tax, related to settlement of taxes on 2004 through 2007 taxable income.

We are regularly audited by federal and state tax authorities. Our 2009, 2008 and 2007 taxable years are currently open for IRS audit. The previous four years are generally open for state audit.

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

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. Noncontrolling interest in income of subsidiaries was $3.9 million, $4.2 million and $4.1 million in 2010, 2009 and 2008, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as noncontrolling interests in our consolidated balance sheets. At December 31, 2010 and 2009, noncontrolling interest was $16.9 million and $16.3 million, respectively.

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. These obligations are considered liabilities because of the certainty of the event. As a result we valued these liabilities at fair value as of the date of partnership formation. At December 31, 2010 and 2009, these liabilities were $1.2 million and $1.4 million, respectively and are included in other liabilities in our consolidated balance sheets. We also enter into partnership agreements whereby the minority partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the minority partner and accordingly are required to be presented in temporary equity (mezzanine). The balance as of December 31, 2010 and 2009 in noncontrolling interests consists of these types of arrangements.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.6 million, $1.8 million and $1.2 million in 2010, 2009 and 2008, respectively.

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

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory(1)	Technology(1)	Corporate	Eliminations	Total(1)

2010
External revenue	$1,052,462	$273,616	$55,390	$—	$—	$1,381,468
Intercompany revenue	—	37,038	8,623	—	(45,661)	—

Total revenue	1,052,462	310,654	64,013	—	(45,661)	1,381,468
Direct costs	880,072	168,458	44,736	—	(42,962)	1,050,304

Gross profit	172,390	142,196	19,277	—	(2,699)	331,164
Selling, general and administrative expense	23,539	26,243	14,507	59,252	—	123,541
Net loss on sale of assets	273	22	71	8	—	374

Operating income (loss)	$148,578	$115,931	$4,699	$(59,260)	$(2,699)	$207,249

Depreciation and amortization	$32,456	$9,738	$2,437	$2,474	$(1,036)	$46,069
Capital expenditures	$52,243	$5,176	$857	$5,516	$(1,841)	$61,951
Total assets at December 31, 2010	$1,320,619	$215,483	$69,082	$175,297	$(14,059)	$1,766,422

2009
External revenue	$994,215	$277,528	$42,764	$—	$—	$1,314,507
Intercompany revenue	—	32,529	5,793	—	(38,322)	—

Total revenue	994,215	310,057	48,557	—	(38,322)	1,314,507
Direct costs	810,517	166,565	32,721	—	(36,528)	973,275

Gross profit	183,698	143,492	15,836	—	(1,794)	341,232
Selling, general and administrative expense	21,174	22,895	12,885	38,715	—	95,669
Net loss on sale of assets	652	11	11	3,361	—	4,035

Operating income (loss)	$161,872	$120,586	$2,940	$(42,076)	$(1,794)	$241,528

Depreciation and amortization	$26,769	$9,325	$2,000	$2,307	$(830)	$39,571
Capital expenditures	$40,137	$7,518	$919	$3,994	$(1,767)	$50,801
Total assets at December 31, 2009	$1,158,891	$207,043	$71,019	$201,024	$(10,573)	$1,627,404

2008
External revenue	$959,395	$274,875	$43,200	$—	$—	$1,277,470
Intercompany revenue	—	32,016	6,038	—	(38,054)	—

Total revenue	959,395	306,891	49,238	—	(38,054)	1,277,470
Direct costs	775,210	163,753	31,728	—	(35,695)	934,996

Gross profit	184,185	143,138	17,510	—	(2,359)	342,474
Selling, general and administrative expense	22,142	20,816	12,174	35,432	—	90,564
Net (gain) loss on sale of assets	—	(3)	29	208	—	234

Operating income (loss)	$162,043	$122,325	$5,307	$(35,640)	$(2,359)	$251,676

Depreciation and amortization	$21,837	$7,385	$1,423	$1,857	$(591)	$31,911
Capital expenditures	$40,489	$12,995	$620	$2,620	$(1,679)	$55,045
Total assets at December 31, 2008	$1,069,963	$194,892	$42,111	$150,891	$(8,819)	$1,449,038

(1)	Certain prior year amounts have been reclassified to reflect the transfer of certain business operations to the Laboratory segment from the Medical Technology segment. The reclassifications did not have a material impact on either of our segments.

VCA ANTECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2009 and ending December 31, 2010 (in thousands):

	2010 Quarter Ended				2009 Quarter Ended
	Dec. 31	Sep. 30(1)	Jun. 30(2)	Mar. 31	Dec. 31(3)	Sep. 30	Jun. 30(3)	Mar. 31

Revenue	$338,112	$358,703	$353,919	$330,734	$315,219	$338,562	$344,876	$315,850
Gross profit	$69,586	$85,299	$93,484	$82,795	$71,138	$90,577	$97,348	$82,169
Operating income	$40,124	$58,042	$52,453	$56,630	$47,591	$65,473	$68,964	$59,500
Net income	$22,122	$28,587	$30,517	$32,932	$26,251	$37,486	$38,968	$32,881
Net income attributable to VCA Antech, Inc.	$21,473	$27,431	$29,404	$31,935	$25,352	$36,361	$37,745	$31,970
Basic earnings per common share	$0.25	$0.32	$0.34	$0.37	$0.30	$0.43	$0.45	$0.38
Diluted earnings per common share	$0.25	$0.32	$0.34	$0.37	$0.29	$0.42	$0.44	$0.37

(1)	Included in third quarter net income is $1.6 million, net of tax, or $0.02 per diluted share, related to costs incurred in conjunction with the refinance of our senior credit facility, see Note 5, Long-Term Obligations. The third quarter net income also included tax expense of $3.5 million, net of tax, or $0.04 per diluted share related to settlement of taxes on 2004 through 2007 taxable income.

(2)	Included in second quarter operating income is $14.5 million in consulting and SERP expenses to be paid in accordance with consulting and SERP agreements entered into on June 30, 2010. The consulting and SERP expense had an $8.9 million impact on net income or $0.10 per diluted share.

(3)	The abandonment and subsequent recovery of costs incurred on an internally-developed software project impacted the second quarter and fourth quarter operating income by a charge of $5.3 million and a credit of $1.9 million, respectively. The project mentioned above impacted the second quarter and fourth quarter net income by a charge of $3.2 million, or $0.04 per diluted share, and a gain of $1.2 million, or $0.01 per diluted share, respectively.

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

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

VCA ANTECH, INC. (Parent Company)

CONDENSED BALANCE SHEETS
(In thousands)

	December 31,
	2010	2009

Assets:
Investment in subsidiaries	$936,540	$825,397
Intercompany receivable	62,384	49,650

Total assets	$998,924	$875,047

Stockholders’ equity:
Common stock	86	86
Additional paid-in capital	347,848	335,114
Accumulated earnings	650,253	540,010
Accumulated other comprehensive loss	737	(163)

Total stockholders’ equity	$998,924	$875,047

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008

Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—

Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	110,243	131,428	132,984

Income before provision for income taxes	110,243	131,428	132,984
Provision for income taxes	—	—	—

Net income	110,243	131,428	132,984
Net income attributable to noncontrolling interests	—	—	—

Net income attributable to VCA Antech, Inc.	$110,243	$131,428	$132,984

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$110,243	$131,428	$132,984
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(110,243)	(131,428)	(132,984)
Increase in intercompany receivable	(5,510)	(15,297)	(3,606)

Net cash used in operating activities	(5,510)	(15,297)	(3,606)

Cash flows provided by investing activities:
Other	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	5,510	15,297	3,606

Net cash provided by financing activities	5,510	15,297	3,606

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

VCA ANTECH, INC. (Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.	Guarantees

The borrowings under the senior credit facility are guaranteed by VCA Antech, Inc. (“VCA”) and its wholly-owned subsidiaries. Vicar Operating, Inc. (“Vicar”), a wholly-owned subsidiary of VCA, may borrow up to $100 million under a revolving line of credit under the senior credit facility. VCA’s guarantee under the senior credit facility is secured by the assets of its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interest of its wholly-owned subsidiaries.

See Note 5, Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.

Note 2.	Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2010, 2009 and 2008, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA ANTECH, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End
	Period	Expenses	Accounts	Write-offs	Other(1)	of Period

Year ended December 31, 2010
Allowance for uncollectible accounts(2)	$13,015	$7,366	$—	$(7,237)	$657	$13,801
Year ended December 31, 2009
Allowance for uncollectible accounts(2)	$11,025	$7,048	$—	$(5,505)	$447	$13,015
Year ended December 31, 2008
Allowance for uncollectible accounts(2)	$11,017	$5,187	$—	$(5,889)	$710	$11,025

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management’s report on internal control over financial reporting, and the related report of our independent public accounting firm, are included in Item 8 of this annual report on Form 10-K under Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers will appear in the proxy statement for the 2011 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2011 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2011 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2011 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2011 annual meeting of stockholders and is incorporated herein by this reference.

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

(3)	EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2		Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3		Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4		Second Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed May 1, 2006.
4.1		Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1		Credit and Guaranty Agreement, dated August 19, 2010, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time partly thereto, Wells Fargo Bank N.A., as administrative agent, collateral agent, issuing bank and swing line lender, Bank of America, N.A., as syndication agent, and JP Morgan Chase Bank, N.A., U.S. Bank National Association, and Union Bank, N.A., as co-documentation agents. Portions of the schedules have been omitted pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed November 8, 2010.
10	.2*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.3*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.4*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10	.5*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.6*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.7*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10	.8*	Letter Agreement, dated as of April 15, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.
10	.9*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.15 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.10*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.11*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

Number		Exhibit Description

10	.12*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10	.13*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10	.14*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.19 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10	.15*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10	.16*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.
10	.17*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.18*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.19*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.20*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.21*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.22*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.23*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.24*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10	.25*	Amendment No. 1 to the Consulting Agreement, effective as of September 30, 2010, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed November 8, 2010.
10	.26*	Amendment No. 1 to the Consulting Agreement, effective as of September 30, 2010, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q filed November 8, 2010.
10	.27*	Summary of Executive Officer Compensation.
10	.28*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.29		Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.

Number	Exhibit Description

10.30	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.31	VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.32	Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.33	Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.34	Restricted Stock Unit Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.35	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.36	Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.
10.37	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1	Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

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

Signature		Title	Date

/s/ Robert L. Antin Robert L. Antin		Chairman of the Board, President and Chief Executive Officer	February 28, 2011

/s/ Tomas W. Fuller Tomas W. Fuller		Chief Financial Officer, Principal Financial Officer, Vice President and Secretary	February 28, 2011

/s/ Dawn R. Olsen Dawn R. Olsen		Principal Accounting Officer, Vice President and Controller	February 28, 2011

/s/ John M. Baumer John M. Baumer		Director	February 28, 2011

/s/ John Heil John Heil		Director	February 28, 2011

/s/ Frank Reddick Frank Reddick		Director	February 28, 2011

/s/ John B. Chickering, Jr. John B. Chickering, Jr.		Director	February 28, 2011

* By:	Attorney-in-Fact	Director