Form 10-Q
period 2011-03-31
VCA ANTECH INC
filed 2011-05-10
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 86,422,044 shares as of May 3, 2011.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
March 31, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$130,399	$97,126
Trade accounts receivable, less allowance for uncollectible accounts of $13,404 and $13,801 at March 31, 2011 and December 31, 2010, respectively	54,888	49,224
Inventory	43,057	40,760
Prepaid expense and other	19,349	21,138
Deferred income taxes	18,875	19,019
Prepaid income taxes	8,727	19,047

Total current assets	275,295	246,314
Property and equipment, less accumulated depreciation and amortization of $208,693 and $198,157 at March 31, 2011 and December 31, 2010, respectively	334,343	331,687
Goodwill	1,094,704	1,092,480
Other intangible assets, net	44,940	46,986
Notes receivable, net	6,113	6,429
Deferred financing costs, net	6,312	6,700
Other	34,143	35,826

Total assets	$1,795,850	$1,766,422

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$27,753	$28,101
Accounts payable	30,710	31,970
Accrued payroll and related liabilities	46,465	35,754
Other accrued liabilities	41,533	45,769

Total current liabilities	146,461	141,594
Long-term debt, less current portion	492,046	498,935
Deferred income taxes	87,616	82,131
Other liabilities	25,906	28,478

Total liabilities	752,029	751,138

Commitments and contingencies:
Redeemable noncontrolling interests	6,218	5,799
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 86,418 and 86,179 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	86	86
Additional paid-in capital	347,619	347,848
Retained earnings	679,092	650,253
Accumulated other comprehensive income	1,102	737

Total VCA Antech, Inc. stockholders’ equity	1,027,899	998,924
Noncontrolling interests	9,704	10,561

Total equity	1,037,603	1,009,485

Total liabilities and equity	$1,795,850	$1,766,422

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$355,123	$330,734
Direct costs	275,345	247,939

Gross profit	79,778	82,795
Selling, general and administrative expense	26,183	26,140
Net loss on sale of assets	89	25

Operating income	53,506	56,630
Interest expense, net	4,019	3,167
Other expense	58	25

Income before provision for income taxes	49,429	53,438
Provision for income taxes	18,933	20,506

Net income	30,496	32,932
Net income attributable to noncontrolling interests	1,657	997

Net income attributable to VCA Antech, Inc.	$28,839	$31,935

Basic earnings per share	$0.33	$0.37

Diluted earnings per share	$0.33	$0.37

Weighted-average shares outstanding for basic earnings per share	86,355	85,824

Weighted-average shares outstanding for diluted earnings per share	87,245	86,870

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$11,429	$886,476
Net income (excludes $169 and $105 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	31,935	—	723	32,658
Foreign currency translation adjustment	—	—	—	—	167	—	167
Unrealized gain on foreign currency, net of tax	—	—	—	—	111	—	111
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Distribution to noncontrolling interests	—	—	—	—	—	(798)	(798)
Purchase of noncontrolling interests	—	—	—	—	—	(233)	(233)
Share-based compensation	—	—	2,088	—	—	—	2,088
Issuance of common stock under stock incentive plans	334	—	2,858	—	—	—	2,858
Stock repurchases	—	—	(2,253)	—	—	—	(2,253)
Excess tax benefit from stock options	—	—	264	—	—	—	264
Tax shortfall and other from stock options and awards	—	—	(502)	—	—	—	(502)

Balances, March 31, 2010	85,918	$86	$337,569	$571,945	$347	$11,121	$921,068

Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $595 and $629 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	28,839	—	433	29,272
Foreign currency translation adjustment	—	—	—	—	249	—	249
Unrealized gain on foreign currency, net of tax	—	—	—	—	116	—	116
Distribution to noncontrolling interests	—	—	—	—	—	(415)	(415)
Purchase of noncontrolling interests	—	—	263	—	—	(875)	(612)
Share-based compensation	—	—	1,068	—	—	—	1,068
Issuance of common stock under stock incentive plans	239	—	1,175	—	—	—	1,175
Stock repurchases	—	—	(2,337)	—	—	—	(2,337)
Excess tax benefit from stock options	—	—	185	—	—	—	185
Tax shortfall and other from stock options and awards	—	—	(583)	—	—	—	(583)

Balances, March 31, 2011	86,418	$86	$347,619	$679,092	$1,102	$9,704	$1,037,603

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$30,496	$32,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,380	10,707
Amortization of debt issue costs	388	132
Provision for uncollectible accounts	1,297	1,492
Net loss on sale of assets	89	25
Share-based compensation	1,068	2,088
Deferred income taxes	8,035	7,232
Excess tax benefit from exercise of stock options	(185)	(264)
Other	(358)	(114)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,933)	(6,511)
Inventory, prepaid expense and other assets	1,417	644
Accounts payable and other accrued liabilities	(8,120)	(288)
Accrued payroll and related liabilities	10,734	9,954
Income taxes	9,922	12,527

Net cash provided by operating activities	61,230	70,556

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,812)	(9,247)
Real estate acquired in connection with business acquisitions	(1,200)	(1,300)
Property and equipment additions	(12,034)	(16,049)
Proceeds from sale of assets	22	6
Other	(131)	(61)

Net cash used in investing activities	(19,155)	(26,651)

Cash flows from financing activities:
Repayment of debt	(7,301)	(10,822)
Distributions to noncontrolling interest partners	(652)	(989)
Proceeds from issuance of common stock under stock option plans	1,175	2,858
Excess tax benefit from exercise of stock options	185	264
Stock repurchases	(2,337)	(2,253)

Net cash used in financing activities	(8,930)	(10,942)

Effect of currency exchange rate changes on cash and cash equivalents	128	53

Increase in cash and cash equivalents	33,273	33,016
Cash and cash equivalents at beginning of period	97,126	145,181

Cash and cash equivalents at end of period	$130,399	$178,197

Supplemental disclosures of cash flow information:
Interest paid	$3,778	$3,196
Income taxes paid	$976	$747

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$5,350	$8,868
Cash paid for acquisitions	(5,150)	(8,528)
Holdbacks	(200)	—
Contingent consideration	—	(7)

Liabilities assumed	$—	$333

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2011
(Unaudited)
1.   Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2011, we operated 528 animal hospitals throughout 41 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2011, we operated 52 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
2.   Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. For further information, refer to our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.
     Certain reclassifications have been made herein to 2010 amounts to conform to the current year presentation. In our condensed, consolidated balance sheet for the year ended December 31, 2010, we corrected certain errors in presentation by reclassifying $5.8 million to temporary equity (mezzanine) from noncontrolling interests included in permanent equity related to partnership agreements that contain certain terms which may require us to purchase the partners’ equity based upon certain contingencies. As these agreements do not contain a mandatory redemption clause, the balances are now correctly classified in temporary equity (mezzanine). Additionally, we reclassified $506,000 from noncontrolling interests in permanent equity to other liabilities related to our mandatorily redeemable partnership interests. The change in classification of our redeemable noncontrolling interests also impacts our condensed, consolidated statement of equity for the three months ended March, 31, 2010, accordingly certain amounts related to redeemable noncontrolling interests were reclassified from the noncontrolling interests column in the statement, see Note 11, Noncontrolling Interests, which presents a summary of the amounts reclassified.
     During the quarter ended March 31, 2011, we corrected an error related to our deferred revenue and related deferred cost for certain equipment sales governed by recently revised accounting guidance related to multiple element arrangements. The correction resulted in the recognition of $4.0 million of previously deferred revenue and $3.8 million of previously deferred costs in our Medical Technology segment.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3.   Goodwill and Other Intangible Assets
   Goodwill
     The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2011 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2010	$965,999	$96,818	$29,663	$1,092,480
Goodwill acquired	4,439	6	—	4,445
Other (1)	(2,239)	18	—	(2,221)

Balance as of March 31, 2011	$968,199	$96,842	$29,663	$1,094,704

(1)	Other includes acquisition-price adjustments which consist primarily of an adjustment related to deferred taxes, buy-outs and foreign currency translation adjustments.
     We had no accumulated impairment losses as of March 31, 2011.
   Other Intangible Assets
     Our amortizable intangible assets at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	As of March 31, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Noncontractual customer relationships	$49,282	$(16,027)	$33,255	$48,686	$(14,188)	$34,498
Covenants not-to-compete	13,824	(8,166)	5,658	14,459	(8,311)	6,148
Favorable lease asset	5,486	(2,806)	2,680	5,486	(2,672)	2,814
Trademarks	3,716	(1,095)	2,621	3,749	(986)	2,763
Technology	2,189	(1,480)	709	2,189	(1,447)	742
Client lists	35	(18)	17	35	(14)	21

Total	$74,532	$(29,592)	$44,940	$74,604	$(27,618)	$46,986

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Aggregate amortization expense	$2,655	$2,154

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3.   Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for the remainder of 2011 and each of the succeeding years thereafter as of March 31, 2011 is as follows (in thousands):

Remainder of 2011	$7,896
2012	9,609
2013	7,381
2014	5,136
2015	3,292
Thereafter	11,626

Total	$44,940

4.   Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Deferred revenue	$7,464	$8,617
Accrued health insurance	5,382	4,970
Deferred rent	3,627	3,456
Accrued consulting fees	2,760	2,760
Holdbacks and earnouts	2,319	2,447
Customer deposits	2,128	2,966
Accrued lab service rebates	40	2,535
Other	17,813	18,018

	$41,533	$45,769

5.   Fair Value Measurements
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
     Long-Term Debt. The fair value of debt at March 31, 2011 and December 31, 2010 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
5. Fair Value Measurements, continued
     The following table reflects the carrying value and fair value of our long-term debt (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Variable-rate long-term debt	$487,500	$487,500	$493,750	$496,219

     At March 31, 2011 and December 31, 2010, we did not have any applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.
6.   Share-Based Compensation
Stock Option Activity
     A summary of our stock option activity for the three months ended March 31, 2011 is as follows (in thousands):

		Weighted-
		Average
	Stock	Exercise
	Options	Price
Outstanding at December 31, 2010	3,323	$16.45
Exercised	(75)	15.60

Outstanding at March 31, 2011	3,248	$16.47

Exercisable at March 31, 2011	2,908	$16.40

Expected to vest at March 31, 2011	324	$17.04

     There were no stock options granted during the three months ended March 31, 2011. The aggregate intrinsic value of our stock options exercised during the three months ended March 31, 2011 was $694,000, and the actual tax benefit realized on options exercised during the period was $271,000.
     At March 31, 2011 there was $1.3 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of one year.
     The compensation cost that has been charged against income for stock options for the three months ended March 31, 2011 and 2010 was $347,000 and $471,000, respectively. The corresponding income tax benefit recognized was $136,000 and $183,000 for the three months ended March 31, 2011 and 2010, respectively.
   Nonvested Stock Activity
     During the three months ended March 31, 2011 we granted 4,470 shares of nonvested common stock. This award was granted to one of our nonexecutive employees and will vest in four equal annual installments from the grant date.
     Total compensation cost charged against income related to nonvested stock awards was $721,000 and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $281,000 and $629,000 for the three months ended March 31, 2011 and 2010, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6.   Share-Based Compensation, continued
     At March 31, 2011, there was $7.4 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.9 years. A summary of our nonvested stock activity for the three months ended March 31, 2011 is as follows:

		Grant Date
		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2010	686,511	$26.16
Granted	4,470	$25.17
Vested	(257,816)	$30.98
Forfeited/Canceled	(1,896)	$30.35

Outstanding at March 31, 2011	431,269	$23.25

7.   Calculation of Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to VCA Antech, Inc. by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to VCA Antech, Inc.	$28,839	$31,935

Weighted-average common shares outstanding:
Basic	86,355	85,824
Effect of dilutive potential common shares:
Stock options	690	870
Nonvested shares	200	176

Diluted	87,245	86,870

Basic earnings per share	$0.33	$0.37

Diluted earnings per share	$0.33	$0.37

     For the three months ended March 31, 2011 and 2010, potential common shares of 46,270 and 79,918, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8.   Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive income during the three months ended March 31, 2011 and 2010. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income(1)	$30,496	$32,932
Other comprehensive income:
Foreign currency translation adjustments	249	167
Unrealized gain on foreign currency	189	182
Tax expense	(73)	(71)
Unrealized loss on hedging instruments	—	(2)
Tax benefit	—	1
Losses on hedging instruments reclassified to income	—	382
Tax benefit	—	(149)

Other comprehensive income	365	510

Total comprehensive income	30,861	33,442
Comprehensive income attributable to noncontrolling interests(1)	(1,657)	(997)

Comprehensive income attributable to VCA Antech, Inc.	$29,204	$32,445

(1)	Includes $1.2 million and $274,000 for March 31, 2011 and March 31, 2010, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.
9.   Lines of Business
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
     The accounting policies of our segments are essentially the same as those described in the summary of significant accounting policies included in our 2010 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
9.   Lines of Business, continued
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Three Months Ended March 31, 2011
External revenue	$269,941	$69,096	$16,086	$—	$—	$355,123
Intercompany revenue	—	10,453	3,010	—	(13,463)	—

Total revenue	269,941	79,549	19,096	—	(13,463)	355,123
Direct costs	230,388	42,819	14,638	—	(12,500)	275,345

Gross profit	39,553	36,730	4,458	—	(963)	79,778
Selling, general and administrative expense	6,083	6,636	3,556	9,908	—	26,183
Net loss on sale and disposal of assets	78	11	—	—	—	89

Operating income (loss)	$33,392	$30,083	$902	$(9,908)	$(963)	$53,506

Depreciation and amortization	$9,873	$2,471	$657	$680	$(301)	$13,380
Capital expenditures	$9,535	$1,236	$759	$958	$(454)	$12,034

Three Months Ended March 31, 2010
External revenue	$246,668	$69,400	$14,666	$—	$—	$330,734
Intercompany revenue	—	8,780	1,131	—	(9,911)	—

Total revenue	246,668	78,180	15,797	—	(9,911)	330,734
Direct costs	204,991	41,652	10,966	—	(9,670)	247,939

Gross profit	41,677	36,528	4,831	—	(241)	82,795
Selling, general and administrative expense	5,587	6,154	3,515	10,884	—	26,140
Net loss on sale and disposal of assets	(16)	1	40	—	—	25

Operating income (loss)	$36,106	$30,373	$1,276	$(10,884)	$(241)	$56,630

Depreciation and amortization	$7,352	$2,413	$601	$581	$(240)	$10,707
Capital expenditures	$13,128	$832	$82	$2,327	$(320)	$16,049

At March 31, 2011
Total assets	$1,327,137	$223,407	$68,286	$193,016	$(15,996)	$1,795,850

At December 31, 2010
Total assets	$1,320,619	$215,483	$69,082	$175,297	$(14,059)	$1,766,422

10.   Commitments and Contingencies
     We have certain commitments, including operating leases and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. We also have contingencies as follows:
   a. Earn-Out Payments
     We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $1.2 million. Under the current business combination accounting guidance contingent consideration, such as earn-out liabilities, are recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
10.   Commitments and Contingencies, continued
   b. Other Contingencies
     We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11.   Noncontrolling Interests
     We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our mandatorily redeemable and redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated statements of income. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities or redeemable noncontrolling interests in temporary equity (mezzanine).
   a. Mandatorily Redeemable Noncontrolling Interests
     The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize changes in the obligation in net income attributable to noncontrolling interests. At March 31, 2011 and December 31, 2010, these liabilities were $2.3 million and $1.7 million, respectively and are included in other liabilities in our consolidated balance sheets.
   b. Redeemable Noncontrolling Interests
     We also enter into partnership agreements whereby the minority partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the minority partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests. At March 31, 2011 and December 31, 2010, balances in temporary equity related to these types of arrangements were $6.2 million and $5.8 million, respectively.
     The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income	Redeemable
	Statement	Noncontrolling
	Impact	Interests
Balance as of December 31, 2009		$4,369

Noncontrolling interest	$169
Redemption value change	—	169

Formation of noncontrolling interests		450
Distribution to noncontrolling interests		(87)

Balance as of March 31, 2010		$4,901

Balance as of December 31, 2010		$5,799

Noncontrolling interest	$193
Redemption value change	402	595

Distribution to noncontrolling interests		(176)

Balance as of March 31, 2011		$6,218

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 10, 2011, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after May 10, 2011 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
•	Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2011, our animal hospital network consisted of 528 animal hospitals in 41 states.
•	Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2011, our laboratory network consisted of 52 laboratories serving all 50 states and certain areas in Canada.
•	Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services.
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
     Our revenue has been adversely impacted by the current economic recession and competition. We are unable to forecast the timing or degree of any economic recovery. Further, trends in the general economy may not be reflected in our business at the same time or in the same degree as in the general economy. The timing and degree of any economic recovery, and its impact on our business, are among the important factors that could cause our actual results to differ from our forward-looking information.
Executive Overview
     During the three months ended March 31, 2011, we experienced improvement in our overall revenue growth in comparison to previous quarters, despite continued economic pressures. We achieved an increase in consolidated revenue through acquired animal hospitals and internal revenue growth in our Laboratory business segment. Our Animal Hospital same-store revenue declined 2.2% for the three months ended March 31, 2011. Our Laboratory internal revenue increased 1.7% for the three months ended March 31, 2011. The overall economic environment and lower margins at our acquired animal hospitals resulted in a decline in operating income.

   Acquisitions
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $55 million to $65 million of annualized Animal Hospital revenue in 2011. We also evaluate the acquisition of animal hospital chains and laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2011:

Animal Hospitals:
Beginning of period	528
Acquisitions	2
Sold, closed or merged	(2)

End of period	528

Laboratories:
Beginning of period	50
Acquisitions	1
Created	1

End of period	52

     The following table summarizes the aggregate consideration for the two independent animal hospitals and one laboratory acquired during the three months ended March 31, 2011, and the allocation of the acquisition price (in thousands):

Consideration:
Cash (1)	$5,150
Holdback	200

Fair value of total consideration transferred	$5,350

Allocation of the Purchase Price:
Tangible assets	$173
Identifiable intangible assets	732
Goodwill (2)	4,445

Total	$5,350

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $4.4 million of the goodwill recorded for these acquisitions as of March 31, 2011 will be fully deductible for income tax purposes.
     In addition to the acquisition price listed above, are cash payments for real estate acquired in connection with our acquisition of animal hospitals totaling $1.2 million for the three months ended March 31, 2011. The price paid was determined to be fair market value.

   Acquisition of Pet DRx Corporation
     On July 1, 2010, we acquired a 70.4% interest in Pet DRx Corporation (“Pet DRx”), a provider of veterinary primary care and specialized services to companion animals. Pet DRx operated 23 animal hospitals in California at the time of its acquisition. The acquisition expands our presence in the California market. We acquired the remaining portion of Pet DRx in November 2010. The aggregate acquisition price was $41.3 million.
     The following table summarizes the acquisition price and the final allocation of the acquisition price (in thousands):

Consideration:
Cash paid to bondholders	$29,532
Cash paid to shareholders	7,670
Cash paid for holdbacks	750

Fair value of total consideration transferred	$37,952

Allocation of the Purchase Price:
Tangible assets	$20,211
Identifiable intangible assets	3,074
Goodwill (1)	42,547
Other liabilities assumed	(27,880)

Total	$37,952

(1)	We expect that $6.4 million of goodwill will be fully deductible for income tax purposes, of which $5.8 million remains as of March 31, 2011.
     The pro forma impacts on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2010 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2011.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Animal Hospital	76.0%	74.6%
Laboratory	22.4	23.6
Medical Technology	5.4	4.8
Intercompany	(3.8)	(3.0)

Total revenue	100.0	100.0
Direct costs	77.5	75.0

Gross profit	22.5	25.0
Selling, general and administrative expense	7.4	7.9

Operating income	15.1	17.1
Interest expense, net	1.2	0.9

Income before provision for income taxes	13.9	16.2
Provision for income taxes	5.3	6.2

Net income	8.6	10.0
Net income attributable to noncontrolling interests	0.5	0.3

Net income attributable to VCA Antech, Inc.	8.1%	9.7%

   Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
		% of		% of	%
	$	Total	$	Total	Change

Animal Hospital	$269,941	76.0%	$246,668	74.6%	9.4%
Laboratory	79,549	22.4%	78,180	23.6%	1.8%
Medical Technology	19,096	5.4%	15,797	4.8%	20.9%
Intercompany	(13,463)	(3.8)%	(9,911)	(3.0)%	35.8%

Total revenue	$355,123	100.0%	$330,734	100.0%	7.4%

     Consolidated revenue increased $24.4 million for the three months ended March 31, 2011 as compared to the same period in the prior year. The increase was attributable to revenue from acquired animal hospitals and increased revenue from our Medical Technology and Laboratory business segments. The increase in Medical Technology revenue was due to a one-time cumulative adjustment related to certain products. The overall increase was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store revenue declined 2.2% for the three months ended March 31, 2011.

   Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
		Gross		Gross	%
	$	Margin	$	Margin	Change
Animal Hospital	$39,553	14.7%	$41,677	16.9%	(5.1)%
Laboratory	36,730	46.2%	36,528	46.7%	0.6%
Medical Technology	4,458	23.3%	4,831	30.6%	(7.7)%
Intercompany	(963)		(241)

Total gross profit	$79,778	22.5%	$82,795	25.0%	(3.6)%

     Consolidated gross profit decreased $3.0 million for the three months ended March 31, 2011 as compared to the same period in the prior year. The decrease was primarily due to a decline in Animal Hospital same-store revenue which impacted the same-store Animal Hospital gross margin.
Segment Results
   Animal Hospital Segment
     The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	% Change
Revenue	$269,941	$246,668	9.4%
Gross profit	$39,553	$41,677	(5.1)%
Gross margin	14.7%	16.9%
     Animal Hospital revenue increased $23.3 million for the three months ended March 31, 2011 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2011	2010	% Change
Same-store facilities:
Orders (1)	1,495	1,567	(4.6)%
Average revenue per order (2)	$160.09	$156.20	2.5%

Same-store revenue (1)	$239,357	$244,696	(2.2)%
Net acquired revenue (3)	30,584	1,972

Total	$269,941	$246,668	9.4%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2010 for the three month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
     We believe that factors contributing to the continued decline in our volume of same-store orders during the three months ended March 31, 2011 include the continued impact of the current economic environment and the wide availability of many pet-related products, traditionally sold in our animal hospitals, in retail stores and other distribution channels such as the Internet.
     In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. However, this trend did not continue during the three months ended March 31, 2011 when we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.
     Price increases contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. Prices increases are typically implemented in February of each year. Price increases in 2011 approximated 3% to 4% on most services at the majority of our animal hospitals.
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
     Our combined Animal Hospital gross margin decreased to 14.7% for the three months ended March 31, 2011 as compared to 16.9% in the prior year period. Our same-store gross margin decreased to 14.9% for the three months ended March 31, 2011 as compared to 16.9% for the prior year period.
     The decrease in same-store gross margin for the three months ended March 31, 2011 was primarily due to the decline in same-store revenue; increased depreciation and amortization expense was offset by decreased labor costs. The combined Animal Hospital gross margin was further impacted by the lower gross margin from our acquired animal hospitals.
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
   Laboratory Segment
     The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	% Change
Revenue	$79,549	$78,180	1.8%
Gross profit	$36,730	$36,528	0.6%
Gross margin	46.2%	46.7%

     Laboratory revenue increased $1.4 million for the three months ended March 31, 2011 as compared to the same period in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2011	2010	% Change
Internal growth:
Number of requisitions (1)	3,203	3,213	(0.3)%
Average revenue per requisition (2)	$24.83	$24.33	2.1%

Total internal revenue (1)	$79,531	$78,180	1.7%
Acquired revenue (3)	18	—

Total	$79,549	$78,180	1.8%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the current year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.
     The increase in Laboratory revenue for the three months ended March 31, 2011 was due to an increase in internal revenue attributable to an increase in average revenue per requisition. In prior years requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in internal requisitions, the economic environment and increased competition continue to impact requisitions in the current year.
     The average revenue per requisition increased slightly for the three months ended March 31, 2011 as compared to prior period due to price increases which ranged from 3% to 4% in February 2011. The price increases were impacted by various factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, a decrease in higher-priced tests as a result of the current economic environment and the overall competitive environment.
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
     Our Laboratory gross margin decreased to 46.2% for the three months ended March 31, 2011 as compared to 46.7% in the prior year period. The decrease in gross margin was a result of an increase in employee costs including health care and worker’s compensation and increased transportation costs.
   Medical Technology Segment
     The following table summarizes revenue and gross profit for our Medical Technology segment (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010	% Change
Revenue	$19,096	$15,797	20.9%
Gross profit	$4,458	$4,831	(7.7)%
Gross margin	23.3%	30.6%

     Medical Technology revenue increased $3.3 million for the three months ended March 31, 2011 as compared to the prior year period. The increase for the three months ended March 31, 2011 was due to a one-time cumulative adjustment as discussed in Note 2, Basis of Presentation. Excluding these changes revenue declined $717,000 or 4.5% primarily due to a decline in the amortization of deferred revenue related to prior period sales.
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
     Medical Technology gross profit decreased $373,000 for the three months ended March 31, 2011 as compared to the prior year period. Gross margin decreased to 23.3% for the three months ended March 31, 2011 as compared to 30.6% in the prior year period. The aforementioned increase in revenue related to the one-time cumulative adjustment related to certain products had approximately a $200,000 impact on gross profit as the units were predominantly sold at cost pursuant to an agreement assumed in the Eklin acquisition. The decrease in gross profit is primarily attributable to downward changes in pricing due to competitive pressures, which resulted in lower profit per unit. The decline in gross margin for the three months ended March 31, 2011 was attributable to the effects of the aforemented one-time cumulative adjustment related to certain products and as a result of changes in product mix and changes in pricing.
   Intercompany Revenue
     Laboratory revenue for the three months ended March 31, 2011 included intercompany revenue of $10.5 million that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three months ended March 31, 2011 included intercompany revenue of $3.0 million that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our business segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
   Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
		% of		% of	%
	$	Revenue	$	Revenue	Change

Animal Hospital	$6,083	2.3%	$5,587	2.3%	8.9%
Laboratory	6,636	8.3%	6,154	7.9%	7.8%
Medical Technology	3,556	18.6%	3,515	22.3%	1.2%
Corporate	9,908	2.8%	10,884	3.3%	(9.0)%

Total SG&A	$26,183	7.4%	$26,140	7.9%	0.2%

     Consolidated SG&A increased marginally by $43,000 for the three months ended March 31, 2011. SG&A increases at our Animal Hospital and Laboratory business segments were mostly offset by decreased SG&A at Corporate, which declined primarily due to lower share-based compensation and a decrease in legal fees for the three months ended March 31, 2011 compared to the prior year period.

   Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
		% of		% of	%
	$	Revenue	$	Revenue	Change

Animal Hospital	$33,392	12.4%	$36,106	14.6%	(7.5)%
Laboratory	30,083	37.8%	30,373	38.9%	(1.0)%
Medical Technology	902	4.7%	1,276	8.1%	(29.3)%
Corporate	(9,908)		(10,884)		(9.0)%
Intercompany	(963)		(241)		299.6%

Total operating income	$53,506	15.1%	$56,630	17.1%	(5.5)%

     The decrease in our consolidated operating income during the three months ended March 31, 2011 was primarily due to the decline in our Animal Hospital gross profit, primarily as a result of the decline in same-store revenue.
   Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Interest expense:
Senior term notes	$3,136	$2,249
Interest rate hedging agreements	—	382
Capital leases and other	670	564
Amortization of debt costs	388	132

	4,194	3,327
Interest income	(175)	(160)

Total interest expense, net of interest income	$4,019	$3,167

     The increase in net interest expense for the three months ended March 31, 2011 was attributable to an increase in the overall weighted average interest rate primarily due to the cost of our senior term notes, which were refinanced in August of 2010 at a higher rate.
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

     At March 31, 2011, our consolidated cash and cash equivalents totaled $130.4 million, representing an increase of $33.3 million as compared to December 31, 2010. Cash flows generated from operating activities totaled $61.2 million in the three months ended March 31, 2011, representing a decrease of $9.3 million as compared to the three months ended March 31, 2010.
     We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions from internally generated cash flows and we expect to continue to do so in the future. As of March 31, 2011, we have access to an unused $100 million revolving credit facility, which allows us to maintain further operating and financial flexibility.
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
     For the year ended December 31, 2011, we expect to spend $55 million to $65 million, excluding real estate, related to the acquisition of independent animal hospitals and animal hospital chains. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations and as a consequence, our actual number of acquisitions and cash expenditures may be more or less than amounts currently estimated. From January 1, 2011 through March 31, 2011, we spent $5.2 million in connection with the acquisition of two animal hospitals, as well as $1.2 million for the related real estate. In addition, we expect to spend approximately $75.0 million in 2011 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $12.0 million had been expended at March 31, 2011.
   Long-Term
     Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business, and acquisitions in accordance with our growth strategy.
     We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, we expect that we will need to refinance such indebtedness, amend its terms to extend maturity dates, or issue common stock on our company. Our management cannot make any assurances that such refinancing, amendments or equity offerings, if necessary, will be available on attractive terms, if at all.
   Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2011, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.

     At March 31, 2011, we had a fixed-charge coverage ratio of 1.71 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At March 31, 2011, we had a leverage ratio of 1.96 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$61,230	$70,556
Investing activities	(19,155)	(26,651)
Financing activities	(8,930)	(10,942)
Effect of currency exchange rate changes on cash and cash equivalents	128	53

Increase in cash and cash equivalents	33,273	33,016
Cash and cash equivalents at beginning of period	97,126	145,181

Cash and cash equivalents at end of period	$130,399	$178,197

   Cash Flows from Operating Activities
     Net cash provided by operating activities decreased $9.3 million in the three months ended March 31, 2011 as compared to the prior year period. This decrease was primarily due to decreases in working capital and lower operating income.
   Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended
	March 31,
Investing Cash Flows:	2011	2010	Variance
Acquisition of independent animal hospitals and laboratories	$(5,150)	$(8,528)	$3,378	(1)
Other	(662)	(719)	57	(2)

Total cash used for acquisitions and related real estate	(5,812)	(9,247)	3,435

Real estate acquired with acquisitions	(1,200)	(1,300)	100
Property and equipment additions	(12,034)	(16,049)	4,015	(3)
Proceeds from sale of assets	22	6	16
Other	(131)	(61)	(70)

Net cash used in investing activities	$(19,155)	$(26,651)	$7,496

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The decrease in cash used for acquisitions—other relates to timing differences in pay-outs of holdbacks.

(3)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.
   Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended
	March 31,
Financing Cash Flows:	2011	2010	Variance
Repayment of debt	$(7,301)	$(10,822)	$3,521	(1)
Distributions to noncontrolling interest partners	(652)	(989)	337	(2)
Proceeds from stock options exercises	1,175	2,858	(1,683	)(3)
Excess tax benefits from stock options	185	264	(79)
Stock repurchases	(2,337)	(2,253)	(84	)(4)

Net cash used in financing activities	$(8,930)	$(10,942)	$2,012

(1)	The cash used for repayment of debt decreased $3.5 million. The scheduled principal payment on our senior term debt was $6.3 million for March 31, 2011 compared to $1.3 million for March 31, 2010; however, the repayment of debt for March 31, 2010 also includes $8.8 million for the payment of excess cash flows pursuant to our previous credit agreement, which was renegotiated in August 2010. Our current credit agreement does not require the payment of such excess cash flows.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(3)	The number of stock option exercises has decreased in comparison to the prior year as the prior year amount was impacted by the expiration of certain stock option grants.

(4)	The stock repurchases for the three months ended March 31, 2011 and March 31, 2010 represent tax payments made on behalf of employees in lieu of stock certificates due to the employee on the vesting date.
   Off-Balance-Sheet Financing Arrangements
     Other than operating leases, as of March 31, 2011 we do not have any off-balance-sheet financing arrangements.
   Interest Rate Swap Agreements
     As of March 31, 2010, all of our interest rate swap agreements had expired and we have not entered into any new agreements.
     In the future, we may enter into additional interest rate strategies; however, we have not yet determined what those strategies will be or their possible impact.
Description of Indebtedness
     Senior Credit Facility
     At March 31, 2011, we had $487.5 million principal amount outstanding under our senior term notes and no borrowings outstanding under our $100 million revolving credit facility.
     We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 2.25% per annum.
     The senior term notes and the revolving credit facility mature in August 2015.

     Other Debt and Capital Lease Obligations
     At March 31, 2011, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $32.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2011, we had borrowings of $487.5 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. Changes in interest rates could adversely affect the market value of our variable-rate debt. There has been no change in our assessment of the impact of changes on interest expense for fluctuation in LIBOR since the year ended December 31, 2010. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of March 31, 2011 we have no interest rate swap agreements.
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
     There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

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

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2011.

Date: May 10, 2011	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.