Form 10-Q
period 2011-06-30
VCA ANTECH INC
filed 2011-08-05
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 86,595,392 shares as of August 1, 2011.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
June 30, 2011

Page
Number
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed, Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Condensed, Consolidated Income Statements for the Three and Six Months Ended June 30, 2011 and 2010	2

Condensed, Consolidated Statements of Equity for the Six Months Ended June 30, 2011 and 2010	3

Condensed, Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Notes to Condensed, Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II. Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signature	30

Exhibit Index	31
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$155,783	$97,126
Trade accounts receivable, less allowance for uncollectible accounts of $13,197 and $13,801 at June 30, 2011 and December 31, 2010, respectively	54,478	49,224
Inventory	42,682	40,760
Prepaid expense and other	22,701	21,138
Deferred income taxes	20,330	19,019
Prepaid income taxes	11,554	19,047

Total current assets	307,528	246,314
Property and equipment, less accumulated depreciation and amortization of$218,735 and $198,157 at June 30, 2011 and December 31, 2010, respectively	341,070	331,687
Goodwill	1,100,858	1,092,480
Other intangible assets, net	43,625	46,986
Notes receivable, net	6,226	6,429
Deferred financing costs, net	5,926	6,700
Other	38,179	35,826

Total assets	$1,843,412	$1,766,422

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$27,774	$28,101
Accounts payable	30,708	31,970
Accrued payroll and related liabilities	51,710	35,754
Other accrued liabilities	41,646	45,769

Total current liabilities	151,838	141,594
Long-term debt, less current portion	485,130	498,935
Deferred income taxes	92,367	82,131
Other liabilities	26,512	28,478

Total liabilities	755,847	751,138

Commitments and contingencies
Redeemable noncontrolling interests	6,257	5,799
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 86,595 and 86,179 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	87	86
Additional paid-in capital	351,206	347,848
Retained earnings	718,704	650,253
Accumulated other comprehensive income	1,178	737

Total VCA Antech, Inc. stockholders’ equity	1,071,175	998,924
Noncontrolling interests	10,133	10,561

Total equity	1,081,308	1,009,485

Total liabilities and equity	$1,843,412	$1,766,422

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$376,105	$353,919	$731,228	$684,653
Direct costs	279,273	260,435	554,618	508,374

Gross profit	96,832	93,484	176,610	176,279
Selling, general and administrative expense	26,663	41,045	52,846	67,185
Net loss (gain) on sale of assets	60	(14)	149	11

Operating income	70,109	52,453	123,615	109,083
Interest expense, net	4,575	2,778	8,594	5,945
Other income	(67)	(335)	(9)	(310)

Income before provision for income taxes	65,601	50,010	115,030	103,448
Provision for income taxes	25,536	19,493	44,469	39,999

Net income	40,065	30,517	70,561	63,449
Net income attributable to noncontrolling interests	453	1,113	2,110	2,110

Net income attributable to VCA Antech, Inc	$39,612	$29,404	$68,451	$61,339

Basic earnings per share	$0.46	$0.34	$0.79	$0.71

Diluted earnings per share	$0.45	$0.34	$0.78	$0.70

Weighted-average shares outstanding for basic earnings per share	86,535	86,041	86,445	85,933

Weighted-average shares outstanding for diluted earnings per share	87,304	87,178	87,303	87,069

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Non controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$11,429	$886,476
Net income (excludes $382 and $225 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	61,339	—	1,503	62,842
Foreign currency translation adjustment	—	—	—	—	(69)	—	(69)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(47)	—	(47)
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Distribution to noncontrolling interests	—	—	—	—	—	(1,535)	(1,535)
Purchase of noncontrolling interests	—	—	—	—	—	(233)	(233)
Share-based compensation	—	—	5,855	—	—	—	5,855
Issuance of common stock under stock incentive plans	392	—	3,770	—	—	—	3,770
Stock repurchases	—	—	(2,253)	—	—	—	(2,253)
Excess tax benefit from stock options	—	—	331	—	—	—	331
Tax shortfall and other from stock options and awards	—	—	(478)	—	—	—	(478)

Balances, June 30, 2010	85,976	$86	$342,339	$601,349	$(47)	$11,164	$954,891

Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $830 and $227 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	68,451	—	1,053	69,504
Foreign currency translation adjustment	—	—	—	—	296	—	296
Unrealized gain on foreign currency, net of tax	—	—	—	—	145	—	145
Distribution to noncontrolling interests	—	—	—	—	—	(607)	(607)
Purchase of noncontrolling interests	—	—	263	—	—	(874)	(611)
Share-based compensation	—	—	2,531	—	—	—	2,531
Issuance of common stock under stock incentive plans	416	1	2,455	—	—	—	2,456
Stock repurchases	—	—	(2,337)	—	—	—	(2,337)
Excess tax benefit from stock options	—	—	906	—	—	—	906
Tax shortfall and other from stock options and awards	—	—	(460)	—	—	—	(460)

Balances, June 30, 2011	86,595	$87	$351,206	$718,704	$1,178	$10,133	$1,081,308

The accompanying notes are an integral part of these condensed, consolidated financial statements.

Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$70,561	$63,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,456	21,706
Amortization of debt issue costs	774	239
Provision for uncollectible accounts	2,492	3,143
Net loss on sale of assets	149	11
Share-based compensation	2,531	5,855
Deferred income taxes	10,833	6,461
Excess tax benefit from exercise of stock options	(906)	(331)
Other	(202)	(225)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,813)	(7,344)
Inventory, prepaid expense and other assets	(5,222)	(727)
Accounts payable and other accrued liabilities	(7,994)	13,691
Accrued payroll and related liabilities	16,021	12,656
Income taxes	7,940	(7,248)

Net cash provided by operating activities	115,620	111,336

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,804)	(20,078)
Real estate acquired in connection with business acquisitions	(1,900)	(1,300)
Property and equipment additions	(28,434)	(27,925)
Proceeds from sale of assets	140	9
Other	(493)	(162)

Net cash used in investing activities	(42,491)	(49,456)

Cash flows from financing activities:
Repayment of debt	(14,164)	(12,859)
Distributions to noncontrolling interest partners	(1,141)	(2,021)
Proceeds from issuance of common stock under stock option plans	2,456	3,770
Excess tax benefit from exercise of stock options	906	331
Stock repurchases	(2,337)	(2,253)
Other	(345)	(266)

Net cash used in financing activities	(14,625)	(13,298)

Effect of currency exchange rate changes on cash and cash equivalents	153	(6)

Increase in cash and cash equivalents	58,657	48,576
Cash and cash equivalents at beginning of period	97,126	145,181

Cash and cash equivalents at end of period	$155,783	$193,757

Supplemental disclosures of cash flow information:
Interest paid	$8,127	$6,075
Income taxes paid	$25,696	$40,787

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$11,889	$22,202
Cash paid for acquisitions	(11,445)	(19,350)
Holdbacks	(500)	(7)

Liabilities assumed	$(56)	$2,845

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2011
(Unaudited)
1. Nature of Operations
     Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with three strategic segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”) and veterinary medical technology (“Medical Technology”).
     Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2011, we operated 530 animal hospitals throughout 41 states.
     We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2011, we operated 52 laboratories of various sizes located strategically throughout the United States and Canada.
     Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
2. Basis of Presentation
     Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. For further information, refer to our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.
     Certain reclassifications have been made herein to 2010 amounts to conform to the current year presentation. In our condensed, consolidated balance sheet as of December 31, 2010, we corrected certain errors in presentation by reclassifying $5.8 million to temporary equity (mezzanine) from noncontrolling interests included in permanent equity related to partnership agreements that contain certain terms which may require us to purchase the partners’ equity based upon certain contingencies. As these agreements do not contain a mandatory redemption clause, the balances are now correctly classified in temporary equity (mezzanine). Additionally, we reclassified $506,000 from noncontrolling interests in permanent equity to other liabilities related to our mandatorily redeemable partnership interests. The change in classification of our redeemable noncontrolling interests also impacts our condensed, consolidated statement of equity for the six months ended June 30, 2010, accordingly, certain amounts related to redeemable noncontrolling interests were reclassified from the noncontrolling interests column in the statement, see Note 11, Noncontrolling Interests, which presents a summary of the amounts reclassified.
     During the quarter ended March 31, 2011, we corrected an error related to our deferred revenue and related deferred cost for certain equipment sales governed by recently revised accounting guidance related to multiple element arrangements. The correction resulted in the recognition of $4.0 million of previously deferred revenue and $3.8 million of previously deferred costs in our Medical Technology segment
     The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Goodwill and Other Intangible Assets
Goodwill
     The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2011 (in thousands):

	Animal		Medical
	Hospital	Laboratory	Technology	Total
Balance as of December 31, 2010	$965,999	$96,818	$29,663	$1,092,480
Goodwill acquired	10,346	6	—	10,352
Other(1)	(1,862)	22	(134)	(1,974)

Balance as of June 30, 2011	$974,483	$96,846	$29,529	$1,100,858

(1)	Other includes acquisition-price adjustments which consist primarily of an adjustment related to deferred taxes, buy-outs and foreign currency translation adjustments.
     We had no accumulated impairment losses as of June 30, 2011.
Other Intangible Assets
     Our amortizable intangible assets at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	As of June 30, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Noncontractual customer relationships	$48,319	$(15,791)	$32,528	$48,686	$(14,188)	$34,498
Covenants not-to-compete	13,285	(7,961)	5,324	14,459	(8,311)	6,148
Favorable lease asset	5,486	(2,940)	2,546	5,486	(2,672)	2,814
Trademarks	3,716	(1,227)	2,489	3,749	(986)	2,763
Technology	2,189	(1,514)	675	2,189	(1,447)	742
Client lists	84	(21)	63	35	(14)	21

Total	$73,079	$(29,454)	$43,625	$74,604	$(27,618)	$46,986

     The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Aggregate amortization expense	$2,604	$2,187	$5,259	$4,341

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
3. Goodwill and Other Intangible Assets, continued
     The estimated amortization expense related to intangible assets for the remainder of 2011 and each of the succeeding years thereafter as of June 30, 2011 is as follows (in thousands):

Remainder of 2011	$5,322
2012	9,901
2013	7,669
2014	5,411
2015	3,560
Thereafter	11,762

Total	$43,625

4. Other Accrued Liabilities
     Other accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deferred revenue	$6,914	$8,617
Accrued health insurance	5,268	4,970
Deferred rent	3,780	3,456
Accrued consulting fees	2,760	2,760
Holdbacks and earnouts	2,600	2,447
Customer deposits	1,939	2,966
Accrued lab service rebates	132	2,535
Other	18,253	18,018

	$41,646	$45,769

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
     Long-Term Debt. The fair value of debt at June 30, 2011 and December 31, 2010 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
5. Fair Value Measurements, continued
     The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Variable-rate long-term debt	$481,250	$483,055	$493,750	$496,219

     At June 30, 2011 and December 31, 2010, we did not have any applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.
6. Share-Based Compensation
Stock Option Activity
     A summary of our stock option activity for the six months ended June 30, 2011 is as follows (in thousands):

		Weighted-
		Average
	Stock	Exercise
	Options	Price
Outstanding at December 31, 2010	3,323	$16.45
Exercised	(242)	$10.14
Canceled	(3)	17.04

Outstanding at June 30, 2011	3,078	$16.94

Exercisable at June 30, 2011	2,739	$16.93

Vested and expected to vest at June 30, 2011	3,063	$16.94

     There were no stock options granted during the six months ended June 30, 2011. The aggregate intrinsic value of our stock options exercised during the three and six months ended June 30, 2011 was $2.3 million and $3.0 million, respectively, and the actual tax benefit realized on options exercised during these periods was $888,000 and $1.2 million, respectively.
     At June 30, 2011 there was $907,000 of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of one year.
     The compensation cost that has been charged against income for stock options for the three months ended June 30, 2011 and 2010 was $347,000 and $1.4 million, respectively. The corresponding income tax benefit recognized was $136,000 and $528,000 for the three months ended June 30, 2011 and 2010, respectively.
     The compensation cost that has been charged against income for stock options for the six months ended June 30, 2011 and 2010 was $694,000 and $1.8 million, respectively. The corresponding income tax benefit recognized was $271,000 and $711,000 for the six months ended June 30, 2011 and 2010, respectively.
Nonvested Stock Activity
     During the six months ended June 30, 2011 we granted 1,148,046 shares of nonvested common stock, 1,130,000 of which were granted to certain of our executives and contain performance conditions. The performance-based awards provide that the number of shares that will ultimately vest will be between 0% and 100% of the total granted based on the attainment of performance targets. Assuming continued service through each vesting date, these awards will vest in four

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
6. Share-Based Compensation, continued
     equal annual installments beginning June 2012 through June 2015.
     Total compensation cost charged against income related to nonvested stock awards was $1.1 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $436,000 and $939,000 for the three months ended June 30, 2011 and 2010, respectively.
     Total compensation cost charged against income related to nonvested stock awards was $1.8 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $717,000 and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.
     At June 30, 2011, there was $28.3 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 3.7 years. A summary of our nonvested stock activity for the six months ended June 30, 2011 is as follows:

		Grant Date
		Weighted-
		Average Fair
		Value
	Shares	Per Share
Outstanding at December 31, 2010	686,511	$26.16
Granted	1,148,046	$20.27
Vested	(268,215)	$30.83
Forfeited/Canceled	(1,896)	$30.35

Outstanding at June 30, 2011	1,564,446	$21.03

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to VCA Antech, Inc	$39,612	$29,404	$68,451	$61,339

Weighted-average common shares outstanding:
Basic	86,535	86,041	86,445	85,933
Effect of dilutive potential common shares:
Stock options	647	951	664	943
Nonvested shares	122	186	194	193

Diluted	87,304	87,178	87,303	87,069

Basic earnings per share	$0.46	$0.34	$0.79	$0.71

Diluted earnings per share	$0.45	$0.34	$0.78	$0.70

     For the three months ended June 30, 2011 and 2010, potential common shares of 1,139,567 and 4,200, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the six months ended June 30, 2011 and 2010, potential common shares of 40,067 and 12,264, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
8. Comprehensive Income
     Total comprehensive income consists of net income and the other comprehensive income during the three and six months ended June 30, 2011 and 2010. The following table provides a summary of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income(1)	$40,065	$30,517	$70,561	$63,449
Other comprehensive income:
Foreign currency translation adjustments	47	(236)	296	(69)
Unrealized gain on foreign currency	48	(259)	237	(77)
Tax expense	(19)	101	(92)	30
Unrealized loss on hedging instruments	—	—	—	(2)
Tax benefit	—	—	—	1
Losses on hedging instruments reclassified to income	—	—	—	382
Tax benefit	—	—	—	(149)

Other comprehensive income	76	(394)	441	116

Total comprehensive income	40,141	30,123	71,002	63,565
Comprehensive income attributable to noncontrolling interests(1)	453	1,113	2,110	2,110

Comprehensive income attributable to VCA Antech, Inc	$39,688	$29,010	$68,892	$61,455

(1)	Includes $1.1 million and $607,000 for the six months ended June 30, 2011 and June 30, 2010, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
9. Lines of Business, continued
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Three Months Ended June 30, 2011
External revenue	$291,332	$72,955	$11,818	$—	$—	$376,105
Intercompany revenue	—	11,430	4,391	—	(15,821)	—

Total revenue	291,332	84,385	16,209	—	(15,821)	376,105
Direct costs	238,392	43,716	11,419	—	(14,254)	279,273

Gross profit	52,940	40,669	4,790	—	(1,567)	96,832
Selling, general and administrative expense	6,044	6,853	3,584	10,182	—	26,663
Net loss on sale and disposal of assets	51	7	2	—	—	60

Operating income (loss)	$46,845	$33,809	$1,204	$(10,182)	$(1,567)	$70,109

Depreciation and amortization	$9,533	$2,508	$668	$685	$(318)	$13,076
Capital expenditures	$13,236	$1,728	$258	$1,627	$(449)	$16,400

Three Months Ended June 30, 2010
External revenue	$267,595	$73,259	$13,065	$—	$—	$353,919
Intercompany revenue	—	9,713	1,537	—	(11,250)	—

Total revenue	267,595	82,972	14,602	—	(11,250)	353,919
Direct costs	218,567	42,416	10,255	—	(10,803)	260,435

Gross profit	49,028	40,556	4,347	—	(447)	93,484
Selling, general and administrative expense	5,673	6,527	3,404	25,441	—	41,045
Net (gain) loss on sale and disposal of assets	(35)	—	14	7	—	(14)

Operating income (loss)	$43,390	$34,029	$929	$(25,448)	$(447)	$52,453

Depreciation and amortization	$7,630	$2,396	$605	$618	$(250)	$10,999
Capital expenditures	$9,849	$1,506	$124	$858	$(461)	$11,876

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
9. Lines of Business, continued

	Animal		Medical		Intercompany
	Hospital	Laboratory	Technology	Corporate	Eliminations	Total
Six Months Ended June 30, 2011
External revenue	$561,273	$142,051	$27,904	$—	$—	$731,228
Intercompany revenue	—	21,883	7,401	—	(29,284)	—

Total revenue	561,273	163,934	35,305	—	(29,284)	731,228
Direct costs	468,780	86,535	26,057	—	(26,754)	554,618

Gross profit	92,493	77,399	9,248	—	(2,530)	176,610
Selling, general and administrative expense	12,127	13,489	7,140	20,090	—	52,846
Net loss on sale and disposal of assets	129	18	2	—	—	149

Operating income (loss)	$80,237	$63,892	$2,106	$(20,090)	$(2,530)	$123,615

Depreciation and amortization	$19,406	$4,979	$1,325	$1,365	$(619)	$26,456
Capital expenditures	$22,771	$2,964	$1,017	$2,585	$(903)	$28,434

Six Months Ended June 30, 2010
External revenue	$514,263	$142,659	$27,731	$—	$—	$684,653
Intercompany revenue	—	18,493	2,668	—	(21,161)	—

Total revenue	514,263	161,152	30,399	—	(21,161)	684,653
Direct costs	423,558	84,068	21,221	—	(20,473)	508,374

Gross profit	90,705	77,084	9,178	—	(688)	176,279
Selling, general and administrative expense	11,260	12,681	6,919	36,325	—	67,185
Net (gain) loss on sale and disposal of assets	(51)	1	54	7	—	11

Operating income (loss)	$79,496	$64,402	$2,205	$(36,332)	$(688)	$109,083

Depreciation and amortization	$14,982	$4,809	$1,206	$1,199	$(490)	$21,706
Capital expenditures	$22,977	$2,338	$206	$3,185	$(781)	$27,925

At June 30, 2011
Total assets	$1,338,034	$228,571	$64,851	$229,608	$(17,652)	$1,843,412

At December 31, 2010
Total assets	$1,320,619	$215,483	$69,082	$175,297	$(14,059)	$1,766,422

10. Commitments and Contingencies
     We have certain commitments, including operating leases and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. We also have contingencies as follows:
a. Earn-Out Payments
     We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained we will be obligated to pay an additional $972,000. Under the current business combination accounting guidance contingent consideration, such as earn-out liabilities, are recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.

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
11. Noncontrolling Interests
     We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our mandatorily redeemable and redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated income statements. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities or redeemable noncontrolling interests in temporary equity (mezzanine).
a. Mandatorily Redeemable Noncontrolling Interests
     The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize changes in the obligation in net income attributable to noncontrolling interests. At June 30, 2011 and December 31, 2010, these liabilities were $3.1 million and $1.7 million, respectively, and are included in other liabilities in our consolidated balance sheets.
b. Redeemable Noncontrolling Interests
     We also enter into partnership agreements whereby the minority partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the minority partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests. At June 30, 2011 and December 31, 2010, balances in temporary equity related to these types of arrangements were $6.3 million and $5.8 million, respectively.
     The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income	Redeemable
	Statement	Noncontrolling
	Impact	Interests
Balance as of December 31, 2009		$4,369

Noncontrolling interest	$382
Redemption value change	—	382

Formation of noncontrolling interests		450
Distribution to noncontrolling interests		(286)

Balance as of June 30, 2010		$4,915

Balance as of December 31, 2010		$5,799

Noncontrolling interest	$428
Redemption value change	402	830

Distribution to noncontrolling interests		(372)

Balance as of June 30, 2011		$6,257

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
12. Recent Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (FASB) amended the accounting guidance for Fair Value Measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS (International Financial Reporting Standards). The amendments explain how to measure fair value, however they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new guidance is not expected to have a significant impact our consolidated financial statements.
     In June 2011, the FASB finalized the accounting guidance for the Presentation of Comprehensive Income. The objective of the new guidance is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of the items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement of other comprehensive income should immediately follow the statement of net income. Regardless of which option is chosen it is required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.
     The new guidance does not change the following: the items that must be reported in other comprehensive income; when an item of other comprehensive income must be reclassified to net income; the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects; and does not affect how earnings per share is calculated or presented.
     The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The adoption of the new disclosure requirements will have no effect on our consolidated financial statements other than the changes to presentation outlined.
13. Subsequent Events
     On July 10, 2011, we entered into a material definitive agreement with MediMedia USA, Inc. (“MediMedia”) to acquire all of the issued and outstanding membership interests in MediMedia Animal Health, LLC (“Vetstreet”) from MediMedia for $146 million in cash, subject to adjustment for working capital and Vetstreet indebtedness. Vetstreet is the nation’s largest provider of online communications, professional education and marketing solutions to the veterinary community. We plan to refinance our senior credit facility to include an incremental $100 million to finance a portion of this transaction. The acquisition is expected to close in August 2011. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and provides long-term synergies to our existing businesses.
     On July 11, 2011, we acquired BrightHeart Veterinary Centers (“BrightHeart”) for approximately $50 million in cash. BrightHeart operates nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. The acquisition will increase our level of market recognition in areas where we have an existing market presence.

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
     The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 5, 2011, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after August 5, 2011 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
     We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care and we sell diagnostic imaging equipment, other medical technology products and related services to veterinarians. Our reportable segments are as follows:
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2011, our animal hospital network consisted of 530 animal hospitals in 41 states.
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2011, our laboratory network consisted of 52 laboratories serving all 50 states and certain areas in Canada.
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
Executive Overview
     During the three and six months ended June 30, 2011 we achieved an increase in consolidated revenue from acquired animal hospitals and internal revenue growth in our Laboratory segment. Our Animal Hospital same-store revenue declined 1.9% and 2.1% for the three and six months ended June 30, 2011, respectively which represents an improvement in comparison to the first quarter of 2011. Our Laboratory internal revenue increased 1.7% for the three and six months ended June 30, 2011. Our acquired animal hospitals and continued cost control measures resulted in an increase in our operating income.

     Subsequent to the quarter end, we entered into an agreement to purchase MediMedia Animal Health, LLC (“Vetstreet”), the nation’s largest provider of online communications, professional education and marketing solutions to the veterinary community for $146 million in cash. The impact on earnings per share is expected to be slightly dilutive (approximately $0.02 to $0.03 per fully diluted share) in the current year and accretive thereafter.
  Acquisitions
     Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $50 million to $60 million of annualized Animal Hospital revenue in 2011. We also evaluate the acquisition of animal hospital chains and laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2011:

Animal Hospitals:
Beginning of period	528
Acquisitions	6
Sold, closed or merged	(4)

End of period	530

Laboratories:
Beginning of period	50
Acquisitions	1
Created	1

End of period	52

     The following table summarizes the aggregate consideration for the six independent animal hospitals and one laboratory acquired during the six months ended June 30, 2011, and the allocation of the acquisition price (in thousands):

Consideration:
Cash (1)	$11,600
Holdback	500

Fair value of total consideration transferred	$12,100

Allocation of the Purchase Price:
Tangible assets	$419
Identifiable intangible assets	2,129
Goodwill (2)	10,352

Total	$12,900
Noncontrolling interest	(800)

$12,100

(1)	See the Cash Flows from Investing Activities section in the Liquidity and Capital Resources discussion for reconciliation of cash paid for acquisitions per this schedule to the condensed, consolidated statement of cash flows.

(2)	We expect that $10.4 million of the goodwill recorded for these acquisitions as of June 30, 2011 will be fully deductible for income tax purposes.
     In addition to the acquisition price listed above, are cash payments for real estate acquired in connection with our acquisition of animal hospitals totaling $1.9 million for the six months ended June 30, 2011. The price paid was determined to be fair market value.

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
     The following table summarizes the acquisition price and the final allocation of the acquisition price (in thousands):

Consideration:
Cash paid to bondholders	$29,532
Cash paid to shareholders	7,670
Cash paid for holdbacks	750

Fair value of total consideration transferred	$37,952

Allocation of the Purchase Price:
Tangible assets	$19,727
Identifiable intangible assets	3,074
Goodwill (1)	42,930
Other liabilities assumed	(27,779)

Total	$37,952

(1)	We expect that $6.4 million of goodwill will be fully deductible for income tax purposes.
     The pro forma impacts on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2010 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2011.

Consolidated Results of Operations
     The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Animal Hospital	77.5%	75.6%	76.8%	75.1%
Laboratory	22.4	23.4	22.4	23.5
Medical Technology	4.3	4.1	4.8	4.4
Intercompany	(4.2)	(3.1)	(4.0)	(3.0)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	74.3	73.6	75.8	74.3

Gross profit	25.7	26.4	24.2	25.7
Selling, general and administrative expense	7.1	11.6	7.3	9.8

Operating income	18.6	14.8	16.9	15.9
Interest expense, net	1.2	0.8	1.2	0.8
Other income, net	-	(0.1)	-	-

Income before provision for income taxes	17.4	14.1	15.7	15.1
Provision for income taxes	6.7	5.5	6.1	5.8

Net income	10.7	8.6	9.6	9.3
Net income attributable to noncontrolling interests	0.2	0.3	0.2	0.3

Net income attributable to VCA Antech, Inc	10.5%	8.3%	9.4%	9.0%

Revenue
     The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010			2011		2010
		% of		% of	%		% of		% of	%
	$	Total	$	Total	Change	$	Total	$	Total	Change
Animal Hospital	$291,332	77.5%	$267,595	75.6%	8.9%	$561,273	76.8%	$514,263	75.1%	9.1%
Laboratory	84,385	22.4%	82,972	23.4%	1.7%	163,934	22.4%	161,152	23.5%	1.7%
Medical Technology	16,209	4.3%	14,602	4.1%	11.0%	35,305	4.8%	30,399	4.4%	16.1%
Intercompany	(15,821)	(4.2)%	(11,250)	(3.1)%	40.6%	(29,284)	(4.0)%	(21,161)	(3.0)%	38.4%

Total revenue	$376,105	100.0%	$353,919	100.0%	6.3%	$731,228	100.0%	$684,653	100.0%	6.8%

     Consolidated revenue increased $22.2 million for the three months ended June 30, 2011 and $46.6 million for the six months ended June 30, 2011 as compared to the same periods in the prior year. The increase was attributable to revenue from acquired animal hospitals which was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store revenue declined 1.9% and 2.1% for the three and six months ended June 30, 2011, respectively. Additionally, the Medical Technology revenue for the six months ended June 30, 2011 included a $4.0 million one-time cumulative adjustment related to certain products as discussed in Note 2, Basis of Presentation. The Laboratory increase was principally due to internal growth.

  Gross Profit
     The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010			2011		2010
		Gross		Gross	%		Gross		Gross	%
	$	Margin	$	Margin	Change	$	Margin	$	Margin	Change
Animal Hospital	$52,940	18.2%	$49,028	18.3%	8.0%	$92,493	16.5%	$90,705	17.6%	2.0%
Laboratory	40,669	48.2%	40,556	48.9%	0.3%	77,399	47.2%	77,084	47.8%	0.4%
Medical Technology	4,790	29.6%	4,347	29.8%	10.2%	9,248	26.2%	9,178	30.2%	0.8%
Intercompany	(1,567)		(447)			(2,530)		(688)

Total gross profit	$96,832	25.7%	$93,484	26.4%	3.6%	$176,610	24.2%	$176,279	25.7%	0.2%

     Consolidated gross profit increased $3.3 million for the three months ended June 30, 2011 and $331,000 for the six months ended June 30, 2011 as compared to the same periods in the prior year. The increase was primarily due to gross profit from our acquired animal hospitals and stable same-store margins, offset by a decline in Animal Hospital same-store revenue.
Segment Results
  Animal Hospital Segment
     The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenue	$291,332	$267,595	8.9%	$561,273	$514,263	9.1%
Gross profit	$52,940	$49,028	8.0%	$92,493	$90,705	2.0%
Gross margin	18.2%	18.3%		16.5%	17.6%
     Animal Hospital revenue increased $23.7 million for the three months ended June 30, 2011 and $47.0 million for the six months ended June 30, 2011 as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Same-store facilities:
Orders (1)	1,621	1,692	(4.2)%	3,094	3,237	(4.4)%
Average revenue per order (2)	$160.42	$156.69	2.4%	$160.62	$156.74	2.5%

Same-store revenue (1)	$260,049	$265,163	(1.9)%	$496,891	$507,390	(2.1)%
Net acquired revenue (3)	31,283	2,432		64,382	6,873

Total	$291,332	$267,595	8.9%	$561,273	$514,263	9.1%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2010 for the three month analysis and January 1, 2010 for the six month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.
       We believe that factors contributing to the continued decline in our volume of same-store orders during the three and six months ended June 30, 2011 include the continued impact of the current economic environment and the wide availability of many pet-related products, traditionally sold in our animal hospitals, in retail stores and other distribution channels such as the Internet.
       In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. However, this trend did not continue during the three months ended June 30, 2011 when we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.
       Price increases contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. Price increases are typically implemented in February of each year. Price increases in 2011 approximated 3% to 4% on most services at the majority of our animal hospitals.
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
       Our combined Animal Hospital gross margin decreased to 18.2% and 16.5% for the three and six months ended June 30, 2011, respectively, as compared to 18.3% and 17.6% for the three and six months ended June 30 2010, respectively. Our same-store gross margin decreased to 18.3% for the three months ended June 30, 2011 and to 16.6% for the six months ended June 30, 2011 as compared to 18.5% and 17.7% for the respective prior year periods.
       The decrease in same-store gross margin for the three months ended June 30, 2011 was primarily due to the decline in same-store revenue partially offset by decreased labor costs. The combined Animal Hospital gross margin was further impacted by slightly lower gross margin from our acquired animal hospitals.
       Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities. Subsequently, we have improved the lower gross margin at our acquired animal hospitals, in the aggregate, by reducing costs and/or increasing operating leverage.
   Laboratory Segment
       The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	%	2011	2010	%
Revenue	$84,385	$82,972	1.7%	$163,934	$161,152	1.7%
Gross profit	$40,669	$40,556	0.3%	$77,399	$77,084	0.4%
Gross margin	48.2%	48.9%		47.2%	47.8%

     Laboratory revenue increased $1.4 million for the three months ended June 30, 2011 and increased $2.8 million for the six months ended June 30, 2011 as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Internal growth:
Number of requisitions (1)	3,555	3,573	(0.5)%	6,759	6,787	(0.4)%
Average revenue per requisition (2)	$23.73	$23.22	2.2%	$24.25	$23.74	2.1%

Total internal revenue (1)	$84,364	$82,972	1.7%	$163,895	$161,152	1.7%
Acquired revenue (3)	21	-		39	-

Total	$84,385	$82,972	1.7%	$163,934	$161,152	1.7%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the current year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.
     The increase in Laboratory revenue for the three and six months ended June 30, 2011 was due to an increase in internal revenue attributable to an increase in average revenue per requisition. In prior years requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in internal requisitions, the economic environment and increased competition continue to impact requisitions in the current year.
     The average revenue per requisition increased slightly for the three and six months ended June 30, 2011 as compared to prior periods due to price increases which ranged from 3% to 4% in February 2011. The price increases were impacted by various factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals, a decrease in higher-priced tests as a result of the current economic environment and the overall competitive environment.
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
     Our Laboratory gross margin decreased to 48.2% and 47.2% for the three and six months ended June 30, 2011, respectively, as compared to 48.9% and 47.8% in the prior year periods. The decrease in gross margin was primarily due to increased transportation costs.
  Medical Technology Segment
     The following table summarizes revenue and gross profit for our Medical Technology segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenue	$16,209	$14,602	11.0%	$35,305	$30,399	16.1%
Gross profit	$4,790	$4,347	10.2%	$9,248	$9,178	0.8%
Gross margin	29.6%	29.8%		26.2%	30.2%

     Medical Technology revenue increased $1.6 million for the three months ended June 30, 2011 and $4.9 million for the six months ended June 30, 2011 as compared to the prior year periods. The increase was attributable to an increase in our ultrasound equipment sales and increased customer service revenue, which correlated to increased equipment installations. Additionally, the Medical Technology revenue for the six months ended June 30, 2011 included a $4.0 million one-time cumulative adjustment related to certain products as discussed in Note 2, Basis of Presentation.
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
     Medical Technology gross profit increased $443,000 for the three months ended June 30, 2011 and $70,000 for the six months ended June 30, 2011 as compared to the prior year periods. Gross margin decreased to 29.6% for the three months ended June 30, 2011, and 26.2% for the six months ended June 30, 2011, as compared to 29.8% and 30.2% in the prior year periods. The increase in gross profit is primarily attributable to the aforementioned revenue increases. The aforementioned increase in revenue related to the one-time cumulative adjustment had approximately a $200,000 impact on the gross profit for the six months ended June 30, 2011 as the units were predominantly sold at cost. The decline in gross margin for the three and six months ended June 30, 2011 was primarily attributable to changes in product mix and downward changes in pricing due to competitive pressures, which resulted in lower profit per unit. The gross margin for the six months ended June 30, 2011 was additionally impacted by the effects of the aforemented one-time cumulative adjustment.
  Intercompany Revenue
     Laboratory revenue for the three and six months ended June 30, 2011 included intercompany revenue of $11.4 million and $21.9 million, respectively, that was generated by providing laboratory services to our animal hospitals. Medical Technology revenue for the three and six months ended June 30, 2011 included intercompany revenue of $4.4 million and $7.4 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
  Selling, General and Administrative Expense
     The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010			2011		2010
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$6,044	2.1%	$5,673	2.1%	6.5%	$12,127	2.2%	$11,260	2.2%	7.7%
Laboratory	6,853	8.1%	6,527	7.9%	5.0%	13,489	8.2%	12,681	7.9%	6.4%
Medical Technology	3,584	22.1%	3,404	23.3%	5.3%	7,140	20.2%	6,919	22.8%	3.2%
Corporate	10,182	2.7%	25,441	7.2%	(60.0)%	20,090	2.7%	36,325	5.3%	(44.7)%

Total SG&A	$26,663	7.1%	$41,045	11.6%	(35.0)%	$52,846	7.2%	$67,185	9.8%	(21.3)%

     Consolidated SG&A decreased by $14.4 million for the three months ended June 30, 2011 and $14.3 million for the six months ended June 30, 2011 primarily attributable to the prior year accrual of $14.5 million for estimated future consulting and SERP expenses recorded in accordance with agreements entered into in June 2010.

Operating Income
     The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2011		2010			2011		2010
		% of		% of	%		% of		% of	%
	$	Revenue	$	Revenue	Change	$	Revenue	$	Revenue	Change
Animal Hospital	$46,845	16.1%	$43,390	16.2%	8.0%	$80,237	14.3%	$79,496	15.5%	0.9%
Laboratory	33,809	40.1%	34,029	41.0%	(0.6)%	63,892	39.0%	64,402	40.0%	(0.8)%
Medical Technology	1,204	7.4%	929	6.4%	29.6%	2,106	6.0%	2,205	7.3%	(4.5)%
Corporate	(10,182)		(25,448)		(60.0)%	(20,090)		(36,332)		(44.7)%
Intercompany	(1,567)		(447)		250.6%	(2,530)		(688)		267.7%

Total operating income	$70,109	18.6%	$52,453	14.8%	33.7%	$123,615	16.9%	$109,083	15.9%	13.3%

     The increase in our consolidated operating income during the three and six months ended June 30, 2011 was primarily due to the aforementioned decrease in SG&A and increased gross profit.
  Interest Expense, Net
     The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense:
Senior term notes	$3,045	$2,326	$6,182	$4,575
Interest rate hedging agreements	-	-	-	382
Capital leases and other	1,304	559	1,973	1,123
Amortization of debt costs	386	107	774	239

	4,735	2,992	8,929	6,319
Interest income	(160)	(214)	(335)	(374)

Total interest expense, net of interest income	$4,575	$2,778	$8,594	$5,945

     The increase in net interest expense for the three and six months ended June 30, 2011 was attributable to an increase in the overall weighted average interest rate primarily due to the cost of our senior term notes, which were refinanced in August of 2010 at a higher rate.
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

     At June 30, 2011, our consolidated cash and cash equivalents totaled $155.8 million, representing an increase of $58.7 million as compared to December 31, 2010. Cash flows generated from operating activities totaled $115.6 million in the six months ended June 30, 2011, representing an increase of $4.3 million as compared to the six months ended June 30, 2010.
     We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions from internally generated cash flows and we expect to continue to do so in the future. As of June 30, 2011, we have access to an unused $100 million revolving credit facility, which allows us to maintain further operating and financial flexibility.
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
Future Cash Flows
  Short-Term
     Other than our acquisitions of certain animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flows. We anticipate that our cash on hand and net cash provided by operations will be sufficient to meet our anticipated cash requirements for the next 12 months, excluding the funding of the pending Vetstreet acquisition. We plan to incur approximately $100 million in senior debt to finance the Vetstreet acquisition. If we consummate additional significant acquisitions of animal hospital chains or other businesses during this period, we may seek additional debt or equity financing.
     For the year ended December 31, 2011, we expect to spend $50 million to $60 million for animal hospital acquisitions, excluding real estate and animal hospital chains, such as BrightHeart. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations and as a consequence, our actual number of acquisitions and cash expenditures may be more or less than amounts currently estimated. From January 1, 2011 through June 30, 2011, we spent $11.6 million in connection with the acquisition of six animal hospitals and one laboratory, as well as $1.9 million for the related real estate. In July 2011, we spent approximately $50 million for the acquisition of BrightHeart. In addition, we expect to spend approximately $75.0 million in 2011 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $28.4 million had been expended at June 30, 2011.
  Long-Term
     Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally are comprised of scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business, and acquisitions in accordance with our growth strategy.
     We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, we expect that we will need to refinance such indebtedness, amend its terms to extend maturity dates, or issue common stock of our company. Our management cannot make any assurances that such refinancing, amendments or equity offerings, if necessary, will be available on attractive terms, if at all.

  Debt Related Covenants
     Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2011, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
     At June 30, 2011, we had a fixed-charge coverage ratio of 1.77 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
     At June 30, 2011, we had a leverage ratio of 1.84 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
     Including the pro forma impact of both the BrightHeart and Vetstreet acquisitions we anticipate that we will remain compliant with the aforementioned covenants.
Historical Cash Flows
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$115,620	$111,336
Investing activities	(42,491)	(49,456	) (1)
Financing activities	(14,625)	(13,298	) (1)
Effect of currency exchange rate changes on cash and cash equivalents	153	(6)

Increase in cash and cash equivalents	58,657	48,576
Cash and cash equivalents at beginning of period	97,126	145,181

Cash and cash equivalents at end of period	$155,783	$193,757

(1)	To conform to the current year presentation we have reclassed prior year cash paid for partnership buyouts from the cash flows from investing to the financing cash flows.
  Cash Flows from Operating Activities
     Net cash provided by operating activities increased $4.3 million in the six months ended June 30, 2011 as compared to the prior year period. This increase was primarily due to a decrease in cash paid for taxes partially offset by changes in working capital.

Cash Flows from Investing Activities
     The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended
	June 30,
Investing Cash Flows:	2011	2010	Variance
Acquisition of independent animal hospitals and laboratories	$(11,600)	$(19,350)	$7,750	(1)
Other	(204)	(728)	524	(2)

Total cash used for acquisitions and related real estate	(11,804)	(20,078)	8,274

Property and equipment additions	(28,434)	(27,925)	(509)
Real estate acquired with acquisitions	(1,900)	(1,300)	(600	) (3)
Proceeds from sale of assets	140	9	131
Other	(493)	(162)	(331)

Net cash used in investing activities	$(42,491)	$(49,456)	$6,965

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	In conformance with the current year presentation we have reclassed prior year cash paid for partnership buyouts to the cash flows from financing.

(3)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.
  Cash Flows from Financing Activities
     The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended
	June 30,
Financing Cash Flows:	2011	2010	Variance
Repayment of debt	$(14,164)	$(12,859)	$(1,305)	(1)
Distributions to noncontrolling interest partners	(1,141)	(2,021)	880	(2)
Proceeds from issuance of common stock under stock option plans	2,456	3,770	(1,314	) (3)
Excess tax benefit from exercise of stock options	906	331	575
Stock repurchases	(2,337)	(2,253)	(84	) (4)
Other	(345)	(266)	(79	) (5)

Net cash used in financing activities	$(14,625)	$(13,298)	$(1,327)

(1)	The cash used for repayment of debt increased $1.3 million. The scheduled principal payment on our senior term debt was $12.5 million for June 30, 2011 compared to $2.7 million for June 30, 2010; however, the repayment of debt for June 30, 2010 also includes $8.8 million for the payment of excess cash flows pursuant to our previous credit agreement, which was renegotiated in August 2010. Our current credit agreement does not require the payment of excess cash flows.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(3)	The number of stock option exercises has decreased in comparison to the prior year as the prior year amount was impacted by the expiration of certain stock option grants.

(4)	The stock repurchases for the six months ended June 30, 2011 and June 30, 2010 represent tax payments made on behalf of employees in lieu of stock certificates due to the employee on the vesting date.

(5)	In conformance with the current year presentation we have reclassed prior year cash paid for partnership buyouts from the cash flows from investing to the financing cash flows.
  Off-Balance-Sheet Financing Arrangements
     Other than operating leases, as of June 30, 2011 we do not have any off-balance-sheet financing arrangements.
  Interest Rate Swap Agreements
     As of June 30, 2010, all of our interest rate swap agreements had expired and we have not entered into any new agreements. In the future, we may enter into additional interest rate strategies; however, we have not yet determined what those strategies will be or their possible impact.
Description of Indebtedness
     Senior Credit Facility
     At June 30, 2011, we had $481.3 million principal amount outstanding under our senior term notes and no borrowings outstanding under our $100 million revolving credit facility.
     We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a margin of 2.25% per annum. The senior term notes and the revolving credit facility mature in August 2015.
     Other Debt and Capital Lease Obligations
     At June 30, 2011, we had seller notes secured by assets of certain animal hospitals, unsecured debt and capital leases that totaled $31.6 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2011, we had borrowings of $481.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. Changes in interest rates could adversely affect the market value of our variable-rate debt. There has been no change in our assessment of the impact of changes on interest expense for fluctuation in LIBOR since the year ended December 31, 2010. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of June 30, 2011 we have no interest rate swap agreements.
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
ITEM 1A. RISK FACTORS
     A downgrade of the credit rating of the United States could have a material adverse impact on our business and results of operations.
     A downgrade of the credit rating of the United States could result in incrementally higher term borrowing costs. Higher treasury yields are likely to result from any default scenario or from events that ultimately lead to a ratings downgrade and the loss of AAA sovereign debt status. Inasmuch as U.S. Treasury yields serve as the risk-free rate and function as a base rate for U.S. dollar based lending rates, higher treasury yields would likely translate into higher long term borrowing costs for all corporations. Our short term financing costs could also rise if it becomes more expensive for our banks to source Libor based funding via the interbank loan market.
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

* Furnished, not filed.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2011.

Date: August 5, 2011	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.