Form 10-Q
period 2011-09-30
VCA ANTECH INC
filed 2011-11-09
CIK 817366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 86,701,838 shares as of November 1, 2011.

VCA Antech, Inc. and Subsidiaries

Form 10-Q

September 30, 2011

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries

Condensed, Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$79,243	$97,126
Trade accounts receivable, less allowance for uncollectible accounts of $14,661 and $13,801 at September 30, 2011 and December 31, 2010, respectively	53,445	49,224
Inventory	46,876	40,760
Prepaid expenses and other	23,203	21,138
Deferred income taxes	20,129	19,019
Prepaid income taxes	10,765	19,047

Total current assets	233,661	246,314
Property and equipment, net	361,451	331,687
Goodwill	1,254,061	1,092,480
Other intangible assets, net	94,072	46,986
Notes receivable, net	6,441	6,429
Deferred financing costs, net	5,711	6,700
Other	41,417	35,826

Total assets	$1,996,814	$1,766,422

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$28,480	$28,101
Accounts payable	34,178	31,970
Accrued payroll and related liabilities	46,594	35,754
Other accrued liabilities	45,179	45,769

Total current liabilities	154,431	141,594
Long-term debt, less current portion	598,918	498,935
Deferred income taxes	95,745	82,131
Other liabilities	26,247	28,478

Total liabilities	875,341	751,138

Commitments and contingencies
Redeemable noncontrolling interests	6,891	5,799
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	-	-

VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 86,662 and 86,179 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	87	86
Additional paid-in capital	355,077	347,848
Retained earnings	748,873	650,253
Accumulated other comprehensive income	138	737

Total VCA Antech, Inc. stockholders’ equity	1,104,175	998,924
Noncontrolling interests	10,407	10,561

Total equity	1,114,582	1,009,485

Total liabilities and equity	$1,996,814	$1,766,422

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Condensed, Consolidated Income Statements

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$385,135	$358,703	$1,116,363	$1,043,356
Direct costs	294,998	273,404	849,616	781,778

Gross profit	90,137	85,299	266,747	261,578
Selling, general and administrative expense	32,488	27,105	85,334	94,290
Net (gain) loss on sale of assets	(192)	152	(43)	163

Operating income	57,841	58,042	181,456	167,125
Interest expense, net	4,222	3,619	12,816	9,564
Debt retirement costs	2,764	2,550	2,764	2,550
Other expense (income)	8	(180)	(1)	(490)

Income before provision for income taxes	50,847	52,053	165,877	155,501
Provision for income taxes	19,488	23,466	63,957	63,465

Net income	31,359	28,587	101,920	92,036
Net income attributable to noncontrolling interests	1,190	1,156	3,300	3,266

Net income attributable to VCA Antech, Inc	$30,169	$27,431	$98,620	$88,770

Basic earnings per share	$0.35	$0.32	$1.14	$1.03

Diluted earnings per share	$0.35	$0.32	$1.13	$1.02

Weighted-average shares outstanding for basic earnings per share	86,697	86,086	86,531	85,985

Weighted-average shares outstanding for diluted earnings per share	87,253	86,964	87,293	86,998

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Condensed, Consolidated Statements of Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$11,429	$886,476
Net income (excludes $582 and $333 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	-	-	-	88,770	-	2,351	91,121
Foreign currency translation adjustment	-	-	-	-	103	-	103
Unrealized gain on foreign currency, net of tax	-	-	-	-	175	-	175
Unrealized loss on hedging instruments, net of tax	-	-	-	-	(1)	-	(1)
Losses on hedging instruments reclassified to income, net of tax	-	-	-	-	233	-	233
Formation of noncontrolling interests	-	-	-	-	-	3,169	3,169
Distribution to noncontrolling interests	-	-	-	-	-	(2,479)	(2,479)
Purchase of noncontrolling interests	-	-	-	-	-	(484)	(484)
Share-based compensation	-	-	7,490	-	-	-	7,490
Issuance of common stock under stock incentive plans	503	-	4,781	-	-	-	4,781
Stock repurchases	-	-	(2,292)	-	-	-	(2,292)
Excess tax benefit from stock options	-	-	370	-	-	-	370
Tax shortfall and other from stock options and awards	-	-	(568)	-	-	-	(568)

Balances, September 30, 2010	86,087	$86	$344,895	$628,780	$347	$13,986	$988,094

Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $1,207 and $326 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	-	-	-	98,620	-	1,767	100,387
Foreign currency translation adjustment	-	-	-	-	(373)	-	(373)
Unrealized loss on foreign currency, net of tax	-	-	-	-	(226)	-	(226)
Distribution to noncontrolling interests	-	-	-	-	-	(1,046)	(1,046)
Purchase of noncontrolling interests	-	-	263	-	-	(875)	(612)
Share-based compensation	-	-	6,610	-	-	-	6,610
Issuance of common stock under stock incentive plans	483	1	2,595	-	-	-	2,596
Stock repurchases	-	-	(2,663)	-	-	-	(2,663)
Excess tax benefit from stock options	-	-	963	-	-	-	963
Tax shortfall and other from stock options and awards	-	-	(539)	-	-	-	(539)

Balances, September 30, 2011	86,662	$87	$355,077	$748,873	$138	$10,407	$1,114,582

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Condensed, Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$101,920	$92,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,386	33,387
Amortization of debt issue costs	1,169	461
Provision for uncollectible accounts	4,510	5,388
Debt retirement costs	2,764	2,550
Net (gain) loss on sale of assets	(43)	163
Share-based compensation	6,610	7,490
Deferred income taxes	14,649	10,992
Excess tax benefit from exercise of stock options	(963)	(370)
Other	(489)	(550)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,018)	(7,533)
Inventory, prepaid expense and other assets	(9,806)	(1,754)
Accounts payable and other accrued liabilities	(8,328)	7,038
Accrued payroll and related liabilities	8,523	3,717
Income taxes	8,707	(9,545)

Net cash provided by operating activities	163,591	143,470

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(190,363)	(44,126)
Real estate acquired in connection with business acquisitions	(1,900)	(5,834)
Property and equipment additions	(43,275)	(47,675)
Proceeds from sale of assets	447	15
Other	(723)	188

Net cash used in investing activities	(235,814)	(97,432)

Cash flows from financing activities:
Repayment of debt	(90,945)	(548,560)
Proceeds from issuance of long-term debt	150,000	500,000
Proceeds from revolving credit facility	50,000	-
Repayment of revolving credit facility	(50,000)	-
Payment of financing costs	(2,944)	(9,112)
Distributions to noncontrolling interest partners	(1,959)	(3,314)
Proceeds from issuance of common stock under stock option plans	2,596	4,781
Excess tax benefit from exercise of stock options	963	370
Stock repurchases	(2,663)	(2,292)
Other	(345)	(897)

Net cash provided by (used in) financing activities	54,703	(59,024)

Effect of currency exchange rate changes on cash and cash equivalents	(363)	38

Decrease in cash and cash equivalents	(17,883)	(12,948)
Cash and cash equivalents at beginning of period	97,126	145,181

Cash and cash equivalents at end of period	$79,243	$132,233

Supplemental disclosures of cash flow information:
Interest paid	$12,214	$9,207
Income taxes paid	$40,601	$62,018

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$241,688	$104,251
Cash paid for acquisitions	(189,255)	(42,827)
Cash paid to bondholders/debt holders	(26,048)	(29,532)
Contingent consideration	(481)	(259)
Holdbacks	(800)	-

Liabilities assumed	$25,104	$31,633

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements

September 30, 2011

(Unaudited)

1.	Nature of Operations

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following strategic operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”) and veterinary support group (“Vetstreet”).

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2011, we operated 540 animal hospitals throughout 41 states and in Canada.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2011, we operated 52 laboratories of various sizes located strategically throughout the United States and Canada.

Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.

Our Vetstreet business provides online communications, professional education, marketing solutions and an ecommerce platform for independent animal hospitals. In addition, Vetstreet.com provides a robust selection of products, information and services to the pet-owning community.

2.	Basis of Presentation

Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. For further information, refer to our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

Certain reclassifications have been made herein to 2010 amounts to conform to the current year presentation. In our condensed, consolidated balance sheet as of December 31, 2010, we corrected certain errors in presentation by reclassifying $5.8 million to temporary equity (mezzanine) from noncontrolling interests included in permanent equity related to partnership agreements that contain certain terms which may require us to purchase the partners’ equity based upon certain contingencies. As these agreements do not contain a mandatory redemption clause, the balances are now correctly classified in temporary equity (mezzanine). Additionally, we reclassified $506,000 from noncontrolling interests in permanent equity to other liabilities related to our mandatorily redeemable partnership interests. The change in classification of our redeemable noncontrolling interests also impacts our condensed, consolidated statement of equity for the nine months ended September 30, 2010, accordingly, certain amounts related to redeemable noncontrolling interests were reclassified from the noncontrolling interests column in the statement, see Note 13, Noncontrolling Interests, which presents a summary of the amounts reclassified.

During the quarter ended March 31, 2011, we corrected an error related to our deferred revenue and related deferred cost for certain equipment sales governed by recently revised accounting guidance related to multiple element arrangements. The correction resulted in the recognition of $4.0 million of previously deferred revenue and $3.8 million of previously deferred costs.

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

2.	Basis of Presentation, continued

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

3.	Goodwill and Other Intangible Assets

Goodwill

The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2011 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2010	$965,999	$96,818	$29,663	$1,092,480
Goodwill acquired	64,459	6	99,087	163,552
Other (1)	(1,807)	(30)	(134)	(1,971)

Balance as of September 30, 2011	$1,028,651	$96,794	$128,616	$1,254,061

(1)	Other includes acquisition-price adjustments which consist primarily of an adjustment related to deferred taxes, buy- outs and foreign currency translation adjustments.

We had no accumulated impairment losses as of September 30, 2011.

Other Intangible Assets

Our amortizable intangible assets at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncontractual customer relationships	$80,613	$(18,297)	$62,316	$48,686	$(14,188)	$34,498
Covenants not-to-compete	12,990	(8,030)	4,960	14,459	(8,311)	6,148
Favorable lease asset	5,571	(3,076)	2,495	5,486	(2,672)	2,814
Trademarks	7,545	(1,463)	6,082	3,749	(986)	2,763
Contracts	3,500	(74)	3,426	-	-	-
Technology	16,589	(1,852)	14,737	2,189	(1,447)	742
Client lists	84	(28)	56	35	(14)	21

Total	$126,892	$(32,820)	$94,072	$74,604	$(27,618)	$46,986

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Aggregate amortization expense	$3,833	$2,484	$9,092	$6,825

The estimated amortization expense related to intangible assets for the remainder of 2011 and each of the succeeding years thereafter as of September 30, 2011 is as follows (in thousands):

Remainder of 2011	$4,403
2012	16,952
2013	14,680
2014	12,348
2015	10,492
Thereafter	35,197

Total	$94,072

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the nine months ended September 30, 2011:

Animal Hospitals:
Animal Hospital acquisitions, excluding BrightHeart	10
Acquisitions, merged	(1)
BrightHeart (1)	9
Sold, closed or merged	(6)

Total	12

Laboratories:
Acquisitions	1
Created	1

Total	2

(1)	BrightHeart Veterinary Centers (“BrightHeart) was acquired on July 11, 2011.

Animal Hospital and Laboratory Acquisitions, excluding BrightHeart

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding BrightHeart and the final allocation of the purchase price (in thousands):

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Acquisitions, continued

Consideration:
Cash	$19,499
Holdback	800

Fair value of total consideration transferred	$20,299

Allocation of the Purchase Price:
Tangible assets	$446
Identifiable intangible assets	3,620
Goodwill (1)	16,233

Total	$20,299

(1)	We expect that $16.2 million, of the goodwill recorded for these acquisitions as of September 30, 2011 will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $1.9 million for the nine months ended September 30, 2011.

BrightHeart Acquisition

On July 11, 2011, we acquired 100% of the membership interests of BrightHeart for approximately $50 million in cash. BrightHeart operates nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. The acquisition will increase our level of market recognition in areas where we have an existing market presence. Our consolidated financial statements reflect the operating results of BrightHeart since July 11, 2011.

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$23,490
Cash paid to holders of debt	26,048
Contingent consideration	481

Fair value of total consideration transferred	$50,019

Allocation of the Purchase Price:
Tangible assets	$15,985
Identifiable intangible assets (1)	7,335
Goodwill (2)	47,431
Other liabilities assumed	(20,732)

Total	$50,019

(1)

Identifiable intangible assets primarily include customer relationships. The weighted average amortization period for both the total identifiable intangible assets and the customer-related intangible assets is approximately five years.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Acquisitions, continued

(2)	We expect that all of the goodwill related to the BrightHeart acquisition recorded as of September 30, 2011 will be fully deductible for income tax purposes.

Acquisition-related costs, included in corporate selling, general and administrative expense in our income statement, for the three and nine months ended September 30, 2011, were approximately $851,000 and $1.1 million, respectively.

The preliminary purchase price is pending the finalization of the working capital calculation.

The preliminary purchase price allocation listed above is primarily pending the finalization of values related to deferred income taxes, capital leases and assumed liabilities. Our internal management review with respect to these items has not yet been completed. The final purchase price and the valuation of net assets acquired are expected to be completed as soon as practicable, but no later than one year from the date of acquisition. We believe that any adjustments would not be material to the consolidated financial statements and we expect this review to be completed by the end of the third quarter of 2012.

Other Acquisitions

MediMedia Animal Health, LLC (“Vetstreet”)

On August 9, 2011, we acquired 100% of the securities interests of Vetstreet, the nation’s largest provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and is expected to provide long-term synergies to our existing businesses. We acquired Vetstreet for a preliminary purchase price of $146.4 million, net of cash acquired. The following table summarizes the preliminary purchase price and allocation of the preliminary purchase price (in thousands):

Consideration:
Cash	$146,420

Allocation of the Purchase Price:
Tangible assets	$5,952
Identifiable intangible assets (1)	45,810
Goodwill (2)	99,087
Other liabilities assumed	(4,429)

Total	$146,420

(1)

Identifiable intangible assets include customer relationships, technology, trademarks, non-compete agreements and contracts. The weighted average amortization period for the total identifiable intangible assets is approximately nine years, for the customer-related intangible assets approximately ten years, for the technology and trademarks approximately seven years, for the non-compete agreements approximately two years and for the contracts approximately eight years.

(2)	We expect that all of the goodwill related to the Vetstreet acquisition recorded as of September 30, 2011 will be fully deductible for income tax purposes.

Acquisition-related costs, included in corporate selling, general and administrative expense in our income statement, for the three and nine months ended September 30, 2011 were approximately $657,000 and $911,000, respectively.

The preliminary purchase price is pending the finalization of the working capital calculation, which at this time is under seller review.

The final purchase price allocation is pending the completion of the internal review of the final valuation. The provisional items pending finalization include, but are not limited to, accounts receivable, prepaid expenses, deferred income taxes, computer equipment, accounts payable and other accrued liabilities. The final purchase price and the valuation of the net assets acquired are expected to be completed as soon as practicable, but no later than one year from the date of acquisition. We believe that any adjustments would not be material to the consolidated financial statements and we expect this review to be completed by the end of the third quarter of 2012.

Vetstreet is reported within our “All Other” category in our segment disclosures combined with our Medical Technology operating segment.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4.	Acquisitions, continued

Pro Forma Information (unaudited)

The following unaudited pro forma financial information for the three and nine months ended September 30, 2011 and 2010 presents, (i) the actual results of operations of our 2011 acquisitions and (ii) the combined results of operations for our company and our 2011 acquisitions as if those acquisitions had been completed on January 1, 2010, the first day of the earliest period presented. The pro forma financial information considers principally (i) our company’s unaudited financial results, (ii) the unaudited historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2010. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of each year presented. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
(In thousands):	(Unaudited)

Actual from July 1, 2011 to September 30, 2011	$19,318	$1,108
2011 supplemental pro forma from July 1, 2011 to September 30, 2011 (1)	$389,648	$30,624
2010 supplemental pro forma from July 1, 2010 to September 30, 2010	$383,333	$27,639

Actual from January 1, 2011 to September 30, 2011	$23,341	$1,616
2011 supplemental pro forma from January 1, 2011 to September 30, 2011 (1)	$1,173,830	$99,611
2010 supplemental pro forma from January 1, 2010 to September 30, 2010 (1)	$1,117,245	$87,375

(1)

The July 1, 2011 to September 30, 2011 and January 1, 2011 to September 30, 2011 supplemental pro forma net income was adjusted to exclude $1.5 million and $2.0 million, respectively of acquisition-related costs incurred in 2011. The January 1, 2010 to September 30, 2010 supplemental pro forma net income was adjusted to include the $2.0 million of year-to-date acquisition-related costs.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred revenue	$6,533	$8,617
Accrued health insurance	5,594	4,970
Deferred rent	3,918	3,456
Accrued consulting fees	2,760	2,760
Holdbacks and earnouts	2,536	2,447
Customer deposits	2,517	2,966
Accrued lab service rebates	212	2,535
Other	21,109	18,018

	$45,179	$45,769

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

6.	Long-Term Obligations

Senior Credit Facility

On August 16, 2011, we amended and restated our existing senior credit facility to allow for additional senior term notes in the amount of $100 million and an additional $25.0 million aggregate principal amount of revolving commitments. The funds borrowed from the additional senior term notes were used to repay in full, amounts borrowed in connection with the acquisition of Vetstreet on August 9, 2011. The terms of the amended and restated senior credit facility are discussed below in this footnote. In connection with the amendment we incurred $2.9 million in financing costs, of which approximately $865,000 were recognized as part of income from continuing operations and approximately $2.0 million were capitalized as deferred financing costs. In addition, we expensed $1.1 million of previously deferred financing costs associated with lenders who exited the syndicate on the amendment date.

The following table summarizes our long-term obligations at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Revolver	$-	$-
Senior term notes at LIBOR + 1.75% (1.99% at September 30, 2011)	581,250	-
Senior term notes at LIBOR + 2.25% (2.51% at December 31, 2010)	-	493,750
Other debt and capital lease obligations	46,148	33,286

Total debt obligations	627,398	527,036
Less - current portion	(28,480)	(28,101)

	$598,918	$498,935

Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•

the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•

the adjusted Eurodollar rate (as defined below) plus a margin of 1.75% (Level II, see table below) per annum until the date of delivery of the compliance certificate and the financial statements for the period ending September 30, 2011, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

Level	Leverage Ratio	Applicable Margin for Eurodollar Rate Loans	Applicable Revolving Commitment Fee %
I	> 2.50:1.00	2.25%	0.50%
II	< 2.50:1.00 and > 1.75:1.00	1.75%	0.375%
III	< 1.75:1.00 and > 1.00:1.00	1.50%	0.25%
IV	< 1.00:1.00	1.25%	0.20%

The base rate for the senior term notes is a rate per annum equal to the greatest of Wells Fargo’s prime rate in effect on such day, the Federal funds effective rate in effect on such day plus 0.5% and the adjusted Eurodollar rate for a one-month interest period commencing on such day plus 1.0%. The adjusted Eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Eurocurrency liabilities.”

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

6.	Long-Term Obligations, continued

Maturity and Principal Payments. The amended and restated senior term notes mature on August 19, 2016. Principal payments on the senior term notes are paid quarterly in the amount of $7.3 million for the first two years beginning on December 31, 2011, quarterly payments of $10.9 million for the two years following, and quarterly payments of $14.5 million for the three quarters prior to maturity at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

2011 (1)	$7,266
2012	29,063
2013	32,695
2014	43,594
2015	47,227
Thereafter	421,405

Total	$581,250

(1)	Relates to the period from October 1, 2011 through December 31, 2011.

The revolving credit facility matures on August 19, 2016. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity.

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

Debt Covenants. The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. We believe the most restrictive covenant is the fixed charge coverage ratio. At September 30, 2011 we had a fixed charge coverage ratio of 1.75 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00.

7.	Fair Value Measurements

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

Long-Term Debt. The fair value of debt at September 30, 2011 and December 31, 2010 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

7.	Fair Value Measurements, continued

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Variable-rate long-term debt	$581,250	$579,797	$493,750	$496,219

At September 30, 2011 and December 31, 2010, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

8.	Share-Based Compensation

Stock Option Activity

A summary of our stock option activity for the nine months ended September 30, 2011 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	3,323	$16.45
Granted	894	$15.98
Exercised	(262)	$9.90
Canceled	(3)	$17.04

Outstanding at September 30, 2011	3,952	$16.78

Exercisable at September 30, 2011	2,719	$17.00

Vested and expected to vest at September 30, 2011	3,896	$16.78

There were 894,000 stock options granted during the nine months ended September 30, 2011, which had an estimated weighted- average grant date fair value of approximately $6.00. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2011 was $194,000 and $3.2 million, respectively, and the actual tax benefit realized on options exercised during these periods was $76,000 and $1.2 million, respectively.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the preliminary fair value of those options granted during the nine months ended September 30, 2011:

Expected volatility (1)	41.6%
Weighted-average volatility (1)	42.0%
Expected dividends	0.0%
Expected term	4.85 years
Risk-free rate (2)	0.94%

(1)	We estimated the volatility of our common stock on the date of grant based on using both historical and implied volatilities.

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

8.	Share-Based Compensation, continued

(2)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

At September 30, 2011 there was $5.7 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 3.7 years.

The compensation cost that has been charged against income for stock options for the three months ended September 30, 2011 and 2010 was $347,000 and $414,000, respectively. The corresponding income tax benefit recognized was $136,000 and $161,000 for the three months ended September 30, 2011 and 2010, respectively.

The compensation cost that has been charged against income for stock options for the nine months ended September 30, 2011 and 2010 was $1.0 million and $2.2 million, respectively. The corresponding income tax benefit recognized was $407,000 and $872,000 for the nine months ended September 30, 2011 and 2010, respectively.

Nonvested Stock Activity

During the nine months ended September 30, 2011 we granted 1,225,046 shares of nonvested common stock, 1,130,000 of which were granted to certain of our executives and contain performance conditions. The performance-based awards provide that the number of shares that will ultimately vest will be between 0% and 100% of the total shares granted, based on the attainment of certain performance targets. Assuming continued service through each vesting date, these awards will vest in four equal annual installments beginning June 2012 through June 2015.

Total compensation cost charged against income related to nonvested stock awards was $3.7 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $1.5 million and $476,000 for the three months ended September 30, 2011 and 2010, respectively.

Total compensation cost charged against income related to nonvested stock awards was $5.6 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $2.2 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there was $25.8 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 3.5 years. A summary of our nonvested stock activity for the nine months ended September 30, 2011 is as follows:

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2010	686,511	$26.16
Granted	1,225,046	$20.00
Vested	(334,370)	$28.84
Forfeited/Canceled	(2,275)	$30.35

Outstanding at September 30, 2011	1,574,912	$20.80

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

9.	Calculation of Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to VCA Antech, Inc	$30,169	$27,431	$98,620	$88,770

Weighted-average common shares outstanding:
Basic	86,697	86,086	86,531	85,985
Effect of dilutive potential common shares:
Stock options	445	632	593	812
Nonvested shares	111	246	169	201

Diluted	87,253	86,964	87,293	86,998

Basic earnings per share	$0.35	$0.32	$1.14	$1.03

Diluted earnings per share	$0.35	$0.32	$1.13	$1.02

For the three months ended September 30, 2011 and 2010, potential common shares of 2,104,547 and 1,162,389, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the nine months ended September 30, 2011 and 2010, potential common shares of 1,139,567 and 13,919, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

10.	Comprehensive Income

Total comprehensive income consists of net income and the other comprehensive income during the three and nine months ended September 30, 2011 and 2010. The following table provides a summary of comprehensive income (in thousands):

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

10.	Comprehensive Income, continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income(1)	$31,359	$28,587	$101,920	$92,036
Other comprehensive income:
Foreign currency translation adjustments	(669)	172	(373)	103
Unrealized (loss) gain on foreign currency	(608)	364	(371)	287
Tax benefit (expense)	237	(142)	145	(112)
Unrealized loss on hedging instruments	-	-	-	(2)
Tax benefit	-	-	-	1
Losses on hedging instruments reclassified to income	-	-	-	382
Tax benefit	-	-	-	(149)

Other comprehensive (loss) income	(1,040)	394	(599)	510

Total comprehensive income	30,319	28,981	101,321	92,546
Comprehensive income attributable to noncontrolling interests(1)	1,190	1,156	3,300	3,266

Comprehensive income attributable to VCA Antech, Inc	$29,129	$27,825	$98,021	$89,280

(1)	Includes $1.5 million and $915,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

11.	Lines of Business

Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in “All Other” in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our Vetstreet business, which provides online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. In addition, Vetstreet.com provides a selection of products, information and services to the pet-owning community. These operating segments do not meet the quantitative or qualitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.

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

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

11.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Three Months Ended September 30, 2011
External revenue	$303,203	$67,588	$14,344	$-	$-	$385,135
Intercompany revenue	-	11,397	4,538	-	(15,935)	-

Total revenue	303,203	78,985	18,882	-	(15,935)	385,135
Direct costs	251,613	43,657	14,149	-	(14,421)	294,998

Gross profit	51,590	35,328	4,733	-	(1,514)	90,137
Selling, general and administrative expense	6,126	7,088	4,669	14,605	-	32,488
Net (gain) loss on sale and disposal of assets	(213)	1	20	-	-	(192)

Operating income (loss)	$45,677	$28,239	$44	$(14,605)	$(1,514)	$57,841

Depreciation and amortization	$10,393	$2,563	$1,606	$702	$(334)	$14,930
Property and equipment additions	$11,061	$1,085	$1,986	$1,338	$(629)	$14,841

Three Months Ended September 30, 2010
External revenue	$276,739	$67,872	$14,092	$-	$-	$358,703
Intercompany revenue	-	9,420	3,314	-	(12,734)	-

Total revenue	276,739	77,292	17,406	-	(12,734)	358,703
Direct costs	230,113	42,579	12,152	-	(11,440)	273,404

Gross profit	46,626	34,713	5,254	-	(1,294)	85,299
Selling, general and administrative expense	5,599	6,804	3,731	10,971	-	27,105
Net loss on sale and disposal of assets	114	20	17	1	-	152

Operating income (loss)	$40,913	$27,889	$1,506	$(10,972)	$(1,294)	$58,042

Depreciation and amortization	$8,258	$2,464	$606	$616	$(263)	$11,681
Property and equipment additions	$16,969	$1,599	$428	$1,394	$(640)	$19,750

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

11.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Nine Months Ended September 30, 2011
External revenue	$864,476	$209,639	$42,248	$-	$-	$1,116,363
Intercompany revenue	-	33,280	11,939	-	(45,219)	-

Total revenue	864,476	242,919	54,187	-	(45,219)	1,116,363
Direct costs	720,393	130,192	40,206	-	(41,175)	849,616

Gross profit	144,083	112,727	13,981	-	(4,044)	266,747
Selling, general and administrative expense	18,253	20,577	11,809	34,695	-	85,334
Net (gain) loss on sale and disposal of assets	(84)	19	22	-	-	(43)

Operating income (loss)	$125,914	$92,131	$2,150	$(34,695)	$(4,044)	$181,456

Depreciation and amortization	$29,799	$7,542	$2,931	$2,067	$(953)	$41,386
Property and equipment additions	$33,832	$4,049	$3,003	$3,923	$(1,532)	$43,275

Nine Months Ended September 30, 2010
External revenue	$791,002	$210,531	$41,823	$-	$-	$1,043,356
Intercompany revenue	-	27,913	5,982	-	(33,895)	-

Total revenue	791,002	238,444	47,805	-	(33,895)	1,043,356
Direct costs	653,671	126,647	33,373	-	(31,913)	781,778

Gross profit	137,331	111,797	14,432	-	(1,982)	261,578
Selling, general and administrative expense	16,859	19,485	10,650	47,296	-	94,290
Net loss on sale and disposal of assets	63	21	71	8	-	163

Operating income (loss)	$120,409	$92,291	$3,711	$(47,304)	$(1,982)	$167,125

Depreciation and amortization	$23,240	$7,273	$1,812	$1,815	$(753)	$33,387
Property and equipment additions	$39,946	$3,937	$634	$4,579	$(1,421)	$47,675

At September 30, 2011
Total assets	$1,417,062	$229,252	$220,964	$149,801	$(20,265)	$1,996,814

At December 31, 2010
Total assets	$1,320,619	$215,483	$69,082	$175,297	$(14,059)	$1,766,422

12.	Commitments and Contingencies

We have certain commitments, including operating leases and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained we will be obligated to pay an additional $1.3 million. Under the current business combination accounting guidance contingent consideration, such as earn-out liabilities, are recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

12.	Commitments and Contingencies, continued

b.	Other Contingencies

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

13.	Noncontrolling Interests

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated income statements. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities or redeemable noncontrolling interests in temporary equity (mezzanine).

a.	Mandatorily Redeemable Noncontrolling Interests

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize redemption value changes in the obligation in interest expense. At September 30, 2011 and December 31, 2010, these liabilities were $3.1 million and $1.7 million, respectively, and are included in other liabilities in our consolidated balance sheets.

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

The following table provides a summary of redeemable noncontrolling interests (in thousands):

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

13.	Noncontrolling Interests, continued

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2009		$4,369

Noncontrolling interest	$582
Redemption value change	-	582

Formation of noncontrolling interests		1,390
Distribution to noncontrolling interests		(515)

Balance as of September 30, 2010		$5,826

Balance as of December 31, 2010		$5,799

Noncontrolling interest	$660
Redemption value change	547	1,207

Formation of noncontrolling interests		510
Distribution to noncontrolling interests		(625)

Balance as of September 30, 2011		$6,891

14.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended the accounting guidance for Fair Value Measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS (International Financial Reporting Standards). The amendments explain how to measure fair value, however they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

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

VCA Antech, Inc. and Subsidiaries

Notes to Condensed, Consolidated Financial Statements (Continued)

(Unaudited)

14.	Recent Accounting Pronouncements, continued

In September 2011, the FASB amended the accounting guidance on Intangibles—Goodwill and Other - Testing Goodwill for Impairment. The objective of this guidance is to reduce the cost and complexity of performing the annual goodwill impairment test and to improve the previous guidance by expanding the examples of events and circumstances that an entity should consider in the qualitative evaluation about the likelihood of goodwill impairment. The amendments allow an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The examples of events and circumstances included in the amendment that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment test supersede the examples in the existing guidance. If it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and may resume performing the qualitative assessment in any subsequent period. An entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under the existing guidance. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the amended goodwill impairment testing procedures will not significantly impact our consolidated financial statements.

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

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 9, 2011, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after November 9, 2011 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing to support veterinary care. We sell diagnostic imaging equipment, other medical technology products and related services to veterinarians, as well as, provide them with online communications, professional education, marketing solutions and an ecommerce platform. We also provide products, information and services to the pet owning community through Vetstreet.com. Our reportable segments are as follows:

•

Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2011, our animal hospital network consisted of 540 animal hospitals in 41 states and in Canada.

•

Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2011, our laboratory network consisted of 52 laboratories serving all 50 states and certain areas in Canada.

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

Executive Overview

During the three and nine months ended September 30, 2011, we achieved an increase in consolidated revenue primarily from acquired animal hospitals. Our Animal Hospital same-store revenue, adjusted for one less business day, increased 1.0% and decreased 1.2% for the three and nine months ended September 30, 2011, respectively. Our Laboratory internal revenue increased 2.2% and 1.9% for the three and nine months ended September 30, 2011, respectively. Our acquired animal hospitals and continued cost control measures resulted in an increase in our operating income. Improved operating results in our Animal Hospital and Laboratory business segments was largely offset by increased selling, general and administrative expenses resulting in essentially flat operating income in comparison to the prior year quarter.

Financing Transaction

On August 16, 2011 we amended and restated our senior credit facility. The amended and restated senior credit facility provides for $100 million of additional senior term notes and a $25 million increase to our revolving credit facility. Both the senior term notes and the revolving credit facility are priced at LIBOR plus 175 basis points, a 50 basis point decrease from our existing credit facility, see Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion of applicable interest rates on our new debt. In conjunction with these refinancing transactions, we incurred $2.9 million in debt financing costs, of which approximately $865,000 were recognized as part of income from continuing operations for the three and nine months ended September 30, 2011, and approximately $2.0 million were capitalized as deferred financing costs which will be amortized over the amended term of the credit facility. In addition, we expensed $1.1 million of previously deferred financing costs associated with lenders who exited the syndicate on the amendment date.

Acquisitions

Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $30 million to $40 million of annualized Animal Hospital revenue in 2011. We also evaluate the acquisition of animal hospital chains and laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2011:

Animal Hospitals:
Beginning of period	528
Acquisitions, excluding BrightHeart	10
Acquisitions, merged	(1)
BrightHeart	9
Sold, closed or merged	(6)

End of period	540

Laboratories:
Beginning of period	50
Acquisitions	1
Created	1

End of period	52

BrightHeart Veterinary Centers (“BrightHeart”) Acquisition

On July 11, 2011, we acquired BrightHeart for approximately $50.0 million in cash. BrightHeart operates nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. We expect the acquisition will increase our level of market recognition in areas where we have an existing market presence. At the time of the acquisition BrightHeart had annualized revenue of approximately $53.0 million. Our consolidated financial statements reflect the operating results of BrightHeart since July 11, 2011.

Other Acquisitions

MediMedia Animal Health, LLC (“Vetstreet”)

On August 9, 2011, we acquired Vetstreet, the nation’s largest provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and provides long-term synergies to our existing businesses. At the time of the acquisition Vetstreet had annualized revenue of approximately $23.0 million. We acquired Vetstreet for a preliminary purchase price of $146 million. Our consolidated financial statements reflect the operating results of Vetstreet since August 9, 2011.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, income taxes, and self-insured liabilities can be found in our 2010 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2011.

Consolidated Results of Operations

The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Animal Hospital	78.7%	77.1%	77.4%	75.8%
Laboratory	20.5	21.5	21.8	22.9
All Other	4.9	4.9	4.9	4.6
Intercompany	(4.1)	(3.5)	(4.1)	(3.3)

Total revenue	100.0	100.0	100.0	100.0
Direct costs	76.6	76.2	76.1	74.9

Gross profit	23.4	23.8	23.9	25.1
Selling, general and administrative expense	8.4	7.6	7.6	9.0
Net loss on sale of assets	-	-	-	0.1

Operating income	15.0	16.2	16.3	16.0
Interest expense, net	1.1	1.0	1.2	0.9
Debt retirement costs	0.7	0.7	0.2	0.2

Income before provision for income taxes	13.2	14.5	14.9	14.9
Provision for income taxes	5.1	6.5	5.8	6.1

Net income	8.1	8.0	9.1	8.8
Net income attributable to noncontrolling interests	0.3	0.4	0.3	0.3

Net income attributable to VCA Antech, Inc	7.8%	7.6%	8.8%	8.5%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010			2011		2010
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$303,203	78.7%	$276,739	77.1%	9.6%	$864,476	77.4%	$791,002	75.8%	9.3%
Laboratory	78,985	20.5%	77,292	21.5%	2.2%	242,919	21.8%	238,444	22.9%	1.9%
All Other	18,882	4.9%	17,406	4.9%	8.5%	54,187	4.9%	47,805	4.6%	13.4%
Intercompany	(15,935)	(4.1)%	(12,734)	(3.5)%	25.1%	(45,219)	(4.1)%	(33,895)	(3.3)%	33.4%

Total revenue	$385,135	100.0%	$358,703	100.0%	7.4%	$1,116,363	100.0%	$1,043,356	100.0%	7.0%

Consolidated revenue increased $26.4 million for the three months ended September 30, 2011 and $73.0 million for the nine months ended September 30, 2011 as compared to the same periods in the prior year. The increase was primarily attributable to revenue from acquired animal hospitals and an increase in our laboratory revenue due to internal growth.

Gross Profit

The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010			2011		2010
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$51,590	17.0%	$46,626	16.8%	10.6%	$144,083	16.7%	$137,331	17.4%	4.9%
Laboratory	35,328	44.7%	34,713	44.9%	1.8%	112,727	46.4%	111,797	46.9%	0.8%
All Other	4,733	25.1%	5,254	30.2%	(9.9)%	13,981	25.8%	14,432	30.2%	(3.1)%
Intercompany	(1,514)		(1,294)			(4,044)		(1,982)

Total gross profit	$90,137	23.4%	$85,299	23.8%	5.7%	$266,747	23.9%	$261,578	25.1%	2.0%

Consolidated gross profit increased $4.8 million for the three months ended September 30, 2011 and $5.2 million for the nine months ended September 30, 2011 as compared to the same periods in the prior year. The increase was primarily due to gross profit from our acquired animal hospitals and to a lesser extent internal revenue growth at our Laboratory segment.

Segment Results

Animal Hospital Segment

The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenue	$303,203	$276,739	9.6%	$864,476	$791,002	9.3%
Gross profit	$51,590	$46,626	10.6%	$144,083	$137,331	4.9%
Gross margin	17.0%	16.8%		16.7%	17.4%

Animal Hospital revenue increased $26.5 million for the three months ended September 30, 2011 and $73.5 million for the nine months ended September 30, 2011, as compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Same-store facilities:
Orders (1)	1,709	1,754	(2.6)%	4,688	4,883	(4.0)%
Average revenue per order (2)	$159.04	$153.35	3.7%	$160.01	$155.44	2.9%

Same-store revenue (1)	$271,830	$269,007	1.0%	$750,155	$758,974	(1.2)%
Business day adjustment (3)	-	2,383		-	1,690
Net acquired revenue (4)	31,373	5,349		114,321	30,338

Total $	303,203	$276,739	9.6%	$864,476	$791,002	9.3%

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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2010 business day adjustment reflects the impact of one fewer business day in 2011 as compared to 2010.

(4)

Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2010 for the three month analysis and January 1, 2010 for the nine month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

We believe that factors contributing to the continued decline in our volume of same-store orders during the three and nine months ended September 30, 2011 include the continued impact of the current economic environment and the wide availability of many pet-related products, traditionally sold in our animal hospitals, in retail stores and other distribution channels such as the Internet.

In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. However, this trend did not continue during the three months ended September 30, 2011 when we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.

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

Our combined Animal Hospital gross margin increased to 17.0% for the three months ended September 30, 2011 and decreased to 16.7% for the nine months ended September 30, 2011, as compared to 16.8% and 17.4% for the three and nine months ended September 30 2010, respectively. Our same-store gross margin increased to 17.1% for the three months ended September 30, 2011 and decreased to 16.9% for the nine months ended September 30, 2011, as compared to 17.0% and 17.6% for the respective prior year periods.

The increase in same-store gross margin, for the three months ended September 30, 2011, was primarily due to cost control measures offset by increased depreciation and amortization. The decrease in same-store gross margin, for the nine months ended September 30, 2011 was primarily due to the overall decline in same-store revenue, and the impact of increased depreciation and amortization. The combined Animal Hospital gross margin was further impacted by slightly lower gross margin from our acquired animal hospitals.

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities. Subsequently, we have improved the gross margin at our acquired animal hospitals, in the aggregate, by reducing costs and/or increasing operating leverage.

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenue	$78,985	$77,292	2.2%	$242,919	$238,444	1.9%
Gross profit	$35,328	$34,713	1.8%	$112,727	$111,797	0.8%
Gross margin	44.7%	44.9%		46.4%	46.9%

Laboratory revenue increased $1.7 million for the three months ended September 30, 2011 and increased $4.5 million for the nine months ended September 30, 2011, as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Internal growth:
Number of requisitions (1)	3,242	3,235	0.2%	9,998	10,022	(0.2)%
Average revenue per requisition (2)	$24.36	$23.89	2.0%	$24.29	$23.79	2.1%

Total internal revenue (1)	$78,964	$77,292	2.2%	$242,859	$238,444	1.9%
Acquired revenue (3)	21	-		60	-

Total	$78,985	$77,292	2.2%	$242,919	$238,444	1.9%

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

The increase in Laboratory revenue, for the three and nine months ended September 30, 2011, was due to an increase in internal revenue primarily attributable to an increase in average revenue per requisition. In prior years, requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on (i) the importance of laboratory diagnostic testing in the diagnosis, (ii) early detection and treatment of diseases, and (iii) the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors historically have resulted in significant increases in internal requisitions, the economic environment and increased competition continue to impact requisitions in the current year.

The average revenue per requisition increased slightly for the three and nine months ended September 30, 2011, as compared to prior periods, due to price increases that occurred in February 2011. We estimate that the price increases yielded a 3% to 4% impact on the average price per requisition. The average revenue per requisition was also impacted by various factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals and a decrease in higher-priced tests as a result of the current economic environment.

Laboratory gross profit is calculated as Laboratory revenue less Laboratory direct costs. Laboratory direct costs comprises all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

Our Laboratory gross margin decreased to 44.7% and 46.4% for the three and nine months ended September 30, 2011, respectively, as compared to 44.9% and 46.9% in the prior year periods. The decrease in gross margin was primarily due to increased transportation costs.

Intercompany Revenue

Laboratory revenue for the three and nine months ended September 30, 2011, included intercompany revenue of $11.4 million and $33.3 million, respectively, generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010			2011		2010
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$6,126	2.0%	$5,599	2.0%	9.4%	$18,253	2.1%	$16,859	2.1%	8.3%
Laboratory	7,088	9.0%	6,804	8.8%	4.2%	20,577	8.5%	19,485	8.2%	5.6%
All Other	4,669	24.7%	3,731	21.4%	25.1%	11,809	21.8%	10,650	22.3%	10.9%
Corporate	14,605	3.8%	10,971	3.1%	33.1%	34,695	3.1%	47,296	4.5%	(26.6)%

Total SG&A	$32,488	8.4%	$27,105	7.6%	19.9%	$85,334	7.6%	$94,290	9.0%	(9.5)%

Consolidated SG&A increased by $5.4 million for the three months ended September 30, 2011, primarily due to increased Corporate SG&A related to $2.4 million of share-based compensation for non-vested stock granted at the end of the last quarter, see Note 8, Share-based Compensation, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion, and $1.5 million of transaction costs related to the Vetstreet and BrightHeart acquisitions. Consolidated SG&A decreased $9.0 million for the nine months ended September 30, 2011, primarily due to the prior year accrual of $14.5 million for estimated future consulting and SERP payments recorded in accordance with agreements entered into in the June 2010 quarter.

Operating Income

The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011		2010			2011		2010
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$45,677	15.1%	$40,913	14.8%	11.6%	$125,914	14.6%	$120,409	15.2%	4.6%
Laboratory	28,239	35.8%	27,889	36.1%	1.3%	92,131	37.9%	92,291	38.7%	(0.2)%
All Other	44	0.2%	1,506	8.7%	(97.1)%	2,150	4.0%	3,711	7.8%	(42.1)%
Corporate	(14,605)		(10,972)		33.1%	(34,695)		(47,304)		(26.7)%
Intercompany	(1,514)		(1,294)		17.0%	(4,044)		(1,982)		104.0%

Total operating income	$57,841	15.0%	$58,042	16.2%	(0.3)%	$181,456	16.3%	$167,125	16.0%	8.6%

The decrease in our consolidated operating income during the three months ended September 30, 2011, was primarily due to the aforementioned increase in SG&A, which more than offset increased gross profit. The increase in our consolidated operating income during the nine months ended September 30, 2011, was primarily due to the aforementioned decrease in SG&A and increased gross profit.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense:
Senior term notes	$3,086	$2,892	$9,267	$7,467
Interest rate hedging agreements	-	-	-	382
Capital leases and other	872	732	2,846	1,855
Amortization of debt costs	395	222	1,169	461

	4,353	3,846	13,282	10,165
Interest income	(131)	(227)	(466)	(601)

Total interest expense, net of interest income	$4,222	$3,619	$12,816	$9,564

The increase in net interest expense for the three months ended September 30, 2011, was attributable to an increase in the average debt balance due to the amendment of our existing credit and guaranty agreement, which allowed for an increase to our senior term notes in the amount of $100 million. The increase in net interest for the nine months ended September 30, 2011 was attributable to an increase in the overall weighted average interest rate. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion of applicable interest rates on our amended debt.

Liquidity and Capital Resources

Introduction

We generate cash primarily from payments made by customers for our veterinary services, payments from animal hospitals and other clients for our laboratory services, proceeds received from the sale of our imaging equipment and other related services and payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and animal hospital acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At September 30, 2011, our consolidated cash and cash equivalents totaled $79.2 million, representing a decrease of $17.9 million as compared to December 31, 2010. The decrease was primarily due to cash used for the acquisition of Vetstreet. Cash flows generated from operating activities totaled $163.6 million for the nine months ended September 30, 2011, representing an increase of $20.1 million as compared to the nine months ended September 30, 2010.

We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions from internally generated cash flows and we expect to continue to do so in the future. As of September 30, 2011, we have access to an unused $125 million revolving credit facility, which was increased by $25 million during the September 2011 quarter as part of the new terms under our August 16, 2011 amended and restated credit and guaranty agreement; this allows us to maintain further operating and financial flexibility.

In addition to the increase in our revolving credit facility, the aforementioned August 16, 2011 amended and restated credit and guaranty agreement provided for $100 million of additional senior term debt, which was used to pay in full amounts borrowed to partially fund our August 9, 2011 acquisition of Vetstreet. The new senior term notes and revolving credit facility bear interest based on the interest rate offered to our administrative agent on the London interbank market, or LIBOR, plus a current margin of 1.75% per annum. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.

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

Future Cash Flows

Short-Term

Other than our acquisitions of certain animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flows. We anticipate that our cash on hand and net cash provided by operations will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate significant acquisitions of animal hospital chains or other businesses during this period, we may seek additional debt or equity financing.

For the year ended December 31, 2011, we expect to spend $30 million to $40 million for animal hospital acquisitions, excluding real estate and animal hospital chains, such as BrightHeart. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations and as a consequence, our actual number of acquisitions and cash expenditures may be more or less than amounts currently estimated. From January 1, 2011 through September 30, 2011, we spent $19.5 million in connection with the acquisition of ten animal hospitals and one laboratory, as well as $1.9 million for the related real estate. In July 2011, we spent approximately $50 million for the acquisition of BrightHeart. In addition, we expect to spend approximately $75.0 million in 2011 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $43.3 million had been expended at September 30, 2011.

Long-Term

Our long-term liquidity needs, other than those related to the day-to-day operations of our business, including commitments for operating leases, generally comprises scheduled principal and interest payments for our outstanding long-term indebtedness, capital expenditures related to the expansion of our business, and acquisitions in accordance with our growth strategy.

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

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2011, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.

At September 30, 2011, we had a fixed-charge coverage ratio of 1.75 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At September 30, 2011, we had a leverage ratio of 2.16 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$163,591	$143,470
Investing activities	(235,814)	(97,432	) (1)
Financing activities	54,703	(59,024	) (1)
Effect of currency exchange rate changes on cash and cash equivalents	(363)	38

Decrease in cash and cash equivalents	(17,883)	(12,948)
Cash and cash equivalents at beginning of period	97,126	145,181

Cash and cash equivalents at end of period	$79,243	$132,233

(1)	To conform to the current year presentation we have reclassed prior year cash paid for partnership buyouts and cash paid for earn-out payments from the cash flows from investing to the financing cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $20.1 million in the nine months ended September 30, 2011 as compared to the prior year period. Operating cash flow for the nine months ended September 30, 2011 included $101.9 million of net income and net non-cash expenses of $69.6 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $7.9 million. The changes in operating assets and liabilities included a $9.8 million increase in inventory, prepaid expense and other assets, an $8.3 million decrease in accounts payable and other accrued liabilities and a $7.0 million increase in trade accounts receivable, partially offset by an $8.7 million increase in income taxes and an $8.5 million increase in accrued payroll and related liabilities. The increase in inventory, prepaid expense and other assets was primarily due to the build-up of inventory and an increase in lease receivables as a result of executing additional contracts. The decrease in accounts payable and other accrued liabilities and the increase in accrued payroll and related liabilities were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to an increase in net revenues.

Cash provided by operating activities of $143.5 million for the nine months ended September 30, 2010 consisted of $92.0 million of net income and net non-cash expenses of $59.5 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $8.0 million. The changes in operating assets and liabilities primarily included a $9.5 million decrease in income taxes and a $7.5 million increase in trade accounts receivable, partially offset by a $7.0 million increase in accounts payable and other accrued liabilities. The decrease in income taxes and the increase in accounts payable and other accrued liabilities were primarily due to the timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in net revenues.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended September 30,
Investing Cash Flows:	2011	2010	Variance
Acquisition of independent animal hospitals and laboratories	$(19,499)	$(38,294)	$18,795 (1)
Acquisition of BrightHeart	(23,490)	-	(23,490)
Acquisition of Pet DRx	-	(4,520)	4,520
Acquisition of Vetstreet	(146,420)	-	(146,420)
Other	(954)	(1,312)	358 (2)

Total cash used for acquisitions	(190,363)	(44,126)	(146,237)

Property and equipment additions	(43,275)	(47,675)	4,400 (3)
Real estate acquired with acquisitions	(1,900)	(5,834)	3,934
Proceeds from sale of assets	447	15	432
Other	(723)	188	(911)

Net cash used in investing activities	$(235,814)	$(97,432)	$(138,382)

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	In conformance with the current year presentation we have reclassed prior year cash paid for partnership buyouts and cash paid for earn-out payments to the cash flows from financing.

(3)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended September 30,
Financing Cash Flows:	2011	2010	Variance
Repayment of debt	$(90,945)	$(548,560)	$457,615	(1)
Proceeds from issuance of long-term debt	150,000	500,000	(350,000	) (2)
Proceeds from revolving credit facility	50,000	-	50,000	(3)
Repayment of revolving credit facility	(50,000)	-	(50,000	) (3)
Payment of financing costs	(2,944)	(9,112)	6,168	(4)
Distributions to noncontrolling interest partners	(1,959)	(3,314)	1,355	(5)
Proceeds from issuance of common stock under stock option plans	2,596	4,781	(2,185	) (6)
Excess tax benefit from exercise of stock options	963	370	593
Stock repurchases	(2,663)	(2,292)	(371)
Other	(345)	(897)	552	(7)

Net cash used in financing activities	$54,703	$(59,024)	$113,727

(1)

For the nine months ended September 30, 2011, we repaid $50 million borrowed from our incremental facilities as permitted under our August 19, 2010 credit and guaranty agreement. Additionally, we repaid $14.5 million of debt related to scheduled payments and we repaid approximately $26 million of debt related to the BrightHeart acquisition. The repayment of debt for the nine months ended September 30, 2010 was primarily attributable to the August 19, 2010 debt refinance.

(2)

The proceeds from issuance of long term debt for the nine months ended September 30, 2011 included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 19, 2010 credit and guaranty agreement, and $100 million of additional borrowings received in accordance with the amended and restated credit and guaranty agreement dated August 16, 2011. The proceeds from issuance of long-term debt for the nine months ended September 30, 2010 related to the refinance of our credit facility on August 19, 2010.

(3)

For the nine months ended September 30, 2011 we borrowed against our revolving credit facility to partially fund the Vetstreet acquisition, and subsequently repaid the funds with the proceeds from issuance of additional senior term debt under our August 16, 2011 restated and amended credit and guaranty agreement.

(4)

The payment of financing costs during the nine months ended September 30, 2011, was attributable to the costs incurred with the August 16, 2011 amended and restated credit and guaranty agreement. The payment of financing costs during the nine months ended September 30, 2010, was attributable to the costs incurred upon entering a new credit and guaranty agreement dated August 19, 2010.

(5)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(6)	The number of stock option exercises has decreased in comparison to the prior year as the prior year amount was impacted by the expiration of certain stock option grants.

(7)

In conformance with the current year presentation, we have reclassed prior year cash paid for partnership buyouts and cash paid for earn-out payments, from the cash flows from investing, to the financing cash flows.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2010 Form 10-K to our scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of September 30, 2011 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$581,250	$29,063	$72,656	$479,531	—
Variable cash interest expense Term A (1)	48,733	11,350	20,857	16,526	—

	$629,983	$40,413	$93,513	$496,057	—

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of September 30, 2011.

Off-Balance-Sheet Financing Arrangements

Other than operating leases, as of September 30, 2011, we do not have any off-balance-sheet financing arrangements.

Interest Rate Swap Agreements

As of March 31, 2010, all of our interest rate swap agreements had expired and we have not entered into any new agreements. In the future, we may enter into additional interest rate strategies; however, we have not yet determined what those strategies will be or their possible impact.

Description of Indebtedness

Senior Credit Facility

At September 30, 2011, we had $581.3 million principal amount outstanding under our senior term notes and no borrowings outstanding under our $125 million revolving credit facility.

We pay interest on our senior term notes based on the interest rate offered to our administrative agent on LIBOR plus a current margin of 1.75% per annum. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion of applicable interest rates on our amended debt. The senior term notes and the revolving credit facility mature in August 2016.

Other Debt and Capital Lease Obligations

At September 30, 2011, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $46.1 million, which are included in long-term debt in our condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.4% to 9.9%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2011, we had borrowings of $581.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. Changes in interest rates could adversely affect the market value of our variable-rate debt. For every 1.0% increase in LIBOR we will pay an additional $5.7 million in pre-tax interest expense on an annualized basis on our senior term notes. Conversely for every 1.0% decrease in LIBOR we will save $5.7 million in pre-tax interest expense on an annualized basis. This represents an increase of approximately $900,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2010 Annual Report on Form 10-K, due to the August 2011 amendment of our senior credit facility which provided for $100 million in additional senior term notes. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of September 30, 2011 we have no interest rate swap agreements.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

2.1	Securities Purchase Agreement, dated as of July 10, 2011, among Vicar Operating, Inc., MediMedia Animal Health, LLC, and MediMedia USA, Inc.

10.1	Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2011, among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and swing line lender, Bank of America, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, and U.S. Bank National Association, and Union Bank, N.A., as co-documentation agents. Portions of the schedules have been omitted pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.

10.2	Employment Agreement, dated as of August 18, 2011, by and between VCA Antech, Inc. and Josh Drake. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2011.

Date: November 9, 2011	By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated as of July 10, 2011, among Vicar Operating, Inc., MediMedia Animal Health, LLC, and MediMedia USA, Inc.

10.1	Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2011, among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and swing line lender, Bank of America, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, and U.S. Bank National Association, and Union Bank, N.A., as co-documentation agents. Portions of the schedules have been omitted pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.

10.2	Employment Agreement, dated as of August 18, 2011, by and between VCA Antech, Inc. and Josh Drake. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Extension Schema Document*

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in such filings.