Form 10-K
period 2011-12-31
VCA ANTECH INC
filed 2012-02-29
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16783

VCA Antech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4097995
(State or other jurisdiction of incorporation or organization) 12401 West Olympic Boulevard, Los Angeles, California (Address of principal executive offices)	(I.R.S. employer identification no.) 90064-1022 (Zip code)

Registrant’s telephone number, including area code: (310) 571-6500 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑.

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, was approximately $1.8 billion, computed by reference to the price of $21.20 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2011 was 83,394,675 shares.

Total common stock outstanding at February 23, 2012 was 87,328,090 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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

Company Overview

We are a leading national animal healthcare company operating in the United States and Canada. We provide veterinary services and diagnostic testing to support veterinary care, we sell diagnostic imaging equipment and other medical technology products and related services to the veterinary market and we provide various communication, marketing solutions and other services to the veterinary community.

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 2,500 veterinarians and had approximately 7.1 million patient visits in 2011. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our medical technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services. Our VetStreet business, provides services to veterinary practices, pharmaceutical manufacturers, and the pet owning community. Our services to veterinary practices include subscriptions to both our Pro and Consumer Pet Portals. The Pro Pet Portal provides an online platform for the veterinarian to offer secure individualized portals for pet owners as well as practice websites that are branded to the individual veterinary clinic. We also sell appointment reminder notices that are sent to pet owners on behalf of their clinics. Our services to Manufacturers predominately involve targeted marketing programs that are based upon the detailed data extracted from animal hospitals whom are subscribers to our Pro Pet Portal.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and has since established a position in the animal healthcare industry through both internal growth and by acquisitions. By our twentieth anniversary in 2006 we operated a total of 379 animal hospitals, 33 laboratories, and a supplier of digital radiography and ultrasound imaging equipment. Subsequent to 2006, our company continued to grow by adding, additional laboratories, independent animal hospitals, animal hospital chains and other ancillary businesses, the following of which were noteworthy:

•

On June 1, 2007, we acquired Healthy Pet Corp. (“Healthy Pet”), which operated 44 animal hospitals and a small laboratory, which primarily serviced its own animal hospitals, as of the acquisition date. This acquisition allowed us to expand our animal hospital operations, particularly in Massachusetts, Connecticut, Virginia and Georgia.

•

On July 1, 2009, we acquired Eklin Medical Systems, Inc. (“Eklin”), a leading seller of digital radiography, ultrasound and practice management software systems in the veterinary market. We combined the operations of Eklin with our Sound Technologies, Inc (“STI”) business unit and the resulting combined company is the largest supplier of diagnostic imaging equipment and other medical technology products tailored specifically for the veterinary market.

•

On July 1 2010, we acquired Pet DRx Corporation (“Pet DRx”), which operated 23 animal hospitals as of the acquisition date. This acquisition allowed us to expand our animal hospital operations in California.

•

On July 11, 2011, we acquired BrightHeart Veterinary Centers (“BrightHeart”) which operated nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. The acquisition will increase our level of market recognition in areas where we have an existing market presence.

•

On August 9, 2011, we acquired Vetstreet, Inc., formerly known as MediMedia Animal Health, LLC (“Vetstreet”), the nation’s largest provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and is expected to provide long-term synergies to our existing businesses.

•	On January 31, 2012 we expanded our operations into Canada with an increased investment in Associate Veterinary Clinics (1984) Limited, which operates 44 hospitals in three Canadian provinces.

Industry Overview

According to American Pet Products Association, Inc’s. (“APPA”) 2011-2012 APPA National Pet Owners Survey, the United States population of companion animals is approximately 189 million, including about 165 million dogs and cats. APPA estimates that over $29 billion was spent in the United States on pets in 2011 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with approximately 73 million, or 62%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 46 million households owned at least one dog and 39 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2011, over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 51,000 veterinarians practicing at the end of 2011. We have estimated that there are over 22,000 companion animal hospitals operating at the end of 2011. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our Animal Hospital, Laboratory, Medical Technology and VetStreet operating segments. Key elements to our strategy include:

•

Capitalizing on our Leading Market Position to Generate Revenue Growth.    Our leading market position in the animal hospital, veterinary laboratory and the online communications markets position us to capitalize on favorable growth trends in the animal healthcare industry. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. Our Medical Technology business seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies. In our VetStreet business, we seek to generate revenue growth by capitalizing on the growing usage of online media to both aid pet owners in diagnosing illnesses and to purchase necessary medications and other pet related products.

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

•

Pursuing Selected Acquisitions.    The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our Animal Hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year with aggregate annual revenue of approximately $50 million to $85 million. Our overall acquisition strategy involves the identification of high-quality practices where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing animal hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Business Segments

We report our results of operations through two reportable segments: Animal Hospital and Laboratory. Our Vetstreet and Medical Technology operating segments did not meet the materiality requirements to be presented as separate reportable segments. Accordingly, they are grouped into an “All Other” category.

Information regarding revenue and operating income, attributable to each of our reportable segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 14, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2011, we operated 541 animal hospitals serving 41 states. Our Animal Hospital revenue accounted for 77%, 76% and 76% of total consolidated revenue in 2011, 2010 and 2009, respectively.

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

Animal Hospital Network

We seek to provide quality care in clean, attractive facilities that are generally open between 10 to 15 hours per day, six to seven days per week. Our typical animal hospital:

•	is located in a 4,000 to 6,000 square-foot, freestanding facility in an attractive location;

•	has annual revenue between $1 million and $3 million;

•	is supported by three to five veterinarians; and

•	has an operating history of over 10 years.

As of December 31, 2011, our network of freestanding, full-service animal hospitals had facilities located in the following states and one Canadian province:

California	106	North Carolina*	7
Texas*	48	Minnesota*	6
Washington*	33	New Mexico	6
Florida	30	Alaska	5
New York*	26	Delaware	4
Massachusetts	25	New Hampshire*	4
Pennsylvania	23	Wisconsin	4
Illinois	19	Hawaii	3
Virginia	18	Missouri	3
Georgia	18	Nebraska*	3
Colorado	17	Rhode Island*	3
Connecticut	16	South Carolina	3
Arizona	14	Louisiana*	2
Indiana	13	Vermont	2
New Jersey*	13	Kansas*	2
Ohio	12	Alabama*	1
Michigan*	11	Kentucky	1
Maryland	11	Tennessee	1
Oregon*	10	Utah	1
Oklahoma	8	West Virginia*	1
Nevada	7
Alberta, Canada*	1

*	States and Canadian province with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states/province we provide management and other administrative services to veterinary practices rather than owning such practices or providing such care.

Marketing

We direct our marketing efforts toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients to our network of hospitals through online and offline initiatives. We inform and educate our clients about pet wellness and quality care through mailings of HealthyPet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material made available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as early disease detection exams, vaccinations, dental screening and geriatric care. We also have expanded our online capabilities both internally and through our acquisition of VetStreet. Our internal efforts involve offering increased convenience for our clients to book appointments or find detailed health related materials on our hospital websites. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services. Through our acquisition and integration of VetStreet, we will be able to provide more robust health and wellness information to the pet owning community that we expect will attract additional clients to both VCA and non-VCA hospitals.

Personnel

Our animal hospitals generally employ a staff of between 20 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, and a hospital manager who supervises the day-to-day activities of the facility.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 23 of our facilities, which train approximately 152 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 18%, 20% and 21% of total consolidated revenue in 2011, 2010 and 2009, respectively. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 14%, 12% and 10% of total Laboratory revenue in 2011, 2010 and 2009, respectively.

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

Laboratory Network

At December 31, 2011, we operated 53 veterinary diagnostic laboratories. Our laboratory network includes:

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

In 2011, we derived approximately 83% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

Systems

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

Competition

The companion animal healthcare industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, personal recommendations, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals. We also compete with sellers of pet-related products and diagnostic services delivered via the Internet. As we progress in our integration of VetStreet we expect to position ourselves and other independent animal hospitals to better compete in the online market.

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

Government Regulation

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and provinces, we provide management and other administrative services to veterinary practices rather than owning such practices or providing such care. We provide management and other administrative services to veterinary practices located in these states and provinces. At December 31, 2011, we provided management and administrative services to 170 animal hospitals in 15 states, and 1 animal hospital in 1 Canadian province, under management agreements with these veterinary practices. We consolidate these veterinary practices for financial reporting purposes. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that jurisdiction.

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

Employees

At December 31, 2011 we employed or managed on behalf of the professional corporations to which we provide services approximately 9,900 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

The continued economic uncertainty has had, and may continue to have, an adverse impact on our revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Recently, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause pet owners to elect to forgo expensive treatment options or to defer treatment for their pets altogether. We have experienced a decline in the frequency of visits to our animal hospitals and the number of orders placed in our animal hospitals. These factors have contributed to a decline in our Animal Hospital same-store revenue growth and the recovery rate of our Laboratory internal revenue growth. While we continue to employ cost control measures, our profit margins may continue to decline until our businesses return to historical growth rates.

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

Our success depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate occurring in the future. We experienced a decline in same-store revenue growth in our animal hospitals for ten consecutive quarters, which ended during 2011, when we experienced an increase in same-store revenue growth in our third and fourth quarters. Our Laboratory growth has also been affected and became negative during certain quarters of the three year period ending December 31, 2011. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 3.2% and growth of 5.2% for 2007 through 2011. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 0% and 13.5% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

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

Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2011, we acquired 27 animal hospitals, including nine with the acquisition of BrightHeart, one laboratory and Vetstreet. In 2010, we acquired 50 animal hospitals, including 23 with the acquisition of Pet DRx. In 2009, we acquired 27 animal hospitals, two laboratories and Eklin. We expect to continue our animal hospital acquisition program and, if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.

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

Our medical technology business is a leader in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens Medical Systems, Philips Medical Systems and Canon Medical Systems. The success of our medical technology business, in part, is due to its focus on the veterinary market, which allows it to differentiate its products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our revenues and operating margins from this business could decline.

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2011, our consolidated balance sheet reflected $1.2 billion of goodwill and $92.4 million of other intangible assets, constituting a substantial portion of our total assets of $2.0 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense. During the quarter ended December 31, 2011, we recorded a $21.3 million impairment charge related to our Medical Technology reporting unit.

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

If we are unable to retain an adequate number of skilled veterinarians, we may lose customers, our revenue may decline and we may need to sell or close animal hospitals. At December 31, 2011, there were 28 veterinary schools in the country accredited by the American Veterinary Medical Association. These schools graduate approximately 2,500 veterinarians per year. From time to time we experience shortages of skilled veterinarians in some regional markets in which we operate animal hospitals. During shortages in these regions, we may be unable to hire enough qualified veterinarians to adequately staff our animal hospitals, in which event we may lose market share and our revenue and profitability may decline.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2011, we provided management and administrative services to 170 animal hospitals in 15 states and 1 animal hospital in 1 Canadian province, under management agreements with these veterinary practices, including 48 practices in Texas, 33 in Washington, 26 in New York. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

MediMedia USA, Inc. provides services to us pursuant to the Transition Services Agreement. When that Agreement terminates, we will be required to replace MediMedia’s services internally or through third parties on terms that may be less favorable to us.

Under the terms of the Transition Services Agreement that we entered into with MediMedia in connection with our acquisition of Vetstreet, MediMedia is providing to us, for a fee, specified support services for the Vetstreet business relating to finance and accounting, information technology and communications, human resources and facilities for periods of up to 12 months following the date of acquisition. When the Transition Services Agreement terminates, MediMedia will no longer be obligated to provide any of these services to us or pay us, and we will be required to either enter into a new agreement with MediMedia or another services provider, or assume the responsibility for these functions ourselves. At that time, the economic terms of the new arrangement may be less favorable than the arrangement with MediMedia under the Transition Services Agreement, which may have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in foreign currency exchange rates could adversely affect our business, financial condition, operating results and cash flows.

We are exposed to foreign currency fluctuation risk in Canada as we recently expanded our animal hospital operations and now operate over 40 animal hospitals in three provinces, and operate four laboratories, that create market risk associated with changes in the value of the Canadian dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot easily be predicted. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Our business, financial condition, operating results and cash flows therefore could be materially adversely affected by fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar.

Our international operations may result in additional market risks, which may harm our business.

We operate over 40 animal hospitals and four laboratories in Canada as of February 29, 2012. As these operations grow, they may require greater management and financial resources. Internal operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international operations, including:

•	Fluctuations in currency exchange rates;

•	Changes in internal staffing and employment issues,

•	Failure to understand the local culture and market, and

•	The burden of complying with foreign laws, including tax laws and financial accounting standards.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Vetstreet offers e-commerce services to veterinary practices through the Pro Pet Portal, and engages in e-commerce through the vetstreet.com website. Federal, state and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from customers, visitors to the websites of our customers, and others. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy-related laws, government regulations or directives, or industry self-regulatory principles could result in damage to our reputation, or proceedings or actions against us by governmental entities or otherwise, which could potentially have an adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 29, 2012, we leased or owned facilities at 639 other locations that house our animal hospitals, laboratories, our medical technology business, and our Vetstreet business. We own 140 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

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

	High	Low
Fiscal 2011 by Quarter
Fourth	$21.55	$14.73
Third	$22.09	$15.00
Second	$25.57	$19.05
First	$26.29	$22.44
Fiscal 2010 by Quarter
Fourth	$24.04	$19.88
Third	$26.03	$19.12
Second	$29.28	$24.63
First	$28.09	$23.52

At February 23, 2012, there were 291 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2006 to December 31, 2011. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2006 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/06	12/07	12/08	12/09	12/10	12/11
VCA Antech, Inc.	100.00	137.40	61.76	77.42	72.35	61.35
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends in respect of our common stock. Specifically, our senior credit facility dated August 16, 2011 prohibits us from declaring, ordering, paying, or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Transactions in Our Equity Securities

For the period covered by this report, we have not engaged in any sales of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K, and we have not repurchased any of our equity securities in the fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides our selected consolidated financial data as of and for each of the years in the five- year period ended December 31, 2011. The income statement and cash flow data and the other data for each of the three years ended December 31, 2011, and the balance sheet data as of December 31, 2011 and 2010 has been derived from our financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2011	2010	2009	2008	2007
		(in thousands, except per share amounts)
Income Statement Data:
Animal Hospital revenue(2)(4)	$1,150,120	$1,052,462	$994,215	$959,395	$844,344
Laboratory revenue	316,797	310,654	310,057	306,891	297,690
All Other revenue(1)(7)	80,430	64,013	48,557	49,238	44,828
Intercompany revenue	(61,986)	(45,661)	(38,322)	(38,054)	(30,717)

Total revenue	1,485,361	1,381,468	1,314,507	1,277,470	1,156,145
Direct costs	1,146,904	1,050,304	973,275	934,996	835,462

Gross profit	338,457	331,164	341,232	342,474	320,683
Selling, general and administrative expense(5)	121,112	123,541	95,669	90,564	86,139
Goodwill impairment(3)	21,310	—	—	—	—
Net loss on sale of assets(8)	382	374	4,035	234	1,323

Operating income(3)(5)(8)	195,653	207,249	241,528	251,676	233,221
Interest expense, net	16,884	13,630	21,466	28,559	29,503
Debt retirement costs	2,764	2,131	—	—	—
Other expense (income)	118	(772)	(104)	(212)	220

Income before provision for income taxes	175,887	192,260	220,166	223,329	203,498
Provision for income taxes(6)	76,027	78,102	84,580	86,219	78,636

Net income	99,860	114,158	135,586	137,110	124,862
Net income attributable to noncontrolling interests	4,455	3,915	4,158	4,126	3,850

Net income attributable to VCA Antech, Inc	$95,405	$110,243	$131,428	$132,984	$121,012

Basic earnings per share	$1.10	$1.28	$1.54	$1.57	$1.44

Diluted earnings per share	$1.09	$1.27	$1.53	$1.55	$1.41

Weighted-average shares outstanding for basic earnings per share	86,606	86,049	85,077	84,455	83,893

Weighted-average shares outstanding for diluted earnings per share	87,394	87,051	86,097	85,700	85,716

	December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentages)
Other Financial Data:
Consolidated gross margin	22.8%	24.0%	26.0%	26.8%	27.7%
Animal Hospital gross margin	15.6%	16.4%	18.5%	19.2%	19.3%
Laboratory gross margin	45.4%	45.8%	46.3%	46.6%	48.1%
All Other gross margin	26.1%	30.1%	32.6%	35.6%	33.6%
Consolidated operating margin(3)(5)(8)	13.2%	15.1%	18.4%	19.7%	20.2%
Animal Hospital operating margin	13.5%	14.1%	16.3%	16.9%	16.6%
Laboratory operating margin	36.6%	37.3%	38.9%	39.9%	41.5%
All Other operating margin(3)	(24.2)%	7.3%	6.1%	10.8%	9.3%
Cash Flow Data:
Net cash provided by operating activities	$191,051	$168,073	$183,471	$197,308	$173,764
Net cash used in investing activities(9)	$(271,310)	$(150,174)	$(130,760)	$(210,713)	$(270,560)
Net cash provided by (used in) financing activities(9)	$47,004	$(66,142)	$3,467	$(8,400)	$162,558
Capital expenditures	$(63,485)	$(61,951)	$(50,801)	$(55,045)	$(48,714)
Balance Sheet Data (at period end):
Cash and cash equivalents	$63,651	$97,126	$145,181	$88,959	$110,866
Goodwill	$1,237,607	$1,092,480	$985,674	$922,057	$821,967
Total assets	$1,995,368	$1,776,422	$1,627,404	$1,449,038	$1,286,711
Long-term debt	$618,853	$527,036	$545,055	$552,631	$560,180
Total stockholders’ equity	$1,107,878	$998,924	$875,047	$710,989	$568,384

(1)	On August 9, 2011, we acquired Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community.

(2)	On July 11, 2011, we acquired BrightHeart Veterinary Centers (“BrightHeart”), which operated nine animal hospitals as of the acquisition date.

(3)	In 2011, our operating income and operating margin was unfavorably impacted by a $21.3 million non-cash goodwill impairment charge, related to our medical technology business. The charge impacted our 2011 operating margin by 1.4%.

(4)	On July 1, 2010, we acquired Pet DRx Corporation, which operated 23 animal hospitals as of the acquisition date.

(5)	In 2010, our SG&A, operating income and operating margin were unfavorably impacted by $14.5 million in consulting and SERP expenses to be paid in accordance with consulting and SERP agreements entered into on June 30, 2010.

(6)	The 2010 provision for income taxes includes the recognition of $5.4 million, or $3.5 million net of tax, related to additional state tax payments required as a result of a tax settlement reached.

(7)	On July 1, 2009, we acquired Eklin, a supplier of digital radiography equipment to the veterinary industry.

(8)	In 2009, our operating income and operating margin was unfavorably impacted by a $3.3 million non-cash charge related to the write-off of an internal-use software project. The $3.3 million is net of $1.9 million in cash recovered for certain costs incurred on this project. The write-off impacted our 2009 operating margin by 0.3%.

(9)	We have reclassed cash paid for partnership buyouts and earnouts from investing cash flows to financing cash flows for years 2007 through 2010, to conform to the current year’s presentation. The amounts were not material.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 29, 2012, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 29, 2012, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading national animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical based marketing solutions to the veterinary community.

Our reportable segments are as follows:

•

Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2011, our animal hospital network consisted of 541 animal hospitals in 41 states and 1 Canadian province.

•

Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2011, our laboratory network consisted of 53 laboratories serving all 50 states and certain areas in Canada.

Our “All Other” category includes the results of our Medical Technologies and VetStreet operating segments. Each of these segments did not meet the materiality thresholds to be reported individually.

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

Executive Overview

The slow economic recovery continues to have an adverse impact on our organic revenue and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. These factors continue to impact consumer spending and may continue to cause levels of spending to remain depressed for the foreseeable future. Additionally, these factors may cause pet owners to elect to defer expensive treatment options or to forgo treatment for their pet’s altogether. During 2009, continuing through 2011, we experienced a decline in the number of visits to our animal hospitals and the number of orders placed, as well as, a decline in the number of our Laboratory requisitions. These factors resulted in a decline in our Animal Hospital same-store revenue and related profit margin. Improvement in our Laboratory internal revenue growth, in spite of the decline in requisitions, was offset by increased transportation costs resulting in a decline in our profit margin. Our consolidated profit margin was further eroded by lower profit margins initially experienced with our acquired businesses.

We believe that our ability to maintain or increase margins in 2012 will be dependent on organic revenue growth rates. We plan to continue our growth strategy of acquiring individual animal hospitals and maintain our strong emphasis on expense management. However, our ability to return to our historical margins will be dependent on increases in same-store revenue growth in our animal hospitals, greater increases in internal revenue growth in our laboratories and successful integration of our acquired businesses.

Refinancing Transactions

On August 16, 2011, we amended and restated our existing senior credit facility to allow for additional senior term notes in the amount of $100 million and an additional $25.0 million aggregate principal amount of revolving commitments. The funds borrowed from the additional senior term notes were used to repay in full, amounts borrowed in connection with the August 9, 2011 acquisition of Vetstreet. Both the senior term notes and the revolving credit facility are priced at LIBOR plus 175 basis points, a 50 basis point decrease from our previous credit facility, see Note 6, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K, for a more detailed discussion of applicable interest rates on our new debt. In connection with the amendment we incurred $2.9 million in financing costs, of which approximately $865,000 were recognized as part of income from continuing operations and approximately $2.0 million were capitalized as deferred financing costs. In addition, we expensed $1.1 million of previously capitalized financing costs associated with lenders who exited the syndicate on the amendment date or those that were determined to be extinguished.

Goodwill Impairment

As a result of our October 31, 2011 annual impairment test, we recorded a goodwill impairment charge in our Medical Technology reporting unit of $21.3 million, or $0.24 per diluted share. Our determination of goodwill impairment in the current period was triggered by actual results not meeting expectations. This caused us to revise our forecasted cash flows for this reporting unit, which resulted in a reduction in the estimated fair value of the reporting unit and its goodwill.

Acquisitions

Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2011, we acquired 18 independent animal hospitals with annual revenue of $36.9 million and a chain of nine animal hospitals with annual revenue of $53.4 million. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For the Years Ended December 31,
	2011	2010	2009
Animal hospitals:
Beginning of period	528	489	471
Acquisitions, excluding BrightHeart(1) in 2011 and Pet DRx(1) in 2010	18	27	27
BrightHeart	9	—	—
Pet DRx	—	23	—
Acquisitions relocated into our existing animal hospitals	(3)	(2)	(5)
Sold, closed or merged	(11)	(9)	(4)

End of period	541	528	489

Laboratories:
Beginning of period	50	47	44
Acquisitions	1	—	2
Acquisitions relocated into our existing laboratories	—	—	(2)
New facilities	2	4	3
Closed or merged	—	(1)	—

End of period	53	50	47

(1)	BrightHeart Veterinary Centers (“BrightHeart”) was acquired on July 11, 2011 and Pet DRx Corporation (“Pet DRx”) was acquired on July 1, 2010.

BrightHeart Acquisition

On July 11, 2011, we acquired 100% of the membership interests of BrightHeart for approximately $50 million in cash. BrightHeart operates nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. The acquisition will increase our level of market recognition in areas where we have an existing market presence. At the time of the acquisition BrightHeart had annualized revenue of approximately $53.4 million. Our consolidated financial statements reflect the operating results of BrightHeart since July 11, 2011.

Pet DRx Acquisition

On July 1, 2010, we acquired a 70.4% interest in Pet DRx, a provider of veterinary primary care and specialized services to companion animals. Pet DRx operated 23 animal hospitals in California at the time of its acquisition. The acquisition expands our presence in the California market. We acquired the remaining interest in Pet DRx on November 1, 2010. The aggregate purchase price for both steps was $41.3 million. Our consolidated financial statements reflect the operating results of Pet DRx since July 1, 2010.

Vetstreet, Inc., formerly known as MediMedia Animal Health, LLC (“Vetstreet”)

On August 9, 2011, we acquired Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and is expected to provide long-term synergies to our existing businesses. We acquired Vetstreet for a preliminary purchase price of $146.4 million, net of cash acquired. At the time of the acquisition Vetstreet had annualized revenue of approximately $23.0 million. Our consolidated financial statements reflect the operating results of Vetstreet since August 9, 2011.

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

Revenue

Generally, we recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured.

We also generate revenue from the sale of digital radiography and ultrasound imaging equipment. We also generate revenue from: (i) licensing software; (ii) providing technical support and product updates on a when-and-if available basis related to our software, otherwise known as maintenance; (iii) providing professional services related to our equipment and software, including installations, on-site training, education services and extended warranty programs; and (iv) providing mobile imaging services. We frequently sell equipment and license our software in multiple element arrangements in which the customer may choose a combination of our products and services.

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

Digital Radiography Imaging Equipment

We sell our digital radiography imaging equipment with multiple elements, including hardware, software licenses and/or services. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are accounted for under the FASB’s accounting guidance pertaining to multiple-deliverable revenue arrangements.

Under the guidance sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. For elements where VSOE is available, VSOE of fair value is based on the price for those products and services when sold separately by us or the price established by management with the relevant authority. TPE of selling price is the price of our, or any of our competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. We do not currently have VSOE for our DR imaging equipment as units are not sold on a stand-alone basis without the related support packages. As this is also true for our competitors, TPE of selling price is also unavailable. We therefore use the ESP to allocate the arrangement consideration related to our DR imaging equipment.

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

Ultrasound Imaging Equipment

We sell our ultrasound imaging equipment on a stand-alone basis and with multiple elements, including hardware, software, licenses and/or services. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of the FASB’s general revenue recognition rules and recognize revenue upon delivery. We account for the sale of ultrasound imaging equipment with related computer hardware and software pursuant to the the requirements of the FASB’s Revenue Recognition — Multiple-Element Arrangements guidance.

Digital Radiography and Ultrasound Imaging Equipment Sold Together

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, each element is accounted for pursuant to the FASB’s Revenue Recognition — Multiple-Element Arrangements guidance.

Other Services

We recognize revenue on mobile imaging, consulting and education services at the time the services have been rendered. We also generate revenue from extended service agreements related to our digital radiography imaging and ultrasound imaging equipment. These extended service agreements include technical support, product updates for software on a when and if available basis and extended warranty coverage. The revenue for these extended service agreements is recognized on a straight-line basis over the term of the agreement.

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2011 was $1.2 billion, consisting of $1.0 billion for our Animal Hospital reporting unit, $96.8 million for our Laboratory reporting unit, $8.2 million for our Medical Technology reporting unit, and $97.2 million for our Vetstreet reporting unit.

We test our goodwill for impairment annually, or sooner if circumstances indicate impairment may exist, in accordance with goodwill guidance. We adopted the end of October as our annual impairment testing date, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”) in accordance with our accelerated filing requirements. There were no impairment charges resulting from the October 31, 2010 or 2009 impairment tests. As a result of the October 31, 2011 goodwill impairment testing, we determined that the goodwill related to our Medical Technology reporting unit was impaired.

Accordingly, we recorded a $21.3 million goodwill impairment charge for the fiscal year ended December 31, 2011. No events have occurred subsequent to the 2011 testing date which would indicate any further impairment may have occurred in any of our reporting units.

The recognition and measurement of a goodwill impairment loss currently involves a two-step process:

First we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value of our reporting units, with carrying value defined as the reporting unit’s net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

If we identify a potential impairment in the first step, we are then required to measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit as determined in step one to the reporting unit’s net assets based on fair value as would be done in an acquisition. In this hypothetical acquisition, the residual estimated fair value after allocation to the reporting units’ identifiable net assets is the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the estimated fair value with a corresponding charge to earnings. However, if the estimated fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the estimated fair value. Determining the fair value of the net assets of our reporting units under this step requires significant estimates.

Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize generally accepted valuation techniques consisting primarily of discounted cash flow techniques and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans. In 2010 and 2009, we determined that the estimated fair value of each of our reporting units exceeded their respective net book value, resulting in a conclusion that none of the goodwill of our reporting units was impaired. It was noted however, that changes in our estimates, such as, forecasted cash flows, could affect the estimated fair value of our reporting units and could have resulted in a goodwill impairment charge particularly for our Animal Hospital and Medical Technology reporting units.

In 2011, we recorded an impairment charge in our Medical Technology reporting unit reflecting changes in our estimate of forecasted cash flows. This reporting unit’s remaining goodwill is $8.2 million. Our Animal Hospital reporting unit, which has $1.0 billion of goodwill, marginally exceeded its carrying value and our Laboratory reporting unit exceeded its carrying value by a substantial margin. The recent acquisition of Vetstreet resulted in reporting unit goodwill of $97.2 million. Negative changes in the undiscounted cash flows related to variables such as revenue growth rates, margins, or the discount rate could result in a decrease in the estimated fair value of our reporting units and could ultimately result in a substantial goodwill impairment charge. The performance of our reporting units, and in turn the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.

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

First we identify potential impairment by estimating the aggregate projected undiscounted future cash flows associated with an asset or asset group and compare that amount with the carrying value of those assets. If the aggregate projected cash flow is greater than our carrying amount, there is no impairment and the second step is not needed.

If we identify a potential impairment in the first step, we are then required to write the assets down to fair value with a corresponding charge to earnings. If the fair value is greater than carrying value, there is no adjustment. We may be required to make significant estimates in determining the fair value of some of our assets.

Capitalized Software Costs

We capitalize certain software costs in accordance with FASB’s guidance on internal-use software. In accordance with the capitalization criteria of the accounting guidance, we capitalize external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll-related costs of employees who devote time to the internal use computer software project during the application development stage. Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We typically estimate a useful life of three years for our internal-use software.

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

Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2011, we have a net deferred tax liability of $74.9 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our income tax rate would cause us to increase our net deferred tax liability balance by $1.9 million with a corresponding charge to earnings.

We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes, which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2011.

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

Workers’ Compensation Insurance

A portion of our workers’ compensation insurance policies are self-insured high retention annual policies that begin on October 1st. The policies cover specific annual periods and are normally open for no longer than seven years after the period allowing claims for incidents occurring during the covered period to be submitted after the end of the policy year.

Under our workers’ compensation insurance policies, we are responsible for the first $250,000 in claim liability per individual occurrence and we are also subject to an aggregate limit. We use an internal review process to estimate claim liability based on actual and expected claims incurred and the estimated ultimate cost to settle the claims. Periodically, we review our assumptions and valuations to determine the adequacy of our self-insured liabilities. During the fourth quarter of 2010 and 2009, based upon our internal review, we revised our estimate of our claims liability resulting in a $514,000 and $1.2 million favorable impact to our net earnings, respectively.

Beginning with the 2008 policy year we changed our coverage from a self-insured retention policy to a guaranteed policy. However, in 2011, we once again adopted a self-insured retention policy due to more favorable terms.

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

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Animal Hospital	77.4%	76.2%	75.6%
Laboratory	21.3	22.5	23.6
All Other	5.5	4.6	3.7
Intercompany	(4.2)	(3.3)	(2.9)

Total revenue	100.0	100.0	100.0
Direct costs	77.2	76.0	74.0

Gross profit	22.8	24.0	26.0
Selling, general and administrative expense	8.2	8.9	7.3
Goodwill impairment	1.4	—	—
Net loss on sale of assets	—	—	0.3

Operating income	13.2	15.1	18.4
Interest expense, net	1.2	1.0	1.7
Debt retirement costs	0.2	0.2	—
Other income	—	(0.1)	—

Income before provision for income taxes	11.8	14.0	16.7
Provision for income taxes	5.1	5.7	6.4

Net income	6.7	8.3	10.3
Net income attributable to noncontrolling interests	0.3	0.3	0.3

Net income attributable to VCA Antech, Inc	6.4%	8.0%	10.0%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2011		2010		2009		% Change
	$	% of Total	$	% of Total	$	% of Total	2011	2010
Animal Hospital	$1,150,120	77.4%	$1,052,462	76.2%	$994,215	75.6%	9.3%	5.9%
Laboratory	316,797	21.3%	310,654	22.5%	310,057	23.6%	2.0%	0.2%
All Other	80,430	5.5%	64,013	4.6%	48,557	3.7%	25.6%	31.8%
Intercompany	(61,986)	(4.2)%	(45,661)	(3.3)%	(38,322)	(2.9)%	35.8%	19.2%

Total revenue	$1,485,361	100.0%	$1,381,468	100.0%	$1,314,507	100.0%	7.5%	5.1%

Consolidated revenue increased $103.9 million in 2011 as compared to 2010. The increase in revenue was primarily attributable to revenue from acquired animal hospitals and the acquisition of Vetstreet, as well as, an increase in our Laboratory revenue due to internal growth. Our Animal Hospital same-store revenue declined 0.7% in 2011. Our Laboratory internal revenue growth was 2.0% in 2011.

Consolidated revenue increased $67.0 million in 2010 as compared to 2009. The increase in revenue was primarily attributable to the combination of revenue from acquired animal hospitals, including Pet DRx acquired on July 1, 2010, and increased revenue from our other businesses. The increase was partially offset by a decline in Animal Hospital same-store revenue. Our Animal Hospital same-store revenue growth, adjusted for differences in business days declined 2.5% in 2010. Our Laboratory internal revenue growth was flat in 2010.

Gross Profit

The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	For the Years Ended December 31,
	2011		2010		2009		% Change
	$	Gross Margin	$	Gross Margin	$	Gross Margin	2011	2010
Animal Hospital	$179,810	15.6%	$172,390	16.4%	$183,698	18.5%	4.3%	(6.2)%
Laboratory	143,790	45.4%	142,196	45.8%	143,492	46.3%	1.1%	(0.9)%
All Other	20,971	26.1%	19,277	30.1%	15,836	32.6%	8.8%	21.7%
Intercompany	(6,114)		(2,699)		(1,794)

Total gross profit	$338,457	22.8%	$331,164	24.0%	$341,232	26.0%	2.2%	(3.0)%

Consolidated gross profit increased $7.3 million in 2011 as compared to 2010. The increase was primarily due to gross profit from our acquisitions and to a lesser extent internal revenue growth at our Laboratory segment, partially offset by a decrease in gross profit from our same-store animal hospitals, due to decreased same-store revenue.

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

Segment Results

Animal Hospital Segment

The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Revenue	$1,150,120	$1,052,462	$994,215	9.3%	5.9%
Gross profit	$179,810	$172,390	$183,698	4.3%	(6.2)%
Gross margin	15.6%	16.4%	18.5%

Animal Hospital revenue increased $97.7 million in 2011 as compared to 2010, and $58.2 million in 2010 as compared to 2009. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2011 Comparative Analysis			2010 Comparative Analysis
	For the Years Ended December 31,
	2011	2010	% Change	2010	2009	% Change
Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	6,176	6,427	(3.9)%	6,040	6,317	(4.4)%
Average revenue per order(3)	$159.52	$154.42	3.3%	$154.56	$151.58	2.0%

Same-store revenue(1)	$985,200	$992,418	(0.7)%	$933,555	$957,524	(2.5)%
Business day adjustment(4)	—	—		2,124	—
Net acquired revenue(5)	164,920	60,044		116,783	36,691

Total	$1,150,120	$1,052,462	9.3%	$1,052,462	$994,215	5.9%

(1)	Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year and adjusted for the impact resulting from any differences in the number of business days in the comparable periods. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)	The 2010 business day adjustment reflects the impact of one additional business day in 2010 as compared to 2009.

(5)	Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2010 for the 2011 Comparative Analysis and January 1, 2009 for the 2010 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

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

However, for both the years ended December 31, 2011 and 2010 this trend did not continue, as we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.

Price increases contributed to the increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in February of each year; however, price increases in 2011 have generally ranged between 3% and 4%.

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

Our Animal Hospital gross margin in 2011, 2010 and 2009 was 15.6%, 16.4% and 18.5%, respectively. In 2011 and 2010 the gross margin declined as a result of a decline in our same-store revenue and to a lesser extent lower gross margins from our acquired hospitals.

Our Animal Hospital same-store gross margin in 2011, 2010 and 2009 was 16.0%, 17.1% and 19.4%, respectively. The 2011 and 2010 decrease was primarily attributable to deleveraging as a result of the aforementioned decline in same-store revenue.

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

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2011	2010	2009	2011	2010
Revenue	$316,797	$310,654	$310,057	2.0%	0.2%
Gross profit	$143,790	$142,196	$143,492	1.1%	(0.9)%
Gross margin	45.4%	45.8%	46.3%

Laboratory revenue increased $6.1 million in 2011 as compared to 2010, and $597,000 in 2010 as compared to 2009. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2011 Comparative Analysis			2010 Comparative Analysis
	For the Years Ended December 31,
	2011	2010	% Change	2010(4)	2009(4)	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,396	12,391	0.0%	12,370	12,649	(2.2)%
Average revenue per requisition(2)	$25.55	$25.07	1.9%	$25.07	$24.51	2.3%

Total internal revenue(1)	$316,715	$310,654	2.0%	$310,118	$310,057	0.0%
Acquired revenue(3)	82	—		536	—

Total	$316,797	$310,654	2.0%	$310,654	$310,057	0.2%

(1)	Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue in both the 2011 and 2010 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

(4)	Prior year amounts have been adjusted to conform to the current year presentation. The changes were not material.

Laboratory revenue in 2011 increased as compared to 2010 due to an increase in internal revenue, which was primarily attributable to an increase in average revenue per requisition.

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

The average revenue per requisition increased slightly in 2011 due to price increases which ranged from 3% to 4% in both February 2011 and February 2010. The average revenue per requisition was also impacted by various factors including changes in the mix, performing lower-priced tests historically performed at the animal hospitals and a decrease in higher-priced tests as a result of the current economic environment.

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

Our Laboratory gross margin decreased slightly in 2011 as compared to 2010 due to an increase in certain costs, primarily transportation costs. The decrease in Laboratory gross margin in 2010 compared to 2009 was primarily due to the combination of the decline in the rate of our revenue growth, relative to increasing costs including transportation and repairs and maintenance.

Intercompany Revenue

Laboratory revenue in 2011, 2010 and 2009 included intercompany revenue of $44.3 million, $37.0 million and $32.5 million, respectively, that was generated by providing laboratory services to our animal hospitals. All Other revenue in 2011, 2010 and 2009 included intercompany revenue of $17.7 million, $8.6 million and $5.8 million, respectively, that was generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our operating segments, all intercompany transactions are generally accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative (“SG&A”) expense and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2011		2010		2009		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2011	2010
Animal Hospital	$24,342	2.1%	$23,539	2.2%	$21,174	2.1%	3.4%	11.2%
Laboratory	27,864	8.8%	26,243	8.4%	22,895	7.4%	6.2%	14.6%
All Other	19,136	23.8%	14,507	22.7%	12,885	26.5%	31.9%	12.6%
Corporate	49,770	3.4%	59,252	4.3%	38,715	2.9%	(16.0)%	53.0%

Total SG&A	$121,112	8.2%	$123,541	8.9%	$95,669	7.3%	(2.0)%	29.1%

Consolidated SG&A expense decreased $2.4 million in 2011 as compared to 2010 and increased $27.9 million in 2010 as compared to 2009.

The decreased SG&A in 2011 as compared to 2010 was due to: decreased SG&A at Corporate primarily due to the prior year accrual of consulting and SERP expenses mentioned below; offset by increases in share based compensation and increased SG&A in other operating segments primarily due to growth in those segments as a result of acquisitions.

The increased SG&A in 2010 as compared to 2009 was due to: increased SG&A at Corporate, which included $14.5 million in consulting and SERP expenses to be paid in accordance with agreements entered into on June 30, 2010 and $3.6 million in transaction costs related to the Pet DRx acquisition; increased SG&A in our Animal Hospital segment primarily due to growth in the segment as a result of acquisitions; and increased Laboratory SG&A due to research and development costs and costs incurred to support the efforts of the sales team.

Operating Income

The following table summarizes our operating income (in thousands, except percentages):

	For the Years Ended December 31,
	2011		2010		2009		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2011	2010
Animal Hospital	$155,141	13.5%	$148,578	14.1%	$161,872	16.3%	4.4%	(8.2)%
Laboratory	115,905	36.6%	115,931	37.3%	120,586	38.9%	(0.0)%	(3.9)%
All Other	(19,502)	(24.2)%	4,699	7.3%	2,940	6.1%	(515.0)%	59.8%
Corporate	(49,777)		(59,260)		(42,076)		(16.0)%	40.8%
Eliminations	(6,114)		(2,699)		(1,794)		126.5%	50.4%

Total operating income	$195,653	13.2%	$207,249	15.1%	$241,528	18.4%	(5.6)%	(14.2)%

The decrease in our consolidated operating income in 2011 as compared to 2010 was due to the non-cash goodwill impairment charge recorded in our medical technology business. The decrease was partially offset by a decrease in our overall SG&A and the increase in gross profit.

Consolidated operating income decreased $34.3 million in 2010 as compared to 2009. The decrease was primarily due to the decline in Animal Hospital margins and an increase in SG&A as a percentage of revenue.

Write-down and Loss on Sale of Assets

In 2011, 2010 and 2009, we sold assets, and wrote down certain assets for net losses of $382,000, $374,000 and $4.0 million, respectively. The loss in 2009 was primarily related to the abandonment of an internally-developed software project.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Interest expense:
Senior term notes	$12,239	$10,672	$9,883
Interest rate swap agreements	—	382	9,784
Capital leases and other	3,801	2,515	2,329
Amortization of debt costs	1,445	862	486

	17,485	14,431	22,482
Interest income	601	801	1,016

Total interest expense, net of interest income	$16,884	$13,630	$21,466

The increase in net interest expense in 2011 as compared to 2010 was primarily attributable to an increase in the average debt balance due to the amendment of our existing credit and guaranty facility to provide for a $100 million increase in our senior term notes and the related increase in debt amortization costs due to the capitalization of additional debt amendment fees. See Note 6, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion, including applicable interest rates on our debt, which was amended in August 2011.

The decrease in interest expense in 2010 as compared to 2009 was primarily attributable to a decrease in the overall weighted average effective interest rate primarily due to the gradual expiration of all our higher cost fixed-rate swap agreements during 2010.

Provision for Income Taxes

The effective rate for 2011, 2010 and 2009 was 44.3%, 41.5% and 39.2%, respectively.

The effective rate for 2011 was impacted by a nondeductible charge related to goodwill impairment. The effective rate for 2010 was impacted by tax expense of $3.5 million, related to settlement of taxes on 2004 through 2007 taxable income.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly-own.

Inflation

Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.

Related Party Transactions

ThinkPets Inc. (formerly known as Zoasis Corporation)

On February 1, 2012, we acquired all of the outstanding capital stock of ThinkPets, Inc. for $21.0 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. The shares of VCA common stock were valued based on the daily volume weighted average closing sales price of the VCA common stock for the 10 consecutive trading days ending on the trading day immediately preceding the acquisition. At the time of the acquisition, Bob Antin, our CEO and Chairman of the Board, owned 54% of the common stock of ThinkPets, and served as a director of ThinkPets, and Art Antin, our Chief Operating Officer, owned 8% of the common stock of ThinkPets. In accordance with its charter, our Audit Committee is responsible for reviewing and approving all related-party transactions. Both the Audit Committee and our Board of Directors unanimously approved the acquisition. Due to the related party nature of the acquisition, Bob Antin recused himself from all Board meetings wherein the acquisition was discussed and did not vote in connection with the acquisition.

In addition, we incurred marketing expense for vaccine reminders and other direct mail services provided by ThinkPets, Inc., (“ThinkPets”). We purchased services of $3.4 million, $2.8 million and $2.7 million in 2011, 2010 and 2009, respectively. Although we receive certain discounts on these services the aggregate amount of the discounts is not material to the financial statements.

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2011, 2010 and 2009. The amount paid by our company to Akin for these legal services was $1.6 million, $2.3 million and $1.3 million in 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Introduction

We generate cash primarily from payments made by customers for our veterinary services, payments from animal hospitals and other clients for our laboratory services, and from proceeds received from the sale of our imaging equipment, other related services and payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At December 31, 2011, our consolidated cash and cash equivalents totaled $63.7 million, representing a decrease of $33.5 million as compared to the prior year, primarily due to the cash used for the Vetstreet acquisition. Cash flows generated from operating activities totaled $191.1 million in 2011, representing an increase of $23.0 million as compared to the prior year. We spent $271.3 million on acquisitions, investments and capital expenditures during the year.

We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to do so in the future. During 2011, we amended and restated our existing credit and guaranty agreement to allow for an additional $100 million of senior term debt and an increase to our revolving credit facility of $25 million. The amended and restated credit facility bears interest based on the interest rate offered to our administrative agent on the London Interbank market or LIBOR plus a margin of 1.75%. We have access to an unused $125 million revolving credit facility mentioned above, which expires August 2016. Historically, we have accessed the capital markets to fund acquisitions that could not be funded out of cash flow. The availability of financing in the form of debt or equity however is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions and market conditions. Consequently, there is no assurance that we will be able to obtain financing on favorable terms in the future.

Future Cash Flows

Short-term

Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally-generated cash flow. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. During January 2012, to fund the investment in Associate Veterinary Clinics (1981) LTD, (“AVC”), we borrowed $50 million from our revolver, which was repaid shortly thereafter with $50 million from our incremental term loan facility, permitted under our 2011 Credit and Guaranty Agreement. The credit agreement was subsequently amended, to allow for an additional $50 million of available borrowing capacity under the incremental loan facilities, see Note 16, Subsequent Events, in our consolidated financial statements of this annual report on Form 10-K, for details. In addition, during February 2012 we acquired ThinkPets, Inc. for $21 million, of which $10.5 million was paid in cash and the remainder in VCA common stock. If we consummate additional significant acquisitions of animal hospital chains during this period, we may seek additional debt or equity financing.

In 2012, we expect to spend $50 million to $85 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. From January 1, 2012 through February 29, 2012, we spent $84.4 million in connection with the acquisition of 50 animal hospitals and one laboratory, which includes $80.8 million in connection with the AVC acquisition, which operated 44 hospitals at the date of the acquisition. In addition, we expect to spend approximately $80 million in 2012 for both property and equipment additions and capital expenditures necessary to maintain our existing facilities.

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

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2011, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

At December 31, 2011, we had a fixed charge coverage ratio of 1.78 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2011, we had a leverage ratio of 2.14 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$191,051	$168,073	$183,471
Investing activities	(271,310)	(150,174)	(130,760)
Financing activities	47,004	(66,142)	3,467
Effect of currency exchange rate charges on cash and cash equivalents	(220)	188	44

(Decrease) increase in cash and cash equivalents	(33,475)	(48,055)	56,222
Cash and cash equivalents at beginning of year	97,126	145,181	88,959

Cash and cash equivalents at end of year	$63,651	$97,126	$145,181

Cash Flows from Operating Activities

Net cash provided by operating activities increased $23.0 million in 2011, as compared to 2010. Operating cash flow for the year ended December 31, 2011 included $99.9 million of net income and net non-cash expenses of $117.6 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $26.4 million. The changes in operating assets and liabilities included a $14.1 million increase in trade accounts receivable, a $12.3 million increase in inventory, prepaid expense and other assets and a $5.4 million decrease in accounts payable and other accrued liabilities, partially offset by a $4.6 million increase in accrued payroll and related liabilities. The increase in accounts receivable was primarily due to an increase in net revenues from our acquired animal hospitals and other businesses. The increase in inventory, prepaid expense and other assets was primarily due to the build-up of inventory, increases due to new products and an increase in lease receivables as a result of executing additional contracts. The decrease in accounts payable and other accrued liabilities and the increase in accrued payroll and related liabilities were all a result of timing of payment obligations.

Net cash provided by operating activities decreased $15.4 million in 2010, as compared to 2009. Cash provided by operating activities of $168.1 million for the year ended December 31, 2010 consisted of $114.2 million of net income and net non-cash expenses of $78.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $24.4 million. The changes in operating assets and liabilities primarily included a $12.6 million decrease in income taxes, a $11.9 million increase in inventory, prepaid expenses and other assets, a $7.0 million increase in trade accounts receivable, partially offset by a $7.5 million increase in accounts payable and other accrued liabilities. The decrease in income taxes and the increase in accounts payable and other accrued liabilities were primarily due to the timing of payment obligations. The increase in inventory, prepaid expenses and other assets was primarily due to the build-up of inventory and an increase in service agreements and lease receivables due to increased marketing efforts. The increase in trade accounts receivable was primarily due to an increase in net revenues.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011	2010
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories(1)	$(34,243)	$(68,624)	$(56,796)	$34,381	$(11,828)
Acquisition of BrightHeart	(23,490)	—	—	(23,490)	—
Acquisition of Pet DRx	—	(7,670)	—	7,670	(7,670)
Acquisition of Vetstreet	(146,420)	—	—	(146,420)	—
Acquisition of Eklin	—	—	(12,504)	—	12,504
Other	(1,641)	(3,557)	(5,267)	1,916	1,710

Total cash used for acquisitions(1)(2)	(205,794)	(79,851)	(74,567)	(125,943)	(5,284)
Property and equipment additions(3)	(63,485)	(61,951)	(50,801)	(1,534)	(11,150)
Real estate acquired with acquisitions(4)	(1,900)	(9,289)	(4,894)	7,389	(4,395)
Proceeds from sale of assets(5)	465	939	151	(474)	788
Other	(596)	(22)	(649)	(574)	627

Net cash used in investing activities(1)	$(271,310)	$(150,174)	$(130,760)	$(121,136)	$(19,414)

(1)	In conformance with the current year presentation, we have reclassed prior year cash paid for partnership buyouts and cash paid for earn-out payments to the cash flows from financing.

(2)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(3)	The cash used to acquire property and equipment will vary from year to year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(4)	Due to the lower return on investment realized on acquired real estate we are highly selective in our decision to acquire real estate. The decrease in cash used to acquire real estate is due to less real estate purchased in connection with the acquisition of animal hospitals.

(5)	The increase in proceeds from sale of assets in 2010, compared to 2009, was due to the sale of one of our animal hospitals.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2011	2010	2009	2011	2010
Financing Cash Flows:
Repayment of long-term obligations(1)	$(98,990)	$(555,529)	$(7,936)	$456,539	$(547,593)
Proceeds from long-term obligations(1)	150,000	500,000	—	(350,000)	500,000
Proceeds from revolving credit facility	50,000	—	—	50,000	—
Repayment of revolving credit facility	(50,000)	—	—	(50,000)	—
Payment of financing costs(1)	(2,944)	(9,112)	—	6,168	(9,112)
Distributions to noncontrolling interest partners(2)	(3,277)	(4,247)	(4,189)	970	(58)
Proceeds from stock options exercises(3)	3,999	5,510	15,297	(1,511)	(9,787)
Excess tax benefits from stock options	1,708	378	866	1,330	(488)
Stock repurchases(4)	(2,673)	(2,310)	(561)	(363)	(1,749)
Other	(819)	(832)	(10)	13	(822)

Net cash provided by (used in) financing activities	$47,004	$(66,142)	$3,467	$113,146	$(69,609)

(1)	In 2011, we repaid $50 million borrowed from our incremental facilities, as stated below, as permitted under our August 19, 2010 credit and guaranty agreement. Additionally, we repaid $22.5 million of debt related to scheduled payments and we repaid approximately $26 million of debt related to the BrightHeart acquisition. The proceeds from issuance of long-term obligations received in 2011 included $50 million of new term loans borrowed pursuant to our incremental facilities and $100 million of additional borrowings received in accordance with the amended and restated credit and guaranty agreement, dated August 16, 2011. The payment of financing costs in 2011 were related to the August 16, 2011 debt amendment, see Note 6, Long-Term Obligations, of this annual report on Form 10-K.

The repayment of debt for 2010 was primarily attributable to the August 19, 2010 debt refinance and the payoff of debt related to the Pet DRx acquisition. The proceeds from issuance of long-term obligations in 2010 were related to the debt refinance, mentioned above. The payment of financing costs in 2010 were related to the August 19, 2010 refinance of our credit and guaranty agreement.

(2)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(3)	The number of stock option exercises decreased in 2010 compared to 2009 due to the increase in the market price of our stock during 2009 and the nearing expiration of certain stock options in that year.

(4)	The stock repurchases represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2011 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$574,330	$29,372	$76,325	$468,633	$—
Capital lease obligations	44,523	3,199	6,804	7,020	27,500
Operating leases	992,192	59,024	117,604	117,533	698,031
Fixed cash interest expense	18,568	2,889	5,163	4,207	6,309
Variable cash interest expense Term A(1)	47,223	11,543	21,113	14,567	—
Purchase obligations(2)	26,170	18,129	6,471	1,570	—
Other long-term liabilities(3)	27,453	3,113	5,228	4,325	14,787
Earn-out payments(4)	825	725	100	—	—

	$1,731,284	$127,994	$238,808	$617,855	$746,627

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of December 31, 2011.

(2)	Our purchase obligations consist primarily of supply purchase agreements related to our medical technology business and construction contracts primarily for our animal hospitals.

(3)	Includes future payments under our Supplemental Executive Retirement Program and Consulting Agreements.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Financing Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2011, we do not have any off-balance sheet financing arrangements.

Description of Indebtedness

Senior Credit Facility

At December 31, 2011, we had $574.0 million principal amount outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on LIBOR plus a margin determined by reference to the Leverage Ratio in effect from time to time as set forth in the table in Note 6, Long-Term Obligations, of this annual report on Form 10-K, which ranges from of 1.25% to 2.25% per annum. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time to time as set forth in the table mentioned above, which ranges from 0.20% to 0.50%.

The senior term notes and the revolving credit facility mature in August 2016.

Other Debt and Capital Lease Obligations

At December 31, 2011, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $44.9 million, which are included in long-term debt in our consolidated balance sheet of this annual report on Form 10-K. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.4% to 9.9%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2011, we had borrowings of $574.0 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of December 31, 2011 we have no interest rate swap agreements. In the future, we may enter into new interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.

If LIBOR increases or decreases 1% from December 31, 2011 the additional annual interest expense or savings will amount to $5.6 million.

If LIBOR increases or decreases 1% from December 31, 2010 the additional annual interest expense or savings will amount to $4.8 million, net of the effect of the swap agreement mentioned below. To reduce the risk of increasing interest rates, we had entered into the following interest rate swap agreement:

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2011. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company acquired MediMedia Animal Health, LLC (“Vetstreet”) during 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Vetstreet’s internal control over financial reporting associated with total assets of $149.9 million and total revenue of $11.2 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

February 29, 2012

/s/ ROBERT L. ANTIN
Robert L. Antin Chairman of the Board, President and Chief Executive Officer

/s/ TOMAS W. FULLER
Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Antech, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

VCA Antech, Inc.:

We have audited VCA Antech, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, VCA Antech, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired MediMedia Animal Health, LLC (“Vetstreet”) during 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Vetstreet’s internal control over financial reporting associated with total assets of $149.9 million, and total revenues of $11.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Vetstreet.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Los Angeles, California

February 29, 2012

VCA Antech, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$63,651	$97,126
Trade accounts receivable, less allowance for uncollectible accounts of $14,978 and $13,801 at December 31, 2011 and 2010, respectively	58,279	49,224
Inventory	48,661	40,760
Prepaid expenses and other	21,883	21,138
Deferred income taxes	26,310	19,019
Prepaid income taxes	18,373	19,047

Total current assets	237,157	246,314
Property and equipment, net	370,646	331,687
Goodwill	1,237,607	1,092,480
Other intangible assets, net	92,403	46,986
Notes receivable, net	6,202	6,429
Deferred financing costs, net	5,435	6,700
Other	45,918	35,826

Total assets	$1,995,368	$1,766,422

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$32,571	$28,101
Accounts payable	37,797	31,970
Accrued payroll and related liabilities	42,658	35,754
Other accrued liabilities	43,968	45,769

Total current liabilities	156,994	141,594
Long-term debt, less current portion	586,282	498,935
Deferred income taxes	101,229	82,131
Other liabilities	25,947	28,478

Total liabilities	870,452	751,138
Commitments and contingencies
Redeemable noncontrolling interests	6,964	5,799
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 86,796 and 86,179 shares outstanding as of December 31, 2011 and December 31, 2010, respectively	87	86
Additional paid-in capital	361,715	347,848
Retained earnings	745,658	650,253
Accumulated other comprehensive income	418	737

Total VCA Antech, Inc. stockholders’ equity	1,107,878	998,924
Noncontrolling interests	10,074	10,561

Total equity	1,117,952	1,009,485

Total liabilities and equity	$1,995,368	$1,766,422

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Consolidated Income Statements

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$1,485,361	$1,381,468	$1,314,507
Direct costs	1,146,904	1,050,304	973,275

Gross profit	338,457	331,164	341,232
Selling, general and administrative expense	121,112	123,541	95,669
Goodwill impairment	21,310	—	—
Net loss on sale of assets	382	374	4,035

Operating income	195,653	207,249	241,528
Interest expense	17,485	14,431	22,482
Interest income	601	801	1,016
Debt retirement costs	2,764	2,131	—
Other expense (income)	118	(772)	(104)

Income before provision for income taxes	175,887	192,260	220,166
Provision for income taxes	76,027	78,102	84,580

Net income	99,860	114,158	135,586
Net income attributable to noncontrolling interests	4,455	3,915	4,158

Net income attributable to VCA Antech, Inc	$95,405	$110,243	$131,428

Basic earnings per share	$1.10	$1.28	$1.54

Diluted earnings per share	$1.09	$1.27	$1.53

Weighted-average shares outstanding for basic earnings per share	86,606	86,049	85,077

Weighted-average shares outstanding for diluted earnings per share	87,394	87,051	86,097

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2008	84,633	$85	$308,674	$408,582	$(6,352)	$8,318	$719,307
Net income (excludes $632 and $485 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	131,428	—	3,041	134,469
Foreign currency translation adjustment	—	—	—	—	684	—	684
Unrealized gain on foreign currency, net of tax	—	—	—	—	344	—	344
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(815)	—	(815)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	5,976	—	5,976
Formation of noncontrolling interests	—	—	—	—	—	3,106	3,106
Distribution to noncontrolling interests	—	—	—	—	—	(3,036)	(3,036)
Restricted stock unit grant	—	—	1,941	—	—	—	1,941
Share-based compensation	—	—	7,951	—	—	—	7,951
Issuance of common stock under stock incentive plans	951	1	15,296	—	—	—	15,297
Stock repurchases	—	—	(561)	—	—	—	(561)
Excess tax benefit from stock options	—	—	866	—	—	—	866
Tax benefit and other from stock options and awards	—	—	947	—	—	—	947

Balances, December 31, 2009	85,584	86	335,114	540,010	(163)	11,429	886,476
Net income (excludes $757 and $419 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	110,243	—	2,739	112,982
Foreign currency translation adjustment	—	—	—	—	482	—	482
Unrealized gain on foreign currency, net of tax	—	—	—	—	186	—	186
Unrealized loss on hedging instruments, net of tax	—	—	—	—	(1)	—	(1)
Losses on hedging instruments reclassified to income, net of tax	—	—	—	—	233	—	233
Distribution to noncontrolling interests	—	—	—	—	—	(3,123)	(3,123)
Purchase of noncontrolling interests	—	—	—	—	—	(484)	(484)
Share-based compensation	—	—	9,340	—	—	—	9,340
Issuance of common stock under stock incentive plans	595	—	5,510	—	—	—	5,510
Stock repurchases	—	—	(2,310)	—	—	—	(2,310)
Excess tax benefit from stock options	—	—	378	—	—	—	378
Tax shortfall and other from stock options and awards	—	—	(184)	—	—	—	(184)

Balances, December 31, 2010	86,179	86	347,848	650,253	737	10,561	1,009,485
Net income (excludes $1,555 and $450 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	95,405	—	2,450	97,855
Foreign currency translation adjustment	—	—	—	—	(160)	—	(160)
Unrealized loss on foreign currency, net of tax	—	—	—	—	(159)	—	(159)
Distribution to noncontrolling interests	—	—	—	—	—	(1,952)	(1,952)
Purchase of noncontrolling interests	—	—	263	—	—	(985)	(722)
Share-based compensation	—	—	10,773	—	—	—	10,773
Issuance of common stock under stock incentive plans	617	1	3,998	—	—	—	3,999
Stock repurchases	—	—	(2,673)	—	—	—	(2,673)
Excess tax benefit from stock options	—	—	1,708	—	—	—	1,708
Tax shortfall and other from stock options and awards	—	—	(202)	—	—	—	(202)

Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Net income(1)	$99,860	$114,158	$135,586
Other comprehensive income:
Foreign currency translation adjustments	(160)	482	684
Unrealized (loss) gain on foreign currency	(261)	304	563
Tax benefit (expense)	102	(118)	(219)
Unrealized loss on hedging instruments	—	(2)	(1,335)
Tax benefit	—	1	520
Losses on hedging instruments reclassified to income	—	382	9,784
Tax benefit	—	(149)	(3,808)

Other comprehensive (loss) income:	(319)	900	6,189

Total comprehensive income	99,541	115,058	141,775
Comprehensive income attributable to noncontrolling interests(1)	4,455	3,915	4,158

Comprehensive income attributable to VCA Antech, Inc	$95,086	$111,143	$137,617

(1)	Includes $2.0 million, $1.2 million and $1.1 million for 2011, 2010 and 2009, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$99,860	$114,158	$135,586
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	21,310	—	—
Depreciation and amortization	56,988	46,069	39,571
Amortization of debt issue costs	1,445	862	486
Provision for uncollectible accounts	6,742	7,366	7,048
Debt retirement costs	2,764	2,131	—
Net loss on sale of assets	382	374	4,035
Share-based compensation	10,773	9,340	7,951
Deferred income taxes	19,552	13,493	24,600
Excess tax benefits from exercise of stock options	(1,708)	(378)	(866)
Other	(637)	(901)	(425)
Changes in operating assets and liabilities:
Trade accounts receivable	(14,107)	(7,048)	(10,004)
Inventory, prepaid expenses and other assets	(12,297)	(11,868)	(15,591)
Accounts payable and other accrued liabilities	(5,415)	7,463	(1,974)
Accrued payroll and related liabilities	4,583	(385)	(7,794)
Income taxes	816	(12,603)	848

Net cash provided by operating activities	191,051	168,073	183,471

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(205,794)	(79,851)	(74,567)
Real estate acquired in connection with business acquisitions	(1,900)	(9,289)	(4,894)
Property and equipment additions	(63,485)	(61,951)	(50,801)
Proceeds from sale of assets	465	939	151
Other	(596)	(22)	(649)

Net cash used in investing activities	(271,310)	(150,174)	(130,760)

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Repayment of debt	(98,990)	(555,529)	(7,936)
Proceeds from the issuance of long-term debt	150,000	500,000	—
Payment of financing costs	(2,944)	(9,112)	—
Proceeds from revolving credit facility	50,000	—	—
Repayment of revolving credit facility	(50,000)	—	—
Distributions to noncontrolling interest partners	(3,277)	(4,247)	(4,189)
Proceeds from issuance of common stock under stock incentive plans	3,999	5,510	15,297
Excess tax benefits from exercise of stock options	1,708	378	866
Stock repurchases	(2,673)	(2,310)	(561)
Other	(819)	(832)	(10)

Net cash provided by (used in) financing activities	47,004	(66,142)	3,467

Effect of currency exchange rate changes on cash and cash equivalents	(220)	188	44

(Decrease) increase in cash and cash equivalents	(33,475)	(48,055)	56,222
Cash and cash equivalents at beginning of year	97,126	145,181	88,959

Cash and cash equivalents at end of year	$63,651	$97,126	$145,181

Supplemental disclosures of cash flow information:
Interest paid	$15,088	$13,357	$22,064
Income taxes paid	$55,660	$77,210	$59,132
Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$254,781	$139,085	$94,518
Cash paid for acquisitions	(203,996)	(79,851)	(74,567)
Cash paid to bondholders/debt holders	(26,048)	(29,532)	—
Non-cash note conversion to equity interest in subsidiary	—	—	(5,700)
Contingent consideration	(560)	(259)	(712)
Holdbacks	(1,500)	—	—

Liabilities assumed	$22,677	$29,443	$13,539

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory), veterinary medical technology (“Medical Technology”) and Vetstreet.

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2011, we operated 541 animal hospitals throughout 41 states and 1 Canadian province.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2011, we operated 53 laboratories of various sizes located strategically throughout the United States and Canada.

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

We provide management and other administrative services to certain veterinary practices in states and a Canadian province with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and the Canadian province, we provide management and other administrative services to the veterinary medical practices. At December 31, 2011, we operated 170 animal hospitals in 15 of these states and 1 animal hospital in 1 Canadian province, under management agreements with these veterinary practices. Pursuant to the management agreements, the veterinary medical practices are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state or province.

We have determined that the veterinary medical practices are variable interest entities as defined by the Financial Accounting Standards Board (“FASB”), and that we have a variable interest in those entities through our management agreements. We also determined that our variable interests in these veterinary medical practices, in aggregate with the variable interests held by our related parties, provide us with the power to direct the activities of these practices that most significantly impact their economic performance and obligate us to absorb losses that could potentially be significant or the right to receive benefits from the veterinary medical practices that could potentially be significant. Based on these determinations, we consolidated the veterinary medical practices in our consolidated financial statements.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

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

c.    Revenue and Related Cost Recognition

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and

•	collectability is reasonably assured.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our business units, at the time services are rendered.

•	For the sale of merchandise when delivery of the goods has occurred.

•

For services under defined support and maintenance contracts, on a straight-line basis over the contract period, recognizing costs as incurred; these services include, but are not limited to, technical support, when-and-if available product updates for software and extended warranty coverage.

•

For the sale of our digital radiography imaging equipment and ultrasound imaging equipment sold on a standalone basis at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement.

We account for revenue for certain bundled products and services as follows:

•

Digital radiography (“DR”) imaging equipment and all of its related computer equipment, our proprietary software and services in addition to any other computers sold with our proprietary software are accounted for under the FASB’s accounting guidance related to multiple-deliverable transactions.

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

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

We do not currently have VSOE for our DR imaging equipment as units are not sold on a stand-alone basis without the related support packages. As this is also true for our competitors, TPE of selling price is also unavailable. We therefore use the ESP to allocate the arrangement consideration related to our DR imaging equipment.

In domestic markets we have VSOE for our post-contract customer support (“PCS”) as the support package is sold on a stand-alone basis. Our PCS agreements normally include a warranty on the receptor plate and technical support on the software elements. In foreign markets however, we do not have VSOE on the receptor plate warranties, accordingly we use the ESP.

•

In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue based upon the relative selling prices.

•

In certain transactions with pharmaceutical companies we sell subscriptions to Vetstreet Pro and Consumer Pet portals together with other marketing related services. We account for these arrangements under the multiple-deliverable accounting, mentioned above; with the arrangement consideration allocated using the relative selling prices.

We defer revenue for certain transactions as follows:

•

We defer revenue for pre-paid services such as our consulting, education services or PCS and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.

As a result of these policies, we have deferred revenue and costs at December 31, 2011 and 2010 consisting of the following (in thousands):

	2011	2010
Deferred equipment revenue(1)	$906	$6,499
Deferred fixed-priced support or maintance contract revenue	2,890	2,968
Other deferred revenue(2)	3,262	2,355

Total deferred revenue	7,058	11,822
Less current portion included in other accrued liabilities	7,025	8,617

Long-term portion of deferred revenue included in other liabilities	$33	$3,205

Current portion of deferred costs included in prepaid expenses and other	$258	$2,961
Long-term portion of deferred costs included in other assets	1,267	4,325

Total deferred costs(3)	$1,525	$7,286

(1)	Represents amounts received for sales arrangements that include equipment, hardware, software and PCS. See above discussion for the accounting guidance pertaining to revenue recognition — multiple-deliverable transactions.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

(2)	Represents amounts received in advance for services.

(3)	Represents costs related to warranties, equipment and hardware included in deferred equipment revenue.

d.    Direct Costs

Direct costs are comprised of all service and product costs, including but not limited to, salaries of veterinarians, technicians and other hospital-based, laboratory-based personnel, and content-development personnel, transportation and delivery costs, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses and costs of goods sold.

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2011, 2010 and 2009 was $43.6 million, $36.7 million and $31.8 million, respectively.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Property and equipment at December 31, 2011 and 2010 consisted of (in thousands):

	2011	2010
Land	$53,425	$52,562
Building and improvements	120,227	110,557
Leasehold improvements	127,790	113,593
Furniture and equipment	216,042	193,086
Software	22,932	15,983
Buildings held under capital leases	31,627	20,864
Equipment held under capital leases	1,034	947
Construction in progress	27,686	22,252

Total property and equipment	600,763	529,844
Less — accumulated depreciation and amortization	(230,117)	(198,157)

Total property and equipment, net	$370,646	$331,687

Accumulated amortization on buildings and equipment held under capital leases amounted to $5.5 million and $4.6 million at December 31, 2011 and 2010, respectively.

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

In accordance with the FASB’s accounting guidance pertaining to goodwill and other intangibles, we have determined that we have four reporting units, Animal Hospital, Laboratory, Medical Technology and Vetstreet, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired.

Our estimated reporting unit fair values are calculated using valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums. Consumer spending habits for our business are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. We believe these factors have and may continue to impact consumer spending for our products and services. Deterioration in consumer spending habits for our business would negatively impact the value of our reporting units and could result in additional goodwill impairment. Any potential impairment charge could be material and would be reflected as expense in our consolidated statements of income. We provide no assurance that forecasted growth rates, valuation multiples, and discount rates will not deteriorate in the near term. We will continue to analyze changes to these assumptions in future periods.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

We adopted the end of October as our annual impairment testing date. Our October 31, 2011 impairment test indicated that we have a $21.3 million goodwill impairment related to our Medical Technology reporting unit, included in “All Other” in the below table. Our determination in the current period that the fair value of the reporting unit was now less than its carrying value was based upon changes in our estimate of forecasted cash flows related to a shortfall in our current period results.

The following table presents the changes in the carrying amount of our goodwill for 2011 and 2010 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of January 1, 2010	$861,868	$96,285	$27,521	$985,674
Goodwill acquired	105,794	7	—	105,801
Other(2)	(1,663)	526	2,142	1,005

Balance as of December 31, 2010	965,999	96,818	29,663	1,092,480
Goodwill acquired	70,169	6	97,177	167,352
Goodwill impairment	—	—	(21,310)	(21,310)
Other(2)	(767)	(14)	(134)	(915)

Balance as of December 31, 2011(1)	$1,035,401	$96,810	$105,396	$1,237,607

(1)	Net of accumulated impairment losses of $21.3 million, all related to our medical technology business, included in “All Other” in the above table.

(2)	In 2011 “Other” primarily includes measurement period adjustments, earn-out payments and foreign currency translation adjustments. In 2010 the “All Other” category includes measurement period adjustments primarily related to the valuation of deferred tax assets. The Animal Hospital 2010 “Other” category includes the write-off of goodwill related to the sale of one of the Pet DRx animal hospitals that occurred during the fourth quarter.

j.    Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2011 and 2010, as follows (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$82,891	$(21,147)	$61,744	$48,686	$(14,188)	$34,498
Covenants not-to-compete	13,035	(8,067)	4,968	14,459	(8,311)	6,148
Favorable lease asset	5,571	(3,210)	2,361	5,486	(2,672)	2,814
Technology	16,589	(2,342)	14,247	2,189	(1,447)	742
Trademarks	7,405	(1,686)	5,719	3,749	(986)	2,763
Contracts	3,500	(185)	3,315	—	—	—
Client lists	84	(35)	49	35	(14)	21

Total	$129,075	$(36,672)	$92,403	$74,604	$(27,618)	$46,986

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual customer relationships	4 to 25 years
Covenants not-to-compete	3 to 10 years
Favorable lease asset	1 to 14 years
Technology	5 years
Trademarks	10 years
Contracts	6 to 9 years
Client lists	3 years

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Aggregate amortization expense	$13,391	$9,380	$7,790

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2011 is as follows (in thousands):

2012	$17,470
2013	15,207
2014	12,903
2015	11,048
2016	7,820
Thereafter	27,955

Total	$92,403

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

We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2011.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

l.    Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2011 and December 31, 2010. The notes bear interest at rates varying from 3.9% to 8.0% per annum.

m.    Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $482,000 and $574,000 at December 31, 2011 and 2010, respectively.

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

Our operations depend, in some cases, on the ability of single source suppliers or a limited number of suppliers, to deliver products and supplies on a timely basis. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring products and supplies in the quantities and of the quality needed. Shortages in the availability of products and supplies for an extended period of time will have a negative impact on our operating results.

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

We use interest rate swap agreements to mitigate our exposure to increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. If we determine that contracts are effective at meeting our risk reduction and correlation criteria, we account for them using hedge accounting. Under hedge accounting, we recognize the effective portion of changes in the fair value of the contracts in other comprehensive income and the ineffective portion in earnings. If we determine that contracts do not or no longer meet our risk reduction and correlation criteria, we account for them under a fair-value method recognizing changes in the fair value in earnings in the period of change. If we determine that a contract no longer meets our risk reduction and correlation criteria or if the derivative expires, we recognize in earnings any accumulated balance in other comprehensive income (loss) related to this contract in the period of determination. For interest rate swap agreements accounted for under hedge accounting, we assess the effectiveness based on changes in their intrinsic value with changes in the time value portion of the contract reflected in earnings. All cash payments made or received under the contracts are recognized in interest expense.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

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

p.    Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $25.2 million, $21.7 million and $19.9 million for 2011, 2010 and 2009, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $3.2 million, $2.8 million and $2.0 million for 2011, 2010 and 2009, respectively.

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

r.    Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2011 and 2010 were $50,000 and $66,000, respectively.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

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

	For Years Ended December 31,
	2011	2010	2009
Net income attributable to VCA Antech, Inc	$95,405	$110,243	$131,428

Weighted average common shares outstanding:
Basic	86,606	86,049	85,077
Effect of dilutive potential common stock:
Stock options	560	753	785
Non-vested shares	228	249	235

Diluted	87,394	87,051	86,097

Basic earnings per common share	$1.10	$1.28	$1.54

Diluted earnings per common share	$1.09	$1.27	$1.53

For the years ended December 31, 2011, 2010 and 2009, potential common shares of 1.2 million, 11,763 and 48,008, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

u.    Acquisitions

We account for acquisitions based upon the provisions of the FASB’s accounting guidance on business combinations, accordingly acquisitions are accounted for at fair value under the acquisition method of accounting. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

v.    Recent Accounting Pronouncements

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

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

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

In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The effective date deferral is to allow the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income. The FASB decided that redeliberation was necessary based on information received from preparers in regard to systems challenges.

In September 2011, the FASB amended the accounting guidance on Intangibles — Goodwill and Other — Testing Goodwill for Impairment. The objective of this guidance is to reduce the cost and complexity of performing the annual goodwill impairment test and to improve the previous guidance by expanding the examples of events and circumstances that an entity should consider in the qualitative evaluation about the likelihood of goodwill impairment. The amendments allow an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The examples of events and circumstances included in the amendment that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment test supersede the examples in the existing guidance. If it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and may resume performing the qualitative assessment in any subsequent period. An entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under the existing guidance. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the amended goodwill impairment testing procedures will not significantly impact our consolidated financial statements.

w.    Reclassifications/Corrections

Certain reclassifications have been made herein to prior year balances to conform to the 2011 financial statement presentation.

During 2011, we corrected an error related to our deferred revenue and related deferred cost for certain equipment sales governed by revised accounting guidance related to multiple element arrangements. The correction resulted in the recognition of $4.0 million of previously deferred revenue and $3.8 million of previously deferred costs in our Medical Technology operating segment that should have been recognized in prior periods.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

In our consolidated balance sheet as of December 31, 2010, we corrected certain errors in presentation by reclassifying $5.8 million to temporary equity (mezzanine) from noncontrolling interests included in permanent equity, related to partnership agreements that contain certain terms, which may require us to purchase the partners’ equity based upon certain contingencies. As these agreements do not contain a mandatory redemption clause, the balances are now correctly classified in temporary equity (mezzanine). Additionally, we reclassified $506,000 from noncontrolling interests in permanent equity to other liabilities related to our mandatorily redeemable partnership interests. The change in classification of our redeemable noncontrolling interests also impacts our consolidated statement of equity for the fiscal years ending December 31, 2010 and 2009, accordingly, certain amounts related to redeemable noncontrolling interests were reclassified from the noncontrolling interests column in the statement, see Note 12, Noncontrolling Interests, which presents a summary of the amounts reclassified.

3.	Related Party Transactions

a.    Transactions with ThinkPets Inc. (formerly known as Zoasis Corporation)

We incurred marketing expense for vaccine reminders and other direct mail services provided by ThinkPets, a company that is majority owned by Robert L. Antin, our Chief Executive Officer and Chairman. We purchased services of $3.4 million, $2.8 million and $2.7 million for 2011, 2010 and 2009, respectively. Arthur J. Antin, our Chief Operating Officer, owns an 8% interest in ThinkPets.

On February 1, 2012, we acquired 100% interest in ThinkPets, Inc., for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. The shares of VCA common stock were valued at $22.18 per share, which was based on the daily volume weighted average closing sales price of the VCA common stock for the 10 consecutive trading days ending on the trading day immediately preceding the acquisition.

b.    Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2011, 2010 and 2009. The amount paid by our company to Akin for these legal services was $1.6 million, $2.3 million and $1.3 million in 2011, 2010 and 2009, respectively.

c.    Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $28.2 million, $41.9 million and $38.3 million in 2011, 2010 and 2009, respectively.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3.	Related Party Transactions, continued

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

Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented, we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For the Years Ended December 31,
	2011	2010	2009
Animal hospitals:
Acquisitions, excluding BrightHeart(1) in 2011 and Pet DRx(1) in 2010	18	27	27
BrightHeart(1)	9	—	—
Pet DRx	—	23	—
Acquisitions relocated into our existing animal hospitals	(3)	(2)	(5)
Sold, closed or merged	(11)	(9)	(4)

Total	13	39	18

Laboratories:
Acquisitions	1	—	2
Acquisitions relocated into our existing laboratories	—	—	(2)
New facilities	2	4	3
Closed or merged	—	(1)	—

Total	3	3	3

(1)	BrightHeart Veterinary Centers (“BrightHeart) was acquired on July 11, 2011 and Pet DRx Corporation (Pet DRx”) was acquired on July 1, 2010.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions, excluding BrightHeart and Pet DRx

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding BrightHeart and Pet DRx, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2011	2010	2009
Consideration:
Cash	$34,243	$69,456	$56,806
Non-cash note conversion to equity interest in subsidiary	—	—	5,700
Holdback	1,500	—	—
Contingent consideration	79	2,857	712

Fair value of total consideration transferred	$35,822	$72,313	$63,218

Allocation of the Purchase Price:
Tangible assets	$1,237	$3,592	$8,625
Identifiable intangible assets	6,414	9,510	9,408
Goodwill(1)	28,171	60,839	51,171
Notes payable and other liabilities assumed	—	(1,628)	(5,986)

Total	$35,822	$72,313	$63,218

(1)	We expect that $26.4 million, $58.2 million and $33.6 million of the goodwill recognized in 2011, 2010 and 2009, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $1.9 million, $9.3 million and $4.9 million in 2011, 2010, and 2009, respectively.

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

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$23,490
Cash paid to holders of debt	26,048
Contingent consideration	481

Fair value of total consideration transferred	$50,019

Allocation of the Purchase Price:
Tangible assets	$21,129
Identifiable intangible assets(1)	7,205
Goodwill(2)	42,004
Other liabilities assumed	(20,319)

Total	$50,019

(1)	Identifiable intangible assets primarily include customer relationships. The weighted average amortization period for both the total identifiable intangible assets and the customer-related intangible assets is approximately five years.

(2)	We expect that $40.7 million of the goodwill related to the BrightHeart acquisition recorded as of December 31, 2011 will be fully deductible for income tax purposes.

Acquisition-related costs, included in corporate selling, general and administrative expense in our income statement, for the year ended December 31, 2011, were approximately $1.3 million.

The preliminary purchase price allocation listed above is primarily pending the finalization of values related to capital leases. Our internal management review with respect to these items has not yet been completed. The final purchase price and the valuation of net assets acquired are expected to be completed as soon as practicable, but no later than one year from the date of acquisition. We believe that any adjustments would not be material to the consolidated financial statements and we expect this review to be completed by the end of the first quarter of 2012.

Other Acquisitions

MediMedia Animal Health, LLC (“Vetstreet”)

On August 9, 2011, we acquired 100% of the ownership interests of Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and is expected to provide long-term synergies to our existing businesses. We acquired Vetstreet for a preliminary purchase price of $146.4 million,

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

net of cash acquired. The following table summarizes the preliminary purchase price and preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$146,420

Allocation of the Purchase Price:
Tangible assets	$7,861
Identifiable intangible assets(1)	45,810
Goodwill(2)	97,177
Other liabilities assumed	(4,428)

Total	$146,420

(1)	Identifiable intangible assets include customer relationships, technology, trademarks, non-compete agreements and contracts. The weighted average amortization period for the total identifiable intangible assets is approximately nine years, for the customer-related intangible assets approximately ten years, for the technology and trademarks approximately seven years, for the non-compete agreements approximately two years and for the contracts approximately eight years.

(2)	We expect that all of the goodwill related to the Vetstreet acquisition recorded as of December 31, 2011 will be fully deductible for income tax purposes.

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

Acquisition-related costs, included in corporate selling, general and administrative expense in our income statement, for the year ended December 31, 2011, was approximately $1.2 million.

Our Vetstreet business is reported within our “All Other” category in our segment disclosures combined with our Medical Technology operating segment.

Pro Forma Information (unaudited)

The following unaudited pro forma financial information for the years ended December 31, 2011 and 2010 presents, (i) the actual results of operations of our 2011 acquisitions and (ii) the combined results of operations for our company and our 2011 acquisitions as if those acquisitions had been completed on January 1, 2010, the first day of the comparable prior annual reporting period. The pro forma financial information considers principally (i) our company’s financial results, (ii) the unaudited historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2010. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior annual reporting period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
	(Unaudited)
(In thousands):
Actual from January 1, 2011 to December 31, 2011	51,008	2,018
2011 supplemental pro forma from January 1, 2011 to December 31, 2011(1)	1,557,271	97,715
2010 supplemental pro forma from January 1, 2010 to December 31, 2010(1)	1,496,492	110,028

(1)	2011 supplemental pro forma net income was adjusted to exclude $2.5 million of acquisition-related costs incurred in 2011. 2010 supplemental pro forma net income was adjusted to include these charges.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2011	2010
Deferred revenue	$7,025	$8,617
Accrued health insurance	5,553	4,970
Deferred rent	3,626	3,456
Customer deposits	2,281	2,966
Accrued consulting fees	2,886	2,760
Accrued lab service rebates	332	2,535
Holdbacks and earn-outs	2,250	2,447
Other	20,015	18,018

	$43,968	$45,769

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2011 and 2010 (in thousands):

		2011	2010
Senior term notes	Notes payable, maturing in 2016, secured by assets, variable interest rate (LIBOR + 1.75% or 2.0% at December 31, 2011)	$573,984	$—

Senior term notes	Notes payable, secured by assets, variable interest rate (LIBOR + 2.25% or 2.5% at December 31, 2010), repaid in 2011	—	493,750

Revolving credit	Revolving line of credit, maturing in 2016, secured by assets, variable interest rate	—	—

Secured seller notes	Notes payable, various maturities through 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 9.0% to 10.0%	346	868

	Total debt obligations	574,330	494,618

	Capital lease obligations	44,523	32,418

		618,853	527,036

	Less — current portion	(32,571)	(28,101)

		$586,282	$498,935

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2011 are presented below (in thousands):

	Debt Obligations	Capital Lease Obligations	Total
2012	$29,372	$3,199	$32,571
2013	32,731	3,374	36,105
2014	43,594	3,430	47,024
2015	47,227	3,625	50,852
2016	421,406	3,395	424,801
Thereafter	—	27,500	27,500

Total	$574,330	$44,523	$618,853

Senior Credit Facility

In August 2010, we entered into a new senior credit facility with various lenders for $600 million of senior secured credit facilities with Bank of America, N.A. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent, collateral agent, issuing bank and swing line lender. At the time of entering into the senior

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6.	Long-Term Obligations, continued

credit facility, it included $500 million of senior term notes and $100 million revolving credit facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $10 million and the aggregate unused amount of the revolving credit facility then in effect. In connection with this transaction, we paid financing costs in the amount of $9.1 million, of which $2.1 million, or $1.3 million after tax were recognized as part of income from continuing operations, the remainder was capitalized as deferred financing costs.

In August 2011, we amended and restated our existing senior credit facility to allow for additional senior term notes in the amount of $100 million and an additional $25 million aggregate principal amount of revolving commitments. Bank of America, N.A. and JP Morgan Chase Bank, N.A. are co-syndication agents for the amended senior credit facility, while Wells Fargo, N.A. remains the administrative agent, collateral agent, issuing bank and swing line lender. The amended senior credit facility called for $581.3 million in senior term notes and a $125 million revolving credit facility. The funds borrowed from the additional senior term notes were used to repay in full, amounts borrowed in connection with the acquisition of Vetstreet on August 9, 2011. The terms of the amended and restated senior credit facility are discussed below in this footnote. In connection with the amendment we incurred $2.9 million in financing costs, of which approximately $865,000 were recognized as part of income from continuing operations and approximately $2.0 million was capitalized as deferred financing costs. In addition, we expensed $1.1 million of previously capitalized deferred financing costs associated with lenders who exited the syndicate on the amendment date or those that were determined to be extinguished.

Interest Rate.    In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•

the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•

the adjusted Eurodollar rate (as defined below) plus a margin of 1.50% per annum for the senior term notes existing from May 2005 to August 2010, for the senior term notes existing from August 2010 to August 2011 a margin of 2.25% per annum and for the senior term notes existing since August 2011 until the date of delivery of the compliance certificate and the financial statements for the period ending September 30, 2011, a percentage, per annum, determined by reference to the following table as if the Leverage Ratio then in effect were in Level II below, and thereafter, a percentage, per annum, determined by reference to the Leverage Ratio in effect from time to time as set forth in the following table:

Level	Leverage Ratio	Applicable Margin for Eurodollar Rate Loans	Applicable Revolving Commitment Fee %
I	≥ 2.50:1.00	2.25%	0.50%
II	< 2.50:1.00 and ≥ 1.75:1.00	1.75%	0.375%
III	< 1.75:1.00 and ≥ 1.00:1.00	1.50%	0.25%
IV	< 1.00:1.00	1.25%	0.20%

The base rate for the previous senior term notes existing from May 2005 to August 2010 is the higher of (a) Wells Fargo’s prime rate or (b) the Federal funds rate plus 0.5%. The base rate for the senior term notes, existing from August 2010 to August 2011, and the amended notes existing since August 2011, is a rate per annum equal to the greatest of Wells Fargo’s prime rate in effect on such day, the Federal funds effective rate in effect on such day plus 0.5% and the adjusted Eurodollar rate for a one-month interest period commencing on such day plus 1.0%. The adjusted Eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Eurocurrency liabilities.”

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

	2012	2013	2014	2015	2016
Senior term notes	$29,063	$32,695	$43,594	$47,227	$421,405

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 19, 2016. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2011, we had no borrowings under our revolving credit facility.

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

Debt Covenants.    The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2011, we had a fixed charge coverage ratio of 1.78 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 2.14 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

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

The following table summarizes cash received or cash paid and unrealized gains or losses recognized as a result of our interest rate swap agreements (in thousands):

	For Years Ended December 31,
	2011	2010	2009
Cash paid(1)	$—	$382	$9,784
Recognized gain from ineffectiveness(2)	$—	$—	$(70)

(1)	Our interest rate swap agreements effectively converted a certain amount of our variable-rate debt under our senior credit facility to fixed-rate debt for purposes of hedging against the risk of increasing interest rates. The above table depicts cash payments to the counterparties on our swap agreements. These payments are offset by a corresponding decrease in interest paid on our variable-rate debt under our senior credit facility. These amounts are included in interest expense in our consolidated income statements.

(2)	These recognized gains are included in other expense (income) in our consolidated income statements.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7.	Fair Value

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

Non-Recurring Assets

Non-financial assets and non-financial liabilities measured on a non-recurring basis are accounted for in accordance with FASB’s guidance on fair value measurement.

During the quarter ended December 31, 2011, our Medical Technology goodwill with a carrying amount of $29.5 million was written down to its implied fair value of $8.2 million, resulting in an impairment charge of $21.3 million, which was included in earnings in the period. The fair value of goodwill was calculated using Level 3 inputs.

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

Long-Term Debt.    The fair value of debt at December 31, 2011 and December 31, 2010 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$573,984	$573,984	$493,750	$496,219

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends or make other distributions in respect of our common stock. Specifically, our amended and restated senior credit facility dated August 16, 2011 prohibits us from declaring, ordering, paying, or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

9.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2011, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. We maintain three plans: the 1996 Stock Incentive Plan; the 2001 Stock Incentive Plan; and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2011, the sum of the shares previously issued pursuant to awards under the 2006 Plan and the shares of common stock remaining available for future issuance under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 6,697,435 shares. The number of shares of common stock remaining available for future issuance under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, cancelled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2011 was 2,646,923. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from two to six years, and outstanding options typically expire between five and ten years from the date of grant.

Stock Option Activity

A summary of our stock option activity for 2011 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,323	$16.45
Granted	894	15.98
Exercised	(395)	10.12
Forfeited/Canceled	(46)	23.25

Outstanding at December 31, 2011	3,776	$16.92	2.3	$10,699

Exercisable at December 31, 2011	2,543	$17.23	1.1	$6,409

Vested and expected to vest at December 31, 2011.	3,720	$16.93	2.2	$4,097

There were 894,000 stock options granted during 2011, which had an estimated weighted- average grant date fair value of approximately $5.21. There were no stock options granted during 2010 and 2009. The

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Share-Based Compensation, continued

aggregate intrinsic value of our stock options exercised during 2011, 2010 and 2009 was $5.6 million, $3.3 million and $7.3 million, respectively. The actual tax benefit realized on options exercised during 2011, 2010 and 2009 was $2.2 million, $1.3 million and $2.8 million, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $2.2 million, $2.1 million and $72,000, respectively.

The following table summarizes information about the options outstanding at December 31, 2011 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$6.26 - $7.97	706,928	1.0	$ 7.01	706,928	$ 7.01
$15.33 - $30.70	3,069,002	2.3	$19.20	1,835,694	$21.16

	3,775,930			2,542,622

At December 31, 2011, there was $4.2 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over one year.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the fair value of those options granted during 2011, there were no options granted during 2010 and 2009:

Expected volatility(1)	39.0%
Weighted-average volatility(1)	39.0%
Expected dividends	0.0%
Expected term(2)	4.3 years
Risk-free rate(3)	0.79%

(1)	We estimated the volatility of our common stock on the date of grant based on both historical and implied volatility.

(2)	The expected term represents the period of time that we expect options to be outstanding. In 2011, we estimated the expected term based upon the weighted-average of our historical experience.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost that has been charged against income for stock options was $1.6 million, $2.6 million and $1.9 million for 2011, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $0.6 million, $1.0 million and $0.8 million for 2011, 2010 and 2009, respectively.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Share-Based Compensation, continued

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The non-vested stock awards to employees and executives generally vest as follows: 25% on the second anniversary of the grant date; 50% on the third anniversary of the grant date; and 25% on the fourth anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. Total compensation expense related to non-vested stock awards was $9.1 million, $6.7 million and $6.0 million in 2011, 2010 and 2009, respectively. The corresponding income tax benefit recognized in the income statement was $3.6 million, $2.6 million and $2.3 million for 2011, 2010 and 2009, respectively. As of December 31, 2011 there was $22.4 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of three years. A summary of our non-vested stock activity for 2011 is as follows (in thousands, except weighted-average fair value per share:

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2010	687	$26.16
Granted	1,248	$19.99
Vested	(336)	$28.81
Forfeited/Canceled	(83)	$21.33

Outstanding at December 31, 2011	1,516	$20.76

During 2011, we granted 1,248,046 shares of non-vested common stock. Of these awards 1,234,470 shares were granted to employees and 13,576 shares were granted to our non-employee directors. The awards to employees will vest as follows: 1,157,470 shares will vest in equal annual installments over four years, while 77,000 shares will vest in equal annual installments over six years. The shares awarded to our non-employee directors will vest in three equal annual installments.

Restricted Stock Unit Activity

Pursuant to the terms of the 2006 Equity Incentive Plan, on April 17, 2009, we awarded 84,757 restricted stock units in lieu of cash bonuses to our four senior executive officers for services performed in fiscal year 2008. Restricted stock units differ from the non-vested stock awards mentioned above in that the restricted stock units were fully vested or earned by the employee on the grant date however are restricted such that the participant will not have any right, title, or interest in, or otherwise be considered the owner of, any of the shares of common stock covered by the restricted stock units until such shares of common stock are settled. The restricted stock units will be settled upon the first to occur of the following: May 1, 2012, the date of the senior executive’s separation from service, death or disability, or the date of a change in control. The restricted stock units had a grant date fair value of $22.90 per share resulting in a total value of $1.9 million and the grant was considered a non-cash financing activity in the prior year. There were no restricted stock grants during 2011 or 2010.

10.	Commitments and Contingencies

a.    Leases

We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10.	Commitments and Contingencies, continued

The future minimum lease payments on operating leases at December 31, 2011 are as follows (in thousands):

2012	$59,024
2013	59,159
2014	58,445
2015	58,841
2016	58,692
Thereafter	698,031

Total	$992,192

Rent expense totaled $55.2 million, $51.9 million and $46.7 million in 2011, 2010 and 2009, respectively. Rental income totaled $920,000, $726,000 and $564,000 in 2011, 2010 and 2009, respectively.

b.    Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $26.2 million of products and services through 2016.

c.    Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $925,000.

Contingent consideration, such as earn-out liabilities, is recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.

d.    Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at both December 31, 2011 and 2010 were $1.5 million and $1.8 million, respectively, and are included in other accrued liabilities.

We paid $1.8 million, $3.3 million and $5.0 million in 2011, 2010 and 2009, respectively, to sellers for the unused portion of holdbacks.

e.    Other Contingencies

We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Federal:
Current	$45,765	$51,717	$49,416
Deferred	17,330	11,536	20,910

	63,095	63,253	70,326

State:
Current	10,710	12,892	10,564
Deferred	2,222	1,957	3,690

	12,932	14,849	14,254

	$76,027	$78,102	$84,580

The net deferred income tax assets (liabilities) at December 31, 2011 and 2010 are comprised of the following (in thousands):

	December 31,
	2011	2010
Current deferred income tax assets:
Accounts receivable	$5,362	$4,996
State taxes	4,469	5,329
Other liabilities and reserves	8,112	6,528
Other assets	7,046	904
Inventory	1,321	1,262

Total current deferred income tax assets	$26,310	$19,019

Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$29,362	$31,377
Write-down of assets	1,222	1,216
Start-up costs	335	333
Other assets	31,306	25,826
Intangible assets	(128,947)	(113,685)
Property and equipment	(27,131)	(19,105)
Unrealized loss on investments	1,961	1,950
Share-based compensation	6,416	6,115
Valuation allowance	(15,753)	(16,158)

Total non-current deferred income tax liabilities, net	$(101,229)	$(82,131)

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes, continued

At December 31, 2011, we had Federal net operating loss (“NOL”) carryforwards of approximately $71.5 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2029. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards as well as certain investment-related expenditures where the realization of the benefits is not more likely than not to occur. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.

Our effective tax rate was 44.3%, 41.5% and 39.2% in 2011, 2010 and 2009, respectively.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2011	2010	2009
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.9	6.0	4.1
Goodwill impairment	4.3	—	—
Miscellaneous	0.1	0.5	0.1

	44.3%	41.5%	39.2%

The provision for 2010 income taxes includes tax expense of $3.5 million, related to additional state tax payments required as a result of a tax settlement reached.

We are regularly audited by federal and state tax authorities. Our 2010, 2009 and 2008 taxable years are currently open for IRS audit. The previous four years are generally open for state audit.

12.	Noncontrolling Interests

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our consolidated income statements. Noncontrolling interest in income of subsidiaries was $4.5 million, $3.9 million and $4.2 million in 2011, 2010 and 2009, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as noncontrolling interests in our consolidated balance sheets. At December 31, 2011 and 2010, noncontrolling interest was $10.1 million and $10.6 million, respectively.

a.    Mandatorily Redeemable Noncontrolling Interests

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize changes in the obligation as an interest cost in the consolidated income statements. At December 31, 2011 and 2010, these

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12.	Noncontrolling Interests, continued

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

The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2008		$4,008
Noncontrolling interest	$632
Redemption value change	—	632

Formation of noncontrolling interests		370
Distribution to noncontrolling interests		(641)

Balance as of December 31, 2009		4,369
Noncontrolling interest	$757
Redemption value change	—	757

Formation of noncontrolling interests		1,390
Distribution to noncontrolling interests		(717)

Balance as of December 31, 2010		5,799
Noncontrolling interest	$840
Redemption value change	716	1,556

Formation of noncontrolling interests		510
Distribution to noncontrolling interests		(901)

Balance as of December 31, 2011		$6,964

13.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.0 million, $1.6 million and $1.8 million in 2011, 2010 and 2009, respectively.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Lines of Business

Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in “All Other” in the following tables are our medical technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our Vetstreet business, which provides online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments. Although we have animal hospitals and laboratories in Canada, we have not disclosed any geographic segment information as our Canadian operations are immaterial to our financial statements as a whole.

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

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
2011
External revenue	$1,150,120	$272,468	$62,773	$—	$—	$1,485,361
Intercompany revenue	—	44,329	17,657	—	(61,986)	—

Total revenue	1,150,120	316,797	80,430	—	(61,986)	1,485,361
Direct costs	970,310	173,007	59,459	—	(55,872)	1,146,904

Gross profit	179,810	143,790	20,971	—	(6,114)	338,457
Selling, general and administrative expense	24,342	27,864	19,136	49,770	—	121,112
Goodwill impairment	—	—	21,310	—	—	21,310
Net loss on sale of assets	327	21	27	7	—	382

Operating income (loss)	$155,141	$115,905	$(19,502)	$(49,777)	$(6,114)	$195,653

Depreciation and amortization	$40,319	$10,111	$5,022	$2,853	$(1,317)	$56,988
Capital expenditures	$45,753	$6,082	$6,448	$7,299	$(2,097)	$63,485
Total assets at December 31, 2011	$1,439,103	$232,423	$202,187	$142,793	$(21,138)	$1,995,368

2010
External revenue	$1,052,462	$273,616	$55,390	$—	$—	$1,381,468
Intercompany revenue	—	37,038	8,623	—	(45,661)	—

Total revenue	1,052,462	310,654	64,013	—	(45,661)	1,381,468
Direct costs	880,072	168,458	44,736	—	(42,962)	1,050,304

Gross profit	172,390	142,196	19,277	—	(2,699)	331,164
Selling, general and administrative expense	23,539	26,243	14,507	59,252	—	123,541
Net loss on sale of assets	273	22	71	8	—	374

Operating income (loss)	$148,578	$115,931	$4,699	$(59,260)	$(2,699)	$207,249

Depreciation and amortization	$32,456	$9,738	$2,437	$2,474	$(1,036)	$46,069
Capital expenditures	$52,243	$5,176	$857	$5,516	$(1,841)	$61,951
Total assets at December 31, 2010	$1,320,619	$215,483	$69,082	$175,297	$(14,059)	$1,766,422

2009
External revenue	$994,215	$277,528	$42,764	$—	$—	$1,314,507
Intercompany revenue	—	32,529	5,793	—	(38,322)	—

Total revenue	994,215	310,057	48,557	—	(38,322)	1,314,507
Direct costs	810,517	166,565	32,721	—	(36,528)	973,275

Gross profit	183,698	143,492	15,836	—	(1,794)	341,232
Selling, general and administrative expense	21,174	22,895	12,885	38,715	—	95,669
Net loss on sale of assets	652	11	11	3,361	—	4,035

Operating income (loss)	$161,872	$120,586	$2,940	$(42,076)	$(1,794)	$241,528

Depreciation and amortization	$26,769	$9,325	$2,000	$2,307	$(830)	$39,571
Capital expenditures	$40,137	$7,518	$919	$3,994	$(1,767)	$50,801
Total assets at December 31, 2009	$1,158,891	$207,043	$71,019	$201,024	$(10,573)	$1,627,404

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2010 and ending December 31, 2011 (in thousands):

	2011 Quarter Ended				2010 Quarter Ended
	Dec. 31(1)	Sep. 30(2)	Jun. 30	Mar. 31	Dec. 31	Sep. 30(3)	Jun. 30(4)	Mar. 31
Revenue	$368,998	$385,135	$376,105	$355,123	$338,112	$358,703	$353,919	$330,734
Gross profit	$71,710	$90,137	$96,832	$79,778	$69,586	$85,299	$93,484	$82,795
Operating income	$14,197	$57,841	$70,109	$53,506	$40,124	$58,042	$52,453	$56,630
Net income	$(2,060)	$31,359	$40,065	$30,496	$22,122	$28,587	$30,517	$32,932
Net income attributable to VCA Antech, Inc	$(3,215)	$30,169	$39,612	$28,839	$21,473	$27,431	$29,404	$31,935
Basic earnings per common share	$(0.04)	$0.35	$0.46	$0.33	$0.25	$0.32	$0.34	$0.37
Diluted earnings per common share	$(0.04)	$0.35	$0.45	$0.33	$0.25	$0.32	$0.34	$0.37

(1)	Included in fourth quarter operating income is a $21.3 million non-cash goodwill impairment charge, or $0.25 per diluted share, related to our medical technology business.

(2)	Included in third quarter net income is $2.8 million, or $0.02 per diluted share, related to costs incurred in conjunction with the refinance of our senior credit facility, see Note 6, Long-Term Obligations.

(3)	Included in third quarter net income is $2.6 million, or $0.02 per diluted share, related to costs incurred in conjunction with the refinance of our senior credit facility, see Note 6, Long-Term Obligations. The third quarter net income also included tax expense of $3.5 million, or $0.04 per diluted share related to settlement of taxes on 2004 through 2007 taxable income.

(4)	Included in second quarter operating income is $14.5 million in consulting and SERP expenses to be paid in accordance with consulting and SERP agreements entered into on June 30, 2010.

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

16.	Subsequent Events

On January 31, 2012, we increased our investment in Associate Veterinary Clinics (1981) LTD, (“AVC”) by approximately CDN $81 million becoming the sole non-veterinarian shareholder of AVC. AVC is a leading animal healthcare company in Canada, with 44 hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care.

VCA Antech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16.	Subsequent Events, continued

On January 25, 2012, we amended our senior credit facility to replenish the aggregate amount of New Term Loan Commitments available under the Credit Agreement, to a maximum of $100 million, after giving effect to the January 24, 2012 funding of $50 million of New Term Loan Commitments in connection with our increased investment in AVC, detailed above.

VCA Antech, Inc. and Subsidiaries

Schedule I — Condensed Financial Information of Registrant

VCA Antech, Inc. (Parent Company)

Condensed Balance Sheets

(In thousands)

	December 31,
	2011	2010
Assets:
Investment in subsidiaries	$1,031,626	$936,540
Intercompany receivable	76,252	62,384

Total assets	$1,107,878	$998,924

Stockholders’ equity:
Common stock	87	86
Additional paid-in capital	361,715	347,848
Retained earnings	745,658	650,253
Accumulated other comprehensive loss	418	737

Total stockholders’ equity	$1,107,878	$998,924

The accompanying notes are an integral part of these condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries

Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)

Condensed Statements of Income

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Revenue	$—	$—	$—
Direct costs	—	—	—

Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—

Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	95,405	110,243	131,428

Income before provision for income taxes	95,405	110,243	131,428
Provision for income taxes	—	—	—

Net income	95,405	110,243	131,428
Net income attributable to noncontrolling interests	—	—	—

Net income attributable to VCA Antech, Inc	$95,405	$110,243	$131,428

The accompanying notes are an integral part of these condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries

Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)

Condensed Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$95,405	$110,243	$131,428
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(95,405)	(110,243)	(131,428)
Increase in intercompany receivable	(3,999)	(5,510)	(15,297)

Net cash used in operating activities	(3,999)	(5,510)	(15,297)

Cash flows provided by investing activities:
Other	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	3,999	5,510	15,297

Net cash provided by financing activities	3,999	5,510	15,297

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries

Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)

Notes to Condensed Financial Statements

Note 1.    Guarantees

The borrowings under the senior credit facility are guaranteed by VCA Antech, Inc. (“VCA”) and its wholly-owned subsidiaries. Vicar Operating, Inc. (“Vicar”), a wholly-owned subsidiary of VCA, may borrow up to $125 million under a revolving line of credit under the senior credit facility. VCA’s guarantee under the senior credit facility is secured by the assets of its wholly-owned subsidiaries in addition to a pledge of capital stock or similar equity interest of its wholly-owned subsidiaries.

See Note 6, Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.

Note 2.    Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2011, 2010 and 2009, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Other(1)	Balance at End of Period
Year ended December 31, 2011
Allowance for uncollectible accounts(2)	$13,801	$6,742	$—	$(6,178)	$613	$14,978
Year ended December 31, 2010
Allowance for uncollectible accounts(2)	$13,015	$7,366	$—	$(7,237)	$657	$13,801
Year ended December 31, 2009
Allowance for uncollectible accounts(2)	$11,025	$7,048	$—	$(5,505)	$447	$13,015

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2012 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2012 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2012 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2012 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2012 annual meeting of stockholders and is incorporated herein by this reference.

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

(3)	EXHIBITS — See Exhibit Index attached to this annual report on Form 10-K.

List of Exhibits

Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.
3.2	Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.3	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.
3.4	Second Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed May 1, 2006.
4.1	Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.
10.1	Credit and Guaranty Agreement, dated August 19, 2010, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc., as guarantors, various lenders from time to time partly thereto, Wells Fargo Bank N.A., as administrative agent, collateral agent, issuing bank and swing line lender, Bank of America, N.A., as syndication agent, and JP Morgan Chase Bank, N.A., U.S. Bank National Association, and Union Bank, N.A., as co-documentation agents. Portions of the schedules have been omitted pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed November 8, 2010.
10.2	Amended and Restated Credit and Guaranty Agreement dated August 16, 2011, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as Guarantors, the Lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and U.S. Bank National Association and Union Bank, N.A., as Co-Documentation Agents, concerning newly acquired assets of the Company. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.
10.3	First Amendment to Amended and Restated Credit & Guaranty Agreement dated January 25, 2012, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, and Wells Fargo as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 27, 2012.10.4* Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10.4*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10.5*	Employment Agreement, dated as of November 27, 2001, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.
10.6*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10.7*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

Number	Exhibit Description
10.8*	Letter Agreement, dated as of March 9, 2004, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
10.9*	Letter Agreement, dated as of April 15, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.
10.10*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.15 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10.11*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10.12*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10.13*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 29, 2008.
10.14*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.15*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.19 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.16*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.17*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.
10.18*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.19*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.20*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.21*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.22*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.23*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K dated July 7, 2010.

Number	Exhibit Description
10.24*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.7 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.25*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.8 to the Registrant’s current report on Form 8-K dated July 7, 2010.
10.26*	Amendment No. 1 to the Consulting Agreement, effective as of September 30, 2010, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q filed November 8, 2010.
10.27*	Amendment No. 1 to the Consulting Agreement, effective as of September 30, 2010, by and between VCA Antech, Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q filed November 8, 2010.
10.28*	Summary of Executive Officer Compensation. Incorporated by reference to Exhibit 10.27 to the Registrant’s annual report on Form 10-K filed February 28, 2011.
10.29*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.30	Amended and Restated 1996 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.31	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.32	VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.33	Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.34	Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.35	Restricted Stock Unit Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.36	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.
10.37	Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Antech, Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.
10.38	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1	Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).

Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

VCA Antech, Inc.

By:	/s/ TOMAS W. FULLER
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer,
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

Signature	Title	Date

/s/ Robert L. Antin Robert L. Antin	Chairman of the Board, President and Chief Executive Officer	February 29, 2012

/s/ Tomas W. Fuller Tomas W. Fuller	Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary	February 29, 2012

/s/ John M. Baumer John M. Baumer	Director	February 29, 2012

/s/ John Heil John Heil	Director	February 29, 2012

/s/ Frank Reddick Frank Reddick	Director	February 29, 2012

/s/ John B. Chickering, Jr. John B. Chickering, Jr.	Director	February 29, 2012

*By:		Director
Attorney-in-Fact