Form 10-Q
period 2012-03-31
VCA ANTECH INC
filed 2012-05-10
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-16783
___________________________________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 87,500,630 shares as of May 2, 2012.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
March 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$72,716	$63,651
Trade accounts receivable, less allowance for uncollectible accounts of $15,212 and $14,978 at March 31, 2012 and December 31, 2011, respectively	63,849	58,279
Inventory	52,697	48,661
Prepaid expenses and other	24,091	21,883
Deferred income taxes	26,854	26,310
Prepaid income taxes	6,087	18,373
Total current assets	246,294	237,157
Property and equipment, net	377,082	370,646
Goodwill	1,338,569	1,237,607
Other intangible assets, net	112,285	92,403
Notes receivable, net	6,090	6,202
Deferred financing costs, net	5,188	5,435
Other	44,083	45,918
Total assets	$2,129,591	$1,995,368
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$34,920	$32,571
Accounts payable	40,136	37,797
Accrued payroll and related liabilities	55,829	42,658
Other accrued liabilities	54,402	43,968
Total current liabilities	185,287	156,994
Long-term debt, less current portion	621,898	586,282
Deferred income taxes	109,361	101,229
Other liabilities	34,800	25,947
Total liabilities	951,346	870,452
Commitments and contingencies
Redeemable noncontrolling interests	6,950	6,964
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 87,498 and 86,796 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	87	87
Additional paid-in capital	378,609	361,715
Retained earnings	780,903	745,658
Accumulated other comprehensive income	1,482	418
Total VCA Antech, Inc. stockholders’ equity	1,161,081	1,107,878
Noncontrolling interests	10,214	10,074
Total equity	1,171,295	1,117,952
Total liabilities and equity	$2,129,591	$1,995,368
The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$409,465	$355,123
Direct costs	316,086	275,345
Gross profit	93,379	79,778
Selling, general and administrative expense	39,051	26,183
Net loss on sale of assets	523	89
Operating income	53,805	53,506
Interest expense, net	4,087	4,019
Business combination adjustment gain	(5,719)	—
Other (income) expense	(207)	58
Income before provision for income taxes	55,644	49,429
Provision for income taxes	19,323	18,933
Net income	36,321	30,496
Net income attributable to noncontrolling interests	1,076	1,657
Net income attributable to VCA Antech, Inc	$35,245	$28,839
Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.40	$0.33
Weighted-average shares outstanding for basic earnings per share	86,984	86,355
Weighted-average shares outstanding for diluted earnings per share	88,055	87,245
The accompanying notes are an integral part of these condensed, consolidated financial statements.

 VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income(1)	$36,321	$30,496
Other comprehensive income:
Foreign currency translation adjustments	927	249
Unrealized gain on foreign currency	225	189
Tax expense	(88)	(73)
Other comprehensive income	1,064	365
Total comprehensive income	37,385	30,861
Comprehensive income attributable to noncontrolling interests(1)	(1,076)	(1,657)
Comprehensive income attributable to VCA Antech, Inc	$36,309	$29,204
 ____________________________

(1)
Includes approximately $510 thousand and $1.2 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the three months ended March 31, 2012 and March 31, 2011, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $595 and $629 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	28,839	—	433	29,272
Foreign currency translation adjustment	—	—	—	—	249	—	249
Unrealized gain on foreign currency, net of tax	—	—	—	—	116	—	116
Distribution to noncontrolling interests	—	—	—	—	—	(415)	(415)
Purchase of noncontrolling interests	—	—	263	—	—	(875)	(612)
Share-based compensation	—	—	1,068	—	—	—	1,068
Issuance of common stock under stock incentive plans	239	—	1,175	—	—	—	1,175
Stock repurchases	—	—	(2,337)	—	—	—	(2,337)
Excess tax benefit from stock options	—	—	185	—	—	—	185
Tax shortfall and other from stock options and awards	—	—	(583)	—	—	—	(583)
Balances, March 31, 2011	86,418	$86	$347,619	$679,092	$1,102	$9,704	$1,037,603

Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $176 and $334 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	35,245	—	566	35,811
Foreign currency translation adjustment	—	—	—	—	927	—	927
Unrealized loss on foreign currency, net of tax	—	—	—	—	137	—	137
Distribution to noncontrolling interests	—	—	—	—	—	(426)	(426)
Share-based compensation	—	—	4,183	—	—	—	4,183
Issuance of common stock under stock incentive plans	229	—	2,621	—	—	—	2,621
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	—	—	(614)	—	—	—	(614)
Excess tax benefit from stock options	—	—	187	—	—	—	187
Tax shortfall and other from stock options and awards	—	—	17	—	—	—	17
Balances, March 31, 2012	87,498	$87	$378,609	$780,903	$1,482	$10,214	$1,171,295
The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$36,321	$30,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,562	13,380
Amortization of debt issue costs	322	388
Provision for uncollectible accounts	1,146	1,297
Business combination adjustment gain	(5,719)	—
Net loss on sale of assets	523	89
Share-based compensation	4,183	1,068
Deferred income taxes	4,212	8,035
Excess tax benefit from exercise of stock options	(187)	(185)
Other	(391)	(358)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,606)	(6,933)
Inventory, prepaid expense and other assets	(2,939)	1,417
Accounts payable and other accrued liabilities	814	(8,120)
Accrued payroll and related liabilities	10,725	10,734
Income taxes	12,698	9,922
Net cash provided by operating activities	73,664	61,230
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(65,472)	(5,812)
Real estate acquired in connection with business acquisitions	—	(1,200)
Property and equipment additions	(16,072)	(12,034)
Proceeds from sale of assets	36	22
Other	193	(131)
Net cash used in investing activities	(81,315)	(19,155)
Cash flows from financing activities:
Repayment of debt	(34,626)	(7,301)
Proceeds from issuance of long-term debt	50,000	—
Proceeds from revolving credit facility	50,000	—
Repayment of revolving credit facility	(50,000)	—
Payment of financing costs	(101)	—
Distributions to noncontrolling interest partners	(719)	(652)
Proceeds from issuance of common stock under stock option plans	2,621	1,175
Excess tax benefit from exercise of stock options	187	185
Stock repurchases	(579)	(2,337)
Other	(151)	—
Net cash provided by (used in) financing activities	16,632	(8,930)
Effect of currency exchange rate changes on cash and cash equivalents	84	128
Increase in cash and cash equivalents	9,065	33,273
Cash and cash equivalents at beginning of period	63,651	97,126
Cash and cash equivalents at end of period	$72,716	$130,399

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

Supplemental disclosures of cash flow information:
Interest paid	$3,854	$3,778
Income taxes paid	$1,877	$976
Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$136,579	$5,350
Fair value of pre-existing investment in AVC	(11,850)	—
Noncontrolling interest	(6,071)	—
Cash paid for acquisitions	(65,273)	(5,150)
Cash paid to debt holders	(25,915)	—
Issuance of common stock for acquisitions	(10,500)	—
Holdbacks	(1,275)	(200)
Liabilities assumed	$15,695	$—
The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.	Nature of Operations
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”) and Vetstreet.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2012, we operated 589 animal hospitals throughout 41 states and in Canada.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2012, we operated 53 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. For further information, refer to our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2012 (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2011	$1,035,401	$96,810	$105,396	$1,237,607
Goodwill acquired	92,264	8	10,075	102,347
Other (1)	(1,565)	13	167	(1,385)
Balance as of March 31, 2012 (2)	$1,126,100	$96,831	$115,638	$1,338,569
 ____________________________

(1)	Other includes acquisition-price adjustments, which consist primarily of an adjustment related to capital leases, buy- outs and foreign currency translation adjustments.

(2)	Net of accumulated impairment losses of $21.3 million, all related to our medical technology business included in "All Other" in the above table.
We had no impairment losses during the three months ended March 31, 2012.
Other Intangible Assets
Our amortizable intangible assets at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncontractual customer relationships	$100,723	$(24,444)	$76,279	$82,891	$(21,147)	$61,744
Covenants not-to-compete	13,350	(7,191)	6,159	13,035	(8,067)	4,968
Favorable lease asset	5,571	(1,823)	3,748	5,571	(3,210)	2,361
Trademarks	8,162	(1,954)	6,208	7,405	(1,686)	5,719
Contracts	4,061	(296)	3,765	3,500	(185)	3,315
Technology	18,957	(2,872)	16,085	16,589	(2,342)	14,247
Client lists	84	(43)	41	84	(35)	49
Total	$150,908	$(38,623)	$112,285	$129,075	$(36,672)	$92,403

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended March 31,
	2012	2011
Aggregate amortization expense	$4,876	$2,655
The estimated amortization expense related to intangible assets for the remainder of 2012 and each of the succeeding years thereafter as of March 31, 2012 is as follows (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

Remainder of 2012	$16,198
2013	19,348
2014	17,022
2015	15,157
2016	11,933
Thereafter	32,627
Total	$112,285

4.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred revenue	$10,248	$7,025
Accrued health insurance	5,722	5,553
Deferred rent	4,023	3,626
Accrued consulting fees	2,886	2,886
Holdbacks and earnouts	3,336	2,250
Customer deposits	2,339	2,281
Accrued lab service rebates	192	332
Other	25,656	20,015
	$54,402	$43,968

5.	Long-Term Obligations
Senior Credit Facility
On January 25, 2012, we executed an amendment (the "first amendment") to our Amended and Restated Credit and Guaranty Agreement entered into as of August 16, 2011 (our "senior credit facility"). On January 24, 2012, we issued new term loans in the aggregate principal amount of $50.0 million, which reduced the amount of uncommitted incremental facilities we could thereafter elect to request from $100.0 million in the aggregate to $50.0 million in the aggregate. The aforementioned amendment on January 25, 2012 replenished the aggregate principal amount of uncommitted incremental facilities by $50.0 million to permit us to request up to an aggregate principal amount of $100.0 million in uncommitted incremental facilities. The funds borrowed from the Incremental Facility were used to repay in full amounts borrowed to fund an additional investment in Associate Veterinary Clinics (1981) LTD ("AVC") on February 1, 2012. In connection with the first amendment we incurred $122,300 in financing costs, of which approximately $47,300 were recognized as part of income from continuing operations and $75,000 were capitalized as deferred financing costs.
The following table summarizes our long-term obligations at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Revolver	$—	$—
Senior term notes at the Adjusted Eurodollar rate + 1.75% (2.00% at March 31, 2012)	616,094	573,984
Other debt and capital lease obligations	40,724	44,869
Total debt obligations	656,818	618,853
Less - current portion	(34,920)	(32,571)
	$621,898	$586,282

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

5.	Long-Term Obligations, continued
Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•
the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•
the adjusted Eurodollar rate (as defined below) plus a margin of 1.75% (Level II, see table below) per annum until the date of delivery of the compliance certificate and the financial statements for the period ending March 31, 2012, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

Level	Leverage Ratio	Applicable Margin for Eurodollar Rate Loans	Applicable Revolving Commitment Fee %
I	≥ 2.50:1.00	2.25%	0.50%
II	< 2.50:1.00 and ≥ 1.75:1.00	1.75%	0.375%
III	< 1.75:1.00 and ≥ 1.00:1.00	1.50%	0.25%
IV	< 1.00:1.00	1.25%	0.20%
The base rate for the senior term notes is a rate per annum equal to the greatest of Wells Fargo Bank, N.A. ("Wells Fargo") prime rate in effect on such day, the Federal funds effective rate in effect on such day plus 0.5% and the adjusted Eurodollar rate for a one-month interest period commencing on such day plus 1.0%. The adjusted Eurodollar rate is defined as the rate per annum obtained by dividing (1) the rate of interest offered to Wells Fargo on the London interbank market by (2) a percentage equal to 100% minus the stated maximum rate of all reserve requirements applicable to any member bank of the Federal Reserve System in respect of “Eurocurrency liabilities.”

Maturity and Principal Payments. The amended and restated senior term notes mature on August 19, 2016. Principal payments on the senior term notes are paid quarterly in the amount of $7.9 million for the first six quarters beginning on June 30, 2012, quarterly payments of $11.8 million for the two years following, and quarterly payments of $15.8 million for the three quarters prior to maturity at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

2012 (1)	$23,672
2013	35,508
2014	47,344
2015	51,289
2016	458,281
Thereafter	—
Total	$616,094
 ____________________________

(1)	Relates to the period from April 1, 2012 through December 31, 2012.
The revolving credit facility matures on August 19, 2016. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity.
Guarantees and Security. We and each of our wholly-owned subsidiaries guarantee the outstanding debt under our senior credit facility. These borrowings, along with the guarantees of the subsidiaries, are further secured by substantially all of our consolidated assets. In addition, these borrowings are secured by a pledge of substantially all of the capital stock, or similar equity interests, of our wholly-owned subsidiaries.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

6.	Fair Value Measurements
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
Long-Term Debt. The fair value of debt at March 31, 2012 and December 31, 2011 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$616,094	$616,094	$573,984	$573,984
At March 31, 2012 and December 31, 2011, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

7.	Share-Based Compensation
Stock Option Activity
A summary of our stock option activity for the three months ended March 31, 2012 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	3,776	$16.92
Granted	—	$—
Exercised	(172)	$15.20
Canceled	(39)	$20.13
Outstanding at March 31, 2012	3,565	$16.96
Exercisable at March 31, 2012	2,671	$17.29
Vested and expected to vest at March 31, 2012	3,525	$16.98
There were no stock options granted during the three months ended March 31, 2012. The aggregate intrinsic value of our stock options exercised during the three months ended March 31, 2012 was $1.1 million, and the actual tax benefit realized on options exercised during this period was $450,000.
At March 31, 2012 there was $3.8 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 3.5 years.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

7.	Share-Based Compensation, continued
The compensation cost that has been charged against income for stock options for the three months ended March 31, 2012 and 2011 was $474,000 and $347,000, respectively. The corresponding income tax benefit recognized was $186,000 and $136,000 for the three months ended March 31, 2012 and 2011, respectively.
Nonvested Stock Activity
During the three months ended March 31, 2012 we granted 36,112 shares of nonvested common stock as incentives to certain employees. Assuming continued service through each vesting date, the majority of these awards will vest in four equal annual installments beginning February 2013 through April 2016.
Total compensation cost charged against income related to nonvested stock awards was $3.7 million and $721,000 for the three months ended March 31, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $1.5 million and $281,000 for the three months ended March 31, 2012 and 2011, respectively.
At March 31, 2012, there was $19.5 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 3.1 years. A summary of our nonvested stock activity for the three months ended March 31, 2012 is as follows:

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2011	1,516	$20.76
Granted	36	$22.85
Vested	(84)	$30.22
Forfeited/Canceled	2	$25.10
Outstanding at March 31, 2012	1,470	$20.27

8.	Calculation of Earnings per Share
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

	Three Months Ended March 31,
	2012	2011
Net income attributable to VCA Antech, Inc	$35,245	$28,839
Weighted-average common shares outstanding:
Basic	86,984	86,355
Effect of dilutive potential common shares:
Stock options	560	690
Nonvested shares	511	200
Diluted	88,055	87,245
Basic earnings per share	$0.41	$0.33
Diluted earnings per share	$0.40	$0.33
For the three months ended March 31, 2012 and 2011, potential common shares of 1,067,063 and 46,270, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

9.	Lines of Business
Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in “All Other” in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our Vetstreet and ThinkPets businesses, which provides online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. In addition, Vetstreet.com provides a selection of products, information and services to the pet-owning community. These operating segments do not meet the quantitative or qualitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.
The accounting policies of our segments are essentially the same as those described in the summary of significant accounting policies included in our 2011 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

The following is a summary of certain financial data for each of our segments (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

9.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Three Months Ended March 31, 2012
External revenue	$316,125	$71,971	$21,369	$—	$—	$409,465
Intercompany revenue	—	12,759	4,956	—	(17,715)	—
Total revenue	316,125	84,730	26,325	—	(17,715)	409,465
Direct costs	270,569	44,179	17,658	—	(16,320)	316,086
Gross profit	45,556	40,551	8,667	—	(1,395)	93,379
Selling, general and administrative expense	7,057	7,598	9,283	15,113	—	39,051
Net loss (gain) on sale and disposal of assets	505	(7)	8	17	—	523
Operating income (loss)	$37,994	$32,960	$(624)	$(15,130)	$(1,395)	$53,805
Depreciation and amortization	$11,344	$2,553	$2,263	$764	$(362)	$16,562
Property and equipment additions	$10,766	$1,067	$1,722	$2,983	$(466)	$16,072
Three Months Ended March 31, 2011
External revenue	$269,941	$69,096	$16,086	$—	$—	$355,123
Intercompany revenue	—	10,453	3,010	—	(13,463)	—
Total revenue	269,941	79,549	19,096	—	(13,463)	355,123
Direct costs	230,388	42,819	14,638	—	(12,500)	275,345
Gross profit	39,553	36,730	4,458	—	(963)	79,778
Selling, general and administrative expense	6,083	6,636	3,556	9,908	—	26,183
Net loss on sale and disposal of assets	78	11	—	—	—	89
Operating income (loss)	$33,392	$30,083	$902	$(9,908)	$(963)	$53,506
Depreciation and amortization	$9,873	$2,471	$657	$680	$(301)	$13,380
Property and equipment additions	$9,535	$1,236	$759	$958	$(454)	$12,034

At March 31, 2012
Total assets	$1,563,615	$243,220	$229,372	$116,748	$(23,364)	$2,129,591
At December 31, 2011
Total assets	$1,439,103	$232,423	$202,187	$142,793	$(21,138)	$1,995,368

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

10.	Commitments and Contingencies
We have certain commitments, including operating leases and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained we will be obligated to pay approximately, an additional $761,000. Under the current business combination accounting guidance contingent consideration, such as earn-out liabilities, are recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.

b.	Other Contingencies
We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Income Taxes
The effective rate for the three months ended March 31, 2012 was 35.4%, as compared to 44.3% at December 31, 2011. The decrease in rate is in part due to the non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest.

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

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize redemption value changes in the obligation in interest expense. At March 31, 2012 and December 31, 2011, these liabilities were $9.4 million and $3.1 million, respectively, and are included in other liabilities in our consolidated balance sheets.

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

12.	Noncontrolling Interests, continued
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2010		$5,799
Noncontrolling interest	$193
Redemption value change	402	595
Formation of noncontrolling interests		—
Distribution to noncontrolling interests		(176)
Balance as of March 31, 2011		$6,218
Balance as of December 31, 2011		$6,964
Noncontrolling interest	$210
Redemption value change	(34)	176
Formation of noncontrolling interests		—
Distribution to noncontrolling interests		(190)
Balance as of March 31, 2012		$6,950

13.	Recent Accounting Pronouncements

In June 2011, the FASB finalized the accounting guidance for the Presentation of Comprehensive Income. The objective of the new guidance is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of the items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of which option is chosen it is required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.

The new guidance does not change the following: the items that must be reported in other comprehensive income; when an item of other comprehensive income must be reclassified to net income; the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects with a single amount shown for aggregate income tax expense; and does not affect how earnings per share is calculated or presented.

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

In September 2011, the FASB amended the accounting guidance on Intangibles--Goodwill and Other - Testing Goodwill for Impairment. The objective of this guidance is to reduce the cost and complexity of performing the annual goodwill impairment test and to improve the previous guidance by expanding the examples of events and circumstances that an entity should consider in the qualitative evaluation about the likelihood of goodwill impairment. The amendments allow an entity the option

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2012
(Unaudited)

13.	Recent Accounting Pronouncements, continued

of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The examples of events and circumstances included in the amendment that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment test supersede the examples in the existing guidance. If it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and may resume performing the qualitative assessment in any subsequent period. An entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under the existing guidance. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the amended goodwill impairment testing procedures will not significantly impact our consolidated financial statements.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 10, 2012, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after May 10, 2012 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
We are a leading international animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical based marketing solutions to the veterinary community.
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the United States and Canada. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2012, our animal hospital network consisted of 589 animal hospitals in 41 states and in three Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2012, our laboratory network consisted of 53 laboratories serving all 50 states and certain areas in Canada.

Our "All Other" category includes the results of our Medical Technology, Vetstreet and ThinkPets operating segments. Each of these segments did not meet the materiality thresholds to be reported individually.
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
Slow economic recovery and continued competition continues to impact our revenue. We are unable to forecast the timing or degree of any economic recovery. Further, trends in the general economy may not be reflected in our business at the same time or in the same degree as in the general economy. The timing and degree of any economic recovery, and its impact on our business, are among the important factors that could cause our actual results to differ from our forward-looking information.
Executive Overview
During the three months ended March 31, 2012, we achieved an increase in consolidated revenue primarily from acquired animal hospitals and other acquired businesses, as well as, organic growth in our animal hospital and laboratory businesses. Our Animal Hospital same-store revenue, adjusted for one additional business day, increased 2.2% for the three months ended March 31, 2012. Our Laboratory internal revenue increased 5.1% for the three months ended March 31, 2012. Improved operating results in our Animal Hospital and Laboratory business segments was largely offset by increased selling, general and administrative expenses resulting in essentially flat operating income in comparison to the prior year quarter.

Financing Transaction
On January 25, 2012 we amended our Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2011. The amendment replenishes the aggregate amount of uncommitted incremental facilities available under our senior credit facility to a maximum of $100 million, after giving effect to the funding of $50 million of new term loan commitments on January 24, 2012, which were drawn in connection with the additional investment made in Associate Veterinary Clinics (1981) LTD ("AVC"), detailed below.
Acquisitions
Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $75 million to $115 million of annualized Animal Hospital revenue in 2012. We also evaluate the acquisition of animal hospital chains and laboratories, or related businesses if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital segment during the three months ended March 31, 2012. There were no laboratories acquisitions during the three months ended March 31, 2012:

Animal Hospitals:
Beginning of period	541
Acquisitions, excluding AVC	9
Acquisitions, merged	(2)
AVC	44
Sold, closed or merged	(3)
End of period	589
The following table summarizes the aggregate consideration for the nine independent animal hospitals acquired during the three months ended March 31, 2012 , and the allocation of the acquisition price (in thousands):

Consideration:
Cash	$8,988
Holdback	225
Fair value of total consideration transferred	$9,213

Allocation of the Purchase Price:
Tangible assets	$308
Identifiable intangible assets	1,616
Goodwill (1)	7,289
Total	$9,213
____________________________

(1)     We expect that $3.4 million of the goodwill recorded for these acquisitions as of March 31, 2012, will be deductible for income tax purposes.
Associate Veterinary Clinics (1981) LTD Investment
On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care. This investment and planned additional investments in AVC will facilitate our continued expansion in the Canadian market. At the time of the investment AVC had annualized revenue of approximately CDN $95 million. Our consolidated financial statements reflect the operating results of AVC since January 31, 2012.

The following table summarizes the total investment and the preliminary allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,817
Cash paid to debt holders	25,915
Fair value of total consideration transferred	$74,732

Allocation of the Purchase Price:
Tangible assets	$11,670
Identifiable intangible assets	14,124
Goodwill (1)	84,983
Other liabilities assumed	(18,124)
92,653
Noncontrolling interest	(6,071)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,732
____________________________
(1)     As of March 31, 2012, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.
The allocation of the additional investment is preliminary, because certain events have not occurred or have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities.
The pro forma impacts on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.
ThinkPets Inc. (“ThinkPets”)
On February 1, 2012, we acquired 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We intend to consolidate the business of ThinkPets with our Vetstreet business, which we expect will improve the products and services it offers to clients of both companies. Our consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.
The following table summarizes the preliminary purchase price and the preliminary allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$3,067
Identifiable intangible assets	7,350
Goodwill (1)	10,075
Other liabilities assumed	(1,474)
Total	$19,018
____________________________

(1)     As of March 31, 2012, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.

The allocation of the purchase price is preliminary because certain events have not occurred or have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities.
The pro forma impacts on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, valuation of goodwill and other intangible assets, capitalized software costs, income taxes, and self-insured liabilities can be found in our 2011 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2012.
Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended March 31,
	2012	2011
Revenue:
Animal Hospital	77.2%	76.0%
Laboratory	20.7	22.4
All Other	6.4	5.4
Intercompany	(4.3)	(3.8)
Total revenue	100.0	100.0
Direct costs	77.2	77.5
Gross profit	22.8	22.5
Selling, general and administrative expense	9.6	7.4
Operating income	13.2	15.1
Interest expense, net	1.0	1.2
Business combination adjustment gain	(1.4)	—
Income before provision for income taxes	13.6	13.9
Provision for income taxes	4.7	5.3
Net income	8.9	8.6
Net income attributable to noncontrolling interests	0.3	0.5
Net income attributable to VCA Antech, Inc	8.6%	8.1%

Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
	$	% of Total	$	% of Total	% Change
Animal Hospital	$316,125	77.2%	$269,941	76.0%	17.1%
Laboratory	84,730	20.7%	79,549	22.4%	6.5%
All Other	26,325	6.4%	19,096	5.4%	37.9%
Intercompany	(17,715)	(4.3)%	(13,463)	(3.8)%	31.6%
Total revenue	$409,465	100.0%	$355,123	100.0%	15.3%

Consolidated revenue increased $54.3 million for the three months ended March 31, 2012, as compared to the same period in the prior year primarily attributable to revenue from acquisitions including animal hospitals, Vetstreet and ThinkPets in addition to organic revenue from both our animal hospital and Laboratory operations. Excluding the impact of acquisitions, revenue increased $7.4 million primarily related to organic growth in our animal hospital and laboratory businesses.
Gross Profit
The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$45,556	14.4%	$39,553	14.7%	15.2%
Laboratory	40,551	47.9%	36,730	46.2%	10.4%
All Other	8,667	32.9%	4,458	23.3%	94.4%
Intercompany	(1,395)		(963)
Total gross profit	$93,379	22.8%	$79,778	22.5%	17.0%
Consolidated gross profit increased $13.6 million for the three months ended March 31, 2012, as compared to the same period in the prior year. The increase was primarily due to gross profit from our acquired animal hospitals and other businesses and organic revenue growth at our Animal Hospital and Laboratory segments.
Segment Results
Animal Hospital Segment
The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Revenue	316,125	269,941	17.1%
Gross profit	45,556	39,553	15.2%
Gross margin	14.4%	14.7%

Animal Hospital revenue increased $46.2 million for the three months ended March 31, 2012, as compared to the same period in the prior year. The components of the increases are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2012	2011	% Change
Same-store facilities:
Orders (1)	1,649	1,660	(0.7)%
Average revenue per order (2)	$166.10	$161.35	2.9%
Same-store revenue (1)	$273,864	$267,904	2.2%
Business day adjustment (3)	3,467	—
Net acquired revenue (4)	38,794	2,037
Total	$316,125	$269,941	17.1%
____________________________

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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2012 business day adjustment reflects the impact of one additional business day in 2012 as compared to 2011.

(4)
Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2011 for the three month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

During the three months ended March 31, 2012, the slow economic recovery and the wide availability of many pet-related products, traditionally sold in our animal hospitals, in retail stores and other distribution channels such as the Internet continues to contribute to the decline in our volume of same-store orders.
In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels, mentioned above, and our emphasis on comprehensive wellness visits has over the past several years resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three months ended March 31, 2012, however, we experienced a decrease in the number of both lower and higher priced orders, which we believe continues to be a consequence of the slow economic recovery, and the impact of changes in our overall business environment on the mix of procedures performed.
Price increases contributed to the increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically have approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in February of each year; price increases in 2012, however, approximated 3% to 4% on most services at the majority of our animal hospitals.
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
Our combined Animal Hospital gross margin decreased to 14.4% for the three months ended March 31, 2012, as compared to 14.7% in the prior year period. Our same-store gross margin increased to 14.9% for the three months ended March 31, 2012, as compared to 14.8% for the prior year period.
The increase in same-store gross margin, for the three months ended March 31, 2012, was primarily due to leverage related to the increase in revenue listed above. The combined Animal Hospital gross margin was further impacted by slightly lower gross margin from our acquired animal hospitals.

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities. Subsequently, we have improved the gross margin at our acquired animal hospitals, in the aggregate, by reducing costs and/or increasing operating leverage.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Revenue	84,730	79,549	6.5%
Gross profit	40,551	36,730	10.4%
Gross margin	47.9%	46.2%
Laboratory revenue increased $5.2 million for the three months ended March 31, 2012, as compared to the same period in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2012	2011	% Change
Internal growth:
Number of requisitions (1)	3,159	3,052	3.5%
Average revenue per requisition (2)	$26.46	$26.07	1.5%
Total internal revenue (1)	$83,582	$79,549	5.1%
Billing day adjustment (3)	1,106
Acquired revenue (4)	42	—
Total	$84,730	$79,549	6.5%
  ____________________________

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, adjusted to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and adjusted for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2012 billing day adjustment reflects the impact of one additional billing day in 2012 as compared to 2011.

(4)	Acquired revenue represents the current year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.
The increase in Laboratory revenue, for the three months ended March 31, 2012, was due to an increase in internal revenue primarily attributable to an increase in the number of requisitions and to a lesser extent an increase in average revenue per requisition. In prior years, requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. These factors historically have resulted in significant increases in internal requisitions, and are attributable to the increases in internal requisitions for the current year although the effects are lessened due to the slow economic recovery and the continued effects of increased competition.
The average revenue per requisition increased slightly for the three months ended March 31, 2012, as compared to the prior period, due to price increases in February 2012. The average revenue per requisition was also impacted by various factors including increased pricing discounts and changes in the mix, including performing lower-priced tests historically performed at the animal hospitals.

Laboratory gross profit is calculated as Laboratory revenue less Laboratory direct costs. Laboratory direct costs comprises all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 47.9% for the three months ended March 31, 2012, as compared to 46.2% in the prior year period. The increase in gross margin was primarily due to leverage related to the increase in revenue mentioned above. Specifically, salaries and related expenses and medical supply costs increased at a lesser rate compared to increased revenue.

Intercompany Revenue
Laboratory revenue for the three months ended March 31, 2012, included intercompany revenue of $12.8 million, generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$7,057	2.2%	$6,083	2.3%	16.0%
Laboratory	7,598	9.0%	6,636	8.3%	14.5%
All Other	9,283	35.3%	3,556	18.6%	161.1%
Corporate	15,113	3.7%	9,908	2.8%	52.5%
Total SG&A	$39,051	9.6%	$26,183	7.4%	49.1%
Consolidated SG&A increased by $12.9 million for the three months ended March 31, 2012. The increase in SG&A included $5.9 million from the addition of AVC, Vetstreet and ThinkPets mentioned above, and a $5.2 million increase in Corporate SG&A primarily due to additional share-based compensation for non-vested stock granted during 2011 and $883,000 of transaction costs related to acquisitions.
Operating Income
The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$37,994	12.0%	$33,392	12.4%	13.8%
Laboratory	32,960	38.9%	30,083	37.8%	9.6%
All Other	(624)	(2.4)%	902	4.7%	(169.2)%
Corporate	(15,130)		(9,908)		52.7%
Intercompany	(1,395)		(963)		44.9%
Total operating income	$53,805	13.2%	$53,506	15.1%	0.6%
The increase in our consolidated operating income during the three months ended March 31, 2012, was primarily due to the aforementioned gross profit increase partially offset by increases in SG&A.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest expense:
Senior term notes	$3,173	$3,136
Capital leases and other	794	670
Amortization of debt costs	322	388
	4,289	4,194
Interest income	(202)	(175)
Total interest expense, net of interest income	$4,087	$4,019
The increase in net interest expense for the three months ended March 31, 2012, was primarily attributable to an increase in interest expense in the current year due to the accretion of the present value of our Supplemental Executive Retirement Plan and executive health insurance liabilities, partially offset by a decrease in the amortization of debt costs.
Provision for Income Taxes
The effective rate for the three months ended March 31, 2012 was 35.4%, as compared to 44.3% at December 31, 2011. The decrease in rate is in part due to the non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest.
Liquidity and Capital Resources
Introduction
We generate cash primarily from payments made by customers for our veterinary services, payments from animal hospitals and other clients for our laboratory services, and proceeds received from the sale of our imaging equipment and other related services and payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At March 31, 2012, our consolidated cash and cash equivalents totaled $72.7 million, representing an increase of $9.1 million as compared to December 31, 2011. Cash flows generated from operating activities totaled $73.7 million for the three months ended March 31, 2012, representing an increase of $12.4 million as compared to the three months ended March 31, 2011.
We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally generated cash flows and we expect to continue to do so in the future. During the three months ended March 31, 2012, we amended our Amended and Restated Credit & Guaranty Agreement, dated as of August 16, 2011. The First Amendment replenishes the aggregate amount of New Term Loan Commitments available under the Credit Agreement to a maximum of $100 million, after giving effect to the funding of $50 million of New Term Loan Commitments on January 24, 2012, which were drawn in connection with the additional investment made in AVC. As of March 31, 2012, we have access to an unused $125 million revolving credit facility, which expires August 2016; this allows us to maintain further operating and financial flexibility.

Historically, we have been able to access the capital markets to fund acquisitions that could not be funded out of cash flow. The availability of financing in the form of debt or equity, however, is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
Future Cash Flows
Short-Term
Other than our larger acquisitions, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flows. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate significant acquisitions of animal hospital chains or other businesses during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2012, we expect to spend $75 million to $115 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit with our operations. During the quarter ended March 31, 2012, we spent $9.0 million in connection with the acquisition of nine animal hospitals. During the current quarter, we also spent $48.8 million for the acquisition of AVC and approximately $7.5 million, net of acquired cash, for the acquisition of ThinkPets. In addition, we expect to spend approximately $80 million in 2012 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $16.1 million had been expended at March 31, 2012.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2012, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At March 31, 2012, we had a fixed-charge coverage ratio of 1.76 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At March 31, 2012, we had a leverage ratio of 2.16 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$73,664	$61,230
Investing activities	(81,315)	(19,155)
Financing activities	16,632	(8,930)
Effect of currency exchange rate changes on cash and cash equivalents	84	128
Increase in cash and cash equivalents	9,065	33,273
Cash and cash equivalents at beginning of period	63,651	97,126
Cash and cash equivalents at end of period	$72,716	$130,399
Cash Flows from Operating Activities
Net cash provided by operating activities increased $12.4 million in the three months ended March 31, 2012 as compared to the prior year period. Operating cash flow for the three months ended March 31, 2012 included $36.3 million of net income, net non-cash expenses of $20.7 million and net cash provided as a result of changes in operating assets and liabilities of $16.7 million. The changes in operating assets and liabilities included a $10.7 million increase in accrued payroll and related liabilities, a $12.7 million decrease in prepaid income taxes partially offset by a $4.6 million increase in accounts receivable and a $2.9 million increase in inventory, prepaid expenses and other assets. The increase in accrued payroll and related liabilities and decrease in prepaid income taxes were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to an increase in net revenues.
Cash provided by operating activities of $61.2 million for the three months ended March 31, 2011 consisted of $30.0 million of net income net non-cash expenses of $23.7 million and net cash provided as a result of changes in operating assets and liabilities of $7.0 million. The changes in operating assets and liabilities primarily included a $10.7 million increase in accrued payroll and related liabilities and a $9.9 million decrease in prepaid income taxes offset by an $8.1 million decrease in accounts payable and accrued liabilities and a $6.9 million increase in trade accounts receivable. The increase in accrued payroll and related liabilities, the decrease in prepaid income taxes and the decrease in accounts payable and accrued liabilities were all a result of timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in net revenues.

Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended March 31,
Investing Cash Flows:	2012	2011	Variance
Acquisition of independent animal hospitals and laboratories	$(8,988)	$(5,150)	$(3,838)	(1)
Acquisition of AVC	(48,817)	—	(48,817)
Acquisition of ThinkPets	(7,468)	—	(7,468)
Other	(199)	(662)	463
Total cash used for acquisitions	(65,472)	(5,812)	(59,660)
Property and equipment additions	(16,072)	(12,034)	(4,038)	(2)
Real estate acquired with acquisitions	—	(1,200)	1,200
Proceeds from sale of assets	36	22	14
Other	193	(131)	324
Net cash used in investing activities	$(81,315)	$(19,155)	$(62,160)
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended March 31,
Financing Cash Flows:	2012	2011	Variance
Repayment of debt	$(34,626)	$(7,301)	$(27,325)	(1)
Proceeds from issuance of long-term debt	50,000	—	50,000	(2)
Proceeds from revolving credit facility	50,000	—	50,000	(3)
Repayment of revolving credit facility	(50,000)	—	(50,000)	(3)
Payment of financing costs	(101)	—	(101)
Distributions to noncontrolling interest partners	(719)	(652)	(67)
Proceeds from issuance of common stock under stock option plans	2,621	1,175	1,446	(4)
Excess tax benefit from exercise of stock options	187	185	2
Stock repurchases	(579)	(2,337)	1,758	(5)
Other	(151)	—	(151)
Net cash provided by (used in) financing activities	$16,632	$(8,930)	$25,562
____________________________

(1)	For the three months ended March 31, 2012, we paid $25.9 million to pay off debt related to the acquisition of AVC. Additionally, we repaid $8.7 million of debt related to scheduled payments.

(2)
The proceeds from issuance of long term debt for the three months ended March 31, 2012 included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement, which were used to fund the AVC acquisition.

(3)
For the three months ended March 31, 2012 we borrowed against our revolving credit facility to fund the AVC acquisition, which was subsequently repaid with the proceeds from issuance of the $50 million of new term loans, mentioned above.

(4)	The number of stock option exercises has increased in comparison to the prior year as the current year amount was impacted by an upcoming expiration date of certain stock option grants.

(5)	The stock repurchases represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.
Future Contractual Cash Requirements
The following table sets forth material changes from the amounts reported in our 2011 Form 10-K to our scheduled principal and interest obligations due by us for each of the years indicated as of March 31, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$616,094	$31,563	$86,797	$497,734	—
Variable cash interest expense Term A (1)	46,972	12,085	21,980	12,907	—
	$663,066	$43,648	$108,777	$510,641	—
____________________________

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of March 31, 2012.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of March 31, 2012, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At March 31, 2012, we had $616.1 million principal amount outstanding under our senior term notes and no borrowings outstanding under our $125 million revolving credit facility.
We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on the Adjusted Eurodollar rate plus a margin determined by reference to the Leverage Ratio in effect from time to time as set forth in the table in Note 5, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q, which ranges from 1.25% to 2.25% per annum. The senior term notes and the revolving credit facility mature in August 2016.
Other Debt and Capital Lease Obligations
At March 31, 2012, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $40.7 million, which are included in long-term debt in our condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.4% to 9.6%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012, we had borrowings of $616.1 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the Adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. If Adjusted Eurodollar rate increases or decreases 1% from March 31, 2012, the additional annual interest expense or savings will amount to $6.0 million. This represents an increase of approximately $400,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2011 Annual Report on Form 10-K, due to the issuance of $50 million in additional senior term notes.

ITEM 4.	CONTROLS AND PROCEDURES
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 1, 2012, the Company acquired ThinkPets, Inc., a Delaware corporation ("ThinkPets"). The acquisition was effected by a merger (the "Merger"). VCA issued an aggregate of 473,389 shares of its common stock to the stockholders of ThinkPets as a portion of the consideration for all of the outstanding equity of ThinkPets.
The issuance of shares of VCA's common stock to stockholders of ThinkPets in accordance with the terms and subject to the conditions set forth in the merger agreement was made in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder, as transactions not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
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
____________________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2012.

Date:	May 10, 2012	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Extension Schema Document*

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document*
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