Form 10-Q
period 2012-06-30
VCA ANTECH INC
filed 2012-08-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 87,760,371 shares as of August 3, 2012.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
June 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$64,067	$63,651
Trade accounts receivable, less allowance for uncollectible accounts of $15,599 and $14,978 at June 30, 2012 and December 31, 2011, respectively	65,299	58,279
Inventory	54,282	48,661
Prepaid expenses and other	23,923	21,883
Deferred income taxes	27,671	26,310
Prepaid income taxes	21,310	18,373
Total current assets	256,552	237,157
Property and equipment, net	384,704	370,646
Goodwill	1,345,529	1,237,607
Other intangible assets, net	107,927	92,403
Notes receivable, net	6,232	6,202
Deferred financing costs, net	4,868	5,435
Other	45,383	45,918
Total assets	$2,151,195	$1,995,368
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$34,974	$32,571
Accounts payable	34,798	37,797
Accrued payroll and related liabilities	46,857	42,658
Other accrued liabilities	56,270	43,968
Total current liabilities	172,899	156,994
Long-term debt, less current portion	613,181	586,282
Deferred income taxes	116,945	101,229
Other liabilities	35,574	25,947
Total liabilities	938,599	870,452
Commitments and contingencies
Redeemable noncontrolling interests	6,985	6,964
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 87,741 and 86,796 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	88	87
Additional paid-in capital	379,624	361,715
Retained earnings	815,223	745,658
Accumulated other comprehensive income	5	418
Total VCA Antech, Inc. stockholders’ equity	1,194,940	1,107,878
Noncontrolling interests	10,671	10,074
Total equity	1,205,611	1,117,952
Total liabilities and equity	$2,151,195	$1,995,368

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$438,372	$376,105	$847,837	$731,228
Direct costs	337,765	279,273	653,851	554,618
Gross profit	100,607	96,832	193,986	176,610
Selling, general and administrative expense	38,997	26,663	78,048	52,846
Net loss on sale of assets	112	60	635	149
Operating income	61,498	70,109	115,303	123,615
Interest expense, net	4,364	4,575	8,451	8,594
Business combination adjustment gain	—	—	(5,719)	—
Other income	(148)	(67)	(355)	(9)
Income before provision for income taxes	57,282	65,601	112,926	115,030
Provision for income taxes	21,504	25,536	40,827	44,469
Net income	35,778	40,065	72,099	70,561
Net income attributable to noncontrolling interests	1,458	453	2,534	2,110
Net income attributable to VCA Antech, Inc	$34,320	$39,612	$69,565	$68,451
Basic earnings per share	$0.39	$0.46	$0.80	$0.79
Diluted earnings per share	$0.39	$0.45	$0.79	$0.78
Weighted-average shares outstanding for basic earnings per share	87,589	86,535	87,443	86,445
Weighted-average shares outstanding for diluted earnings per share	88,723	87,304	88,555	87,303

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income(1)	$35,778	$40,065	$72,099	$70,561
Other comprehensive income:
Foreign currency translation adjustments	(1,369)	47	(442)	296
Unrealized (loss) gain on foreign currency	(178)	48	47	237
Tax benefit (expense)	70	(19)	(18)	(92)
Other comprehensive (loss) gain	(1,477)	76	(413)	441
Total comprehensive income	34,301	40,141	71,686	71,002
Comprehensive income attributable to noncontrolling interests(1)	(1,458)	(453)	(2,534)	(2,110)
Comprehensive income attributable to VCA Antech, Inc	$32,843	$39,688	$69,152	$68,892
 ____________________________

(1)
Includes approximately $1.3 million and $1.1 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the six months ended June 30, 2012 and June 30, 2011, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $830 and $227 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	68,451	—	1,053	69,504
Other comprehensive income	—	—	—	—	441	—	441
Distribution to noncontrolling interests	—	—	—	—	—	(607)	(607)
Purchase of noncontrolling interests	—	—	263	—	—	(874)	(611)
Share-based compensation	—	—	2,531	—	—	—	2,531
Issuance of common stock under stock incentive plans	416	1	2,455	—	—	—	2,456
Stock repurchases	—	—	(2,337)	—	—	—	(2,337)
Excess tax benefit from stock options	—	—	906	—	—	—	906
Tax shortfall and other from stock options and awards	—	—	(460)	—	—	—	(460)
Balances, June 30, 2011	86,595	$87	$351,206	$718,704	$1,178	$10,133	$1,081,308

Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $463 and $839 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	69,565	—	1,232	70,797
Other comprehensive loss	—	—	—	—	(413)	—	(413)
Distribution to noncontrolling interests	—	—	—	—	—	(635)	(635)
Share-based compensation	—	—	7,767	—	—	—	7,767
Issuance of common stock under stock incentive plans	472	1	2,190	—	—	—	2,191
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	—	—	(2,805)	—	—	—	(2,805)
Excess tax benefit from stock options	—	—	248	—	—	—	248
Tax benefit and other from stock options and awards	—	—	9	—	—	—	9
Balances, June 30, 2012	87,741	$88	$379,624	$815,223	$5	$10,671	$1,205,611

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$72,099	$70,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,363	26,456
Amortization of debt issue costs	642	774
Provision for uncollectible accounts	2,551	2,492
Business combination adjustment gain	(5,719)	—
Net loss on sale of assets	635	149
Share-based compensation	7,767	2,531
Deferred income taxes	10,020	10,833
Excess tax benefit from exercise of stock options	(248)	(906)
Other	(528)	(202)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,900)	(7,813)
Inventory, prepaid expense and other assets	(5,795)	(5,222)
Accounts payable and other accrued liabilities	(1,805)	(7,994)
Accrued payroll and related liabilities	1,102	16,021
Income taxes	(2,516)	7,940
Net cash provided by operating activities	108,668	115,620
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(75,828)	(11,804)
Real estate acquired in connection with business acquisitions	—	(1,900)
Property and equipment additions	(37,165)	(28,434)
Proceeds from sale of assets	78	140
Other	55	(493)
Net cash used in investing activities	(112,860)	(42,491)
Cash flows from financing activities:
Repayment of debt	(43,318)	(14,164)
Proceeds from issuance of long-term debt	50,000	—
Proceeds from revolving credit facility	50,000	—
Repayment of revolving credit facility	(50,000)	—
Payment of financing costs	(122)	—
Distributions to noncontrolling interest partners	(1,631)	(1,141)
Proceeds from issuance of common stock under stock option plans	2,885	2,456
Excess tax benefit from exercise of stock options	248	906
Stock repurchases	(2,770)	(2,337)
Other	(656)	(345)
Net cash provided by (used in) financing activities	4,636	(14,625)
Effect of currency exchange rate changes on cash and cash equivalents	(28)	153
Increase in cash and cash equivalents	416	58,657
Cash and cash equivalents at beginning of period	63,651	97,126
Cash and cash equivalents at end of period	$64,067	$155,783

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Interest paid	$7,788	$8,127
Income taxes paid	$32,685	$25,696
Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$147,527	$11,889
Fair value of pre-existing investment in AVC	(11,850)	—
Noncontrolling interest	(8,161)	—
Cash paid for acquisitions	(75,328)	(11,445)
Cash paid to debt holders	(25,915)	—
Issuance of common stock for acquisitions	(10,500)	—
Holdbacks	(1,525)	(500)
Liabilities assumed	$14,248	$(56)

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.	Nature of Operations
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”) and Vetstreet.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2012, we operated 592 animal hospitals throughout 41 states and in Canada.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2012, we operated 54 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. For further information, refer to our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2012 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2011	$1,035,401	$96,810	$105,396	$1,237,607
Goodwill acquired	102,819	8	10,569	113,396
Other (1)	(5,104)	2	(372)	(5,474)
Balance as of June 30, 2012 (2)	$1,133,116	$96,820	$115,593	$1,345,529
 ____________________________

(1)	Other includes acquisition-price adjustments, which consist primarily of an adjustment related to capital leases, buy- outs and foreign currency translation adjustments.

(2)	Net of accumulated impairment losses of $21.3 million recorded in 2011, all related to our medical technology business, included in "All Other" in the above table.
We had no impairment losses during the six months ended June 30, 2012.
Other Intangible Assets
Our amortizable intangible assets at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncontractual customer relationships	$101,683	$(28,103)	$73,580	$82,891	$(21,147)	$61,744
Covenants not-to-compete	12,859	(7,020)	5,839	13,035	(8,067)	4,968
Favorable lease assets	7,163	(3,568)	3,595	5,571	(3,210)	2,361
Trademarks	7,898	(1,995)	5,903	7,405	(1,686)	5,719
Contracts	4,062	(437)	3,625	3,500	(185)	3,315
Technology	19,183	(3,832)	15,351	16,589	(2,342)	14,247
Client lists	84	(50)	34	84	(35)	49
Total	$152,932	$(45,005)	$107,927	$129,075	$(36,672)	$92,403

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Aggregate amortization expense	$5,342	$2,604	$10,218	$5,259
The estimated amortization expense related to intangible assets for the remainder of 2012 and each of the succeeding years thereafter, as of June 30, 2012, is as follows (in thousands):

Remainder of 2012	$10,748
2013	19,710
2014	17,298
2015	15,429
2016	12,201
Thereafter	32,541
Total	$107,927

4.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred revenue	$10,807	$7,025
Accrued health insurance	5,746	5,553
Deferred rent	4,062	3,626
Accrued consulting fees	2,886	2,886
Holdbacks and earnouts	3,297	2,250
Customer deposits	3,258	2,281
Accrued lab service rebates	289	332
Other	25,925	20,015
	$56,270	$43,968

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

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
The following table summarizes our long-term obligations at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Revolver	$—	$—
Senior term notes at the adjusted Eurodollar rate + 1.75% (2.00% at June 30, 2012)	608,203	573,984
Other debt and capital lease obligations	39,952	44,869
Total debt obligations	648,155	618,853
Less - current portion	(34,974)	(32,571)
	$613,181	$586,282

Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•
the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•
the adjusted Eurodollar rate (as defined below), plus a margin of 1.75% (Level II, see table below) per annum until the date of delivery of the compliance certificate and the financial statements for the period ended June 30, 2012, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

5.	Long-Term Obligations, continued

Maturity and Principal Payments. The amended and restated senior term notes mature on August 19, 2016. Principal payments on the senior term notes are paid quarterly in the amount of $7.9 million for the first five quarters beginning on September 30, 2012, quarterly payments of $11.8 million for the two years following, and quarterly payments of $15.8 million for the three quarters prior to maturity at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

2012	(1)	$15,781
2013		35,508
2014		47,344
2015		51,289
2016		458,281
Total		$608,203
 ____________________________

(1)	Relates to the period from July 1, 2012 through December 31, 2012.
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
Long-Term Debt. The fair value of debt at June 30, 2012 and December 31, 2011 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

6.	Fair Value Measurements, continued

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$608,203	$608,203	$573,984	$573,984
At June 30, 2012 and December 31, 2011, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

7.	Share-Based Compensation
Stock Option Activity
A summary of our stock option activity for the six months ended June 30, 2012 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	3,776	$16.92
Granted	—	$—
Exercised	(188)	$15.35
Canceled	(39)	$20.13
Outstanding at June 30, 2012	3,549	$16.96
Exercisable at June 30, 2012	2,655	$17.30
Vested and expected to vest at June 30, 2012	3,509	$16.98
There were no stock options granted during the six months ended June 30, 2012. The aggregate intrinsic value of our stock options exercised during the three and six months ended June 30, 2012 was $97,000 and $1.2 million, respectively, and the actual tax benefit realized on options exercised during these periods was $38,000 and $488,000, respectively.
At June 30, 2012 there was $3.5 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 3.3 years.
The compensation cost that has been charged against income for stock options for the three months ended June 30, 2012 and 2011 was $269,000 and $347,000, respectively. The corresponding income tax benefit recognized was $105,000 and $136,000 for the three months ended June 30, 2012 and 2011, respectively.
The compensation cost that has been charged against income for stock options for the six months ended June 30, 2012 and 2011 was $744,000 and $694,000, respectively. The corresponding income tax benefit recognized was $291,000 and $271,000 for the six months ended June 30, 2012 and 2011, respectively.
Nonvested Stock Activity
During the six months ended June 30, 2012, we granted 50,420 shares of nonvested common stock as incentives to certain employees, including 14,308 shares for the annual directors' grant. Assuming continued service through each vesting date, the majority of these awards will vest in four equal annual installments beginning February 2013 through April 2016.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

7.	Share-Based Compensation, continued
Total compensation cost charged against income related to nonvested stock awards was $3.3 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $1.3 million and $436,000 for the three months ended June 30, 2012 and 2011, respectively. Total compensation cost charged against income related to nonvested stock awards was $7.0 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $2.7 million and $717,000 for the six months ended June 30, 2012 and 2011, respectively.
At June 30, 2012, there was $16.5 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.9 years. A summary of our nonvested stock activity for the six months ended June 30, 2012 is as follows:

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2011	1,516	$20.76
Granted	50	$22.32
Vested	(364)	$22.68
Forfeited/Canceled	2	$25.10
Outstanding at June 30, 2012	1,204	$20.25

8.	Calculation of Earnings per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to VCA Antech, Inc	$34,320	$39,612	$69,565	$68,451
Weighted-average common shares outstanding:
Basic	87,589	86,535	87,443	86,445
Effect of dilutive potential common shares:
Stock options	550	647	555	664
Nonvested shares	584	122	557	194
Diluted	88,723	87,304	88,555	87,303
Basic earnings per share	$0.39	$0.46	$0.80	$0.79
Diluted earnings per share	$0.39	$0.45	$0.79	$0.78
For the three months ended June 30, 2012 and 2011, potential common shares of 1,047,701 and 1,139,567, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
For the six months ended June 30, 2012 and 2011, potential common shares of 1,050,520 and 40,067, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
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

The following is a summary of certain financial data for each of our segments (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

9.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Three Months Ended June 30, 2012
External revenue	$342,282	$72,452	$23,638	$—	$—	$438,372
Intercompany revenue	—	14,168	3,780	—	(17,948)	—
Total revenue	342,282	86,620	27,418	—	(17,948)	438,372
Direct costs	292,902	44,324	17,624	—	(17,085)	337,765
Gross profit	49,380	42,296	9,794	—	(863)	100,607
Selling, general and administrative expense	7,995	7,510	9,029	14,463	—	38,997
Net (gain) loss on sale and disposal of assets	(112)	(7)	232	(1)	—	112
Operating income (loss)	$41,497	$34,793	$533	$(14,462)	$(863)	$61,498
Depreciation and amortization	$15,239	$2,521	$2,582	$804	$(345)	$20,801
Property and equipment additions	$15,297	$2,282	$1,048	$3,008	$(542)	$21,093
Three Months Ended June 30, 2011
External revenue	$291,332	$72,955	$11,818	$—	$—	$376,105
Intercompany revenue	—	11,430	4,391	—	(15,821)	—
Total revenue	291,332	84,385	16,209	—	(15,821)	376,105
Direct costs	238,392	43,716	11,419	—	(14,254)	279,273
Gross profit	52,940	40,669	4,790	—	(1,567)	96,832
Selling, general and administrative expense	6,044	6,853	3,584	10,182	—	26,663
Net loss on sale and disposal of assets	51	7	2	—	—	60
Operating income (loss)	$46,845	$33,809	$1,204	$(10,182)	$(1,567)	$70,109
Depreciation and amortization	$9,533	$2,508	$668	$685	$(318)	$13,076
Property and equipment additions	$13,236	$1,728	$258	$1,627	$(449)	$16,400

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

9.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Six Months Ended June 30, 2012
External revenue	$658,407	$144,423	$45,007	$—	$—	$847,837
Intercompany revenue	—	26,927	8,736	—	(35,663)	—
Total revenue	658,407	171,350	53,743	—	(35,663)	847,837
Direct costs	563,471	88,503	35,282	—	(33,405)	653,851
Gross profit	94,936	82,847	18,461	—	(2,258)	193,986
Selling, general and administrative expense	15,052	15,108	18,312	29,576	—	78,048
Net loss (gain) on sale and disposal of assets	393	(14)	240	16	—	635
Operating income (loss)	$79,491	$67,753	$(91)	$(29,592)	$(2,258)	$115,303
Depreciation and amortization	$26,583	$5,074	$4,845	$1,568	$(707)	$37,363
Property and equipment additions	$26,063	$3,349	$2,770	$5,991	$(1,008)	$37,165
Six Months Ended June 30, 2011
External revenue	$561,273	$142,051	$27,904	$—	$—	$731,228
Intercompany revenue	—	21,883	7,401	—	(29,284)	—
Total revenue	561,273	163,934	35,305	—	(29,284)	731,228
Direct costs	468,780	86,535	26,057	—	(26,754)	554,618
Gross profit	92,493	77,399	9,248	—	(2,530)	176,610
Selling, general and administrative expense	12,127	13,489	7,140	20,090	—	52,846
Net loss on sale and disposal of assets	129	18	2	—	—	149
Operating income (loss)	$80,237	$63,892	$2,106	$(20,090)	$(2,530)	$123,615
Depreciation and amortization	$19,406	$4,979	$1,325	$1,365	$(619)	$26,456
Property and equipment additions	$22,771	$2,964	$1,017	$2,585	$(903)	$28,434

At June 30, 2012
Total assets	$1,578,725	$244,360	$219,390	$132,700	$(23,980)	$2,151,195
At December 31, 2011
Total assets	$1,439,103	$232,423	$202,187	$142,793	$(21,138)	$1,995,368

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

10.	Commitments and Contingencies
We have certain commitments, including operating leases and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay approximately, an additional $925,000. Under the current business combination accounting guidance, contingent consideration, such as earn-out liabilities, is recognized as part of the consideration transferred on the acquisition date. A corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable for each reporting period.

b.	Other Contingencies
We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Income Taxes
The effective rates for the three and six months ended June 30, 2012, were 38.5% and 37.0%, as compared to the three and six months ended June 30, 2011, of 39.2% and 39.4%, respectively. The decreases in rates are in part due to the non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest in addition to lower tax rates in Canada.

12.	Noncontrolling Interests
We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated income statements. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine).

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize redemption value changes in the obligation in interest expense. At June 30, 2012 and December 31, 2011, these liabilities were $11.3 million and $3.1 million, respectively, and are included in other liabilities in our consolidated balance sheets.

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

12.	Noncontrolling Interests, continued
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2010		$5,799
Noncontrolling interest	$428
Redemption value change	402	830
Distribution to noncontrolling interests		(372)
Balance as of June 30, 2011		$6,257

Balance as of December 31, 2011		$6,964
Noncontrolling interest	$446
Redemption value change	17	463
Distribution to noncontrolling interests		(442)
Balance as of June 30, 2012		$6,985

13.	Recent Accounting Pronouncements

In June 2011, the FASB finalized the accounting guidance for the Presentation of Comprehensive Income. The objective of the new guidance is to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of the items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of which option is chosen, it is required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.

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

The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption was permitted. We adopted the new accounting guidance on January 1, 2012. The adoption did not significantly impact our consolidated financial statements other than the changes to presentation outlined.

In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The effective date deferral is to allow the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2012
(Unaudited)

13.	Recent Accounting Pronouncements, continued

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

The examples of events and circumstances included in the amendment that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment test supersede the examples in the existing guidance. If it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and may resume performing the qualitative assessment in any subsequent period. An entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under the existing guidance. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted the amended goodwill impairment testing procedures on January 1, 2012. The adoption does not significantly impact our consolidated financial statements.

In July 2012, the FASB issued accounting guidance on testing indefinite-lived intangible assets for impairment. The objective of this guidance is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance, as mentioned above. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We currently do not have any indefinite-lived intangible assets.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 9, 2012, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after August 9, 2012 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the United States and Canada. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2012, our animal hospital network consisted of 592 animal hospitals in 41 states and in three Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2012, our laboratory network consisted of 54 laboratories serving all 50 states and certain areas in Canada.

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
The fluctuating and slow pace of the economic recovery and continued competition predominantly in the laboratory business, continues to impact our revenue. We are unable to forecast the timing or degree of any economic recovery. Further, trends in the general economy may not be reflected in our business at the same time or in the same degree as in the general economy. The timing and degree of any economic recovery, and its impact on our business, are among the important factors that could cause our actual results to differ from our forward-looking information.
Executive Overview
During the three and six months ended June 30, 2012, we achieved an increase in consolidated revenue primarily from acquired animal hospitals and other acquired businesses, as well as, organic growth in our animal hospital and laboratory businesses. Our Animal Hospital same-store revenue increased 0.2% for the three months ended June 30, 2012 and our Animal Hospital same-store revenue, adjusted for one additional business day, increased 1.2% for the six months ended June 30, 2012. Our Laboratory internal revenue increased 2.6% and 3.8% for the three and six months ended June 30, 2012, respectively. Our overall operating income declined as compared to the prior-year comparable periods. The decline was primarily due to a decrease in gross margins in our Animal Hospital Segment, which was caused by an increase in labor and other costs, a $2.7 million out-of-period adjustment to depreciation expense related to our acquired capital leases and increased selling, general and administrative expenses.

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
Acquisitions
Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that we will acquire $90 million to $120 million of annualized Animal Hospital revenue in 2012, in addition to the acquisition of AVC. We evaluate the acquisition of animal hospital chains and laboratories, or related businesses, if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2012:

Animal Hospitals:
Beginning of period	541
Acquisitions, excluding AVC	14
Acquisitions, merged	(3)
AVC	44
Sold, closed or merged	(4)
End of period	592

Laboratories:
Beginning of period	53
Created	1
End of period	54
The following table summarizes the aggregate consideration for the 14 independent animal hospitals acquired during the six months ended June 30, 2012 , and the allocation of the acquisition price (in thousands):

Consideration:
Cash	$19,193
Holdback	475
Fair value of total consideration transferred	$19,668

Allocation of the Purchase Price:
Tangible assets	$780
Identifiable intangible assets	3,134
Goodwill (1)	15,754
Total	$19,668
____________________________

(1)     We expect that $11.8 million of the goodwill recorded for these acquisitions, as of June 30, 2012, will be deductible for income tax purposes.

Associate Veterinary Clinics (1981) LTD Investment
On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million (approximately US $81 million) becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care. This investment and planned additional investments in AVC will facilitate our continued expansion in the Canadian market. At the time of the investment, AVC had annualized revenue of approximately CDN $95 million (approximately US $95 million). Our consolidated financial statements reflect the operating results of AVC since January 31, 2012.
The following table summarizes the total investment and the preliminary allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,891
Cash paid to debt holders	25,915
Fair value of total consideration transferred	$74,806

Allocation of the Purchase Price:
Tangible assets	$11,744
Identifiable intangible assets	14,124
Goodwill (1)	87,073
Other liabilities assumed	(18,124)
94,817
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,806
____________________________
(1)     As of June 30, 2012, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.
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

The following table summarizes the preliminary purchase price and the preliminary allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,573
Identifiable intangible assets	7,350
Goodwill (1)	10,569
Other liabilities assumed	(1,474)
Total	$19,018
____________________________

(1)     As of June 30, 2012, we have not finalized the determination of the amount of goodwill that will be deductible for income tax purposes.
The allocation of the purchase price is preliminary because certain events have not occurred or have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities.
The pro forma impacts on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, other intangible assets, capitalized software costs, income taxes, and self-insured liabilities can be found in our 2011 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2012. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At June 30, 2012, we had $1.3 million of goodwill, accounting for 63% of our total assets. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

We test our goodwill for impairment annually, or sooner if circumstances indicate impairment may exist, in accordance with goodwill guidance. We adopted the end of October as our annual impairment testing date, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”) in accordance with our accelerated filing requirements. We monitor our reporting units on a quarterly basis and have not identified any events subsequent to the 2011 testing date which would indicate any impairment may have occurred in any of our reporting units.

The recognition and measurement of a goodwill impairment loss currently involves a two-step process:

First we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value of our reporting units, with carrying value defined as the reporting unit's net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

If we identify a potential impairment in the first step, we then measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit as determined in step one to the reporting unit's net assets based on fair value as would be done in an acquisition. In this hypothetical acquisition, the residual estimated fair value after allocation to the reporting units' identifiable net assets is the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the estimated fair value with a corresponding charge to earnings. However, if the estimated fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the estimated fair value.
Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize generally accepted valuation techniques consisting primarily of discounted cash flow techniques and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans. Changes in our estimates, such as, forecasted cash flows, could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge that could be material particularly for our Animal Hospital reporting unit.
Our Animal Hospital reporting unit, which has approximately $1.1 billion of goodwill as of June 30, 2012, marginally exceeded its carrying value during the 2011 testing. Negative changes in the undiscounted cash flows related to variables, such as revenue growth rates, margins, or the discount rate, could result in a decrease in the estimated fair value of our Animal Hospital reporting unit and could ultimately result in a substantial goodwill impairment charge. The performance of our Animal Hospital reporting unit, and in turn, the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Animal Hospital	78.1%	77.5%	77.7%	76.8%
Laboratory	19.8	22.4	20.2	22.4
All Other	6.2	4.3	6.3	4.8
Intercompany	(4.1)	(4.2)	(4.2)	(4.0)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	77.0	74.3	77.1	75.8
Gross profit	23.0	25.7	22.9	24.2
Selling, general and administrative expense	9.0	7.1	9.3	7.3
Operating income	14.0	18.6	13.6	16.9
Interest expense, net	1.0	1.2	1.0	1.2
Business combination adjustment gain	—	—	(0.7)	—
Income before provision for income taxes	13.0	17.4	13.3	15.7
Provision for income taxes	4.9	6.7	4.8	6.1
Net income	8.1	10.7	8.5	9.6
Net income attributable to noncontrolling interests	0.3	0.2	0.3	0.2
Net income attributable to VCA Antech, Inc	7.8%	10.5%	8.2%	9.4%

Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011			2012		2011
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$342,282	78.1%	$291,332	77.5%	17.5%	$658,407	77.7%	$561,273	76.8%	17.3%
Laboratory	86,620	19.8%	84,385	22.4%	2.6%	171,350	20.2%	163,934	22.4%	4.5%
All Other	27,418	6.2%	16,209	4.3%	69.2%	53,743	6.3%	35,305	4.8%	52.2%
Intercompany	(17,948)	(4.1)%	(15,821)	(4.2)%	13.4%	(35,663)	(4.2)%	(29,284)	(4.0)%	21.8%
Total revenue	$438,372	100.0%	$376,105	100.0%	16.6%	$847,837	100.0%	$731,228	100.0%	15.9%

Consolidated revenue increased $62.3 million for the three months ended June 30, 2012, and $116.6 million for the six months ended June 30, 2012, as compared to the same periods in the prior year. The increases were primarily attributable to revenue from acquisitions including animal hospitals, Vetstreet and ThinkPets in addition to organic revenue from both our animal hospital and laboratory operations. Excluding the impact of acquisitions, revenue remained relatively flat for the three months ended June 30, 2012, and revenue increased $7.4 million for the six months ended June 30, 2012, primarily related to organic growth in our laboratory business.
Gross Profit
The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011			2012		2011
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$49,380	14.4%	$52,940	18.2%	(6.7)%	$94,936	14.4%	$92,493	16.5%	2.6%
Laboratory	42,296	48.8%	40,669	48.2%	4.0%	82,847	48.3%	77,399	47.2%	7.0%
All Other	9,794	35.7%	4,790	29.6%	104.5%	18,461	34.4%	9,248	26.2%	99.6%
Intercompany	(863)		(1,567)			(2,258)		(2,530)
Total gross profit	$100,607	23.0%	$96,832	25.7%	3.9%	$193,986	22.9%	$176,610	24.2%	9.8%
Consolidated gross profit increased $3.8 million for the three months ended June 30, 2012 and $17.4 million for the six months ended June 30, 2012, as compared to the same periods in the prior year. The increases were primarily due to gross profit from acquisitions and and internal revenue growth in our Laboratory segment. Excluding acquisitions, gross profit declined $3.2 million or 1.8%, for the six months ended June 30, 2012 primarily due to decreased margins in our Animal Hospital segment, which resulted from increased labor and other costs combined with a $3.1 million adjustment to depreciation expense related to acquired capital leases.

Segment Results
Animal Hospital Segment
The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	$342,282	$291,332	17.5%	$658,407	$561,273	17.3%
Gross profit	$49,380	$52,940	(6.7)%	$94,936	$92,493	2.6%
Gross margin	14.4%	18.2%		14.4%	16.5%
Animal Hospital revenue increased $51.0 million for the three months ended June 30, 2012 and $97.1 million for the six months ended June 30, 2012, as compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Same-store facilities:
Orders (1)	1,751	1,786	(2.0)%	3,391	3,436	(1.3)%
Average revenue per order (2)	$165.58	$162.04	2.2%	$165.89	$161.77	2.5%
Same-store revenue (1)	$289,994	$289,367	0.2%	$562,471	$555,872	1.2%
Business day adjustment (3)	—	—		3,542	—
Net acquired revenue (4)	52,288	1,965		92,394	5,401
Total	$342,282	$291,332	17.5%	$658,407	$561,273	17.3%
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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2012 business day adjustment reflects the impact of one additional business day in 2012, as compared to 2011.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2011 for the three month analysis and January 1, 2011 for the six month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

During the three and six months ended June 30, 2012, the slow economic recovery and the wide availability of many pet-related products, traditionally sold in our animal hospitals, in retail stores and other distribution channels such as the Internet continues to contribute to the decline in our volume of same-store orders.
In addition, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three and six months ended June 30, 2012, we experienced a decrease in the number of both lower and higher priced orders, which we believe continues to be a consequence of the slow economic recovery and the impact of changes in our overall business environment on the mix of procedures performed.
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
Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct costs comprises all costs of services and products at the animal hospitals including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies.
Our consolidated Animal Hospital gross margin decreased to 14.4% for the three and six months ended June 30, 2012, as compared to 18.2% and 16.5% for the three and six months ended June 30, 2011, respectively. Our same-store gross margin decreased to 14.5% and 14.7% for the three and six months ended June 30, 2012, respectively as compared to 18.3% and 16.6% for the respective prior year periods.
The decrease in gross margin for the three and six months ended June 30, 2012, was primarily attributable to increase in labor and other costs combined with the impact of deleverage and an out-of-period adjustment to depreciation expense of $2.7 million.
Over the last several years we have acquired a significant number of animal hospitals. Certain newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities. Subsequently, we have improved the gross margin at our acquired animal hospitals, in the aggregate, by reducing costs and/or increasing operating leverage.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	86,620	84,385	2.6%	171,350	163,934	4.5%
Gross profit	42,296	40,669	4.0%	82,847	77,399	7.0%
Gross margin	48.8%	48.2%		48.3%	47.2%
Laboratory revenue increased $2.2 million for the three months ended June 30, 2012 and increased $7.4 million for the six months ended June 30, 2012, as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Internal growth:
Number of requisitions (1)	3,426	3,406	0.6%	6,585	6,458	2.0%
Average revenue per requisition (2)	$25.27	$24.78	2.0%	$25.84	$25.38	1.8%
Total internal revenue (1)	$86,582	$84,385	2.6%	$170,164	$163,934	3.8%
Billing day adjustment (3)	—	$—		1,106	—
Acquired revenue (4)	38	—		80	—
Total	$86,620	$84,385	2.6%	$171,350	$163,934	4.5%
  ____________________________

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, adjusted (i) to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and (ii) for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2012 billing day adjustment reflects the impact of one additional billing day in 2012, as compared to 2011.

(4)	Acquired revenue represents the current year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable prior-year period.
The increase in Laboratory revenue for the three and six months ended June 30, 2012, was due to an increase in average revenue per requisition and an increase in the number of requisitions. In prior years, the significant increase in requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. These factors are also attributable to the increase in internal requisitions for the current year, although the effects are lessened due to the slow economic recovery and the continued effects of increased competition.
The average revenue per requisition increased slightly for the three and six months ended June 30, 2012, as compared to the prior periods, due to price increases in February 2012. The average revenue per requisition was also impacted by various factors, including increased pricing discounts, changes in the mix, and inclusion of lower-priced tests historically performed at the animal hospitals.
Laboratory gross profit is calculated as Laboratory revenue less Laboratory direct costs. Laboratory direct costs comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 48.8% and 48.3% for the three and six months ended June 30, 2012, respectively, as compared to 48.2% and 47.2% in the prior-year periods. The increase in gross margin was primarily due to leverage related to the increase in revenue mentioned above. Specifically, salaries and related expenses and medical supply costs increased at a lesser rate compared to increased revenue.

Intercompany Revenue
Laboratory revenue, for the three and six months ended June 30, 2012, included intercompany revenue of $14.2 million and $26.9 million, respectively, generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011			2012		2011
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$7,995	2.3%	$6,044	2.1%	32.3%	$15,052	2.3%	$12,127	2.2%	24.1%
Laboratory	7,510	8.7%	6,853	8.1%	9.6%	15,108	8.8%	13,489	8.2%	12.0%
All Other	9,029	32.9%	3,584	22.1%	151.9%	18,312	34.1%	7,140	20.2%	156.5%
Corporate	14,463	3.3%	10,182	2.7%	42.0%	29,576	3.5%	20,090	2.7%	47.2%
Total SG&A	$38,997	9.0%	$26,663	7.1%	46.3%	$78,048	9.3%	$52,846	7.3%	47.7%
Consolidated SG&A increased by $12.3 million and $25.2 million for the three and six months ended June 30, 2012, respectively, compared to the prior-year periods. The increases in consolidated SG&A for the three and six months ended June 30, 2012 included $6.3 million and $12.2 million, respectively, from the addition of AVC, Vetstreet and ThinkPets. The increases in Corporate SG&A, included $2.3 million and $5.0 million for the three and six months ended June 30, 2012, respectively, due to additional share-based compensation related to grants issued during 2011. Additional increases of $427,000 and $1.3 million for the three and six months ended June 30, 2012, respectively, were transaction costs related to acquisitions.

Operating Income
The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2012		2011			2012		2011
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$41,497	12.1%	$46,845	16.1%	(11.4)%	$79,491	12.1%	$80,237	14.3%	(0.9)%
Laboratory	34,793	40.2%	33,809	40.1%	2.9%	67,753	39.5%	63,892	39.0%	6.0%
All Other	533	1.9%	1,204	7.4%	(55.7)%	(91)	(0.2)%	2,106	6.0%	(104.3)%
Corporate	(14,462)		(10,182)		42.0%	(29,592)		(20,090)		47.3%
Intercompany	(863)		(1,567)		(44.9)%	(2,258)		(2,530)		(10.8)%
Total operating income	$61,498	14.0%	$70,109	18.6%	(12.3)%	$115,303	13.6%	$123,615	16.9%	(6.7)%
The decrease in our consolidated operating income during the three and six months ended June 30, 2012 was primarily due to the decline in Animal Hospital margins, the aforementioned gross profit decrease, which included a $2.7 million out-of-period adjustment to depreciation expense related to our acquired capital leases and increases in SG&A expenses.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense:
Senior term notes	$3,103	$3,045	$6,276	$6,182
Capital leases and other	1,054	1,304	1,849	1,973
Amortization of debt costs	321	386	642	774
	4,478	4,735	8,767	8,929
Interest income	(114)	(160)	(316)	(335)
Total interest expense, net of interest income	$4,364	$4,575	$8,451	$8,594
The decrease in net interest expense for the three and six months ended June 30, 2012 was primarily due to interest charged in the prior year comparable periods related to a mandatorily redeemable partnership interest correction, partially offset by an increase in interest expense from capital leases in the current year periods.
Provision for Income Taxes
The effective rate for the six months ended June 30, 2012 was 37.0%, as compared to 39.4% at June 30, 2011. The decrease in rate is in part due to (i) the non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest and (ii) lower tax rates in Canada.
Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, (iii) proceeds received from the sale of our imaging equipment and other related services and (iv) payments received from participating hospitals for Vetstreet subscriptions and Vetstreet and ThinkPets reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At June 30, 2012, our consolidated cash and cash equivalents totaled $64.1 million, representing an increase of $416,000 as compared to December 31, 2011. Cash flows generated from operating activities totaled $108.7 million for the six months ended June 30, 2012, representing a decrease of $7.0 million compared to the six months ended June 30, 2011.
We have historically funded our working capital requirements, capital expenditures and investment in individual animal hospitals primarily from internally generated cash flows and we expect to continue to do so in the future. During the first quarter of the 2012 fiscal year, we amended our Amended and Restated Credit & Guaranty Agreement, dated as of August 16, 2011. The First Amendment replenishes the aggregate amount of New Term Loan Commitments available under the Credit Agreement to a maximum of $100 million, after giving effect to the funding of $50 million of New Term Loan Commitments on January 24, 2012, which were drawn in connection with the additional investment made in AVC. As of June 30, 2012, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.

Historically, we have been able to access the capital markets to fund acquisitions that could not be funded out of internally generated cash flows. The availability of financing in the form of debt or equity, however, is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
Future Cash Flows
Short-Term
Other than our larger acquisitions, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally generated cash flows. We anticipate that our cash on hand, net cash provided by operations, available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate significant acquisitions of animal hospital chains or other businesses during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2012, we expect to spend $90 million to $120 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. From January 1, 2012 to June 30, 2012, we spent $19.2 million in connection with the acquisition of 14 independent animal hospitals, as well as, $74.8 million for the acquisition of AVC and approximately $7.5 million, net of acquired cash, for the acquisition of ThinkPets. In addition, we expect to spend approximately $80 million in 2012 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $37.2 million had been expended at June 30, 2012.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2012, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At June 30, 2012, we had a fixed-charge coverage ratio of 1.63 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At June 30, 2012, we had a leverage ratio of 2.18 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$108,668	$115,620
Investing activities	(112,860)	(42,491)
Financing activities	4,636	(14,625)
Effect of currency exchange rate changes on cash and cash equivalents	(28)	153
Increase in cash and cash equivalents	416	58,657
Cash and cash equivalents at beginning of period	63,651	97,126
Cash and cash equivalents at end of period	$64,067	$155,783
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $7.0 million in the six months ended June 30, 2012, as compared to the prior-year period. Operating cash flow for the six months ended June 30, 2012 included $72.1 million of net income, net non-cash expenses of $52.5 million and net cash used as a result of changes in operating assets and liabilities of $15.9 million. The changes in operating assets and liabilities included a $6.9 million increase in accounts receivable, a $5.8 million increase in inventory, prepaid expenses and other assets, a $1.8 million decrease in accounts payable and accrued liabilities, a $2.5 million increase in prepaid income taxes, partially offset by a $1.1 million increase in accrued payroll and related liabilities. The increase in accounts receivable was primarily due to an increase in net revenue. The increase in inventory, prepaid expenses and other assets was primarily a result of an increase in lease receivables, as a result of entering into additional contracts with clients. The decrease in accounts payable and accrued liabilities, the increase in prepaid income taxes and the increase in accrued payroll and related liabilities were all a result of timing of payment obligations.
Cash provided by operating activities of $115.6 million for the six months ended June 30, 2011 consisted of $70.6 million of net income, net non-cash expenses of $42.1 million and net cash provided, as a result of changes in operating assets and liabilities of $2.9 million. The changes in operating assets and liabilities primarily included a $16.0 million increase in accrued payroll and related liabilities, and a $7.9 million decrease in prepaid income taxes, offset by a $8.0 million decrease in accounts payable and accrued liabilities, a $7.8 million increase in trade accounts receivable and a $5.2 million increase in inventory, prepaid expenses and other assets. The increase in accrued payroll and related liabilities, the decrease in prepaid income taxes and the decrease in accounts payable and accrued liabilities were all a result of timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in net revenue.

Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended June 30,
Investing Cash Flows:	2012	2011	Variance
Acquisition of independent animal hospitals and laboratories	$(19,193)	$(11,600)	$(7,593)	(1)
Acquisition of AVC	(48,891)	—	(48,891)
Acquisition of ThinkPets	(7,468)	—	(7,468)
Other	(276)	(204)	(72)
Total cash used for acquisitions	(75,828)	(11,804)	(64,024)
Property and equipment additions	(37,165)	(28,434)	(8,731)	(2)
Real estate acquired with acquisitions	—	(1,900)	1,900
Proceeds from sale of assets	78	140	(62)
Other	55	(493)	548
Net cash used in investing activities	$(112,860)	$(42,491)	$(70,369)
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended June 30,
Financing Cash Flows:	2012	2011	Variance
Repayment of debt	$(43,318)	$(14,164)	$(29,154)	(1)
Proceeds from issuance of long-term debt	50,000	—	50,000	(2)
Proceeds from revolving credit facility	50,000	—	50,000	(3)
Repayment of revolving credit facility	(50,000)	—	(50,000)	(3)
Payment of financing costs	(122)	—	(122)
Distributions to noncontrolling interest partners	(1,631)	(1,141)	(490)
Proceeds from issuance of common stock under stock option plans	2,885	2,456	429
Excess tax benefit from exercise of stock options	248	906	(658)
Stock repurchases	(2,770)	(2,337)	(433)	(4)
Other	(656)	(345)	(311)
Net cash provided by (used in) financing activities	$4,636	$(14,625)	$19,261
____________________________

(1)	For the six months ended June 30, 2012, we paid $25.9 million to pay off debt related to the acquisition of AVC. Additionally, we paid $17.4 million in scheduled payments.

(2)
The proceeds from issuance of long term debt for the six months ended June 30, 2012 included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement, which were used to fund the AVC acquisition.

(3)
For the six months ended June 30, 2012 we borrowed against our revolving credit facility to fund the AVC acquisition, which was subsequently repaid with the proceeds from the issuance of $50 million of new term loans, as mentioned above.

(4)	The stock repurchases represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stocks with a portion of the stocks that vested.
Future Contractual Cash Requirements
The following table sets forth material changes from the amounts reported in our 2011 Form 10-K to our scheduled principal and interest obligations due by us for each of the years indicated as of June 30, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations:
Long-term debt	$608,203	$31,563	$90,742	$485,898
Variable cash interest expense Term A (1)	43,892	11,927	21,547	10,418
	$652,095	$43,490	$112,289	$496,316
____________________________

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of June 30, 2012.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of June 30, 2012, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At June 30, 2012, we had $608.2 million principal outstanding under our senior term notes and no borrowings outstanding under our $125 million revolving credit facility.
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
Other Debt and Capital Lease Obligations
At June 30, 2012, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $40.0 million, which are included in long-term debt in our condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.4% to 9.6%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2012, we had borrowings of $608.2 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. If the adjusted Eurodollar rate increases or decreases 1% from June 30, 2012, the additional annual interest expense or savings will amount to $6.0 million. This represents an increase of approximately $400,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2011 Annual Report on Form 10-K, due to the issuance of $50 million in additional senior term notes.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2012.

Date:	August 9, 2012	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Extension Schema Document*

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document*
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