Form 10-Q
period 2012-09-30
VCA ANTECH INC
filed 2012-11-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 87,829,066 shares as of November 5, 2012.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
September 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$79,661	$63,651
Trade accounts receivable, less allowance for uncollectible accounts of $16,156 and $14,978 at September 30, 2012 and December 31, 2011, respectively	62,061	58,279
Inventory	53,526	48,661
Prepaid expenses and other	24,302	21,883
Deferred income taxes	28,747	26,310
Prepaid income taxes	20,610	18,373
Total current assets	268,907	237,157
Property and equipment, net	392,367	370,646
Goodwill	1,366,117	1,237,607
Other intangible assets, net	116,762	92,403
Notes receivable, net	6,193	6,202
Deferred financing costs, net	4,549	5,435
Other	46,390	45,918
Total assets	$2,201,285	$1,995,368
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$34,996	$32,571
Accounts payable	37,859	37,797
Accrued payroll and related liabilities	55,152	42,658
Other accrued liabilities	56,352	43,968
Total current liabilities	184,359	156,994
Long-term debt, less current portion	604,445	586,282
Deferred income taxes	122,317	101,229
Other liabilities	37,429	25,947
Total liabilities	948,550	870,452
Commitments and contingencies
Redeemable noncontrolling interests	6,975	6,964
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 87,829 and 86,796 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	88	87
Additional paid-in capital	382,479	361,715
Retained earnings	849,260	745,658
Accumulated other comprehensive income	2,883	418
Total VCA Antech, Inc. stockholders’ equity	1,234,710	1,107,878
Noncontrolling interests	11,050	10,074
Total equity	1,245,760	1,117,952
Total liabilities and equity	$2,201,285	$1,995,368

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$433,613	$385,135	$1,281,450	$1,116,363
Direct costs	334,432	294,998	988,283	849,616
Gross profit	99,181	90,137	293,167	266,747
Selling, general and administrative expense	37,608	32,488	115,656	85,334
Net loss (gain) on sale of assets	387	(192)	1,022	(43)
Operating income	61,186	57,841	176,489	181,456
Interest expense, net	4,295	4,222	12,746	12,816
Debt retirement costs	—	2,764	—	2,764
Business combination adjustment gain	—	—	(5,719)	—
Other (income) expense	(284)	8	(639)	(1)
Income before provision for income taxes	57,175	50,847	170,101	165,877
Provision for income taxes	21,533	19,488	62,360	63,957
Net income	35,642	31,359	107,741	101,920
Net income attributable to noncontrolling interests	1,605	1,190	4,139	3,300
Net income attributable to VCA Antech, Inc	$34,037	$30,169	$103,602	$98,620
Basic earnings per share	$0.39	$0.35	$1.18	$1.14
Diluted earnings per share	$0.38	$0.35	$1.17	$1.13
Weighted-average shares outstanding for basic earnings per share	87,773	86,697	87,554	86,531
Weighted-average shares outstanding for diluted earnings per share	88,654	87,253	88,589	87,293

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income(1)	$35,642	$31,359	$107,741	$101,920
Other comprehensive income:
Foreign currency translation adjustments	2,615	(669)	2,173	(373)
Unrealized gain (loss) on foreign currency	432	(608)	479	(371)
Tax (expense) benefit	(169)	237	(187)	145
Other comprehensive income (loss)	2,878	(1,040)	2,465	(599)
Total comprehensive income	38,520	30,319	110,206	101,321
Comprehensive income attributable to noncontrolling interests(1)	1,605	1,190	4,139	3,300
Comprehensive income attributable to VCA Antech, Inc	$36,915	$29,129	$106,067	$98,021
 ____________________________

(1)
Includes approximately $2.1 million and $1.5 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $1,207 and $326 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	98,620	—	1,767	100,387
Other comprehensive loss	—	—	—	—	(599)	—	(599)
Distribution to noncontrolling interests	—	—	—	—	—	(1,046)	(1,046)
Purchase of noncontrolling interests	—	—	263	—	—	(875)	(612)
Share-based compensation	—	—	6,610	—	—	—	6,610
Issuance of common stock under stock incentive plans	596	1	2,595	—	—	—	2,596
Stock repurchases	(113)	—	(2,663)	—	—	—	(2,663)
Excess tax benefit from stock options	—	—	963	—	—	—	963
Tax shortfall and other from stock options and awards	—	—	(539)	—	—	—	(539)
Balances, September 30, 2011	86,662	$87	$355,077	$748,873	$138	$10,407	$1,114,582

Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $702 and $1,359 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	103,602	—	2,078	105,680
Other comprehensive income	—	—	—	—	2,465	—	2,465
Distribution to noncontrolling interests	—	—	—	—	—	(1,102)	(1,102)
Share-based compensation	—	—	10,466	—	—	—	10,466
Issuance of common stock under stock incentive plans	745	1	3,321	—	—	—	3,322
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	(185)	—	(3,933)	—	—	—	(3,933)
Excess tax benefit from stock options	—	—	358	—	—	—	358
Tax benefit and other from stock options and awards	—	—	52	—	—	—	52
Balances, September 30, 2012	87,829	$88	$382,479	$849,260	$2,883	$11,050	$1,245,760

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$107,741	$101,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,882	41,386
Amortization of debt issue costs	961	1,169
Provision for uncollectible accounts	4,437	4,510
Debt retirement costs	—	2,764
Business combination adjustment gain	(5,719)	—
Net loss (gain) on sale of assets	1,022	(43)
Share-based compensation	10,466	6,610
Deferred income taxes	14,119	14,649
Excess tax benefit from exercise of stock options	(358)	(963)
Other	(838)	(489)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,079)	(7,018)
Inventory, prepaid expense and other assets	(6,727)	(9,806)
Accounts payable and other accrued liabilities	3,161	(8,328)
Accrued payroll and related liabilities	10,007	8,523
Income taxes	(1,636)	8,707
Net cash provided by operating activities	188,439	163,591
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(108,031)	(190,363)
Real estate acquired in connection with business acquisitions	(1,602)	(1,900)
Property and equipment additions	(55,257)	(43,275)
Proceeds from sale of assets	112	447
Other	(1,583)	(723)
Net cash used in investing activities	(166,361)	(235,814)
Cash flows from financing activities:
Repayment of debt	(52,040)	(90,945)
Proceeds from issuance of long-term debt	50,000	150,000
Proceeds from revolving credit facility	50,000	50,000
Repayment of revolving credit facility	(50,000)	(50,000)
Payment of financing costs	(122)	(2,944)
Distributions to noncontrolling interest partners	(2,802)	(1,959)
Proceeds from issuance of common stock under stock option plans	3,322	2,596
Excess tax benefit from exercise of stock options	358	963
Stock repurchases	(3,897)	(2,663)
Other	(1,273)	(345)
Net cash (used in) provided by financing activities	(6,454)	54,703
Effect of currency exchange rate changes on cash and cash equivalents	386	(363)
Increase (decrease) in cash and cash equivalents	16,010	(17,883)
Cash and cash equivalents at beginning of period	63,651	97,126
Cash and cash equivalents at end of period	$79,661	$79,243

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Interest paid	$11,614	$12,214
Income taxes paid	$48,671	$40,601
Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$187,515	$241,688
Fair value of pre-existing investment in AVC	(11,850)	—
Noncontrolling interest	(8,161)	—
Cash paid for acquisitions	(108,031)	(189,255)
Cash paid to debt holders	(25,915)	(26,048)
Issuance of common stock for acquisitions	(10,500)	—
Contingent consideration	(934)	(481)
Holdbacks	(2,525)	(800)
Liabilities assumed	$19,599	$25,104

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2012
(Unaudited)

1.	Nature of Operations
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following five operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), Vetstreet and ThinkPets.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2012, we operated 601 animal hospitals throughout 41 states and in three Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2012, we operated 55 laboratories of various sizes located strategically throughout the United States and certain areas in Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Vetstreet and ThinkPets businesses combined provide online communications, professional education, marketing solutions and an ecommerce platform for independent animal hospitals. In addition, Vetstreet.com provides a robust selection of products, information and services to the pet-owning community.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. For further information, refer to our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2012 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2011	$1,035,401	$96,810	$105,396	$1,237,607
Goodwill acquired	120,505	34	11,194	131,733
Foreign translation adjustment	2,053	23	—	2,076
Other (1)	(4,271)	—	(1,028)	(5,299)
Balance as of September 30, 2012 (2)	$1,153,688	$96,867	$115,562	$1,366,117
 ____________________________

(1)	Other includes acquisition-price adjustments, which consist primarily of an adjustment related to capital leases and buy-outs.

(2)	Net of accumulated impairment losses of $21.3 million recorded in 2011, all related to our medical technology business, included in "All Other" in the above table.
We had no impairment losses during the nine months ended September 30, 2012.
Other Intangible Assets
Our amortizable intangible assets at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$113,689	$(33,011)	$80,678	$82,891	$(21,147)	$61,744
Covenants not-to-compete	12,262	(7,225)	5,037	13,035	(8,067)	4,968
Favorable lease assets	7,163	(3,717)	3,446	5,571	(3,210)	2,361
Trademarks	14,017	(2,667)	11,350	7,405	(1,686)	5,719
Contracts	3,500	(519)	2,981	3,500	(185)	3,315
Technology	17,161	(3,919)	13,242	16,589	(2,342)	14,247
Client lists	85	(57)	28	84	(35)	49
Total	$167,877	$(51,115)	$116,762	$129,075	$(36,672)	$92,403

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Aggregate amortization expense	$6,612	$3,883	$16,830	$9,092
The estimated amortization expense related to intangible assets for the remainder of 2012 and each of the succeeding years thereafter, as of September 30, 2012, is as follows (in thousands):

Remainder of 2012	$6,040
2013	22,377
2014	19,935
2015	17,837
2016	14,586
Thereafter	35,987
Total	$116,762

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the nine months ended September 30, 2012:

Animal Hospitals:
Animal Hospital acquisitions, excluding Associate Veterinary Clinics (1981) LTD ("AVC")	24
Acquisitions, merged	(4)
AVC acquisition	44
Sold, closed or merged	(4)
Total	60

Laboratories:
Created	2

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

4.	Acquisitions, continued
Animal Hospital and Laboratory Acquisitions, excluding AVC
The following table summarizes the aggregate consideration for the 24 independent animal hospitals acquired during the nine months ended September 30, 2012, and the preliminary allocation of the acquisition price (in thousands):

Consideration:
Cash	$51,744
Holdback	1,475
Earnout contingent consideration	934
Fair value of total consideration transferred	$54,153

Allocation of the Purchase Price:
Tangible assets	$1,995
Identifiable intangible assets	9,184
Goodwill (1)	42,974
Total	$54,153
____________________________

(1)     We expect that $40.0 million of the goodwill recorded for these acquisitions, as of September 30, 2012, will be deductible for income tax purposes.
In addition to the purchase price listed above, are cash payments made for real estate acquired in connection with our purchase of animal hospitals, totaling $1.6 million for the nine months ended September 30, 2012.
AVC
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

4.	Acquisitions, continued

The following table summarizes the total investment and the preliminary allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,819
Cash paid to debt holders	25,915
Fair value of total consideration transferred	$74,734

Allocation of the Purchase Price:
Tangible assets	$11,743
Identifiable intangible assets (1)	23,561
Goodwill (2)	77,565
Other liabilities assumed	(18,124)
94,745
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,734
____________________________

(1)     Identifiable intangible assets include customer relationships, trademark and covenants-not-to-compete.
(2)     As of September 30, 2012, we expect that approximately $362,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
Acquisition-related costs, included in corporate selling, general and administrative expense in our income statement, for the three and nine months ended September 30, 2012, were approximately $161,000 and $500,000, respectively.
The allocation of the additional investment is preliminary, because certain items have not been completed or finalized, including but not limited to, the valuation of assets, primarily property and equipment.
AVC is reported within our Animal Hospital reportable segment.
The pro forma impact on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.
ThinkPets, Inc ("ThinkPets)
On February 1, 2012, we acquired 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We intend to combine the operations of ThinkPets with our Vetstreet business, which we expect will improve the products and services it offers to clients of both companies. Our consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

4.	Acquisitions, continued
The following table summarizes the preliminary purchase price and the preliminary allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,078
Identifiable intangible assets (1)	7,221
Goodwill (2)	11,194
Other liabilities assumed	(1,475)
Total	$19,018
____________________________

(1)     Identifiable intangible assets include customer relationships, contracts and trademark.
(2)     As of September 30, 2012, we expect that approximately $821,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
Acquisition-related costs, included in corporate selling, general and administrative expense in our income statement, for the three and nine months ended September 30, 2012, were approximately $35,000 and $1.0 million, respectively.
The allocation of the purchase price is preliminary because certain items have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities.
ThinkPets is reported within our "All Other" category in our segment disclosures combined with our Medical Technology and Vetstreet operating segments.
The pro forma impact on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred revenue	$9,481	$7,025
Accrued health insurance	6,275	5,553
Deferred rent	4,087	3,626
Accrued consulting fees	2,886	2,886
Holdbacks and earnouts	3,795	2,250
Customer deposits	2,681	2,281
Accrued lab service rebates	426	332
Other	26,721	20,015
	$56,352	$43,968

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

6.	Long-Term Obligations
Senior Credit Facility
On January 25, 2012, we executed an amendment (the "First Amendment") to our Amended and Restated Credit and Guaranty Agreement entered into as of August 16, 2011 (our "Senior Credit Facility"). On January 24, 2012, we issued new term loans in the aggregate principal amount of $50.0 million. The First Amendment replenished the aggregate principal amount of uncommitted incremental facilities by $50.0 million, permitting us to request up to an aggregate principal amount of $100.0 million in uncommitted incremental facilities. The funds borrowed from the Incremental Facility were used to fully repay amounts borrowed to fund an additional investment in Associate Veterinary Clinics (1981) LTD ("AVC") on February 1, 2012. In connection with the First Amendment we incurred $122,000 in financing costs, of which approximately $47,000 were expensed as a component of selling, general and administrative expenses and $75,000 were capitalized as deferred financing costs.
The following table summarizes our long-term obligations at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Revolver	$—	$—
Senior term notes at the adjusted Eurodollar rate + 1.75% (1.97% at September 30, 2012)	600,313	573,984
Other debt and capital lease obligations	39,128	44,869
Total debt obligations	639,441	618,853
Less - current portion	(34,996)	(32,571)
	$604,445	$586,282

Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•
the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•
the adjusted Eurodollar rate (as defined below), plus a margin of 1.75% (Level II, see table below), per annum until the date of delivery of the compliance certificate and the financial statements, for the period ended September 30, 2012, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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
September 30, 2012
(Unaudited)

6.	Long-Term Obligations, continued

Maturity and Principal Payments. The Amended and Restated senior term notes mature on August 19, 2016. Principal payments on the senior term notes are paid quarterly in the amount of (i) $7.9 million for the first four quarters beginning on December 31, 2012, (ii) $11.8 million for the two years following, and (iii) $15.8 million for the three quarters prior to maturity, at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

Remainder of 2012	$7,891
2013	35,508
2014	47,344
2015	51,289
2016	458,281
Total	$600,313
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
Long-Term Debt. The fair value of debt at September 30, 2012 and December 31, 2011 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

7.	Fair Value Measurements, continued

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$600,313	$601,814	$573,984	$573,984
At September 30, 2012 and December 31, 2011, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

8.	Share-Based Compensation
Stock Option Activity
A summary of our stock option activity for the nine months ended September 30, 2012 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	3,776	$16.92
Granted	462	$18.94
Exercised	(225)	$14.78
Canceled	(52)	$14.84
Outstanding at September 30, 2012	3,961	$17.25
Exercisable at September 30, 2012	2,828	$17.27
Vested and expected to vest at September 30, 2012	3,931	$17.26
There were 462,229 stock options granted during the nine months ended September 30, 2012, which had an estimated weighted-average grant date fair value of approximately $5.48. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2012 was $360,000 and $1.6 million, respectively, and the actual tax benefit realized on options exercised during these periods was $141,000 and $629,000, respectively.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following assumptions were used to determine the preliminary fair value of those options granted during the nine months ended September 30, 2012:

Expected volatility (1)	34.1%
Weighted-average volatility (1)	34.1%
Expected dividends	—
Expected term (years)	4.4
Risk-free rate (2)	0.62%
_________________

(1)	We estimated the volatility of our common stock on the date of grant based on using both historical and implied volatilities.

(2)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

8.	Share-Based Compensation, continued
At September 30, 2012 there was $5.8 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 3.4 years.
The compensation cost charged against income, for stock options for the three months ended September 30, 2012 and 2011, was $362,000 and $347,000, respectively. The corresponding income tax benefit recognized was $142,000 and $136,000, for the three months ended September 30, 2012 and 2011, respectively.
The compensation cost charged against income, for stock options for the nine months ended September 30, 2012 and 2011, was $1.1 million and $1.0 million, respectively. The corresponding income tax benefit recognized was $433,000 and $407,000, for the nine months ended September 30, 2012 and 2011, respectively.
Nonvested Stock Activity
During the nine months ended September 30, 2012, we granted 68,900 shares of nonvested common stock as incentives to certain employees, including 14,308 shares for the annual directors' grant. Assuming continued service through each vesting date, the majority of these awards will vest in four equal annual installments beginning February 2013 through August 2016.
Total compensation cost charged against income related to nonvested stock awards was $2.1 million and $3.7 million, for the three months ended September 30, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $805,000 and $1.5 million, for the three months ended September 30, 2012 and 2011, respectively. Total compensation cost charged against income related to nonvested stock awards was $9.1 million and $5.6 million, for the nine months ended September 30, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $3.6 million and $2.2 million, for the nine months ended September 30, 2012 and 2011, respectively.
At September 30, 2012, there was $14.8 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.7 years. A summary of our nonvested stock activity for the nine months ended September 30, 2012 is as follows (in thousands, except per share amounts):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2011	1,516	$20.76
Granted	69	$21.41
Vested	(437)	$22.15
Forfeited/Canceled	(1)	$42.33
Outstanding at September 30, 2012	1,147	$20.27

Restricted Stock Unit Activity
During the three and nine months ended September 30, 2012, we granted 307,989 performance based restricted stock units ("RSUs") to our executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during the performance periods, from the fourth quarter 2012 through December 31, 2014, as set forth in the 2012 equity performance award agreements. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will vest in four equal annual installments beginning August 2013 through August 2016.
Total compensation cost charged against income, related to RSU awards was $279,000, for the three and nine months ended September 30, 2012. The corresponding income tax benefit recognized in the income statement for the same periods were $109,000.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

8.	Share-Based Compensation, continued
At September 30, 2012, there was $5.6 million of unrecognized compensation cost related to these RSUs, which will be recognized over a weighted-average period of 3.9 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to VCA Antech, Inc	$34,037	$30,169	$103,602	$98,620
Weighted-average common shares outstanding:
Basic	87,773	86,697	87,554	86,531
Effect of dilutive potential common shares:
Stock options	461	445	523	593
Nonvested shares and units	420	111	512	169
Diluted	88,654	87,253	88,589	87,293
Basic earnings per share	$0.39	$0.35	$1.18	$1.14
Diluted earnings per share	$0.38	$0.35	$1.17	$1.13
For the three months ended September 30, 2012 and 2011, potential common shares of 1,220,547 and 2,104,547, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
For the nine months ended September 30, 2012 and 2011, potential common shares of 1,100,645 and 1,139,567, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

10.	Lines of Business
Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments, included in “All Other” in the following tables, are our (i) Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our (ii) Vetstreet business and our (iii) ThinkPets business. Vetstreet and ThinkPets provide online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our segments.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

10.	Lines of Business, continued
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

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Three Months Ended September 30, 2012
External revenue	$342,840	$68,139	$22,634	$—	$—	$433,613
Intercompany revenue	—	13,147	5,466	—	(18,613)	—
Total revenue	342,840	81,286	28,100	—	(18,613)	433,613
Direct costs	288,588	44,109	19,217	—	(17,482)	334,432
Gross profit	54,252	37,177	8,883	—	(1,131)	99,181
Selling, general and administrative expense	7,745	7,285	8,764	13,814	—	37,608
Net (gain) loss on sale and disposal of assets	(77)	—	464	—	—	387
Operating income (loss)	$46,584	$29,892	$(345)	$(13,814)	$(1,131)	$61,186
Depreciation and amortization	$13,953	$2,544	$2,611	$806	$(395)	$19,519
Property and equipment additions	$14,069	$1,342	$1,660	$2,120	$(1,099)	$18,092
Three Months Ended September 30, 2011
External revenue	$303,203	$67,588	$14,344	$—	$—	$385,135
Intercompany revenue	—	11,397	4,538	—	(15,935)	—
Total revenue	303,203	78,985	18,882	—	(15,935)	385,135
Direct costs	251,613	43,657	14,149	—	(14,421)	294,998
Gross profit	51,590	35,328	4,733	—	(1,514)	90,137
Selling, general and administrative expense	6,126	7,088	4,669	14,605	—	32,488
Net loss on sale and disposal of assets	(213)	1	20	—	—	(192)
Operating income (loss)	$45,677	$28,239	$44	$(14,605)	$(1,514)	$57,841
Depreciation and amortization	$10,393	$2,563	$1,606	$702	$(334)	$14,930
Property and equipment additions	$11,061	$1,085	$1,986	$1,338	$(629)	$14,841

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

10.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Nine Months Ended September 30, 2012
External revenue	$1,001,247	$212,562	$67,641	$—	$—	$1,281,450
Intercompany revenue	—	40,074	14,202	—	(54,276)	—
Total revenue	1,001,247	252,636	81,843	—	(54,276)	1,281,450
Direct costs	852,059	132,612	54,499	—	(50,887)	988,283
Gross profit	149,188	120,024	27,344	—	(3,389)	293,167
Selling, general and administrative expense	22,797	22,393	27,076	43,390	—	115,656
Net loss (gain) on sale and disposal of assets	316	(14)	704	16	—	1,022
Operating income (loss)	$126,075	$97,645	$(436)	$(43,406)	$(3,389)	$176,489
Depreciation and amortization	$40,536	$7,618	$7,456	$2,374	$(1,102)	$56,882
Property and equipment additions	$40,132	$4,691	$4,430	$8,111	$(2,107)	$55,257
Nine Months Ended September 30, 2011
External revenue	$864,476	$209,639	$42,248	$—	$—	$1,116,363
Intercompany revenue	—	33,280	11,939	—	(45,219)	—
Total revenue	864,476	242,919	54,187	—	(45,219)	1,116,363
Direct costs	720,393	130,192	40,206	—	(41,175)	849,616
Gross profit	144,083	112,727	13,981	—	(4,044)	266,747
Selling, general and administrative expense	18,253	20,577	11,809	34,695	—	85,334
Net loss on sale and disposal of assets	(84)	19	22	—	—	(43)
Operating income (loss)	$125,914	$92,131	$2,150	$(34,695)	$(4,044)	$181,456
Depreciation and amortization	$29,799	$7,542	$2,931	$2,067	$(953)	$41,386
Property and equipment additions	$33,832	$4,049	$3,003	$3,923	$(1,532)	$43,275

At September 30, 2012
Total assets	$1,623,778	$244,811	$219,630	$139,314	$(26,248)	$2,201,285
At December 31, 2011
Total assets	$1,439,103	$232,423	$202,187	$142,793	$(21,138)	$1,995,368

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

11.	Commitments and Contingencies
We have certain commitments, including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay approximately $2.5 million. Under the current business combination accounting guidance, contingent consideration, such as earn-out liabilities, is recognized as part of the consideration transferred on the acquisition date. A corresponding liability is recorded based on the fair value of the liability, if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable for each reporting period.

b.	Other Contingencies
We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12.	Income Taxes
The effective tax rates of income attributable to VCA for the three and nine months ended September 30, 2012, were 38.7% and 37.6%, respectively, as compared to the three and nine months ended September 30, 2011, of 39.2% and 39.3%, respectively. The decreases in rates are, in part, due to the non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC, realized upon the acquisition of the remaining equity interest, in addition to lower tax rates in Canada.

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

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value and classify them as liabilities due to the certainty of the related event. We recognize redemption value changes in the obligation in interest expense. At September 30, 2012 and December 31, 2011, these liabilities were $11.7 million and $3.1 million, respectively, and are included in other liabilities in our consolidated balance sheets.

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

income attributable to noncontrolling interests.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2012
(Unaudited)

13.	Noncontrolling Interests, continued
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2010		$5,799
Noncontrolling interest	$660
Redemption value change	547	1,207
Formation of noncontrolling interests		510
Distribution to noncontrolling interests		(625)
Balance as of September 30, 2011		$6,891

Balance as of December 31, 2011		$6,964
Noncontrolling interest	$666
Redemption value change	36	702
Distribution to noncontrolling interests		(691)
Balance as of September 30, 2012		$6,975

14.	Recent Accounting Pronouncements

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
September 30, 2012
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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 9, 2012, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after November 9, 2012 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
We are a leading North American animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical based marketing solutions to the veterinary community.
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the United States and Canada. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2012, our animal hospital network consisted of 601 animal hospitals in 41 states and in three Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2012, our laboratory network consisted of 55 laboratories serving all 50 states and certain areas in Canada.

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
The unstable path and slow pace of the economic recovery and continued competition predominantly in the laboratory business, continues to negatively impact our revenue. We are unable to forecast the timing or degree of an economic recovery. Further, trends in the general economy may not be reflected in our business at the same time or in the same degree as in the general economy. The timing and degree of any economic recovery, and its impact on our business, are among the important factors that could cause our actual results to differ from our forward-looking information.
Executive Overview
During the three and nine months ended September 30, 2012, we achieved an increase in consolidated revenue primarily from acquired animal hospitals and other acquired businesses, as well as, organic growth in our animal hospital and laboratory businesses. Our Animal Hospital same-store revenue increased 1.1%, adjusted for one less business day in 2012 compared to

2011, for the three months ended September 30, 2012 and increased 1.3%, for the nine months ended September 30, 2012. Our Laboratory internal revenue, adjusted for differences in billing days, increased 3.5% and 3.7%, for the three and nine months ended September 30, 2012, respectively. Our overall operating income increased 5.8% for the three months ended September 30, 2012, as compared to the prior-year comparable period. The increase was primarily due to the acquisition of Associate Veterinary Clinics (1981) LTD ("AVC"), ThinkPets, Inc. (“ThinkPets”) and improved results from our laboratory business segment. Our overall operating income for the nine months ended September 30, 2012 declined 2.7%, as compared to the prior-year comparable period. The decline was primarily due to a decrease in gross margins in our Animal Hospital segment, which was caused by an increase in labor and other costs, and increased selling, general and administrative expenses.

Financing Transaction
On January 25, 2012 we amended our Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2011. The amendment replenishes the aggregate amount of uncommitted incremental facilities available under our senior credit facility to a maximum of $100 million, after giving effect to the funding of $50 million of new term loan commitments on January 24, 2012, which were drawn in connection with the additional investment made in AVC, detailed below.
Acquisitions
Our growth strategy includes the acquisition of independent animal hospitals. We currently anticipate that during the current year, we will acquire $100 million to $120 million of annualized Animal Hospital revenue, exclusive of the acquisition of AVC. We evaluate the acquisition of animal hospital chains and laboratories, or related businesses, if favorable opportunities are presented. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2012:

Animal Hospitals:
Beginning of period	541
Acquisitions, excluding AVC	24
Acquisitions, merged	(4)
AVC acquisition	44
Sold, closed or merged	(4)
End of period	601

Laboratories:
Beginning of period	53
Created	2
End of period	55

The following table summarizes the aggregate consideration for the 24 independent animal hospitals acquired during the nine months ended September 30, 2012, and the allocation of the acquisition price (in thousands):

Consideration:
Cash	$51,744
Holdback	1,475
Earnout contingent consideration	934
Fair value of total consideration transferred	$54,153

Allocation of the Purchase Price:
Tangible assets	$1,995
Identifiable intangible assets	9,184
Goodwill (1)	42,974
Total	$54,153
____________________________

(1)     We expect that $40.0 million of the goodwill recorded for these acquisitions, as of September 30, 2012, will be deductible for income tax purposes.
AVC
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
The following table summarizes the total investment and the preliminary allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,819
Cash paid to debt holders	25,915
Fair value of total consideration transferred	$74,734

Allocation of the Purchase Price:
Tangible assets	$11,743
Identifiable intangible assets	23,561
Goodwill (1)	77,565
Other liabilities assumed	(18,124)
94,745
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,734
____________________________

(1)     As of September 30, 2012, we expect that approximately $362,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
The allocation of the additional investment is preliminary, because certain items have not been completed or finalized,

including but not limited to, the valuation of assets, primarily property and equipment.
The pro forma impact on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.
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
The following table summarizes the preliminary purchase price and the preliminary allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,078
Identifiable intangible assets	7,221
Goodwill (1)	11,194
Other liabilities assumed	(1,475)
Total	$19,018
____________________________

(1)     As of September 30, 2012, we expect that approximately $821,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
The allocation of the purchase price is preliminary because certain items have not been completed or finalized, including but not limited to, the valuation of assets, including intangible assets, and liabilities.
The pro forma impact on revenue and earnings have not been disclosed as the amounts were immaterial to the financial statements as a whole.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, other intangible assets, capitalized software costs, income taxes, and self-insured liabilities can be found in our 2011 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2012. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At September 30, 2012, we had $1.4 billion of goodwill, accounting for 62% of our total assets. Our goodwill represents the excess of the cost of our acquired entities over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

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

The recognition and measurement of a goodwill impairment loss involves either a high-level qualitative assessment of the fair value of each reporting unit or a more detailed calculation. We have not presently elected to rely on a qualitative assessment, as a result of the narrow margin between the fair value and carrying value of certain reporting units that existed at the previous measurement date.

Accordingly, we first identify a potential impairment by comparing the estimated fair value of our reporting units with the carrying value of our reporting units, with carrying value defined as the reporting unit's net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

If we identify a potential impairment in the first step, we then measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit's net assets based on fair value as calculated in an acquisition. In this hypothetical acquisition, the residual estimated fair value, after allocation to the reporting units' identifiable net assets, is the estimated fair value of goodwill. If the estimated fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the estimated fair value with a corresponding charge to earnings. However, if the estimated fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the estimated fair value.
Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize generally accepted valuation techniques, consisting primarily of discounted cash flow techniques and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans. Changes in our estimates, such as forecasted cash flows, could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge that could be material, particularly for our Animal Hospital and Vetstreet reporting units. Our laboratory reporting unit exceeded its carrying value by a substantial margin as of our last testing date. No events have occurred subsequent to December 31,2011, which would indicate any impairment may have occurred in any of our reporting units.
Our Animal Hospital reporting unit, which has approximately $1.2 billion of goodwill as of September 30, 2012, marginally exceeded its carrying value during the 2011 testing. Negative changes in the undiscounted cash flows related to variables, such as revenue growth rates, margins, or the discount rate, could result in a decrease in the estimated fair value of our Animal Hospital reporting unit and could ultimately result in a substantial goodwill impairment charge. The performance of our Animal Hospital reporting unit, and in turn, the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.
Our Vetstreet reporting unit, which has approximately $96.1 million of goodwill as of September 30, 2012, has faced operational delays in part due to our upgrading and migration of their information technology systems from their former parent MediMedia, to their own Corporate data center. Additionally, certain aspects of its planned product offerings have also been delayed. Any continued delays, strengthening of competitive product offerings and future strategic plans may affect the timing of undiscounted cash flows for the overall business and accordingly could result in a decrease in the estimated fair value of our Vetstreet reporting unit. As a result we could experience a substantial goodwill impairment charge.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Animal Hospital	79.1%	78.7%	78.1%	77.4%
Laboratory	18.7	20.5	19.7	21.8
All Other	6.5	4.9	6.4	4.9
Intercompany	(4.3)	(4.1)	(4.2)	(4.1)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	77.1	76.6	77.1	76.1
Gross profit	22.9	23.4	22.9	23.9
Selling, general and administrative expense	8.7	8.4	9.0	7.6
Net loss on sale of assets	0.1	—	0.1	—
Operating income	14.1	15.0	13.8	16.3
Interest expense, net	1.0	1.1	0.9	1.2
Debt retirement costs	—	0.7	—	0.2
Business combination adjustment gain	—	—	(0.4)	—
Other income	(0.1)	—	—	—
Income before provision for income taxes	13.2	13.2	13.3	14.9
Provision for income taxes	5.0	5.1	4.9	5.8
Net income	8.2	8.1	8.4	9.1
Net income attributable to noncontrolling interests	0.4	0.3	0.3	0.3
Net income attributable to VCA Antech, Inc	7.8%	7.8%	8.1%	8.8%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011			2012		2011
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$342,840	79.1%	$303,203	78.7%	13.1%	$1,001,247	78.1%	$864,476	77.4%	15.8%
Laboratory	81,286	18.7%	78,985	20.5%	2.9%	252,636	19.7%	242,919	21.8%	4.0%
All Other	28,100	6.5%	18,882	4.9%	48.8%	81,843	6.4%	54,187	4.9%	51.0%
Intercompany	(18,613)	(4.3)%	(15,935)	(4.1)%	16.8%	(54,276)	(4.2)%	(45,219)	(4.1)%	20.0%
Total revenue	$433,613	100.0%	$385,135	100.0%	12.6%	$1,281,450	100.0%	$1,116,363	100.0%	14.8%

Consolidated revenue increased $48.5 million, for the three months ended September 30, 2012, and $165.1 million, for the nine months ended September 30, 2012, as compared to the same periods in the prior year. The increases were primarily attributable to revenue from acquisitions including animal hospitals, Vetstreet and ThinkPets and organic revenue from both our Animal Hospital and Laboratory segments. Excluding the impact of acquisitions, revenue remained relatively flat for the three months ended September 30, 2012, and revenue increased $25.8 million for the nine months ended September 30, 2012, primarily related to organic growth in our Laboratory and Animal Hospital segments.
Gross Profit
The following table summarizes our gross profit in both dollars and as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011			2012		2011
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$54,252	15.8%	$51,590	17.0%	5.2%	$149,188	14.9%	$144,083	16.7%	3.5%
Laboratory	37,177	45.7%	35,328	44.7%	5.2%	120,024	47.5%	112,727	46.4%	6.5%
All Other	8,883	31.6%	4,733	25.1%	87.7%	27,344	33.4%	13,981	25.8%	95.6%
Intercompany	(1,131)		(1,514)			(3,389)		(4,044)
Total gross profit	$99,181	22.9%	$90,137	23.4%	10.0%	$293,167	22.9%	$266,747	23.9%	9.9%
Consolidated gross profit increased $9.0 million, for the three months ended September 30, 2012 and $26.4 million, for the nine months ended September 30, 2012, as compared to the same periods in the prior year. The increases for the three and nine months ended September 30, 2012 were primarily due to $7.4 million and $27.9 million, respectively, in gross profit from our acquisitions. Excluding the impact of acquisitions, the remaining increase in gross profit of $1.6 million, for the three months ended September 30, 2012, was primarily related to internal revenue growth in our Laboratory segment, partially offset by a decrease in same-store gross profit in our Animal Hospital segment. Excluding the impact of acquisitions, the consolidated gross profit decreased $1.5 million, for the nine months ended September 30, 2012, related to a decrease in same-store gross profit in our Animal Hospital segment, partially offset by internal revenue growth in our Laboratory segment.
Segment Results
Animal Hospital Segment
The following table summarizes revenue, gross profit and gross margin for our Animal Hospital segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	$342,840	$303,203	13.1%	$1,001,247	$864,476	15.8%
Gross profit	$54,252	$51,590	5.2%	$149,188	$144,083	3.5%
Gross margin	15.8%	17.0%		14.9%	16.7%

Animal Hospital revenue increased $39.6 million, for the three months ended September 30, 2012 and $136.8 million, for the nine months ended September 30, 2012, as compared to the same periods in the prior year. The components of the increases are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Same-store facilities:
Orders (1)	1,751	1,780	(1.6)%	5,143	5,210	(1.3)%
Average revenue per order (2)	$164.09	$159.70	2.7%	$165.34	$161.09	2.6%
Same-store revenue (1)	$287,355	$284,326	1.1%	$850,259	$839,324	1.3%
Business day adjustment (3)	—	2,400		—	—
AVC	27,699	—		70,791	—
Acquisitions	27,786	14,345		79,448	19,010
Closures	—	2,132		749	6,142
Net acquired revenue (4)	$55,485	$16,477		$150,988	$25,152
Total	$342,840	$303,203	13.1%	$1,001,247	$864,476	15.8%
____________________________

(1)
Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own, as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2011 business day adjustment reflects the impact of one additional business day in 2011, as compared to 2012.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2011, for the three month analysis and January 1, 2011, for the nine month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

During the three and nine months ended September 30, 2012, the slow economic recovery and the wide availability of many pet-related products traditionally sold in our animal hospitals, retail stores and other distribution channels such as the Internet, continues to negatively impact our volume of same-store orders.
Additionally, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three and nine months ended September 30, 2012, we experienced a decrease in the number of both lower and higher priced orders, which we believe continues to be a consequence of the slow economic recovery and the impact of changes in our overall business environment on the mix of procedures performed.
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
Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct cost comprises all costs of services and products at the animal hospitals including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expense and costs of goods sold associated with the retail sales of pet food and pet supplies.
Our consolidated Animal Hospital gross margin decreased to 15.8% and 14.9%, for the three and nine months ended

September 30, 2012, respectively, as compared to 17.0% and 16.7%, for the three and nine months ended September 30, 2011, respectively. Our same-store gross margin decreased to 16.5% and 15.3%, for the three and nine months ended September 30, 2012, respectively, as compared to 17.2% and 16.8%, for the respective prior-year periods.
The decrease in Animal Hospital gross margin for the three and nine months ended September 30, 2012, was primarily attributable to increase in labor and other costs combined with the impact of operating cost deleverage and decreased same store orders.
Over the last several years we have acquired a significant number of animal hospitals. Certain newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities. Subsequently, we have improved the gross margin at our acquired animal hospitals, in the aggregate, by reducing costs and/or increasing operating leverage.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	$81,286	$78,985	2.9%	$252,636	$242,919	4.0%
Gross profit	$37,177	$35,328	5.2%	$120,024	$112,727	6.5%
Gross margin	45.7%	44.7%		47.5%	46.4%
Laboratory revenue increased $2.3 million for the three months ended September 30, 2012 and increased $9.7 million for the nine months ended September 30, 2012, as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Internal growth:
Requisitions (1)	3,145	3,076	2.2%	9,756	9,553	2.1%
Average revenue per requisition (2)	$25.83	$25.51	1.3%	$25.83	$25.43	1.6%
Total internal revenue (1)	$81,229	$78,472	3.5%	$251,951	$242,919	3.7%
Billing-day adjustment (3)	—	513		548	—
Acquired revenue (4)	57	—		137	—
Total	$81,286	$78,985	2.9%	$252,636	$242,919	4.0%
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

(3)
The 2012 year-to-date billing-day adjustment reflects the impact of one fewer billing day in 2012, as compared to 2011. The 2011 quarter-to-date billing-day adjustment reflects the impact of one additional billing day in 2011, as compared to 2012.

(4)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable prior-year period.
The increase in Laboratory revenue for the three and nine months ended September 30, 2012, was due to an increase in average revenue per requisition and an increase in the number of requisitions. Consistent with prior years, the significant increase in requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals.
The average revenue per requisition increased for the three and nine months ended September 30, 2012, as compared to the prior periods, due to price increases in February 2012. The average revenue per requisition was also impacted by various factors, including increased pricing discounts, changes in the mix, and inclusion of lower-priced tests historically performed at the animal hospitals.
Laboratory gross profit is calculated as Laboratory revenue less Laboratory direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 45.7% and 47.5%, for the three and nine months ended September 30, 2012, respectively, as compared to 44.7% and 46.4% for the prior-year periods, respectively. The increase in gross margin was primarily due to operating leverage related to the increase in revenue mentioned above. Specifically, salaries, transportation and other costs decreased as lab supplies increased at a lesser rate compared to increased revenue.

Intercompany Revenue
Laboratory revenue, for the three and nine months ended September 30, 2012, included intercompany revenue of $13.1 million and $40.1 million, respectively, generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011			2012		2011
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$7,745	2.3%	$6,126	2.0%	26.4%	$22,797	2.3%	$18,253	2.1%	24.9%
Laboratory	7,285	9.0%	7,088	9.0%	2.8%	22,393	8.9%	20,577	8.5%	8.8%
All Other	8,764	31.2%	4,669	24.7%	87.7%	27,076	33.1%	11,809	21.8%	129.3%
Corporate	13,814	3.2%	14,605	3.8%	(5.4)%	43,390	3.4%	34,695	3.1%	25.1%
Total SG&A	$37,608	8.7%	$32,488	8.4%	15.8%	$115,656	9.0%	$85,334	7.6%	35.5%
Consolidated SG&A increased by $5.1 million and $30.3 million, for the three and nine months ended September 30, 2012, respectively, compared to the prior-year periods. The increases in consolidated SG&A, for the three and nine months ended September 30, 2012, included approximately $3.3 million and $15.5 million, respectively, from the acquisition of AVC, Vetstreet and ThinkPets. Excluding the impact of these acquisitions, consolidated SG&A increased by $1.8 million and $14.8 million for the three and nine months ended September 30, 2012, respectively. The remaining increase for the three months ended September 30, 2012, was primarily due to increases in payroll related costs incurred in each of the segments listed above. The remaining increase for the nine months ended September 30, 2012, was primarily due to increases in corporate costs of which $3.9 million was related to corporate share based compensation expense, and increased compensation-related expenses in the Animal Hospital and Laboratory segments.

Operating Income
The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011			2012		2011
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$46,584	13.6%	$45,677	15.1%	2.0%	$126,075	12.6%	$125,914	14.6%	0.1%
Laboratory	29,892	36.8%	28,239	35.8%	5.9%	97,645	38.7%	92,131	37.9%	6.0%
All Other	(345)	(1.2)%	44	0.2%	(884.1)%	(436)	(0.5)%	2,150	4.0%	(120.3)%
Corporate	(13,814)		(14,605)		(5.4)%	(43,406)		(34,695)		25.1%
Intercompany	(1,131)		(1,514)		(25.3)%	(3,389)		(4,044)		(16.2)%
Total	$61,186	14.1%	$57,841	15.0%	5.8%	$176,489	13.8%	$181,456	16.3%	(2.7)%
Consolidated operating income increased by $3.3 million during the three months ended September 30, 2012 primarily due to $2.8 million from the acquisition of AVC, Vetstreet and ThinkPets. Excluding the impact of these acquisitions, consolidated operating income increased approximately $500,000, due to gross profit in our Laboratory business, partially offset by a decline in our Animal Hospital gross profit. Consolidated operating income decreased by $5.0 million during the nine months ended September 30, 2012. The acquisition of AVC, Vetstreet and ThinkPets added $6.1 million in consolidated operating income for the nine months ended September 30, 2012. Excluding the operating income from these acquisitions, consolidated operating income decreased by $11.1 million for the nine months ended September 30, 2012, primarily due to the decline in Animal Hospital gross profit and increased SG&A, partially offset by improved performance in our Laboratory business.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense:
Senior term notes	$3,101	$3,086	$9,377	$9,267
Capital leases and other	1,000	872	2,849	2,846
Amortization of debt costs	319	395	961	1,169
	4,420	4,353	13,187	13,282
Interest income	(125)	(131)	(441)	(466)
Total interest expense, net of interest income	$4,295	$4,222	$12,746	$12,816
The increase in net interest expense for the three months ended September 30, 2012 was driven primarily by an increase in mandatorily redeemable partnership interest and interest accrued on executive retirement related liabilities. The increase was partially offset by a decrease in amortized debt costs as a result of deferred financing costs written off in the prior year related to the refinancing our senior term notes on August 16, 2011. The change in interest expense, for the three and nine months ended September 30, 2012, was relatively flat. We experienced a decline in the year over year weighted average interest rate paid on these notes in both periods related to the aforementioned 2011 refinancing. The decrease in interest expense attributable to the decline in weighted average interest rate offset the effect of the increase in weighted average balance related to the additional borrowings completed in associated with the purchase of AVC.
The decrease in net interest expense for the nine months ended September 30, 2012 was primarily due to the above mentioned decrease in amortized debt costs as a result of our August 16, 2011 refinancing of our senior term note.

Provision for Income Taxes
The effective rate for the nine months ended September 30, 2012 was 37.6%, as compared to 39.3% for the same prior-year period. The decrease in rate is in part due to (i) the non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest and (ii) lower tax rates in Canada.

Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, (iii) proceeds received from the sale of our imaging equipment and other related services and (iv) payments received from participating hospitals for Vetstreet subscriptions and Vetstreet and ThinkPets appointment reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are generally due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At September 30, 2012, our consolidated cash and cash equivalents totaled $79.7 million, representing an increase of $16.0 million, compared to December 31, 2011. Cash flows generated from operating activities totaled $188.4 million for the nine months ended September 30, 2012, representing a increase of $24.8 million, compared to the nine months ended September 30, 2011.
We have historically funded our working capital requirements, capital expenditures and investment in individual animal hospitals primarily from internally generated cash flows and we expect to continue to do so in the future. During the first quarter of the 2012 fiscal year, we amended our Amended and Restated Credit & Guaranty Agreement, dated as of August 16, 2011. The First Amendment replenishes the aggregate amount of New Term Loan Commitments available under the Credit Agreement to a maximum of $100 million, after giving effect to the funding of $50 million of New Term Loan Commitments on January 24, 2012, which were drawn in connection with the additional investment made in AVC. As of September 30, 2012, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.

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
For the year ended December 31, 2012, we expect to spend between $100 million to $120 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. From January 1, 2012 to September 30, 2012, we spent $51.7 million in connection with the acquisition of 24 independent animal hospitals, as well as, $48.8 million for the acquisition of

AVC and approximately $7.5 million, net of acquired cash, for the acquisition of ThinkPets. In addition, we expect to spend approximately $80 million in 2012 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $55.3 million had been expended at September 30, 2012.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed-charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2012, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At September 30, 2012, we had a fixed-charge coverage ratio of 1.56 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“Pro Forma Earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provisions for current cash taxes based on income. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At September 30, 2012, we had a leverage ratio of 2.10 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by Pro Forma Earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$188,439	$163,591
Investing activities	(166,361)	(235,814)
Financing activities	(6,454)	54,703
Effect of currency exchange rate changes on cash and cash equivalents	386	(363)
Increase (decrease) in cash and cash equivalents	16,010	(17,883)
Cash and cash equivalents at beginning of period	63,651	97,126
Cash and cash equivalents at end of period	$79,661	$79,243
Cash Flows from Operating Activities
Net cash provided by operating activities increased $24.8 million for the nine months ended September 30, 2012, as compared to the prior-year period. Operating cash flow for the nine months ended September 30, 2012 included $107.7 million of net income, net non cash expenses of $81.0 million and net cash used as a result of changes in operating assets and liabilities of $274,000. The changes in operating assets and liabilities included a $6.7 million increase in inventory, prepaid expenses and other assets, a $5.1 million increase in accounts receivable and a $1.6 million increase in prepaid income taxes, mostly offset by a $10.0 million increase in accrued payroll and related liabilities and a $3.1 million increase in accounts payable and accrued liabilities. The increase in inventory, prepaid expenses and other assets was primarily a result of an increase in lease receivables, as a result of entering into additional Laboratory segment related contracts with clients. The increase in accounts receivable was primarily due to increases in third quarter 2012 net revenue compared to 2011. The increase in prepaid income taxes was related to the timing of payment obligations. The increase in accrued payroll and related liabilities and the increase in accounts payable and accrued liabilities were both the result of timing of payment obligations.
Cash provided by operating activities of $163.6 million, for the nine months ended September 30, 2011, consisted of $101.9 million of net income and net non-cash expenses of $69.6 million, partially offset by $7.9 million of net cash used as a result of changes in operating assets and liabilities during the nine months ended September 30, 2011. The changes in operating assets and liabilities included a $9.8 million increase in inventory, prepaid expense and other assets, a $7.0 million increase in trade accounts receivable and an $8.3 million decrease in accounts payable and other accrued liabilities, partially offset by an $8.7 million increase in prepaid income taxes and an $8.5 million increase in accrued payroll and related liabilities. The increase in inventory, prepaid expense and other assets was primarily due to the build-up of inventory and an increase in lease receivables as a result of executing additional Laboratory segment related contracts. The decrease in accounts payable and other accrued liabilities and the increase in accrued payroll and related liabilities were all a result of normal timing of payment obligations. The increase in accounts receivable was primarily due to an increase in third quarter 2011 net revenue compared to 2010.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended September 30,
Investing Cash Flows:	2012	2011	Change
Acquisition of independent animal hospitals and laboratories	$(51,744)	$(19,499)	$(32,245)	(1)
Acquisition of AVC	(48,819)	—	(48,819)
Acquisition of ThinkPets	(7,468)	—	(7,468)
Acquisition of BrightHeart	—	(23,490)	23,490
Acquisition of Vetstreet	—	(146,420)	146,420
Other	—	(954)	954
Total cash used for acquisitions	(108,031)	(190,363)	82,332
Property and equipment additions	(55,257)	(43,275)	(11,982)	(2)
Real estate acquired with acquisitions	(1,602)	(1,900)	298
Proceeds from sale of assets	112	447	(335)
Other	(1,583)	(723)	(860)
Net cash used in investing activities	$(166,361)	$(235,814)	$69,453
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended September 30,
Financing Cash Flows:	2012	2011	Change
Repayment of debt	$(52,040)	$(90,945)	$38,905	(1)
Proceeds from issuance of long-term debt	50,000	150,000	(100,000)	(2)
Proceeds from revolving credit facility	50,000	50,000	—	(3)
Repayment of revolving credit facility	(50,000)	(50,000)	—	(3)
Payment of financing costs	(122)	(2,944)	2,822	(4)
Distributions to noncontrolling interest partners	(2,802)	(1,959)	(843)
Proceeds from issuance of common stock under stock option plans	3,322	2,596	726
Excess tax benefit from exercise of stock options	358	963	(605)
Stock repurchases	(3,897)	(2,663)	(1,234)	(5)
Other	(1,273)	(345)	(928)
Net cash (used in) provided by financing activities	$(6,454)	$54,703	$(61,157)
____________________________

(1)
For the nine months ended September 30, 2012, we paid $25.9 million to fully repay AVC acquisition debt. Additionally, we paid $26.1 million in scheduled senior-term note principal and capital lease payments.

(2)
The proceeds from issuance of long term debt, for the nine months ended September 30, 2012, included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement, used to fund the AVC acquisition. The proceeds from issuance of long-term debt, for the nine months ended September 30, 2011, included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 19, 2010 credit and guaranty agreement, and $100 million of additional borrowings received in accordance with the amended and restated credit and guaranty agreement dated August 16, 2011.

(3)
For the nine months ended September 30, 2012, we borrowed against our revolving credit facility to fund the AVC acquisition, which was subsequently repaid with the proceeds from the issuance of $50 million of new term loans, as mentioned above. For the nine months ended September 30, 2011, we borrowed against our revolving credit facility to partially fund the Vetstreet acquisition and subsequently repaid the funds with the proceeds from issuance of additional senior term debt under our August 16, 2011 restated and amended credit and guaranty agreement, as noted above.

(4)
The payment of financing costs, during the nine months ended September 30, 2012, was attributable to the costs incurred with the issuance of the new term loans borrowed pursuant to our incremental facilities, noted above.The payment of financing costs during the nine months ended September 30, 2011, was attributable to the costs incurred with the August 16, 2011 amended and restated credit and guaranty agreement.

(5)	The stock repurchases represent cash paid for income taxes on behalf of employees who elected to settle their tax obligation for vested stock compensation with a portion of their vested shares.

Future Contractual Cash Requirements
The following table sets forth material changes from the amounts reported in our 2011 Form 10-K to our scheduled principal and interest obligations due by us for each of the years indicated as of September 30, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations:
Long-term debt	$600,313	$31,563	$94,688	$474,062
Variable cash interest expense Term A (1)	40,309	11,593	20,777	7,939
	$640,622	$43,156	$115,465	$482,001
____________________________

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of September 30, 2012.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of September 30, 2012, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At September 30, 2012, we had $600.3 million principal outstanding under our senior term notes and no borrowings outstanding under our $125 million revolving credit facility.
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
Other Debt and Capital Lease Obligations
At September 30, 2012, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $39.1 million, which are included in long-term debt in our condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.4% to 14.6%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2012, we had borrowings of $600.3 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. If the adjusted Eurodollar rate increases or decreases 1% from September 30, 2012, the additional annual interest expense or savings will amount to $5.9 million. This represents an increase of approximately $300,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2011 Annual Report on Form 10-K, due to the issuance of $50 million in additional senior term notes.

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2012.

Date:	November 9, 2012	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document