Form 10-K
period 2012-12-31
VCA ANTECH INC
filed 2013-03-01
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2012, was approximately $1.9 billion, computed by reference to the price of $21.98 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2012 was 84,455,024 shares.
Total common stock outstanding at February 25, 2013 was 88,382,010 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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
Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 3,000 veterinarians and had approximately 7.4 million patient visits in 2012. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our medical technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services. Our Vetstreet business, provides services to veterinary practices, pharmaceutical manufacturers, and the pet owning community. Our services to veterinary practices include subscriptions to our Pro Pet Portals. The Pro Pet Portal provides an online platform for the veterinarian to offer secure individualized portals for pet owners as well as practice websites that are branded to the individual veterinary clinic. We also sell appointment reminder notices that are sent to pet owners on behalf of their clinics. Our services to manufacturers predominately involve targeted marketing programs to animal hospitals whom are subscribers to our Pro Pet Portal.
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

•	On January 31, 2012 we expanded our operations into Canada with an increased investment in Associate Veterinary Clinics (1984) Limited ("AVC"), which operates 44 hospitals in three Canadian provinces.

Industry Overview
According to American Pet Products Association, Inc’s. (“APPA”) 2011-2012 APPA National Pet Owners Survey, the United States population of companion animals is approximately 189 million, including about 165 million dogs and cats. APPA estimates that over $30 billion was spent in the United States on pets in 2012 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with approximately 73 million, or 62%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 46 million households owned at least one dog and 39 million households owned at least one cat.
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
Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2012, over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.
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
According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 52,000 veterinarians practicing at the end of 2012. We have estimated that there are over 22,000 companion animal hospitals operating at the end of 2012. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.
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
Information regarding revenue and operating income, attributable to each of our reportable segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 15, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.
Animal Hospital
At December 31, 2012, we operated 609 animal hospitals serving 41 states and three Canadian provinces. Our Animal Hospital revenue accounted for 78%, 77% and 76% of total consolidated revenue in 2012, 2011 and 2010, respectively.
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

As of December 31, 2012, our network of freestanding, full-service animal hospitals had facilities located in the following states and three Canadian provinces:

California	110	Nevada	7
Texas*	48	Minnesota*	6
Washington*	33	New Mexico	6
Florida	30	Hawaii	6
New York*	30	Alaska	5
Massachusetts	27	Delaware	4
Pennsylvania	25	New Hampshire*	4
Illinois	19	Wisconsin	4
Virginia	19	South Carolina	4
Georgia	18	Missouri	3
Colorado	18	Nebraska*	3
Connecticut	16	Rhode Island*	3
Arizona	14	Louisiana*	2
New Jersey*	13	Vermont	2
Indiana	12	Kansas*	2
Ohio	12	Tennessee	2
Oregon*	12	Kentucky	1
Maryland	12	Alabama*	1
Michigan*	11	Utah	1
Oklahoma	8	West Virginia*	1
North Carolina*	8

Alberta, Canada*	21
British Columbia, Canada*	9
Ontario, Canada*	17

*
States and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states/provinces we provide management and other administrative services to veterinary practices rather than owning such practices or providing such care.

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

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 27 of our facilities, which train approximately 161 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.
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
Laboratory
We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 16%, 18% and 20% of total consolidated revenue in 2012, 2011 and 2010, respectively. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 16%, 14% and 12% of total Laboratory revenue in 2012, 2011 and 2010, respectively.
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
Laboratory Network
At December 31, 2012, we operated 55 veterinary diagnostic laboratories. Our laboratory network includes:

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
In 2012, we derived approximately 85% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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
Our Vetstreet business operates in the online communication, professional education and marketing business within the animal healthcare industry. We believe that the primary factors influencing a customer's selection of a company which provides services such as Vetstreet to be price, breadth of product offering and ease of integration with existing systems. The competitive landscape in this business changed during the latter part of 2012. Specifically, four competitors launched product offerings similar to Vetstreet's. We consider three of the four to be direct competitors. Vetstreet’s main competition in this space is IDEXX, Demand Force, and ePet Health.

Government Regulation
Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be either wholly-owned or majority-owned by licensed veterinarians and that corporations which are not wholly-owned or majority-owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and provinces, we provide management and other administrative services to veterinary practices rather than owning such practices or providing such care. We provide management and other administrative services to veterinary practices located in these states and provinces.
At December 31, 2012, we provided management and administrative services to 177 animal hospitals in 15 states, and 47 animal hospitals in three Canadian provinces, under a variety of ownership structures and/or management agreements with these veterinary practices. We consolidate these veterinary practices for financial reporting purposes. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that jurisdiction.
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
Employees
At December 31, 2012 we employed or managed on behalf of the professional corporations to which we provide services approximately 10,500 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.
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
The frequency of visits to our animal hospitals has declined and may continue to decline. We believe that the frequency of visits is impacted by consumer spending habits, which are affected by a number of factors, including among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Over the past several years these factors have caused consumer spending to deteriorate significantly and they may cause levels of spending to remain depressed for the foreseeable future. Changes in consumer spending habits may cause pet owners to elect to skip or defer visits to veterinary hospitals, affect their willingness to approve certain diagnostic tests, comply with a treatment plan, forgo expensive treatment options, or defer treatment for their pets altogether. Additionally, the frequency of visits to our animal hospitals and the number of diagnostic tests performed by our laboratories, may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may also decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, many pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet, resulting in a decline in demand for these products at our animal hospitals. All of the foregoing may result in a decrease in sales of our products and services, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our success depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate occurring in the future. We experienced a decline in same-store revenue growth in our animal hospitals for ten consecutive quarters, which ended during 2011, when we experienced an increase in same-store revenue growth in our third and fourth quarters. Our Laboratory growth has also been affected and became negative during certain quarters of the three year period ending December 31, 2012. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 3.2% and growth of 1.2% for 2008 through 2012. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 0% and 3.6% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.
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
From time to time we experience shortages of skilled veterinarians in some regional markets in which we operate animal hospitals which may require us to enhance wages and benefits to recruit and retain enough qualified veterinarians to adequately staff our animal hospitals. If our labor costs increase, we may not be able to raise our rates for our products and services to offset these increased costs. Our failure to recruit and retain qualified veterinarians, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2012, we acquired 79 animal hospitals, including 44 with the acquisition of AVC, one laboratory and ThinkPets. In 2011, we acquired 27 animal hospitals, including nine with the acquisition of BrightHeart, one laboratory and Vetstreet. In 2010, we acquired 50 animal hospitals, including 23 with the acquisition of Pet DRx. We expect to continue our animal hospital acquisition program and, if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.
The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.
At December 31, 2012, our consolidated balance sheet reflected $1.3 billion of goodwill and $94.8 million of other intangible assets, constituting a substantial portion of our total assets of $2.1 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions.

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
Our estimated fair values are calculated in accordance with generally accepted accounting principles related to fair value and utilize valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums, which are based upon the best available market information and are consistent with our long-term strategic plans. We provide no assurance that forecasted growth rates, valuation multiples, and discount rates will not deteriorate or that we will not incur additional impairment charges. We will continue to analyze changes to these assumptions in future periods.
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
We self-insure and use high retention or high-deductible insurance programs with regard to property risks, general, professional and employment practice liabilities, health benefits, and workers’ compensation. In the event that the frequency of losses we experience increases unexpectedly, the aggregate of those losses could materially increase our liability and adversely affect our cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. If we experience losses above these limits it could materially adversely affect our financial and business condition.
If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.
Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2012, we provided management and administrative services to 177 animal hospitals in 15 states and 47 animal hospital in three Canadian provinces, under management agreements with these veterinary practices, including 48 practices in Texas, 33 in Washington, and 30 in New York. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.
All of the states in which we operate impose various registration requirements. To fulfill these requirements, we have registered each of our facilities with appropriate governmental agencies and, where required, have appointed a licensed veterinarian to act on behalf of each facility. All veterinarians practicing in our animal hospitals are required to maintain valid state licenses to practice.
Fluctuations in foreign currency exchange rates could adversely affect our operating results.
We are exposed to foreign currency fluctuation risk in Canada as we recently expanded our animal hospital operations and now operate 47 animal hospitals in three provinces, and operate four laboratories, that create market risk associated with changes in the value of the Canadian dollar. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot easily be predicted. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Our business, financial condition, operating results and cash flows therefore could be materially adversely affected by fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar.
Our international operations may result in additional market risks, which may harm our business.
We operate over 40 animal hospitals and four laboratories in Canada as of December 31, 2012. As these operations grow, they may require greater management and financial resources. Internal operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international operations, including:

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
Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 50,000 square feet of leased space. At February 25, 2013, we leased or owned facilities at 715 other locations that house our animal hospitals, laboratories, our medical technology business, and our Vetstreet business. We own 147 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS
We are subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol “WOOF.” The following table sets forth the range of high and low sales prices per share for our common stock as quoted on the NASDAQ Global Select Market for the periods indicated.

	High	Low
Fiscal 2012 by Quarter
Fourth	$21.44	$18.42
Third	$23.21	$17.56
Second	$26.00	$20.04
First	$23.41	$19.22
Fiscal 2011 by Quarter
Fourth	$21.55	$14.73
Third	$22.09	$15.00
Second	$25.57	$19.05
First	$26.29	$22.44
At February 25, 2013, there were 291 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2007 to December 31, 2012. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2007 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among VCA Antech, Inc., the NASDAQ Composite Index, and the Russell 2000 Index

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
VCA Antech, Inc.
NASDAQ Composite
Russell 2000

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
VCA Antech, Inc.	100.00	44.95	56.34	52.66	44.65	47.59
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09

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

Transactions in Our Equity Securities
For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the year ended December 31, 2012:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased(1)	Per Share	Announced Plan	Under the Plan

March 1, 2012 to March 31, 2012	27,477	$22.61	—	$—
May 1, 2012 to May 31, 2012	29,202	$23.79	—	$—
June 1, 2012 to June 30, 2012	106,701	$20.53	—	$—
August 1, 2012 to August 31, 2012	3,332	$18.63	—	$—
September 1, 2012 to September 30, 2012	18,347	$20.19	—	$—
November 1, 2012 to November 30, 2012	218,395	$19.67	—	$—
	403,454	$20.90	—	$—
(1)    This column reflects the surrender to us of shares of common stock to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and stock option awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA
The following table provides our selected consolidated financial data as of and for each of the years in the five- year period ended December 31, 2012. The income statement and cash flow data and the other data for each of the three years ended December 31, 2012, and the balance sheet data as of December 31, 2012 and 2011 has been derived from our financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our financial statements that are not included in this Form 10-K.
The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2012		2011	2010	2009	2008
			(in thousands, except per share amounts)
Income Statement Data:
Animal Hospital revenue(1)	$1,331,314		$1,150,120	$1,052,462	$994,215	$959,395
Laboratory revenue	327,801		316,797	310,654	310,057	306,891
All Other revenue(2)	112,960		80,430	64,013	48,557	49,238
Intercompany revenue	(72,433)		(61,986)	(45,661)	(38,322)	(38,054)
Total revenue	1,699,642		1,485,361	1,381,468	1,314,507	1,277,470
Direct costs	1,324,668		1,146,904	1,050,304	973,275	934,996
Gross profit	374,974		338,457	331,164	341,232	342,474
Selling, general and administrative expense(3)	157,155		121,112	123,541	95,669	90,564
Impairment of goodwill and other long-lived assets(4)	123,573		21,310	—	—	—
Net loss on sale of assets	1,310		382	374	4,035	234
Operating income(4)	92,936		195,653	207,249	241,528	251,676
Interest expense, net	16,552		16,884	13,630	21,466	28,559
Debt retirement costs	—		2,764	2,131	—	—
Business combination adjustment gain	(5,719)	—	—	—	—	—
Other (income) expense	(488)		118	(772)	(104)	(212)
Income before provision for income taxes	82,591		175,887	192,260	220,166	223,329
Provision for income taxes(4)(5)	31,875		76,027	78,102	84,580	86,219
Net income	50,716		99,860	114,158	135,586	137,110
Net income attributable to noncontrolling interests	5,165		4,455	3,915	4,158	4,126
Net income attributable to VCA Antech, Inc	$45,551		$95,405	$110,243	$131,428	$132,984
Basic earnings per share	$0.52		$1.10	$1.28	$1.54	$1.57
Diluted earnings per share	$0.51		$1.09	$1.27	$1.53	$1.55
Weighted-average shares outstanding for basic earnings per share	87,681		86,606	86,049	85,077	84,455
Weighted-average shares outstanding for diluted earnings per share	88,671		87,394	87,051	86,097	85,700

	December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
Other Financial Data:
Consolidated gross margin	22.1%	22.8%	24.0%	26.0%	26.8%
Animal Hospital gross margin	14.2%	15.6%	16.4%	18.5%	19.2%
Laboratory gross margin	46.3%	45.4%	45.8%	46.3%	46.6%
All Other gross margin	34.3%	26.1%	30.1%	32.6%	35.6%
Consolidated operating margin(1)(4)	5.5%	13.2%	15.1%	18.4%	19.7%
Animal Hospital operating margin	11.7%	13.5%	14.1%	16.3%	16.9%
Laboratory operating margin	37.3%	36.6%	37.3%	38.9%	39.9%
All Other operating margin(2)(4)	(108.2)%	(24.2)%	7.3%	6.1%	10.8%
Cash Flow Data:
Net cash provided by operating activities	$237,253	$191,051	$168,073	$183,471	$197,308
Net cash used in investing activities	$(219,258)	$(271,310)	$(150,174)	$(130,760)	$(210,713)
Net cash (used in) provided by financing activities	$(13,514)	$47,004	$(66,142)	$3,467	$(8,400)
Capital expenditures	$(76,807)	$(63,485)	$(61,951)	$(50,801)	$(55,045)
Balance Sheet Data (at period end):
Cash and cash equivalents	$68,435	$63,651	$97,126	$145,181	$88,959
Goodwill	$1,291,231	$1,237,607	$1,092,480	$985,674	$922,057
Total assets	$2,091,580	$1,995,368	$1,766,422	$1,627,404	$1,449,038
Long-term debt	$630,643	$618,853	$527,036	$545,055	$552,631
Total VCA Antech, Inc. stockholders’ equity	$1,183,503	$1,107,878	$998,924	$875,047	$710,989

(1)
On January 31, 2012, we increased our investment in Associate Veterinary Clinics (1981) LTD ("AVC"), becoming the sole non-veterinary shareholder. Accordingly, we now consolidate their results into our own. At the time of the additional investment, AVC operated 44 animal hospitals.

On July 11, 2011, we acquired BrightHeart Veterinary Centers (“BrightHeart”), which operated nine animal hospitals as of the acquisition date.
On July 1, 2010, we acquired Pet DRx Corporation, which operated 23 animal hospitals as of the acquisition date.
On July 1, 2009, we acquired Eklin, a supplier of digital radiography equipment to the veterinary industry.

(2)	On February 1, 2012, we acquired ThinkPet's, Inc. ("ThinkPets"), which was merged into our existing Vetstreet business. ThinkPets was previously a competitor of Vetstreet.
On August 9, 2011, we acquired Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community.
On July 1, 2009, we acquired Eklin, a supplier of digital radiography equipment to the veterinary industry.

(3)
In 2010, our SG&A, operating income and operating margin were unfavorably impacted by a $14.5 million accrual related to consulting and Supplemental Executive Retirement Program ("SERP") amounts to be paid in accordance with consulting and SERP agreements entered into on June 30, 2010.

(4)
In 2012, our operating income and operating margin were unfavorably impacted by a $123.6 million non-cash impairment charge. The charge was primarily attributable to impairment of our goodwill and intangible assets, related to our Vetstreet business, included in our All Other segments category. Our operating income was also impacted by a $3.1 million out-of-period adjustment to depreciation expense related to our acquired capital leases. These charges impacted our 2012 consolidated operating margin by 7.5%.

In 2011, our operating income and operating margin was unfavorably impacted by a $21.3 million non-cash goodwill impairment charge, related to our medical technology business. The charge impacted our 2011 operating margin by 1.4%.

(5)	The 2012 provision for income taxes was impacted by the tax effect of the impairment charge, mentioned above.
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
The forward-looking information set forth in this annual report on Form 10-K is as of March 1, 2013, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after March 1, 2013, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2012, our animal hospital network consisted of 609 animal hospitals in 41 states and three Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2012, our laboratory network consisted of 55 laboratories serving all 50 states and certain areas in Canada.

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
Executive Overview
The slow economic recovery continues to have an adverse impact on our organic revenue growth and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. These factors continue to impact consumer spending and may continue to cause levels of spending to remain depressed for the foreseeable future. Additionally, these factors may cause pet owners to elect to defer expensive treatment options or to forgo treatment for their pets altogether. During 2010, continuing through 2012, we experienced a decline in the number of visits to our animal hospitals and the number of orders placed. During 2012, we saw gradual improvement in our Animal Hospital same-store revenue and number of visits as well as improvement in our Laboratory internal revenue growth, requisitions, and related gross profit margin. Our consolidated gross profit margin however, still declined due to deleveraging as a result of increased labor costs in our Animal Hospital segment and lower gross profit margins on our acquired businesses.

We believe that our ability to maintain or increase margins in 2013 will be dependent on organic revenue growth rates.

We plan to continue our growth strategy of acquiring individual animal hospitals and maintain our strong emphasis on expense management. However, our ability to return to our historical margins will be dependent on increases in same-store revenue growth in our animal hospitals and successful integration of our acquired businesses.
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
Goodwill and Other Intangible Asset Impairments
Following our October 31, 2012 annual impairment test, we recorded a goodwill and other intangible assets impairment charge in our Vetstreet reporting unit of $122.4 million, $78.5 million net of tax or $0.89 per diluted share. We significantly lowered our revised forecasted cash flows for the Vetstreet reporting unit primarily as a result of continued operational delays in part due to our upgrading and migration of Vetstreet's information technology systems from their former parent MediMedia, to their own Corporate data center, and less than anticipated financial performance for fiscal 2012, including with respect to revenue and operating cash flow. Our revised forecasted cash flows were also lowered related to a change in Vetstreet's overall business strategy and to reflect the impact of increased competition. These cumulative changes to our financial projections reduced the estimated fair value of the reporting unit, its goodwill and other long-lived assets below its carrying value at October 31, 2012.

Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2012, we acquired 35 independent animal hospitals with annual revenue of $83.5 million and increased our investment in a chain of 44 animal hospitals with annual revenue of $93.8 million. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For the Years Ended December 31,
	2012	2011	2010
Animal hospitals:
Beginning of period	541	528	489
Acquisitions, excluding AVC in 2012, BrightHeart in 2011 and Pet DRx in 2010(1)	35	18	27
AVC	44	—	—
BrightHeart	—	9	—
Pet DRx	—	—	23
New facilities	1	—	—
Acquisitions relocated into our existing animal hospitals	(6)	(3)	(2)
Sold, closed or merged	(6)	(11)	(9)
End of period	609	541	528
Laboratories:
Beginning of period	53	50	47
Acquisitions	1	1	—
New facilities	2	2	4
Closed or merged	(1)	—	(1)
End of period	55	53	50

(1)	We increased our investment in AVC on January 31, 2012, BrightHeart Veterinary Centers (“BrightHeart”) was acquired on July 11, 2011 and Pet DRx Corporation (“Pet DRx”) was acquired on July 1, 2010.

Pet DRx Acquisition

On July 1, 2010, we acquired a 70.4% interest in Pet DRx, a provider of veterinary primary care and specialized services to companion animals. Pet DRx operated 23 animal hospitals in California at the time of its acquisition. The acquisition has expanded our presence in the California market. We acquired the remaining interest in Pet DRx on November 1, 2010. The aggregate purchase price for both steps was $41.3 million. Our consolidated financial statements reflect the operating results of Pet DRx since July 1, 2010.
BrightHeart Acquisition
On July 11, 2011, we acquired 100% of the membership interests of BrightHeart for approximately $50 million in cash. BrightHeart operates nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. The acquisition has increased our level of market recognition in areas where we have an existing market presence. At the time of the acquisition BrightHeart had annualized revenue of approximately $53.4 million. Our consolidated financial statements reflect the operating results of BrightHeart since July 11, 2011.
Vetstreet, Inc., formerly known as MediMedia Animal Health, LLC (“Vetstreet”)
On August 9, 2011, we acquired Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expanded the breadth of our product offerings to the veterinary community and is expected to provide long-term synergies to our existing businesses. We acquired Vetstreet for $146.4 million, net of cash acquired. At the time of the acquisition Vetstreet had annualized revenue of approximately $23.0 million. Our consolidated financial statements reflect the operating results of Vetstreet since August 9, 2011.
AVC Investment
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
ThinkPets
On February 1, 2012, we acquired 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We merged the business of ThinkPets with Vetstreet, which we expect will improve the products and services it offers to clients of both companies. Our consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.

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
The accounting for the sale of equipment and the sale of software licenses and related items is substantially governed by the requirements of the Financial Accounting Standards Board ("FASB") general revenue recognition rules. The determination of the amount of software license, maintenance and professional service revenue to be recognized in each accounting period requires us to exercise judgment and use estimates. In determining whether or not to recognize revenue, we evaluate each of these criteria:

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

•
Collection is deemed reasonably assured:    We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit worthiness of the customer. Collection is deemed reasonably assured if we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection.

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
Ultrasound Imaging Equipment
We sell our ultrasound imaging equipment on a stand-alone basis and with multiple elements, including hardware, software, licenses and/or services. We account for the sale of ultrasound imaging equipment on a stand-alone basis under the requirements of the FASB’s general revenue recognition rules and recognize revenue upon delivery. We allocate revenue for the sale of ultrasound imaging equipment with related computer hardware and software pursuant to the the requirements of the FASB’s Revenue Recognition — Multiple-Element Arrangements guidance.
Digital Radiography and Ultrasound Imaging Equipment Sold Together
In certain transactions we sell our ultrasound imaging equipment and related services together with our digital radiography imaging equipment and related services. In these transactions, each element is allocated revenue pursuant to the FASB’s Revenue Recognition — Multiple-Element Arrangements guidance.
Other Services
We recognize revenue on mobile imaging, consulting and education services at the time the services have been rendered. We also generate revenue from extended service agreements related to our digital radiography imaging and ultrasound imaging equipment. These extended service agreements include technical support, product updates for software on a when and if available basis and extended warranty coverage. The revenue for these extended service agreements is recognized on a straight-line basis over the term of the agreement. In certain transactions we sell bundled services to pharmaceutical companies, which primarily include pet portal subscriptions and several different forms of advertising.  These items are accounted for in accordance with the FASB's accounting guidance pertaining to multiple element arrangements as discussed above.  However, we do not generally have VSOE or TPE for any of these types of transactions, accordingly we allocate the arrangement consideration to each deliverable based upon ESP.
Valuation of Goodwill and Other Intangible Assets
Goodwill
We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2012 was $1.3 billion, consisting of $1.2 billion for our Animal Hospital reporting unit, $96.9 million for our Laboratory reporting unit, $8.2 million for our Medical Technology reporting unit, and $8.8 million for our Vetstreet reporting unit.
We test our goodwill for impairment annually, or sooner if circumstances indicate impairment may exist, in accordance with goodwill guidance. We adopted the end of October as our annual impairment testing date, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”) in accordance with our accelerated filing requirements. Following our October 31, 2012 goodwill impairment testing, we determined that goodwill related to our Vetstreet reporting unit was impaired. Accordingly, we recorded a $122.4 million goodwill and long-lived asset impairment charge for the fiscal year ended December 31, 2012. As a result of the October 31, 2011 goodwill impairment testing, we determined that the goodwill related to our Medical Technology reporting unit was impaired. Accordingly, we recorded a $21.3 million goodwill impairment charge for the fiscal year ended December 31, 2011. There was no impairment charge resulting from the October 31, 2010 impairment tests. No events have occurred subsequent to the 2012 testing date which would indicate any further impairment may have occurred in any of our reporting units.
The recognition and measurement of a goodwill impairment loss involves either a qualitative assessment of the fair value of each reporting unit or a more detailed two-step process. We have not presently elected to rely on a qualitative assessment, accordingly we measure our goodwill for impairment based upon the following two-step process:
First we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value of our reporting units, with carrying value defined as the reporting unit’s net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.
If we identify a potential impairment in the first step, we then measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit as determined in step one to the reporting unit’s net assets based on fair value as would be done in an acquisition. In this hypothetical purchase price allocation, the residual estimated fair value after allocation to the reporting units’ identifiable net assets is the implied current fair value of goodwill. If the implied current fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the implied current fair value with a corresponding charge to earnings. However, if the implied current fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the implied current fair value. Determining the fair value of the net assets of our reporting units under this step requires significant estimates.
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
In 2012, we recorded an impairment charge in our Vetstreet reporting unit reflecting changes in our estimate of forecasted cash flows related to continued operational delays in part due to our upgrading and migration of Vetstreet's information technology systems from their former parent MediMedia, to their own Corporate data center, less than anticipated financial results for the 2012 fiscal year, the negative impact of increasing competition and a related overall change in business strategy to better compete in the marketplace. The Vetstreet reporting unit's remaining goodwill is $8.8 million. Our Animal Hospital and Medical Technology reporting units which have $1.2 billion and $8.2 million of goodwill, respectively, exceeded their respective carrying values by 13% and 17%, respectively, while our Laboratory reporting unit exceeded its carrying value by a more substantial margin.
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
Subsequent to acquisition, we test our identifiable intangible assets for impairment as part of a broader test for impairment of long-lived assets under the FASB’s accounting guidance whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recognition and measurement of an impairment loss under the FASB’s accounting guidance also involves a two-step process:
First we identify potential impairment by estimating the aggregate projected undiscounted future cash flows associated with an asset or asset group and compare that amount with the carrying value of those assets. If the aggregate projected cash flow is greater than our carrying amount, there is no impairment and the second step is not needed.
If the estimated aggregate projected undiscounted future cash flows associated with an asset or asset group is less than the carrying value, we then write the assets or asset group down to the estimated fair value with a corresponding charge to earnings. If the estimated fair value is greater than carrying value, there is no adjustment. We may be required to make significant estimates in determining the fair value of some of our assets or asset groups.
In conjunction with our year-end review, we recorded long-lived intangible asset impairment of $22.9 million related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts.
Capitalized Software Costs
We capitalize certain software costs in accordance with FASB’s guidance on internal-use software. In accordance with the capitalization criteria of the accounting guidance, we capitalize external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll-related costs of employees who devote time directly to the internal use computer software project during the application development stage. Management’s judgment is required in determining the point at which various projects enter the stages at which costs may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized. We typically estimate a useful life of three years for our internal-use software.
Income Taxes
We account for income taxes under the FASB’s accounting guidance for income taxes. We record deferred tax liabilities and deferred tax assets, which represent taxes to be settled or recovered in the future. We adjust our deferred tax assets and deferred tax liabilities to reflect changes in tax rates or other statutory tax provisions. Changes in tax rates or other statutory provisions are recognized in the period the enactment occurs.
We make judgments in assessing our ability to realize future benefits from our deferred tax assets, which includes operating loss carryforwards. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or a portion of our deferred tax assets, an adjustment would be made to the carrying amount through a valuation allowance.
Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2012, we have a net deferred tax liability of $53.3 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our income tax rate would cause us to increase our net deferred tax liability balance by $1.3 million with a corresponding charge to earnings.
We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes, which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2012.
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

Consolidated Results of Operations
The following table sets forth components of our income statements expressed as a percentage of revenue:

	For the Years Ended December 31,
	2012	2011	2010
Revenue:
Animal Hospital	78.4%	77.4%	76.2%
Laboratory	19.3	21.3	22.5
All Other	6.6	5.5	4.6
Intercompany	(4.3)	(4.2)	(3.3)
Total revenue	100.0	100.0	100.0
Direct costs	77.9	77.2	76.0
Gross profit	22.1	22.8	24.0
Selling, general and administrative expense	9.2	8.2	8.9
Impairment of goodwill and other long-lived assets	7.3	1.4	—
Net loss on sale of assets	0.1	—	—
Operating income	5.5	13.2	15.1
Interest expense, net	1.0	1.2	1.0
Debt retirement costs	—	0.2	0.2
Business combination adjustment gain	(0.4)	—	—
Other income	—	—	(0.1)
Income before provision for income taxes	4.9	11.8	14.0
Provision for income taxes	1.9	5.1	5.7
Net income	3.0	6.7	8.3
Net income attributable to noncontrolling interests	0.3	0.3	0.3
Net income attributable to VCA Antech, Inc	2.7%	6.4%	8.0%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2012		2011		2010		% Change
	$	% of Total	$	% of Total	$	% of Total	2012	2011
Animal Hospital	$1,331,314	78.4%	$1,150,120	77.4%	$1,052,462	76.2%	15.8%	9.3%
Laboratory	327,801	19.3%	316,797	21.3%	310,654	22.5%	3.5%	2.0%
All Other	112,960	6.6%	80,430	5.5%	64,013	4.6%	40.4%	25.6%
Intercompany	(72,433)	(4.3)%	(61,986)	(4.2)%	(45,661)	(3.3)%	16.9%	35.8%
Total revenue	$1,699,642	100.0%	$1,485,361	100.0%	$1,381,468	100.0%	14.4%	7.5%
Consolidated revenue increased $214.3 million in 2012, as compared to 2011. The increase in revenue was primarily attributable to acquisitions including animal hospitals in the United States and Canada, Vetstreet and ThinkPets. Excluding acquisitions, revenue increased $15.1 million due to organic revenue increase from both our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 1.2% in 2012. Our Laboratory internal revenue growth was 3.6% in 2012.
Consolidated revenue increased $103.9 million in 2011, as compared to 2010. The increase in revenue was primarily attributable to acquisitions including animal hospitals and Vetstreet. Excluding acquisitions, revenue decreased $12.2 million due to a decrease in Animal Hospital same-store revenue, partially offset by an increase in internal growth in our Laboratory revenue. Our Animal Hospital same-store revenue declined 0.7% in 2011. Our Laboratory internal revenue growth was 2.0% in 2011.

Gross Profit
The following table summarizes our gross profit and our gross profit as a percentage of applicable revenue, or gross margin (in thousands, except percentages):

	For the Years Ended December 31,
	2012		2011		2010		% Change
	$	Gross Margin	$	Gross Margin	$	Gross Margin	2012	2011
Animal Hospital	$189,111	14.2%	$179,810	15.6%	$172,390	16.4%	5.2%	4.3%
Laboratory	151,761	46.3%	143,790	45.4%	142,196	45.8%	5.5%	1.1%
All Other	38,707	34.3%	20,971	26.1%	19,277	30.1%	84.6%	8.8%
Intercompany	(4,605)		(6,114)		(2,699)
Total gross profit	$374,974	22.1%	$338,457	22.8%	$331,164	24.0%	10.8%	2.2%

Consolidated gross profit increased $36.5 million in 2012, as compared to 2011. The increase was primarily due to $31.5 million gross profit from the acquisitions of AVC, Vetstreet and ThinkPets. Excluding the impact of acquisitions, the remaining increase in gross profit is attributable to organic revenue growth at our Laboratory and Vetstreet segments, partially offset by a decrease in gross profit from our same-store animal hospitals.
Consolidated gross profit increased $7.3 million in 2011, as compared to 2010. The increase was primarily due to gross profit from our acquisitions and to a lesser extent internal revenue growth at our Laboratory segment, partially offset by a decrease in gross profit from our same-store animal hospitals, due to decreased same-store revenue.
Segment Results
Animal Hospital Segment
The following table summarizes revenue and gross profit for the Animal Hospital segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Revenue	$1,331,314	$1,150,120	$1,052,462	15.8%	9.3%
Gross profit	$189,111	$179,810	$172,390	5.2%	4.3%
Gross margin	14.2%	15.6%	16.4%

Animal Hospital revenue increased $181.2 million in 2012, as compared to 2011 and $97.7 million in 2011, as compared to 2010. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2012 Comparative Analysis			2011 Comparative Analysis
	For the Years Ended December 31,
	2012	2011	% Change	2011	2010	% Change
Animal Hospital Revenue:
Same-store facility:
Orders(1)(2)	6,747	6,867	(1.7)%	6,176	6,427	(3.9)%
Average revenue per order(3)	$165.43	$160.56	3.0%	$159.52	$154.42	3.3%
Same-store revenue(1)	$1,116,153	$1,102,535	1.2%	$985,200	$992,418	(0.7)%
AVC	96,377	—		—	—
Net acquired revenue(4)	118,784	47,585		164,920	60,044
Total	$1,331,314	$1,150,120	15.8%	$1,150,120	$1,052,462	9.3%

(1)
Same-store revenue and orders were calculated using Animal Hospital revenue, which are adjusted to exclude the revenue for newly acquired animal hospitals that we did not own as of the beginning of the comparable period in the prior year. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	The change in orders may not calculate exactly due to rounding.

(3)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(4)
Net acquired revenue represents the revenue from those animal hospitals acquired (other than AVC) , net of revenue from those animal hospitals sold or closed on or after the beginning of the comparable period, which was January 1, 2011 for the 2012 Comparative Analysis and January 1, 2010 for the 2011 Comparative Analysis. Fluctuations in net acquired revenue occur based on the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Contributing to the decline in our volume of same-store orders is the continued negative impact of the current economic environment and the wide competing availability of many pet-related products traditionally sold in our animal hospitals, in retail stores, and other distribution channels such as the Internet.
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
However, for both the years ended December 31, 2012 and 2011 this trend did not continue, as we experienced a decrease in the number of both lower and higher priced orders, which we believe is primarily a consequence of current economic conditions in the United States, and the impact of changes in our overall business environment on the mix of tests performed.
Price increases contributed to the increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in February of each year; however, price increases in 2012 generally ranged between 3% and 4%.

Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct costs comprise all costs of services and products at the animal hospitals, including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses and costs of goods sold associated with the retail sales of pet food and pet supplies.
Our Animal Hospital gross margin in 2012, 2011 and 2010 was 14.2%, 15.6% and 16.4%, respectively. In 2012 the gross margin declined as a result of lower same-store margins as a result of increased labor costs and to a lesser extent lower gross margins from our acquired hospitals. In 2011 the gross margin declined as a result of a decline in our same-store revenue and to a lesser extent lower gross margins from our acquired hospitals.
Our Animal Hospital same-store gross margin in 2012, 2011 and 2010 was 14.8%, 15.8% and 17.1%, respectively. The 2012 decrease, as compared to 2011, was primarily attributable to deleveraging as a result of increased labor costs and the 2011 decrease, as compared to 2010, was primarily due to deleveraging as a result of the aforementioned decline in same-store revenue.
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
Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2012	2011	2010	2012	2011
Revenue	$327,801	$316,797	$310,654	3.5%	2.0%
Gross profit	$151,761	$143,790	$142,196	5.5%	1.1%
Gross margin	46.3%	45.4%	45.8%
Laboratory revenue increased $11.0 million in 2012, as compared to 2011 and $6.1 million in 2011, as compared to 2010. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2012 Comparative Analysis			2011 Comparative Analysis
	For the Years Ended December 31,
	2012	2011	% Change	2011(5)	2010(5)	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,605	12,378	1.8%	12,396	12,391	—%
Average revenue per requisition(2)	$25.99	$25.55	1.7%	$25.55	$25.07	1.9%
Total internal revenue(1)	$327,609	$316,280	3.6%	$316,715	$310,654	2.0%
Billing day adjustment(4)	—	517		—	—
Acquired revenue(3)	192	—		82	—
Total	$327,801	$316,797	3.5%	$316,797	$310,654	2.0%

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, which are (1) adjusted to exclude the operating results of acquired laboratories for the comparable periods that we did not own them in the prior year and (2) adjusted for the impact resulting from any differences in the number of billing days in comparable periods.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue in both the 2012 and 2011 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

(4)	The 2011 billing day adjustment reflects the impact of one less billing day in 2012, as compared to 2011.

(5)	Prior-year amounts have been adjusted to conform to the current year presentation. The changes were not material.
Laboratory revenue in 2012 increased, as compared to 2011, due to an increase in internal revenue growth attributable to an increase in number of requisitions and average revenue per requisition.
Historically, requisitions have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors have resulted in significant increases in requisitions in the past, the economic downturn, slow economic recovery and the effects of increased competition continued to negatively impact requisitions in 2012.
We derive our laboratory revenue from services provided to over 16,000 independently owned animal hospitals. Shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our laboratory revenues. Other companies are developing networks of animal hospitals and shifts in the purchasing habits of these networks have the potential of a greater impact on our laboratory revenues.
The average revenue per requisition increased slightly in 2012 due to price increases in both February 2012 and February 2011. The overall increase was partially offset by various factors including changes in the mix, lower-priced tests historically performed at the animal hospitals and a decrease in higher-priced tests as a result of the current economic environment.
Laboratory gross profit is calculated as Laboratory revenue less Laboratory direct costs. Laboratory direct costs comprise all costs of laboratory services, including but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased in 2012, as compared to 2011 due to operating leverage from increased revenue. The decrease in Laboratory gross margin in 2011 compared to 2010, was primarily due to the decline in the rate of our revenue growth relative to increasing transportation costs.
Intercompany Revenue
Laboratory revenue in 2012, 2011 and 2010 included intercompany revenue of $52.4 million, $44.3 million and $37.0 million, respectively, that was generated by providing laboratory services to our animal hospitals. All Other revenue in 2012, 2011 and 2010 included intercompany revenue of $20.0 million, $17.7 million and $8.6 million, respectively, generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our operating segments, all intercompany transactions are generally accounted for as if the transactions were with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative (“SG&A”) expense and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2012		2011		2010		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2012	2011
Animal Hospital	$30,826	2.3%	$24,342	2.1%	$23,539	2.2%	26.6%	3.4%
Laboratory	29,660	9.0%	27,864	8.8%	26,243	8.4%	6.4%	6.2%
All Other	37,879	33.5%	19,136	23.8%	14,507	22.7%	97.9%	31.9%
Corporate	58,790	3.5%	49,770	3.4%	59,252	4.3%	18.1%	(16.0)%
Total SG&A	$157,155	9.2%	$121,112	8.2%	$123,541	8.9%	29.8%	(2.0)%

Consolidated SG&A expense increased $36.0 million in 2012, as compared to 2011 and decreased $2.4 million in 2011, as compared to 2010.
The increases in consolidated SG&A in 2012, as compared to 2011, included approximately $17.5 million from the acquisition of AVC, Vetstreet and ThinkPets. Excluding the impact of these acquisitions, consolidated SG&A increased by $18.5 million. The remaining increase was primarily due to increases in corporate costs of which $3.5 million was related to corporate share-based compensation expense, as well as, increases in compensation-related expenses in the Animal Hospital and Laboratory segments.
The decreased SG&A in 2011, as compared to 2010, was due to: decreased SG&A at Corporate primarily due to the 2010 accrual of consulting and Supplemental Executive Retirement Program ("SERP") expenses; offset by increases in share-based compensation and increased SG&A in other operating segments primarily due to growth in those segments as a result of acquisitions.
Operating Income
The following table summarizes our operating income (in thousands, except percentages):

	For the Years Ended December 31,
	2012		2011		2010		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2012	2011
Animal Hospital	$156,356	11.7%	$155,141	13.5%	$148,578	14.1%	0.8%	4.4%
Laboratory	122,115	37.3%	115,905	36.6%	115,931	37.3%	5.4%	—%
All Other	(122,246)	(108.2)%	(19,502)	(24.2)%	4,699	7.3%	526.8%	(515.0)%
Corporate	(58,684)		(49,777)		(59,260)		17.9%	(16.0)%
Eliminations	(4,605)		(6,114)		(2,699)		(24.7)%	126.5%
Total operating income	$92,936	5.5%	$195,653	13.2%	$207,249	15.1%	(52.5)%	(5.6)%
Consolidated operating income decreased by $102.7 million in 2012, as compared to 2011 and decreased $11.6 million in 2011, as compared to 2010.
Excluding the impact of the current year $123.6 million impairment charge, primarily related to our Vetstreet business, the prior year $21.3 million non-cash goodwill impairment charge recorded in our medical technology business and the current year $3.1 million depreciation expense adjustment, consolidated operating income increased by $2.6 million. The remaining increase in consolidated operating income in 2012, as compared to 2011, was primarily attributable to acquisitions in the period and increased operating income in our laboratory business, partially offset by a decrease in the same-store animal hospital gross profit and increased corporate SG&A, mentioned above.
The decrease in our consolidated operating income in 2011, as compared to 2010, was due to the non-cash goodwill impairment charge recorded in our medical technology business. The decrease was partially offset by a decrease in our overall SG&A and the increase in gross profit.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Interest expense:
Senior term notes	$12,394	$12,239	$10,672
Interest rate swap agreements	—	—	382
Capital leases and other	3,348	3,801	2,515
Amortization of debt costs	1,278	1,445	862
	17,020	17,485	14,431
Interest income	(468)	(601)	(801)
Total interest expense, net of interest income	$16,552	$16,884	$13,630

The decrease in net interest expense in 2012, as compared to 2011, was primarily attributable to a decrease in mandatorily redeemable partnership interest, interest accrued on executive retirement liabilities, and amortized debt costs written off in the prior year related to the refinancing of our senior term debt notes on August 16, 2011. The change in interest for senior term notes was relatively flat. While we experienced a decline in year-over-year weighted average interest rates, this effect was offset by an increase in the weighted average balance related to additional borrowing completed in association with the purchase of AVC. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion, including applicable interest rates on our debt, which was amended in August 2011.
The increase in net interest expense in 2011, as compared to 2010, was primarily attributable to an increase in the average debt balance due to the amendment of our existing credit and guaranty facility to provide for a $100 million increase in our senior term notes and the related increase in debt amortization costs due to the capitalization of additional debt amendment fees.
Provision for Income Taxes
The effective tax rate for 2012, 2011 and 2010 was 41.2%, 44.3% and 41.5%, respectively.
The effective tax rate for 2012 was positively impacted by a nondeductible charge related to goodwill impairment offset by (i) a non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest and (ii) lower tax rates in Canada . The effective rate for 2011 was impacted by a nondeductible charge related to goodwill impairment. The effective tax rate for 2010 was impacted by a tax expense of $3.5 million, related to the settlement of taxes on 2004 through 2007 taxable income.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents our partners’ proportionate share of income generated by those subsidiaries that we do not wholly-own.
Inflation
Historically, our operations have not been materially affected by inflation. We cannot assure that our operations will not be affected by inflation in the future.
Related Party Transactions
ThinkPets Inc. (formerly known as Zoasis Corporation)
On February 1, 2012, we acquired all of the outstanding capital stock of ThinkPets, Inc. for $21.0 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. The number of shares of VCA common stock were determined based on the daily volume weighted average closing sales price of the VCA common stock for the 10 consecutive trading days ending on the trading day immediately preceding the acquisition. At the time of the acquisition, Bob Antin, our CEO and Chairman of the Board, owned 54% of the common stock of ThinkPets, and served as a director of ThinkPets, and Art Antin, our Chief Operating Officer, owned 8% of the common stock of ThinkPets. In accordance with its charter, our Audit Committee is responsible for reviewing and approving all related-party transactions. Both the Audit Committee and our Board of Directors unanimously approved the acquisition. Due to the related party nature of the acquisition, Bob Antin recused himself from all Board meetings wherein the acquisition was discussed and did not vote in connection with the acquisition.

Related Party Vendors
Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2012, 2011 and 2010. The amount paid by our company to Akin for these legal services was approximately $551,000, $1.6 million and $2.3 million in 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, (iii) proceeds received from the sale of our imaging equipment and other related services and (iv) payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures and acquisitions. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At December 31, 2012, our consolidated cash and cash equivalents totaled $68.4 million, representing a increase of $4.8 million as compared to the prior year. Cash flows generated from operating activities totaled $237.3 million in 2012, representing an increase of $46.2 million as compared to the prior year. We spent $219.3 million on acquisitions, investments and capital expenditures during the year.
We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to do so in the future. During the first quarter of the 2012 fiscal year, we amended our Amended and Restated Credit & Guaranty Agreement dated as of August 16, 2011. The First Amendment replenished the aggregate amount of New Term Loan Commitments available under the Credit Agreement to a maximum of $100 million, after giving effect to the funding of $50 million of New Term Loan Commitments on January 24, 2012, which were drawn in connection with the additional investment made in AVC. As of December 31, 2012, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.
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
Future Cash Flows
Short-term
Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally-generated cash flow. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for more than the next 12 months. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing.
In 2013, we expect to spend $50 million to $85 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. In addition, we expect to spend approximately $90 million in 2013 for both property and equipment additions and other capital expenditures primarily to maintain our existing facilities.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2012, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.
At December 31, 2012, we had a fixed charge coverage ratio of 1.60 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for income taxes. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At December 31, 2012, we had a leverage ratio of 2.03 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.
Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$237,253	$191,051	$168,073
Investing activities	(219,258)	(271,310)	(150,174)
Financing activities	(13,514)	47,004	(66,142)
Effect of currency exchange rate charges on cash and cash equivalents	303	(220)	188
Increase (decrease) in cash and cash equivalents	4,784	(33,475)	(48,055)
Cash and cash equivalents at beginning of year	63,651	97,126	145,181
Cash and cash equivalents at end of year	$68,435	$63,651	$97,126

Cash Flows from Operating Activities
Net cash provided by operating activities increased $46.2 million in 2012, as compared to 2011. Operating cash flow for the year ended December 31, 2012 included $50.7 million of net income and net non-cash expenses of $180.3 million, partially offset by net cash provided as a result of changes in operating assets and liabilities of $6.2 million. The changes in operating assets and liabilities included a $7.2 million increase in accrued payroll and related liabilities, a $3.6 million increase in accounts payable and accrued liabilities, a $4.1 million decrease in prepaid income taxes and a $1.6 million decrease in accounts receivable, partially offset by a $10.3 million increase in inventory, prepaid expenses and other assets. The increases in accrued payroll and related liabilities and accounts payable and accrued liabilities were primarily due to the acquisition of AVC and timing of payment obligations. The decrease in prepaid income taxes was due to the payment of estimated taxes owed from the prior year. The decrease in accounts receivable was primarily related to the timing of deposits-in-transit on our credit card receivables, there was one more day available for deposit for December 31, 2012, as compared to December 31, 2011. In addition, we had improved collection efforts at our Medical Technology business. The increase in inventory, prepaid expense and other assets was primarily due to an increase in lease receivables as a result of executing additional contracts.
Net cash provided by operating activities increased $23.0 million in 2011, as compared to 2010. Cash provided by operating activities of $191.1 million for the year ended December 31, 2011 consisted of $99.9 million of net income and net non-cash expenses of $117.6 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $26.4 million. The changes in operating assets and liabilities included a $14.1 million increase in trade accounts receivable, a $12.3 million increase in inventory, prepaid expense and other assets and a $5.4 million decrease in accounts payable and other accrued liabilities, partially offset by a $4.6 million increase in accrued payroll and related liabilities. The increase in accounts receivable was primarily due to an increase in net revenues from our acquired animal hospitals and other businesses. The increase in inventory, prepaid expense and other assets was primarily due to the build-up of inventory, increases due to new products and an increase in lease receivables as a result of executing additional contracts. The decrease in accounts payable and other accrued liabilities and the increase in accrued payroll and related liabilities were all a result of timing of payment obligations.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012	2011
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(78,629)	$(34,243)	$(68,624)	$(44,386)	$34,381
Acquisition of AVC	(48,819)	—	—	(48,819)	—
Acquisition of ThinkPets	(7,468)	—	—	(7,468)	—
Acquisition of BrightHeart	—	(23,490)	—	23,490	(23,490)
Acquisition of Pet DRx	—	—	(7,670)	—	7,670
Acquisition of Vetstreet	—	(146,420)	—	146,420	(146,420)
Other	—	(1,641)	(3,557)	1,641	1,916
Total cash used for acquisitions(1)	(134,916)	(205,794)	(79,851)	70,878	(125,943)
Property and equipment additions(2)	(76,807)	(63,485)	(61,951)	(13,322)	(1,534)
Real estate acquired with acquisitions	(5,337)	(1,900)	(9,289)	(3,437)	7,389
Proceeds from sale of assets	115	465	939	(350)	(474)
Other	(2,313)	(596)	(22)	(1,717)	(574)
Net cash used in investing activities	$(219,258)	$(271,310)	$(150,174)	$52,052	$(121,136)

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.
Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2012	2011	2010	2012	2011
Financing Cash Flows:
Repayment of long-term obligations(1)	$(60,775)	$(98,990)	$(555,529)	$38,215	$456,539
Proceeds from long-term obligations(2)	50,000	150,000	500,000	(100,000)	(350,000)
Proceeds from revolving credit facility	50,000	50,000	—	—	50,000
Repayment of revolving credit facility	(50,000)	(50,000)	—	—	(50,000)
Payment of financing costs(3)	(122)	(2,944)	(9,112)	2,822	6,168
Distributions to noncontrolling interest partners(4)	(4,481)	(3,277)	(4,247)	(1,204)	970
Proceeds from stock options exercises	9,533	3,999	5,510	5,534	(1,511)
Excess tax benefits from stock options	2,868	1,708	378	1,160	1,330
Stock repurchases(5)	(8,159)	(2,673)	(2,310)	(5,486)	(363)
Other	(2,378)	(819)	(832)	(1,559)	13
Net cash (used in) provided by financing activities	$(13,514)	$47,004	$(66,142)	$(60,518)	$113,146

(1)
In 2012, the cash payments on our long-term obligations consisted of $25.9 million to fully repay AVC acquisition debt and $34.9 million in scheduled senior-term note principal and capital lease payments.

In 2011, the cash payments on our long-term obligations primarily consisted of $50 million to repay amounts borrowed pursuant to our incremental facilities, $26.0 million to pay-off the BrightHeart acquisition debt and $22.5 million in scheduled senior-term note principal and capital lease payments.
In 2010, the cash payments on our long-term obligations consisted of $505.4 million related to the August 19, 2012 refinance of our senior-term debt, $29.5 million to pay-off the PetDrx acquisition debt, $11.8 million in scheduled senior-term note principal and capital lease payments, and a mandatory payment of $8.8 million in accordance with the terms of our senior credit facility related to excess cash flows.

(2)
In 2012, the proceeds from long-term obligations were related to $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement.

In 2011, the proceeds from long-term obligations included $50 million of new term loans borrowed pursuant to our incremental facilities and $100 million of additional borrowings received in accordance with the amended and restated credit and guaranty agreement dated August 16, 2011.
The proceeds from issuance of long-term obligations in 2010 were related to the August 19, 2010 refinance of our credit and guaranty agreement.

(3)	The payment of financing costs in 2011 were related to the August 16, 2011 debt amendment, see Note 7, Long-Term Obligations, of this annual report on Form 10-K.
The payment of financing costs in 2010 were related to the August 19, 2010 refinance of our credit and guaranty agreement.

(4)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(5)	Stock repurchases represent cash paid for income taxes on behalf of employees who elected to settle their tax obligations on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements
The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2012 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$592,688	$35,774	$98,633	$458,281	$—
Capital lease obligations	37,955	3,228	6,656	6,539	21,532
Operating leases	1,097,876	67,617	132,606	130,468	767,185
Fixed cash interest expense	14,963	2,585	4,556	3,156	4,666
Variable cash interest expense Term A(1)	37,352	11,438	20,310	5,604	—
Purchase obligations(2)	31,003	19,975	10,643	385	—
Other long-term liabilities(3)	36,901	3,099	5,503	4,916	23,383
Earn-out payments(4)	1,591	921	670	—	—
	$1,850,329	$144,637	$279,577	$609,349	$816,766

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of December 31, 2012.

(2)
Our purchase obligations consist primarily of supply purchase agreements related to our medical technology and animal hospital businesses, as well as construction contracts primarily for our animal hospitals.

(3)	Includes future payments under our SERP, Consulting Agreements and Mandatory Redeemable Partnership Interests.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Financing Arrangements
Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2012, we do not have any off-balance sheet financing arrangements.

Description of Indebtedness
Senior Credit Facility
At December 31, 2012, we had $592 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the adjusted Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.25% to 2.25% per annum, as set forth in the table in Note 7, Long-Term Obligations, of this annual report on Form 10-K. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.20% to 0.50% per annum.
The senior term notes and the revolving credit facility mature in August 2016.
Other Debt and Capital Lease Obligations
At December 31, 2012, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $38 million, included in long-term debt in our consolidated balance sheet of this annual report on Form 10-K. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.4% to 14.6%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2012, we had borrowings of $592 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as LIBOR. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we had historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of December 31, 2012 we had no interest rate swap agreements. In the future, we may enter into new interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.
If LIBOR increases or decreases 1% from December 31, 2012, the additional annual interest expense or savings would amount to $5.8 million.

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
Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2012. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company acquired Associate Veterinary Clinics (1981) LTD (“AVC”) during 2012, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, AVC's internal control over financial reporting associated with total assets of $124.4 million and total revenue of $96.4 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.
March 1, 2013

/s/ ROBERT L. ANTIN
Robert L. Antin Chairman of the Board, President and Chief Executive Officer

/s/ TOMAS W. FULLER
Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VCA Antech, Inc.:
We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules of condensed financial information of registrant and valuation and qualifying accounts. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Antech, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Los Angeles, California
March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VCA Antech, Inc.:
We have audited VCA Antech, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCA Antech, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VCA Antech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
VCA Antech, Inc. acquired Associate Veterinary Clinics (1981) LTD (“AVC”) during 2012, and management excluded from its assessment of the effectiveness of VCA Antech, Inc.’s internal control over financial reporting as of December 31, 2012, AVC’s internal control over financial reporting associated with total assets of $124.4 million and total revenue of $96.4 million included in the consolidated financial statements of VCA Antech, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of VCA Antech, Inc. also excluded an evaluation of the internal control over financial reporting of AVC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Los Angeles, California
March 1, 2013

VCA Antech, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$68,435	$63,651
Trade accounts receivable, less allowance for uncollectible accounts of $16,546 and $14,978 at December 31, 2012 and 2011, respectively	55,912	58,279
Inventory	51,456	48,661
Prepaid expenses and other	25,086	21,883
Deferred income taxes	22,579	26,310
Prepaid income taxes	20,061	18,373
Total current assets	243,529	237,157
Property and equipment, net	403,444	370,646
Goodwill	1,291,231	1,237,607
Other intangible assets, net	94,823	92,403
Notes receivable, net	6,080	6,202
Deferred financing costs, net	4,232	5,435
Other	48,241	45,918
Total assets	$2,091,580	$1,995,368
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$39,002	$32,571
Accounts payable	39,416	37,797
Accrued payroll and related liabilities	49,893	42,658
Other accrued liabilities	57,131	43,968
Total current liabilities	185,442	156,994
Long-term debt, less current portion	591,641	586,282
Deferred income taxes	75,846	101,229
Other liabilities	37,267	25,947
Total liabilities	890,196	870,452
Commitments and contingencies
Redeemable noncontrolling interests	6,991	6,964
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 88,372 and 86,796 shares outstanding as of December 31, 2012 and December 31, 2011, respectively	88	87
Additional paid-in capital	390,359	361,715
Retained earnings	791,209	745,658
Accumulated other comprehensive income	1,847	418
Total VCA Antech, Inc. stockholders’ equity	1,183,503	1,107,878
Noncontrolling interests	10,890	10,074
Total equity	1,194,393	1,117,952
Total liabilities and equity	$2,091,580	$1,995,368

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$1,699,642	$1,485,361	$1,381,468
Direct costs	1,324,668	1,146,904	1,050,304
Gross profit	374,974	338,457	331,164
Selling, general and administrative expense	157,155	121,112	123,541
Impairment of goodwill and other long-lived assets	123,573	21,310	—
Net loss on sale of assets	1,310	382	374
Operating income	92,936	195,653	207,249
Interest expense	17,020	17,485	14,431
Interest income	(468)	(601)	(801)
Debt retirement costs	—	2,764	2,131
Business combination adjustment gain	(5,719)	—	—
Other (income) expense	(488)	118	(772)
Income before provision for income taxes	82,591	175,887	192,260
Provision for income taxes	31,875	76,027	78,102
Net income	50,716	99,860	114,158
Net income attributable to noncontrolling interests	5,165	4,455	3,915
Net income attributable to VCA Antech, Inc	$45,551	$95,405	$110,243
Basic earnings per share	$0.52	$1.10	$1.28
Diluted earnings per share	$0.51	$1.09	$1.27
Weighted-average shares outstanding for basic earnings per share	87,681	86,606	86,049
Weighted-average shares outstanding for diluted earnings per share	88,671	87,394	87,051

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income(1)	$50,716	$99,860	$114,158
Other comprehensive income:
Foreign currency translation adjustments	1,429	(319)	668
Unrealized loss on hedging instruments	—	—	(2)
Tax benefit	—	—	1
Losses on hedging instruments reclassified to income	—	—	382
Tax benefit	—	—	(149)
Other comprehensive income (loss):	1,429	(319)	900
Total comprehensive income	52,145	99,541	115,058
Comprehensive income attributable to noncontrolling interests(1)	5,165	4,455	3,915
Comprehensive income attributable to VCA Antech, Inc	$46,980	$95,086	$111,143

(1)	Includes $2.5 million, $2.0 million and $1.2 million for 2012, 2011 and 2010, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2009	85,584	$86	$335,114	$540,010	$(163)	$11,429	$886,476
Net income (excludes $757 and $419 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)				110,243		2,739	112,982
Other comprehensive income					900		900
Distribution to noncontrolling interests						(3,123)	(3,123)
Purchase of noncontrolling interests						(484)	(484)
Share-based compensation			9,340				9,340
Issuance of common stock under stock incentive plans	687		5,510				5,510
Stock repurchases	(92)		(2,310)				(2,310)
Excess tax benefit from stock options			378				378
Tax shortfall and other from stock options and awards			(184)				(184)
Balances, December 31, 2010	86,179	86	347,848	650,253	737	10,561	1,009,485
Net income (excludes $1,555 and $450 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)				95,405		2,450	97,855
Other comprehensive loss					(319)		(319)
Distribution to noncontrolling interests						(1,952)	(1,952)
Purchase of noncontrolling interests			263			(985)	(722)
Share-based compensation			10,773				10,773
Issuance of common stock under stock incentive plans	731	1	3,998				3,999
Stock repurchases	(114)		(2,673)				(2,673)
Excess tax benefit from stock options			1,708				1,708
Tax shortfall and other from stock options and awards			(202)				(202)
Balances, December 31, 2011	86,796	87	361,715	745,658	418	10,074	1,117,952
Net income (excludes $962 and $1,555 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)				45,551		2,648	48,199
Other comprehensive income					1,429		1,429
Distribution to noncontrolling interests						(1,832)	(1,832)
Share-based compensation			14,087				14,087
Issuance of common stock under stock incentive plans	1,506	1	9,532				9,533
Issuance of common stock for acquisitions	473		10,500				10,500
Stock repurchases	(403)		(8,216)				(8,216)
Excess tax benefit from stock options			2,868				2,868
Tax shortfall and other from stock options and awards			(127)				(127)
Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$50,716	$99,860	$114,158
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	123,573	21,310	—
Depreciation and amortization	76,227	56,988	46,069
Amortization of debt issue costs	1,278	1,445	862
Provision for uncollectible accounts	6,396	6,742	7,366
Debt retirement costs	—	2,764	2,131
Business combination adjustment gain	(5,719)	—	—
Net loss on sale of assets	1,310	382	374
Share-based compensation	14,087	10,773	9,340
Deferred income taxes	(33,398)	19,552	13,493
Excess tax benefits from exercise of stock options	(2,868)	(1,708)	(378)
Other	(584)	(637)	(901)
Changes in operating assets and liabilities:
Trade accounts receivable	1,640	(14,107)	(7,048)
Inventory, prepaid expenses and other assets	(10,329)	(12,297)	(11,868)
Accounts payable and other accrued liabilities	3,640	(5,415)	7,463
Accrued payroll and related liabilities	7,181	4,583	(385)
Income taxes	4,103	816	(12,603)
Net cash provided by operating activities	237,253	191,051	168,073
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(134,916)	(205,794)	(79,851)
Real estate acquired in connection with business acquisitions	(5,337)	(1,900)	(9,289)
Property and equipment additions	(76,807)	(63,485)	(61,951)
Proceeds from sale of assets	115	465	939
Other	(2,313)	(596)	(22)
Net cash used in investing activities	(219,258)	(271,310)	(150,174)

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Repayment of debt	(60,775)	(98,990)	(555,529)
Proceeds from the issuance of long-term debt	50,000	150,000	500,000
Payment of financing costs	(122)	(2,944)	(9,112)
Proceeds from revolving credit facility	50,000	50,000	—
Repayment of revolving credit facility	(50,000)	(50,000)	—
Distributions to noncontrolling interest partners	(4,481)	(3,277)	(4,247)
Proceeds from issuance of common stock under stock incentive plans	9,533	3,999	5,510
Excess tax benefits from exercise of stock options	2,868	1,708	378
Stock repurchases	(8,159)	(2,673)	(2,310)
Other	(2,378)	(819)	(832)
Net cash (used in) provided by financing activities	(13,514)	47,004	(66,142)
Effect of currency exchange rate changes on cash and cash equivalents	303	(220)	188
Increase (decrease) in cash and cash equivalents	4,784	(33,475)	(48,055)
Cash and cash equivalents at beginning of year	63,651	97,126	145,181
Cash and cash equivalents at end of year	$68,435	$63,651	$97,126
Supplemental disclosures of cash flow information:
Interest paid	$15,407	$15,088	$13,357
Income taxes paid	$61,481	$55,660	$77,210
Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$220,526	$254,781	$139,085
Fair value of pre-existing investment in AVC	(11,850)	—	—
Noncontrolling interest	(8,161)	—	—
Cash paid for acquisitions	(134,916)	(203,996)	(79,851)
Assumed debt	(25,915)	(26,048)	(29,532)
Issuance of common stock for acquisitions	(10,500)	—	—
Contingent consideration	(1,306)	(560)	(259)
Holdbacks	(3,475)	(1,500)	—
Liabilities assumed	$24,403	$22,677	$29,443

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory), veterinary medical technology (“Medical Technology”) and Vetstreet.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2012, we operated 609 animal hospitals throughout 41 states and three Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2012, we operated 55 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Vetstreet business provides online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals.

2.	Summary of Significant Accounting Policies
a.    Principles of Consolidation
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and include the accounts of our parent company, all majority-owned subsidiaries where we have control, certain fifty-percent owned subsidiaries where we possess the power to direct or cause the direction of management and policies and certain veterinary medical groups to which we provide services as discussed below. We have eliminated all intercompany transactions and balances.
We provide management and other administrative services to certain veterinary practices in states and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and Canadian provinces, we provide management and other administrative services to the veterinary medical practices. At December 31, 2012, we operated 177 animal hospitals in 15 of these states and 47 animal hospital in three Canadian provinces, under management agreements with these veterinary practices. Pursuant to the management agreements, the veterinary medical practices are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state or province.
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
b.    Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period.
Translation adjustments are included in accumulated other comprehensive income (loss) and realized transaction gains and losses are recorded in the results of operations.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

c.    Use of Estimates in Preparation of Financial Statements
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of our consolidated financial statements and our reported amounts of revenue and expense during the reporting period. Actual results could differ from our estimates. Amounts subject to significant judgment and estimates include, but are not limited to, collectability of receivables, cash flows used in the evaluation of impairment of goodwill, cash flows used in the evaluation of impairment of long-lived assets, valuation allowance on deferred tax assets, estimated redemption value of mandatorily redeemable partnership interests and inputs used for computing stock-based compensation.
d.    Revenue and Related Cost Recognition
General
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

•
For services under defined support and maintenance contracts, on a straight-line basis over the contractual period, recognizing costs as incurred; these services include, but are not limited to, technical support, when-and-if available product updates for software and extended warranty coverage.

•
For the sale of our digital radiography imaging equipment and ultrasound imaging equipment sold on a standalone basis at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement.

•	For the sale of reminder cards when shipment has occurred.
Multiple Element Arrangements
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
Deferred Revenue
We defer revenue for certain transactions as follows:

•
We defer revenue for pre-paid services such as our consulting, marketing, education services or PCS and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for PCS provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the PCS period.

•	We defer revenue when we lack persuasive evidence of a sales agreement and recognize that revenue only when that evidence exists.

•	We defer revenue on transactions where we participated in the buyers leasing and recognize that revenue over the lease term.
As a result of these policies, we have deferred revenue and costs at December 31, 2012 and 2011 consisting of the following (in thousands):

	2012	2011
Deferred equipment revenue(1)	$735	$906
Deferred fixed-priced support or maintenance contract revenue	3,383	2,890
Other deferred revenue(2)	6,828	3,262
Total deferred revenue	10,946	7,058
Less current portion included in other accrued liabilities	10,811	7,025
Long-term portion of deferred revenue included in other liabilities	$135	$33
Current portion of deferred costs included in prepaid expenses and other	$709	$258
Long-term portion of deferred costs included in other assets	1,099	1,267
Total deferred costs(3)	$1,808	$1,525

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

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Customer Loyalty Programs
We record reductions to revenue related to customer incentive programs, which include various forms of cash consideration. Incentives may be provided in the form of credits, coupons or loans and are earned by clients upon entering into an agreement to purchase products or services in future periods while maintaining defined volume purchase or utilization levels. These incentives are capitalized and recognized as a reduction to revenue over the term of the customer agreement. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2012, 2011 and 2010, we did not have any impaired customer acquisition costs.
e.    Direct Costs
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
f.    Cash and Cash Equivalents
We consider only highly liquid investments with original maturities of less than 90 days to be cash equivalents. We maintain balances in our bank accounts that are in excess of FDIC insured levels.
g.    Inventory
Our inventory consists primarily of finished goods and includes imaging equipment, pet food and products and medical supplies. It is valued at the lower of cost or market using the first-in, first-out method and is adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.
h.    Property and Equipment
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
Depreciation and amortization expense, including the amortization of property under capital leases, in 2012, 2011 and 2010 was $53.5 million, $43.6 million and $36.7 million, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Property and equipment at December 31, 2012 and 2011 consisted of (in thousands):

	2012	2011
Land	$56,162	$53,425
Building and improvements	137,614	120,227
Leasehold improvements	140,944	127,790
Furniture and equipment	243,429	216,042
Software	32,676	22,932
Buildings held under capital leases	30,550	31,627
Equipment held under capital leases	849	1,034
Construction in progress	35,683	27,686
Total property and equipment	677,907	600,763
Less — accumulated depreciation and amortization	(274,463)	(230,117)
Total property and equipment, net	$403,444	$370,646
Accumulated amortization on buildings and equipment held under capital leases amounted to $10.5 million and $5.5 million at December 31, 2012 and 2011, respectively.
i.    Operating Leases
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
j.    Goodwill
Goodwill represents the excess of the cost of an acquired entity over the net of the fair value of identifiable assets acquired and liabilities assumed.
In accordance with the FASB’s accounting guidance pertaining to goodwill and other intangibles, we have determined that we have four reporting units, Animal Hospital, Laboratory, Medical Technology and Vetstreet, and we estimate annually, or sooner if circumstances indicate an impairment may exist, the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired. The recognition and measurement of a goodwill impairment loss involves either a qualitative assessment of the fair value of each reporting unit or a more detailed quantitative two-step process. We have not presently elected to rely on a qualitative assessment, accordingly we measure our goodwill for impairment based upon the two-step process. Step one compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.
We recorded impairment charges in the current year related to our Vetstreet reporting unit and in the prior year related to our Medical Technology reporting unit. For additional information related to goodwill impairment, see Note 5, Goodwill.
Our estimated reporting unit fair values are calculated using valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums. Consumer spending habits for our business are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. We believe these factors have and may continue to impact consumer spending for our products and services. Deterioration in consumer spending habits for our business would negatively impact the value of our reporting units and could result in additional goodwill impairment. Any potential impairment charge could be material and would be reflected as expense in our consolidated statements of income. We provide no assurance that forecasted growth rates, valuation multiples, and discount

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

rates will not deteriorate in the near term. We will continue to analyze changes to these assumptions in future periods. We adopted the end of October as our annual impairment testing date. Our October 31, 2012 impairment test indicated that we have a $99.5 million goodwill impairment related to our Vetstreet reporting unit. Our determination in the current period that the fair value of the reporting unit was now less than it's carrying value was based upon changes in our estimate of forecasted cash flows related to changes in both our overall business strategy and the overall competitive environment. Our October 31, 2011 impairment test indicated that we had a $21.3 million goodwill impairment related to our Medical Technology reporting unit. Our determination in the prior year period that the fair value of the reporting unit was less than its carrying value was also based upon changes in our estimate of forecasted cash flows related to a shortfall in our 2011 period results. The Vetstreet and Medical Technology reporting units are each included in the “All Other” category of our segment disclosures in Note 15, Lines of Business.
k.    Other Intangible Assets
In addition to goodwill, we have amortizable intangible assets at December 31, 2012 and 2011, as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$110,404	$(36,605)	$73,799	$82,891	$(21,147)	$61,744
Covenants not-to-compete	12,707	(7,357)	5,350	13,035	(8,067)	4,968
Favorable lease asset	7,228	(3,866)	3,362	5,571	(3,210)	2,361
Technology	6,588	(4,179)	2,409	16,589	(2,342)	14,247
Trademarks	12,494	(3,001)	9,493	7,405	(1,686)	5,719
Contracts	956	(570)	386	3,500	(185)	3,315
Client lists	50	(26)	24	84	(35)	49
Total	$150,427	$(55,604)	$94,823	$129,075	$(36,672)	$92,403

The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Our October 31, 2012 impairment test indicated that we had a $22.9 million intangible asset impairment related to non-contractual customer relationships, technology, trademarks and contracts related to Vetstreet. Our determination in the current period that the fair value of the intangible assets was now less than it's carrying value was based upon changes in our estimate of forecasted cash flows related to changes in both our overall business strategy and the overall competitive environment as mentioned above. The fair values of the impaired intangibles were calculated utilizing valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. The impairment is included under the caption "Impairment of goodwill and other long-lived assets" in our consolidated income statement.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual hospital customer relationships	5 years
Non-contractual laboratory customer relationships	5 to 25 years
All other non-contractual customer relationships	3 to 10 years
Covenants not-to-compete	2 to 25 years
Favorable lease asset	1 to 18 years
Technology	5 to 7 years
Trademarks	2 to 10 years
Contracts	6 years
Client lists	3 years
The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Aggregate amortization expense	$22,731	$13,391	$9,380
The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2012 is as follows (in thousands):

2013	$20,778
2014	18,378
2015	16,338
2016	13,196
2017	6,442
Thereafter	19,691

Total	$94,823

l.    Income Taxes
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
We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2012.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

m.    Notes Receivable
Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2012 and December 31, 2011. The notes bear interest at rates varying from 3.9% to 8.0% per annum.
n.    Deferred Financing Costs
Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.3 million and $482,000 at December 31, 2012 and 2011, respectively.
o.    Fair Value of Financial Instruments and Concentration of Risk
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
p.    Derivative Instruments
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
q.    Marketing and Advertising
Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $25.3 million, $25.2 million and $21.7 million for 2012, 2011 and 2010, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $7.6 million, $3.2 million and $2.8 million for 2012, 2011 and 2010, respectively.
r.    Insurance and Self-Insurance
We use a combination of insurance and self-insurance with high retention or high-deductible provisions for a number of risks, including workers’ compensation, general liability, property insurance and our group health insurance benefits.
Liabilities associated with these risks are estimated based on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.
s.    Product Warranties
We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2012 and 2011 were approximately $70,000 and $50,000, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

t.    Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	For Years Ended December 31,
	2012	2011	2010
Net income attributable to VCA Antech, Inc	$45,551	$95,405	$110,243
Weighted average common shares outstanding:
Basic	87,681	86,606	86,049
Effect of dilutive potential common stock:
Stock options	479	560	753
Non-vested shares and units	511	228	249
Diluted	88,671	87,394	87,051
Basic earnings per common share	$0.52	$1.10	$1.28
Diluted earnings per common share	$0.51	$1.09	$1.27

For the years ended December 31, 2012, 2011 and 2010, potential common shares of 1.0 million, 1.2 million and 11,763, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
u.    Share-Based Compensation
We account for share-based compensation in accordance with FASB’s accounting guidance on stock compensation. Accordingly, we measure the cost of share-based payments based on the grant-date fair value of the equity instruments and recognize the cost over the requisite service period, which is typically the vesting period.
Our company’s share-based employee compensation plans are described further in Note 10, Share-Based Compensation.
v.    Acquisitions
We account for acquisitions based upon the provisions of the FASB’s accounting guidance on business combinations, accordingly acquisitions are accounted for at fair value under the acquisition method of accounting. Acquisition costs will be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
w.    Recent Accounting Pronouncements
In February 2013, the FASB finalized the reporting for reclassifications out of accumulated other comprehensive income, reporting for which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted.
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
The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The adoption of the new requirements had no effect on our consolidated financial statements other than the changes to presentation outlined.
In September 2011, the FASB amended the accounting guidance on Intangibles — Goodwill and Other — Testing Goodwill for Impairment. The objective of this guidance is to reduce the cost and complexity of performing the annual goodwill impairment test and to improve the previous guidance by expanding the examples of events and circumstances that an entity should consider in the qualitative evaluation about the likelihood of goodwill impairment. The amendments allow an entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The examples of events and circumstances included in the amendment that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment test supersede the examples in the existing guidance. If it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and may resume performing the qualitative assessment in any subsequent period. An entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under the existing guidance. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the amended goodwill impairment testing procedures did not significantly impact our consolidated financial statements as we elected to bypass the qualitative assessment.
x.   Corrections
During 2012, we recorded a $3.1 million out-of-period adjustment to depreciation expense related to our acquired capital leases.
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
a.   Transactions with ThinkPets Inc. (formerly known as Zoasis Corporation)
On February 1, 2012, we acquired 100% interest in ThinkPets, Inc., for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. The number of shares of VCA common stock were determined based on the daily volume weighted average closing sales price of the VCA common stock for the 10 consecutive trading days ending on the trading day immediately preceding the acquisition. At the time of the acquisition, Bob Antin, our CEO and Chairman of the Board, owned 54% of the common stock of ThinkPets, and served as a director of ThinkPets, and Art Antin, our Chief Operating Officer, owned 8% of the common stock of ThinkPets.
b.  Related Party Vendors
Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2012, 2011 and 2010. The amount paid by our company to Akin for these legal services was approximately $551,000, $1.6 million and $2.3 million in 2012, 2011 and 2010, respectively.
c.    Transactions with VetSource
In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $13.1 million, $28.2 million and $41.9 million in 2012, 2011 and 2010, respectively.

We own 34% of the outstanding preferred stock of VetSource.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions
Our acquisition strategy includes the acquisition of animal hospitals. If favorable opportunities are presented, we may pursue the acquisition of animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For the Years Ended December 31,
	2012	2011	2010
Animal hospitals:
Acquisitions (1), excluding AVC in 2012, BrightHeart in 2011 and Pet DRx in 2010	35	18	27
AVC (1)	44	—	—
BrightHeart(1)	—	9	—
Pet DRx(1)	—	—	23
New facilities	1	—	—
Acquisitions relocated into our existing animal hospitals	(6)	(3)	(2)
Sold, closed or merged	(6)	(11)	(9)
Total	68	13	39
Laboratories:
Acquisitions	1	1	—
Acquisitions relocated into our existing laboratories	(1)	—	—
New facilities	2	2	4
Closed or merged	—	—	(1)
Total	2	3	3

(1)
Associate Veterinary Clinics (1981) LTD ("AVC") was acquired on January 31, 2012, BrightHeart Veterinary Centers (“BrightHeart") was acquired on July 11, 2011 and Pet DRx Corporation ("Pet DRx”) was acquired on July 1, 2010.

Animal Hospital and Laboratory Acquisitions, excluding AVC, BrightHeart and Pet DRx
The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding AVC, BrightHeart and Pet DRx, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2012	2011	2010
Consideration:
Cash	$78,629	$34,243	$69,456
Holdback	2,425	1,500	—
Contingent consideration	1,306	79	2,857
Fair value of total consideration transferred	$82,360	$35,822	$72,313
Allocation of the Purchase Price:
Tangible assets	$3,515	$1,237	$3,592
Identifiable intangible assets	14,718	6,414	9,510
Goodwill(1)	64,253	28,171	60,839
Notes payable and other liabilities assumed	(126)	—	(1,628)
Total	$82,360	$35,822	$72,313

(1)	We expect that $60.4 million, $26.4 million and $58.2 million of the goodwill recorded in 2012, 2011 and 2010, respectively, will be fully deductible for income tax purposes.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $5.3 million, $1.9 million and $9.3 million in 2012, 2011, and 2010, respectively.
AVC Investment
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
The following table summarizes the total investment and preliminary allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,819
Assumed debt	25,915

Fair value of total consideration transferred	$74,734

Allocation of the Purchase Price:
Tangible assets	11,694
Identifiable intangible assets(1)	25,170
Goodwill(2)	79,707
Other liabilities assumed	(21,826)
$94,745
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)

Total	$74,734

(1)
Identifiable intangible assets include customer relationships, trademark and covenants-not-to-compete. The weighted- average amortization period for the total identifiable intangible assets is approximately six years. The customer-related intangible assets weighted-average amortization period is approximately five years. The trademark weighted-average amortization period is approximately ten years. The covenants-not-to-compete weighted-average amortization period is approximately three years.

(2)	We expect that $362,000 of the goodwill related to the AVC acquisition recorded as of December 31, 2012 will be fully deductible for income tax purposes.

BrightHeart Acquisition
On July 11, 2011, we acquired 100% of the membership interests of BrightHeart for approximately $50 million in cash. BrightHeart operates nine animal hospitals, eight of which focus on the delivery of specialty and emergency medicine. The acquisition increased our level of market recognition in areas where we had an existing market presence. Our consolidated financial statements reflect the operating results of BrightHeart since July 11, 2011.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued
The following table summarizes the final purchase price and the final allocation of the purchase price (in thousands):

Consideration:
Cash	$23,490
Assumed debt	26,048
Contingent consideration	481

Fair value of total consideration transferred	$50,019

Allocation of the Purchase Price:
Tangible assets	$18,921
Identifiable intangible assets(1)	8,796
Goodwill(2)	39,806
Other liabilities assumed	(17,504)

Total	$50,019

(1)
Identifiable intangible assets primarily include customer relationships. The weighted average amortization period for both the total identifiable intangible assets and the customer-related intangible assets is approximately five years.

(2)	We expected that $40.7 million of the goodwill related to the BrightHeart acquisition recorded as of December 31, 2011 would be fully deductible for income tax purposes.
Pet DRx Acquisition
On July 1, 2010, we acquired a 70.4% interest in Pet DRx Corporation (“Pet DRx”), a provider of veterinary primary care and specialized services to companion animals. Pet DRx operated 23 animal hospitals in California at the time of its acquisition. The acquisition expanded our presence in the California market. We acquired the remaining portion of Pet DRx on November 1, 2010. The aggregate purchase price in both steps was $41.3 million. Our consolidated financial statements reflect the operating results of Pet DRx since July 1, 2010.

The following table summarizes the final purchase price and the final allocation of the purchase price (in thousands):

Consideration:
Assumed debt	$29,532
Cash paid to shareholders	7,670
Cash paid for holdbacks	750

Fair value of total consideration transferred	$37,952

Allocation of the Purchase Price:
Tangible assets	$20,031
Identifiable intangible assets	3,074
Goodwill(1)	41,686
Other liabilities assumed	(26,839)

Total	$37,952

(1)	We expected that $6.4 million of goodwill would be fully deductible for income tax purposes.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Other Acquisitions
ThinkPets, Inc. ("ThinkPets")
On February 1, 2012, we acquired 100% interest in ThinkPets for $21 million , payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We intend to combine the operations of ThinkPets with our Vetstreet business, which we expect will improve the products and services it offers to clients of both companies. Our consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.

The following table summarizes the preliminary purchase price and preliminary allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050

Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,093
Identifiable intangible assets(1)	7,221
Goodwill(2)	12,155
Other liabilities assumed	(2,451)

Total	$19,018

(1)
Identifiable intangible assets include customer relationships, contracts and trademarks. The weighted average amortization period for the total identifiable intangible assets is approximately eight years, for the customer-related intangible assets approximately nine years, for the technology approximately four years, and for the trademarks approximately two years.

(2)	We expect that $821,000 of the goodwill related to the ThinkPets acquisition recorded as of December 31, 2012 will be fully deductible for income tax purposes.
The preliminary purchase price is pending the finalization of the working capital calculation, which at this time is under seller review.
Our ThinkPets business is reported within our “All Other” category in our segment disclosures combined with our Medical Technology and Vetstreet operating segments.
MediMedia Animal Health, LLC (“Vetstreet”)

On August 9, 2011, we acquired 100% of the ownership interests of Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expands the breadth of our product offerings to the veterinary community and is expected to provide long-term synergies to our existing businesses. We acquired Vetstreet for a final purchase price of $146.4 million, net of cash acquired. The following table summarizes the final purchase price and final allocation of the purchase price (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Consideration:
Cash	$146,420

Allocation of the Purchase Price:
Tangible assets	$8,565
Identifiable intangible assets(1)	45,810
Goodwill(2)	96,149
Other liabilities assumed	(4,104)

Total	$146,420

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

(2)	We expected that all of the goodwill related to the Vetstreet acquisition recorded as of December 31, 2011 would be fully deductible for income tax purposes.
Our Vetstreet business is reported within our “All Other” category in our segment disclosures combined with our Medical Technology operating segment.
Pro Forma Information (unaudited)
The following unaudited pro forma financial information for the years ended December 31, 2012 and 2011 presents, (i) the actual results of operations of our 2012 acquisitions and (ii) the combined results of operations for our company and our 2012 acquisitions as if those acquisitions had been completed on January 1, 2011, the first day of the comparable prior annual reporting period. The pro forma financial information considers principally (i) our company’s financial results, (ii) the unaudited historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2011. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior annual reporting period.

In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income (Loss)
	(Unaudited)
(In thousands):
Actual from acquisition date to December 31, 2012	135,114	(6,795)
2012 supplemental pro forma from January 1, 2012 to December 31, 2012(1)	1,759,471	47,770
2011 supplemental pro forma from January 1, 2011 to December 31, 2011(1)	1,731,228	108,406

(1)	2012 supplemental pro forma net income was adjusted to exclude $1.5 million of acquisition-related costs incurred in 2012. 2011 supplemental pro forma net income was adjusted to include these charges.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill
The following table presents the changes in the carrying amount of our goodwill for 2012 and 2011 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2010
Goodwill	$965,999	$96,818	$29,663	$1,092,480
Accumulated Impairment losses	—	—	—	—
Subtotal	965,999	96,818	29,663	1,092,480
Goodwill acquired	70,169	6	97,177	167,352
Goodwill impairment	—	—	(21,310)	(21,310)
Foreign translation adjustment	—	(14)	—	(14)
Other (1)	(767)	—	(134)	(901)
Balance as of December 31, 2011
Goodwill	1,035,401	96,810	126,706	1,258,917
Accumulated Impairment losses	—	—	(21,310)	(21,310)
Subtotal	1,035,401	96,810	105,396	1,237,607
Goodwill acquired	143,926	34	12,155	156,115
Goodwill impairment	—	—	(99,501)	(99,501)
Foreign translation adjustment	1,281	17	—	1,298
Other (1)	(3,260)	—	(1,028)	(4,288)
Balance as of December 31, 2012
Goodwill	1,177,348	96,861	137,833	1,412,042
Accumulated Impairment losses	—	—	(120,811)	(120,811)
Subtotal	$1,177,348	$96,861	$17,022	$1,291,231

(1)
In 2012, "Other" includes acquisition-price adjustments, which consist primarily of an adjustment related to capital leases and buy outs. In 2011, "Other" primarily includes measurement period adjustments and earn-out payments.

Goodwill Impairment Charges
2012 Charge
Impairment testing for goodwill is performed at least annually. We perform our annual impairment test as of October 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
We performed our annual test of goodwill as of October 31, 2012 for all of our reporting units. We determined that each of our reporting unit's fair value exceeded their respective carrying values with the exception of our Vetstreet reporting unit. Management ultimately determined that there was impairment to Vetstreet's goodwill primarily due to (i) less than anticipated financial performance for fiscal 2012, including with respect to revenue and operating cash flow, and (ii) new revenue and operating profit growth projections that are significantly lower than previous projections. Accordingly, we recorded a $99.5 million impairment charge during the fourth quarter of the current year.
Revenue and operating profit growth projections were lowered as a result of continued operational delays in part due to our upgrading and migration of Vetstreet's information technology systems from their former parent MediMedia, to their own Corporate data center. Additionally, we have changed Vetstreet's overall business strategy to better accommodate the needs of the veterinary community. The projected cash flows under our revised strategy however are significantly lower than under our previous plan. Finally, our revised forecast reflects the impact of new well-capitalized entrants to this business which has resulted in increased competition.
The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step 1 compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step 2 must be performed. Step 2 compares the carrying value of the reporting unit's

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill, continued
goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as an impairment.
In performing Step 1 of the impairment test, we estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value.
The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital ("WACC"). The WACC utilized in our analysis using the income approach was 15.5%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit's cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model ("CAPM"). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure.
The market approach is based on the guideline publicly traded company method to determine the fair value of the reporting unit. Due to the significant lack of guideline public companies, little weight was given to this approach. Under this method, market multiples ratios were applied to the reporting unit's earnings with consideration given to our size, product offerings, growth, and other relevant factors compared to those of the guideline companies. The guideline companies selected were engaged in the same or a similar line of business as us. Market multiples were then selected based on consideration of risk, growth, and profitability differences between us and the guideline companies. The selected market multiples were then multiplied by our October 31, 2012 revenue to arrive at an estimate of fair value.
Based on the above analysis, it was determined that the carrying value of the Vetstreet reporting unit including goodwill exceeded the fair value of the reporting unit, requiring us to perform Step 2 of the goodwill impairment test to measure the amount of impairment loss, if any.
In performing Step 2 of the goodwill impairment test, we compared the implied fair value of the reporting unit's goodwill to its carrying value of goodwill. This test resulted in a non-cash, goodwill impairment charge of $99.5 million ($60.6 million after-tax), which was recognized during the three months ended December 31, 2012. This charge had no impact on our cash flows or our compliance with debt covenants.
The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.
We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for our business. Our estimates assume that revenues will decline into the foreseeable future. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record goodwill impairment charges in future periods.
2011 Charge
On October 31, 2011 impairment test indicated that we have a $21.3 million goodwill impairment related to our Medical Technology reporting unit included under the "All Other" heading in the table above. Our determination in the prior period that the fair value of the reporting unit was now less than its carrying value was based upon changes in our estimate of forecast cash flows related to a shortfall in our 2011 period results.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2012	2011
Deferred revenue	$10,811	$7,025
Accrued health insurance	6,409	5,553
Deferred rent	4,165	3,626
Holdbacks and earn-outs	3,599	2,250
Miscellaneous accrued taxes (1)	3,485	2,015
Customer deposits	3,140	2,281
Accrued consulting fees	3,114	2,886
Accrued lab service rebates	579	332
Other	21,829	18,000
	$57,131	$43,968

(1) Includes property, sales, and use taxes.

7.	Long-Term Obligations
Long-term obligations consisted of the following at December 31, 2012 and 2011 (in thousands):

		2012	2011
Senior term notes	Notes payable, maturing in 2016, secured by assets, variable interest rate (1.96% and 2.00% at 2012 and 2011, respectively)	592,422	573,984
Revolving credit	Revolving line of credit, maturing in 2016, secured by assets, variable interest rate	—	—
Secured seller notes	Notes payable, various maturities through 2013, secured by assets and stock of certain subsidiaries, various interest rates ranging from 9.0% to 10.0%	266	346
	Total debt obligations	592,688	574,330
	Capital lease obligations	37,955	44,523
		630,643	618,853
	Less — current portion	(39,002)	(32,571)
		$591,641	$586,282
The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2012 are presented below (in thousands):

	Debt Obligations	Capital Lease Obligations	Total
2013	$35,774	$3,228	$39,002
2014	47,344	3,249	50,593
2015	51,289	3,407	54,696
2016	458,281	3,126	461,407
2017	—	3,413	3,413
Thereafter	—	21,532	21,532
Total	$592,688	$37,955	$630,643

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued
Senior Credit Facility
In August 2010, we entered into a new senior credit facility with various lenders for $600 million of senior secured credit facilities with Bank of America, N.A. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent, collateral agent, issuing bank and swing line lender. At the time of entering into the senior credit facility, it included $500 million of senior term notes and $100 million revolving credit facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $10 million and the aggregate unused amount of the revolving credit facility then in effect. In connection with this transaction, we paid financing costs in the amount of $9.1 million, of which $2.1 million, or $1.3 million after tax were recognized as part of income from continuing operations, the remainder was capitalized as deferred financing costs.
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
Interest Rate.    In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•
the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•
the adjusted Eurodollar rate (as defined below), plus a margin of 1.75% (Level II, see table below), per annum until the date of delivery of the compliance certificate and the financial statements, for the period ended December 31, 2012, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

Level	Leverage Ratio	Applicable Margin for Eurodollar Rate Loans	Applicable Revolving Commitment Fee %
I	≥ 2.50:1.00	2.25%	0.50%
II	< 2.50:1.00 and ≥ 1.75:1.00	1.75%	0.375%
III	< 1.75:1.00 and ≥ 1.00:1.00	1.50%	0.25%
IV	< 1.00:1.00	1.25%	0.20%

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued

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

	2013	2014	2015	2016	2017
Senior term notes	$35,508	$47,344	$51,289	$458,281	$—
The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 19, 2016. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2012, we had no borrowings under our revolving credit facility.
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
Debt Covenants.    The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2012, we had a fixed charge coverage ratio of 1.60 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 2.03 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.
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

	For Years Ended December 31,
	2012	2011	2010
Cash paid(1)	$—	$—	$382

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

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.	Fair Value
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
During the quarter ended December 31, 2012, our Vetstreet goodwill was written down to its implied fair value resulting in an impairment charge of $99.5 million, which was included in earnings in the period. Our Vetstreet goodwill balance as of December 31, 2012 was $8.8 million. Additionally, during the quarter ended December 31, 2012, our Vetstreet long-lived assets were written down to their estimated fair value resulting in an impairment charge of $22.9 million, which was included in earnings in the period. Our Vetstreet long-lived assets balance as of December 31, 2012 was $28.7 million. Both the implied fair value of goodwill and the estimated fair value of long-lived assets were calculated using Level 3 inputs.
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
Long-Term Debt.    The fair value of debt at December 31, 2012 and December 31, 2011 is based upon the ask price quoted from an external source, which is considered a Level 2 input.
The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$592,422	$592,422	$573,984	$573,984

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.	Dividends
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

10.	Share-Based Compensation
Stock Incentive Plans
At December 31, 2012, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. We maintain three plans: the 1996 Stock Incentive Plan; the 2001 Stock Incentive Plan; and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2012, the sum of the shares previously issued pursuant to awards under the 2006 Plan and the shares of common stock remaining available for future issuance under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 7,753,935 shares. The number of shares of common stock remaining available for future issuance under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, canceled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2012 was 2,220,937. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from three to six years, and outstanding options typically expire between five and ten years from the date of grant.
Stock Option Activity
A summary of our stock option activity for 2012 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,323	$16.45
Granted	894	$15.98
Exercised	(395)	$10.12
Forfeited/Canceled	(46)	$23.25
Outstanding at December 31, 2011	3,776	$16.92	2.3	$10,699
Granted	462	$18.94
Exercised	(966)	$9.87
Expired	(1,039)	$23.68
Forfeited/Canceled	(52)	$18.91
Outstanding at December 31, 2012	2,181	$17.20	3.1	$8,399
Exercisable at December 31, 2012	1,049	$17.21	1.4	$4,025
Vested and expected to vest at December 31, 2012.	2,151	$17.22	3.1	$8,246
There were 462,229 and 894,000 stock options granted during 2012 and 2011, respectively, which had an estimated weighted-average grant date fair value of approximately $5.48 and $5.21, respectively. There were no stock options granted during 2010. The aggregate intrinsic value of our stock options exercised during 2012, 2011 and 2010 was $9.9 million, $5.6 million and $3.3 million, respectively. The actual tax benefit realized on options exercised during 2012, 2011 and 2010 was $3.9 million, $2.2 million and $1.3 million, respectively. The total fair value of options vested during 2012, 2011 and 2010 was $3.1 million, $2.2 million and $2.1 million, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

The following table summarizes information about the options outstanding at December 31, 2012 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Exercisable	Weighted-Avg. Exercise Price
$7.48	10,000	0.1	$7.48	10,000	$7.48
$15.33 - $30.70	2,171,252	3.1	$17.24	1,038,523	$17.31
	2,181,252			1,048,523
At December 31, 2012, there was $5.4 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over 3.1 years.
Calculation of Fair Value
The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. The following weighted-average assumptions were used to determine the fair value of those options granted during 2012 and 2011, as there were no options granted during 2010:

	For Years Ended
	December 31,
	2012	2011
Expected volatility(1)	34.1%	39.0%
Expected dividends	—%	—%
Expected term(2)	4.4 years	4.3 years
Risk-free rate(3)	0.62%	0.79%

(1)	We estimated the volatility of our common stock on the date of grant based on both historical and implied volatility.

(2)	The expected term represents the period of time that we expect options to be outstanding. We estimated the expected term based upon the weighted-average of our historical experience.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.
We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.
The compensation cost charged against income for stock options was $1.5 million, $1.6 million and $2.6 million for 2012, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $603,000, $636,000 and $1.0 million for 2012, 2011 and 2010, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The outstanding non-vested stock awards to employees and executives generally vest as follows: in three or four equal annual installments starting the first anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. Total compensation expense related to non-vested stock awards was $11.4 million, $9.1 million and $6.7 million in 2012, 2011 and 2010, respectively. The corresponding income tax benefit recognized in the income statement was $4.4 million, $3.6 million and $2.6 million for 2012, 2011 and 2010, respectively. As of December 31, 2012 there was $18.5 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 2.9 years. A summary of our non-vested stock activity for 2012 is as follows (in thousands, except weighted-average fair value per share:

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2010	687	$26.16
Granted	1,248	$19.99
Vested	(336)	$28.81
Forfeited/Canceled	(83)	$21.33
Outstanding at December 31, 2011	1,516	$20.76
Granted	400	$19.23
Vested	(457)	$22.17
Forfeited/Canceled	(8)	$19.03
Outstanding at December 31, 2012	1,451	$19.90
During 2012, we granted 399,900 shares of non-vested common stock. Of these awards, 385,592 shares were granted to employees and 14,308 shares were granted to our non-employee directors. The awards to employees will vest in equal annual installments over four years. The shares awarded to our non-employee directors will vest in three equal annual installments.
Restricted Stock Unit Activity
Pursuant to the terms of the 2006 Equity Incentive Plan, on August 27, 2012, we granted 307,989 performance based restricted stock units ("RSUs") to our executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during the performance periods, from the fourth quarter 2012 through December 31, 2014, as set forth in the 2012 Equity Performance Award Agreement. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will vest in four equal annual installments beginning August 2013 through August 2016. The RSUs had an estimated weighted-average grant date fair value of approximately $18.94.
Total compensation cost charged against income, related to RSU awards was $1.2 million for 2012. The corresponding income tax benefit recognized in the income statement for the same period was $468,000.
At December 31, 2012, there was $5.5 million of total unrecognized compensation cost related to our RSU awards. This cost is expected to be recognized over a weighted-average period of over 3.7 years.

11.	Commitments and Contingencies
a.    Leases
We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies, continued

The future minimum lease payments on operating leases at December 31, 2012 are as follows (in thousands):

2013	$67,617
2014	66,328
2015	66,278
2016	65,720
2017	64,748
Thereafter	767,185

Total	$1,097,876

Rent expense totaled $66.0 million, $55.2 million and $51.9 million in 2012, 2011 and 2010, respectively. Rental income totaled $955,000, $920,000 and $726,000 in 2012, 2011 and 2010, respectively.
b.    Purchase Commitments
Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $31.0 million of products and services through 2016.
c.    Earn-out Payments
We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $1.6 million.
Contingent consideration, such as earn-out liabilities, is recognized as part of the consideration transferred on the acquisition date and a corresponding liability is recorded based on the fair value of the liability if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable at each reporting period.
d.    Holdbacks
In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at both December 31, 2012 and 2011 were $2.2 million and $1.5 million, respectively, and are included in other accrued liabilities.
We paid $2.7 million, $1.8 million and $3.3 million in 2012, 2011 and 2010, respectively, to sellers for the unused portion of holdbacks.
e.    Other Contingencies
We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes
The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Federal:
Current	$51,342	$45,765	$51,717
Deferred	(27,103)	17,330	11,536
	24,239	63,095	63,253
State:
Current	9,896	10,710	12,892
Deferred	(5,081)	2,222	1,957
	4,815	12,932	14,849
Foreign:
Current	4,035	—	—
Deferred	(1,214)	—	—
	2,821	—	—
	$31,875	$76,027	$78,102

The net deferred income tax assets (liabilities) at December 31, 2012 and 2011 are comprised of the following (in thousands):

	December 31,
	2012		2011
Current deferred income tax assets:
Accounts receivable	$6,085		$5,362
State taxes	2,471		4,469
Other liabilities and reserves	9,716		8,112
Other assets	7,119		7,046
Inventory	1,275	1,321	1,321
Valuation allowance	(4,087)		—
Total current deferred income tax assets	$22,579		$26,310
Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$29,805		$29,362
Write-down of assets	1,222		1,222
Start-up costs	335		335
Other assets	24,955		31,306
Intangible assets	(107,112)		(128,947)
Property and equipment	(22,649)		(27,131)
Unrealized loss on investments	—		1,961
Share-based compensation	7,377		6,416
Valuation allowance	(9,779)		(15,753)
Total non-current deferred income tax liabilities, net	$(75,846)		$(101,229)

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes, continued

At December 31, 2012, we had Federal net operating loss (“NOL”) carryforwards of approximately $73.0 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2032. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards. The change in valuation allowance in 2012 is related to investment-related loss carryforwards which expired in 2012. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.
Our effective tax rate was 41.2%, 44.3% and 41.5% in 2012, 2011 and 2010, respectively.
A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2012	2011	2010
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.1	4.9	6.0
Goodwill impairment	4.6	4.3	—
AVC gain	(2.6)	—	—
Foreign rate differential	(1.1)	—	—
Miscellaneous	1.2	0.1	0.5
	41.2%	44.3%	41.5%
The provision for 2010 income taxes includes tax expense of $3.5 million, related to additional state tax payments on a tax settlement.
We are regularly audited by federal and state tax authorities. Our 2011, 2010 and 2009 taxable years are currently open for IRS audit. The previous four years are generally open for state audit.

13.	Noncontrolling Interests
We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our consolidated income statements. Noncontrolling interest in income of subsidiaries was $5.2 million, $4.5 million and $3.9 million in 2012, 2011 and 2010, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as noncontrolling interests in our consolidated balance sheets. At December 31, 2012 and 2011, noncontrolling interest was $10.9 million and $10.1 million, respectively.
a.    Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a discounted cash flow technique, both of which are used as an approximation of fair value. The discounted cash flow inputs used to determine the redemption value are level 3 and include forecasted growth rates, valuation multiples, and the weighted average cost of capital. We recognize changes in the obligation as an interest cost in the consolidated income statement. At December 31, 2012 and 2011, these liabilities were $11.0 million million and $3.1 million, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2009		$4,369
Noncontrolling interest	$757
Redemption value change	—	757
Formation of noncontrolling interests		1,390
Distribution to noncontrolling interests		(717)
Balance as of December 31, 2010		5,799

Noncontrolling interest	$840
Redemption value change	716	1,556
Formation of noncontrolling interests		510
Distribution to noncontrolling interests		(901)
Balance as of December 31, 2011		6,964

Noncontrolling interest	$806
Redemption value change	156	962
Distribution to noncontrolling interests		(935)
Balance as of December 31, 2012		$6,991

14.	401(k) Plan
In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.5 million, $1.0 million and $1.6 million in 2012, 2011 and 2010, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business
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

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued
     The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
2012
External revenue	$1,331,314	$275,406	$92,922	$—	$—	$1,699,642
Intercompany revenue	—	52,395	20,038	—	(72,433)	—
Total revenue	1,331,314	327,801	112,960	—	(72,433)	1,699,642
Direct costs	1,142,203	176,040	74,253	—	(67,828)	1,324,668
Gross profit	189,111	151,761	38,707	—	(4,605)	374,974
Selling, general and administrative expense	30,826	29,660	37,879	58,790	—	157,155
Operating income (loss) before charges	158,285	122,101	828	(58,790)	(4,605)	217,819
Impairment of goodwill and other long-lived assets	1,216	—	122,357	—	—	123,573
Net loss (gain) on sale of assets	713	(14)	717	(106)	—	1,310
Operating income (loss)	$156,356	$122,115	$(122,246)	$(58,684)	$(4,605)	$92,936
Depreciation and amortization	$54,835	$10,141	$9,582	$3,198	$(1,529)	$76,227
Capital expenditures	$55,651	$8,334	$5,921	$9,695	$(2,794)	$76,807
Total assets at December 31, 2012	$1,648,578	$244,551	$98,159	$127,963	$(27,671)	$2,091,580
2011
External revenue	$1,150,120	$272,468	$62,773	$—	$—	$1,485,361
Intercompany revenue	—	44,329	17,657	—	(61,986)	—
Total revenue	1,150,120	316,797	80,430	—	(61,986)	1,485,361
Direct costs	970,310	173,007	59,459	—	(55,872)	1,146,904
Gross profit	179,810	143,790	20,971	—	(6,114)	338,457
Selling, general and administrative expense	24,342	27,864	19,136	49,770	—	121,112
Operating income (loss) before charges	155,468	115,926	1,835	(49,770)	(6,114)	217,345
Goodwill impairment	—	—	21,310	—	—	21,310
Net loss on sale of assets	327	21	27	7	—	382
Operating income (loss)	$155,141	$115,905	$(19,502)	$(49,777)	$(6,114)	$195,653
Depreciation and amortization	$40,319	$10,111	$5,022	$2,853	$(1,317)	$56,988
Capital expenditures	$45,753	$6,082	$6,448	$7,299	$(2,097)	$63,485
Total assets at December 31, 2011	$1,439,103	$232,423	$202,187	$142,793	$(21,138)	$1,995,368
2010
External revenue	$1,052,462	$273,616	$55,390	$—	$—	$1,381,468
Intercompany revenue	—	37,038	8,623	—	(45,661)	—
Total revenue	1,052,462	310,654	64,013	—	(45,661)	1,381,468
Direct costs	880,072	168,458	44,736	—	(42,962)	1,050,304
Gross profit	172,390	142,196	19,277	—	(2,699)	331,164
Selling, general and administrative expense	23,539	26,243	14,507	59,252	—	123,541
Net loss on sale of assets	273	22	71	8	—	374
Operating income (loss)	$148,578	$115,931	$4,699	$(59,260)	$(2,699)	$207,249
Depreciation and amortization	$32,456	$9,738	$2,437	$2,474	$(1,036)	$46,069
Capital expenditures	$52,243	$5,176	$857	$5,516	$(1,841)	$61,951
Total assets at December 31, 2010	$1,320,619	$215,483	$69,082	$175,297	$(14,059)	$1,766,422

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued
     The table below lists our revenue by geographic area for fiscal 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenue*
United States	$1,589,588	$1,474,294	$1,374,835
Canada	110,054	11,067	6,633
Total	$1,699,642	$1,485,361	$1,381,468
*Revenues are determined based on the location of the customer. Long-lived assets were not disclosed, as the amounts attributable to the Canadian operations are immaterial, as compared to total consolidated long-lived assets.

16.	Selected Quarterly Financial Data (Unaudited)
Quarterly Results
The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2011 and ending December 31, 2012 (in thousands):

	2012 Quarter Ended				2011 Quarter Ended
	Dec. 31(1)	Sept. 30	Jun. 30(2)	Mar. 31(3)	Dec. 31(4)	Sept. 30(5)	Jun. 30	Mar. 31
Revenue	$418,192	$433,613	$438,372	$409,465	$368,998	$385,135	$376,105	$355,123
Gross profit	$81,807	$99,181	$100,607	$93,379	$71,710	$90,137	$96,832	$79,778
Operating (loss) income	$(83,553)	$61,186	$61,498	$53,805	$14,197	$57,841	$70,109	$53,506
Net (loss) income	$(57,025)	$35,642	$35,778	$36,321	$(2,060)	$31,359	$40,065	$30,496
Net (loss) income attributable to VCA Antech, Inc	$(58,051)	$34,037	$34,320	$35,245	$(3,215)	$30,169	$39,612	$28,839
Basic (loss) earnings per common share	$(0.66)	$0.39	$0.39	$0.41	$(0.04)	$0.35	$0.46	$0.33
Diluted (loss) earnings per common share	$(0.66)	$0.38	$0.39	$0.40	$(0.04)	$0.35	$0.45	$0.33

(1)
Included in fourth quarter operating income is a $123.6 million, non-cash goodwill and long-lived asset impairment charge, or $0.90 per diluted share. The charge is primarily related to our Vetstreet reporting unit, see Note 5, Goodwill.

(2)	Included in second quarter gross profit is a $3.1 million depreciation expense adjustment, or $0.02 per diluted share, related to acquired capital leases.

(3)	Included in first quarter net income is a $5.7 million business combination adjustment gain, or $0.06 per diluted share, related to the acquisition of AVC, see Note 4, Acquisitions.

(4)	Included in fourth quarter operating income is a $21.3 million non-cash goodwill impairment charge, or $0.25 per diluted share, related to our medical technology business.

(5)
Included in third quarter net income is $2.8 million, or $0.02 per diluted share, related to costs incurred in conjunction with the refinance of our senior credit facility, see Note 7, Long-Term Obligations.

Although not readily detectable because of the impact of acquisitions, our operations are subject to seasonal fluctuation. In particular, our Animal Hospital and Laboratory revenue historically has been greater in the second and third quarters than in the first and fourth quarters.
The demand for our veterinary services is significantly higher during warmer months because pets spend a greater amount of time outdoors, where they are more likely to be injured and are more susceptible to disease and parasites. In

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.	Selected Quarterly Financial Data (Unaudited), continued
addition, use of veterinary services may be affected by levels of infestation of fleas, heartworms and ticks, and the number of daylight hours. A substantial portion of our costs for our veterinary services are fixed and do not vary with the level of demand. Consequently, our operating income and operating margins generally have been higher for the second and third quarters than that experienced in the first and fourth quarters.

VCA Antech, Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant
VCA Antech, Inc. (Parent Company)
Condensed Balance Sheets
(In thousands)

	December 31,
	2012	2011
Assets:
Investment in subsidiaries	$1,078,606	$1,031,626
Intercompany receivable	104,897	76,252
Total assets	$1,183,503	$1,107,878
Stockholders’ equity:
Common stock	$88	$87
Additional paid-in capital	390,359	361,715
Retained earnings	791,209	745,658
Accumulated other comprehensive income	1,847	418
Total stockholders’ equity	$1,183,503	$1,107,878

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)
Condensed Statements of Income
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Revenue	$—	$—	$—
Direct costs	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	45,551	95,405	110,243
Income before provision for income taxes	45,551	95,405	110,243
Provision for income taxes	—	—	—
Net income	45,551	95,405	110,243
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to VCA Antech, Inc	$45,551	$95,405	$110,243

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)
Condensed Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$45,551	$95,405	$110,243
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(45,551)	(95,405)	(110,243)
Increase in intercompany receivable	—	(3,999)	(5,510)
Net cash used in operating activities	—	(3,999)	(5,510)
Cash flows provided by investing activities:
Other	(9,533)	—	—
Net cash provided by investing activities	(9,533)	—	—
Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	9,533	3,999	5,510
Net cash provided by financing activities	9,533	3,999	5,510
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

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
See Note 7, Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.
Note 2.    Dividends from Subsidiaries
The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2012, 2011 and 2010, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Other(1)	Balance at End of Period
Year ended December 31, 2012
Allowance for uncollectible accounts(2)	$14,978	$6,396	$—	$(5,134)	$306	$16,546
Year ended December 31, 2011
Allowance for uncollectible accounts(2)	$13,801	$6,742	$—	$(6,178)	$613	$14,978
Year ended December 31, 2010
Allowance for uncollectible accounts(2)	$13,015	$7,366	$—	$(7,237)	$657	$13,801

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Information regarding our directors and executive officers will appear in the proxy statement for the 2013 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation will appear in the proxy statement for the 2013 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2013 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions will appear in the proxy statement for the 2013 annual meeting of stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services will appear in the proxy statement for the 2013 annual meeting of stockholders and is incorporated herein by this reference.

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

3.4	Third Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed February 14, 2013.
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

10.2
First Amendment to Amended and Restated Credit & Guaranty Agreement dated January 25, 2012, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, and Wells Fargo as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 27, 2012.

10.3*
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

10.9*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant's proxy statement on Schedule 14A filed on April 27, 2007.
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

10.14*
Letter Agreement, dated as of April 15, 2008, by and between VCA Antech, Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed April 28, 2008.

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

10.28*
Letter Agreement, dated as of August 18, 2011, by and between VCA Antech, Inc. and Josh Drake. Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 22, 2011.

10.29*	Summary of Executive Officer Compensation.
10.30*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.31	2001 Stock Incentive Plan of VCA Antech, Inc. Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s registration statement on Form S-1 filed October 31, 2001.
10.32	VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.33	Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

Number	Exhibit Description
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
 ____________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

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

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and	March 1, 2013
Robert L. Antin	Chief Executive Officer

/s/ Tomas W. Fuller	Chief Financial Officer, Principal	March 1, 2013
Tomas W. Fuller	Accounting Officer, Vice President
and Secretary

/s/ John M. Baumer	Director	March 1, 2013
John M. Baumer

/s/ John Heil	Director	March 1, 2013
John Heil

/s/ Frank Reddick	Director	March 1, 2013
Frank Reddick

/s/ John B. Chickering, Jr.	Director	March 1, 2013
John B. Chickering, Jr.

*By:		Director
Attorney-in-Fact