Form 10-Q
period 2013-03-31
VCA ANTECH INC
filed 2013-05-10
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 88,534,818 shares as of May 6, 2013.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
March 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$105,286	$68,435
Trade accounts receivable, less allowance for uncollectible accounts of $15,982 and $16,546 at March 31, 2013 and December 31, 2012, respectively	71,096	55,912
Inventory	54,072	51,456
Prepaid expenses and other	24,918	25,086
Deferred income taxes	26,131	22,579
Prepaid income taxes	6,904	20,061
Total current assets	288,407	243,529
Property and equipment, net	406,849	403,444
Goodwill	1,294,189	1,291,231
Other intangible assets, net	90,395	94,823
Notes receivable, net	3,139	6,080
Deferred financing costs, net	3,918	4,232
Other	50,805	48,241
Total assets	$2,137,702	$2,091,580
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$42,939	$39,002
Accounts payable	45,594	39,416
Accrued payroll and related liabilities	59,023	49,893
Other accrued liabilities	63,291	57,131
Total current liabilities	210,847	185,442
Long-term debt, less current portion	578,967	591,641
Deferred income taxes	82,606	75,846
Other liabilities	34,807	37,267
Total liabilities	907,227	890,196
Commitments and contingencies
Redeemable noncontrolling interests	7,043	6,991
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 88,494 and 88,372 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	88	88
Additional paid-in capital	395,564	390,359
Retained earnings	821,694	791,209
Accumulated other comprehensive (loss) income	(897)	1,847
Total VCA Antech, Inc. stockholders’ equity	1,216,449	1,183,503
Noncontrolling interests	6,983	10,890
Total equity	1,223,432	1,194,393
Total liabilities and equity	$2,137,702	$2,091,580

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue	$438,606	$409,465
Direct costs	341,683	316,086
Gross profit	96,923	93,379
Selling, general and administrative expense	39,846	39,051
Net loss on sale or disposal of assets	1,726	523
Operating income	55,351	53,805
Interest expense, net	4,307	4,087
Business combination adjustment gain	—	(5,719)
Other income	(9)	(207)
Income before provision for income taxes	51,053	55,644
Provision for income taxes	19,230	19,323
Net income	31,823	36,321
Net income attributable to noncontrolling interests	1,338	1,076
Net income attributable to VCA Antech, Inc	$30,485	$35,245
Basic earnings per share	$0.34	$0.41
Diluted earnings per share	$0.34	$0.40
Weighted-average shares outstanding for basic earnings per share	88,400	86,984
Weighted-average shares outstanding for diluted earnings per share	89,379	88,055

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income(1)	$31,823	$36,321
Other comprehensive income:
Foreign currency translation adjustments	(2,744)	1,064
Other comprehensive (loss) income	(2,744)	1,064
Total comprehensive income	29,079	37,385
Comprehensive income attributable to noncontrolling interests(1)	1,338	1,076
Comprehensive income attributable to VCA Antech, Inc	$27,741	$36,309
 ____________________________

(1)	Includes approximately $711,000 and $510,000 of net income related to redeemable and mandatorily redeemable noncontrolling interests for the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $176 and $334 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	35,245	—	566	35,811
Other comprehensive income	—	—	—	—	1,064	—	1,064
Distribution to noncontrolling interests	—	—	—	—	—	(426)	(426)
Share-based compensation	—	—	4,183	—	—	—	4,183
Issuance of common stock under stock incentive plans	256	—	2,621	—	—	—	2,621
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	(27)	—	(614)	—	—	—	(614)
Excess tax benefit from stock options	—	—	187	—	—	—	187
Tax shortfall and other from stock options and awards	—	—	17	—	—	—	17
Balances, March 31, 2012	87,498	$87	$378,609	$780,903	$1,482	$10,214	$1,171,295

Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $238 and $473 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	30,485	—	627	31,112
Other comprehensive loss	—	—	—	—	(2,744)	—	(2,744)
Distribution to noncontrolling interests	—	—	—	—	—	(452)	(452)
Purchase of noncontrolling interests	—	—	(470)	—	—	(4,082)	(4,552)
Share-based compensation	—	—	3,770	—	—	—	3,770
Issuance of common stock under stock incentive plans	128	—	1,876	—	—	—	1,876
Stock repurchases	(6)	—	(59)	—	—	—	(59)
Excess tax benefit from stock options	—	—	62	—	—	—	62
Tax benefit and other from stock options and awards	—	—	26	—	—	—	26
Balances, March 31, 2013	88,494	$88	$395,564	$821,694	$(897)	$6,983	$1,223,432

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$31,823	$36,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,239	16,562
Amortization of debt issue costs	314	322
Provision for uncollectible accounts	1,093	1,146
Business combination adjustment gain	—	(5,719)
Net loss on sale or disposal of assets	1,726	523
Share-based compensation	3,770	4,183
Deferred income taxes	2,868	4,212
Excess tax benefit from exercise of stock options	(62)	(187)
Other	(414)	(391)
Changes in operating assets and liabilities:
Trade accounts receivable	(16,126)	(4,606)
Inventory, prepaid expense and other assets	(2,491)	(2,939)
Accounts payable and other accrued liabilities	12,127	814
Accrued payroll and related liabilities	9,149	10,725
Income taxes	13,235	12,698
Net cash provided by operating activities	75,251	73,664
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,756)	(65,472)
Real estate acquired in connection with business acquisitions	(510)	—
Property and equipment additions	(17,969)	(16,072)
Proceeds from sale of assets	177	36
Other	(115)	193
Net cash used in investing activities	(25,173)	(81,315)
Cash flows from financing activities:
Repayment of debt	(8,733)	(34,626)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from revolving credit facility	—	50,000
Repayment of revolving credit facility	—	(50,000)
Payment of financing costs	—	(101)
Distributions to noncontrolling interest partners	(1,197)	(719)
Purchase of noncontrolling interests	(5,032)	—
Proceeds from issuance of common stock under stock option plans	1,876	2,621
Excess tax benefit from exercise of stock options	62	187
Stock repurchases	(59)	(579)
Other	—	(151)
Net cash (used in) provided by financing activities	(13,083)	16,632
Effect of currency exchange rate changes on cash and cash equivalents	(144)	84
Increase in cash and cash equivalents	36,851	9,065
Cash and cash equivalents at beginning of period	68,435	63,651
Cash and cash equivalents at end of period	$105,286	$72,716

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Interest paid	$3,999	$3,854
Income taxes paid	$3,808	$1,877
Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$6,969	$136,579
Fair value of pre-existing investment in AVC	—	(11,850)
Noncontrolling interest	—	(6,071)
Cash paid for acquisitions	(6,756)	(65,273)
Cash paid to debt holders	—	(25,915)
Issuance of common stock for acquisitions	—	(10,500)
Contingent consideration	(53)	—
Holdbacks	(160)	(1,275)
Liabilities assumed	$—	$15,695

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2013
(Unaudited)

1.	Nature of Operations
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), and Vetstreet.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2013, we operated 604 animal hospitals throughout 41 states and three Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2013, we operated 56 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. For further information, refer to our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2013 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2012
Goodwill	$1,177,348	$96,861	$137,833	$1,412,042
Accumulated impairment losses	—	—	(120,811)	(120,811)
Balance as of December 31, 2012, net	1,177,348	96,861	17,022	1,291,231
Goodwill acquired	4,957	15	—	4,972
Foreign translation adjustment	(2,034)	(15)	—	(2,049)
Other (1)	(389)	—	424	35
Balance as of March 31, 2013
Goodwill	1,179,882	96,861	138,257	1,415,000
Accumulated impairment losses	—	—	(120,811)	(120,811)
Balance as of March 31, 2013, net	$1,179,882	$96,861	$17,446	$1,294,189
 ____________________________

(1)	Other includes acquisition-price adjustments, and adjustments related to the sale of animal hospitals.
Other Intangible Assets
Our acquisition related amortizable intangible assets at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$107,045	$(36,467)	$70,578	$110,404	$(36,605)	$73,799
Covenants not-to-compete	11,703	(6,782)	4,921	12,707	(7,357)	5,350
Favorable lease assets	7,228	(3,999)	3,229	7,228	(3,866)	3,362
Trademarks	12,296	(3,290)	9,006	12,494	(3,001)	9,493
Contracts	956	(591)	365	956	(570)	386
Technology	6,588	(4,312)	2,276	6,588	(4,179)	2,409
Client lists	50	(30)	20	50	(26)	24
Total	$145,866	$(55,471)	$90,395	$150,427	$(55,604)	$94,823

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended March 31,
	2013	2012
Aggregate amortization expense	$5,044	$4,876
The estimated amortization expense related to intangible assets for the remainder of 2013 and each of the succeeding years thereafter, as of March 31, 2013, is as follows (in thousands):

Remainder of 2013	$15,367
2014	18,500
2015	16,462
2016	13,416
2017	6,867
Thereafter	19,783
Total	$90,395

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
Animal Hospitals:	2013	2012
Animal Hospital acquisitions, excluding Associate Veterinary Clinics (1981) LTD ("AVC")	3	9
Acquisitions, merged	—	(2)
AVC acquisition	—	44
Sold, closed or merged	(8)	(3)
Total	(5)	48

Laboratories:
Acquisition	1	—

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

4.	Acquisitions, continued
Animal Hospital and Laboratory Acquisitions, excluding AVC
The following table summarizes the aggregate consideration for our independent animal hospitals acquired during the three months ended March 31, 2013 and 2012, respectively and the allocation of the acquisition price (in thousands):

	Three Months Ended March 31,
	2013	2012
Consideration:
Cash	$6,756	$8,988
Holdbacks	160	225
Earnout contingent consideration	53	—
Fair value of total consideration transferred	$6,969	$9,213

Allocation of the Purchase Price:
Tangible assets	$491	$308
Identifiable intangible assets	1,506	1,616
Goodwill (1)	4,972	7,289
Total	$6,969	$9,213
____________________________

(1)     We expect that $4.1 million and $3.4 million of the goodwill recorded for these acquisitions, as of March 31, 2013 and March 31, 2012, respectively will be deductible for income tax purposes.
In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $510,000 for the three months ended March 31, 2013. There were no cash payments made for real estate for the three months ended March 31, 2012.
AVC Investment
On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million (approximately US $81 million) becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care. This investment and planned additional investments in AVC will facilitate our continued expansion in the Canadian market. At the time of the investment, AVC had annualized revenue of approximately CDN $95 million (approximately US $95 million). Our condensed, consolidated financial statements reflect the operating results of AVC since January 31, 2012.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

4.	Acquisitions, continued

The following table summarizes the total investment and the final allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,819
Cash paid to debt holders	25,915
Fair value of total consideration transferred	$74,734

Allocation of the Purchase Price:
Tangible assets	$11,694
Identifiable intangible assets (1)	25,170
Goodwill (2)	79,707
Other liabilities assumed	(21,826)
94,745
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,734
____________________________

(1)     Identifiable intangible assets include customer relationships, trademark and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately six years. The customer-related intangible assets weighted-average amortization period is approximately five years. The trademark weighted-average amortization period is approximately ten years. The covenants-not-to-compete weighted-average amortization period is approximately three years.

(2)     As of March 31, 2013, we expect that approximately $362,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
AVC is reported within our Animal Hospital reportable segment.
ThinkPets, Inc ("ThinkPets")
On February 1, 2012, we acquired a 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We merged the operations of ThinkPets with Vetstreet, which we expect will improve the products and services it offers to clients of both companies. Our condensed, consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

4.	Acquisitions, continued
The following table summarizes the total purchase price and the final allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,093
Identifiable intangible assets (1)	7,221
Goodwill (2)	12,155
Other liabilities assumed	(2,451)
Total	$19,018
____________________________

(1)     Identifiable intangible assets include customer relationships, contracts and trademarks. The weighted average amortization period for the total identifiable intangible assets is approximately eight years, for the customer-related intangible assets approximately nine years, for the technology approximately four years, and for the trademarks approximately two years.

(2)     As of March 31, 2013, we expect that approximately $821,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
ThinkPets is reported within our "All Other" category in our segment disclosures combined with our Medical Technology and Vetstreet operating segments.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred revenue	$10,670	$10,811
Accrued health insurance	6,514	6,409
Accrued other insurance	3,875	3,799
Deferred rent	3,770	3,604
Accrued consulting fees	2,943	3,114
Accrued workers' compensation	3,086	3,570
Holdbacks and earnouts	3,552	3,599
Miscellaneous accrued taxes(1)	3,546	3,485
Customer deposits	2,693	3,140
Other	22,642	15,600
	$63,291	$57,131
____________________________
(1)    Includes property, sales and use taxes.

6.	Fair Value Measurements
Fair Value of Financial Instruments
The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not they are recognized in the accompanying condensed, consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Cash and Cash Equivalents. These balances include cash and cash equivalents with maturities of less than three months. The carrying amount approximates fair value due to the short-term maturities of these instruments.
Receivables, Less Allowance for Doubtful Accounts, Accounts Payable and Certain Other Accrued Liabilities. Due to their short-term nature, fair value approximates carrying value.
Long-Term Debt. The fair value of debt at March 31, 2013 and December 31, 2012 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

6.	Fair Value Measurements, continued

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$584,531	$584,531	$592,422	$592,422
At March 31, 2013, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.
During the quarter ended December 31, 2012, our Vetstreet goodwill was written down to its implied fair value. Our Vetstreet goodwill balance as of December 31, 2012 was $8.8 million. Additionally, during the quarter ended December 31, 2012, our Vetstreet long-lived assets were written down to their estimated fair value. Our Vetstreet long-lived assets balance as of December 31, 2012 was $28.7 million.

7.	Share-Based Compensation
Stock Option Activity
A summary of our stock option activity for the three months ended March 31, 2013 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	2,181	$17.20
Granted	—	$—
Exercised	(121)	$16.08
Canceled	—	$—
Outstanding at March 31, 2013	2,060	$17.27
Exercisable at March 31, 2013	984	$17.28
Vested and expected to vest at March 31, 2013	2,032	$17.28
There were no stock options granted during the three months ended March 31, 2013. The aggregate intrinsic value of our stock options exercised during the three months ended March 31, 2013 was $817,000 and the actual tax benefit realized on options exercised during this period was $320,000.
At March 31, 2013 there was $4.9 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 2.9 years.
The compensation cost charged against income, for stock options for the three months ended March 31, 2013 and 2012, was $604,000 and $474,000, respectively. The corresponding income tax benefit recognized was $236,000 and $186,000, for the three months ended March 31, 2013 and 2012, respectively.
Nonvested Stock Activity
During the three months ended March 31, 2013, no shares of nonvested common stock were granted.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

7.    Share-Based Compensation, continued
Total compensation cost charged against income related to nonvested stock awards was $2.6 million and $3.7 million, for the three months ended March 31, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $1.0 million and $1.5 million, for the three months ended March 31, 2013 and 2012, respectively.
At March 31, 2013, there was $16.0 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.7 years. A summary of our nonvested stock activity for the three months ended March 31, 2013 is as follows (in thousands, except per share amounts):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2012	1,451	$19.90
Granted	—	$—
Vested	(7)	$22.98
Forfeited/Canceled	—	$—
Outstanding at March 31, 2013	1,444	$19.89

Restricted Stock Unit Activity
During the three months ended March 31, 2013, no restricted stock units ("RSUs") were granted.
Total compensation cost charged against income related to RSU awards was $603,000 for the three months ended March 31, 2013. The corresponding income tax benefit recognized in the income statement for the same period was $236,000. There was no compensation cost charged against income and related income tax benefit for the three months ended March 31, 2012.
At March 31, 2013, there was $4.0 million of unrecognized compensation cost related to these RSUs, which will be recognized over a weighted-average period of 3.4 years.

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

8.    Calculation of Earnings per Share, continued

	Three Months Ended March 31,
	2013	2012
Net income attributable to VCA Antech, Inc	$30,485	$35,245
Weighted-average common shares outstanding:
Basic	88,400	86,984
Effect of dilutive potential common shares:
Stock options	284	560
Nonvested shares and units	695	511
Diluted	89,379	88,055
Basic earnings per share	$0.34	$0.41
Diluted earnings per share	$0.34	$0.40

For the three months ended March 31, 2013 and 2012, potential common shares of 497,826 and 1,067,063, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

9.	Lines of Business
Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments, included in “All Other” in the following tables, are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our Vetstreet business. Vetstreet provides online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our segments.
The accounting policies of our segments are essentially the same as those described in the summary of significant accounting policies included in our 2012 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

The following is a summary of certain financial data for each of our segments (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

9.    Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Three Months Ended March 31, 2013
External revenue	$340,615	$73,638	$24,353	$—	$—	$438,606
Intercompany revenue	—	13,697	4,170	—	(17,867)	—
Total revenue	340,615	87,335	28,523	—	(17,867)	438,606
Direct costs	295,416	44,870	18,889	—	(17,492)	341,683
Gross profit	45,199	42,465	9,634	—	(375)	96,923
Selling, general and administrative expense	8,325	8,005	8,914	14,602	—	39,846
Operating income (loss) before charges	36,874	34,460	720	(14,602)	(375)	57,077
Net loss (gain) on sale or disposal of assets	1,729	(5)	2	—	—	1,726
Operating income (loss)	$35,145	$34,465	$718	$(14,602)	$(375)	$55,351
Depreciation and amortization	$13,387	$2,507	$1,965	$819	$(439)	$18,239
Property and equipment additions	$14,441	$1,918	$1,333	$640	$(363)	$17,969
Three Months Ended March 31, 2012
External revenue	$316,125	$71,971	$21,369	$—	$—	$409,465
Intercompany revenue	—	12,759	4,956	—	(17,715)	—
Total revenue	316,125	84,730	26,325	—	(17,715)	409,465
Direct costs	270,569	44,179	17,658	—	(16,320)	316,086
Gross profit	45,556	40,551	8,667	—	(1,395)	93,379
Selling, general and administrative expense	7,057	7,598	9,283	15,113	—	39,051
Operating income (loss) before charges	38,499	32,953	(616)	(15,113)	(1,395)	54,328
Net loss (gain) on sale or disposal of assets	505	(7)	8	17	—	523
Operating income (loss)	$37,994	$32,960	$(624)	$(15,130)	$(1,395)	$53,805
Depreciation and amortization	$11,344	$2,553	$2,263	$764	$(362)	$16,562
Property and equipment additions	$10,766	$1,067	$1,722	$2,983	$(466)	$16,072

At March 31, 2013
Total assets	$1,762,143	$255,689	$97,095	$55,959	$(33,184)	$2,137,702
At December 31, 2012
Total assets	$1,648,578	$244,551	$98,159	$127,963	$(27,671)	$2,091,580

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

10.	Commitments and Contingencies
We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
We have contractual arrangements in connection with certain acquisitions that were accounted for under previous business combinations accounting guidance, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria, as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods expire and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay approximately $1.5 million. Under the current business combination accounting guidance, contingent consideration, such as earn-out liabilities, is recognized as part of the consideration transferred on the acquisition date. A corresponding liability is recorded based on the fair value of the liability, if the fair value is known or determinable. The changes in fair value are recognized in earnings where applicable for each reporting period.

b.	Other Contingencies
We have certain contingent liabilities resulting from litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11.	Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 38.7%, as compared to 41.2% for the year ended December 31, 2012. The decrease in the effective tax rate was primarily due to a nondeductible charge related to goodwill impairment and a non-taxable gain of $5.7 million which was related to an increase in our historic noncontrolling interest in AVC, both of which were taken in 2012.

12.	Noncontrolling Interests
We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our condensed, consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated income statements. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine).

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a discounted cash flow technique, both of which are used as an approximation of fair value. The discounted cash flow inputs used to determine the redemption value are level 3 inputs and include forecasted growth rates, valuation multiples, and the weighted-average cost of capital. We recognize changes in the obligation as interest cost in the condensed, consolidated statements of income.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

12.    Noncontrolling Interests, continued

The following table provides a summary of mandatorily redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$3,111
Noncontrolling interest	$334
Redemption value change	(55)	279
Formation of noncontrolling interests		6,071
Distribution to noncontrolling interests		(103)
Currency translation adjustment		68
Balance as of March 31, 2012		$9,426

Balance as of December 31, 2012		$11,047
Noncontrolling interest	$473
Redemption value change	39	512
Purchase of noncontrolling interests		(658)
Dissolution of noncontrolling interests		(358)
Distribution to noncontrolling interests		(559)
Currency translation adjustment		(219)
Balance as of March 31, 2013		$9,765

b.	Redeemable Noncontrolling Interests
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$6,964
Noncontrolling interest	$210
Redemption value change	(34)	176
Distribution to noncontrolling interests		(190)
Balance as of March 31, 2012		$6,950

Balance as of December 31, 2012		$6,991
Noncontrolling interest	$212
Redemption value change	26	238
Distribution to noncontrolling interests		(186)
Balance as of March 31, 2013		$7,043

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2013
(Unaudited)

13.	Recent Accounting Pronouncements

In March 2013, the FASB issued new accounting guidance to resolve diversity in practice about which accounting guidance to use when releasing the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. This amendment also resolves the diversity in practice related to the treatment of business combinations achieved in stages involving a foreign entity. In practice, some entities view step acquisitions as being composed of two events, the disposition of the equity method investment and simultaneous acquisition of the controlling financial interest, whereby the cumulative translation adjustment related to the equity method investment is released to net income. Entities that view those transactions as a single event do not release any cumulative translation adjustment. These amendments affect entities that cease to hold a controlling financial interest within a foreign entity and there is a cumulative translation adjustment balance associated with the foreign entity. These amendments also affect entities that lose a controlling financial interest in an investment in a foreign entity and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for as an equity method investment to one accounted for as a consolidated investment.

When a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity the parent is required to release any cumulative translation adjustment to net income. The cumulative translation adjustment should be released to net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided.

For an equity method investment that is a foreign entity a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of the equity method investment. This treatment does not apply to an equity method investment that is not a foreign entity, in those instances a cumulative translation adjustment would be released into net income only if the partial sale represented a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

These amendments clarify that the sale of an investment in a foreign entity includes events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Upon the occurrence of those two situations the cumulative translation adjustment should be released to net income.

The guidance is effective prospectively for fiscal years and interim periods beginning after December 25, 2013. Early adoption is permitted. This guidance is not expected to significantly impact our consolidated financial statements.

14.    Subsequent Events

Second Amendment to Amended and Restated Credit and Guaranty Agreement

On April 19, 2013, we executed a second amendment to our Amended and Restated Credit and Guaranty Agreement entered into as of August 16, 2011. The second amendment (i) removes limits on our ability to conduct a share repurchase program so long as we remain in compliance with certain existing financial covenants; (ii) increases the income we may receive from leases and subleases; (iii) increases the amount of debt we may assume in connection with acquisitions; and (iv) increases our ability to invest in Canada and the United Kingdom. This amendment in and of itself does not have a material financial effect.

Share Repurchase Program

In April, our Board of Directors authorized a new share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 10, 2013, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after May 10, 2013 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
We are a leading North American animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical-based marketing solutions to the veterinary community.
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2013, our animal hospital network consisted of 604 animal hospitals in 41 states and in three Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2013, our laboratory network consisted of 56 laboratories serving all 50 states and certain areas in Canada.

Our "All Other" category includes the results of our Medical Technology and Vetstreet operating segments. Each of these segments did not meet the materiality thresholds to be reported individually.
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

Executive Overview
During the three months ended March 31, 2013, we achieved an increase in both consolidated revenue and gross profit. The increases were primarily due to revenue from our acquisitions, as well as organic growth in our Animal Hospital and Laboratory businesses. Our Animal Hospital same-store revenue increased 1.8%, adjusted for two less business days in 2013, as compared to the same period in 2012. Our Laboratory internal revenue, adjusted for differences in billing days, increased 4.3%. Our Non-GAAP consolidated gross profit margin declined only 20 basis points primarily due to deleveraging in our Animal Hospital segment. Our Non-GAAP operating income increased 9.9% on a 40 basis point increase in Non-GAAP operating margins for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was primarily due to the acquisition of Associate Veterinary Clinics (1981) LTD ("AVC") and ThinkPets as well as improved results from our laboratory business segment.
Share Repurchase Program
In April, our Board of Directors authorized a new share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We currently anticipate that during the current year, we will acquire $50 million to $85 million of annualized Animal Hospital revenue. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Animal Hospitals:
Beginning of period	609	541
Acquisitions, excluding AVC	3	9
Acquisitions, merged	—	(2)
AVC acquisition	—	44
Sold, closed or merged	(8)	(3)
End of period	604	589

Laboratories:
Beginning of period	55	53
Acquired	1	—
End of period	56	53
AVC
On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million (approximately US $81 million) becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care. This investment and planned additional investments in AVC will facilitate our continued expansion in the Canadian market. At the time of the investment, AVC had annualized revenue of approximately CDN $95 million (approximately US $95 million). Our condensed, consolidated financial statements reflect the operating results of AVC since January 31, 2012.

ThinkPets, Inc. ("ThinkPets")
On February 1, 2012, we acquired a 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We merged the operations of ThinkPets with Vetstreet, which we expect will improve the products and services it offers to clients of both companies. Our condensed, consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, capitalized software costs, income taxes, and self-insured liabilities can be found in our 2012 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2013. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At March 31, 2013, we had $1.3 billion of goodwill, accounting for 61% of our total assets. Our goodwill represents the excess of the cost of our acquired entities over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

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

If we identify a potential impairment in the first step, we then measure the amount of impairment. The amount of the impairment is determined by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit's net assets based on fair value as would be done in an acquisition. In this hypothetical purchase price allocation, the residual estimated fair value, after allocation to the reporting units' identifiable net assets, is the implied current fair value of goodwill. If the implied current fair value of goodwill is less than the carrying amount of goodwill, goodwill is considered impaired and written down to the implied current fair value with a corresponding charge to earnings. However, if the implied current fair value of goodwill is greater than the carrying amount of goodwill, goodwill is not considered impaired and is not adjusted to the implied current fair value. Determining the fair value of the net assets of our reporting units under this step requires significant estimates.
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

Negative changes in the undiscounted cash flows related to variables such as revenue growth rates, margins, or the discount rate could result in a decrease in the estimated fair value of our reporting units and could ultimately result in a substantial goodwill impairment charge. We monitor our reporting units on a quarterly basis and have not identified any events subsequent to December 31, 2012, which would indicate any impairment may have occurred in any of our reporting units.

Our Animal Hospital reporting unit, which has approximately $1.2 billion of goodwill as of March 31, 2013, exceeded its carrying value by 13% during the 2012 testing. Negative changes in the undiscounted cash flows related to variables, such as revenue growth rates, margins, or the discount rate, could result in a decrease in the estimated fair value of our Animal Hospital reporting unit and could ultimately result in a substantial goodwill impairment charge. The performance of our Animal Hospital reporting unit, and in turn, the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 13, "Recent Accounting Pronouncements" to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP  gross profit and our Non-GAAP gross margin on both a consolidated basis and with respect to our Animal Hospital segment. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. See “Results of Operations - Non-GAAP Financial Measures” below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended March 31,
	2013	2012
Revenue:
Animal Hospital	77.7%	77.2%
Laboratory	19.9	20.7
All Other	6.5	6.4
Intercompany	(4.1)	(4.3)
Total revenue	100.0	100.0
Direct costs	77.9	77.2
Gross profit	22.1	22.8
Selling, general and administrative expense	9.1	9.6
Net loss on sale of assets	0.4	—
Operating income	12.6	13.2
Interest expense, net	1.0	1.0
Business combination adjustment gain	—	(1.4)
Income before provision for income taxes	11.6	13.6
Provision for income taxes	4.4	4.7
Net income	7.2	8.9
Net income attributable to noncontrolling interests	0.3	0.3
Net income attributable to VCA Antech, Inc	6.9%	8.6%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
	$	% of Total	$	% of Total	% Change
Animal Hospital	$340,615	77.7%	$316,125	77.2%	7.7%
Laboratory	87,335	19.9%	84,730	20.7%	3.1%
All Other	28,523	6.5%	26,325	6.4%	8.3%
Intercompany	(17,867)	(4.1)%	(17,715)	(4.3)%	(0.9)%
Total revenue	$438,606	100.0%	$409,465	100.0%	7.1%

Consolidated revenue increased $29.1 million for the three months ended March 31, 2013, as compared to the same period in the prior year. The increase was primarily attributable to revenue from acquisitions from January 1, 2012, including animal hospitals and ThinkPets. Excluding the impact of acquisitions, revenue increased $2.6 million due to organic growth in both our Laboratory and Animal Hospital segments.

Gross Profit
The following table summarizes our gross profit and Non-GAAP consolidated gross profit in both dollars and as a percentage of applicable revenue, or gross margin and Non-GAAP gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$45,199	13.3%	$45,556	14.4%	(0.8)%
Laboratory	42,465	48.6%	40,551	47.9%	4.7%
All Other	9,634	33.8%	8,667	32.9%	11.2%
Intercompany	(375)		(1,395)
Total gross profit	$96,923	22.1%	$93,379	22.8%	3.8%
Impact of vacant property adjustment	2,046		—
Non-GAAP consolidated gross profit and Non-GAAP gross margin (1)	$98,969	22.6%	$93,379	22.8%	6.0%
 ____________________________

(1)
Non-GAAP consolidated gross profit and Non-GAAP gross margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated gross profit increased $3.5 million for the three months ended March 31, 2013, as compared to the same period in the prior year. Animal Hospital gross profit includes a $2.0 million charge to accrue the future lease costs for a property vacated during the quarter. Excluding this charge, gross profit increased $5.6 million. The increase was primarily due to $3.1 million gross profit from acquisitions since January 1, 2012 of animal hospitals and ThinkPets and organic revenue growth and an increased gross profit margin at our Laboratory segment.
Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $24.5 million for the three months ended March 31, 2013, as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2013	2012	% Change
Same-store facilities:
Orders (1)	1,676	1,714	(2.2)%
Average revenue per order (2)	$175.87	$168.94	4.1%
Same-store revenue (1)	$294,734	$289,506	1.8%
Business day adjustment (3)	—	6,259
AVC	26,973	18,004
Acquisitions	18,793	883
Closures	115	1,473
Net acquired revenue (4)	$45,881	$20,360
Total	$340,615	$316,125	7.7%

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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2012 business day adjustment reflects the impact of two additional business days in 2012, as compared to 2013.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2012 for the three month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Contributing to the decline in our volume of same-store orders during both quarters ended March 30, 2013 and March 30, 2012 is the continued negative impact of the current economic environment and the wide competing availability of many pet-related products traditionally sold in our animal hospitals, in retail stores, and other distribution channels such as the Internet.
Additionally, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three months ended March 31, 2013, we experienced a decrease in the number of lower priced orders while higher priced orders remained relatively flat. We believe these results continue to be a consequence of the slow economic recovery and the impact of changes in our overall business environment on the mix of procedures performed.
Price increases as well as the aforementioned mix in year over year growth rates of low to high priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments typically are implemented in February of each year. However, in addition to the February adjustment, there was an extra price increase in November of 2012. This extra adjustment further impacted the year over year increase in average revenue per order for the three months ended March 31, 2013 when compared to the prior year comparable period.
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

The following table summarizes gross profit, gross margin, Non-GAAP consolidated gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended March 31,
	2013	2012	% Change
Gross profit	$45,199	$45,556	(0.8)%
Impact of vacant property adjustment	2,046	—
Non-GAAP gross profit (1)	$47,245	$45,556	3.7%
Gross margin	13.3%	14.4%
Non-GAAP gross margin (1)	13.9%	14.4%

Same-store gross profit	$40,390	$42,467	(4.9)%
Impact of vacant property adjustment	2,046	—
Adjusted same-store gross profit (1)	$42,436	$42,467	(0.1)%
Same-store gross margin	13.7%	14.7%
Adjusted same-store gross margin (1)	14.4%	14.7%
____________________________

(1)
Non-GAAP gross profit and Non-GAAP gross margin, and the same measures expressed on a same store basis,  are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Our consolidated Animal Hospital gross profit decreased $357,000 for the three months ended March 31, 2013, as compared to the same period in the prior year. Excluding the aforementioned vacated property charge, gross profit increased $1.7 million primarily due to gross profit from our acquisitions. Our gross profit margins decline related primarily to deleveraging.

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Revenue	$87,335	$84,730	3.1%
Gross profit	$42,465	$40,551	4.7%
Gross margin	48.6%	47.9%
Laboratory revenue increased $2.6 million for the three months ended March 31, 2013, as compared to the same period in the prior year.

The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2013	2012	% Change
Internal growth:
Requisitions (1)	3,210	3,160	1.6%
Average revenue per requisition (2)	$27.18	$26.47	2.7%
Total internal revenue (1)	$87,258	$83,630	4.3%
Billing-day adjustment (3)	—	1,100
Acquired revenue (4)	77	—
Total	$87,335	$84,730	3.1%
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

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing-day adjustment reflects the impact of one less billing day in 2013, as compared to 2012.

(4)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable prior-year period.
The increase in Laboratory revenue for the three months ended March 31, 2013 was primarily due to an increase in average revenue per requisition and an increase in the number of requisitions. Historically, the increase in requisitions from internal growth have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. However, the economic downturn, slow economic recovery and increase in competition continued to negatively impact requisitions in 2013.
The average revenue per requisition increased for the three months ended March 31, 2013, as compared to the prior period, due to price increases in February 2013. The change in the average revenue per requisition was also impacted by changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 48.6% for the three months ended March 31, 2013, as compared to 47.9% for the prior-year period. The increase in gross margin was primarily due to operating leverage related to the increase in revenue mentioned above and a reduction in salaries. In addition, transportation costs as a percentage of revenue decreased due to stabilized fuel costs.

Intercompany Revenue
Laboratory revenue for the three months ended March 31, 2013 and 2012, included intercompany revenue of $13.7 million and $12.8 million, respectively, generated by providing laboratory services to our animal hospitals. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$8,325	2.4%	$7,057	2.2%	18.0%
Laboratory	8,005	9.2%	7,598	9.0%	5.4%
All Other	8,914	31.3%	9,283	35.3%	(4.0)%
Corporate	14,602	3.3%	15,113	3.7%	(3.4)%
Total SG&A	$39,846	9.1%	$39,051	9.6%	2.0%
Consolidated SG&A increased $795,000 for the three months ended March 31, 2013, compared to the prior-year period. The increase in consolidated SG&A was primarily due to the increase in compensation related costs incurred in the Animal Hospital and Laboratory segments, partially offset by the decrease in administrative expenses related to the acquisition of AVC and ThinkPets compared to the same period in the prior year.
Operating Income
The following table summarizes our operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$35,145	10.3%	$37,994	12.0%	(7.5)%
Laboratory	34,465	39.5%	32,960	38.9%	4.6%
All Other	718	2.5%	(624)	(2.4)%	215.1%
Corporate	(14,602)		(15,130)		3.5%
Intercompany	(375)		(1,395)		73.1%
Total GAAP operating income	$55,351	12.6%	$53,805	13.2%	2.9%
Impact of vacant property adjustment	3,804		—
Non-GAAP operating income	$59,155	13.5%	$53,805	13.2%	9.9%
Consolidated operating income increased by $1.5 million during the three months ended March 31, 2013 compared to the prior-year period. Consolidated operating income includes charges totaling $3.8 million to accrue future lease costs, as previously discussed, and to write-down to net realizable value properties vacated during the quarter. Excluding these charges, operating income increased $5.4 million. The increase was primarily due to $1.1 million from the acquisition of AVC, $1.5 million from our Laboratory segment, $2.4 million related to improved results in both our Medical Technology and Vetstreet businesses and $1.0 million related to reductions in acquisition related administrative costs partially offset by increased compensation related costs in our Animal Hospital and Laboratory businesses as mentioned above.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense:
Senior term notes	$2,906	$3,173
Capital leases and other	1,401	794
Amortization of debt costs	314	322
	4,621	4,289
Interest income	(314)	(202)
Total interest expense, net of interest income	$4,307	$4,087
The increase in net interest expense for the three months ended March 31, 2013 was primarily attributable to our resident note program. This increase was partially offset by a decrease in our senior term note interest expense primarily as a result of a lower effective LIBOR rate in comparison to the prior year.
Provision for Income Taxes
The effective rate for the three months ended March 31, 2013 and 2012 was 38.7% and 35.4%, respectively. The increase in the effective tax rate was primarily due to a non-taxable gain of $5.7 million related to the increase in value of our historic noncontrolling interest in AVC, reducing the tax rate in the 2012 period.

Non-GAAP Financial Measures

We use Non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows our management to better understand our consolidated financial performance from period to period and in relationship to the operating results of our segments, as management does not believe that the excluded items are reflective of our underlying operating performance. We also believe that excluding certain items from our GAAP results allows our management to better project our future consolidated financial performance because our forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these Non-GAAP financial measures will provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance, and enabling them to make more meaningful period to period comparisons.
The Non-GAAP financial measures presented in this report include Non-GAAP  gross profit and Non-GAAP gross margin, computed on a consolidated basis and for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude charges related to vacated properties. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliation of each Non-GAAP financial measure to the most comparable GAAP measure for each of the quarters ended March 31, 2013 and March 31, 2012 above in each of the tables, and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the quarter included in this report.
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
At March 31, 2013, our consolidated cash and cash equivalents totaled $105.3 million, representing an increase of $36.9 million, compared to December 31, 2012. Cash flows generated from operating activities totaled $75.3 million for the three months ended March 31, 2013, representing a increase of $1.6 million, compared to the three months ended March 31, 2012.
We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to continue to do so in the future. As of March 31, 2013, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.

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
Future Cash Flows
Short-Term
Other than our acquisitions of animal hospital chains, we historically have funded our working capital requirements, capital expenditures and investments in animal hospital acquisitions from internally-generated cash flow. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate significant acquisitions during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2013, we expect to spend $50 million to $85 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit with our operations. During the quarter ended March 31, 2013, we spent $6.8 million in connection with the acquisition of 3 independent animal hospitals. In addition, we expect to spend approximately $90 million in 2013 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $18.0 million had been expended at March 31, 2013.
In April, our Board of Directors authorized a new share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time.

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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2013, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At March 31, 2013, we had a fixed-charge coverage ratio of 1.59 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“Pro Forma Earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for current cash taxes based on income. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At March 31, 2013, we had a leverage ratio of 2.00 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by Pro Forma Earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$75,251	$73,664
Investing activities	(25,173)	(81,315)
Financing activities	(13,083)	16,632
Effect of currency exchange rate changes on cash and cash equivalents	(144)	84
Increase in cash and cash equivalents	36,851	9,065
Cash and cash equivalents at beginning of period	68,435	63,651
Cash and cash equivalents at end of period	$105,286	$72,716
Cash Flows from Operating Activities
Net cash provided by operating activities increased $1.6 million for the three months ended March 31, 2013, as compared to the prior-year period. Operating cash flows for the three months ended March 31, 2013 included $31.8 million of net income, net non-cash expenses of $27.5 million and net cash provided as a result of changes in operating assets and liabilities of $15.9 million. The changes in operating assets and liabilities included a $13.2 million decrease in prepaid income taxes, a $12.1 million increase in accounts payable and accrued liabilities and a $9.1 million increase in accrued payroll and related liabilities, partially offset by a $16.1 million increase in accounts receivable and $2.5 million increase in inventory, prepaid expenses and other assets. The decrease in prepaid income taxes was due to the payment of estimated taxes owed from the prior year. The increase in accounts payable and accrued liabilities and the increase in accrued payroll and related liabilities were both the result of timing of payment obligations. The increase in accounts receivable was primarily due to increases in first quarter 2013 net revenue compared to 2012. The increase in inventory, prepaid expenses and other assets was primarily due to increases in additional inventory to fulfill current purchase commitments.
Cash provided by operating activities of $73.7 million for the three months ended March 31, 2012, consisted of $36.3 million of net income, net non-cash expenses of $20.7 million and $16.7 million of net cash provided as a result of changes in operating assets and liabilities during the three months ended March 31, 2012. The changes in operating assets and liabilities included a $10.7 million increase in accrued payroll and related liabilities, a $12.7 million decrease in prepaid income taxes partially offset by a $4.6 million increase in accounts receivable and a $2.9 million increase in inventory, prepaid expenses and other assets. The increase in accrued payroll and related liabilities and decrease in prepaid income taxes were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to an increase in net revenues.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended March 31,
Investing Cash Flows:	2013	2012	Change
Acquisition of independent animal hospitals and laboratories	$(6,756)	$(8,988)	$2,232	(1)
Acquisition of AVC		(48,817)	48,817
Acquisition of ThinkPets	—	(7,468)	7,468
Other	—	(199)	199
Total cash used for acquisitions	(6,756)	(65,472)	58,716
Property and equipment additions	(17,969)	(16,072)	(1,897)	(2)
Real estate acquired with acquisitions	(510)	—	(510)
Proceeds from sale of assets	177	36	141
Other	(115)	193	(308)
Net cash used in investing activities	$(25,173)	$(81,315)	$56,142
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended March 31,
Financing Cash Flows:	2013	2012	Change
Repayment of debt	$(8,733)	$(34,626)	$25,893	(1)
Proceeds from issuance of long-term debt	—	50,000	(50,000)	(2)
Proceeds from revolving credit facility	—	50,000	(50,000)	(3)
Repayment of revolving credit facility	—	(50,000)	50,000	(3)
Payment of financing costs	—	(101)	101
Distributions to noncontrolling interest partners	(1,197)	(719)	(478)
Purchase of noncontrolling interests	(5,032)	—	(5,032)	(4)
Proceeds from issuance of common stock under stock option plans	1,876	2,621	(745)
Excess tax benefit from exercise of stock options	62	187	(125)
Stock repurchases	(59)	(579)	520	(5)
Other	—	(151)	151
Net cash (used in) provided by financing activities	$(13,083)	$16,632	$(29,715)
____________________________

(1)
For the three months ended March 31, 2013, we paid $8.7 million in scheduled senior-term note principal and capital lease payments. For the three months ended March 31, 2012, we paid $25.9 million to pay off debt related to the acquisition of AVC. Additionally, we paid $8.7 million in scheduled senior-term note principal and capital lease payments.

(2)
The proceeds from issuance of long term debt for the three months ended March 31, 2012, included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement, used to fund the AVC acquisition.

(3)
For the three months ended March 31, 2012, we borrowed against our revolving credit facility to fund the AVC acquisition, which was subsequently repaid with the proceeds from the issuance of $50 million of new term loans, as mentioned above.

(4)	For the three months ended March 31, 2013, we purchased the noncontrolling interest in one of our animal hospitals.

(5)	The stock repurchases represent cash paid for income taxes on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of March 31, 2013, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At March 31, 2013, we had $584.5 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the adjusted Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.25% to 2.25% per annum, as set forth in the table in Note 7, Long-Term Obligations, of our 2012 Form 10-K. The senior term notes and the revolving credit facility mature in August 2016.

Other Debt and Capital Lease Obligations
At March 31, 2013, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $37.4 million, which are included in long-term debt in our condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller notes have various maturities through 2013 and various interest rates ranging from 9.0% to 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.9% to 14.6%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2013, we had borrowings of $584.5 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. If the adjusted Eurodollar rate increases or decreases 1% from March 31, 2013, the additional annual interest expense or savings will amount to $5.7 million. This represents a decrease of approximately $100,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2012 Annual Report on Form 10-K, due to scheduled debt amortization.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Transactions in Our Equity Securities

For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed. This table provides certain information with respect to our purchases of shares of our common stock during the year ended March 31, 2013:

		Weighted	Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares That
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased(1)	Per Share	Announced Plan	Under the Plan

February 1, 2013 to February 28, 2013	5,516	$22.56	—	$—
March 1, 2013 to March 31, 2013	421	$23.32	—	$—
	5,937	$22.61	—	$—
____________________________

(1)
This column reflects the surrender to us of shares of common stock to satisfy exercise price and minimum statutory tax withholding obligations in connection with the vesting of restricted stock and stock option awards issued to non-employee directors and employees.

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

10.1
Second Amendment to Corporate Headquarters Lease, effective as of January 16, 2013, by and between VCA Antech, Inc. and Werner Wolfen, Trustee of the Louis Glasier 1974 Revocable Trust, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz, and Judy Rosenberg (Landlords).

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2013.

Date:	May 10, 2013	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amendment to Corporate Headquarters Lease, effective as of January 16, 2013, by and between VCA Antech, Inc. and Werner Wolfen, Trustee of the Louis Glasier 1974 Revocable Trust, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz, and Judy Rosenberg (Landlords).

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