Form 10-Q
period 2013-06-30
VCA ANTECH INC
filed 2013-08-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 88,618,415 shares as of August 6, 2013.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
June 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$112,270	$68,435
Trade accounts receivable, less allowance for uncollectible accounts of $16,759 and $16,546 at June 30, 2013 and December 31, 2012, respectively	70,252	55,912
Inventory	51,374	51,456
Prepaid expenses and other	24,660	25,086
Deferred income taxes	26,130	22,579
Prepaid income taxes	8,185	20,061
Total current assets	292,871	243,529
Property and equipment, net	429,745	403,444
Goodwill	1,307,487	1,291,231
Other intangible assets, net	86,731	94,823
Notes receivable, net	3,625	6,080
Deferred financing costs, net	3,606	4,232
Other	51,434	48,241
Total assets	$2,175,499	$2,091,580
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$46,892	$39,002
Accounts payable	37,841	39,416
Accrued payroll and related liabilities	51,568	49,893
Other accrued liabilities	62,745	57,131
Total current liabilities	199,046	185,442
Long-term debt, less current portion	587,968	591,641
Deferred income taxes	82,508	75,846
Other liabilities	34,437	37,267
Total liabilities	903,959	890,196
Commitments and contingencies
Redeemable noncontrolling interests	11,111	6,991
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 88,605 and 88,372 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	89	88
Additional paid-in capital	394,304	390,359
Retained earnings	863,356	791,209
Accumulated other comprehensive (loss) income	(4,494)	1,847
Total VCA Antech, Inc. stockholders’ equity	1,253,255	1,183,503
Noncontrolling interests	7,174	10,890
Total equity	1,260,429	1,194,393
Total liabilities and equity	$2,175,499	$2,091,580

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$465,255	$438,372	$903,861	$847,837
Direct costs	350,961	337,765	692,644	653,851
Gross profit	114,294	100,607	211,217	193,986
Selling, general and administrative expense	39,023	38,997	78,869	78,048
Net (gain) loss on sale or disposal of assets	(430)	112	1,296	635
Operating income	75,701	61,498	131,052	115,303
Interest expense, net	5,658	4,364	9,965	8,451
Business combination adjustment gain	—	—	—	(5,719)
Other income	(18)	(148)	(27)	(355)
Income before provision for income taxes	70,061	57,282	121,114	112,926
Provision for income taxes	26,601	21,504	45,831	40,827
Net income	43,460	35,778	75,283	72,099
Net income attributable to noncontrolling interests	1,798	1,458	3,136	2,534
Net income attributable to VCA Antech, Inc	$41,662	$34,320	$72,147	$69,565
Basic earnings per share	$0.47	$0.39	$0.82	$0.80
Diluted earnings per share	$0.46	$0.39	$0.81	$0.79
Weighted-average shares outstanding for basic earnings per share	88,509	87,589	88,455	87,443
Weighted-average shares outstanding for diluted earnings per share	89,653	88,723	89,531	88,555

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income(1)	$43,460	$35,778	$75,283	$72,099
Other comprehensive income:
Foreign currency translation adjustments	(3,597)	(1,477)	(6,341)	(413)
Other comprehensive loss	(3,597)	(1,477)	(6,341)	(413)
Total comprehensive income	39,863	34,301	68,942	71,686
Comprehensive income attributable to noncontrolling interests(1)	1,798	1,458	3,136	2,534
Comprehensive income attributable to VCA Antech, Inc.	$38,065	$32,843	$65,806	$69,152
 ____________________________

(1)
Includes approximately $1.9 million and $1.3 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $463 and $839 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	69,565	—	1,232	70,797
Other comprehensive loss	—	—	—	—	(413)	—	(413)
Distribution to noncontrolling interests	—	—	—	—	—	(635)	(635)
Share-based compensation	—	—	7,767	—	—	—	7,767
Issuance of common stock under stock incentive plans	635	1	2,190	—	—	—	2,191
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	(163)	—	(2,805)	—	—	—	(2,805)
Excess tax benefit from stock options	—	—	248	—	—	—	248
Tax shortfall and other from stock options and awards	—	—	9	—	—	—	9
Balances, June 30, 2012	87,741	$88	$379,624	$815,223	$5	$10,671	$1,205,611

Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $928 and $992 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	72,147	—	1,216	73,363
Other comprehensive loss	—	—	—	—	(6,341)	—	(6,341)
Distribution to noncontrolling interests	—	—	—	—	—	(850)	(850)
Purchase of noncontrolling interests	—	—	(469)	—	—	(4,082)	(4,551)
Share-based compensation	—	—	7,419	—	—	—	7,419
Issuance of common stock under stock incentive plans	560	1	4,180	—	—	—	4,181
Stock repurchases	(327)	—	(7,956)	—	—	—	(7,956)
Excess tax benefit from stock options	—	—	771	—	—	—	771
Balances, June 30, 2013	88,605	$89	$394,304	$863,356	$(4,494)	$7,174	$1,260,429

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$75,283	$72,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,739	37,363
Amortization of debt issue costs	626	642
Provision for uncollectible accounts	3,364	2,551
Business combination adjustment gain	—	(5,719)
Net loss on sale or disposal of assets	1,296	635
Share-based compensation	7,419	7,767
Deferred income taxes	2,868	10,020
Excess tax benefit from exercise of stock options	(771)	(248)
Other	(384)	(528)
Changes in operating assets and liabilities:
Trade accounts receivable	(17,709)	(6,900)
Inventory, prepaid expense and other assets	(470)	(5,795)
Accounts payable and other accrued liabilities	4,329	(1,805)
Accrued payroll and related liabilities	1,886	1,102
Income taxes	12,595	(2,516)
Net cash provided by operating activities	128,071	108,668
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(21,835)	(75,828)
Real estate acquired in connection with business acquisitions	(510)	—
Property and equipment additions	(33,095)	(37,165)
Proceeds from sale of assets	595	78
Other	(1,042)	55
Net cash used in investing activities	(55,887)	(112,860)
Cash flows from financing activities:
Repayment of debt	(17,442)	(43,318)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from revolving credit facility	—	50,000
Repayment of revolving credit facility	—	(50,000)
Payment of financing costs	—	(122)
Distributions to noncontrolling interest partners	(2,234)	(1,631)
Purchase of noncontrolling interests	(5,030)	—
Proceeds from issuance of common stock under stock option plans	4,181	2,885
Excess tax benefit from exercise of stock options	771	248
Repurchase of common stock	(7,956)	(2,770)
Other	(99)	(656)
Net cash (used in) provided by financing activities	(27,809)	4,636
Effect of currency exchange rate changes on cash and cash equivalents	(540)	(28)
Increase in cash and cash equivalents	43,835	416
Cash and cash equivalents at beginning of period	68,435	63,651
Cash and cash equivalents at end of period	$112,270	$64,067

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Interest paid	$8,145	$7,788
Income taxes paid	$30,082	$32,685

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$26,473	$147,527
Fair value of pre-existing investment in AVC	—	(11,850)
Noncontrolling interest	(3,600)	(8,161)
Cash paid for acquisitions	(21,835)	(75,328)
Cash paid to debt holders	—	(25,915)
Issuance of common stock for acquisitions	—	(10,500)
Contingent consideration	(46)	—
Holdbacks	(460)	(1,525)
Liabilities assumed	$532	$14,248

Other noncash items:
Capital lease additions	$21,668	$—

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2013
(Unaudited)

1.	Nature of Operations
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals ("Animal Hospital"), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), and Vetstreet. Our operating segments are aggregated into two reportable segments "Animal Hospital" and "Laboratory". Our Medical Technology and Vetstreet operating segments are combined in our "All Other" category. See Footnote 9, "Lines of Business" within these notes to unaudited condensed, consolidated financial statements.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2013, we operated 605 animal hospitals throughout 41 states and three Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2013, we operated 56 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Vetstreet business provides several different services to the veterinary community including, online communications, professional education, marketing solutions and an ecommerce platform for independent animal hospitals.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. For further information, refer to our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2013 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2012
Goodwill	$1,177,348	$96,861	$137,833	$1,412,042
Accumulated impairment losses	—	—	(120,811)	(120,811)
Balance as of December 31, 2012, net	1,177,348	96,861	17,022	1,291,231
Goodwill acquired	20,971	8	—	20,979
Foreign translation adjustment	(4,778)	(34)	—	(4,812)
Other (1)	(335)	—	424	89
Balance as of June 30, 2013
Goodwill	1,193,206	96,835	138,257	1,428,298
Accumulated impairment losses	—	—	(120,811)	(120,811)
Balance as of June 30, 2013, net	$1,193,206	$96,835	$17,446	$1,307,487
 ____________________________

(1)	Other primarily includes measurement period adjustments and a write-off related to a sale of an animal hospital.
Other Intangible Assets
Our acquisition related amortizable intangible assets at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$104,775	$(37,830)	$66,945	$110,404	$(36,605)	$73,799
Covenants not-to-compete	10,502	(6,036)	4,466	12,707	(7,357)	5,350
Favorable lease assets	8,559	(4,157)	4,402	7,228	(3,866)	3,362
Trademarks	11,973	(3,557)	8,416	12,494	(3,001)	9,493
Contracts	956	(612)	344	956	(570)	386
Technology	6,588	(4,445)	2,143	6,588	(4,179)	2,409
Client lists	50	(35)	15	50	(26)	24
Total	$143,403	$(56,672)	$86,731	$150,427	$(55,604)	$94,823

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Aggregate amortization expense	$5,521	$5,342	$10,565	$10,218
The estimated amortization expense related to intangible assets for the remainder of 2013 and each of the succeeding years thereafter, as of June 30, 2013, is as follows (in thousands):

Remainder of 2013	$10,051
2014	18,537
2015	16,499
2016	13,474
2017	7,118
Thereafter	21,052
Total	$86,731

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
Animal Hospitals:	2013	2012
Animal Hospital acquisitions, excluding Associate Veterinary Clinics (1981) LTD ("AVC")	6	14
Acquisitions, merged	(1)	(3)
AVC acquisition	—	44
Sold, closed or merged	(9)	(4)
Total	(4)	51

Laboratories:
Acquisitions	1	—
Created	—	1
	1	1

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

4.	Acquisitions, continued
Animal Hospital and Laboratory Acquisitions, excluding AVC
The following table summarizes the aggregate consideration for our independent animal hospitals, excluding AVC, and one laboratory acquired during the six months ended June 30, 2013 and 2012, respectively, and the preliminary allocation of the acquisition price (in thousands):

	Six Months Ended June 30,
	2013	2012
Consideration:
Cash	$21,835	$19,193
Holdbacks	460	475
Earnout contingent consideration	46	—
Fair value of total consideration transferred	$22,341	$19,668

Allocation of the Purchase Price:
Tangible assets	$2,548	$780
Identifiable intangible assets	2,946	3,134
Goodwill (1)	20,979	15,754
Other liabilities assumed	(532)	—
	$25,941	$19,668
Noncontrolling interest	(3,600)	—
Total	$22,341	$19,668
____________________________

(1)     We expect that $20.2 million and $11.8 million of the goodwill recorded for these acquisitions, as of June 30, 2013 and 2012, respectively, will be deductible for income tax purposes.

The allocation of the purchase price is preliminary, because certain items have not been completed or finalized, including but not limited to, the valuation of tangible and intangible assets.

In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $510,000 for the six months ended June 30, 2013. There were no cash payments made for real estate for the six months ended June 30, 2012.
2012 AVC Investment
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

4.	Acquisitions, continued

The following table summarizes the total investment and the final allocation of the investment in AVC (in thousands):

Consideration:
Cash	$48,819
Cash paid to debt holders	25,915
Fair value of total consideration transferred, net of cash acquired	$74,734

Allocation of the Purchase Price:
Tangible assets	$11,694
Identifiable intangible assets (1)	25,170
Goodwill (2)	79,707
Other liabilities assumed	(21,826)
94,745
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,734
____________________________

(1)     Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for total identifiable intangible assets is approximately six years. This consists of amortization periods of five years for customer-related intangible assets, ten years for trademarks and three years for covenants-not-to-compete.

(2)     As of June 30, 2013, we expect that approximately $362,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
AVC is reported within our Animal Hospital reportable segment.
2012 ThinkPets, Inc ("ThinkPets")
On February 1, 2012, we acquired a 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. Subsequent to the acquisition, we merged the operations of ThinkPets with Vetstreet. Our condensed, consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012 reported within our "All Other" category in our segment disclosures.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

4.	Acquisitions, continued
The following table summarizes the total purchase price and the final allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred, net of cash acquired	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,093
Identifiable intangible assets (1)	7,221
Goodwill (2)	12,155
Other liabilities assumed	(2,451)
Total	$19,018
____________________________

(1)     Identifiable intangible assets include customer relationships, contracts and trademarks. The weighted average amortization period for total identifiable intangible assets is approximately eight years. This consist of amortization periods of nine years for customer-related intangible assets, four years for technology contracts and two years for trademarks.

(2)     As of June 30, 2013, we expect that approximately $821,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred revenue	$10,951	$10,811
Accrued health insurance	6,178	6,409
Deferred rent	4,349	3,604
Accrued other insurance	4,317	3,799
Miscellaneous accrued taxes(1)	4,162	3,485
Accrued workers' compensation	3,555	3,570
Holdbacks and earnouts	3,447	3,599
Customer deposits	3,170	3,140
Accrued consulting fees	2,943	3,114
Accrued lease payments	2,923	888
Other	16,750	14,712
	$62,745	$57,131
____________________________
(1)    Includes property, sales and use taxes.

6.	Fair Value Measurements
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
Long-Term Debt. The fair value of debt at June 30, 2013 and December 31, 2012 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

6.	Fair Value Measurements, continued

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$576,641	$576,641	$592,422	$592,422
At June 30, 2013, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.
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

7.	Share-Based Compensation
Stock Option Activity
A summary of our stock option activity for the six months ended June 30, 2013 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	2,181	$17.20
Exercised	(270)	$16.34
Expired	(36)	$30.70
Canceled	(23)	$16.16
Outstanding at June 30, 2013	1,852	$17.08
Exercisable at June 30, 2013	777	$16.84
Vested and expected to vest at June 30, 2013	1,825	$17.10
There were no stock options granted during the six months ended June 30, 2013. The aggregate intrinsic value of our stock options exercised during the three and six months ended June 30, 2013 was $1.3 million and $2.1 million, respectively and the actual tax benefit realized on options exercised during these periods was $513,000 and $833,000, respectively.
At June 30, 2013 there was $4.5 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 2.7 years.
The compensation cost charged against income, for stock options for the three months ended June 30, 2013 and 2012, was $490,000 and $269,000, respectively. The corresponding income tax benefit recognized was $192,000 and $105,000, for the three months ended June 30, 2013 and 2012, respectively.
The compensation cost charged against income, for stock options for the six months ended June 30, 2013 and 2012, was $1.1 million and $744,000, respectively. The corresponding income tax benefit recognized was $428,000 and $291,000, for the six months ended June 30, 2013 and 2012, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

7.    Share-Based Compensation, continued
Nonvested Stock Activity
During the three and six months ended June 30, 2013, 12,052 shares of nonvested common stock were granted to our directors representing their annual grant. Assuming continued service through each vesting date, these awards will vest in three equal annual installments beginning May 2014 to May 2016.
Total compensation cost charged against income related to nonvested stock awards was $2.4 million and $3.3 million, for the three months ended June 30, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $940,000 and $1.3 million, for the three months ended June 30, 2013 and 2012, respectively.
Total compensation cost charged against income related to nonvested stock awards was $5.0 million and $7.0 million, for the six months ended June 30, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $1.9 million and $2.7 million, for the six months ended June 30, 2013 and 2012, respectively.
At June 30, 2013, there was $13.9 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.5 years. A summary of our nonvested stock activity for the six months ended June 30, 2013 is as follows (in thousands, except per share amounts):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2012	1,451	$19.90
Granted	12	$24.89
Vested	(290)	$20.45
Forfeited/Canceled	—	$—
Outstanding at June 30, 2013	1,173	$19.82

Restricted Stock Unit Activity
During the six months ended June 30, 2013, no restricted stock units ("RSUs") were granted.
Total compensation cost charged against income related to RSU awards was $760,000 and $1.4 million for the three and six months ended June 30, 2013, respectively. The corresponding income tax benefit recognized in the income statement for the same periods were $297,000 and $533,000. There was no compensation cost charged against income and related income tax benefit for the three and six months ended June 30, 2012.
At June 30, 2013, there was $3.3 million of unrecognized compensation cost related to these RSUs, which will be recognized over a weighted-average period of 3.2 years.

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

8.    Calculation of Earnings per Share, continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to VCA Antech, Inc	$41,662	$34,320	$72,147	$69,565
Weighted-average common shares outstanding:
Basic	88,509	87,589	88,455	87,443
Effect of dilutive potential common shares:
Stock options	321	550	298	555
Nonvested shares and units	823	584	778	557
Diluted	89,653	88,723	89,531	88,555
Basic earnings per share	$0.47	$0.39	$0.82	$0.80
Diluted earnings per share	$0.46	$0.39	$0.81	$0.79

For the three months ended June 30, 2013 and 2012, potential common shares of 12,909 and 1,047,701, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
For the six months ended June 30, 2013 and 2012, potential common shares of 26,987 and 1,050,520 respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

9.	Lines of Business
Our business is divided into four operating segments: Animal Hospital, Laboratory, Medical Technology and Vetstreet. Our operating segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards.
Our reportable segments are aggregated into two reportable segments, "Animal Hospital" and "Laboratory". Our Animal Hospital reportable segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory reportable segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our Medical Technology and Vetstreet operating segments do not meet the quantitative requirements for separate reportable segments and are included in our "All Other" category. Our Medical Technology segment sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our Vetstreet segment provides online communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. We also operate a corporate office that provides general and administrative support services for our segments.
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

The following is a summary of certain financial data for each of our segments (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

9.    Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Three Months Ended June 30, 2013
External revenue	$365,205	$77,937	$22,113	$—	$—	$465,255
Intercompany revenue	—	13,293	5,359	—	(18,652)	—
Total revenue	365,205	91,230	27,472	—	(18,652)	465,255
Direct costs	305,092	46,004	18,049	—	(18,184)	350,961
Gross profit	60,113	45,226	9,423	—	(468)	114,294
Selling, general and administrative expense	8,720	7,965	8,041	14,297	—	39,023
Operating income (loss) before charges	51,393	37,261	1,382	(14,297)	(468)	75,271
Net (gain) loss on sale or disposal of assets	(160)	(1)	1	(270)	—	(430)
Operating income (loss)	$51,553	$37,262	$1,381	$(14,027)	$(468)	$75,701
Depreciation and amortization	$14,684	$2,590	$1,937	$735	$(446)	$19,500
Property and equipment additions	$11,326	$1,818	$1,039	$1,306	$(363)	$15,126
Three Months Ended June 30, 2012
External revenue	$342,282	$72,452	$23,638	$—	$—	$438,372
Intercompany revenue	—	14,168	3,780	—	(17,948)	—
Total revenue	342,282	86,620	27,418	—	(17,948)	438,372
Direct costs	292,902	44,324	17,624	—	(17,085)	337,765
Gross profit	49,380	42,296	9,794	—	(863)	100,607
Selling, general and administrative expense	7,995	7,510	9,029	14,463	—	38,997
Operating income (loss) before charges	41,385	34,786	765	(14,463)	(863)	61,610
Net (gain) loss on sale or disposal of assets	(112)	(7)	232	(1)	—	112
Operating income (loss)	$41,497	$34,793	$533	$(14,462)	$(863)	$61,498
Depreciation and amortization	$15,239	$2,521	$2,582	$804	$(345)	$20,801
Property and equipment additions	$15,297	$2,282	$1,048	$3,008	$(542)	$21,093

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

9.    Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Six Months Ended June 30, 2013
External revenue	$705,820	$151,576	$46,465	$—	$—	$903,861
Intercompany revenue	—	26,989	9,530	—	(36,519)	—
Total revenue	705,820	178,565	55,995	—	(36,519)	903,861
Direct costs	600,508	90,874	36,938	—	(35,676)	692,644
Gross profit	105,312	87,691	19,057	—	(843)	211,217
Selling, general and administrative expense	17,045	15,970	16,955	28,899	—	78,869
Operating income (loss) before charges	88,267	71,721	2,102	(28,899)	(843)	132,348
Net loss (gain) on sale or disposal of assets	1,569	(6)	3	(270)	—	1,296
Operating income (loss)	$86,698	$71,727	$2,099	$(28,629)	$(843)	$131,052
Depreciation and amortization	$28,071	$5,097	$3,902	$1,554	$(885)	$37,739
Property and equipment additions	$25,767	$3,736	$2,372	$1,946	$(726)	$33,095
Six Months Ended June 30, 2012
External revenue	$658,407	$144,423	$45,007	$—	$—	$847,837
Intercompany revenue	—	26,927	8,736	—	(35,663)	—
Total revenue	658,407	171,350	53,743	—	(35,663)	847,837
Direct costs	563,471	88,503	35,282	—	(33,405)	653,851
Gross profit	94,936	82,847	18,461	—	(2,258)	193,986
Selling, general and administrative expense	15,052	15,108	18,312	29,576	—	78,048
Operating income (loss) before charges	79,884	67,739	149	(29,576)	(2,258)	115,938
Net loss (gain) on sale or disposal of assets	393	(14)	240	16	—	635
Operating income (loss)	$79,491	$67,753	$(91)	$(29,592)	$(2,258)	$115,303
Depreciation and amortization	$26,583	$5,074	$4,845	$1,568	$(707)	$37,363
Property and equipment additions	$26,063	$3,349	$2,770	$5,991	$(1,008)	$37,165

At June 30, 2013
Total assets	$1,802,057	$252,070	$96,938	$54,368	$(29,934)	$2,175,499
At December 31, 2012
Total assets	$1,648,578	$244,551	$98,159	$127,963	$(27,671)	$2,091,580

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

10.	Commitments and Contingencies
We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is recorded based on fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. We recorded $1.5 million in earnout liabilities as of June 30, 2013 and December 31, 2012, which are included in other accrued liabilities in our consolidated balance sheets.

b.	Other Contingencies
On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, entitled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.
Additionally, on July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch against Antech Diagnostics, Inc., an indirect wholly-owned subsidiary of VCA, entitled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company hired by us to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions, and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal and rest periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.
We are vigorously investigating and defending these lawsuits. Because these lawsuits are in the initial stages, the financial impact to us, if any, cannot be estimated.
We have certain contingent liabilities resulting from other litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

11.	Income Taxes

The effective tax rates of income attributable to VCA for the three and six months ended June 30, 2013 were 39.0% and 38.8%, respectively, as compared to the three and six months ended June 30, 2012, of 38.5% and 37.0%, respectively. The increase in the effective rate for the six months ended June 30, 2013 was in part, due to a non-taxable gain of $5.7 million in the prior year related to the increase in value of our historic noncontrolling interest in AVC, realized upon the acquisition of the remaining equity interest.

12.	Noncontrolling Interests
We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our condensed, consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated income

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

12.    Noncontrolling Interests, continued
statements. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine).

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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our consolidated balance sheets(in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$3,111
Noncontrolling interest expense	$839
Redemption value change	26	865
Formation of noncontrolling interests		8,161
Distribution to noncontrolling interests		(554)
Currency translation adjustment		(324)
Balance as of June 30, 2012		$11,259

Balance as of December 31, 2012		$11,047
Noncontrolling interest expense	$992
Redemption value change	8	1,000
Purchase of noncontrolling interests		(658)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(976)
Currency translation adjustment		(498)
Balance as of June 30, 2013		$9,558

b.	Redeemable Noncontrolling Interests
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

12.    Noncontrolling Interests, continued

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$6,964
Noncontrolling interest expense	$446
Redemption value change	17	463
Distribution to noncontrolling interests		(442)
Balance as of June 30, 2012		$6,985

Balance as of December 31, 2012		$6,991
Noncontrolling interest expense	$551
Redemption value change	377	928
Formation of noncontrolling interests		3,600
Distribution to noncontrolling interests		(408)
Balance as of June 30, 2013		$11,111

13.	Recent Accounting Pronouncements

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2013
(Unaudited)

14.    Subsequent Events

On July 5, 2013, AVC acquired 90% of the shares of Groupe Veteri - Medic Inc. for approximately CDN $17.2 million, which includes contingent consideration. Groupe Veteri - Medic operates three animal hospitals in Montreal, Quebec. The acquisition expands AVC's presence within the Canadian market by increasing operations into a fourth province, Quebec.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 9, 2013, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after August 9, 2013 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2013, our animal hospital network consisted of 605 animal hospitals in 41 states and in three Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2013, our laboratory network consisted of 56 laboratories serving all 50 states and certain areas in Canada.

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
We believe the slow economic recovery continues to negatively impact our organic revenue growth and our profitability. Consumer spending habits, including spending for pet healthcare, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. These factors continue to impact consumer spending and may continue to cause levels of spending to remain depressed for the foreseeable future. Additionally, these factors may cause pet owners to elect to defer expensive treatment options or to forgo treatment for their pets altogether.

Executive Overview
During the three and six months ended June 30, 2013, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by our revenue from our acquisitions, as well as organic growth in our Animal Hospital, Laboratory and Medical Technology businesses. Our Animal Hospital same-store revenue increased 1.3% and 1.4% for the three and six months ended June 30, 2013, respectively, adjusted for two less business days for the six months ended June 30, 2013 when compared to the same period in 2012. Our Laboratory internal revenue increased 5.2% and 4.8% for the three and six months ended June 30, 2013, respectively, adjusted for one less billing day for the six months ended June 30, 2013, when compared to the same periods in 2012. Our Non-GAAP consolidated gross profit margin increased 70 basis points and 20 basis points for the three and six months ended June 30, 2013, primarily due to the continued focus on managing costs and improved margins on certain products in our Animal Hospital segment. Our Non-GAAP operating income for the three and six months ended June 30, 2013 increased 15.1%, on a 130 basis point increase in Non-GAAP operating margins and increased 12.8%, on a 80 basis point increase in Non-GAAP operating margins, respectively, as compared to the same periods in 2012. These increases were primarily due to improved results from both our animal hospital and laboratory businesses.
Share Repurchase Program
In April, our Board of Directors authorized a new share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II. Other Information of this report.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We currently anticipate that during the current year, we will acquire $50 million to $85 million of annualized Animal Hospital revenue. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012
Animal Hospitals:
Beginning of period	609	541
Acquisitions, excluding Associate Veterinary Clinics (1981) LTD ("AVC")	6	14
Acquisitions, merged	(1)	(3)
AVC acquisition	—	44
Sold, closed or merged	(9)	(4)
End of period	605	592

Laboratories:
Beginning of period	55	53
Acquired	1	—
Created	—	1
End of period	56	54
AVC Acquisition in 2012
On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million (approximately US $81 million) becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-

hour emergency care. This investment and planned additional investments in AVC facilitates our continued expansion in the Canadian market. At the time of the investment, AVC had annualized revenue of approximately CDN $95 million (approximately US $95 million). Our condensed, consolidated financial statements reflect the operating results of AVC since January 31, 2012, reported in our Animal Hospital reportable segment.
ThinkPets, Inc. ("ThinkPets") Acquisition in 2012
On February 1, 2012, we acquired a 100% interest in ThinkPets for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. Subsequent to the acquisition, we merged the operations of ThinkPets with Vetstreet. Our condensed, consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012, reported in our "All Other" category in our segment disclosures.

Recent Developments

On July 5, 2013, AVC acquired 90% of the shares of Groupe Veteri - Medic Inc. for approximately CDN $17.2 million, which includes contingent consideration. Groupe Veteri - Medic operates three animal hospitals in Montreal, Quebec. The acquisition expands AVC's presence within the Canadian market by increasing operations into a fourth province, Quebec.

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, capitalized software costs, income taxes, and self-insured liabilities can be found in our 2012 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2013. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At June 30, 2013, we had $1.3 billion of goodwill, accounting for 60% of our total assets. Our goodwill represents the excess of the cost of our acquired entities over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

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

Our Animal Hospital reporting unit's estimated fair value, which has a carrying value of approximately $1.2 billion of goodwill as of June 30, 2013, exceeded its carrying value by 13% during the 2012 testing. Negative changes in the undiscounted cash flows related to variables, such as revenue growth rates, margins, or the discount rate, could result in a decrease in the estimated fair value of our Animal Hospital reporting unit and could ultimately result in a substantial goodwill impairment charge. The performance of our Animal Hospital reporting unit, and in turn, the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 13, "Recent Accounting Pronouncements" to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP  gross profit and our Non-GAAP gross margin on both a consolidated basis and with respect to our Animal Hospital segment. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis and lastly our Non-GAAP net income and Non-GAAP diluted earnings per share. See “Results of Operations - Non-GAAP Financial Measures” below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Animal Hospital	78.5%	78.1%	78.1%	77.7%
Laboratory	19.6	19.8	19.8	20.2
All Other	5.9	6.2	6.2	6.3
Intercompany	(4.0)	(4.1)	(4.1)	(4.2)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	75.4	77.0	76.6	77.1
Gross profit	24.6	23.0	23.4	22.9
Selling, general and administrative expense	8.4	9.0	8.8	9.3
Net (gain) loss on sale of assets	(0.1)	—	0.1	—
Operating income	16.3	14.0	14.5	13.6
Interest expense, net	1.2	1.0	1.1	1.0
Business combination adjustment gain	—	—	—	(0.7)
Income before provision for income taxes	15.1	13.0	13.4	13.3
Provision for income taxes	5.7	4.9	5.1	4.8
Net income	9.4	8.1	8.3	8.5
Net income attributable to noncontrolling interests	0.4	0.3	0.3	0.3
Net income attributable to VCA Antech, Inc	9.0%	7.8%	8.0%	8.2%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012			2013		2012
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$365,205	78.5%	$342,282	78.1%	6.7%	$705,820	78.1%	$658,407	77.7%	7.2%
Laboratory	91,230	19.6%	86,620	19.8%	5.3%	178,565	19.8%	171,350	20.2%	4.2%
All Other	27,472	5.9%	27,418	6.2%	0.2%	55,995	6.2%	53,743	6.3%	4.2%
Intercompany	(18,652)	(4.0)%	(17,948)	(4.1)%	(3.9)%	(36,519)	(4.1)%	(35,663)	(4.2)%	(2.4)%
Total revenue	$465,255	100.0%	$438,372	100.0%	6.1%	$903,861	100.0%	$847,837	100.0%	6.6%

Consolidated revenue increased $26.9 million for the three months ended June 30, 2013, and $56.0 million for the six months ended June 30, 2013, as compared to the same periods in the prior year. The increases were primarily driven by revenue from acquisitions since the beginning of the comparable period in 2012, including animal hospitals and ThinkPets. Excluding the impact of acquisitions, revenue increased $8.2 million and $9.4 million for the three and six months ended June 30, 2013, respectively, primarily due to organic growth in our Laboratory, Animal Hospital and Medical Technology operating segments.

Gross Profit
The following table summarizes our gross profit and Non-GAAP consolidated gross profit in both dollars and as a percentage of applicable revenue or gross margin and Non-GAAP gross margin (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012			2013		2012
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$60,113	16.5%	$49,380	14.4%	21.7%	$105,312	14.9%	$94,936	14.4%	10.9%
Laboratory	45,226	49.6%	42,296	48.8%	6.9%	87,691	49.1%	82,847	48.3%	5.8%
All Other	9,423	34.3%	9,794	35.7%	(3.8)%	19,057	34.0%	18,461	34.4%	3.2%
Intercompany	(468)		(863)			(843)		(2,258)
Consolidated gross profit	$114,294	24.6%	$100,607	23.0%	13.6%	$211,217	23.4%	$193,986	22.9%	8.9%
Impact of rent expense adjustment	(1,396)		—			(1,396)		—
Impact of vacant property adjustment	—		—			2,046		—
Impact of depreciation expense adjustment	—		3,051			—		3,051
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$112,898	24.3%	$103,658	23.6%	8.9%	$211,867	23.4%	$197,037	23.2%	7.5%
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

Consolidated gross profit increased $13.7 million for the three months ended June 30, 2013 and $17.2 million for the six months ended June 30, 2013, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit for the three and six months ended June 30, 2013 increased $9.2 million and $14.8 million, respectively. These increases included $2.8 million and $4.8 million, for the three and six months ended June 30, 2013, respectively, related to acquisitions consummated since the beginning of the comparable period in 2012. The remainder of the increases were related to organic revenue growth and an increased gross profit margins at our Animal Hospital and Laboratory segments.
Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $22.9 million for the three months ended June 30, 2013 and $47.4 million for the six months ended June 30, 2013, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Same-store facilities:
Orders (1)	1,964	2,017	(2.6)%	3,458	3,549	(2.6)%
Average revenue per order (2)	$174.72	$167.90	4.1%	$176.37	$169.50	4.1%
Same-store revenue (1)	$343,062	$338,680	1.3%	$609,924	$601,643	1.4%
Business day adjustment (3)	—	—		—	6,416
Acquisitions	22,060	1,642		95,529	46,471
Closures	83	1,960		367	3,877
Net acquired revenue (4)	$22,143	$3,602		$95,896	$50,348
Total	$365,205	$342,282	6.7%	$705,820	$658,407	7.2%
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

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was April 1, 2012 for the three month analysis and January 1, 2012 for the six month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Contributing to the decline in our volume of same-store orders during both periods ended June 30, 2013 and June 30, 2012 is the continued negative impact of the current economic environment and the wide competing availability of many pet-related products traditionally sold in our animal hospitals, in retail stores, and other distribution channels such as the Internet.
Additionally, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. During the six months ended June 30, 2013, we experienced a decrease in the number of lower priced orders while higher priced orders remained relatively flat. We believe these results continue to be a consequence of the slow economic recovery and the impact of changes in our overall business environment on the mix of procedures performed.
Price increases as well as the aforementioned mix in year over year growth rates of low to high priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments typically are implemented in February of each year. However, in addition to the February adjustment, there was an extra price increase in November of 2012. This extra adjustment further impacted the year over year increase in average revenue per order for the six months ended June 30, 2013 when compared to the prior year comparable period.
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

The following table summarizes gross profit, gross margin, Non-GAAP consolidated gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Gross profit	$60,113	$49,380	21.7%	$105,312	$94,936	10.9%
Impact of rent expense adjustment	(1,396)	—		(1,396)	—
Impact of vacant property adjustment	—	—		2,046	—
Impact of depreciation expense adjustment	—	3,051		—	3,051
Non-GAAP gross profit(1)	$58,717	$52,431	12.0%	$105,962	$97,987	8.1%
Gross margin	16.5%	14.4%		14.9%	14.4%
Non-GAAP gross margin(1)	16.1%	15.3%		15.0%	14.9%

Same-store gross profit(2)	57,436	49,534	16.0%	94,377	87,442	7.9%
Impact of rent expense adjustment	(1,396)	—		(1,396)	—
Impact of vacant property adjustment	—	—		2,046	—
Impact of depreciation expense adjustment	—	3,051		—	3,051
Non-GAAP same-store gross profit(1)	$56,040	$52,585	6.6%	$95,027	$90,493	5.0%
Same-store gross margin	16.7%	14.6%		15.5%	14.5%
Non-GAAP same-store gross margin(1)	16.3%	15.5%		15.6%	15.0%
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

(2)	Same-store gross profit for the six months ended June 30, 2012 was adjusted to reflect one additional business day in 2012, as compared to 2013.
Our consolidated Animal Hospital gross profit increased $10.7 million and $10.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year. Excluding the Non-GAAP adjustments detailed in the table above, Non-GAAP gross profit increased $6.3 million and $8.0 million for the three and six months ended June 30, 2013, respectively, due to both increased gross profit at our animal hospitals owned at the beginning of the comparable period in 2012, which increased as a result of managing costs and from additional gross profit from acquired animal hospitals.
The increase in gross profit margins for the three and six months ended June 30, 2013 also reflects a continued focus on cost management and improved sales mix of certain products.

Over the last several years we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals have a lower gross margin at the time of acquisition than our same-store facilities.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenue	$91,230	$86,620	5.3%	$178,565	$171,350	4.2%
Gross profit	$45,226	$42,296	6.9%	$87,691	$82,847	5.8%
Gross margin	49.6%	48.8%		49.1%	48.3%
Laboratory revenue increased $4.6 million and $7.2 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in the prior year.
The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Internal growth:
Requisitions (1)	3,527	3,428	2.9%	6,739	6,587	2.3%
Average revenue per requisition (2)	$25.83	$25.27	2.2%	$26.47	$25.85	2.4%
Total internal revenue (1)	$91,114	$86,620	5.2%	$178,371	$170,250	4.8%
Billing-day adjustment (3)	—	—		—	1,100
Acquired revenue (4)	116	—		194	—
Total	$91,230	$86,620	5.3%	$178,565	$171,350	4.2%
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
The increase in Laboratory revenue for the three and six months ended June 30, 2013 was primarily due to an increase in average revenue per requisition and an increase in the number of requisitions. Historically, the increase in requisitions from internal growth has been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals.
The average revenue per requisition increased for the three and six months ended June 30, 2013, as compared to the prior periods, due to price increases in February 2013. The change in the average revenue per requisition was also impacted by changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

Our Laboratory gross margin increased to 49.6% and 49.1% for the three and six months ended June 30, 2013, as compared to 48.8% and 48.3% for the prior-year periods. The increase in gross margin was primarily due to operating leverage related to the increase in revenue, mentioned above, and a reduction in salaries. In addition, transportation costs, as a percentage of revenue, decreased due to stabilized fuel costs.

Intercompany Revenue
Laboratory revenue for the three and six months ended June 30, 2013, included intercompany revenue of $13.3 million and $27.0 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $14.2 million and $26.9 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.
Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012			2013		2012
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$8,720	2.4%	$7,995	2.3%	9.1%	$17,045	2.4%	$15,052	2.3%	13.2%
Laboratory	7,965	8.7%	7,510	8.7%	6.1%	15,970	8.9%	15,108	8.8%	5.7%
All Other	8,041	29.3%	9,029	32.9%	(10.9)%	16,955	30.3%	18,312	34.1%	(7.4)%
Corporate	14,297	3.1%	14,463	3.3%	(1.1)%	28,899	3.2%	29,576	3.5%	(2.3)%
Total SG&A	$39,023	8.4%	$38,997	9.0%	0.1%	$78,869	8.8%	$78,048	9.3%	1.1%
Consolidated SG&A increased $26,000 and $821,000 for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods. The increases in consolidated SG&A for the three and six months ended June 30, 2013 were due to the increase in compensation related costs incurred in the Animal Hospital and Laboratory segments, partially offset by the decrease in administrative expenses related to the acquisition of AVC and ThinkPets compared to the same periods in the prior year. Consolidated SG&A, as a percentage of consolidated revenue, decreased 60 basis points and 50 basis points for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to acquisition expenses related to AVC and ThinkPets in the prior year.
Operating Income
The following table summarizes our operating income and Non-GAAP operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012			2013		2012
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$51,553	14.1%	$41,497	12.1%	24.2%	$86,698	12.3%	$79,491	12.1%	9.1%
Laboratory	37,262	40.8%	34,793	40.2%	7.1%	71,727	40.2%	67,753	39.5%	5.9%
All Other	1,381	5.0%	533	1.9%	159.1%	2,099	3.7%	(91)	(0.2)%	2,406.6%
Corporate	(14,027)		(14,462)		3.0%	(28,629)		(29,592)		3.3%
Intercompany	(468)		(863)		45.8%	(843)		(2,258)		62.7%
Total GAAP operating income	$75,701	16.3%	$61,498	14.0%	23.1%	$131,052	14.5%	$115,303	13.6%	13.7%
Impact of rent expense adjustment	(1,396)					(1,396)
Impact of vacant property adjustment	—		—			3,804		—
Impact of depreciation expense adjustment	—		3,051			—		3,051
Non-GAAP operating income	$74,305	16.0%	$64,549	14.7%	15.1%	$133,460	14.8%	$118,354	14.0%	12.8%
Consolidated operating income increased by $14.2 million and $15.7 million during the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods. Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income increased $9.8 million and $15.1 million for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods. The remaining increases for the three and six months ended June 30, 2013 primarily relate to the improved results, mentioned above, in our animal hospital and laboratory businesses.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts, technology and client lists. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three and six months ended June 30, 2013, amortization expense was $5.6 million and $10.6 million, respectively. For the three and six months ended June 30, 2012, amortization expense was $5.3 million and $10.2 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense:
Senior term notes	$2,884	$3,103	$5,790	$6,276
Capital leases and other	850	1,054	2,251	1,849
Amortization of debt costs	313	321	627	642
Non-GAAP interest expense	4,047	4,478	8,668	8,767
Rent expense adjustment	1,401	—	1,401	—
Consolidated GAAP interest expense	5,448	4,478	10,069	8,767
Interest income	210	(114)	(104)	(316)
Total interest expense, net of interest income	$5,658	$4,364	$9,965	$8,451

The increase in net interest expense for the three and six months ended June 30, 2013 was primarily attributable to additional interest expense related to capital leases as a result of the immaterial correction of an error involving an operating lease that should have been accounted for as a capital lease. These increases were partially offset by a decrease in our senior term note interest expense primarily as a result of a lower effective LIBOR rate applied against a lower senior term note balance in comparison to the prior year.
Provision for Income Taxes
The effective rate for the six months ended June 30, 2013 and 2012 was 38.8% and 37.0%, respectively. The increase in the effective tax rate was primarily due to a non-taxable gain of $5.7 million related to the increase in value of our pre-acquisition noncontrolling interest in AVC, reducing the tax rate in the 2012 period.

Non-GAAP Financial Measures

We use Non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows our management to better understand our consolidated financial performance from period to period and in relationship to the operating results of our segments, as management does not believe that the excluded items are reflective of our underlying operating performance. We also believe that excluding certain items from our GAAP results allows our management to better project our future consolidated financial performance because our forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these Non-GAAP financial measures provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance, and enabling them to make more meaningful period to period comparisons.
The Non-GAAP financial measures presented in this report include Non-GAAP  gross profit and Non-GAAP gross margin, computed on a consolidated basis and for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis and lastly our Non-GAAP consolidated net income and Non-GAAP diluted earnings per share. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliation of each Non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended June 30, 2013 and June 30, 2012 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit, operating income and interest expense sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit, consolidated operating income to Non-GAAP operating income and consolidated interest expense to Non-GAAP interest expense.
Our Non-GAAP adjustments include the following:

•
Rent expense adjustment - We reclassified an operating lease to a capital lease and accordingly recorded a corresponding credit to rent expense. This adjustment had an immaterial impact on the consolidated income statement and to net income.

•
Vacant property adjustment - We vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to net realizable value.

•	Business combination adjustment gain - We recorded a step-acquisition gain on our 20% interest in AVC held at the time that we increased our investment in AVC.

•	Depreciation expense adjustment - We recorded additional depreciation expense related to our acquired capital leases.

•
Intangible asset amortization associated with acquisitions - Our GAAP net income includes amortization expense related to our acquired businesses. The amortization expense related to our acquired intangible assets can vary significantly dependent upon the amount and size of our acquisitions in each period; accordingly, we exclude amortization from our GAAP net income to provide investors with more comparable operating results.

The following table reconciles our GAAP net income to Non-GAAP net income and Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP Net income	$41,662	$34,320	$72,147	$69,565
Vacant property adjustments	—	—	3,804	—
Business combination adjustment gain	—	—	—	(5,719)
Depreciation expense adjustment	—	3,051	—	3,051
Tax benefit from above adjustments	—	(1,194)	(1,489)	(1,194)
Intangible asset amortization associated with acquisitions, net of tax	3,360	3,251	6,430	6,219
Non-GAAP net income	$45,022	$39,428	$80,892	$71,922
Non-GAAP diluted earnings per share	$0.50	$0.44	$0.90	$0.81
Shares used for computing adjusted diluted earnings per share	89,653	88,723	89,531	88,555

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
At June 30, 2013, our consolidated cash and cash equivalents totaled $112.3 million, representing an increase of $43.8 million, compared to December 31, 2012. Cash flows generated from operating activities totaled $128.1 million for the six months ended June 30, 2013, representing an increase of $19.4 million, compared to the six months ended June 30, 2012.
We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to continue to do so in the future. As of June 30, 2013, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.

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
For the year ended December 31, 2013, we expect to spend $50 million to $85 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit with our operations. During the quarter ended June 30, 2013, we spent $15.1 million in connection with the acquisition of 3 independent animal hospitals. In addition, we expect to spend approximately $90 million in 2013 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $33.1 million had been expended at June 30, 2013.
In April, our Board of Directors authorized a new share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Part II. Other Information of this report.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2013, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At June 30, 2013, we had a fixed-charge coverage ratio of 1.73 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“Pro Forma Earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for current cash taxes based on income. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At June 30, 2013, we had a leverage ratio of 1.97 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by Pro Forma Earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$128,071	$108,668
Investing activities	(55,887)	(112,860)
Financing activities	(27,809)	4,636
Effect of currency exchange rate changes on cash and cash equivalents	(540)	(28)
Increase in cash and cash equivalents	43,835	416
Cash and cash equivalents at beginning of period	68,435	63,651
Cash and cash equivalents at end of period	$112,270	$64,067
Cash Flows from Operating Activities
Net cash provided by operating activities increased $19.4 million for the six months ended June 30, 2013, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2013 included $75.3 million of net income, net non-cash expenses of $52.2 million and net cash provided as a result of changes in operating assets and liabilities of $0.6 million. The changes in operating assets and liabilities included a $12.6 million decrease in prepaid income taxes, a $4.3 million increase in accounts payable and accrued liabilities, a $1.9 million increase in accrued payroll and related liabilities, partially offset by a $17.7 million increase in accounts receivable. The increase in accounts payable, accrued liabilities, accrued payroll and related liabilities and decrease in prepaid income taxes were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to increases in second quarter 2013 net revenue compared to 2012.
Cash provided by operating activities of $108.7 million for the six months ended June 30, 2012, consisted of $72.1 million of net income, net non-cash expenses of $52.5 million and $15.9 million of net cash used as a result of changes in operating assets and liabilities during the six months ended June 30, 2012. The changes in operating assets and liabilities included a $6.9 million increase in accounts receivable, a $5.8 million increase in inventory, prepaid expenses and other assets, a $1.8 million decrease in accounts payable and accrued liabilities, a $2.5 million increase in prepaid income taxes, partially offset by a $1.1 million increase in accrued payroll and related liabilities. The increase in accounts receivable was primarily due to an increase in net revenue. The increase in inventory, prepaid expenses and other assets was a result of an increase in lease receivables upon entering into additional contracts with clients. The decrease in accounts payable and accrued liabilities, increase in prepaid income taxes and accrued payroll and related liabilities were all a result of timing of payment obligations.

Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended June 30,
Investing Cash Flows:	2013	2012	Change
Acquisition of independent animal hospitals and laboratories	$(20,743)	$(19,193)	$(1,550)	(1)
Acquisition of AVC	(1,092)	(48,891)	47,799
Acquisition of ThinkPets	—	(7,468)	7,468
Other	—	(276)	276
Total cash used for acquisitions	(21,835)	(75,828)	53,993
Property and equipment additions	(33,095)	(37,165)	4,070	(2)
Real estate acquired with acquisitions	(510)	—	(510)
Proceeds from sale of assets	595	78	517
Other	(1,042)	55	(1,097)
Net cash used in investing activities	$(55,887)	$(112,860)	$56,973
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended June 30,
Financing Cash Flows:	2013	2012	Change
Repayment of debt	$(17,442)	$(43,318)	$25,876	(1)
Proceeds from issuance of long-term debt	—	50,000	(50,000)	(2)
Proceeds from revolving credit facility	—	50,000	(50,000)	(3)
Repayment of revolving credit facility	—	(50,000)	50,000	(3)
Payment of financing costs	—	(122)	122
Distributions to noncontrolling interest partners	(2,234)	(1,631)	(603)
Purchase of noncontrolling interests	(5,030)	—	(5,030)	(4)
Proceeds from issuance of common stock under stock option plans	4,181	2,885	1,296
Excess tax benefit from exercise of stock options	771	248	523
Repurchase of common stock	(7,956)	(2,770)	(5,186)	(5)
Other	(99)	(656)	557
Net cash (used in) provided by financing activities	$(27,809)	$4,636	$(32,445)
____________________________

(1)
For the six months ended June 30, 2013, we paid $17.4 million in scheduled senior-term note principal and capital lease payments. For the six months ended June 30, 2012, we paid $25.9 million to pay off debt related to the acquisition of AVC, and $17.4 million in scheduled senior-term note principal and capital lease payments.

(2)
The proceeds from issuance of long term debt for the six months ended June 30, 2012, included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement, used to fund the AVC acquisition.

(3)
For the six months ended June 30, 2012, we borrowed against our revolving credit facility to fund the AVC acquisition, which was subsequently repaid with the proceeds from the issuance of $50 million of new term loans, as mentioned above.

(4)	For the six months ended June 30, 2013, we purchased the noncontrolling interest in one of our animal hospitals.

(5)
The cash paid for stock repurchases include both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of June 30, 2013, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At June 30, 2013, we had $576.6 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
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
Other Debt and Capital Lease Obligations
At June 30, 2013, we had seller notes secured by assets of certain animal hospitals and capital leases that totaled $58.2 million, which are included in long-term debt in our condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller note matures in 2013 and has an interest rate of 10.0%. Our capital leases have various maturities through 2030 and various interest rates ranging from 1.9% to 14.6%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
At June 30, 2013, we had borrowings of $576.6 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. If the adjusted Eurodollar rate increases or decreases 1% from June 30, 2013, the additional annual interest expense or savings will amount to $5.6 million. This represents a decrease of approximately $200,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2012 Annual Report on Form 10-K, due to scheduled debt amortization.

Foreign Currency Risk
Growth in our Canadian operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations that could impact our business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses which will be reflected in our consolidated income statement. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Transaction Exposure
We do not currently hedge our foreign currency exposure.

Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains and losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet under accumulated other comprehensive income (loss).

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
On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, entitled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.
Additionally, on July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch against Antech Diagnostics, Inc., an indirect wholly-owned subsidiary of VCA, entitled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company hired by us to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions, and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal and rest periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.
We are vigorously investigating and defending these lawsuits. Because these lawsuits are in the initial stages, the financial impact to us, if any, cannot be predicted.
In addition to the lawsuits described above, we are party to various legal proceedings arising in the ordinary course of its business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

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

The following table provides information on shares of our common stock we repurchased during the second quarter ended June 30, 2013:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

April 1, 2013 to April 30, 2013	7,367	$23.95	—	$125,000,000
May 1, 2013 to May 31, 2013	112,900	$24.75	112,900	$122,205,290
June 1, 2013 to June 30, 2013	200,303	$25.33	72,400	$120,342,648
	320,570	$25.09	185,300	$120,342,648

(1) Information is based on settlement dates of repurchase transactions.

(2) Consists of shares of our common stock, par value $0.001 per share. 185,300 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 135,270 shares of common stock surrendered to us by non-employee directors and employees to satisfy exercise price and minimum statutory tax withholding obligations in connection with the vesting of restricted stock and exercise of options. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

(3) The average price paid for shares repurchased under the Share Repurchase Program includes commissions paid.

(4) We have an ongoing authorization, since April 2013 from our Board of Directors to repurchase up to $125 million in shares of our common stock in open market purchases or negotiated transactions.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2013.

Date:	August 9, 2013	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document