Form 10-Q
period 2013-09-30
VCA ANTECH INC
filed 2013-11-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 88,749,756 shares as of November 4, 2013.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
September 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$153,174	$68,435
Trade accounts receivable, less allowance for uncollectible accounts of $17,420 and $16,546 at September 30, 2013 and December 31, 2012, respectively	60,770	55,912
Inventory	51,929	51,456
Prepaid expenses and other	25,115	25,086
Deferred income taxes	26,130	22,579
Prepaid income taxes	1,512	20,061
Total current assets	318,630	243,529
Property and equipment, net	445,392	403,444
Goodwill	1,320,952	1,291,231
Other intangible assets, net	90,139	94,823
Notes receivable, net	3,474	6,080
Deferred financing costs, net	3,295	4,232
Other	53,453	48,241
Total assets	$2,235,335	$2,091,580
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$51,232	$39,002
Accounts payable	37,797	39,416
Accrued payroll and related liabilities	62,323	49,893
Other accrued liabilities	63,814	57,131
Total current liabilities	215,166	185,442
Long-term debt, less current portion	581,145	591,641
Deferred income taxes	82,568	75,846
Other liabilities	35,947	37,267
Total liabilities	914,826	890,196
Commitments and contingencies
Redeemable noncontrolling interests	11,031	6,991
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 88,948 and 88,372 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	89	88
Additional paid-in capital	398,099	390,359
Retained earnings	904,003	791,209
Accumulated other comprehensive (loss) income	(1,861)	1,847
Total VCA Antech, Inc. stockholders’ equity	1,300,330	1,183,503
Noncontrolling interests	9,148	10,890
Total equity	1,309,478	1,194,393
Total liabilities and equity	$2,235,335	$2,091,580

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$464,055	$433,613	$1,367,916	$1,281,450
Direct costs	353,378	334,432	1,046,022	988,283
Gross profit	110,677	99,181	321,894	293,167
Selling, general and administrative expense	38,747	37,608	117,616	115,656
Net (gain) loss on sale or disposal of assets	(109)	387	1,187	1,022
Operating income	72,039	61,186	203,091	176,489
Interest expense, net	4,474	4,295	14,439	12,746
Business combination adjustment gain	—	—	—	(5,719)
Other income	(86)	(284)	(113)	(639)
Income before provision for income taxes	67,651	57,175	188,765	170,101
Provision for income taxes	25,740	21,533	71,571	62,360
Net income	41,911	35,642	117,194	107,741
Net income attributable to noncontrolling interests	1,264	1,605	4,400	4,139
Net income attributable to VCA Antech, Inc	$40,647	$34,037	$112,794	$103,602
Basic earnings per share	$0.46	$0.39	$1.27	$1.18
Diluted earnings per share	$0.45	$0.38	$1.26	$1.17
Weighted-average shares outstanding for basic earnings per share	88,834	87,773	88,583	87,554
Weighted-average shares outstanding for diluted earnings per share	89,845	88,654	89,659	88,589

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income(1)	$41,911	$35,642	$117,194	$107,741
Other comprehensive income:
Foreign currency translation adjustments	2,633	2,878	(3,708)	2,465
Other comprehensive loss	2,633	2,878	(3,708)	2,465
Total comprehensive income	44,544	38,520	113,486	110,206
Comprehensive income attributable to noncontrolling interests(1)	1,264	1,605	4,400	4,139
Comprehensive income attributable to VCA Antech, Inc.	$43,280	$36,915	$109,086	$106,067
 ____________________________

(1)
Includes approximately $2.6 million and $2.1 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $702 and $1,359 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	103,602	—	2,078	105,680
Other comprehensive income	—	—	—	—	2,465	—	2,465
Distribution to noncontrolling interests	—	—	—	—	—	(1,102)	(1,102)
Share-based compensation	—	—	10,466	—	—	—	10,466
Issuance of common stock under stock incentive plans	745	1	3,321	—	—	—	3,322
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	(185)	—	(3,933)	—	—	—	(3,933)
Excess tax benefit from stock options	—	—	358	—	—	—	358
Tax shortfall and other from stock options and awards	—	—	52	—	—	—	52
Balances, September 30, 2012	87,829	$88	$382,479	$849,260	$2,883	$11,050	$1,245,760

Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $1,152 and $1,475 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	112,794	—	1,773	114,567
Other comprehensive loss	—	—	—	—	(3,708)	—	(3,708)
Formation of noncontrolling interests	—	—	—	—	—	1,806	1,806
Distribution to noncontrolling interests	—	—	—	—	—	(1,175)	(1,175)
Purchase of noncontrolling interests	—	—	(976)	—	—	(4,309)	(5,285)
Share-based compensation	—	—	10,340	—	—	—	10,340
Issuance of common stock under stock incentive plans	1,313	1	15,110	—	—	—	15,111
Stock repurchases	(737)	—	(19,384)	—	—	—	(19,384)
Excess tax benefit from stock options	—	—	2,654	—	—	—	2,654
Tax benefit and other from stock options and awards	—	—	(4)	—	—	—	(4)
Other	—	—	—	—	—	163	163
Balances, September 30, 2013	88,948	$89	$398,099	$904,003	$(1,861)	$9,148	$1,309,478

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$117,194	$107,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,783	56,882
Amortization of debt issue costs	937	961
Provision for uncollectible accounts	5,380	4,437
Business combination adjustment gain	—	(5,719)
Net loss on disposal of assets	1,187	1,022
Share-based compensation	10,340	10,466
Deferred income taxes	2,868	14,119
Excess tax benefit from exercise of stock options	(2,654)	(358)
Other	(251)	(838)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,986)	(5,079)
Inventory, prepaid expense and other assets	(1,634)	(6,727)
Accounts payable and other accrued liabilities	4,941	3,161
Accrued payroll and related liabilities	11,408	10,007
Income taxes	21,492	(1,636)
Net cash provided by operating activities	219,005	188,439
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(39,640)	(108,031)
Real estate acquired in connection with business acquisitions	(1,208)	(1,602)
Property and equipment additions	(52,682)	(55,257)
Proceeds from sale of assets	905	112
Other	(1,738)	(1,583)
Net cash used in investing activities	(94,363)	(166,361)
Cash flows from financing activities:
Repayment of debt	(28,507)	(52,040)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from revolving credit facility	—	50,000
Repayment of revolving credit facility	—	(50,000)
Payment of financing costs	—	(122)
Distributions to noncontrolling interest partners	(3,324)	(2,802)
Purchase of noncontrolling interests	(5,727)	—
Proceeds from issuance of common stock under stock option plans	15,111	3,322
Excess tax benefit from exercise of stock options	2,654	358
Repurchase of common stock	(19,384)	(3,897)
Other	(160)	(1,273)
Net cash used in financing activities	(39,337)	(6,454)
Effect of currency exchange rate changes on cash and cash equivalents	(566)	386
Increase in cash and cash equivalents	84,739	16,010
Cash and cash equivalents at beginning of period	68,435	63,651
Cash and cash equivalents at end of period	$153,174	$79,661

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Interest paid	$9,487	$11,614
Income taxes paid	$47,305	$48,671

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$58,825	$187,515
Fair value of pre-existing investment in AVC	—	(11,850)
Noncontrolling interest	(5,406)	(8,161)
Cash paid for acquisitions	(39,640)	(108,031)
Cash paid to debt holders	(2,360)	(25,915)
Issuance of common stock for acquisitions	—	(10,500)
Contingent consideration	(1,120)	(934)
Holdbacks	(892)	(2,525)
Liabilities assumed	$9,407	$19,599

Other noncash items:
Capital lease additions	$21,668	$—

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2013
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
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2013, we operated 606 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2013, we operated 56 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Vetstreet business provides several different services to the veterinary community including, online communications, professional education, marketing solutions and a home delivery platform for independent animal hospitals.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. For further information, refer to our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

During the quarter ended September 30, 2013, we recorded a non-cash physical inventory adjustment in our Animal Hospital business segment, which resulted in a $2.8 million credit adjustment to direct costs.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2013 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2012
Goodwill	$1,177,348	$96,861	$137,833	$1,412,042
Accumulated impairment losses	—	—	(120,811)	(120,811)
Balance as of December 31, 2012, net	1,177,348	96,861	17,022	1,291,231
Goodwill acquired	32,549	8	—	32,557
Foreign translation adjustment	(2,836)	(22)	—	(2,858)
Other (1)	(421)	—	443	22
Balance as of September 30, 2013
Goodwill	1,206,640	96,847	138,276	1,441,763
Accumulated impairment losses	—	—	(120,811)	(120,811)
Balance as of September 30, 2013, net	$1,206,640	$96,847	$17,465	$1,320,952
 ____________________________

(1)	Other primarily includes measurement period adjustments and a write-off related to a sale of an animal hospital.
Other Intangible Assets
Our acquisition related amortizable intangible assets at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$113,573	$(41,637)	$71,936	$110,404	$(36,605)	$73,799
Covenants not-to-compete	9,873	(5,458)	4,415	12,707	(7,357)	5,350
Favorable lease assets	7,465	(4,252)	3,213	7,228	(3,866)	3,362
Trademarks	12,096	(3,865)	8,231	12,494	(3,001)	9,493
Contracts	956	(633)	323	956	(570)	386
Technology	4,901	(2,891)	2,010	6,588	(4,179)	2,409
Client lists	50	(39)	11	50	(26)	24
Total	$148,914	$(58,775)	$90,139	$150,427	$(55,604)	$94,823

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Aggregate amortization expense	$5,588	$6,612	$16,153	$16,830
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2013 and each of the succeeding years thereafter, as of September 30, 2013, is as follows (in thousands):

Remainder of 2013	$5,471
2014	20,613
2015	18,557
2016	15,520
2017	9,096
Thereafter	20,882
Total	$90,139

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
Animal Hospitals:	2013	2012
Animal Hospital acquisitions, excluding Associate Veterinary Clinics (1981) LTD ("AVC")	14	24
Acquisitions, merged	(2)	(4)
AVC acquisition	—	44
Sold, closed or merged	(15)	(4)
Net (decrease) increase	(3)	60

Laboratories:
Acquisitions	1	—
Created	—	2
Net increase	1	2

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

4.	Acquisitions, continued
Animal Hospital and Laboratory Acquisitions, excluding 2012 acquisition of AVC
The following table summarizes the aggregate consideration for our independent animal hospitals, excluding AVC, and one laboratory acquired during the nine months ended September 30, 2013 and 2012, respectively, and the preliminary allocation of the acquisition price (in thousands):

	Nine Months Ended September 30,
	2013	2012
Consideration:
Cash	$39,640	$51,744
Cash paid to debt holders	2,360	—
Holdbacks	892	1,475
Earnout contingent consideration	1,120	934
Fair value of total consideration transferred	$44,012	$54,153

Allocation of the Purchase Price:
Tangible assets	$13,494	$1,995
Identifiable intangible assets	12,774	9,184
Goodwill (1)	32,557	42,974
Other liabilities assumed	(9,407)	—
	$49,418	$54,153
Noncontrolling interest	(5,406)	—
Total	$44,012	$54,153
____________________________

(1)     We expect that $12.9 million and $40.0 million of the goodwill recorded for these acquisitions, as of September 30, 2013 and 2012, respectively, will be deductible for income tax purposes.

The allocation of the purchase price is preliminary, because certain items have not been completed or finalized, including but not limited to, the valuation of tangible and intangible assets.

In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $1.2 million for the nine months ended September 30, 2013. There were $1.6 million in cash payments made for real estate for the nine months ended September 30, 2012.
2012 AVC Investment
On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million (approximately US $81 million) becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care. This investment and additional investments in AVC facilitates our continued expansion in the Canadian market. At the time of the investment, AVC had annualized revenue of approximately CDN $95 million (approximately US $95 million). Our condensed, consolidated financial statements reflect the operating results of AVC since January 31, 2012.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

4.	Acquisitions, continued

The AVC investment accounting was finalized during the first quarter of 2013. The following table summarizes the total investment and the final allocation of the investment in AVC (in thousands):

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

(2)     As of September 30, 2013, we expect that approximately $362,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

4.	Acquisitions, continued
The ThinkPets acquisition accounting was finalized during the first quarter of 2013. The following table summarizes the total purchase price and the final allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred, net of cash acquired	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,093
Identifiable intangible assets (1)	7,221
Goodwill (2)	12,155
Other liabilities assumed	(2,451)
Total	$19,018
____________________________

(1)     Identifiable intangible assets include customer relationships, contracts and trademarks. The weighted average amortization period for total identifiable intangible assets is approximately eight years. This consists of amortization periods of nine years for customer-related intangible assets, four years for technology contracts and two years for trademarks.

(2)     As of September 30, 2013, we expect that approximately $821,000 of the goodwill recorded for this acquisition will be deductible for income tax purposes.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of September 30, 2013	As of December 31, 2012
Deferred revenue	$10,340	$10,811
Accrued health insurance	5,897	6,409
Deferred rent	4,294	3,604
Accrued other insurance	4,236	3,799
Miscellaneous accrued taxes(1)	4,090	3,485
Accrued workers' compensation	5,980	3,570
Holdbacks and earnouts	4,042	3,599
Customer deposits	2,872	3,140
Accrued consulting fees	2,943	3,114
Accrued lease payments	2,992	888
Other	16,128	14,712
	$63,814	$57,131
____________________________
(1)    Includes property, sales and use taxes.

6.Fair Value Measurements
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
Long-Term Debt. The fair value of debt at September 30, 2013 and December 31, 2012 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

6.	Fair Value Measurements, continued

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$568,750	$568,750	$592,422	$592,422
At September 30, 2013, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.
During the quarter ended December 31, 2012, Vetstreet's goodwill was written down to its implied fair value. Vetstreet's goodwill balance as of December 31, 2012 was $8.8 million. Additionally, during the quarter ended December 31, 2012, Vetstreet's long-lived assets were written down to their estimated fair value. Vetstreet's long-lived assets balance as of December 31, 2012 was $28.7 million.

7.	Share-Based Compensation
Stock Option Activity
A summary of our stock option activity for the nine months ended September 30, 2013 is as follows (in thousands):

	Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	2,181	$17.20
Exercised	(912)	$16.82
Expired	(36)	$30.70
Canceled	(24)	$16.21
Outstanding at September 30, 2013	1,209	$17.11
Exercisable at September 30, 2013	472	$16.69
Vested and expected to vest at September 30, 2013	1,191	$17.12
There were no stock options granted during the nine months ended September 30, 2013. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2013 was $7.5 million and $9.7 million, respectively and the actual tax benefit realized on options exercised during these periods was $3.0 million and $3.8 million, respectively.
At September 30, 2013 there was $4.1 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.
The compensation cost charged against income, for stock options for the three months ended September 30, 2013 and 2012, was $436,000 and $362,000, respectively. The corresponding income tax benefit recognized was $171,000 and $142,000, for the three months ended September 30, 2013 and 2012, respectively.
The compensation cost charged against income, for stock options for the nine months ended September 30, 2013 and 2012, was $1.5 million and $1.1 million, respectively. The corresponding income tax benefit recognized was $599,000 and $433,000, for the nine months ended September 30, 2013 and 2012, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

7.    Share-Based Compensation, continued
Nonvested Stock Activity
During the nine months ended September 30, 2013, 12,052 shares of nonvested common stock were granted to our directors representing their annual grant. Assuming continued service through each vesting date, these awards will vest in three equal annual installments beginning May 2014 to May 2016.
Total compensation cost charged against income related to nonvested stock awards was $1.8 million and $2.1 million, for the three months ended September 30, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $700,000 and $805,000, for the three months ended September 30, 2013 and 2012, respectively.
Total compensation cost charged against income related to nonvested stock awards was $6.7 million and $9.1 million, for the nine months ended September 30, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $2.6 million and $3.6 million, for the nine months ended September 30, 2013 and 2012, respectively.
At September 30, 2013, there was $12.1 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 2.3 years. A summary of our nonvested stock activity for the nine months ended September 30, 2013 is as follows (in thousands, except per share amounts):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2012	1,451	$19.90
Granted	12	$24.89
Vested	(362)	$20.25
Outstanding at September 30, 2013	1,101	$19.84

Restricted Stock Unit Activity
During the nine months ended September 30, 2013, we granted 292,478 performance based restricted stock units ("RSUs") to our executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during the performance periods, from October 1, 2013 through December 31, 2015, as set forth in the 2013 equity performance award agreements. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will vest in four equal annual installments beginning September 2014 through September 2017.
Total compensation cost charged against income related to RSU awards was $696,000 and $279,000 for the three months ended September 30, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $273,000 and $109,000, for the three months ended September 30, 2013 and 2012, respectively.
Total compensation cost charged against income related to RSU awards was $2.1 million and $279,000 for the nine months ended September 30, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $806,000 and$109,000, for the nine months ended September 30, 2013 and 2012, respectively.
At September 30, 2013, there was $10.7 million of unrecognized compensation cost related to these RSUs, which will be recognized over a weighted-average period of 3.7 years.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

8.Calculation of Earnings per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to VCA Antech, Inc	$40,647	$34,037	$112,794	$103,602
Weighted-average common shares outstanding:
Basic	88,834	87,773	88,583	87,554
Effect of dilutive potential common shares:
Stock options	310	461	318	523
Nonvested shares and units	701	420	758	512
Diluted	89,845	88,654	89,659	88,589
Basic earnings per share	$0.46	$0.39	$1.27	$1.18
Diluted earnings per share	$0.45	$0.38	$1.26	$1.17

There were no potential common shares that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2013. For the three months ended September 30, 2012, potential common shares of 1,220,547 were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
For the nine months ended September 30, 2013 and 2012, potential common shares of 23,538 and 1,100,645 respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

9.	Lines of Business, continued
The segment information presented below includes a reclassification to eliminate discounts on certain Laboratory contracts that were previously allocated to the All Other operating segment from Eliminations in the prior year financial data. These reclasses better represent the corresponding discounts and thus the operating results of our standalone entities. These changes in segment reporting only revised the presentation within the table below and did not impact our condensed consolidated financial statements for any period presented. The segment information for the three and nine months ended September 30, 2012 has been adjusted retrospectively to conform to the current period presentation.

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended September 30, 2013
External revenue	$368,868	$72,877	$21,482	$—	$828	$464,055
Intercompany revenue	—	13,583	5,980	—	(19,563)	—
Total revenue	368,868	86,460	27,462	—	(18,735)	464,055
Direct costs	308,029	45,650	17,456	—	(17,757)	353,378
Gross profit	60,839	40,810	10,006	—	(978)	110,677
Selling, general and administrative expense	8,678	7,921	7,618	14,530	—	38,747
Operating income (loss) before charges	52,161	32,889	2,388	(14,530)	(978)	71,930
Net (gain) loss on sale or disposal of assets	(110)	11	—	(10)	—	(109)
Operating income (loss)	$52,271	$32,878	$2,388	$(14,520)	$(978)	$72,039
Depreciation and amortization	$15,037	$2,554	$2,087	$816	$(450)	$20,044
Property and equipment additions	$15,915	$1,905	$872	$1,795	$(900)	$19,587
Three Months Ended September 30, 2012
External revenue	$342,840	$68,139	$21,970	$—	$664	$433,613
Intercompany revenue	—	13,147	6,130	—	(19,277)	—
Total revenue	342,840	81,286	28,100	—	(18,613)	433,613
Direct costs	288,588	44,109	19,217	—	(17,482)	334,432
Gross profit	54,252	37,177	8,883	—	(1,131)	99,181
Selling, general and administrative expense	7,745	7,285	8,764	13,814	—	37,608
Operating income (loss) before charges	46,507	29,892	119	(13,814)	(1,131)	61,573
Net (gain) loss on sale or disposal of assets	(77)	—	464	—	—	387
Operating income (loss)	$46,584	$29,892	$(345)	$(13,814)	$(1,131)	$61,186
Depreciation and amortization	$13,953	$2,544	$2,611	$806	$(395)	$19,519
Property and equipment additions	$14,069	$1,342	$1,660	$2,120	$(1,099)	$18,092

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

9.    Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Nine Months Ended September 30, 2013
External revenue	$1,074,688	$223,466	$67,339	$—	$2,423	$1,367,916
Intercompany revenue	—	41,559	16,118	—	(57,677)	—
Total revenue	1,074,688	265,025	83,457	—	(55,254)	1,367,916
Direct costs	908,537	136,524	54,394	—	(53,433)	1,046,022
Gross profit	166,151	128,501	29,063	—	(1,821)	321,894
Selling, general and administrative expense	25,723	23,891	24,573	43,429	—	117,616
Operating income (loss) before charges	140,428	104,610	4,490	(43,429)	(1,821)	204,278
Net loss (gain) on sale or disposal of assets	1,459	5	3	(280)	—	1,187
Operating income (loss)	$138,969	$104,605	$4,487	$(43,149)	$(1,821)	$203,091
Depreciation and amortization	$43,108	$7,651	$5,989	$2,370	$(1,335)	$57,783
Property and equipment additions	$41,682	$5,641	$3,244	$3,741	$(1,626)	$52,682
Nine Months Ended September 30, 2012
External revenue	$1,001,247	$212,562	$65,926	$—	$1,715	$1,281,450
Intercompany revenue	—	40,074	15,917	—	(55,991)	—
Total revenue	1,001,247	252,636	81,843	—	(54,276)	1,281,450
Direct costs	852,059	132,612	54,499	—	(50,887)	988,283
Gross profit	149,188	120,024	27,344	—	(3,389)	293,167
Selling, general and administrative expense	22,797	22,393	27,076	43,390	—	115,656
Operating income (loss) before charges	126,391	97,631	268	(43,390)	(3,389)	177,511
Net loss (gain) on sale or disposal of assets	316	(14)	704	16	—	1,022
Operating income (loss)	$126,075	$97,645	$(436)	$(43,406)	$(3,389)	$176,489
Depreciation and amortization	$40,536	$7,618	$7,456	$2,374	$(1,102)	$56,882
Property and equipment additions	$40,132	$4,691	$4,430	$8,111	$(2,107)	$55,257

At September 30, 2013
Total assets	$1,849,587	$252,179	$99,435	$63,803	$(29,669)	$2,235,335
At December 31, 2012
Total assets	$1,648,578	$244,551	$98,159	$127,963	$(27,671)	$2,091,580

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

10.	Commitments and Contingencies
We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $2.5 million and $1.5 million in earnout liabilities as of September 30, 2013 and December 31, 2012, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

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
We are vigorously defending these lawsuits. Because these lawsuits are in the initial stages, the financial impact to us, if any, cannot be estimated.
We have certain contingent liabilities resulting from other litigation and claims incident to the ordinary course of our business. We believe that the probable resolution of such contingencies will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

11.	Income Taxes

The effective tax rate of income attributable to VCA for the three and nine months ended September 30, 2013 was 38.8% as compared to the three and nine months ended September 30, 2012, of 38.7% and 37.6%, respectively. The increase in the effective rate for the nine months ended September 30, 2013 was in part, due to a non-taxable gain of $5.7 million in the prior year related to the increase in value of our historic noncontrolling interest in AVC, realized upon the acquisition of the remaining equity interest.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

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

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a multiple of revenue, both of which are used as an approximation of fair value. The formulas used to determine the redemption value use level 3 inputs and include an EBITDA multiple or a two-year revenue average calculation and a valuation multiple. We recognize changes in the obligation as interest cost in the condensed, consolidated statements of income.

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$3,111
Noncontrolling interest expense	$1,359
Redemption value change	117	1,476
Formation of noncontrolling interests		8,161
Distribution to noncontrolling interests		(1,009)
Currency translation adjustment		(56)
Balance as of September 30, 2012		$11,683

Balance as of December 31, 2012		$11,047
Noncontrolling interest expense	$1,475
Redemption value change	134	1,609
Purchase of noncontrolling interests		(658)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(1,437)
Currency translation adjustment		(145)
Balance as of September 30, 2013		$10,059

b.	Redeemable Noncontrolling Interests
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

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2013
(Unaudited)

12.    Noncontrolling Interests, continued

The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$6,964
Noncontrolling interest expense	$666
Redemption value change	36	702
Distribution to noncontrolling interests		(691)
Balance as of September 30, 2012		$6,975

Balance as of December 31, 2012		$6,991
Noncontrolling interest expense	$900
Redemption value change	252	1,152
Formation of noncontrolling interests		3,600
Distribution to noncontrolling interests		(712)
Balance as of September 30, 2013		$11,031

13.	Recent Accounting Pronouncements

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
September 30, 2013
(Unaudited)

13.	Recent Accounting Pronouncements, continued

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 8, 2013, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after November 8, 2013 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2013, our animal hospital network consisted of 606 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2013, our laboratory network consisted of 56 laboratories serving all 50 states and certain areas in Canada.

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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP  gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization on both a consolidated basis and with respect to our Animal Hospital segment. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization on a consolidated basis and lastly our Non-GAAP net income, Non-GAAP diluted earnings per share, Non-GAAP net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. See “Results of Operations - Non-GAAP Financial Measures” below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure. All references to Non-GAAP figures in the discussion that follows refer to Non-GAAP results excluding acquisition related amortization.
Executive Overview
During the three and nine months ended September 30, 2013, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital, Laboratory and Medical Technology businesses. Our Animal Hospital same-store revenue increased 1.1% and 1.2% for the three and nine months ended September 30, 2013, respectively, adjusted for one additional business day for the three months ended September 30, 2013 and one less business day for the nine months ended September 30, 2013 when compared to the same periods in 2012. Our Laboratory internal revenue increased 6.3% and 5.3% for the three and nine months ended September 30, 2013, respectively, adjusted for one less billing day for the nine months ended September 30, 2013, when compared to the same period in 2012. Our consolidated gross profit margin increased 90 basis points and 60 basis points for the three and nine months ended September 30, 2013, respectively. Our Non-GAAP consolidated gross profit margin increased 10 basis points for the three and nine months ended September 30, 2013, primarily due to the continued focus on managing costs. Our consolidated operating income for the three and nine months ended September 30, 2013 increased 17.7%, on a 140 basis point increase in consolidated operating margin and increased 15.1%, on a 100 basis point increase in consolidated operating margin, respectively, as compared to the same periods in 2012. Our Non-GAAP operating income for the three and nine months ended September 30, 2013 increased 10.4%, on a 50 basis point increase in Non-GAAP operating margin and increased 11.4%, on a 70 basis point increase in Non-GAAP operating margin, respectively, as compared to the same periods in 2012. These increases were primarily due to improved results from our Animal Hospital, Laboratory and Medical Technology businesses and from cost management at our Vetstreet business.
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
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We currently anticipate that during the current year, we will acquire $50 million to $65 million of annualized Animal Hospital revenue.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012
Animal Hospitals:
Beginning of period	609	541
Acquisitions, excluding Associate Veterinary Clinics (1981) LTD ("AVC")	14	24
Acquisitions, merged	(2)	(4)
AVC acquisition	—	44
Sold, closed or merged	(15)	(4)
End of period	606	601

Laboratories:
Beginning of period	55	53
Acquired	1	—
Created	—	2
End of period	56	55

2012 AVC Investment

On January 31, 2012, we increased our investment in AVC by approximately CDN $81 million (approximately US $81 million) becoming the sole non-veterinarian shareholder of AVC. At the time of the additional investment, AVC operated 44 animal hospitals in three Canadian provinces, offering services ranging from primary care, to specialty referral services and 24-hour emergency care. This investment and additional investments in AVC facilitates our continued expansion in the Canadian market. At the time of the investment, AVC had annualized revenue of approximately CDN $95 million (approximately US $95 million). Our condensed, consolidated financial statements reflect the operating results of AVC since January 31, 2012, reported in our Animal Hospital reportable segment.
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

Groupe Veteri - Medic Inc.

On July 5, 2013, AVC acquired 90% of the shares of Groupe Veteri - Medic Inc. for approximately CDN $17.2 million, which includes contingent consideration. Groupe Veteri - Medic operates three animal hospitals in Montreal, Quebec. The acquisition expands AVC's presence within the Canadian market by increasing operations into a fourth province, Quebec.

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, capitalized software costs, income taxes, and self-insured liabilities can be found in our 2012 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2013. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At September 30, 2013, we had $1.3 billion of goodwill, accounting for 59% of our total assets. Our goodwill represents the excess of the cost of our acquired entities over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

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

Our Animal Hospital reporting unit's estimated fair value, which has a carrying value of approximately $1.2 billion of goodwill as of September 30, 2013, exceeded its carrying value by 13% during the 2012 testing. Negative changes in the undiscounted cash flows related to variables, such as revenue growth rates, margins, or the discount rate, could result in a decrease in the estimated fair value of our Animal Hospital reporting unit and could ultimately result in a substantial goodwill impairment charge. The performance of our Animal Hospital reporting unit, and in turn, the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 13, "Recent Accounting Pronouncements" to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Animal Hospital	79.5%	79.1%	78.6%	78.1%
Laboratory	18.6	18.7	19.4	19.7
All Other	5.9	6.5	6.1	6.4
Intercompany	(4.0)	(4.3)	(4.1)	(4.2)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	76.2	77.1	76.5	77.1
Gross profit	23.8	22.9	23.5	22.9
Selling, general and administrative expense	8.3	8.7	8.6	9.0
Net loss on sale of assets	—	0.1	0.1	0.1
Operating income	15.5	14.1	14.8	13.8
Interest expense, net	0.9	1.0	1.0	0.9
Business combination adjustment gain	—	—	—	(0.4)
Other income	—	(0.1)	—	—
Income before provision for income taxes	14.6	13.2	13.8	13.3
Provision for income taxes	5.6	5.0	5.2	4.9
Net income	9.0	8.2	8.6	8.4
Net income attributable to noncontrolling interests	0.2	0.4	0.4	0.3
Net income attributable to VCA Antech, Inc	8.8%	7.8%	8.2%	8.1%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012			2013		2012
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$368,868	79.5%	$342,840	79.1%	7.6%	$1,074,688	78.6%	$1,001,247	78.1%	7.3%
Laboratory	86,460	18.6%	81,286	18.7%	6.4%	265,025	19.4%	252,636	19.7%	4.9%
All Other	27,462	5.9%	28,100	6.5%	(2.3)%	83,457	6.1%	81,843	6.4%	2.0%
Intercompany	(18,735)	(4.0)%	(18,613)	(4.3)%	(0.7)%	(55,254)	(4.1)%	(54,276)	(4.2)%	(1.8)%
Total revenue	$464,055	100.0%	$433,613	100.0%	7.0%	$1,367,916	100.0%	$1,281,450	100.0%	6.7%

Consolidated revenue increased $30.4 million for the three months ended September 30, 2013, and $86.5 million for the nine months ended September 30, 2013, as compared to the same periods in the prior year. The increases were primarily driven by revenue from acquisitions since the beginning of the comparable period in 2012, including animal hospitals and ThinkPets. Excluding the impact of acquisitions, revenue increased $8.1 million and $17.3 million for the three and nine months ended September 30, 2013, respectively, primarily due to organic growth in our Laboratory, Animal Hospital and Medical Technology operating segments.

Gross Profit
The following table summarizes our gross profit and Non-GAAP consolidated gross profit in both dollars and as a percentage of applicable revenue or gross margin and Non-GAAP gross margin (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012			2013		2012
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$60,839	16.5%	$54,252	15.8%	12.1%	$166,151	15.5%	$149,188	14.9%	11.4%
Laboratory	40,810	47.2%	37,177	45.7%	9.8%	128,501	48.5%	120,024	47.5%	7.1%
All Other	10,006	36.4%	8,883	31.6%	12.6%	29,063	34.8%	27,344	33.4%	6.3%
Intercompany	(978)		(1,131)			(1,821)		(3,389)
Consolidated gross profit	$110,677	23.8%	$99,181	22.9%	11.6%	$321,894	23.5%	$293,167	22.9%	9.8%
Impact of inventory adjustment	(2,808)		—			(2,808)		—
Impact of rent expense adjustment	—		—			(1,396)		—
Impact of vacant property adjustment	—		—			2,046		—
Impact of depreciation expense adjustment	—		—			—		3,051
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$107,869	23.2%	$99,181	22.9%	8.8%	$319,736	23.4%	$296,218	23.1%	7.9%
Intangible asset amortization associated with acquisitions	5,520		6,392			16,035		16,178
Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding amortization(1)	$113,389	24.4%	$105,573	24.3%	7.4%	$335,771	24.5%	$312,396	24.4%	7.5%
 ____________________________

(1)
Non-GAAP consolidated gross profit, Non-GAAP gross margin, Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated gross profit increased $11.5 million for the three months ended September 30, 2013 and $28.7 million for the nine months ended September 30, 2013, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit for the three and nine months ended September 30, 2013 increased $7.8 million and $23.4 million, respectively. These increases included $3.6 million and $8.1 million, for the three and nine months ended September 30, 2013, respectively, related to acquisitions consummated since the beginning of the comparable period in 2012. The remainder of the increases were related to organic revenue growth and an increased gross profit margins at our Animal Hospital and Laboratory segments and our Medical Technology business.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $26.0 million for the three months ended September 30, 2013 and $73.4 million for the nine months ended September 30, 2013, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Same-store facilities:
Orders (1)	1,986	2,023	(1.8)%	5,253	5,380	(2.4)%
Average revenue per order (2)	$171.23	$166.32	3.0%	$175.00	$168.77	3.7%
Same-store revenue (1)	$340,097	$336,416	1.1%	$919,255	$907,924	1.2%
Business day adjustment (3)	2,805	—		—	3,823
Foreign currency impact	(2,748)	—		(2,168)	—
Acquisitions	27,686	3,148		152,938	79,026
Closures	1,028	3,276		4,663	10,474
Net acquired revenue (4)	$28,714	$6,424		$157,601	$89,500
Total	$368,868	$342,840	7.6%	$1,074,688	$1,001,247	7.3%
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

(3)
The business day adjustments reflect the impact of one additional business day in the three months ended September 30 2013, as compared to the three months ended September 30, 2012 and one less business day in the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was July 1, 2012 for the three month analysis and January 1, 2012 for the nine month analysis. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Contributing to the decline in our volume of same-store orders during both periods ended September 30, 2013 and September 30, 2012 is the continued negative impact of the current economic environment and the wide availability of many pet-related products traditionally sold in our animal hospitals, in retail stores, and other distribution channels such as the Internet.
Additionally, our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels mentioned above and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. During the nine months ended September 30, 2013, we experienced a decrease in the number of lower priced orders while higher priced orders remained relatively flat. We believe these results are a consequence of the competitive environment and the impact of changes in our overall business environment on the mix of procedures performed.
Price increases as well as the aforementioned mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments typically are implemented in February of each year. However, in addition to the February adjustment, there was an extra price increase in November of 2012. This extra adjustment further impacted the year-over-year increase in average revenue per order for the nine months ended September 30, 2013 when compared to the prior year comparable period.

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

The following table summarizes gross profit, gross margin, Non-GAAP consolidated gross profit, Non-GAAP gross margin, Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Gross profit	$60,839	$54,252	12.1%	$166,151	$149,188	11.4%
Impact of inventory adjustment	(2,808)	—		(2,808)	—
Impact of rent expense adjustment	—	—		(1,396)	—
Impact of vacant property adjustment	—	—		2,046	—
Impact of depreciation expense adjustment	—	—		—	3,051
Non-GAAP gross profit(1)	$58,031	$54,252	7.0%	$163,993	$152,239	7.7%
Intangible asset amortization associated with acquisitions	4,368	4,363		12,415	10,661
Non-GAAP gross profit, excluding acquisition related amortization(1)	$62,399	$58,615	6.5%	$176,408	$162,900	8.3%
Gross margin	16.5%	15.8%		15.5%	14.9%
Non-GAAP gross margin(1)	15.7%	15.8%		15.3%	15.2%
Non-GAAP gross margin, excluding amortization(1)	16.9%	17.1%		16.4%	16.3%

Same-store gross profit(2)	58,090	54,116	7.3%	148,154	137,747	7.6%
Impact of inventory adjustment	(2,635)	—		(2,615)	—
Impact of rent expense adjustment	—	—		(1,396)	—
Impact of vacant property adjustment	—	—		1,662	—
Impact of depreciation expense adjustment	—	—		—	3,051
Non-GAAP same-store gross profit(1)	$55,455	$54,116	2.5%	$145,805	$140,798	3.6%
Intangible asset amortization associated with acquisitions	3,147	4,225		6,261	7,449
Non-GAAP same-store gross profit, excluding acquisition related amortization(1)	$58,602	$58,341	0.4%	$152,066	$148,247	2.6%
Same-store gross margin	17.1%	16.1%		16.1%	15.2%
Non-GAAP same-store gross margin(1)	16.3%	16.1%		15.9%	15.5%
Non-GAAP same-store gross margin, excluding acquisition related amortization(1)	17.2%	17.3%		16.5%	16.3%
____________________________

(1)
Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization and the same measures expressed on a same store basis, are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures”

below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

(2)
Same-store gross profit for the three months ended September 30, 2013 was adjusted to reflect one additional business day in 2013, as compared to 2012. Same-store gross profit for the nine months ended September 30, 2012 was adjusted to reflect one less business day in 2013, as compared to 2012.

Our consolidated Animal Hospital gross profit increased $6.6 million and $17.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year. Excluding the Non-GAAP adjustments detailed in the table above, Non-GAAP gross profit increased $3.8 million and $13.5 million for the three and nine months ended September 30, 2013, respectively, due to both increased gross profit at our animal hospitals owned at the beginning of the comparable period in 2012, which increased as a result of increased same-store revenue, managing costs and from additional gross profit from acquired animal hospitals.
The increase in gross profit margins for the three and nine months ended September 30, 2013 also reflects a continued focus on cost management and the improved sales mix of certain products.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue	$86,460	$81,286	6.4%	$265,025	$252,636	4.9%
Gross profit	$40,810	$37,177	9.8%	$128,501	$120,024	7.1%
Gross margin	47.2%	45.7%		48.5%	47.5%
Laboratory revenue increased $5.2 million and $12.4 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in the prior year.
The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Internal growth:
Requisitions (1)	3,226	3,147	2.5%	9,965	9,734	2.4%
Average revenue per requisition (2)	$26.78	$25.83	3.7%	$26.57	$25.84	2.8%
Total internal revenue (1)	$86,394	$81,286	6.3%	$264,765	$251,536	5.3%
Billing-day adjustment (3)	—	—		—	1,100
Acquired revenue (4)	66	—		260	—
Total	$86,460	$81,286	6.4%	$265,025	$252,636	4.9%
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
The increase in Laboratory revenue for the three and nine months ended September 30, 2013 was due to an increase in average revenue per requisition and an increase in the number of requisitions. Historically, the increase in requisitions from internal growth has been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases as well as the migration of certain tests to outside laboratories that have historically been performed in animal hospitals.
The average revenue per requisition increased for the three and nine months ended September 30, 2013, as compared to the prior periods, due to price increases in February 2013 and by changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 47.2% and 48.5% for the three and nine months ended September 30, 2013, respectively, as compared to 45.7% and 47.5% for the prior-year periods, respectively. The increase in gross margin was primarily due to operating leverage related to the increase in revenue mentioned above and a continued focus on managing personnel costs. In addition, transportation costs, as a percentage of revenue, decreased due to stabilized fuel costs.

Intercompany Revenue
Laboratory revenue for the three and nine months ended September 30, 2013, included intercompany revenue of $13.6 million and $41.6 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $13.1 million and $40.1 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative expense (“SG&A”) in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012			2013		2012
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$8,678	2.4%	$7,745	2.3%	12.0%	$25,723	2.4%	$22,797	2.3%	12.8%
Laboratory	7,921	9.2%	7,285	9.0%	8.7%	23,891	9.0%	22,393	8.9%	6.7%
All Other	7,618	27.7%	8,764	31.2%	(13.1)%	24,573	29.4%	27,076	33.1%	(9.2)%
Corporate	14,530	3.1%	13,814	3.2%	5.2%	43,429	3.2%	43,390	3.4%	0.1%
Total SG&A	$38,747	8.3%	$37,608	8.7%	3.0%	$117,616	8.6%	$115,656	9.0%	1.7%
Consolidated SG&A increased $1.1 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods. The increase in consolidated SG&A for the three and nine months ended September 30, 2013 was due to the increase in compensation related costs incurred in the Animal Hospital and Laboratory segments and at Corporate. Partially offsetting these increases were decreases in administrative expenses related to the acquisition of AVC and ThinkPets compared to the same periods in the prior year and decreased SG&A at our Vetstreet business due to cost controls. Consolidated SG&A, as a percentage of consolidated revenue, decreased 40 basis points for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods, primarily due to cost controls at our Vetstreet business and acquisition expenses related to AVC and ThinkPets in the prior year.

Operating Income
The following table summarizes our operating income and Non-GAAP operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013		2012			2013		2012
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$52,271	14.2%	$46,584	13.6%	12.2%	$138,969	12.9%	$126,075	12.6%	10.2%
Laboratory	32,878	38.0%	29,892	36.8%	10.0%	104,605	39.5%	97,645	38.7%	7.1%
All Other	2,388	8.7%	(345)	(1.2)%	792.2%	4,487	5.4%	(436)	(0.5)%	1,129.1%
Corporate	(14,520)		(13,814)		(5.1)%	(43,149)		(43,406)		0.6%
Intercompany	(978)		(1,131)		13.5%	(1,821)		(3,389)		46.3%
Total GAAP operating income	$72,039	15.5%	$61,186	14.1%	17.7%	$203,091	14.8%	$176,489	13.8%	15.1%
Impact of inventory adjustment	(2,808)		—			(2,808)		—
Impact of rent expense adjustment	—		—			(1,396)		—
Impact of vacant property adjustment	—		—			3,804		—
Impact of depreciation expense adjustment	—		—			—		3,051
Non-GAAP operating income(1)	$69,231	14.9%	$61,186	14.1%	13.1%	$202,691	14.8%	$179,540	14.0%	12.9%
Intangible asset amortization associated with acquisitions	5,588		6,612			16,153		16,830
Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization(1)	$74,819	16.1%	$67,798	15.6%	10.4%	$218,844	16.0%	$196,370	15.3%	11.4%
 ____________________________

(1)
Non-GAAP consolidated operating income, Non-GAAP operating margin, Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated operating income increased by $10.9 million and $26.6 million during the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods. Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income increased $7.0 million and $22.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods. The remaining increases for the three and nine months ended September 30, 2013 primarily relate to the improved results, mentioned above, in our Animal Hospital and Laboratory segments and the cost controls at our Vetstreet business.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts, technology and client lists. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three and nine months ended September 30, 2013, amortization expense was $5.6 million and $16.2 million, respectively. For the three and nine months ended September 30, 2012, amortization expense was $6.6 million and $16.8 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense:
Senior term notes	$2,863	$3,101	$8,653	$9,377
Capital leases and other	1,405	1,000	3,656	2,849
Amortization of debt costs	310	319	937	961
Non-GAAP interest expense	4,578	4,420	13,246	13,187
Rent expense adjustment	—	—	1,401	—
Consolidated GAAP interest expense	4,578	4,420	14,647	13,187
Interest income	(104)	(125)	(208)	(441)
Total interest expense, net of interest income	$4,474	$4,295	$14,439	$12,746
The increase in net interest expense for the three months ended September 30, 2013, as compared to the same period in the prior period, was primarily due to increased interest expense from capital leases, partially offset by a decrease in our senior term note interest expense. This decrease was primarily a result of a lower effective LIBOR rate applied against a lower senior term note balance, as compared to the prior year.
The increase in net interest expense for the nine months ended September 30, 2013, as compared to the same period in the prior period, was primarily attributable to additional interest expense related to capital leases. This increase was a result of the immaterial correction of an error involving an operating lease that should have been accounted for as a capital lease, partially offseting this increase was a decrease in our senior term note interest expense resulting from a lower effective LIBOR rate applied against a lower senior term note balance, in comparison to the prior year.
Provision for Income Taxes
The effective income tax rate for the nine months ended September 30, 2013 and 2012 was 38.8% and 37.6%, respectively. The increase in the effective tax rate was primarily due to a non-taxable gain of $5.7 million related to the increase in value of our pre-acquisition noncontrolling interest in AVC, reducing the tax rate in the 2012 period.

Non-GAAP Financial Measures

We use Non-GAAP financial measures to supplement the financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows our management to better understand our consolidated financial performance from period to period and in relationship to the operating results of our segments. We also believe that excluding certain items from our GAAP results allows our management to better project our future consolidated financial performance because our forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these Non-GAAP financial measures provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance, and enabling them to make more meaningful period to period comparisons.
The Non-GAAP financial measures presented in this report include Non-GAAP  gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization computed on a consolidated basis and for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization on a consolidated basis and lastly our Non-GAAP consolidated net income, Non-GAAP diluted earnings per share, Non-GAAP consolidated net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliation of each Non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended September 30, 2013 and September 30, 2012 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit, operating income and interest expense sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to Non-GAAP gross profit, excluding amortization, consolidated operating income to Non-GAAP operating income and to Non-GAAP operating income, excluding amortization and consolidated interest expense to Non-GAAP interest expense.
Our Non-GAAP adjustments include the following:

•	Inventory adjustment - We recorded a non-cash physical inventory adjustment in our Animal Hospital business segment, which resulted in a $2.8 million credit adjustment to direct costs.

•	Rent expense adjustment - We reclassified an operating lease to a capital lease and accordingly recorded a corresponding credit to rent expense.

•
Vacant property adjustment - We vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to net realizable value.

•	Business combination adjustment gain - We recorded a gain on our 20% interest in AVC held at the time that we increased our investment in AVC.

•	Depreciation expense adjustment - We recorded additional depreciation expense related to our acquired capital leases.

•
Intangible asset amortization associated with acquisitions - Our GAAP net income includes amortization expense related to intangible assets in our acquired businesses. The amortization expense related to our acquired intangible assets can vary significantly dependent upon the amount and size of our acquisitions in each period; accordingly, we exclude amortization from our GAAP net income to provide investors with more comparable operating results.

The following table reconciles our GAAP net income to Non-GAAP net income, Non-GAAP diluted earnings per share, and to Non-GAAP net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization for the adjustments mentioned above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP Net income	$40,647	$34,037	$112,794	$103,602
Inventory adjustment	(2,808)	—	(2,808)	—
Vacant property adjustment	—	—	3,804	—
Business combination adjustment gain	—	—	—	(5,719)
Depreciation expense adjustment	—	—	—	3,051
Tax benefit from above adjustments	1,099	—	(390)	(1,194)
Non-GAAP net income	38,938	34,037	113,400	99,740
Intangible asset amortization associated with acquisitions, net of tax	3,401	4,024	9,831	10,243
Non-GAAP net income, excluding acquisition related amortization	$42,339	$38,061	$123,231	$109,983
Non-GAAP diluted earnings per share	$0.43	$0.38	$1.26	$1.13
Non-GAAP diluted earnings per share, excluding acquisition related amortization	$0.47	$0.43	$1.37	$1.24
Shares used for computing adjusted diluted earnings per share	89,845	88,654	89,659	88,589

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
At September 30, 2013, our consolidated cash and cash equivalents totaled $153.2 million, representing an increase of $84.7 million, compared to December 31, 2012. Cash flows generated from operating activities totaled $219.0 million for the nine months ended September 30, 2013, representing an increase of $30.6 million, compared to the nine months ended September 30, 2012.
As of September 30, 2013, $20.3 million of the $153.2 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to continue to do so in the future. As of

September 30, 2013, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.

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
For the year ended December 31, 2013, we expect to spend $50 million to $65 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit with our operations. For the nine months ended September 30, 2013, we spent $39.6 million in connection with the acquisition of 14 independent animal hospitals. In addition, we expect to spend approximately $90 million in 2013 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $52.7 million had been expended at September 30, 2013.
In April, our Board of Directors authorized a share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time. Refer to Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Part II. Other Information of this report.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of September 30, 2013, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At September 30, 2013, we had a fixed-charge coverage ratio of 1.76 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed-charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro-forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“Pro-Forma Earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for current cash taxes based on income. Pro-Forma Earnings include 12 months of operating results for businesses acquired during the period.

At September 30, 2013, we had a leverage ratio of 1.89 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by Pro-Forma Earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$219,005	$188,439
Investing activities	(94,363)	(166,361)
Financing activities	(39,337)	(6,454)
Effect of currency exchange rate changes on cash and cash equivalents	(566)	386
Increase in cash and cash equivalents	84,739	16,010
Cash and cash equivalents at beginning of period	68,435	63,651
Cash and cash equivalents at end of period	$153,174	$79,661
Cash Flows from Operating Activities
Net cash provided by operating activities increased $30.6 million for the nine months ended September 30, 2013, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2013 included $117.2 million of net income, net non-cash expenses of $75.6 million and net cash provided as a result of changes in operating assets and liabilities of $26.2 million. The changes in operating assets and liabilities included a $21.5 million decrease in prepaid income taxes, a $5.0 million increase in accounts payable and accrued liabilities, a $11.4 million increase in accrued payroll and related liabilities, partially offset by a $10.0 million increase in accounts receivable. The increase in accounts payable, accrued liabilities, accrued payroll and related liabilities and decrease in prepaid income taxes were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to an increase in third quarter 2013 net revenue compared to 2012.
Net cash provided by operating activities of $188.4 million for the nine months ended September 30, 2012, consisted of $107.7 million of net income, net non-cash expenses of $81.0 million and $274,000 of net cash used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities included a $6.7 million increase in inventory, prepaid expenses and other assets, a $5.1 million increase in accounts receivable and a $1.6 million increase in prepaid income taxes, predominately offset by a $10.0 million increase in accrued payroll and related liabilities and a $3.1 million increase in accounts payable and accrued liabilities. The increase in inventory, prepaid expenses and other assets was primarily a result of an increase in lease receivables, as a result of entering into additional Laboratory service agreements. The increase in accounts receivable was primarily due to an increase in third quarter 2012 net revenue compared to 2011. The increase in prepaid income taxes, accrued payroll and related liabilities and the increase in accounts payable and accrued liabilities were each the result of the timing of payment obligations.

Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended September 30,
Investing Cash Flows:	2013	2012	Change
Acquisition of independent animal hospitals and laboratories	$(39,640)	$(51,744)	$12,104	(1)
Acquisition of AVC, net of cash acquired	—	(48,819)	48,819
Acquisition of ThinkPets, net of cash acquired	—	(7,468)	7,468
Total cash used for acquisitions	(39,640)	(108,031)	68,391
Property and equipment additions	(52,682)	(55,257)	2,575	(2)
Real estate acquired with acquisitions	(1,208)	(1,602)	394
Proceeds from sale of assets	905	112	793
Other	(1,738)	(1,583)	(155)
Net cash used in investing activities	$(94,363)	$(166,361)	$71,998
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and the expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended September 30,
Financing Cash Flows:	2013	2012	Change
Repayment of debt	$(28,507)	$(52,040)	$23,533	(1)
Proceeds from issuance of long-term debt	—	50,000	(50,000)	(2)
Proceeds from revolving credit facility	—	50,000	(50,000)	(3)
Repayment of revolving credit facility	—	(50,000)	50,000	(3)
Payment of financing costs	—	(122)	122
Distributions to noncontrolling interest partners	(3,324)	(2,802)	(522)
Purchase of noncontrolling interests	(5,727)	—	(5,727)	(4)
Proceeds from issuance of common stock under stock option plans	15,111	3,322	11,789
Excess tax benefit from exercise of stock options	2,654	358	2,296
Repurchase of common stock	(19,384)	(3,897)	(15,487)	(5)
Other	(160)	(1,273)	1,113
Net cash used in provided by financing activities	$(39,337)	$(6,454)	$(32,883)
____________________________

(1)
For the nine months ended September 30, 2013, we paid $2.4 million to fully pay off debt related to the acquisition of Groupe Veteri-Medic Inc., and we paid $26.1 million in scheduled senior-term note principal and capital lease payments. For the nine months ended September 30, 2012, we paid $25.9 million to fully pay off debt related to the acquisition of AVC, and $26.1 million in scheduled senior-term note principal and capital lease payments.

(2)
The proceeds from issuance of long term debt for the nine months ended September 30, 2012, included $50 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement, used to fund the AVC acquisition.

(3)
For the nine months ended September 30, 2012, we borrowed against our revolving credit facility to fund the AVC acquisition, which was subsequently repaid with the proceeds from the issuance of $50 million of new term loans, as mentioned above.

(4)	For the nine months ended September 30, 2013, we purchased the noncontrolling interest in one of our animal hospitals.

(5)
The cash paid for stock repurchases include both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of September 30, 2013, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At September 30, 2013, we had $568.8 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
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
Other Debt and Capital Lease Obligations
At September 30, 2013, we had a seller note secured by assets of a certain animal hospital and capital leases that totaled $63.6 million, which are included in long-term debt in the condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller note matures in 2013 and has an interest rate of 10.0%. Our capital leases have various maturities through 2042 and various interest rates ranging from 1.9% to 14.6%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
At September 30, 2013, we had borrowings of $568.8 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. If the adjusted Eurodollar rate increases or decreases 1% from September 30, 2013, the additional annual interest expense or savings will amount to $5.5 million. This represents a decrease of approximately $300,000 in both additional interest payments and interest savings, in comparison to our estimate included in Item 7A of our 2012 Annual Report on Form 10-K, due to scheduled debt amortization.

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

Translation Exposure
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing the consolidated balance sheet. These gains and losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet under accumulated other comprehensive income (loss).

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
We are vigorously defending these lawsuits. Because these lawsuits are in the initial stages, the financial impact to us, if any, cannot be predicted.
In addition to the lawsuits described above, we are party to various legal proceedings arising in the ordinary course of business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position or results of operations.

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

The following table provides information on shares of our common stock we repurchased during the third quarter ended September 30, 2013:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

July 1, 2013 to July 31, 2013	59,700	$25.93	59,700	$118,794,671
August 1, 2013 to August 31, 2013	125,322	$28.27	101,000	$115,940,152
September 1, 2013 to September 30, 2013	225,445	$28.06	207,400	$110,127,201
	410,467	$27.81	368,100	$110,127,201

(1) Information is based on settlement dates of repurchase transactions.

(2) Consists of shares of our common stock, par value $0.001 per share. Of these shares, 368,100 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 42,367 shares of common stock surrendered to us by employees to satisfy exercise price and minimum statutory tax withholding obligations in connection with the vesting of restricted stock and exercise of options. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

(3) The average price paid for shares repurchased under the Share Repurchase Program excludes commissions paid.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2013.

Date:	November 8, 2013	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document