Form 10-K
period 2013-12-31
VCA ANTECH INC
filed 2014-02-28
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]        No  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [ ]        No  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]        No  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]        No  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]
No  [X]
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2013, was approximately $2.2 billion, computed by reference to the price of $26.09 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2013 was 84,962,481 shares.
Total common stock outstanding at February 24, 2014 was 88,248,976 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

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

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 3,000 veterinarians and had approximately 8.3 million patient visits in 2013. Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 16,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations. Our medical technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, and provides consulting and mobile imaging services. Our communication and marketing solutions business provides services to veterinary practices, pharmaceutical manufacturers, and the pet owning community. Our services to veterinary practices include subscriptions to our Pro Pet Portals. The Pro Pet Portal provides an online platform for the veterinarian to offer secure individualized portals for pet owners as well as practice websites that are branded to the individual veterinary clinic. We also sell appointment reminder notices that are sent to pet owners on behalf of their clinics. Our services to manufacturers predominately involve targeted marketing programs to animal hospitals whom are subscribers to our Pro Pet Portal.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and has since established a position in the animal healthcare industry through both internal growth and by acquisitions. By our twentieth anniversary in 2006, we operated a total of 379 animal hospitals, 33 laboratories, and a supplier of digital radiography and ultrasound imaging equipment. Subsequent to 2006, our company continued to grow by adding, additional laboratories, independent animal hospitals, animal hospital chains and other ancillary businesses, the following of which were noteworthy:

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

•
On August 9, 2011, we acquired Vetstreet, Inc., formerly known as MediMedia Animal Health, LLC (“Vetstreet”), the nation’s largest provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expanded the breadth of our product offerings to the veterinary community.

•
On January 31, 2012 we expanded our operations into Canada with an increased investment in Associate Veterinary Clinics (1984) Limited ("AVC"), which operated 44 hospitals in three Canadian provinces as of the acquisition date.

Industry Overview

According to American Pet Products Association, Inc’s. (“APPA”) 2013-2014 APPA National Pet Owners Survey, the United States population of companion animals is approximately 208 million, including about 179 million dogs and cats. APPA estimates that approximately $32 billion was spent in the United States on pets in 2013 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with approximately 83 million, or 68%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 57 million households owned at least one dog and 45 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2013, over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 53,000 veterinarians practicing at the end of 2013. We have estimated that there are over 26,000 companion animal hospitals operating at the end of 2013. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our Animal Hospital, Laboratory, Medical Technology and Vetstreet operating segments. Key elements to our strategy include:

•
Capitalizing on our Leading Market Position to Generate Revenue Growth.    Our leading market position in the animal hospital, veterinary laboratory and the online communications markets positions us to capitalize on favorable growth trends in the animal healthcare industry. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. Our Medical Technology business seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies. In our Vetstreet business, we seek to generate revenue growth by providing integrated animal healthcare online and offline educational products, communication products and customized solutions for pharmaceutical manufacturers and veterinary professionals seeking to influence pet owner behavior in a medically appropriate way. By providing pet owners the basic knowledge they need to get more attuned to their pets' health, providing them authoritative pet health information and encouraging them to create and maintain a close relationship with the veterinarian of their choice, veterinary practice revenues should benefit.

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

Business Segments

We report our results of operations through two reportable segments: Animal Hospital and Laboratory. Our Vetstreet and Medical Technology operating segments do not meet the materiality requirements to be presented as separate reportable segments. Accordingly, they are grouped into an “All Other” category.

Information regarding revenue and operating income, attributable to each of our reportable segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 15, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2013, we operated or managed 609 animal hospitals serving 41 states and four Canadian provinces. Our Animal Hospital revenue accounted for 79%, 78% and 77% of total consolidated revenue in 2013, 2012 and 2011, respectively.

Services

In addition to general medical and surgical services, we offer specialized treatments for companion animals, including advanced diagnostic services, internal medicine, oncology, neurology, endocrinology, ophthalmology, dermatology and cardiology. We also provide pharmaceutical products for use in the delivery of treatments by our veterinarians and pet owners. Many of our animal hospitals offer additional services, including grooming, bathing and boarding. We also sell specialty pet products at our animal hospitals, including pet food, vitamins, therapeutic shampoos and conditioners, flea collars and sprays, and other accessory products.

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

As of December 31, 2013, our network of freestanding, full-service animal hospitals had facilities located in the following states and four Canadian provinces:

California	108	Nevada	7
Texas*	48	Hawaii	6
Washington*	33	Minnesota*	6
New York*	30	Alaska	5
Florida	29	New Mexico	5
Massachusetts	27	Delaware	4
Pennsylvania	26	New Hampshire*	4
Illinois	19	South Carolina	4
Virginia	18	Wisconsin	4
Georgia	18	Missouri	3
Colorado	18	Rhode Island*	3
Connecticut	15	Tennessee	3
Arizona	14	Kansas*	2
New Jersey*	13	Kentucky	2
Indiana	12	Louisiana*	2
Ohio	12	Nebraska*	2
Oregon*	12	Vermont	2
Maryland	12	Alabama*	1
Michigan*	11	Utah	1
North Carolina*	8	West Virginia*	1
Oklahoma	7

Alberta, Canada*	22
British Columbia, Canada*	8
Ontario, Canada*	18
Quebec, Canada*	4

*
States and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states/provinces we do not own the veterinary practices or provide veterinary care but provide management and other administrative services to the independently owned veterinary practices.

Marketing

We direct our marketing efforts toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients to our network of hospitals through online and offline initiatives. We inform and educate our clients about pet wellness and quality care through mailings of HealthyPet Magazine, which focuses on pet care and wellness. We also market through targeted demographic mailings regarding specific pet health issues and collateral health material made available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as early disease detection exams, vaccinations, dental screening and geriatric care. We also have expanded our online capabilities both internally and through Vetstreet. Our internal efforts involve offering increased convenience for our clients to book appointments or find detailed health related materials on our hospital websites. We also enter into referral arrangements with local pet shops, humane societies and veterinarians to increase our client base. We seek to obtain referrals from veterinarians by promoting our specialized diagnostic and treatment capabilities to veterinarians and veterinary practices that cannot offer their clients these services. Through Vetstreet, we provide robust health and wellness information to the pet owning community in order to attract additional clients to both VCA and non-VCA hospitals.

Personnel

Our animal hospitals generally employ a staff of between 20 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, and a hospital manager who supervises the day-to-day activities of the facility.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 28 of our facilities, which train over 150 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 16% of total consolidated revenue in both 2013 and 2012 and 18% in 2011. We service a diverse customer base of over 16,000 clients including animal hospitals we operate, which accounted for 16% of total Laboratory revenue in both 2013 and 2012 and 14% in 2011.

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

Laboratory Network

At December 31, 2013, we operated 56 veterinary diagnostic laboratories. Our laboratory network includes:

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

We connect our laboratories to our customers with what we believe is the industry’s largest transportation network, picking up requisitions daily through an extensive network of independent drivers and couriers. Customers outside our transportation network use FedEx to send specimens to our laboratory just outside of Memphis, Tennessee, which permits rapid and cost-efficient testing because of the proximity to the primary sorting facility of FedEx.

In 2013, we derived approximately 86% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

We actively recruit qualified personnel and are committed to supporting continuing education for our professional staff. We have internal training programs for routine testing procedures to improve the skill level of our technicians and to improve the overall capacity of our existing staff. We sponsor various residents and certain other educational programs. These programs serve to build awareness of our company with students, who may seek employment with our company following graduation.

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

Our Vetstreet business operates in the online communication, professional education and marketing business within the animal healthcare industry. We believe that the primary factors influencing a customer's selection of a company which provides services such as Vetstreet to be price, breadth of product offerings and ease of integration with existing systems. The competitive landscape in this business changed during 2012. Five competitors have launched pet portal product offerings similar to Vetstreet's. We consider three of the five to be direct competitors. Vetstreet’s main competition in this space is IDEXX, Demand Force, and ePet Health.

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

At December 31, 2013, we provided management and administrative services to 176 animal hospitals in 15 states, and 52 animal hospitals in four Canadian provinces. In some cases, in addition to providing management and administrative services we may lease the veterinary facility and equipment to the veterinary practice. We consolidate these veterinary practices for financial reporting purposes. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that jurisdiction.

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

Employees

At December 31, 2013 we employed or managed on behalf of the professional corporations to which we provide services approximately 11,100 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

The frequency of visits to our animal hospitals has declined and may continue to decline. We believe that the frequency of visits is impacted by consumer spending habits, which are affected by a number of factors, including among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The United States and Canadian economies have undergone and may continue to experience significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on the demand for our services. In addition, economic concerns may cause some pet owners to elect to skip or defer visits to veterinary hospitals, affect their willingness to approve certain diagnostic tests, comply with a treatment plan, forgo expensive treatment options, defer treatment for their pets altogether or even own a pet. Additionally, the frequency of visits to our animal hospitals and the number of diagnostic tests performed by our laboratories may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may also decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, many pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet, resulting in a decline in demand for these products at our animal hospitals. All of the foregoing may result in a decrease in sales of our products and services, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The significant competition in the companion animal healthcare industry could result in a decrease in our prices, an increase in our acquisition costs, a loss of market share and could materially affect our revenue and profitability.

The companion animal healthcare industry is highly competitive with few barriers to entry. To compete successfully, we may be required to reduce prices, increase our acquisition and operating costs or take other measures that could have a material adverse effect on our financial condition, results of operations, margins and cash flow. In addition, if we are unable to compete successfully, we may lose market share.

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

Some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals; this may cause us to reduce prices to remain competitive. Reducing prices may have a material adverse effect on our Animal Hospital revenue, alternatively not reducing prices may cause us to lose market share.

We compete with clinical laboratory companies in the same markets we service. These companies have acquired additional laboratories in the markets in which we operate and may continue their expansion, and aggressively “bundle” their products and services to compete with us. Increased competition may materially adversely affect our Laboratory revenue and margins. Several other national companies develop and sell on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests. Growth of the on-site diagnostic testing market may have a material adverse effect on our Laboratory revenue.

Our medical technology business is a leader in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens, Philips and Canon. The success of our medical technology business, in part, is due to its focus on the veterinary market, which allows it to differentiate its products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our revenues and operating margins from this business could decline.

If we are unable to effectively execute our growth strategy, we may not achieve our desired economies of scale and our profitability may decline.

Our success depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we cannot implement or effectively execute on this strategy, our results of operations will be materially adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate occurring in the future. We experienced a decline in same-store revenue growth in our animal hospitals for ten consecutive quarters, which ended in the second quarter of 2011. Our Laboratory growth had also been affected and became negative during certain quarters of the three year period ending December 31, 2010. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 3.2% and growth of 1.2% for 2009 through 2013. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 0% and 5.3% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

Due to the fixed cost nature of our business, fluctuations in our revenue could adversely affect our gross profit, operating income and margins.

A substantial portion of our expense, particularly rent and personnel costs, are fixed and are based in part on expectations of revenue. We may be unable to reduce spending in a timely manner to compensate for any significant fluctuations in our revenue. Accordingly, shortfalls in revenue may materially adversely affect our gross profit, operating income and margins.

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

Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2013, we acquired 20 animal hospitals and one laboratory. In 2012, we acquired 79 animal hospitals, including 44 with the acquisition of AVC, one laboratory and ThinkPets. In 2011, we acquired 27 animal hospitals, including nine with the acquisition of BrightHeart, one laboratory and Vetstreet. We expect to continue our animal hospital acquisition program and, if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and materially adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.

We may be unable to adequately protect our customers’ privacy or we may fail to comply with privacy laws.

The protection of customer, employee and company data is critical and the regulatory environment surrounding information security, storage, use, processing, disclosure and privacy is demanding, with the frequent imposition of new and changing requirements. In addition, our customers expect that we will adequately protect their personal information. Any actual or perceived significant breakdown, intrusion, interruption, cyber-attack or corruption of customer, employee or company data or our failure to comply with federal, state, local and foreign privacy laws could damage our reputation and result in lost sales, fines and lawsuits. Despite our efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. Our failure to comply with security requirements imposed by applicable law or the payment card industry or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment by credit or debit cards. Vetstreet offers e-commerce services to third party veterinary practices and engages in e-commerce. Federal, state and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from customers, visitors to the websites of our customers, and others. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy-related laws, government regulations or directives, or industry self-regulatory principles could result in damage to our reputation, or proceedings or actions against us by governmental entities or otherwise, which could potentially have a material adverse effect on our business.

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2013, our consolidated balance sheet reflected $1.3 billion of goodwill and $86.7 million of other intangible assets, constituting a substantial portion of our total assets of $2.2 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as an operating expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense.

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

The fair value of our Vetstreet reporting unit, exceeded its carrying value by 10%. The carrying amount of goodwill in the Vetstreet reporting unit was $9.2 million. As mentioned in previous filings, Vetstreet had experienced operational delays with the execution of their business strategy, in part due to complexities involved in the migration of their information systems from their former parent to our corporate data center. In early 2013, the migration was completed and the company began the full implementation of their new business strategy. The fair value of the reporting unit for purposes of impairment testing was determined utilizing a revised estimate of future cash flows that reflected a recovery of certain aspects of the Vetstreet business in 2014 and beyond. In the event that we are not able to timely deliver product enhancements necessary to reestablish our competitive advantage, our forecasted growth rates may not be attainable and therefore we could incur an impairment charge in the future with respect to this business.
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

It is our intent to refinance our senior credit facility prior to its expiration in 2016. Although in the past we have been able to obtain financing on terms we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.

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

Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or injury. These problems could result in product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury. In addition, a material adverse event involving one of our products could result in reduced market acceptance and demand for all of our products, and could harm our reputation and our ability to market our products in the future. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our use of self-insurance, self-insured retention and high-deductible insurance programs to cover certain claims for losses suffered and costs or expenses incurred could negatively impact our business upon the occurrence of an uninsured and/or significant event.

We self-insure and use high-retention or high-deductible insurance programs with regard to property risks, general, professional and employment practice liabilities, health benefits, and workers’ compensation. In the event that the frequency of losses we experience increases unexpectedly, the aggregate of those losses could materially increase our liability and adversely affect our cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe are in line with industry standards, as well as in light of economic and availability considerations. If we experience losses above these limits it could materially adversely affect our financial and business condition.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2013, we provided management and administrative services to 176 animal hospitals in 15 states and 52 animal hospital in four Canadian provinces, under management agreements with these veterinary practices, including 48 practices in Texas, 33 in Washington, and 30 in New York. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

We are exposed to foreign currency fluctuation risk in Canada as we recently expanded our animal hospital operations and now operate 52 animal hospitals in four provinces and operate four laboratories that create market risk associated with changes in the value of the Canadian dollar. In addition, in the future we may expand into other international markets. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot easily be predicted. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Our business, financial condition, operating results and cash flows therefore could be materially adversely affected by fluctuations in the exchange rate between international currencies and the U.S. dollar.

Our international operations may result in additional market risks, which may harm our business.

We operate over 50 animal hospitals and four laboratories in Canada as of December 31, 2013. In the future we may expand into other international markets. As our international operations grow, they may require greater management and financial resources. Internal operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international operations, including:

•	changes in internal staffing and employment issues,

•	failure to understand the local culture and market, and

•	the burden of complying with foreign laws, including tax and labor laws and foreign financial accounting standards.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 60,000 square feet of leased space. At February 19, 2014, we leased or owned facilities at 724 other locations that house our animal hospitals, laboratories, our medical technology business, and our Vetstreet business. We own 152 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.

Additionally, on July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions, and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal and rest periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.

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

	High	Low
Fiscal 2013 by Quarter
Fourth	$31.67	$26.84
Third	$29.58	$25.55
Second	$27.18	$20.89
First	$23.81	$20.32
Fiscal 2012 by Quarter
Fourth	$21.44	$18.42
Third	$23.21	$17.56
Second	$26.00	$20.04
First	$23.41	$19.22

At February 24, 2014, there were 293 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2008 to December 31, 2013. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. The comparison assumes $100 was invested on December 31, 2008 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
VCA Antech, Inc.	100.00	125.35	117.15	99.35	105.89	157.75
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

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

The following table provides information on shares of our common stock we repurchased during the fourth quarter of 2013 (in thousands except average price paid per share data):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

October 1, 2013 to October 31, 2013	258,344	$27.68	258,344	$102,976,305
November 1, 2013 to November 30, 2013	127,301	$29.42	100,000	$100,007,725
December 1, 2013 to December 31, 2013	288,000	$30.29	288,000	$91,284,521
	673,645	$29.12	646,344	$91,284,521

(1) Information is based on settlement dates of repurchase transactions.

(2) Consists of shares of our common stock, par value $0.001 per share. Of these shares, 646,344 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 27,301 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

(3) The average price paid for shares repurchased under the Share Repurchase Program excludes commissions paid.

(4) We have an ongoing authorization, since April 2013 from our Board of Directors to repurchase up to $125 million in shares of our common stock in open market purchases or negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2013. The income statement and cash flow data and the other financial data for each of the three years ended December 31, 2013, and the balance sheet data as of December 31, 2013 and 2012 has been derived from our financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Income Statement Data:
Animal Hospital revenue(1)	$1,417,908	$1,331,314	$1,150,120	$1,052,462	$994,215
Laboratory revenue	344,831	327,801	316,797	310,654	310,057
All Other revenue(2)	112,740	112,960	80,430	64,013	48,557
Intercompany revenue	(72,110)	(72,433)	(61,986)	(45,661)	(38,322)
Total revenue	1,803,369	1,699,642	1,485,361	1,381,468	1,314,507
Direct costs	1,393,989	1,324,668	1,146,904	1,050,304	973,275
Gross profit	409,380	374,974	338,457	331,164	341,232
Selling, general and administrative expense(3)	157,911	157,155	121,112	123,541	95,669
Impairment of goodwill and other long-lived assets(4)	—	123,573	21,310	—	—
Net loss on sale of assets	2,455	1,310	382	374	4,035
Operating income(4)	249,014	92,936	195,653	207,249	241,528
Interest expense, net	18,549	16,552	16,884	13,630	21,466
Debt retirement costs	—	—	2,764	2,131	—
Business combination adjustment gain	—	(5,719)	—	—	—
Other expense (income)	90	(488)	118	(772)	(104)
Income before provision for income taxes	230,375	82,591	175,887	192,260	220,166
Provision for income taxes(4)(5)	87,453	31,875	76,027	78,102	84,580
Net income	142,922	50,716	99,860	114,158	135,586
Net income attributable to noncontrolling interests	5,411	5,165	4,455	3,915	4,158
Net income attributable to VCA Antech, Inc.	$137,511	$45,551	$95,405	$110,243	$131,428
Basic earnings per share	$1.55	$0.52	$1.10	$1.28	$1.54
Diluted earnings per share	$1.53	$0.51	$1.09	$1.27	$1.53
Weighted-average shares outstanding for basic earnings per share	88,621	87,681	86,606	86,049	85,077
Weighted-average shares outstanding for diluted earnings per share	89,663	88,671	87,394	87,051	86,097

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentages)
Other Financial Data:
Consolidated gross margin	22.7%	22.1%	22.8%	24.0%	26.0%
Animal Hospital gross margin	14.7%	14.2%	15.6%	16.4%	18.5%
Laboratory gross margin	47.5%	46.3%	45.4%	45.8%	46.3%
All Other gross margin	34.2%	34.3%	26.1%	30.1%	32.6%
Consolidated operating margin(1)(4)	13.8%	5.5%	13.2%	15.1%	18.4%
Animal Hospital operating margin	12.1%	11.7%	13.5%	14.1%	16.3%
Laboratory operating margin	38.3%	37.3%	36.6%	37.3%	38.9%
All Other operating margin(2)(4)	5.0%	(108.2)%	(24.2)%	7.3%	6.1%
Cash Flow Data:
Net cash provided by operating activities	$256,372	$237,253	$191,051	$168,073	$183,471
Net cash used in investing activities	$(126,731)	$(219,258)	$(271,310)	$(150,174)	$(130,760)
Net cash (used in) provided by financing activities	$(72,013)	$(13,514)	$47,004	$(66,142)	$3,467
Capital expenditures	$(73,270)	$(76,807)	$(63,485)	$(61,951)	$(50,801)
Balance Sheet Data (at period end):
Cash and cash equivalents	$125,029	$68,435	$63,651	$97,126	$145,181
Goodwill	$1,330,917	$1,291,231	$1,237,607	$1,092,480	$985,674
Total assets	$2,237,781	$2,091,580	$1,995,368	$1,766,422	$1,627,404
Long-term debt	$619,645	$630,643	$618,853	$527,036	$545,055
Total VCA Antech, Inc. stockholders’ equity	$1,307,340	$1,183,503	$1,107,878	$998,924	$875,047

(1)
On January 31, 2012, we increased our investment in Associate Veterinary Clinics (1981) LTD ("AVC"), becoming the sole non-veterinary shareholder. Accordingly, we now consolidate their results into our own. At the time of the additional investment, AVC operated 44 animal hospitals.

On July 11, 2011, we acquired BrightHeart Veterinary Centers (“BrightHeart”), which operated nine animal hospitals as of the acquisition date.

On July 1, 2010, we acquired Pet DRx Corporation, which operated 23 animal hospitals as of the acquisition date.

On July 1, 2009, we acquired Eklin Medical Systems, Inc. ("Eklin"), a supplier of digital radiography equipment to the veterinary industry.

(2)	On February 1, 2012, we acquired ThinkPets, Inc. ("ThinkPets"), which was merged into our existing Vetstreet business. ThinkPets was previously a competitor of Vetstreet.

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 28, 2014, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 28, 2014, at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.

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

Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2013, our animal hospital network consisted of 609 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2013, our laboratory network consisted of 56 laboratories serving all 50 states and certain areas in Canada.

Our “All Other” category includes the results of our Medical Technology and Vetstreet operating segments. Each of these segments did not meet the materiality thresholds to be reported individually.

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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP  gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization on both a consolidated basis and with respect to our Animal Hospital segment. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization on a consolidated basis and lastly our Non-GAAP net income, Non-GAAP diluted earnings per share, Non-GAAP net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. See “Consolidated Results of Operations - Non-GAAP Financial Measures” below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure. All references to Non-GAAP figures in the discussion that follows refer to Non-GAAP results excluding acquisition related amortization.

Executive Overview

In 2013, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital, Laboratory and Medical Technology business segments. Our Animal Hospital same-store revenue growth, adjusted for differences in business days, was 1.1% and 1.2% in 2013 and 2012, respectively. Our Laboratory revenue growth, adjusted for differences in billing days, was 5.3% and 3.6% in 2013 and 2012, respectively. In 2013, our consolidated operating income increased 167.9% primarily due to an impairment charge recorded in 2012. Our Non-GAAP consolidated operating income, excluding acquisition related amortization, increased 11.3%, on a 60 basis point increase in consolidated operating margin primarily due to improved results from our Animal Hospital, Laboratory and Medical Technology businesses and from cost management at our Vetstreet business.

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

We believe that our ability to maintain or increase margins in 2014 will be dependent on organic revenue growth rates. We plan to continue our growth strategy of acquiring individual animal hospitals and maintain our strong emphasis on expense management. However, our ability to return to our historical margins will be dependent on increases in same-store revenue growth in our animal hospitals and successful integration of our acquired businesses.

Share Repurchase Program

In April 2013, our Board of Directors authorized a share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases have been and will continue to be be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this report.

Financing Transaction

On January 25, 2012, we amended our Amended and Restated Credit and Guaranty Agreement, dated as of August 16, 2011. The amendment replenished the aggregate amount of uncommitted incremental facilities available under our senior credit facility to a maximum of $100 million, after giving effect to the funding of $50 million of new term loan commitments on January 24, 2012, which were drawn in connection with the additional investment made in AVC, detailed below.

Acquisitions

Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2013, we acquired 20 independent animal hospitals with annualized revenue of $60.4 million. The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For the Years Ended December 31,
	2013	2012	2011
Animal hospitals:
Beginning of period	609	541	528
Acquisitions, excluding AVC in 2012 and BrightHeart in 2011	20	35	18
AVC	—	44	—
BrightHeart	—	—	9
New facilities	—	1	—
Acquisitions relocated into our existing animal hospitals	(2)	(6)	(3)
Sold, closed or merged	(18)	(6)	(11)
End of period	609	609	541
Laboratories:
Beginning of period	55	53	50
Acquisitions	1	1	1
New facilities	—	2	2
Closed or merged	—	(1)	—
End of period	56	55	53

2011 BrightHeart Acquisition

On July 11, 2011, we acquired 100% of the membership interests of BrightHeart for approximately $50 million in cash. BrightHeart operated nine animal hospitals, eight of which focused on the delivery of specialty and emergency medicine. The acquisition increased our level of market recognition in areas where we had an existing market presence. At the time of the acquisition, BrightHeart had annualized revenue of approximately $53.4 million. Our consolidated financial statements reflect the operating results of BrightHeart since July 11, 2011.

2011 Vetstreet Acquisition

On August 9, 2011, we acquired Vetstreet, a provider of online communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expanded the breadth of our product offerings to the veterinary community. We acquired Vetstreet for $146.4 million, net of cash acquired. At the time of the acquisition, Vetstreet had annualized revenue of approximately $23.0 million. Our consolidated financial statements reflect the operating results of Vetstreet since August 9, 2011 reported within our "All Other" category in our segment disclosures.

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

2012 ThinkPets Acquisition

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

Critical Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements of this annual report on Form 10-K.

Revenue

Generally, we recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. For the Animal Hospital segment, revenue is recognized when services are performed or products are sold. For the Laboratory segment, revenue is recognized when services are performed. For the other segments, revenue is recognized when services are provided or delivery of goods has occurred.

Multiple Element Arrangements

We sell our digital radiography imaging equipment bundled with other services in certain instances. These items are accounted for under the FASB’s Revenue Recognition - Multiple-Element Arrangements guidance.

Under the guidance, sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. For elements where VSOE is available, VSOE of fair value is based on the price for those products and services when sold separately by us or the price established by management with the relevant authority. TPE of selling price is the price of our, or any of our competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is generally calculated based upon multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, we may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. We exercise significant judgment to evaluate the relevant facts and circumstances in calculating the ESP of the deliverables in our arrangements.

We recognize revenue when the services are provided or at the time of delivery or installation and customer acceptance. Generally, at the time of delivery and installation of equipment the only undelivered item is the post-contract customer support ("PCS"). This obligation is contractually defined in both terms of scope and period. For the PCS, we recognize the revenue for these services on a straight-line basis over the period of support and we expense the costs of these services as they are incurred.

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2013 was $1.3 billion, consisting of $1.2 billion for our Animal Hospital reporting unit, $96.9 million for our Laboratory reporting unit, $9.2 million for our Vetstreet reporting unit and $8.2 million for our Medical Technology reporting unit.

We test our goodwill for impairment annually, or sooner if circumstances indicate impairment may exist, in accordance with goodwill guidance. Our annual impairment testing date is October 31, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission (“SEC”).

The recognition and measurement of a goodwill impairment loss involves either a qualitative assessment of the fair value of each reporting unit or a more detailed two-step process. We have not presently elected to rely on a qualitative assessment, accordingly we measure our goodwill for impairment based upon the following two-step process:

First we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value defined as the reporting unit’s net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

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

Negative changes in our projected cash flows related to variables such as revenue growth rates, margins, or the discount rate could result in a decrease in the estimated fair value of our reporting units and could ultimately result in a substantial goodwill impairment charge. The performance of our reporting units, and in turn the risk of goodwill impairment, is subject to a number of risks and uncertainties, some of which are outside of our control.

2013 Impairment Test
After completing our October 31, 2013 impairment test for each of our reporting units, we concluded that goodwill was not impaired for any of our reporting units. In addition, our Animal Hospital, Laboratory and Medical Technology reporting units were not at risk of failing step one of the goodwill impairment test. Our Laboratory reporting unit exceeded its carrying value by a substantial margin. We applied a hypothetical ten percent decrease to the fair values of all of our reporting units which would not have triggered additional impairment testing and analysis.
The fair value of our Vetstreet reporting unit, exceeded its carrying value by 10%. The carrying amount of goodwill in the Vetstreet reporting unit was $9.2 million. As mentioned in previous filings, Vetstreet had experienced operational delays with the execution of their business strategy, in part due to complexities involved in the migration of their information systems from their former parent to our corporate data center. In early 2013, the migration was completed and the company began the full implementation of their new business strategy. The fair value of the reporting unit for purposes of impairment testing was determined utilizing a revised estimate of future cash flows that reflected a recovery of certain aspects of the Vetstreet business in 2014 and beyond. In the event that we are not able to timely deliver product enhancements necessary to reestablish our competitive advantage, our forecasted growth rates may not be attainable and therefore we could incur an impairment charge in the future with respect to this business.
2012 Impairment Test
After completing our October 31, 2012 impairment test for each of our reporting units, we concluded that goodwill was not impaired in our Animal Hospital, Laboratory or Medical Technology reporting units. In addition, each of these reporting units were not at risk of failing step one of the goodwill impairment test. Our Laboratory reporting unit exceeded its carrying value by a substantial margin. We applied a hypothetical ten percent decrease to the fair values of these reporting units which would not have triggered additional impairment testing and analysis. We also concluded, however, that an impairment charge would be necessary with respect to our Vetstreet reporting unit.

In 2012, we recorded an impairment charge in our Vetstreet reporting unit reflecting changes in our estimate of forecasted cash flows related to continued operational delays in part due to our upgrading and migration of Vetstreet's information technology systems from their former parent to our corporate data center; less than anticipated financial results for the 2012 fiscal year; the negative impact of increasing competition and a related overall change in business strategy to better compete in the marketplace. The Vetstreet reporting unit's remaining goodwill was $8.8 million.
2011 Impairment Test
After completing our October 31, 2011 impairment test for each of our reporting units, we concluded that goodwill was not impaired in our Animal Hospital, Laboratory or our newly acquired Vetstreet reporting units. Our Animal Hospital reporting unit, which had $1.0 billion of goodwill, marginally exceeded its carrying value and our Laboratory reporting unit exceeded its carrying value by a substantial margin. The acquisition of Vetstreet resulted in reporting unit goodwill of $97.2 million.
In 2011, we recorded an impairment charge in our Medical Technology reporting unit reflecting changes in our estimate of forecasted cash flows. This reporting unit’s remaining goodwill was $8.2 million.

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

There was no impairment charge recorded on our long-lived intangible assets in 2013 and 2011. In conjunction with our 2012 year-end review, we recorded long-lived intangible asset impairment of $22.9 million related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts.

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

Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2013, we have a net deferred tax liability of $71.2 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our income tax rate would cause us to increase our net deferred tax liability balance by $1.7 million with a corresponding charge to earnings.

We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes, which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2013.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Animal Hospital	78.6%	78.4%	77.4%
Laboratory	19.1	19.3	21.3
All Other	6.3	6.6	5.5
Intercompany	(4.0)	(4.3)	(4.2)
Total revenue	100.0	100.0	100.0
Direct costs	77.3	77.9	77.2
Gross profit	22.7	22.1	22.8
Selling, general and administrative expense	8.8	9.2	8.2
Impairment of goodwill and other long-lived assets	—	7.3	1.4
Net loss on sale of assets	0.1	0.1	—
Operating income	13.8	5.5	13.2
Interest expense, net	1.0	1.0	1.2
Debt retirement costs	—	—	0.2
Business combination adjustment gain	—	(0.4)	—
Income before provision for income taxes	12.8	4.9	11.8
Provision for income taxes	4.9	1.9	5.1
Net income	7.9	3.0	6.7
Net income attributable to noncontrolling interests	0.3	0.3	0.3
Net income attributable to VCA Antech, Inc.	7.6%	2.7%	6.4%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2013		2012		2011		% Change
	$	% of Total	$	% of Total	$	% of Total	2013	2012
Animal Hospital	$1,417,908	78.6%	$1,331,314	78.4%	$1,150,120	77.4%	6.5%	15.8%
Laboratory	344,831	19.1%	327,801	19.3%	316,797	21.3%	5.2%	3.5%
All Other	112,740	6.3%	112,960	6.6%	80,430	5.5%	(0.2)%	40.4%
Intercompany	(72,110)	(4.0)%	(72,433)	(4.3)%	(61,986)	(4.2)%	0.4%	(16.9)%
Total revenue	$1,803,369	100.0%	$1,699,642	100.0%	$1,485,361	100.0%	6.1%	14.4%

Consolidated revenue increased $103.7 million in 2013, as compared to 2012. The increase in revenue was primarily attributable to acquisitions, primarily in the animal hospitals segment. Excluding acquisitions, revenue increased $21.7 million. This remaining increase was primarily due to organic revenue from both our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 1.1% in 2013. Our Laboratory internal revenue growth was 5.3% in 2013.

Consolidated revenue increased $214.3 million in 2012, as compared to 2011. The increase in revenue was primarily attributable to acquisitions including animal hospitals in the United States and Canada, Vetstreet and ThinkPets. Excluding acquisitions, revenue increased $15.1 million due to organic revenue increases from both our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 1.2% in 2012. Our Laboratory internal revenue growth was 3.6% in 2012.

Gross Profit

The following table summarizes our consolidated gross profit, Non-GAAP consolidated gross profit and Non-GAAP consolidated gross profit, excluding acquisition related amortization in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2013		2012		2011		% Change
	$	Gross Margin	$	Gross Margin	$	Gross Margin	2013	2012
Animal Hospital	$209,127	14.7%	$189,111	14.2%	$179,810	15.6%	10.6%	5.2%
Laboratory	163,879	47.5%	151,761	46.3%	143,790	45.4%	8.0%	5.5%
All Other	38,601	34.2%	38,707	34.3%	20,971	26.1%	(0.3)%	84.6%
Intercompany	(2,227)		(4,605)		(6,114)
Consolidated gross profit	$409,380	22.7%	$374,974	22.1%	$338,457	22.8%	9.2%	10.8%
Impact of inventory adjustment	(2,808)		—		—
Impact of rent expense adjustment	(1,396)		—		—
Impact of vacant property adjustment	2,046		—		—
Impact of depreciation expense adjustment	—		3,051		—
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$407,222	22.6%	$378,025	22.2%	$338,457	22.8%
Intangible asset amortization associated with acquisitions	20,753		21,858		11,955
Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization(1)	$427,975	23.7%	$399,883	23.5%	$350,412	23.6%
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

Consolidated gross profit increased $34.4 million in 2013, as compared to 2012. Non-GAAP consolidated gross profit, excluding acquisition related amortization, increased $28.1 million in 2013, as compared to 2012. The increase in consolidated gross profit included $8.8 million of gross profit related to the acquisitions consummated since the beginning of 2012. Excluding the impact of acquisitions, the remainder of the increase was attributable to organic revenue growth and increased gross margins at our Animal Hospital, Laboratory, and Medical Technology business segments.

Consolidated gross profit increased $36.5 million in 2012, as compared to 2011. Non-GAAP consolidated gross profit, excluding acquisition related amortization, increased $49.5 million in 2012, as compared to 2011. The increase consolidated gross profit included $31.5 million of gross profit primarily from the acquisition of AVC, Vetstreet and ThinkPets. Excluding the impact of acquisitions, the remaining increase in gross profit is attributable to organic revenue growth at our Laboratory and Vetstreet segments, partially offset by a decrease in gross profit from our same-store animal hospitals.

Segment Results

Animal Hospital Segment

Revenue

Animal Hospital revenue increased $86.6 million in 2013, as compared to 2012 and $181.2 million in 2012, as compared to 2011. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2013 Comparative Analysis			2012 Comparative Analysis
	For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Animal Hospital Revenue:
Same-store facility:
Orders(1)	6,912	7,078	(2.3)%	6,747	6,867	(1.7)%
Average revenue per order(2)	$174.83	$168.81	3.6%	$165.43	$160.56	3.0%
Same-store revenue(1)	$1,208,416	$1,194,824	1.1%	$1,116,153	$1,102,535	1.2%
Business day adjustment(3)	—	3,774		—	—
Foreign currency impact	(4,028)	—		—	—
Net acquired revenue(4)	213,520	132,716		215,161	47,585
Total	$1,417,908	$1,331,314	6.5%	$1,331,314	$1,150,120	15.8%

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

(2)	Computed by dividing same-store revenue by same-store orders.

(3)	The business day adjustment reflects the impact of one less business day for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

(4)
Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed on or after the beginning of the comparable period, which was January 1, 2012 for the 2013 Comparative Analysis and January 1, 2011 for the 2012 Comparative Analysis. Fluctuations in net acquired revenue occur based on the volume, size and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

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

For the year ended December 31, 2013, we experienced a decrease in the number of lower priced orders while higher priced orders remained relatively flat. We believe these results are a consequence of the competitive environment and the impact of changes in our overall business environment on the mix of the procedures performed. For the year ended December 31, 2012, contrary to historical trends, we experienced a decrease in the number of both lower and higher priced orders, which we believe was primarily a consequence of the economic conditions in the United States at that time.

Price increases as well as the aforementioned mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in 2013 generally ranged between 3% and 4%.

Gross Profit

Animal Hospital gross profit is calculated as Animal Hospital revenue less Animal Hospital direct costs. Animal Hospital direct costs comprise all costs of services and products at the animal hospitals including, but not limited to, salaries of veterinarians, technicians and all other animal hospital-based personnel, facilities rent, occupancy costs, supply costs, depreciation and amortization, certain marketing and promotional expenses and costs of goods sold associated with the retail sales of pet food and pet supplies.

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	For the Years Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Gross profit	$209,127	$189,111	10.6%	$189,111	$179,810	5.2%
Impact of inventory adjustment	(2,808)	—		—	—
Impact of rent expense adjustment	(1,396)	—		—	—
Impact of vacant property adjustment	2,046	—		—	—
Impact of depreciation expense adjustment	—	3,051		3,051	—
Non-GAAP gross profit(1)	$206,969	$192,162	7.7%	$192,162	$179,810	6.9%
Intangible asset amortization associated with acquisitions	16,088	15,118		15,118	9,235
Non-GAAP gross profit, excluding acquisition related amortization(1)	$223,057	$207,280	7.6%	$207,280	$189,045	9.6%
Gross margin	14.7%	14.2%		14.2%	15.6%
Non-GAAP gross margin(1)	14.6%	14.4%		14.4%	15.6%
Non-GAAP gross margin, excluding amortization(1)	15.7%	15.6%		15.6%	16.4%

Same-store gross profit(2)	187,763	175,125	7.2%	164,975	174,446	(5.4)%
Impact of inventory adjustment	(2,615)	—		—	—
Impact of rent expense adjustment	(1,396)	—		—	—
Impact of vacant property adjustment	1,662	—		—	—
Impact of depreciation expense adjustment	—	3,051		3,051	—
Non-GAAP same-store gross profit(1)	$185,414	$178,176	4.1%	$168,026	$174,446	(3.7)%
Intangible asset amortization associated with acquisitions	7,861	9,866		7,284	8,074
Non-GAAP same-store gross profit, excluding acquisition related amortization(1)	$193,275	$188,042	2.8%	$175,310	$182,520	(4.0)%
Same-store gross margin	15.5%	14.7%		14.8%	15.8%
Non-GAAP same-store gross margin(1)	15.3%	14.9%		15.1%	15.8%
Non-GAAP same-store gross margin, excluding acquisition related amortization(1)	16.0%	15.7%		15.7%	16.6%
__________________________

(1)
Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization and the same measures expressed on a same store basis, are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures.”

(2)	Same-store gross profit for the year ended December 31, 2012 was adjusted to reflect one additional business day in 2012 as compared to 2013.

In 2013, our Animal Hospital gross margin was essentially flat, as compared to 2012. In 2012, our Animal Hospital gross margin declined as a result of lower same-store margins as a result of increased labor costs and to a lesser extent lower gross margins from our acquired hospitals, as compared to 2011.

In 2013, our Animal Hospital same-store gross margin increased, as compared to 2012, primarily due to improved leverage from heartworm medication and retail supplies. In 2012, our Animal Hospital same-store gross margin decreased as compared to 2011, primarily due to deleveraging as a result of increased labor costs.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2013	2012	2011	2013	2012
Revenue	$344,831	$327,801	$316,797	5.2%	3.5%
Gross profit	$163,879	$151,761	$143,790	8.0%	5.5%
Gross margin	47.5%	46.3%	45.4%

Laboratory revenue increased $17.0 million in 2013, as compared to 2012 and $11.0 million in 2012, as compared to 2011. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2013 Comparative Analysis			2012 Comparative Analysis
	For the Years Ended December 31,
	2013	2012	% Change	2012(5)	2011(5)	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,868	12,584	2.3%	12,605	12,378	1.8%
Average revenue per requisition(2)	$26.77	$26.00	3.0%	$25.99	$25.55	1.7%
Total internal revenue(1)	$344,488	$327,243	5.3%	$327,609	$316,280	3.6%
Billing day adjustment(3)	—	558		—	517
Acquired revenue(4)	343	—		192	—
Total	$344,831	$327,801	5.2%	$327,801	$316,797	3.5%

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, which are adjusted (i) to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and (ii) for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2012 billing day adjustment reflects the impact of one less billing day in 2013, as compared to 2012. The 2011 billing day adjustment reflects one less billing day in 2012, as compared to 2011.

(4)	Acquired revenue in both the 2013 and 2012 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

(5)	Prior-year amounts have been adjusted to conform to the current year presentation. The changes were not material.

Laboratory revenue in both 2013 and 2012 increased in comparison to each of the respective prior year periods due to an increase in internal revenue growth attributable to an increase in number of requisitions and average revenue per requisition.

Historically, requisitions have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors have resulted in significant increases in requisitions in the past, the economic downturn, slow economic recovery and the effects of increased competition continued to negatively impact requisitions in 2013.

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

The average revenue per requisition increased slightly in 2013 due to price increases in both November 2013 and November 2012. The overall increase was partially offset by various factors including changes in the mix, lower-priced tests historically performed at the animal hospitals and a decrease in higher-priced tests as a result of the current economic environment.

Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct costs comprise all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

Our Laboratory gross margin increased in 2013 and 2012 due to operating leverage from increased revenue.

Intercompany Revenue

Laboratory revenue in 2013, 2012 and 2011 included intercompany revenue of $54.2 million, $52.4 million and $44.3 million, respectively, that was generated by providing laboratory services to our animal hospitals. All Other revenue in 2013, 2012 and 2011 included intercompany revenue of $21.1 million, $22.3 million and $18.7 million, respectively, generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our operating segments, all intercompany transactions are generally accounted for as if the transactions were with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense

The following table summarizes our selling, general and administrative (“SG&A”) expense and our expense as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2013		2012		2011		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2013	2012
Animal Hospital	$34,133	2.4%	$30,826	2.3%	$24,342	2.1%	10.7%	26.6%
Laboratory	31,915	9.3%	29,660	9.0%	27,864	8.8%	7.6%	6.4%
All Other	32,941	29.2%	37,879	33.5%	19,136	23.8%	(13.0)%	97.9%
Corporate	58,922	3.3%	58,790	3.5%	49,770	3.4%	0.2%	18.1%
Total SG&A	$157,911	8.8%	$157,155	9.2%	$121,112	8.2%	0.5%	29.8%

Consolidated SG&A expense increased $756,000 in 2013, as compared to 2012 and increased $36.0 million in 2012, as compared to 2011.

Consolidated SG&A in 2013, as compared to 2012, was essentially flat as increased SG&A in our Animal Hospital, Laboratory segments, and at Corporate were mostly offset by decreased SG&A at our Vetstreet business. The increased SG&A in our Animal Hospital, Laboratory segments, and at Corporate were primarily due to increased compensation-related costs.

Mostly offsetting these increases were decreased administrative expenses related to the 2013 acquisitions, as compared to those incurred on 2012 acquisitions and decreased SG&A at our Vetstreet business due to cost containment. As a result of the above mentioned decreases in year-over-year acquisition costs and decreased Vetstreet SG&A, consolidated SG&A as a percentage of consolidated revenue decreased 40 basis points.

The increased consolidated SG&A in 2012, as compared to 2011, included approximately $17.5 million from the acquisition of AVC, Vetstreet and ThinkPets. Excluding the impact of these acquisitions, consolidated SG&A increased by $18.5 million. The remaining increase was primarily due to increases in corporate costs of which $3.5 million was related to corporate share-based compensation expense, as well as increases in compensation-related expenses in the Animal Hospital and Laboratory segments.

Operating Income

The following table summarizes our consolidated operating income, Non-GAAP consolidated operating income and Non-GAAP consolidated operating income, excluding acquisition related amortization in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2013		2012		2011		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2013	2012
Animal Hospital	$172,141	12.1%	$156,356	11.7%	$155,141	13.5%	10.1%	0.8%
Laboratory	132,041	38.3%	122,115	37.3%	115,905	36.6%	8.1%	5.4%
All Other	5,653	5.0%	(122,246)	(108.2)%	(19,502)	(24.2)%	104.6%	(526.8)%
Corporate	(58,594)		(58,684)		(49,777)		0.2%	(17.9)%
Eliminations	(2,227)		(4,605)		(6,114)		51.6%	24.7%
Total GAAP consolidated operating income	$249,014	13.8%	$92,936	5.5%	$195,653	13.2%	167.9%	(52.5)%
Impact of inventory adjustment	(2,808)		—		—
Impact of rent expense adjustment	(1,396)		—		—
Impact of vacant property adjustment	3,804		—		—
Impact of depreciation expense adjustment	—		3,051		—
Impact of goodwill and other long-lived assets impairment	—		123,573		21,310
Non-GAAP consolidated operating income(1)	$248,614	13.8%	$219,560	12.9%	$216,963	14.6%
Intangible asset amortization associated with acquisitions	20,934		22,731		13,391
Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization(1)	$269,548	14.9%	$242,291	14.3%	$230,354	15.5%
____________________________

(1)
Non-GAAP consolidated operating income, Non-GAAP consolidated operating margin, Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP consolidated operating margin, excluding acquisition related amortization are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated operating income increased by $156.1 million in 2013, as compared to 2012 and decreased $102.7 million in 2012, as compared to 2011. Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income, excluding acquisition related amortization, increased by $27.3 million in 2013, as compared to 2012. The remaining increases primarily relate to the improved results, mentioned above in our Animal Hospital and Laboratory segments and the cost controls implemented during the year at our Vetstreet business.

Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income, excluding acquisition related amortization, increased by $11.9 million in 2012, as compared to 2011. This remaining increase in consolidated operating income was primarily attributable to acquisitions in the period and increased operating income in our laboratory business, partially offset by a decrease in the same-store animal hospital gross profit and increased corporate SG&A, mentioned above.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Interest expense:
Senior term notes	$11,448	$12,394	$12,239
Capital leases and other	6,235	3,348	3,801
Amortization of debt costs	1,245	1,278	1,445
Consolidated interest expense	18,928	17,020	17,485
Interest income	(379)	(468)	(601)
Total consolidated interest expense, net of interest income	$18,549	$16,552	$16,884

The increase in net interest expense in 2013, as compared to 2012, was primarily due to an additional charge which was the result of an immaterial out-of-period adjustment related to an operating lease that should have been accounted for as a capital lease. In addition to this charge, our interest expense from capital leases increased slightly. These increases were partially offset by a decrease in our senior term note interest resulting from a lower effective LIBOR rate applied against a lower senior term note balance, in comparison to prior year.

The decrease in net interest expense in 2012, as compared to 2011, was primarily attributable to a decrease in mandatorily redeemable partnership interests, interest accrued on executive retirement liabilities, and amortized debt costs written off in the prior year related to the refinancing of our senior term debt notes on August 16, 2011. The change in interest for senior term notes was relatively flat. While we experienced a decline in year-over-year weighted average interest rates, this effect was offset by an increase in the weighted average balance related to additional borrowing completed in association with the purchase of AVC. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion, including applicable interest rates on our debt, which was amended in August 2011.

Provision for Income Taxes

The effective tax rate for 2013, 2012 and 2011 was 38.9%, 41.2% and 44.3%, respectively.

The effective tax rate for 2013 was lower than that of 2012, reflecting a more normalized net effective rate not impacted by those 2012 adjustments discussed below and benefiting from lower tax rates in Canada.

The effective rate for 2012 was lower than 2011 as a result of (i) a non-taxable gain of $5.7 million related to the increase in value of our historical noncontrolling interest in AVC realized upon the acquisition of the remaining equity interest and (ii) lower tax rates in Canada, offset by a nondeductible charge related to goodwill impairment. The effective tax rate for 2011 was impacted by a nondeductible charge related to goodwill impairment.

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

The Non-GAAP financial measures presented in this report include Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization on a consolidated basis and lastly our Non-GAAP consolidated net income, Non-GAAP diluted earnings per share, Non-GAAP consolidated net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the years ended 2013, 2012 and 2011 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part II, Item 7 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to Non-GAAP gross profit, excluding acquisition related amortization, consolidated operating income to Non-GAAP operating income and to Non-GAAP operating income, excluding acquisition related amortization.

Our Non-GAAP adjustments include the following:

•	Inventory adjustment - We recorded a non-cash physical inventory adjustment in our Animal Hospital business segment, which resulted in a $2.8 million credit adjustment to direct costs.

•	Rent and interest expense adjustments - We reclassified an operating lease to a capital lease and accordingly recorded a corresponding credit to rent expense as well as a debit to interest expense.

•
Vacant property adjustment - We vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to fair value.

•	Business combination adjustment gain - We recorded a gain on our 20% interest in AVC held at the time that we increased our investment in AVC.

•	Depreciation expense adjustment - We recorded additional depreciation expense related to our acquired capital leases.

•
Goodwill and other long-lived assets impairment - In 2012, as a result of our annual impairment test we recorded a $123.6 million impairment charge primarily related to our Vetstreet business. In 2011, as a result of our annual impairment test we recorded a $21.3 million impairment charge related to our Medical Technology business.

•	Debt retirement costs - In 2011, we incurred financing costs related to the amendment and restatement of our senior credit facility.

•
Intangible asset amortization associated with acquisitions - Our GAAP net income includes amortization expense related to intangible assets in our acquired businesses. The amortization expense related to our acquired intangible assets can vary significantly depending upon the amount and size of our acquisitions in each period; accordingly, we exclude amortization from our GAAP net income to provide investors with more comparable operating results.

The following table reconciles our GAAP net income to Non-GAAP net income, calculates our Non-GAAP diluted earnings per share, and reconciles to Non-GAAP net income, excluding acquisition related amortization and calculates our Non-GAAP diluted earnings per share, excluding acquisition related amortization for the adjustments mentioned above:

	For the Years Ended December 31,
	2013	2012	2011
GAAP Net income	$137,511	$45,551	$95,405
Impact of inventory adjustment	(2,808)	—	—
Impact of vacant property adjustment	3,804	—	—
Impact of business combination adjustment gain	—	(5,719)	—
Impact of depreciation expense adjustment	—	3,051	—
Impact of goodwill and other long-lived assets impairment	—	123,573	21,310
Impact of debt retirement costs	—	—	2,764
Tax benefit on above adjustments	(390)	(45,547)	(1,082)
Non-GAAP Net income	$138,117	$120,909	$118,397
Intangible asset amortization associated with acquisitions, net of tax	12,740	13,834	8,150
Non-GAAP net income, excluding acquisition related amortization	$150,857	$134,743	$126,547
Non-GAAP diluted earnings per share	$1.54	$1.36	$1.35
Non-GAAP diluted earnings per share, excluding acquisition related amortization	$1.68	$1.52	$1.45
Shares used for computing adjusted diluted earnings per share	89,663	88,671	87,394

Related Party Transactions

ThinkPets Inc. (formerly known as Zoasis Corporation)

On February 1, 2012, we acquired all of the outstanding capital stock of ThinkPets, Inc. for $21.0 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. The number of shares of VCA common stock were determined based on the daily volume weighted average closing sales price of the VCA common stock for the 10 consecutive trading days ending on the trading day immediately preceding the acquisition. At the time of the acquisition, Bob Antin, our Chief Executive Officer and Chairman of the Board, owned 54% of the common stock of ThinkPets, and served as a director of ThinkPets, and Art Antin, our Chief Operating Officer, owned 8% of the common stock of ThinkPets. In accordance with its charter, our Audit Committee is responsible for reviewing and approving all related-party transactions. Both the Audit Committee and our Board of Directors unanimously approved the acquisition. Due to the related party nature of the acquisition, Bob Antin recused himself from all Board meetings wherein the acquisition was discussed and did not vote in connection with the acquisition.

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2013, 2012 and 2011. The amount paid by our company to Akin for these legal services was approximately $375,000, $551,000 and $1.6 million in 2013, 2012 and 2011, respectively.

Transactions with VetSource

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) in the form of promissory note. Our commitment under the revolving credit agreement is to loan up to $471,600, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2013, we loaned VetSource $275,000.

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

At December 31, 2013, our consolidated cash and cash equivalents totaled $125.0 million, representing an increase of $56.6 million as compared to the prior year. Cash flows generated from operating activities totaled $256.4 million in 2013, representing an increase of $19.1 million as compared to the prior year. We spent $126.7 million on acquisitions, investments and capital expenditures during the year. Additionally, we spent $39.3 million on share repurchases during the year.

At December 31, 2013, $10.3 million of the $125.0 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures and investment in individual acquisitions primarily from internally-generated cash flows and we expect to do so in the future. As of December 31, 2013, we have access to an unused $125 million revolving credit facility, which expires August 2016, allowing us to maintain further operating and financial flexibility.

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

In 2014, we expect to spend $50 million to $85 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions is largely dependent upon the attractiveness of the candidates and the strategic fit with our existing operations. In addition, we expect to spend approximately $80 million in 2014 for both property and equipment additions and other capital expenditures primarily to maintain our existing facilities.

In April 2013, our Board of Directors authorized a share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. As of December 31, 2013, we repurchased 1.2 million shares of common stock at an average price of $28.13 per share for an aggregate of $33.8 million. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases will be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time. Refer to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this report.

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

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of December 31, 2013, we were in compliance with these covenants, including the two covenant ratios, the fixed charge coverage ratio and the leverage ratio.

At December 31, 2013, we had a fixed charge coverage ratio of 1.77 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for current cash taxes based on income with respect to such period. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2013, we had a leverage ratio of 1.81 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$256,372	$237,253	$191,051
Investing activities	(126,731)	(219,258)	(271,310)
Financing activities	(72,013)	(13,514)	47,004
Effect of currency exchange rate changes on cash and cash equivalents	(1,034)	303	(220)
Increase (decrease) in cash and cash equivalents	56,594	4,784	(33,475)
Cash and cash equivalents at beginning of year	68,435	63,651	97,126
Cash and cash equivalents at end of year	$125,029	$68,435	$63,651

Cash Flows from Operating Activities

Net cash provided by operating activities increased $19.1 million in 2013, as compared to 2012. Operating cash flow for the year ended December 31, 2013 included $142.9 million of net income and net non-cash expenses of $116.8 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $3.4 million. The changes in operating assets and liabilities primarily included a $11.0 million increase in accounts receivable and a $7.1 million increase in inventory, prepaid expenses and other assets, partially offset by a $7.8 million decrease in prepaid income taxes and a $6.5 million increase in accrued payroll and related liabilities. The increase in accounts receivable was primarily related to the increase in net revenues. The increase in inventory, prepaid expense and other assets was primarily due to an increase in lease receivables as a result of entering into additional Laboratory service contracts. The decrease in prepaid income taxes was due to the timing of payment obligations. The increase in accrued payroll and related liabilities was primarily due to the timing of payment obligations.

Net cash provided by operating activities increased $46.2 million in 2012, as compared to 2011. Cash provided by operating activities of $237.3 million for the year ended December 31, 2012 consisted of $50.7 million of net income, net non-cash expenses of $180.3 million and net cash provided as a result of changes in operating assets and liabilities of $6.2 million. The changes in operating assets and liabilities included a $7.2 million increase in accrued payroll and related liabilities, a $4.1 million decrease in prepaid income taxes, a $3.6 million increase in accounts payable and other accrued liabilities and a $1.6 million decrease in accounts receivable, partially offset by a $10.3 million increase in inventory, prepaid expenses and other assets. The increases in accrued payroll and related liabilities and accounts payable and accrued liabilities were primarily due to the acquisition of AVC and timing of payment obligations. The decrease in prepaid income taxes was due to the payment of estimated taxes owed from the prior year. The decrease in accounts receivable was primarily related to the timing of deposits-in-transit on our credit card receivables, there was one more day available for deposit for December 31, 2012, as compared to December 31, 2011. In addition, we had improved collection efforts at our Medical Technology business. The increase in inventory, prepaid expense and other assets was primarily due to an increase in lease receivables as a result of entering into additional Laboratory service contracts.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013	2012
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(52,688)	$(78,629)	$(34,243)	$25,941	$(44,386)
Acquisition of AVC	—	(48,819)	—	48,819	(48,819)
Acquisition of ThinkPets	—	(7,468)	—	7,468	(7,468)
Acquisition of BrightHeart	—	—	(23,490)	—	23,490
Acquisition of Vetstreet	—	—	(146,420)	—	146,420
Other	—	—	(1,641)	—	1,641
Total cash used for acquisitions(1)	(52,688)	(134,916)	(205,794)	82,228	70,878
Property and equipment additions(2)	(73,270)	(76,807)	(63,485)	3,537	(13,322)
Real estate acquired with acquisitions(3)	(5,328)	(5,337)	(1,900)	9	(3,437)
Proceeds from sale of assets(4)	7,096	115	465	6,981	(350)
Other	(2,541)	(2,313)	(596)	(228)	(1,717)
Net cash used in investing activities	$(126,731)	$(219,258)	$(271,310)	$92,527	$52,052

(1)	The number of acquisitions will vary from year-to-year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)	The cash used to acquire real estate varies dependent upon the number of opportunities that meet our selective acquisition criteria.

(4)	The proceeds from the sale of assets increased in 2013 primarily due to the sale of our previous West Los Angeles location.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2013	2012	2011	2013	2012
Financing Cash Flows:
Repayment of long-term obligations(1)	$(41,129)	$(60,775)	$(98,990)	$19,646	$38,215
Proceeds from long-term obligations(2)	—	50,000	150,000	(50,000)	(100,000)
Proceeds from revolving credit facility	—	50,000	50,000	(50,000)	—
Repayment of revolving credit facility	—	(50,000)	(50,000)	50,000	—
Payment of financing costs(3)	—	(122)	(2,944)	122	2,822
Distributions to noncontrolling interest partners(4)	(4,866)	(4,481)	(3,277)	(385)	(1,204)
Purchase of noncontrolling interests(5)	(6,581)	—	—	(6,581)	—
Proceeds from stock options exercises	17,233	9,533	3,999	7,700	5,534
Excess tax benefits from stock options	3,446	2,868	1,708	578	1,160
Stock repurchases(6)	(39,367)	(8,159)	(2,673)	(31,208)	(5,486)
Other	(749)	(2,378)	(819)	1,629	(1,559)
Net cash (used in) provided by financing activities	$(72,013)	$(13,514)	$47,004	$(58,499)	$(60,518)

(1)
In 2013, we paid $2.4 million to fully pay off debt related to the acquisition of Groupe Veteri-Medic Inc., and we paid $38.7 million in scheduled senior-term note principal and capital lease payments.

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

(3)	The payment of financing costs in 2011 were related to the August 16, 2011 debt amendment, see Note 7, Long-Term Obligations, of this annual report on Form 10-K.

(4)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(5)	We purchased noncontrolling interests in three of our animal hospitals during 2013.

(6)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligations on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2013 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$557,144	$47,574	$509,570	$—	$—
Capital lease obligations	62,501	3,515	6,590	7,295	45,101
Operating leases	1,073,783	69,353	137,441	133,284	733,705
Fixed cash interest expense	39,886	3,731	6,672	5,113	24,370
Variable cash interest expense Term A(1)	25,257	10,352	14,905	—	—
Purchase obligations(2)	13,476	11,598	1,878	—	—
Other long-term liabilities(3)	36,962	3,520	6,044	5,344	22,054
Earn-out payments(4)	2,593	1,519	764	—	310
	$1,811,602	$151,162	$683,864	$151,036	$825,540

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of December 31, 2013.

(2)
Our purchase obligations consist primarily of supply purchase agreements related to our medical technology and animal hospital businesses, as well as construction contracts primarily for our animal hospitals.

(3)	Includes future payments under our SERP, Consulting Agreements and Mandatorily Redeemable Partnership Interests.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Financing Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2013, we do not have any off-balance sheet financing arrangements.

Description of Indebtedness

Senior Credit Facility

At December 31, 2013, we had $557 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.

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

Other Debt and Capital Lease Obligations

At December 31, 2013, we had a seller note secured by assets of certain animal hospitals and capital leases that totaled $63 million, which is included in long-term debt in our consolidated balance sheet of this annual report on Form 10-K. Our seller note matures in 2014 and has an interest rate of 10.0%. Our capital leases have various maturities through 2042 and various interest rates ranging from 1.9% to 14.6%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2013, we had borrowings of $557 million under our senior credit facility with fluctuating interest rates based on market benchmarks such as the adjusted Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we had historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of December 31, 2013, we had no interest rate swap agreements. In the future, we may enter into new interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.

If the adjusted Eurodollar rate increases or decreases 1% from December 31, 2013, the additional annual interest expense or savings would amount to $5.4 million.

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

Translation Exposure

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing the consolidated balance sheets. These gains and losses are recognized as an adjustment to stockholders' equity which is reflected in our balance sheet under accumulated other comprehensive income (loss).

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2013. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

February 28, 2014

/s/ ROBERT L. ANTIN
Robert L. Antin Chairman of the Board, President and Chief Executive Officer

/s/ TOMAS W. FULLER
Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VCA Antech, Inc.:

We have audited the accompanying consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Antech, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of VCA Antech, Inc. as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of VCA Antech, Inc.

/s/    KPMG LLP

Los Angeles, California
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VCA Antech, Inc.:

We have audited the internal control over financial reporting of VCA Antech, Inc. as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of VCA Antech, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VCA Antech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Antech, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP
Los Angeles, California
February 28, 2014

VCA Antech, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$125,029	$68,435
Trade accounts receivable, less allowance for uncollectible accounts of $17,702 and $16,546 at December 31, 2013 and 2012, respectively	59,900	55,912
Inventory	55,067	51,456
Prepaid expenses and other	25,417	25,086
Deferred income taxes	28,907	22,579
Prepaid income taxes	15,434	20,061
Total current assets	309,754	243,529
Property and equipment, net	448,366	403,444
Goodwill	1,330,917	1,291,231
Other intangible assets, net	86,671	94,823
Notes receivable	3,454	6,080
Deferred financing costs, net	2,987	4,232
Other	55,632	48,241
Total assets	$2,237,781	$2,091,580
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$51,087	$39,002
Accounts payable	36,962	39,416
Accrued payroll and related liabilities	57,337	49,893
Other accrued liabilities	58,762	57,131
Total current liabilities	204,148	185,442
Long-term debt, less current portion	568,558	591,641
Deferred income taxes	100,099	75,846
Other liabilities	36,758	37,267
Total liabilities	909,563	890,196
Commitments and contingencies
Redeemable noncontrolling interests	10,678	6,991
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 88,508 and 88,372 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	89	88
Additional paid-in capital	384,721	390,359
Retained earnings	928,720	791,209
Accumulated other comprehensive (loss) income	(6,190)	1,847
Total VCA Antech, Inc. stockholders’ equity	1,307,340	1,183,503
Noncontrolling interests	10,200	10,890
Total equity	1,317,540	1,194,393
Total liabilities and equity	$2,237,781	$2,091,580

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$1,803,369	$1,699,642	$1,485,361
Direct costs	1,393,989	1,324,668	1,146,904
Gross profit	409,380	374,974	338,457
Selling, general and administrative expense	157,911	157,155	121,112
Impairment of goodwill and other long-lived assets	—	123,573	21,310
Net loss on sale of assets	2,455	1,310	382
Operating income	249,014	92,936	195,653
Interest expense	18,928	17,020	17,485
Interest income	(379)	(468)	(601)
Debt retirement costs	—	—	2,764
Business combination adjustment gain	—	(5,719)	—
Other expense (income)	90	(488)	118
Income before provision for income taxes	230,375	82,591	175,887
Provision for income taxes	87,453	31,875	76,027
Net income	142,922	50,716	99,860
Net income attributable to noncontrolling interests	5,411	5,165	4,455
Net income attributable to VCA Antech, Inc.	$137,511	$45,551	$95,405
Basic earnings per share	$1.55	$0.52	$1.10
Diluted earnings per share	$1.53	$0.51	$1.09
Weighted-average shares outstanding for basic earnings per share	88,621	87,681	86,606
Weighted-average shares outstanding for diluted earnings per share	89,663	88,671	87,394

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income(1)	$142,922	$50,716	$99,860
Other comprehensive income:
Foreign currency translation adjustments	(7,999)	1,429	(319)
Other comprehensive (loss) income	(7,999)	1,429	(319)
Total comprehensive income	134,923	52,145	99,541
Comprehensive income attributable to noncontrolling interests(1)	5,449	5,165	4,455
Comprehensive income attributable to VCA Antech, Inc.	$129,474	$46,980	$95,086

(1)	Includes $3.3 million, $2.5 million and $2.0 million for 2013, 2012 and 2011, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2010	86,179	$86	$347,848	$650,253	$737	$10,561	$1,009,485
Net income (excludes $1,555 and $450 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	95,405	—	2,450	97,855
Other comprehensive loss	—	—	—	—	(319)	—	(319)
Distribution to noncontrolling interests	—	—	—	—	—	(1,952)	(1,952)
Purchase of noncontrolling interests	—	—	263	—	—	(985)	(722)
Share-based compensation	—	—	10,773	—	—	—	10,773
Issuance of common stock under stock incentive plans	731	1	3,998	—	—	—	3,999
Stock repurchases	(114)	—	(2,673)	—	—	—	(2,673)
Excess tax benefit from stock options	—	—	1,708	—	—	—	1,708
Tax shortfall and other from stock options and awards	—	—	(202)	—	—	—	(202)
Balances, December 31, 2011	86,796	87	361,715	745,658	418	10,074	1,117,952
Net income (excludes $962 and $1,555 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	45,551	—	2,648	48,199
Other comprehensive income	—	—	—	—	1,429	—	1,429
Distribution to noncontrolling interests	—	—	—	—	—	(1,832)	(1,832)
Share-based compensation	—	—	14,087	—	—	—	14,087
Issuance of common stock under stock incentive plans	1,506	1	9,532	—	—	—	9,533
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	(403)	—	(8,216)	—	—	—	(8,216)
Excess tax benefit from stock options	—	—	2,868	—	—	—	2,868
Tax shortfall and other from stock options and awards	—	—	(127)	—	—	—	(127)
Balances, December 31, 2012	88,372	88	390,359	791,209	1,847	10,890	1,194,393
Net income (excludes $1,233 and $2,003 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	137,511	—	2,175	139,686
Other comprehensive loss (excludes $44 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(8,037)	(6)	(8,043)
Formation of noncontrolling interests	—	—	—	—	—	3,336	3,336
Distribution to noncontrolling interests	—	—	—	—	—	(1,886)	(1,886)
Purchase of noncontrolling interests	—	—	(785)	—	—	(4,309)	(5,094)
Share-based compensation	—	—	14,104	—	—	—	14,104
Issuance of common stock under stock incentive plans	1,559	2	17,231	—	—	—	17,233
Stock repurchases	(1,423)	(1)	(39,366)	—	—	—	(39,367)
Excess tax benefit from stock options	—	—	3,446	—	—	—	3,446
Tax shortfall and other from stock options and awards	—	—	(268)	—	—	—	(268)
Balances, December 31, 2013	88,508	$89	$384,721	$928,720	$(6,190)	$10,200	$1,317,540

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$142,922	$50,716	$99,860
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	—	123,573	21,310
Depreciation and amortization	77,409	76,227	56,988
Amortization of debt issue costs	1,245	1,278	1,445
Provision for uncollectible accounts	7,360	6,396	6,742
Debt retirement costs	—	—	2,764
Business combination adjustment gain	—	(5,719)	—
Net loss on sale of assets	2,455	1,310	382
Share-based compensation	14,104	14,087	10,773
Deferred income taxes	18,064	(33,398)	19,552
Excess tax benefits from exercise of stock options	(3,446)	(2,868)	(1,708)
Other	(377)	(584)	(637)
Changes in operating assets and liabilities:
Trade accounts receivable	(11,048)	1,640	(14,107)
Inventory, prepaid expenses and other assets	(7,134)	(10,329)	(12,297)
Accounts payable and other accrued liabilities	557	3,640	(5,415)
Accrued payroll and related liabilities	6,502	7,181	4,583
Income taxes	7,759	4,103	816
Net cash provided by operating activities	256,372	237,253	191,051
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(52,688)	(134,916)	(205,794)
Real estate acquired in connection with business acquisitions	(5,328)	(5,337)	(1,900)
Property and equipment additions	(73,270)	(76,807)	(63,485)
Proceeds from sale of assets	7,096	115	465
Other	(2,541)	(2,313)	(596)
Net cash used in investing activities	(126,731)	(219,258)	(271,310)

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Repayment of debt	(41,129)	(60,775)	(98,990)
Proceeds from the issuance of long-term debt	—	50,000	150,000
Payment of financing costs	—	(122)	(2,944)
Proceeds from revolving credit facility	—	50,000	50,000
Repayment of revolving credit facility	—	(50,000)	(50,000)
Distributions to noncontrolling interest partners	(4,866)	(4,481)	(3,277)
Purchase of noncontrolling interests	(6,581)	—	—
Proceeds from issuance of common stock under stock incentive plans	17,233	9,533	3,999
Excess tax benefits from exercise of stock options	3,446	2,868	1,708
Stock repurchases	(39,367)	(8,159)	(2,673)
Other	(749)	(2,378)	(819)
Net cash (used in) provided by financing activities	(72,013)	(13,514)	47,004
Effect of currency exchange rate changes on cash and cash equivalents	(1,034)	303	(220)
Increase (decrease) in cash and cash equivalents	56,594	4,784	(33,475)
Cash and cash equivalents at beginning of year	68,435	63,651	97,126
Cash and cash equivalents at end of year	$125,029	$68,435	$63,651
Supplemental disclosures of cash flow information:
Interest paid	$16,422	$15,407	$15,088
Income taxes paid	$61,825	$61,481	$55,660
Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$75,445	$220,526	$254,781
Fair value of pre-existing investment in AVC	—	(11,850)	—
Noncontrolling interest	(6,936)	(8,161)	—
Cash paid for acquisitions, net of acquired cash	(52,688)	(134,916)	(203,996)
Assumed debt	(2,360)	(25,915)	(26,048)
Issuance of common stock for acquisitions	—	(10,500)	—
Contingent consideration	(1,285)	(1,306)	(560)
Holdbacks	(1,092)	(3,475)	(1,500)
Liabilities assumed	$11,084	$24,403	$22,677

Other non-cash items:
Capital lease additions	$21,668	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”) and Vetstreet.

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2013, we operated or managed 609 animal hospitals throughout 41 states and four Canadian provinces.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2013, we operated 56 laboratories of various sizes located strategically throughout the United States and Canada.

Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.

Our Vetstreet business provides online and print communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals.

2.	Summary of Significant Accounting Policies

a.    Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and include the accounts of our parent company, all majority-owned subsidiaries where we have control, certain fifty-percent owned subsidiaries where we possess the power to direct or cause the direction of management and policies and certain veterinary medical groups to which we provide services as discussed below. We have eliminated all intercompany transactions and balances in consolidation.

We provide management and other administrative services to certain veterinary practices in states and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and Canadian provinces, we provide management and other administrative services to the veterinary medical practices. At December 31, 2013, we operated 176 animal hospitals in 15 of these states and 52 animal hospitals in four Canadian provinces, under management agreements with these veterinary practices. Pursuant to the management agreements, the veterinary medical practices are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state or province.

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

d.    Revenue and Related Cost Recognition

General

We recognize revenue, barring other facts, when the following revenue recognition criteria are met:

•	persuasive evidence of a sales arrangement exists;

•	delivery of goods has occurred or services have been rendered;

•	the sales price or fee is fixed or determinable; and

•	collectability is reasonably assured.

Revenue is reported net of sales discounts and excludes sales taxes.

We generally recognize revenue and costs as follows:

•	For non-contractual services provided by our business units, at the time services are rendered.

•	For the sale of merchandise, when delivery of the goods has occurred.

•
For services under defined support and maintenance contracts, on a straight-line basis over the contractual period, recognizing costs as incurred; these services include, but are not limited to, technical support, when-and-if available product updates for software and extended warranty coverage.

•
For the sale of our digital radiography imaging equipment and ultrasound imaging equipment sold on a standalone basis, at the time title and risk of loss transfers to the customer, which is generally upon delivery or upon installation and customer acceptance if required per the sale arrangement.

•	For the sale of reminder cards, when shipment has occurred.

Multiple Element Arrangements

We account for revenue for certain bundled products and services as follows:

•
Sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price for each deliverable is based on

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. For elements where VSOE is available, VSOE of fair value is based on the price for those products and services when sold separately by us or the price established by management with the relevant authority. TPE of selling price is the price of our, or any of our competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. ESP is generally calculated based upon multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, we may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. We exercise significant judgment to evaluate the relevant facts and circumstances in calculating the ESP of the deliverables in our arrangements.

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

In domestic markets we have VSOE for our post-contract customer support (“PCS”) as the support package is sold on a stand-alone basis. Our PCS agreements normally include a warranty on the receptor plate and technical support on the software elements. In foreign markets however, we do not have VSOE or TPE on the receptor plate warranties, accordingly we use the ESP.

In certain transactions we sell our ultrasound imaging equipment and related services together with our DR imaging equipment and related services. In these transactions, we account for each item under its respective literature and allocate revenue based upon the relative selling prices.

In certain transactions with pharmaceutical companies we sell subscriptions to our portal products together with other marketing related services. We account for these arrangements under the multiple-deliverable accounting, mentioned above; with the arrangement consideration allocated using the relative selling prices.

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

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

As a result of these policies, we have deferred revenue and costs at December 31, 2013 and 2012 consisting of the following (in thousands):

	2013	2012
Deferred equipment revenue(1)	$811	$735
Deferred fixed-priced support or maintenance contract revenue	3,854	3,383
Other deferred revenue(2)	6,578	6,828
Total deferred revenue	11,243	10,946
Less current portion included in other accrued liabilities	11,190	10,811
Long-term portion of deferred revenue included in other liabilities	$53	$135
Current portion of deferred costs included in prepaid expenses and other	$502	$709
Long-term portion of deferred costs included in other assets	698	1,099
Total deferred costs(3)	$1,200	$1,808

(1)
Represents amounts received for sales arrangements that include equipment, hardware, software and PCS. See above discussion for the accounting guidance pertaining to revenue recognition — multiple-deliverable transactions.

(2)	Represents amounts received in advance for services.

(3)	Represents costs related to warranties, equipment and hardware included in deferred equipment revenue.

Customer Loyalty Programs

We record reductions to revenue related to customer incentive programs, which include various forms of cash consideration. Incentives may be provided in the form of credits, coupons or loans and are earned by clients upon entering into an agreement to purchase products or services in future periods while maintaining defined volume purchase or utilization levels. These incentives are capitalized and recognized as a reduction to revenue over the term of the customer agreement. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2013, 2012 and 2011, we did not have any impaired customer acquisition costs.

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

We develop and implement new software to be used internally, or enhance our existing internal software. We develop the software using our own employees and/or outside consultants. We capitalize software development costs when application development begins, it is probable that the project will be completed, and the software will be used as intended. We expense costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities as we incur these costs. The capitalized costs are amortized over the expected useful lives of the software. Costs related to upgrades or enhancements of existing systems are capitalized if the modifications result in additional functionality.

Depreciation and amortization are recognized on the straight-line method over the following estimated useful lives:

Buildings and improvements	5 to 40 years
Leasehold improvements	Lesser of lease term or 15 years
Furniture and equipment	3 to 10 years
Software	3 to 10 years
Equipment held under capital leases	5 to 10 years

Depreciation and amortization expense, including the amortization of property under capital leases, in 2013, 2012 and 2011 was $56.5 million, $53.5 million and $43.6 million, respectively.

Property and equipment at December 31, 2013 and 2012 consisted of (in thousands):

	2013	2012
Land	$58,545	$56,162
Building and improvements	142,099	137,614
Leasehold improvements	176,487	140,944
Furniture and equipment	272,820	243,429
Software	42,524	32,676
Buildings held under capital leases	59,555	30,550
Equipment held under capital leases	835	849
Construction in progress	9,999	35,683
Total property and equipment	762,864	677,907
Less — accumulated depreciation and amortization	(314,498)	(274,463)
Total property and equipment, net	$448,366	$403,444

Accumulated amortization on buildings and equipment held under capital leases amounted to $13.7 million and $10.5 million at December 31, 2013 and 2012, respectively.

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

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

j.    Goodwill

Goodwill represents the excess of the consideration transferred over the net of the fair value of identifiable assets acquired and liabilities assumed in a business combination.

Impairment testing for goodwill is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). In accordance with the FASB’s accounting guidance pertaining to goodwill and other intangibles, we have determined that we have four reporting units: Animal Hospital, Laboratory, Medical Technology and Vetstreet. Annually, or sooner if circumstances indicate an impairment may exist, we estimate the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired.

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

We recorded impairment charges in 2012 related to our Vetstreet reporting unit and in 2011 related to our Medical Technology reporting unit. For additional information related to goodwill impairment, see Note 5, Goodwill.

Our estimated reporting unit fair values are calculated using valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. These valuation methods involve the use of significant assumptions and estimates such as forecasted growth rates, valuation multiples, the weighted-average cost of capital, and risk premiums. Consumer spending habits for our business are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. We believe these factors have and may continue to impact consumer spending for our products and services. Deterioration in consumer spending habits for our business would negatively impact the value of our reporting units and could result in additional goodwill impairment. Any potential impairment charge could be material and would be reflected as expense in our consolidated statements of income. We provide no assurance that forecasted growth rates, valuation multiples, and discount rates will not deteriorate in the near term. We will continue to analyze changes to these assumptions in future periods. We adopted the end of October as our annual impairment testing date. Our October 31, 2013 impairment test indicated that the fair value of each reporting unit exceeded its carrying amount and therefore step two of the two-step impairment test was unnecessary. Our October 31, 2012 impairment test, however, indicated that we had a $99.5 million goodwill impairment related to our Vetstreet reporting unit. Our determination in 2012 that the fair value of the reporting unit was less than carrying value was based upon changes in our estimate of forecasted cash flows related to changes in both our overall business strategy and the overall competitive environment. The Vetstreet and Medical Technology reporting units are each included in the “All Other” category of our disclosures in Note 15, Lines of Business.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

k.    Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2013 and 2012, as follows (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$109,842	$(41,895)	$67,947	$110,404	$(36,605)	$73,799
Covenants not-to-compete	8,843	(4,661)	4,182	12,707	(7,357)	5,350
Favorable lease asset	7,458	(4,373)	3,085	7,228	(3,866)	3,362
Technology	5,240	(3,015)	2,225	6,588	(4,179)	2,409
Trademarks	13,115	(4,194)	8,921	12,494	(3,001)	9,493
Contracts	608	(305)	303	956	(570)	386
Client lists	50	(42)	8	50	(26)	24
Total	$145,156	$(58,485)	$86,671	$150,427	$(55,604)	$94,823

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

Our October 31, 2012 impairment test indicated that we had a $22.9 million intangible asset impairment related to non-contractual customer relationships, technology, trademarks and contracts related to Vetstreet. Our determination in 2012 that the fair value of the intangible assets was less than carrying value was based upon changes in our estimate of forecasted cash flows related to changes in both our overall business strategy and the overall competitive environment as mentioned above. The fair values of the impaired intangibles were calculated utilizing valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. The impairment is included under the caption "Impairment of goodwill and other long-lived assets" in our consolidated income statement.

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual hospital customer relationships	5 years
Non-contractual laboratory customer relationships	20 to 25 years
All other non-contractual customer relationships	3 to 10 years
Covenants not-to-compete	2 to 25 years
Favorable lease asset	1 to 18 years
Technology	5 to 7 years
Trademarks	2 to 10 years
Contracts	6 years
Client lists	3 years

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Aggregate amortization expense	$20,934	$22,731	$13,391

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2013 is as follows (in thousands):

2014	$21,342
2015	18,999
2016	15,689
2017	9,321
2018	5,649
Thereafter	15,671

Total	$86,671

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

We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2013 and 2012.

m.    Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2013 and December 31, 2012. The notes bear interest at rates varying from 2.6% to 8.0% per annum.

n.    Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.2 million and $1.3 million at December 31, 2013 and 2012, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

o.    Fair Value of Financial Instruments and Concentration of Risk

The carrying amount reported in our consolidated balance sheets for cash, cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. Our policy is to place our cash and cash equivalents in highly-rated financial instruments and institutions,which we believe mitigates our credit risk. Concentration of credit risk with respect to accounts receivable is limited due to the diversity of our customer base. We routinely review the collection of our accounts receivable and maintain an allowance for potential credit losses, but historically have not experienced any significant losses related to an individual customer or groups of customers in a geographic area.

 Our operations depend, in some cases, on the ability of single source suppliers or a limited number of suppliers, to deliver products and supplies on a timely basis. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring products and supplies in the quantities and of the quality needed. Shortages in the availability of products and supplies for an extended period of time could have a negative impact on our operating results.

p.    Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $25.4 million, $25.3 million and $25.2 million for 2013, 2012 and 2011, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $5.9 million, $7.6 million and $3.2 million for 2013, 2012 and 2011, respectively.

q.    Insurance and Self-Insurance

We use a combination of insurance and self-insurance with high-retention or high-deductible provisions for a number of risks, including workers’ compensation, general liability, property insurance and our group health insurance benefits.

Liabilities associated with these risks are estimated based on an undiscounted basis by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

r.    Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2013 and 2012 were approximately $73,000 and $70,000, respectively.

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

	For Years Ended December 31,
	2013	2012	2011
Net income attributable to VCA Antech, Inc.	$137,511	$45,551	$95,405
Weighted average common shares outstanding:
Basic	88,621	87,681	86,606
Effect of dilutive potential common stock:
Stock options	305	479	560
Non-vested shares and units	737	511	228
Diluted	89,663	88,671	87,394
Basic earnings per common share	$1.55	$0.52	$1.10
Diluted earnings per common share	$1.53	$0.51	$1.09

For the years ended December 31, 2013, 2012 and 2011, potential common shares of 43,300, 1.0 million and 1.2 million, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

u.    Acquisitions

We account for acquisitions based upon the provisions of the FASB’s accounting guidance on business combinations. Accordingly, acquisitions are accounted for at fair value under the acquisition method of accounting. Acquisition costs are expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

v.    Litigation

We are party to various claims and lawsuits arising in the normal course of business. We closely monitor these claims and lawsuits and frequently consult with our legal counsel to determine whether they may, when resolved, have a material adverse effect on our financial position or results of operations and accrue and/or disclose loss contingencies as appropriate.

w.   Corrections

During 2013, we recorded a $2.8 million immaterial out-of-period non-cash physical inventory adjustment in our Animal Hospital business segment which resulted in a debit to inventory and a credit to direct costs.

During 2012, we recorded a $3.1 million immaterial out-of-period adjustment to depreciation expense related to our acquired capital leases, which resulted in a debit to depreciation expense and a credit to property and equipment, net.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

During 2011, we recorded an immaterial out-of-period adjustment related to our deferred revenue and related deferred cost for certain equipment sales governed by revised accounting guidance related to multiple element arrangements. The correction resulted in the recognition of $4.0 million of previously deferred revenue and $3.8 million of previously deferred costs in our Medical Technology operating segment that should have been recognized in prior periods.

We have analyzed the impact of each of these items and concluded that none of the adjustments would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of errors from a quantitative and qualitative perspective. Based on such evaluation, we concluded that correcting the errors would not have had a material impact on any individual prior period presented in the 2013 Form 10-K nor would it have affected the trend of financial results. As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

3.	Related Party Transactions

a.   Transactions with ThinkPets Inc. (formerly known as Zoasis Corporation)

On February 1, 2012, we acquired 100% interest in ThinkPets, Inc., for $21 million, payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. The number of shares of VCA common stock were determined based on the daily volume weighted-average closing sales price of the VCA common stock for the 10 consecutive trading days ending on the trading day immediately preceding the acquisition. At the time of the acquisition, Bob Antin, our CEO and Chairman of the Board, owned 54% of the common stock of ThinkPets, and served as a director of ThinkPets, and Art Antin, our Chief Operating Officer, owned 8% of the common stock of ThinkPets.

b.  Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2013, 2012 and 2011. The amount paid by our company to Akin for these legal services was approximately $375,000, $551,000 and $1.6 million in 2013, 2012 and 2011, respectively.

c.    Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $13.0 million, $13.1 million and $28.2 million in 2013, 2012 and 2011, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with VetSource in the form of promissory note. Our commitment under the revolving credit agreement is to loan up to $471,600, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2013, we loaned VetSource $275,000.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals, animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For the Years Ended December 31,
	2013	2012	2011
Animal hospitals:
Acquisitions (1), excluding AVC in 2012 and BrightHeart in 2011	20	35	18
AVC (1)	—	44	—
BrightHeart(1)	—	—	9
New facilities	—	1	—
Acquisitions relocated into our existing animal hospitals	(2)	(6)	(3)
Sold, closed or merged	(18)	(6)	(11)
Total	—	68	13
Laboratories:
Acquisitions	1	1	1
Acquisitions relocated into our existing laboratories	—	(1)	—
New facilities	—	2	2
Total	1	2	3

(1)	Associate Veterinary Clinics (1981) LTD ("AVC") was acquired on January 31, 2012 and BrightHeart Veterinary Centers (“BrightHeart") was acquired on July 11, 2011.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions, excluding AVC and BrightHeart

The following table summarizes the aggregate consideration, including acquisition costs, paid by us for our acquired animal hospitals and laboratories, excluding AVC and BrightHeart, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2013	2012	2011
Consideration:
Cash	$52,688	$78,629	$34,243
Assumed debt	2,360	—	—
Holdback	1,092	2,425	1,500
Contingent consideration	1,285	1,306	79
Fair value of total consideration transferred	$57,425	$82,360	$35,822
Allocation of the Purchase Price:
Tangible assets	$14,779	$3,515	$1,237
Identifiable intangible assets	15,001	14,718	6,414
Goodwill(1)	45,665	64,253	28,171
Notes payable and other liabilities assumed	(11,084)	(126)	—
	$64,361	$82,360	$35,822
Noncontrolling interest	(6,936)	—	—
Total	$57,425	$82,360	$35,822

(1)	We expect that $15.0 million, $60.4 million and $26.4 million of the goodwill recorded in 2013, 2012 and 2011, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $5.3 million, $5.3 million and $1.9 million in 2013, 2012, and 2011, respectively.

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

The following table summarizes the total investment and final allocation of the investment in AVC (in thousands):

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

(2)	We expected that $362,000 of the goodwill recognized would be fully deductible for income tax purposes.

2011 BrightHeart Acquisition

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

(2)	We expected that $38.8 million of the goodwill recognized would be fully deductible for income tax purposes.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Other Acquisitions

2012 ThinkPets, Inc. ("ThinkPets")

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

(2)	We expected that $821,000 of the goodwill recognized would be fully deductible for income tax purposes.

Our ThinkPets business is reported within our “All Other” category in our segment disclosures combined with our Medical Technology and Vetstreet operating segments.

2011 MediMedia Animal Health, LLC (“Vetstreet”)

On August 9, 2011, we acquired 100% of the ownership interests of Vetstreet, a provider of online and printed communications, professional education and marketing solutions to the veterinary community. The acquisition of Vetstreet expanded the breadth of our product offerings to the veterinary community. We acquired Vetstreet for a final purchase price of $146.4 million, net of cash acquired. The following table summarizes the final purchase price and final allocation of the purchase price (in thousands):

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

(2)	We expected that all of the goodwill recognized would be fully deductible for income tax purposes.

Our Vetstreet business is reported within our “All Other” category in our segment disclosures combined with our Medical Technology operating segment.

Pro Forma Information (unaudited)

The following unaudited pro forma financial information for the years ended December 31, 2013 and 2012 presents, (i) the actual results of operations of our 2013 acquisitions and (ii) the combined results of operations for our company and our 2013 acquisitions as if those acquisitions had been completed on January 1, 2012, the first day of the comparable prior annual reporting period. The pro forma financial information considers principally (i) our company’s financial results, (ii) the unaudited historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2012. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior annual reporting period.

In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
	(Unaudited)
(In thousands):
Actual from acquisition date to December 31, 2013	12,615	1,350
2013 supplemental pro forma from January 1, 2013 to December 31, 2013(1)	1,837,872	138,621
2012 supplemental pro forma from January 1, 2012 to December 31, 2012(1)	1,819,693	47,385

(1)	2013 supplemental pro forma net income was adjusted to exclude $869,000 of acquisition-related costs incurred in 2013. 2012 supplemental pro forma net income was adjusted to include these charges.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2013 and 2012 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2011
Goodwill	$1,035,401	$96,810	$126,706	$1,258,917
Accumulated Impairment losses	—	—	(21,310)	(21,310)
Subtotal	1,035,401	96,810	105,396	1,237,607
Goodwill acquired	143,926	34	12,155	156,115
Goodwill impairment	—	—	(99,501)	(99,501)
Foreign translation adjustment	1,281	17	—	1,298
Other (1)	(3,260)	—	(1,028)	(4,288)
Balance as of December 31, 2012
Goodwill	1,177,348	96,861	137,833	1,412,042
Accumulated Impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,177,348	96,861	17,022	1,291,231
Goodwill acquired	45,615	50	—	45,665
Foreign translation adjustment	(5,651)	(40)	—	(5,691)
Other(1)	(731)	—	443	(288)
Balance as of December 31, 2013
Goodwill	1,216,581	96,871	138,276	1,451,728
Accumulated Impairment losses	—	—	(120,811)	(120,811)
Subtotal	$1,216,581	$96,871	$17,465	$1,330,917

(1)
In 2013, "Other" primarily includes measurement period adjustments and a write-off related to a sale of an animal hospital. In 2012, "Other" includes acquisition-price adjustments, which consist primarily of an adjustment related to capital leases and buy outs of noncontrolling interest partners.

Goodwill Impairment Charges

2012 Charge

Impairment testing for goodwill is performed at least annually. We perform our annual impairment test as of October 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We performed our annual test of goodwill as of October 31, 2012 for all of our reporting units. We determined that each of our reporting unit's fair value exceeded their respective carrying values with the exception of our Vetstreet reporting unit. Management ultimately determined that there was impairment to Vetstreet's goodwill primarily due to (i) less than anticipated financial performance for fiscal 2012, including with respect to revenue and operating cash flow, and (ii) new revenue and operating profit growth projections that were significantly lower than previous projections. Accordingly, we recorded a $99.5 million impairment charge during the fourth quarter of 2012.

Revenue and operating profit growth projections were lowered as a result of continued operational delays in part due to our upgrading and migration of Vetstreet's information technology systems from their former parent to ours. Corporate data center. Additionally, we have changed Vetstreet's overall business strategy to better accommodate the needs of the veterinary community. The projected cash flows under our revised strategy were significantly lower than under our

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill, continued

previous plan. Finally, our revised forecast reflected the impact of new well-capitalized entrants to this business which resulted in increased competition.

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and Step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as an impairment.

In performing Step one of the impairment test, we estimated the fair value of the reporting unit using a combination of the income and market approaches with greater emphasis placed on the income approach, for purposes of estimating the total enterprise value.

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

Based on the above analysis, it was determined that the carrying value of the Vetstreet reporting unit including goodwill exceeded the fair value of the reporting unit, requiring us to perform step two of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing step two of the goodwill impairment test, we compared the implied fair value of the reporting unit's goodwill to its carrying value of goodwill. This test resulted in a non-cash, goodwill impairment charge of $99.5 million ($60.6 million after-tax), which was recognized during the three months ended December 31, 2012. This charge had no impact on our cash flows or our compliance with debt covenants.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.

We based our fair value estimates on assumptions that we believe to be reasonable but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for our business. Our estimates assumed that revenues would decline into the foreseeable future. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated operating results are not correct, we may be required to record goodwill impairment charges in future periods.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2013	2012
Deferred revenue	$11,190	$10,811
Accrued health insurance	5,479	6,409
Deferred rent	4,331	3,604
Accrued other insurance	4,381	3,799
Miscellaneous accrued taxes (1)	2,804	3,485
Accrued workers' compensation	3,267	3,570
Holdbacks and earn-outs	3,040	3,599
Customer deposits	3,075	3,140
Accrued consulting fees	3,028	3,114
Accrued lease payments	2,547	888
Other	15,620	14,712
	$58,762	$57,131

(1) Includes property, sales, and use taxes.

7.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2013 and 2012 (in thousands):

		2013	2012
Senior term notes	Notes payable, maturing in 2016, secured by assets, variable interest rate (1.92% and 1.96% at 2013 and 2012, respectively)	556,914	592,422
Revolving credit	Revolving line of credit, maturing in 2016, secured by assets, variable interest rate	—	—
Secured seller notes	Notes payable matures in 2014, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	266
	Total debt obligations	557,144	592,688
	Capital lease obligations	62,501	37,955
		619,645	630,643
	Less — current portion	(51,087)	(39,002)
		$568,558	$591,641

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2013 are presented below (in thousands):

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued

	Debt Obligations	Capital Lease Obligations	Total
2014	$47,574	$3,515	$51,089
2015	51,289	3,419	54,708
2016	458,281	3,171	461,452
2017	—	3,490	3,490
2018	—	3,805	3,805
Thereafter	—	45,101	45,101
Total	$557,144	$62,501	$619,645

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

On January 25, 2012, we executed an amendment (the "First Amendment") to our Amended and Restated Credit and Guaranty Agreement entered into as of August 16, 2011 (our "Senior Credit Facility"). On January 24, 2012, we issued new term loans in the aggregate principal amount of $50.0 million. The First Amendment replenished the aggregate principal amount of uncommitted incremental facilities by $50.0 million, permitting us to request up to an aggregate principal amount of $100.0 million in uncommitted incremental facilities. The funds borrowed from the Incremental Facility were used to fully repay amounts borrowed to fund an additional investment in AVC on February 1, 2012. In connection with the First Amendment we incurred $122,000 in financing costs, of which approximately $47,000 were expensed as a component of selling, general and administrative expenses and $75,000 were capitalized as deferred financing costs.

Interest Rate. In general, borrowings under the senior term notes and the revolving credit facility bear interest, at our option, on either:

•
the base rate (as defined below) plus the applicable margin. The applicable margin for a base rate loan is an amount equal to the applicable margin for Eurodollar rate (as defined below) minus 1.00%; or

•
the adjusted Eurodollar rate (as defined below), plus a margin of 1.75% (Level II, see table below), per annum until the date of delivery of the compliance certificate and the financial statements, for the period ended December 31, 2013, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

Maturity and Principal Payments.    The Amended and Restated senior term notes mature on August 19, 2016. Principal payments on the senior term notes are paid quarterly in the amount of (i) $11.8 million for the two years beginning on December 31, 2013 and (ii) $15.8 million for the three quarters prior to maturity, at which time the remaining balance is due. The following table sets forth the remaining scheduled principal payments for our senior term notes (in thousands):

	2014	2015	2016	2017	2018
Senior term notes	$47,344	$51,289	$458,281	$—	$—

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 19, 2016. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2013, we had no borrowings under our revolving credit facility.

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

Debt Covenants.    The senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends on all classes of stock. At December 31, 2013, we had a fixed charge coverage ratio of 1.77 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00, and a leverage ratio of 1.81 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00.

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

At December 31, 2013, we did not have any material applicable non-recurring measurements of non-financial assets or non-financial liabilities.

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

Long-Term Debt.    The fair value of debt at December 31, 2013 and December 31, 2012 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$556,914	$556,914	$592,422	$592,422

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.	Dividends and Share Repurchase Program

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

10.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2013, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. We maintain three plans: the 1996 Stock Incentive Plan; the 2001 Stock Incentive Plan; and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2013, the sum of the shares previously issued pursuant to awards under the 2006 Plan and the shares of common stock remaining available for future issuance under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 7,789,532 shares. The number of shares of common stock remaining available for future issuance under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, canceled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2013 was 1,713,732. Outstanding options and non-vested shares granted under our plans typically vest over periods that range from three to six years, and outstanding options typically expire between five and ten years from the date of grant.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

Stock Option Activity

A summary of our stock option activity for 2013 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,776	$16.92
Granted	462	$18.94
Exercised	(966)	$9.87
Expired	(1,039)	$23.68
Forfeited/Canceled	(52)	$18.91
Outstanding at December 31, 2012	2,181	$17.20	3.1	$8,399
Granted	—	$—
Exercised	(1,043)	$16.73
Expired	(36)	$30.70
Forfeited/Canceled	(71)	$16.06
Outstanding at December 31, 2013	1,031	$17.28	3.7	$14,516
Exercisable at December 31, 2013	294	$17.06	3.7	$4,212
Vested and expected to vest at December 31, 2013.	1,014	$17.30	3.7	$14,246

There were no stock options granted during 2013. We granted 462,229 and 894,000 stock options during 2012 and 2011, respectively, which had an estimated weighted-average grant date fair value of approximately $5.48 and $5.21, respectively. The aggregate intrinsic value of our stock options exercised during 2013, 2012 and 2011 was $11.4 million, $9.9 million and $5.6 million, respectively. The actual tax benefit realized on options exercised during 2013, 2012 and 2011 was $4.5 million, $3.9 million and $2.2 million, respectively. The total fair value of options vested during 2013, 2012 and 2011 was $1.8 million, $3.1 million and $2.2 million, respectively.

The following table summarizes information about the options outstanding at December 31, 2013 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Exercisable	Weighted-Avg. Exercise Price
$15.98 - $18.94	1,031,119	3.7	$17.28	294,422	$17.06

At December 31, 2013, there was $3.4 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over 2.2 years.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis over the requisite service period. There were no options granted during 2013. The following weighted-average assumptions were used to determine the fair value of those options granted during 2012 and 2011:

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

The compensation cost charged against income for stock options was $1.8 million, $1.5 million and $1.6 million for 2013, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $687,000, $603,000 and $636,000 for 2013, 2012 and 2011, respectively.

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The outstanding non-vested stock awards to employees and executives generally vest in three or four equal annual installments starting with the first anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. A summary of our non-vested stock activity for 2013 and 2012 is as follows (in thousands, except weighted-average fair value per share):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2011	1,516	$20.76
Granted	400	$19.23
Vested	(457)	$22.17
Forfeited/Canceled	(8)	$19.03
Outstanding at December 31, 2012	1,451	$19.90
Granted	211	$29.77
Vested	(477)	$20.18
Forfeited/Canceled	(2)	$18.78
Outstanding at December 31, 2013	1,183	$21.56

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

During 2013, we granted 211,462 shares of non-vested common stock. Of these awards, 199,410 shares were granted to employees and 12,052 shares were granted to our non-employee directors. The awards to employees will vest in equal annual installments over four years. The shares awarded to our non-employee directors will vest in three equal annual installments.

Total compensation expense related to non-vested stock awards was $8.8 million, $11.4 million and $9.1 million in 2013, 2012 and 2011, respectively. The corresponding income tax benefit recognized in the income statement was $3.4 million, $4.4 million and $3.6 million for 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $16.6 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Unit Activity

Pursuant to the terms of the 2006 Equity Incentive Plan, we have also granted performance-based restricted stock units ("RSUs") to our executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during the performance periods and in accordance with the specific equity performance award agreement they were issued from. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will generally vest in equal annual installments over four years from the date of grant.

A summary of our RSU award activities for 2013 is as follows (in thousands, except weighted-average fair value per share):

	Units	Grant Date Weighted- Average Fair Value Per Unit
Outstanding at December 31, 2011	83	$22.90
Granted	308	$18.94
Vested/Paid out	(83)	$22.90
Forfeited/Canceled	—	$—
Outstanding at December 31, 2012	308	$18.94
Granted	292	$27.78
Vested/Paid out	(38)	$18.94
Forfeited/Canceled	—	$—
Outstanding at December 31, 2013	562	$23.54
Total compensation cost charged against income, related to RSU awards was $3.5 million and $1.2 million for 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $1.4 million and $468,000 for 2013 and 2012, respectively. There was no compensation cost charged against income related to RSUs in 2011. As of December 31, 2013, there was $9.2 million of total unrecognized compensation cost related to our RSU awards. This cost is expected to be recognized over a weighted-average period of over 3.5 years.

There were 292,478 and 307,989 performance based RSUs granted to our executive officers in 2013 and 2012, respectively. The RSUs earned upon achievement of performance goals are further subject to vesting where an aggregate of 25% of RSUs earned will vest in four equal annual installments starting on the applicable anniversary date. There were no RSUs granted in 2011.

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

The future minimum lease payments on operating leases at December 31, 2013 are as follows (in thousands):

2014	$69,353
2015	68,975
2016	68,466
2017	67,338
2018	65,946
Thereafter	733,705

Total	$1,073,783

Rent expense totaled $67.6 million, $66.0 million and $55.2 million in 2013, 2012 and 2011, respectively. Rental income totaled $1,049,000, $955,000 and $920,000 in 2013, 2012 and 2011, respectively.

b.    Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $13.5 million of products and services through 2016.

c.    Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $2.6 million.

In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable at each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are level 3 inputs. The changes in fair value were immaterial to our consolidated financial statements taken as a whole. We recorded $2.2 million and $1.5 million in earnout liabilities as of December 31, 2013 and 2012, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

d.    Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2013 and 2012 were $886,000 and $2.2 million, respectively, and are included in other accrued liabilities.

We paid $2.4 million, $2.7 million and $1.8 million in 2013, 2012 and 2011, respectively, to sellers for the unused portion of holdbacks.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies, continued

e.    Other Contingencies

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.

Additionally, on July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions, and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal and rest periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.

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

12.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Federal:
Current	$54,915	$51,342	$45,765
Deferred	16,150	(27,103)	17,330
	71,065	24,239	63,095
State:
Current	11,156	9,896	10,710
Deferred	3,017	(5,081)	2,222
	14,173	4,815	12,932
Foreign:
Current	3,318	4,035	—
Deferred	(1,103)	(1,214)	—
	2,215	2,821	—
	$87,453	$31,875	$76,027

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes, continued

The net deferred income tax assets (liabilities) at December 31, 2013 and 2012 are comprised of the following (in thousands):

	December 31,
	2013	2012
Current deferred income tax assets:
Accounts receivable	$6,598	$6,085
State taxes	4,333	2,471
Other liabilities and reserves	14,298	9,716
Other assets	7,042	7,119
Inventory	1,547	1,275
Valuation allowance	(4,911)	(4,087)
Total current deferred income tax assets	$28,907	$22,579
Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$28,111	$29,805
Write-down of assets	—	1,222
Start-up costs	—	335
Other assets	27,287	24,955
Intangible assets	(126,451)	(107,112)
Property and equipment	(26,393)	(22,649)
Share-based compensation	6,226	7,377
Valuation allowance	(8,879)	(9,779)
Total non-current deferred income tax (liabilities), net	$(100,099)	$(75,846)

At December 31, 2013, we had Federal net operating loss (“NOL”) carryforwards of approximately $68.5 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2032. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards. The change in valuation allowance in 2012 is related to investment-related loss carryforwards which expired in 2012. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.

Our effective tax rate was 38.9%, 41.2% and 44.3% in 2013, 2012 and 2011, respectively.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2013	2012	2011
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.2	4.1	4.9
Goodwill impairment	—	4.6	4.3
AVC gain	—	(2.6)	—
Foreign rate differential	(0.4)	(1.1)	—
Miscellaneous	0.1	1.2	0.1
	38.9%	41.2%	44.3%

We are regularly audited by federal and state tax authorities. The statute is generally open for four years for state audits. We are currently under IRS audit for the 2011 taxable year.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our consolidated income statements. Noncontrolling interest in income of subsidiaries was $5.4 million, $5.2 million and $4.5 million in 2013, 2012 and 2011, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily reedemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine) in our consolidated balance sheets. At December 31, 2013 and 2012, noncontrolling interest was $10.2 million and $10.9 million, respectively.

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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2010		$505
Noncontrolling interest expense	450
Redemption value change	557	1,007
Formation of noncontrolling interests		800
Distribution to noncontrolling interests		(424)
Adjustment to noncontrolling interests		1,223

Balance as of December 31, 2011		$3,111
Noncontrolling interest expense	$1,555
Redemption value change	37	1,592
Formation of noncontrolling interests		8,161
Distribution to noncontrolling interests		(1,714)
Currency translation adjustment		(103)
Balance as of December 31, 2012		$11,047

Noncontrolling interest expense	$2,003
Redemption value change	74	2,077
Formation of noncontrolling interests		80
Purchase of noncontrolling interests		(1,703)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(1,833)
Currency translation adjustment		44
Balance as of December 31, 2013		$9,355

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued

b.    Redeemable Noncontrolling Interests

We also enter into partnership agreements whereby the noncontrolling interest partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the minority partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests.

The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2010		$5,799
Noncontrolling interest	$840
Redemption value change	716	1,556
Formation of noncontrolling interests		510
Distribution to noncontrolling interests		(901)
Balance as of December 31, 2011		6,964

Noncontrolling interest	$806
Redemption value change	156	962
Distribution to noncontrolling interests		(935)
Balance as of December 31, 2012		6,991

Noncontrolling interest	$1,146
Redemption value change	87	1,233
Formation of noncontrolling interests		3,601
Distribution to noncontrolling interests		(1,147)
Balance as of December 31, 2013		$10,678

14.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.6 million, $1.5 million and $1.0 million in 2013, 2012 and 2011, respectively.

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business

Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in “All Other” in the following tables are our medical technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market and our Vetstreet business, which provides online and printed communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.

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

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
2013
External revenue	$1,417,908	$290,583	$91,686	$—	$3,192	$1,803,369
Intercompany revenue	—	54,248	21,054	—	(75,302)	—
Total revenue	1,417,908	344,831	112,740	—	(72,110)	1,803,369
Direct costs	1,208,781	180,952	74,139	—	(69,883)	1,393,989
Gross profit	209,127	163,879	38,601	—	(2,227)	409,380
Selling, general and administrative expense	34,133	31,915	32,941	58,922	—	157,911
Operating income (loss) before charges	174,994	131,964	5,660	(58,922)	(2,227)	251,469
Net loss (gain) on sale of assets	2,853	(77)	7	(328)	—	2,455
Operating income (loss)	$172,141	$132,041	$5,653	$(58,594)	$(2,227)	$249,014
Depreciation and amortization	$57,748	$10,251	$7,909	$3,284	$(1,783)	$77,409
Capital expenditures	$54,116	$11,148	$4,288	$5,908	$(2,190)	$73,270
Total assets at December 31, 2013	$1,854,609	$247,591	$96,245	$77,153	$(37,817)	$2,237,781
2012
External revenue	$1,331,314	$275,406	$90,616	$—	$2,306	$1,699,642
Intercompany revenue	—	52,395	22,344	—	(74,739)	—
Total revenue	1,331,314	327,801	112,960	—	(72,433)	1,699,642
Direct costs	1,142,203	176,040	74,253	—	(67,828)	1,324,668
Gross profit	189,111	151,761	38,707	—	(4,605)	374,974
Selling, general and administrative expense	30,826	29,660	37,879	58,790	—	157,155
Operating income (loss) before charges	158,285	122,101	828	(58,790)	(4,605)	217,819
Impairment of goodwill and other long-lived assets	1,216	—	122,357	—	—	123,573
Net loss (gain) on sale of assets	713	(14)	717	(106)	—	1,310
Operating income (loss)	$156,356	$122,115	$(122,246)	$(58,684)	$(4,605)	$92,936
Depreciation and amortization	$54,835	$10,141	$9,582	$3,198	$(1,529)	$76,227
Capital expenditures	$55,651	$8,334	$5,921	$9,695	$(2,794)	$76,807
Total assets at December 31, 2012	$1,648,578	$244,551	$98,159	$127,963	$(27,671)	$2,091,580
2011
External revenue	$1,150,120	$272,468	$61,736	$—	$1,037	$1,485,361
Intercompany revenue	—	44,329	18,694	—	(63,023)	—
Total revenue	1,150,120	316,797	80,430	—	(61,986)	1,485,361
Direct costs	970,310	173,007	59,459	—	(55,872)	1,146,904
Gross profit	179,810	143,790	20,971	—	(6,114)	338,457
Selling, general and administrative expense	24,342	27,864	19,136	49,770	—	121,112
Operating income (loss) before charges	155,468	115,926	1,835	(49,770)	(6,114)	217,345
Goodwill impairment	—	—	21,310	—	—	21,310
Net loss on sale of assets	327	21	27	7	—	382
Operating income (loss)	$155,141	$115,905	$(19,502)	$(49,777)	$(6,114)	$195,653
Depreciation and amortization	$40,319	$10,111	$5,022	$2,853	$(1,317)	$56,988
Capital expenditures	$45,753	$6,082	$6,448	$7,299	$(2,097)	$63,485
Total assets at December 31, 2011	$1,439,103	$232,423	$202,187	$142,793	$(21,138)	$1,995,368

VCA Antech, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The table below lists our revenue by geographic area for fiscal 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Revenue*
United States	$1,671,170	$1,589,588	$1,474,294
Canada	132,199	110,054	11,067
Total	$1,803,369	$1,699,642	$1,485,361

*Revenues are determined based on the location of the customer. Long-lived assets were not disclosed, as the amounts attributable to the Canadian operations are immaterial, as compared to total consolidated long-lived assets.

16.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2012 and ending December 31, 2013 (in thousands):

	2013 Quarter Ended				2012 Quarter Ended
	Dec. 31	Sept. 30(1)	Jun. 30	Mar. 31(2)	Dec. 31(3)	Sept. 30	Jun. 30(4)	Mar. 31(5)
Revenue	$435,453	$464,055	$465,255	$438,606	$418,192	$433,613	$438,372	$409,465
Gross profit	$87,486	$110,677	$114,294	$96,923	$81,807	$99,181	$100,607	$93,379
Operating income (loss)	$45,923	$72,039	$75,701	$55,351	$(83,553)	$61,186	$61,498	$53,805
Net income (loss)	$25,728	$41,911	$43,460	$31,823	$(57,025)	$35,642	$35,778	$36,321
Net income (loss) attributable to VCA Antech, Inc.	$24,717	$40,647	$41,662	$30,485	$(58,051)	$34,037	$34,320	$35,245
Basic earnings (loss) per common share	$0.28	$0.46	$0.47	$0.34	$(0.66)	$0.39	$0.39	$0.41
Diluted earnings (loss) per common share	$0.28	$0.45	$0.46	$0.34	$(0.66)	$0.38	$0.39	$0.40

(1)
Included in the third quarter is a non-cash physical inventory adjustment in our Animal Hospital business segment which resulted in a $2.8 million credit adjustment to direct costs, or $0.02 per diluted share.

(2)
Included in the first quarter we recorded a write-down to net realizable value of $1.8 million, or $0.01 per diluted share, related to a vacant property that was held for sale and accrued costs totaling $2.0 million, or $0.01 per diluted share related to a vacant leased property.

(3)
Included in 2012 fourth quarter operating income is a $123.6 million, non-cash goodwill and long-lived asset impairment charge, or $0.90 per diluted share. The charge is primarily related to our Vetstreet reporting unit, see Note 5, Goodwill.

(4)	Included in 2012 second quarter gross profit is a $3.1 million depreciation expense adjustment, or $0.02 per diluted share, related to acquired capital leases.

(5)	Included in 2012 first quarter net income is a $5.7 million business combination adjustment gain, or $0.06 per diluted share, related to the acquisition of AVC, see Note 4, Acquisitions.

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

VCA Antech, Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant
VCA Antech, Inc. (Parent Company)
Condensed Balance Sheets
(In thousands)

	December 31,
	2013	2012
Assets:
Investment in subsidiaries	$1,208,080	$1,078,606
Intercompany receivable	99,260	104,897
Total assets	$1,307,340	$1,183,503
Stockholders’ equity:
Common stock	$89	$88
Additional paid-in capital	384,721	390,359
Retained earnings	928,720	791,209
Accumulated other comprehensive (loss) income	(6,190)	1,847
Total stockholders’ equity	$1,307,340	$1,183,503

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)
Condensed Statements of Income
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$—	$—	$—
Direct costs	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	137,511	45,551	95,405
Income before provision for income taxes	137,511	45,551	95,405
Provision for income taxes	—	—	—
Net income	137,511	45,551	95,405
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to VCA Antech, Inc.	$137,511	$45,551	$95,405

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Antech, Inc. (Parent Company)
Condensed Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$137,511	$45,551	$95,405
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(137,511)	(45,551)	(95,405)
Increase in intercompany receivable	—	—	(3,999)
Net cash used in operating activities	—	—	(3,999)
Cash flows provided by investing activities:
Other	(17,233)	(9,533)	—
Net cash used in investing activities	(17,233)	(9,533)	—
Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	17,233	9,533	3,999
Net cash provided by financing activities	17,233	9,533	3,999
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

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

Note 2.    Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2013, 2012 and 2011, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Antech, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Other(1)	Balance at End of Period
Year ended December 31, 2013
Allowance for uncollectible accounts(2)	$16,546	$7,360	$—	$(6,325)	$121	$17,702
Year ended December 31, 2012
Allowance for uncollectible accounts(2)	$14,978	$6,396	$—	$(5,134)	$306	$16,546
Year ended December 31, 2011
Allowance for uncollectible accounts(2)	$13,801	$6,742	$—	$(6,178)	$613	$14,978

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by this reference.

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

10.3
Second Amendment to Credit & Guaranty Agreement dated April 19, 2013, by and among Vicar Operating, Inc., VCA Antech, Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, various lenders from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 25, 2013.

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

10.10*	VCA Antech, Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant's proxy statement on Schedule 14A filed on April 27, 2007.
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

10.15*
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

10.26*	Summary of Executive Officer Compensation.
10.27*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.28	VCA Antech, Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

Number	Exhibit Description
10.29	Stock Option Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.30
Restricted Stock Award Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

10.31	Restricted Stock Unit Agreement for VCA Antech, Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.32
Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.33
First Amendment to Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of March 11, 1999, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords).

10.34
Second Amendment to Lease, dated as of January 16, 2013, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 10, 2013.

10.35	Third Amendment to Lease, dated as of December 23, 2014, by and between VCA Antech, Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz and Judy Rosenberg (Landlords).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

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

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and	February 28, 2014
Robert L. Antin	Chief Executive Officer

/s/ Tomas W. Fuller	Chief Financial Officer, Principal	February 28, 2014
Tomas W. Fuller	Accounting Officer, Vice President
and Secretary

/s/ John M. Baumer	Director	February 28, 2014
John M. Baumer

/s/ John Heil	Director	February 28, 2014
John Heil

/s/ Frank Reddick	Director	February 28, 2014
Frank Reddick

/s/ John B. Chickering, Jr.	Director	February 28, 2014
John B. Chickering, Jr.

*By:		Director
Attorney-in-Fact