Form 10-Q
period 2014-03-31
VCA ANTECH INC
filed 2014-05-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 88,302,956 shares as of May 5, 2014.

VCA Antech, Inc. and Subsidiaries
Form 10-Q
March 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$137,288	$125,029
Trade accounts receivable, less allowance for uncollectible accounts of $17,359 and $17,702 at March 31, 2014 and December 31, 2013, respectively	64,520	59,900
Inventory	54,227	55,067
Prepaid expenses and other	23,713	25,417
Deferred income taxes	29,075	28,907
Prepaid income taxes	454	15,434
Total current assets	309,277	309,754
Property and equipment, net	449,434	448,366
Goodwill	1,340,054	1,330,917
Other intangible assets, net	85,128	86,671
Notes receivable, net	3,225	3,454
Deferred financing costs, net	2,683	2,987
Other	60,130	55,632
Total assets	$2,249,931	$2,237,781
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$50,839	$51,087
Accounts payable	36,240	36,962
Accrued payroll and related liabilities	63,535	57,337
Other accrued liabilities	54,830	58,762
Total current liabilities	205,444	204,148
Long-term debt, less current portion	555,592	568,558
Deferred income taxes	100,033	100,099
Other liabilities	35,953	36,758
Total liabilities	897,022	909,563
Commitments and contingencies
Redeemable noncontrolling interests	11,052	10,678
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Antech, Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 88,288 and 88,508 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	88	89
Additional paid-in capital	380,267	384,721
Retained earnings	962,763	928,720
Accumulated other comprehensive loss	(11,283)	(6,190)
Total VCA Antech, Inc. stockholders’ equity	1,331,835	1,307,340
Noncontrolling interests	10,022	10,200
Total equity	1,341,857	1,317,540
Total liabilities and equity	$2,249,931	$2,237,781

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$449,507	$438,606
Direct costs	348,056	341,683
Gross profit	101,451	96,923
Selling, general and administrative expense	41,440	39,846
Net (gain) loss on sale or disposal of assets	(1,221)	1,726
Operating income	61,232	55,351
Interest expense, net	4,167	4,307
Other income	(53)	(9)
Income before provision for income taxes	57,118	51,053
Provision for income taxes	22,203	19,230
Net income	34,915	31,823
Net income attributable to noncontrolling interests	872	1,338
Net income attributable to VCA Antech, Inc.	$34,043	$30,485
Basic earnings per share	$0.39	$0.34
Diluted earnings per share	$0.38	$0.34
Weighted-average shares outstanding for basic earnings per share	88,338	88,400
Weighted-average shares outstanding for diluted earnings per share	89,421	89,379

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income(1)	$34,915	$31,823
Other comprehensive income:
Foreign currency translation adjustments	(5,521)	(2,744)
Other comprehensive loss	(5,521)	(2,744)
Total comprehensive income	29,394	29,079
Comprehensive income attributable to noncontrolling interests(1)	444	1,338
Comprehensive income attributable to VCA Antech, Inc.	$28,950	$27,741
 ____________________________

(1)
Includes approximately $0.5 million and $0.7 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $238 and $473 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	30,485	—	627	31,112
Other comprehensive loss	—	—	—	—	(2,744)	—	(2,744)
Distribution to noncontrolling interests	—	—	—	—	—	(452)	(452)
Purchase of noncontrolling interests	—	—	(470)	—	—	(4,082)	(4,552)
Share-based compensation	—	—	3,770	—	—	—	3,770
Issuance of common stock under stock incentive plans	128	—	1,876	—	—	—	1,876
Stock repurchases	(6)	—	(59)	—	—	—	(59)
Excess tax benefit from stock options	—	—	62	—	—	—	62
Tax benefit and other from stock options and awards	—	—	26	—	—	—	26
Balances, March 31, 2013	88,494	$88	$395,564	$821,694	$(897)	$6,983	$1,223,432

Balances, December 31, 2013	88,508	$89	$384,721	$928,720	$(6,190)	$10,200	$1,317,540
Net income (excludes $151 and $368 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	34,043	—	353	34,396
Other comprehensive loss (excludes $318 related to mandatorily redeemable noncontrolling interests).	—	—	—	—	(5,093)	(110)	(5,203)
Dissolution of noncontrolling interests	—	—	—	—	—	81	81
Distribution to noncontrolling interests	—	—	—	—	—	(502)	(502)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	4,544	—	—	—	4,544
Issuance of common stock under stock incentive plans	87	—	372	—	—	—	372
Stock repurchases	(307)	(1)	(9,792)	—	—	—	(9,793)
Excess tax benefit from stock options	—	—	392	—	—	—	392
Balances, March 31, 2014	88,288	$88	$380,267	$962,763	$(11,283)	$10,022	$1,341,857

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$34,915	$31,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,767	18,239
Amortization of debt issue costs	304	314
Provision for uncollectible accounts	890	1,093
Net (gain) loss on disposal of assets	(1,221)	1,726
Share-based compensation	4,544	3,770
Deferred income taxes	—	2,868
Excess tax benefit from exercise of stock options	(392)	(62)
Other	(905)	(414)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,825)	(16,126)
Inventory, prepaid expense and other assets	(1,389)	(2,491)
Accounts payable and other accrued liabilities	(3,773)	12,127
Accrued payroll and related liabilities	6,247	9,149
Income taxes	15,165	13,235
Net cash provided by operating activities	68,327	75,251
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(17,295)	(6,756)
Real estate acquired in connection with business acquisitions	—	(510)
Capital expenditures	(16,619)	(17,969)
Proceeds from sale of assets	859	177
Other	520	(115)
Net cash used in investing activities	(32,535)	(25,173)
Cash flows from financing activities:
Repayment of debt	(12,806)	(8,733)
Distributions to noncontrolling interest partners	(1,090)	(1,197)
Purchase of noncontrolling interests	(326)	(5,032)
Proceeds from issuance of common stock under stock option plans	372	1,876
Excess tax benefit from exercise of stock options	392	62
Stock repurchases	(9,793)	(59)
Net cash used in financing activities	(23,251)	(13,083)
Effect of currency exchange rate changes on cash and cash equivalents	(282)	(144)
Increase in cash and cash equivalents	12,259	36,851
Cash and cash equivalents at beginning of period	125,029	68,435
Cash and cash equivalents at end of period	$137,288	$105,286

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Interest paid	$3,708	$3,999
Income taxes paid	$6,853	$3,808

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$18,550	$6,969
Noncontrolling interest	(855)	—
Cash paid for acquisitions, net of acquired cash	(17,295)	(6,756)
Contingent consideration	—	(53)
Holdbacks	(400)	(160)
Liabilities assumed	$—	$—

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2014
(Unaudited)

1.	Nature of Operations
Our company, VCA Antech, Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), and Vetstreet. Our operating segments are aggregated into two reportable segments “Animal Hospital” and “Laboratory”. Our Medical Technology and Vetstreet operating segments are combined in our “All Other” category. See Footnote 8, “Lines of Business” within these notes to unaudited condensed, consolidated financial statements.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2014, we operated or managed 608 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2014, we operated 57 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. For further information, refer to our consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2014 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2013
Goodwill	$1,216,581	$96,871	$138,276	$1,451,728
Accumulated impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,216,581	96,871	17,465	1,330,917
Goodwill acquired	15,115	—	—	15,115
Foreign translation adjustment	(4,030)	(23)	—	(4,053)
Other (1)	(1,925)	—	—	(1,925)
Balance as of March 31, 2014
Goodwill	1,225,741	96,848	138,276	1,460,865
Accumulated impairment losses	—	—	(120,811)	(120,811)
Subtotal	$1,225,741	$96,848	$17,465	$1,340,054
 ____________________________

(1)	"Other" primarily includes measurement period adjustments and an immaterial write-off related to a sale of an animal hospital.
Other Intangible Assets
Our acquisition related amortizable intangible assets at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$109,330	$(44,281)	$65,049	$109,842	$(41,895)	$67,947
Covenants not-to-compete	8,718	(4,361)	4,357	8,843	(4,661)	4,182
Favorable lease assets	9,537	(4,535)	5,002	7,458	(4,373)	3,085
Trademarks	12,655	(4,308)	8,347	13,115	(4,194)	8,921
Contracts	608	(326)	282	608	(305)	303
Technology	5,240	(3,153)	2,087	5,240	(3,015)	2,225
Client lists	50	(46)	4	50	(42)	8
Total	$146,138	$(61,010)	$85,128	$145,156	$(58,485)	$86,671

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended March 31,
	2014	2013
Aggregate amortization expense	$5,147	$5,044
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2014 and each of the succeeding years thereafter, as of March 31, 2014, is as follows (in thousands):

Remainder of 2014	$15,651
2015	19,094
2016	16,162
2017	9,924
2018	6,350
Thereafter	17,947
Total	$85,128

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Animal Hospitals:
Acquisitions	4	3
Acquisitions, merged	(1)	—
Sold, closed or merged	(4)	(8)
Net decrease	(1)	(5)

Laboratories:
Acquisitions	—	1
Created	1	—
Net increase	1	1

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

4.	Acquisitions, continued
Animal Hospital Acquisitions
The purchase price allocations for the acquisitions in the table below are preliminary. However, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals acquired during the three months ended March 31, 2014 and 2013, respectively, (in thousands):

	Three Months Ended March 31,
	2014	2013
Consideration:
Cash	$17,295	$6,756
Holdbacks	400	160
Earnout contingent consideration	—	53
Fair value of total consideration transferred	$17,695	$6,969

Allocation of the Purchase Price:
Tangible assets	$701	$491
Identifiable intangible assets	2,734	1,506
Goodwill (1)	15,115	4,972
Fair value of assets acquired	$18,550	$6,969
Noncontrolling interest	(855)	—
Total	$17,695	$6,969
____________________________

(1)	We expect that $10.3 million and $4.1 million of the goodwill recorded for these acquisitions, as of March 31, 2014 and 2013, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above, there were no cash payments made for real estate acquired in connection with our purchase of animal hospitals for the three months ended March 31, 2014. There were $0.5 million in cash payments made for real estate for the three months ended March 31, 2013.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Deferred revenue	$11,102	$11,190
Accrued health insurance	4,241	5,479
Deferred rent	4,023	4,331
Accrued other insurance	4,048	4,381
Miscellaneous accrued taxes(1)	3,574	2,804
Accrued workers' compensation	3,757	3,267
Holdbacks and earnouts	3,150	3,040
Customer deposits	2,830	3,075
Accrued consulting fees	3,123	3,028
Accrued lease payments	2,268	2,547
Other	12,714	15,620
	$54,830	$58,762
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
Long-Term Debt. The fair value of debt at March 31, 2014 and December 31, 2013 is based upon the ask price quoted from an external source, which is considered a Level 2 input.
The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$545,078	$545,078	$556,914	$556,914
At March 31, 2014, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

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

	Three Months Ended March 31,
	2014	2013
Net income attributable to VCA Antech, Inc.	$34,043	$30,485
Weighted-average common shares outstanding:
Basic	88,338	88,400
Effect of dilutive potential common shares:
Stock options	254	284
Nonvested shares and units	829	695
Diluted	89,421	89,379
Basic earnings per share	$0.39	$0.34
Diluted earnings per share	$0.38	$0.34

There were no potential common shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2014. For the three months ended March 31, 2013, potential common shares of 497,826 were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

8.	Lines of Business

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
The accounting policies of our segments are essentially the same as those described in the summary of significant accounting policies included in our 2013 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.
The segment information presented includes a reclassification to eliminate discounts on certain Laboratory contracts that were previously allocated to the All Other operating segment from Eliminations in the prior year financial data. These reclasses better represent the corresponding discounts and thus the operating results of our standalone entities. These changes in segment reporting only revised the presentation within the table below and did not impact our condensed, consolidated financial statements for any period presented.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

8.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended March 31, 2014
External revenue	$351,588	$74,783	$22,201	$—	$935	$449,507
Intercompany revenue	—	13,751	5,920	—	(19,671)	—
Total revenue	351,588	88,534	28,121	—	(18,736)	449,507
Direct costs	302,788	45,503	18,152	—	(18,387)	348,056
Gross profit	48,800	43,031	9,969	—	(349)	101,451
Selling, general and administrative expense	9,128	8,018	8,348	15,946	—	41,440
Operating income (loss) before sale or disposal of assets	39,672	35,013	1,621	(15,946)	(349)	60,011
Net loss (gain) on sale or disposal of assets	168	(71)	(1,184)	(134)	—	(1,221)
Operating income (loss)	$39,504	$35,084	$2,805	$(15,812)	$(349)	$61,232
Depreciation and amortization	$14,742	$2,535	$2,136	$819	$(465)	$19,767
Capital expenditures	$13,068	$1,981	$758	$1,411	$(599)	$16,619
Three Months Ended March 31, 2013
External revenue	$340,615	$73,638	$23,628	$—	$725	$438,606
Intercompany revenue	—	13,697	4,895	—	(18,592)	—
Total revenue	340,615	87,335	28,523	—	(17,867)	438,606
Direct costs	295,416	44,870	18,889	—	(17,492)	341,683
Gross profit	45,199	42,465	9,634	—	(375)	96,923
Selling, general and administrative expense	8,325	8,005	8,914	14,602	—	39,846
Operating income (loss) before sale or disposal of assets	36,874	34,460	720	(14,602)	(375)	57,077
Net loss (gain) on sale or disposal of assets	1,729	(5)	2	—	—	1,726
Operating income (loss)	$35,145	$34,465	$718	$(14,602)	$(375)	$55,351
Depreciation and amortization	$13,387	$2,507	$1,965	$819	$(439)	$18,239
Capital expenditures	$14,441	$1,918	$1,333	$640	$(363)	$17,969

At March 31, 2014
Total assets	$1,864,993	$261,178	$94,145	$70,046	$(40,431)	$2,249,931
At December 31, 2013
Total assets	$1,854,609	$247,591	$96,245	$77,153	$(37,817)	$2,237,781

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

9.	Commitments and Contingencies
We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $2.3 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $1.9 million and $2.2 million in earnout liabilities as of March 31, 2014 and December 31, 2013, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

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

Additionally, on July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech Diagnostics has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions, and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal and rest periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs.

We are vigorously defending these lawsuits. Because these lawsuits are in the initial stages, the financial impact to us, if any, cannot be predicted.

In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position.

10.	Income Taxes

The effective tax rate of income attributable to VCA for the three months ended March 31, 2014 was 39.5%, as compared to 38.9% for the year ended December 31, 2013. The increase in the effective tax rate was primarily due to a decrease in income related to our Canadian operations which are taxed at a lower rate.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

11.	Noncontrolling Interests
We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our condensed, consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our condensed, consolidated income statements. We reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine) in our condensed, consolidated balance sheets.

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a discounted cash flow technique, both of which are used as an approximation of fair value. The discounted cash flow inputs used to determine the redemption value are Level 3 and include forecasted growth rates, valuation multiples, and the weighted average cost of capital. We recognize changes in the obligation as interest cost in our condensed, consolidated statements of income.

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$11,047
Noncontrolling interest expense	$473
Redemption value change	39	512
Purchase of noncontrolling interests		(658)
Dissolution of noncontrolling interests		(358)
Distribution to noncontrolling interests		(559)
Currency translation adjustment		(219)
Balance as of March 31, 2013		$9,765

Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	$368
Redemption value change	5	373
Distribution to noncontrolling interests		(312)
Currency translation adjustment		(305)
Balance as of March 31, 2014		$9,111

b.	Redeemable Noncontrolling Interests
We also enter into partnership agreements whereby the minority partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the minority partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests in our condensed, consolidated statements of income.

VCA Antech, Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2014
(Unaudited)

11.	Noncontrolling Interests, continued
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$6,991
Noncontrolling interest expense	$212
Redemption value change	26	238
Distribution to noncontrolling interests		(186)
Balance as of March 31, 2013		$7,043

Balance as of December 31, 2013		$10,678
Noncontrolling interest expense	$303
Redemption value change	(152)	151
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(276)
Balance as of March 31, 2014		$11,052

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 9, 2014, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after May 9, 2014 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2014, our animal hospital network consisted of 608 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2014, our laboratory network consisted of 57 laboratories serving all 50 states and certain areas in Canada.

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
Executive Overview
During the three months ended March 31, 2014, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 0.5% as compared to the same period in the prior year. Our Laboratory internal revenue increased 1.9%, adjusted for one-half less billing day in 2014, as compared to the same period in the prior year. Our consolidated operating income increased 10.6%, on a 100 basis point increase in consolidated operating margin, as compared to the same period in the prior year. Our Non-GAAP consolidated operating income, excluding acquisition related amortization, increased 3.4%, on a 20 basis point increase in Non-GAAP consolidated operating margin, excluding acquisition related amortization, as compared to the same period in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from each of our operating segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase program, authorizing us to repurchase up to $125.0 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions. The extent and timing of our repurchases will depend upon market conditions, our cash requirements to fund the long-term growth investments in our business and other corporate considerations. The repurchases have been and will continue to be be funded by existing cash balances and by our revolving credit facility. The share repurchase program has no expiration date. The repurchase program may be suspended or discontinued at any time. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For the three months ended March 31, 2014, we acquired $16.0 million of annualized Animal Hospital revenue. These acquisitions are immaterial individually and accordingly, have not been separately disclosed. We currently anticipate that during the year, we will acquire $50 million to $85 million of annualized Animal Hospital revenue.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Animal Hospitals:
Beginning of period	609	609
Acquisitions	4	3
Acquisitions, merged	(1)	—
Sold, closed or merged	(4)	(8)
End of period	608	604

Laboratories:
Beginning of period	56	55
Acquired	—	1
Created	1	—
End of period	57	56

Groupe Veteri - Medic Inc.

On July 5, 2013, AVC acquired 90% of the shares of Groupe Veteri - Medic Inc. for approximately CDN $17.2 million, which included contingent consideration. Groupe Veteri - Medic operates three animal hospitals in Montreal, Quebec. The acquisition expanded AVC's presence within the Canadian market by increasing operations into a fourth province, Quebec.

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2013 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2014. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At March 31, 2014, we had $1.3 billion of goodwill, accounting for 60% of our total assets. Our goodwill represents the excess of the cost of our acquired entities over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

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
Negative changes in the undiscounted cash flows related to variables such as revenue growth rates, margins, or the discount rate could result in a decrease in the estimated fair value of our reporting units and could ultimately result in a substantial goodwill impairment charge. We monitor our reporting units on a quarterly basis and have not identified any events subsequent to December 31, 2013, which would indicate any impairment may have occurred in any of our reporting units.

Our Vetstreet reporting unit's estimated fair value, which has a carrying value of approximately $9.2 million of goodwill as of March 31, 2014, exceeded its carrying value by 10% during the 2013 testing. The fair value of the Vetstreet reporting unit was determined based upon estimated future cash flows generated by the business and market comparables. In the event that we are not able to timely deliver enhancements to our services necessary to reestablish our competitive advantage, our forecasted growth rates may not be attainable and therefore we could incur an impairment charge. We will continue to closely monitor the development of these enhancements in an effort to identify any potential expected further delays and their related impact on our impairment determination.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended March 31,
	2014	2013
Revenue:
Animal Hospital	78.2%	77.7%
Laboratory	19.7	19.9
All Other	6.3	6.5
Intercompany	(4.2)	(4.1)
Total revenue	100.0	100.0
Direct costs	77.4	77.9
Gross profit	22.6	22.1
Selling, general and administrative expense	9.2	9.1
Net (gain) loss on sale of assets	(0.2)	0.4
Operating income	13.6	12.6
Interest expense, net	0.9	1.0
Income before provision for income taxes	12.7	11.6
Provision for income taxes	4.9	4.4
Net income	7.8	7.2
Net income attributable to noncontrolling interests	0.2	0.3
Net income attributable to VCA Antech, Inc.	7.6%	6.9%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
	$	% of Total	$	% of Total	% Change
Animal Hospital	$351,588	78.2%	$340,615	77.7%	3.2%
Laboratory	88,534	19.7%	87,335	19.9%	1.4%
All Other	28,121	6.3%	28,523	6.5%	(1.4)%
Intercompany	(18,736)	(4.2)%	(17,867)	(4.1)%	(4.9)%
Total revenue	$449,507	100.0%	$438,606	100.0%	2.5%

Consolidated revenue increased $10.9 million for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase in revenue were primarily attributable to revenue from animal hospitals acquired since January 1, 2013. Excluding the impact of acquisitions, revenue decreased $1.6 million for the three months ended March 31, 2014, primarily due to the impact of foreign currency translation, partially offset by an increase in organic growth in our Laboratory, Animal Hospital and Vetstreet operating segments.

Gross Profit
The following table summarizes our consolidated gross profit, Non-GAAP consolidated gross profit and Non-GAAP consolidated gross profit, excluding acquisition related amortization in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$48,800	13.9%	$45,199	13.3%	8.0%
Laboratory	43,031	48.6%	42,465	48.6%	1.3%
All Other	9,969	35.5%	9,634	33.8%	3.5%
Intercompany	(349)		(375)
Consolidated gross profit and gross margin	$101,451	22.6%	$96,923	22.1%	4.7%
Impact of vacant property adjustment	—		2,046
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$101,451	22.6%	$98,969	22.6%	2.5%
Intangible asset amortization associated with acquisitions	5,080		5,063
Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization(1)	$106,531	23.7%	$104,032	23.7%	2.4%
 ____________________________

(1)
Non-GAAP consolidated gross profit, Non-GAAP gross margin, Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization, are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated gross profit increased $4.5 million for the three months ended March 31, 2014, as compared to the same period in the prior year. Excluding the impact of the Non-GAAP adjustments detailed in the table above, Non-GAAP consolidated gross profit, excluding acquisition related amortization, increased $2.5 million for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit, excluding acquisition related amortization, was primarily attributable to organic revenue growth and increased gross margins at our Animal Hospital segment and our Medical Technology business.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $11.0 million for the three months ended March 31, 2014, as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2014	2013	% Change
Same-store facilities:
Orders (1)	1,892	1,936	(2.3)%
Average revenue per order (2)	$179.07	$174.10	2.9%
Same-store revenue (1)	$338,721	$337,043	0.5%
Foreign currency impact	(3,047)	—
Acquisitions	15,647	453
Closures	267	3,119
Net acquired revenue (3)	$15,914	$3,572
Total	$351,588	$340,615	3.2%
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

(3)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2013. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders.

During the three months ended March 31, 2014, we experienced a decrease in both the number of lower-priced and higher- priced orders. The decrease in higher-priced orders was primarily a consequence of the severe weather experienced in the Northeastern part of the United States during the current quarter. The decrease in lower-priced orders was primarily a consequence of the overall competitive environment and the impact of changes in our business environment on the mix of procedures performed.
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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization, for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended March 31,
	2014	2013	% Change
Gross profit	$48,800	$45,199	8.0%
Impact of vacant property adjustment	—	2,046
Non-GAAP gross profit(1)	$48,800	$47,245	3.3%
Intangible asset amortization associated with acquisitions	3,945	3,757
Non-GAAP gross profit, excluding acquisition related amortization(1)	$52,745	$51,002	3.4%
Gross margin	13.9%	13.3%
Non-GAAP gross margin(1)	13.9%	13.9%
Non-GAAP gross margin, excluding acquisition related amortization(1)	15.0%	15.0%

Same-store gross profit	48,857	45,714	6.9%
Impact of vacant property adjustment	—	1,768
Non-GAAP same-store gross profit(1)	$48,857	$47,482	2.9%
Intangible asset amortization associated with acquisitions	3,273	3,763
Non-GAAP same-store gross profit, excluding acquisition related amortization(1)	$52,130	$51,245	1.7%
Same-store gross margin	14.4%	13.6%
Non-GAAP same-store gross margin(1)	14.4%	14.1%
Non-GAAP same-store gross margin, excluding acquisition related amortization(1)	15.4%	15.2%
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

Consolidated Animal Hospital gross profit increased $3.6 million for the three months ended March 31, 2014, as compared to the same period in the prior year. Excluding the impact of the Non-GAAP adjustments detailed in the table above, Non-GAAP gross profit, excluding acquisition related amortization, increased $1.7 million for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit, excluding acquisition related amortization, was primarily attributable to an increase in Animal Hospital same-store gross margin, which increased as a result of increased same-store revenue, managing costs and from additional gross profit from acquired animal hospitals.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	% Change
Revenue	$88,534	$87,335	1.4%
Gross profit	$43,031	$42,465	1.3%
Gross margin	48.6%	48.6%
Laboratory revenue increased $1.2 million for the three months ended March 31, 2014, as compared to the same period in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2014	2013	% Change
Internal growth:
Number of requisitions (1)	3,114	3,191	(2.4)%
Average revenue per requisition (2)	$28.39	$27.18	4.5%
Total internal revenue (1)	$88,395	$86,736	1.9%
Billing-day adjustment (3)	—	599
Acquired revenue (4)	139	—
Total	$88,534	$87,335	1.4%
  ____________________________

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, which are adjusted (i) to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year, and (ii) for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing-day adjustment reflects the impact of one-half less billing day in 2014, as compared to 2013.

(4)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable prior-year period.
The increase in Laboratory revenue for the three months ended March 31, 2014 was due to an increase in average revenue per requisition. The average revenue per requisition increased for the three months ended March 31, 2014, as compared to the same period in the prior year, due to price increases in February 2014 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin remained unchanged at 48.6% for the three months ended March 31, 2014, as compared to the same period in the prior year. The gross margin was primarily impacted by lower revenue growth as result of the aforementioned severe weather experienced during the current quarter.

Intercompany Revenue
Laboratory revenue for the three months ended March 31, 2014 included intercompany revenue of $13.8 million, generated by providing laboratory services to our animal hospitals, as compared to $13.7 million for the respective prior year period. All Other revenue for the three months ended March 31, 2014 included intercompany revenue of $5.9 million, generated by providing products and services to our animal hospitals and laboratories, as compared to $4.9 million for the respective prior year period. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$9,128	2.6%	$8,325	2.4%	9.6%
Laboratory	8,018	9.1%	8,005	9.2%	0.2%
All Other	8,348	29.7%	8,914	31.3%	(6.3)%
Corporate	15,946	3.5%	14,602	3.3%	9.2%
Total SG&A	$41,440	9.2%	$39,846	9.1%	4.0%
Consolidated SG&A expense increased $1.6 million for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended March 31, 2014 was primarily due to an increase in compensation related costs incurred at Corporate and in our Animal Hospital segment, partially offset by a decrease in SG&A at our Vetstreet business due to our cost containment efforts. As a result of the above mentioned increases in compensation costs and decreased Vetstreet SG&A, consolidated SG&A as a percentage of consolidated revenue increased 10 basis points.

Operating Income
The following table summarizes our consolidated operating income, Non-GAAP consolidated operating income and Non-GAAP consolidated operating income, excluding acquisition related amortization in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$39,504	11.2%	$35,145	10.3%	12.4%
Laboratory	35,084	39.6%	34,465	39.5%	1.8%
All Other	2,805	10.0%	718	2.5%	290.7%
Corporate	(15,812)		(14,602)		(8.3)%
Eliminations	(349)		(375)		6.9%
Total GAAP consolidated operating income	$61,232	13.6%	$55,351	12.6%	10.6%
Impact of vacant property adjustment	—		3,804
Non-GAAP operating income(1)	$61,232	13.6%	$59,155	13.5%	3.5%
Intangible asset amortization associated with acquisitions	5,147		5,044
Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization(1)	$66,379	14.8%	$64,199	14.6%	3.4%
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

Consolidated operating income increased by $5.9 million during the three months ended March 31, 2014, as compared to the same period in prior year. Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income, excluding acquisition related amortization, increased $2.2 million for the three months ended March 31, 2014, as compared to the same period in prior year. The remaining increase for the three months ended March 31, 2014 primarily related to improved results, as mentioned above, in our Animal Hospital, Laboratory, and Vetstreet business segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts, technology and client lists. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three months ended March 31, 2014 and March 31, 2013, amortization expense was $5.1 million.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense:
Senior term notes	$2,663	$2,906
Capital leases and other	1,193	1,401
Amortization of debt costs	311	314
Consolidated interest expense	4,167	4,621
Interest income	—	(314)
Total consolidated interest expense, net of interest income	$4,167	$4,307
The decrease in net interest expense for the three months ended March 31, 2014, as compared to the same period in the prior year, was primarily due to a decline in the weighted average balance and weighted average interest rates of our senior term notes. The weighted average balance of our senior term notes declined as a result of scheduled debt amortization. The weighted average interest rate decreased due to a lower effective LIBOR rate, as compared to the same period in the prior year. Additionally, we experienced a decline in interest expense related to capital leases. The interest income decrease was attributable to our resident note program.
Provision for Income Taxes
The effective income tax rate for the three months ended March 31, 2014 was 39.5% as compared to 38.9% for the year ended December 31, 2013. The increase in the effective tax rate was primarily due to a decrease in income related to our Canadian operations which are taxed at a lower rate.
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
The Non-GAAP financial measures presented in this report include Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a samestore basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization on a consolidated basis and lastly our Non-GAAP consolidated net income, Non-GAAP diluted earnings per share, Non-GAAP consolidated net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31, 2014 and March 31, 2013 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to Non-GAAP gross profit, excluding acquisition related amortization, consolidated operating income to Non-GAAP operating income and to Non-GAAP operating income, excluding acquisition related amortization.
Our Non-GAAP adjustments include the following:

•
Vacant property adjustment - We vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to fair value and accrued certain lease related costs.

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

The following table reconciles our GAAP net income to Non-GAAP net income, calculates our Non-GAAP diluted earnings per share, and reconciles to Non-GAAP net income, excluding acquisition related amortization and calculates our Non-GAAP diluted earnings per share, excluding acquisition related amortization for the adjustments mentioned above:

	Three Months Ended March 31,
	2014	2013
GAAP Net income	$34,043	$30,485
Impact of vacant property adjustment	—	3,804
Tax benefit on above adjustments	—	(1,489)
Non-GAAP Net income	34,043	32,800
Intangible asset amortization associated with acquisitions, net of tax	3,132	3,070
Non-GAAP net income, excluding acquisition related amortization	$37,175	$35,870
Non-GAAP diluted earnings per share	$0.38	$0.37
Non-GAAP diluted earnings per share, excluding acquisition related amortization	$0.42	$0.40
Shares used for computing adjusted diluted earnings per share	89,421	89,379

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
At March 31, 2014, our consolidated cash and cash equivalents totaled $137.3 million, representing an increase of $12.3 million, compared to December 31, 2013. Cash flows generated from operating activities totaled $68.3 million for the three months ended March 31, 2014, representing a decrease of $6.9 million, compared to the three months ended March 31, 2013.
As of March 31, 2014, $9.8 million of the $137.3 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures and investment in the acquisition of individual hospitals and laboratories, and other smaller acquisitions, primarily from internally-generated cash flows and we expect to continue to do so in the future. As of March 31, 2014, we have access to an unused $125 million revolving credit facility, which expires in August 2016, allowing us to maintain further operating and financial flexibility.

Historically, we have been able to access the capital markets to fund larger acquisitions that could not be funded out of internally generated cash flows. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
Future Cash Flows
Short-Term
We historically have funded our working capital requirements, capital expenditures and investments in acquisitions of individual hospitals and laboratories, and other smaller acquisitions, from internally-generated cash flow. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2014, we expect to spend $50 million to $85 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit with our operations. For the three months ended March 31, 2014, we spent $17.3 million in connection with the acquisition of 4 independent animal hospitals. In addition, we expect to spend approximately $80 million in 2014 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $16.6 million had been expended at March 31, 2014.
Through March 31, 2014, we have purchased an aggregate of 1.5 million shares of common stock for an aggregate of $42.7 million.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of March 31, 2014, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.

At March 31, 2014, we had a fixed-charge coverage ratio of 1.76 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for current cash taxes based on income with respect to such period. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At March 31, 2014, we had a leverage ratio of 1.74 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$68,327	$75,251
Investing activities	(32,535)	(25,173)
Financing activities	(23,251)	(13,083)
Effect of currency exchange rate changes on cash and cash equivalents	(282)	(144)
Increase in cash and cash equivalents	12,259	36,851
Cash and cash equivalents at beginning of period	125,029	68,435
Cash and cash equivalents at end of period	$137,288	$105,286
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $6.9 million for the three months ended March 31, 2014, as compared to the prior-year period. The decrease in cash provided by operating activities was primarily due to negative changes in working capital, increased payments for income taxes, and the impact of increases in receivables related to Antech's service agreements. The negative change in working capital was primarily driven by the timing of payment obligations related to accounts payable and other accrued liabilities.
Net cash provided by operating activities of $75.3 million for the three months ended March 31, 2013, consisted of $31.8 million of net income, net noncash expenses of $27.5 million and $15.9 million of net cash provided as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities included a $13.2 million decrease in prepaid income taxes, a $12.1 million increase in accounts payable and accrued liabilities and a $9.1 million increase in accrued payroll and related liabilities, partially offset by a $16.1 million increase in accounts receivable and $2.5 million increase in inventory, prepaid expenses and other assets. The decrease in prepaid income taxes was due to the payment of estimated taxes owed from the prior year. The increase in accounts payable and accrued liabilities and the increase in accrued payroll and related liabilities were both the result of timing of payment obligations. The increase in accounts receivable was primarily due to increases in net revenue. The increase in inventory, prepaid expenses and other assets was primarily due to increases in additional inventory to fulfill current purchase commitments.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(17,295)	$(6,756)	$(10,539)	(1)
Capital expenditures	(16,619)	(17,969)	1,350	(2)
Real estate acquired in connection with business acquisitions	—	(510)	510
Proceeds from sale of assets	859	177	682
Other	520	(115)	635
Net cash used in investing activities	$(32,535)	$(25,173)	$(7,362)
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used for capital expenditures will vary from period to period based on upgrade requirements and the expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Financing Cash Flows:
Repayment of debt	$(12,806)	$(8,733)	$(4,073)	(1)
Distributions to noncontrolling interest partners	(1,090)	(1,197)	107
Purchase of noncontrolling interests	(326)	(5,032)	4,706	(2)
Proceeds from issuance of common stock under stock option plans	372	1,876	(1,504)
Excess tax benefit from exercise of stock options	392	62	330
Stock repurchases	(9,793)	(59)	(9,734)	(3)
Net cash used in provided by financing activities	$(23,251)	$(13,083)	$(10,168)
____________________________

(1)	For the three months ended March 31, 2014, our scheduled interest payments on our senior term notes increased, in comparison to the prior-year, in accordance with our debt agreement.

(2)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(3)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of March 31, 2014, we do not have any off-balance-sheet financing arrangements.

Description of Indebtedness
Senior Credit Facility
At March 31, 2014, we had $545.1 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the adjusted Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.25% to 2.25% per annum, as set forth in the table in Note 7, Long-Term Obligations, of our 2013 Form 10-K. The senior term notes and the revolving credit facility mature in August 2016.
Other Debt and Capital Lease Obligations
At March 31, 2014, we had a seller note secured by assets of a certain animal hospital and capital leases that totaled $61.4 million, which are included in long-term debt in the condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller note matures in 2014 and has an interest rate of 10.0%. Our capital leases have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, of our 2013 Annual Report on Form 10-K.

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

In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2013 Annual Report on Form 10-K.

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

The following table provides information on shares of our common stock we repurchased during the quarter ended March 31, 2014:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

January 1, 2014 to January 31, 2014	168,000	$32.22	168,000	$85,870,834
February 1, 2014 to February 28, 2014	138,720	$31.41	112,000	$82,344,913
March 1, 2014 to March 31, 2014	421	$32.01	—	$82,344,913
	307,141	$31.86	280,000	$82,344,913

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, 280,000 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 27,141 shares of common stock surrendered to us by employees to satisfy exercise price and minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

Date:	May 9, 2014	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document