Form 10-Q
period 2014-06-30
VCA INC
filed 2014-08-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-16783
___________________________________________________
VCA Inc.
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 86,214,083 shares as of August 4, 2014.

VCA Inc. and Subsidiaries
Form 10-Q
June 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$122,535	$125,029
Trade accounts receivable, less allowance for uncollectible accounts of $17,771 and $17,702 at June 30, 2014 and December 31, 2013, respectively	65,979	59,900
Inventory	42,483	55,067
Prepaid expenses and other	39,921	25,417
Deferred income taxes	28,908	28,907
Prepaid income taxes	9,369	15,434
Total current assets	309,195	309,754
Property and equipment, net	445,199	448,366
Goodwill	1,355,396	1,330,917
Other intangible assets, net	82,746	86,671
Notes receivable	3,199	3,454
Deferred financing costs, net	2,383	2,987
Other	61,120	55,632
Total assets	$2,259,238	$2,237,781
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$50,808	$51,087
Accounts payable	43,827	36,962
Accrued payroll and related liabilities	61,192	57,337
Other accrued liabilities	53,168	58,762
Total current liabilities	208,995	204,148
Long-term debt, less current portion	542,978	568,558
Deferred income taxes	100,219	100,099
Other liabilities	36,505	36,758
Total liabilities	888,697	909,563
Commitments and contingencies
Redeemable noncontrolling interests	10,984	10,678
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 87,414 and 88,508 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	87	89
Additional paid-in capital	346,792	384,721
Retained earnings	1,008,347	928,720
Accumulated other comprehensive loss	(6,852)	(6,190)
Total VCA Inc. stockholders’ equity	1,348,374	1,307,340
Noncontrolling interests	11,183	10,200
Total equity	1,359,557	1,317,540
Total liabilities and equity	$2,259,238	$2,237,781

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$489,472	$465,255	$938,979	$903,861
Direct costs	369,057	350,961	717,113	692,644
Gross profit	120,415	114,294	221,866	211,217
Selling, general and administrative expense	39,931	39,023	81,371	78,869
Net loss (gain) on sale or disposal of assets	578	(430)	(643)	1,296
Operating income	79,906	75,701	141,138	131,052
Interest expense, net	4,030	5,658	8,197	9,965
Other expense (income)	43	(18)	(10)	(27)
Income before provision for income taxes	75,833	70,061	132,951	121,114
Provision for income taxes	28,925	26,601	51,128	45,831
Net income	46,908	43,460	81,823	75,283
Net income attributable to noncontrolling interests	1,324	1,798	2,196	3,136
Net income attributable to VCA Inc.	$45,584	$41,662	$79,627	$72,147
Basic earnings per share	$0.52	$0.47	$0.90	$0.82
Diluted earnings per share	$0.51	$0.46	$0.89	$0.81
Weighted-average shares outstanding for basic earnings per share	88,041	88,509	88,188	88,455
Weighted-average shares outstanding for diluted earnings per share	89,191	89,653	89,312	89,531

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income(1)	$46,908	$43,460	$81,823	$75,283
Other comprehensive income:
Foreign currency translation adjustments	4,809	(3,597)	(712)	(6,341)
Other comprehensive gain (loss)	4,809	(3,597)	(712)	(6,341)
Total comprehensive income	51,717	39,863	81,111	68,942
Comprehensive income attributable to noncontrolling interests(1)	1,702	1,798	2,146	3,136
Comprehensive income attributable to VCA Inc.	$50,015	$38,065	$78,965	$65,806
 ____________________________

(1)
Includes approximately $1.2 million and $1.9 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $928 and $992 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	72,147	—	1,216	73,363
Other comprehensive loss	—	—	—	—	(6,341)	—	(6,341)
Distribution to noncontrolling interests	—	—	—	—	—	(850)	(850)
Purchase of noncontrolling interests	—	—	(469)	—	—	(4,082)	(4,551)
Share-based compensation	—	—	7,419	—	—	—	7,419
Issuance of common stock under stock incentive plans	560	1	4,180	—	—	—	4,181
Stock repurchases	(327)	—	(7,956)	—	—	—	(7,956)
Excess tax benefit from stock options	—	—	771	—	—	—	771
Balances, June 30, 2013	88,605	$89	$394,304	$863,356	$(4,494)	$7,174	$1,260,429

Balances, December 31, 2013	88,508	$89	$384,721	$928,720	$(6,190)	$10,200	$1,317,540
Net income (excludes $417 and $739 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	79,627	—	1,040	80,667
Other comprehensive loss (excludes $30 related to mandatorily redeemable noncontrolling interests).	—	—	—	—	(662)	(20)	(682)
Dissolution of noncontrolling interests	—	—	—	—	—	933	933
Distribution to noncontrolling interests	—	—	—	—	—	(970)	(970)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	8,571	—	—	—	8,571
Issuance of common stock under stock incentive plans	377	—	467	—	—	—	467
Stock repurchases	(1,471)	(2)	(49,089)	—	—	—	(49,091)
Excess tax benefit from stock options	—	—	2,092	—	—	—	2,092
Balances, June 30, 2014	87,414	$87	$346,792	$1,008,347	$(6,852)	$11,183	$1,359,557

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$81,823	$75,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,797	37,739
Amortization of debt issue costs	604	626
Provision for uncollectible accounts	2,612	3,364
Net (gain) loss on sale or disposal of assets	(643)	1,296
Share-based compensation	8,571	7,419
Deferred income taxes	—	2,868
Excess tax benefit from exercise of stock options	(2,092)	(771)
Other	(53)	(384)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,945)	(17,709)
Inventory, prepaid expense and other assets	(6,610)	(470)
Accounts payable and other accrued liabilities	1,171	4,329
Accrued payroll and related liabilities	3,816	1,886
Income taxes	8,062	12,595
Net cash provided by operating activities	128,113	128,071
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(29,271)	(21,835)
Real estate acquired in connection with business acquisitions	(1,493)	(510)
Capital expenditures	(27,979)	(33,095)
Proceeds from sale or disposal of assets	4,456	595
Other	55	(1,042)
Net cash used in investing activities	(54,232)	(55,887)
Cash flows from financing activities:
Repayment of debt	(26,218)	(17,442)
Distributions to noncontrolling interest partners	(2,259)	(2,234)
Purchase of existing noncontrolling interests	(326)	(5,030)
Proceeds from issuance of common stock under stock option plans	467	4,181
Excess tax benefit from exercise of stock options	2,092	771
Repurchase of common stock	(49,091)	(7,956)
Other	(838)	(99)
Net cash used in financing activities	(76,173)	(27,809)
Effect of currency exchange rate changes on cash and cash equivalents	(202)	(540)
(Decrease) increase in cash and cash equivalents	(2,494)	43,835
Cash and cash equivalents at beginning of period	125,029	68,435
Cash and cash equivalents at end of period	$122,535	$112,270

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Interest paid	$7,491	$8,145
Income taxes paid	$42,950	$30,082

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$32,836	$26,473
Noncontrolling interest	(1,705)	(3,600)
Cash paid for acquisitions, net of acquired cash	(29,271)	(21,835)
Assumed debt	(736)	—
Contingent consideration	(374)	(46)
Holdbacks	(750)	(460)
Other Liabilities assumed	$—	$532

Other noncash items:
Capital lease additions	$—	$21,668

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2014
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), and Vetstreet. Our operating segments are aggregated into two reportable segments “Animal Hospital” and “Laboratory”. Our Medical Technology and Vetstreet operating segments are combined in our “All Other” category. See Footnote 8, “Lines of Business” within these notes to unaudited condensed, consolidated financial statements.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2014, we operated or managed 612 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2014, we operated 59 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

3.	Goodwill and Other Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2014 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2013
Goodwill	$1,216,581	$96,871	$138,276	$1,451,728
Accumulated impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,216,581	96,871	17,465	1,330,917
Goodwill acquired	26,761	—	—	26,761
Foreign translation adjustment	(603)	(3)	—	(606)
Other (1)	(1,676)	—	—	(1,676)
Balance as of June 30, 2014
Goodwill	1,241,063	96,868	138,276	1,476,207
Accumulated impairment losses	—	—	(120,811)	(120,811)
Subtotal	$1,241,063	$96,868	$17,465	$1,355,396
 ____________________________

(1)	"Other" primarily includes immaterial measurement period adjustments and an immaterial write-off related to the sale of an animal hospital.
Other Intangible Assets
Our acquisition related amortizable intangible assets at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$110,968	$(47,822)	$63,146	$109,842	$(41,895)	$67,947
Covenants not-to-compete	8,672	(4,461)	4,211	8,843	(4,661)	4,182
Favorable lease assets	9,552	(4,663)	4,889	7,458	(4,373)	3,085
Trademarks	12,987	(4,696)	8,291	13,115	(4,194)	8,921
Contracts	608	(346)	262	608	(305)	303
Technology	5,240	(3,293)	1,947	5,240	(3,015)	2,225
Client lists	—	—	—	50	(42)	8
Total	$148,027	$(65,281)	$82,746	$145,156	$(58,485)	$86,671

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

3.	Goodwill and Other Intangible Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Aggregate amortization expense	$5,227	$5,521	$10,374	$10,565
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2014 and each of the succeeding years thereafter, as of June 30, 2014, is as follows (in thousands):

Remainder of 2014	$10,655
2015	19,719
2016	16,777
2017	10,420
2018	6,824
Thereafter	18,351
Total	$82,746

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014	2013
Animal Hospitals:
Acquisitions	10	6
Acquisitions, merged	(2)	(1)
Sold, closed or merged	(5)	(9)
Net increase (decrease)	3	(4)

Laboratories:
Acquisitions	—	1
Created	3	—
Net increase	3	1

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

4.	Acquisitions, continued
Animal Hospital Acquisitions
The purchase price allocations for the acquisitions in the table below are preliminary. However, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals acquired during the six months ended June 30, 2014 and 2013, respectively, (in thousands):

	Six Months Ended June 30,
	2014	2013
Consideration:
Cash	$29,271	$21,835
Assumed debt	736	—
Holdbacks	750	460
Earnout contingent consideration	374	46
Fair value of total consideration transferred	$31,131	$22,341

Allocation of the Purchase Price:
Tangible assets	$1,195	$2,548
Identifiable intangible assets	4,880	2,946
Goodwill (1)	26,761	20,979
Other liabilities assumed	—	(532)
Fair value of assets acquired	$32,836	$25,941
Noncontrolling interest	(1,705)	(3,600)
Total	$31,131	$22,341
____________________________

(1)	We expect that $16.3 million and $20.2 million of the goodwill recorded for these acquisitions, as of June 30, 2014 and 2013, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $1.5 million for the six months ended June 30, 2014. There were $0.5 million in cash payments made for real estate for the six months ended June 30, 2013.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Deferred revenue	$11,438	$11,190
Accrued health insurance	4,234	5,479
Deferred rent	4,027	4,331
Accrued other insurance	4,048	4,381
Miscellaneous accrued taxes(1)	4,135	2,804
Accrued workers' compensation	4,513	3,267
Holdbacks and earnouts	2,930	3,040
Customer deposits	1,393	3,075
Accrued consulting fees	3,217	3,028
Accrued lease payments	1,983	2,547
Other	11,250	15,620
	$53,168	$58,762
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
Long-Term Debt. The fair value of debt at June 30, 2014 and December 31, 2013 is based upon the ask price quoted from an external source, which is considered a Level 2 input.
The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$533,242	$533,242	$556,914	$556,914
At June 30, 2014, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

7. Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to VCA Inc. by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to VCA Inc.	$45,584	$41,662	$79,627	$72,147
Weighted-average common shares outstanding:
Basic	88,041	88,509	88,188	88,455
Effect of dilutive potential common shares:
Stock options	265	321	260	298
Nonvested shares and units	885	823	864	778
Diluted	89,191	89,653	89,312	89,531
Basic earnings per share	$0.52	$0.47	$0.90	$0.82
Diluted earnings per share	$0.51	$0.46	$0.89	$0.81

There were no potential common shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2014. For the three months ended June 30, 2013, potential common shares of 12,909 were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
There were no potential common shares excluded from the computation of diluted earnings per share for the six months ended June 30, 2014. For the six months ended June 30, 2013, potential common shares of 26,987 were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

8.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended June 30, 2014
External revenue	$386,776	$81,320	$20,457	$—	$919	$489,472
Intercompany revenue	—	14,635	3,255	—	(17,890)	—
Total revenue	386,776	95,955	23,712	—	(16,971)	489,472
Direct costs	323,440	46,863	16,064	—	(17,310)	369,057
Gross profit	63,336	49,092	7,648	—	339	120,415
Selling, general and administrative expense	9,864	8,281	7,411	14,375	—	39,931
Operating income (loss) before sale or disposal of assets	53,472	40,811	237	(14,375)	339	80,484
Net loss (gain) on sale or disposal of assets	414	(7)	97	74	—	578
Operating income (loss)	$53,058	$40,818	$140	$(14,449)	$339	$79,906
Depreciation and amortization	$15,110	$2,563	$2,004	$826	$(473)	$20,030
Capital expenditures	$8,119	$1,304	$920	$1,333	$(316)	$11,360
Three Months Ended June 30, 2013
External revenue	$365,205	$76,949	$22,229	$—	$872	$465,255
Intercompany revenue	—	14,281	5,243	—	(19,524)	—
Total revenue	365,205	91,230	27,472	—	(18,652)	465,255
Direct costs	305,092	46,004	18,049	—	(18,184)	350,961
Gross profit	60,113	45,226	9,423	—	(468)	114,294
Selling, general and administrative expense	8,720	7,965	8,041	14,297	—	39,023
Operating income (loss) before sale or disposal of assets	51,393	37,261	1,382	(14,297)	(468)	75,271
Net (gain) loss on sale or disposal of assets	(160)	(1)	1	(270)	—	(430)
Operating income (loss)	$51,553	$37,262	$1,381	$(14,027)	$(468)	$75,701
Depreciation and amortization	$14,684	$2,590	$1,937	$735	$(446)	$19,500
Capital expenditures	$11,326	$1,818	$1,039	$1,306	$(363)	$15,126

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

8.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Intercompany Eliminations	Total
Six Months Ended June 30, 2014
External revenue	$738,364	$156,103	$42,658	$—	$1,854	$938,979
Intercompany revenue	—	28,386	9,175	—	(37,561)	—
Total revenue	738,364	184,489	51,833	—	(35,707)	938,979
Direct costs	626,228	92,366	34,216	—	(35,697)	717,113
Gross profit	112,136	92,123	17,617	—	(10)	221,866
Selling, general and administrative expense	18,992	16,299	15,759	30,321	—	81,371
Operating income (loss) before sale or disposal of assets	93,144	75,824	1,858	(30,321)	(10)	140,495
Net loss (gain) on sale and disposal of assets	582	(78)	(1,087)	(60)	—	(643)
Operating income (loss)	$92,562	$75,902	$2,945	$(30,261)	$(10)	$141,138
Depreciation and amortization	$29,852	$5,098	$4,140	$1,645	$(938)	$39,797
Capital expenditures	$21,187	$3,285	$1,678	$2,744	$(915)	$27,979
Six Months Ended June 30, 2013
External revenue	$705,820	$150,588	$45,856	$—	$1,597	$903,861
Intercompany revenue	—	27,977	10,139	—	(38,116)	—
Total revenue	705,820	178,565	55,995	—	(36,519)	903,861
Direct costs	600,508	90,874	36,938	—	(35,676)	692,644
Gross profit	105,312	87,691	19,057	—	(843)	211,217
Selling, general and administrative expense	17,045	15,970	16,955	28,899	—	78,869
Operating income (loss) before sale or disposal of assets	88,267	71,721	2,102	(28,899)	(843)	132,348
Net loss (gain) on sale and disposal of assets	1,569	(6)	3	(270)	—	1,296
Operating income (loss)	$86,698	$71,727	$2,099	$(28,629)	$(843)	$131,052
Depreciation and amortization	$28,071	$5,097	$3,902	$1,554	$(885)	$37,739
Capital expenditures	$25,767	$3,736	$2,372	$1,946	$(726)	$33,095

At June 30, 2014
Total assets	$1,880,805	$261,786	$87,548	$133,975	$(104,876)	$2,259,238
At December 31, 2013
Total assets	$1,854,609	$247,591	$96,245	$77,153	$(37,817)	$2,237,781

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
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
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $1.6 million and $2.2 million in earnout liabilities as of June 30, 2014 and December 31, 2013, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

b.	Legal Proceedings

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing 4 of the 8 claims of the complaint, including the claims for failure to pay regular and overtime wages. We intend to continue to vigorously defend against the remaining claims in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 16, 2014, two additional former veterinary assistants filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled La Kimba Bradsbery and Cheri Brakensiek vs. Vicar Operating, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants, kennel assistants, and client service representatives employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, improperly failed to pay reporting time pay, improperly failed to reimburse for certain business-related expenses, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. We currently expect that these two actions will be consolidated with, or related before the same judge hearing, the Duran action discussed above. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. We filed our answer to the complaint on September 13, 2013. Written discovery is currently ongoing. We filed a motion for summary judgment on July 18, 2014, and the motion is scheduled for hearing on October 3, 2014.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

9.	Commitments and Contingencies, continued

This case remains in an early procedural stage and we are vigorously defending this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. This case is in an early procedural stage and we intend to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position.

c.	Other Contingencies

On May 9, 2014, we entered into a long-term product supply agreement with Abaxis, Inc., a medical products company manufacturing point-of-care blood analysis system, to purchase equipment for placement in the majority of our more than 600 animal hospitals located in North America. As such, under the terms of the agreement, we have a commitment to purchase approximately $2.0 million of products through December 31, 2014.
On May 14, 2014, the headquarters of our Medical Technology business in Carlsbad, California was severely damaged by wildfires. There were no injuries to personnel. However, the fire caused severe damage to a substantial portion of the facility. We have worked diligently to satisfy customer requirements and to prevent supply disruptions. We maintain standard insurance coverage for both property damage and business interruption losses. For the three and six months ended June 30, 2014, we recorded approximately $18.1 million in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our condensed, consolidated income statements, offset by the related insurance recovery of the same amount. We have received insurance proceeds to date of $5.0 million. As of June 30, 2014, we have recorded receivables of $13.1 million from expected insurance recoveries. We continue to assess damages and insurance coverage and we currently do not expect our losses to exceed the applicable insurance coverage.

10.	Income Taxes

The effective tax rate of income attributable to VCA for the three and six months ended June 30, 2014 was 38.8% and 39.1%, respectively, as compared to 38.9% for the year ended December 31, 2013.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$11,047
Noncontrolling interest expense	$992
Redemption value change	8	1,000
Purchase of noncontrolling interests		(658)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(976)
Currency translation adjustment		(498)
Balance as of June 30, 2013		$9,558

Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	$739
Redemption value change	237	976
Distribution to noncontrolling interests		(679)
Currency translation adjustment		(30)
Balance as of June 30, 2014		$9,622

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

11.	Noncontrolling Interests, continued

b.	Redeemable Noncontrolling Interests
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$6,991
Noncontrolling interest expense	$551
Redemption value change	377	928
Formation of noncontrolling interests		3,600
Distribution to noncontrolling interests		(408)
Balance as of June 30, 2013		$11,111

Balance as of December 31, 2013		$10,678
Noncontrolling interest expense	$589
Redemption value change	(172)	417
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(610)
Balance as of June 30, 2014		$10,984

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

12.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and create modifications to various other revenue accounting standards for specialized transactions and industries. The guidance in this update is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, and improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

The new accounting guidance will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The update allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements.

The updated guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Accordingly, we will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017. We will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements and evaluate the method of adoption we would apply.

In April 2014, the FASB issued new accounting guidance which includes amendments that change the criteria for reporting discontinued operations in Subtopic 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The revised guidance will change how entities identify and disclose information about disposal transactions under U.S. GAAP.

The FASB issued the Accounting Standards Update (ASU) to provide more decision-useful information to users and to elevate the threshold for a disposal transaction to qualify as a discontinued operation (since too many disposal transactions were qualifying as discontinued operations under existing guidance). Under the new guidance, only disposals representing a strategic shift in operations that has or will have a major impact on an entity’s operations or financial results should be presented as discontinued operations. Under current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. The new guidance eliminates these criteria. The ASU also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position.

The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. This guidance is not expected to significantly impact our consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2014
(Unaudited)

13.	Subsequent Event

On August 1, 2014, we entered into an agreement to acquire the franchise business of D.O.G. Development, LLC, which franchises the right to operate dog boarding and day care services, in addition to other ancillary services, principally under the trademark Camp Bow Wow®.  As of June 30, 2014, there were over 125 Camp Bow Wow® franchise locations operating in 37 states and one Canadian province.  The acquisition, which is anticipated to close in the third quarter of 2014, will expand our participation in the dog boarding and day care service segment of the pet health industry and will allow us to, directly and indirectly, serve more pet owners on a more frequent basis.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 8, 2014, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after August 8, 2014 at our website at http://investor.vcaantech.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2014, our animal hospital network consisted of 612 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2014, our laboratory network consisted of 59 laboratories serving all 50 states and certain areas in Canada.

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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization, on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP interest expense, Non-GAAP consolidated net income, Non-GAAP diluted earnings per share, Non-GAAP consolidated net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. See “Consolidated Results of Operations - Non-GAAP Financial Measures” below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure. All references to Non-GAAP figures in the discussion that follows refer to Non-GAAP results excluding acquisition related amortization.
Executive Overview
During the three and six months ended June 30, 2014, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 2.2% and 1.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 5.0% for three months ended June 30, 2014 and 3.5%, adjusted for one-half less billing day, for the six months ended June 30, 2014, as compared to the same periods in the prior year. Our consolidated operating income increased 5.6% and 7.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. Our consolidated operating margin remained flat at 16.3% for the three months ended June 30, 2014, as compared to the same period in the prior year, while operating margin increased by 50 basis points for the six months ended June 30, 2014, as compared to the same period in the prior year. Our Non-GAAP consolidated operating income, excluding acquisition related amortization, increased 6.6% and 5.2% for the three and six months ended June 30, 2014, respectively, on a 20 basis point increase in Non-GAAP consolidated operating margin, excluding acquisition related amortization, for both 2014 periods, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital, Laboratory, and Vetstreet business segments.
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
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For the six months ended June 30, 2014, we acquired $28.1 million of annualized Animal Hospital revenue. These acquisitions are immaterial individually and accordingly, have not been separately disclosed. We currently anticipate that during the year, we will acquire $100 million to $130 million of annualized Animal Hospital revenue.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014	2013
Animal Hospitals:
Beginning of period	609	609
Acquisitions	10	6
Acquisitions, merged	(2)	(1)
Sold, closed or merged	(5)	(9)
End of period	612	605

Laboratories:
Beginning of period	56	55
Acquired	—	1
Created	3	—
End of period	59	56

Groupe Veteri - Medic Inc.

On July 5, 2013, AVC acquired 90% of the shares of Groupe Veteri - Medic Inc. for approximately CDN $17.2 million, which included contingent consideration. Groupe Veteri - Medic operates three animal hospitals in Montreal, Quebec. The acquisition expanded AVC's presence within the Canadian market by increasing operations into a fourth province, Quebec.
Medical Technology
On May 14, 2014, the headquarters of our Medical Technology business in Carlsbad, California was severely damaged by wildfires. There were no injuries to personnel. However, the fire caused severe damage to a substantial portion of the facility. We have worked diligently to satisfy customer requirements and to prevent supply disruptions. We maintain standard insurance coverage for both property damage and business interruption losses. For the three and six months ended June 30, 2014, we recorded approximately $18.1 million in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our condensed, consolidated income statements offset by the related insurance recovery of the same amount. We have received insurance proceeds to date of $5.0 million. As of June 30, 2014, we have recorded receivables of $13.1 million from expected insurance recoveries. We continue to assess damages and insurance coverage and we currently do not expect our losses to exceed the applicable insurance coverage.

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2013 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2014. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill

At June 30, 2014, we had $1.4 billion of goodwill, accounting for 60% of our total assets. Our goodwill represents the excess of the cost of our acquired entities over the net of the amounts assigned to identifiable assets acquired and liabilities assumed.

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

Our Vetstreet reporting unit's estimated fair value, which has a carrying value of approximately $9.2 million of goodwill and $17.2 million of other intangibles as of June 30, 2014, exceeded its carrying value by 10% during the 2013 testing. The fair value of the Vetstreet reporting unit was determined based upon estimated future cash flows generated by the business and market comparables. In the event that we are not able to timely deliver enhancements to our services necessary to reestablish our competitive advantage, our forecasted growth rates may not be attainable and therefore we could incur an impairment charge. During the quarter, we continued to closely monitor the development of these enhancements. Although certain projects have been completed in a timely fashion, we have continued to be impacted by increasing competition. We expect to gain more visibility during the next few months with respect to the projected market impact of our product enhancements and their related impact on our impairment determination. If we are not able to realize the benefits of the enhancements we have made to the Vetstreet business, it is possible we may be required to impair a portion or all of the associated goodwill.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 12, "Recent Accounting Pronouncements" to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Animal Hospital	79.0%	78.5%	78.6%	78.1%
Laboratory	19.6	19.6	19.7	19.8
All Other	4.9	5.9	5.5	6.2
Intercompany	(3.5)	(4.0)	(3.8)	(4.1)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	75.4	75.4	76.4	76.6
Gross profit	24.6	24.6	23.6	23.4
Selling, general and administrative expense	8.2	8.4	8.7	8.8
Net loss (gain) on sale of assets	0.1	(0.1)	(0.1)	0.1
Operating income	16.3	16.3	15.0	14.5
Interest expense, net	0.8	1.2	0.8	1.1
Income before provision for income taxes	15.5	15.1	14.2	13.4
Provision for income taxes	5.9	5.7	5.5	5.1
Net income	9.6	9.4	8.7	8.3
Net income attributable to noncontrolling interests	0.3	0.4	0.2	0.3
Net income attributable to VCA Inc.	9.3%	9.0%	8.5%	8.0%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013			2014		2013
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$386,776	79.0%	$365,205	78.5%	5.9%	$738,364	78.6%	$705,820	78.1%	4.6%
Laboratory	95,955	19.6%	91,230	19.6%	5.2%	184,489	19.7%	178,565	19.8%	3.3%
All Other	23,712	4.9%	27,472	5.9%	(13.7)%	51,833	5.5%	55,995	6.2%	(7.4)%
Intercompany	(16,971)	(3.5)%	(18,652)	(4.0)%	9.0%	(35,707)	(3.8)%	(36,519)	(4.1)%	2.2%
Total revenue	$489,472	100.0%	$465,255	100.0%	5.2%	$938,979	100.0%	$903,861	100.0%	3.9%

Consolidated revenue increased $24.2 million for the three months ended June 30, 2014 and $35.1 million for the six months ended June 30, 2014, as compared to the same periods in the prior year. The increases in revenue were primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable periods in 2013. Excluding the impact of acquisitions, revenue increased $7.7 million and $6.4 million for the three and six months ended June 30, 2014, respectively, primarily due to organic growth in our Animal Hospital and Laboratory operating segments. The increases were partially offset by the impact of foreign currency translation as well as the May 2014 fire-related decline in installations and shipments in our Medical Technology operating segment.

Gross Profit
The following table summarizes our consolidated gross profit, Non-GAAP consolidated gross profit and Non-GAAP consolidated gross profit, excluding acquisition related amortization in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013			2014		2013
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$63,336	16.4%	$60,113	16.5%	5.4%	$112,136	15.2%	$105,312	14.9%	6.5%
Laboratory	49,092	51.2%	45,226	49.6%	8.5%	92,123	49.9%	87,691	49.1%	5.1%
All Other	7,648	32.3%	9,423	34.3%	(18.8)%	17,617	34.0%	19,057	34.0%	(7.6)%
Intercompany	339		(468)			(10)		(843)
Consolidated gross profit and gross margin	$120,415	24.6%	$114,294	24.6%	5.4%	$221,866	23.6%	$211,217	23.4%	5.0%
Impact of rent expense adjustment	—		(1,396)			—		(1,396)
Impact of vacant property adjustment	—		—			—		2,046
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$120,415	24.6%	$112,898	24.3%	6.7%	$221,866	23.6%	$211,867	23.4%	4.7%
Intangible asset amortization associated with acquisitions	5,160		5,452			10,240		10,515
Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization(1)	$125,575	25.7%	$118,350	25.4%	6.1%	$232,106	24.7%	$222,382	24.6%	4.4%
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

Consolidated gross profit increased $6.1 million for the three months ended June 30, 2014 and $10.6 million for the six months ended June 30, 2014, as compared to the same periods in the prior year. Excluding the impact of the Non-GAAP adjustments detailed in the table above, Non-GAAP consolidated gross profit, excluding acquisition related amortization, increased $7.2 million and $9.7 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit, excluding acquisition related amortization, was primarily attributable to organic revenue growth in our Animal Hospital and Laboratory operating segments.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $21.6 million for the three months ended June 30, 2014 and $32.5 million for the six months ended June 30, 2014, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Same-store facilities:
Orders (1)	2,068	2,080	(0.6)%	3,945	4,001	(1.4)%
Average revenue per order (2)	$178.11	$173.35	2.7%	$178.71	$173.82	2.8%
Same-store revenue (1)	$368,262	$360,495	2.2%	$705,104	$695,404	1.4%
Acquisitions	21,037	1,456		38,339	3,833
Closures	15	3,254		514	6,583
Net acquired revenue (3)	$21,052	$4,710		$38,853	$10,416
Foreign currency impact	(2,538)	—		(5,593)	—
Total	$386,776	$365,205	5.9%	$738,364	$705,820	4.6%
____________________________

(1)
Same-store revenue and orders were calculated using Animal Hospital operating results, adjusted to exclude the operating results for newly acquired animal hospitals that we did not own, as of the beginning of the comparable periods in 2013. Same-store revenue also includes revenue generated by customers referred from our relocated or combined animal hospitals, including those merged upon acquisition.

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable periods in 2013. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions during the periods from this date through the end of the applicable period.

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

During the three and six months ended June 30, 2014, we experienced a decrease in the number of lower-priced orders and an increase in the number of higher-priced orders. These results are primarily a consequence of the overall competitive environment and its impact on the mix of procedures performed.
Price increases as well as the aforementioned shift in revenue from lower to higher-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in 2013 generally ranged between 3% and 4%.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization, for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Gross profit	$63,336	$60,113	5.4%	$112,136	$105,312	6.5%
Impact of rent expense adjustment	—	(1,396)		—	(1,396)
Impact of vacant property adjustment	—	—		—	2,046
Non-GAAP gross profit(1)	$63,336	$58,717	7.9%	$112,136	$105,962	5.8%
Intangible asset amortization associated with acquisitions	4,036	4,290		7,981	8,047
Non-GAAP gross profit, excluding acquisition related amortization(1)	$67,372	$63,007	6.9%	$120,117	$114,009	5.4%
Gross margin	16.4%	16.5%		15.2%	14.9%
Non-GAAP gross margin(1)	16.4%	16.1%		15.2%	15.0%
Non-GAAP gross margin, excluding acquisition related amortization(1)	17.4%	17.3%		16.3%	16.2%

Same-store gross profit	$61,847	$60,009	3.1%	$110,650	$105,392	5.0%
Impact of rent expense adjustment	—	(1,396)		—	(1,396)
Impact of vacant property adjustment	—	—		—	2,046
Non-GAAP same-store gross profit(1)	$61,847	$58,613	5.5%	$110,650	$106,042	4.3%
Intangible asset amortization associated with acquisitions	3,264	4,232		6,476	7,934
Non-GAAP same-store gross profit, excluding acquisition related amortization(1)	$65,111	$62,845	3.6%	$117,126	$113,976	2.8%
Same-store gross margin	16.8%	16.6%		15.7%	15.2%
Non-GAAP same-store gross margin(1)	16.8%	16.3%		15.7%	15.2%
Non-GAAP same-store gross margin, excluding acquisition related amortization(1)	17.7%	17.4%		16.6%	16.4%
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

Consolidated Animal Hospital gross profit increased $3.2 million and $6.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. Excluding the impact of the Non-GAAP adjustments detailed in the table above, Non-GAAP gross profit, excluding acquisition related amortization, increased $4.4 million and $6.1 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit, excluding acquisition related amortization, was primarily attributable to an increase in Animal Hospital same-store gross margin, which increased as a result of leverage gained from higher same-store revenue, managing costs and additional gross profit from acquired animal hospitals.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenue	$95,955	$91,230	5.2%	$184,489	$178,565	3.3%
Gross profit	$49,092	$45,226	8.5%	$92,123	$87,691	5.1%
Gross margin	51.2%	49.6%		49.9%	49.1%
Laboratory revenue increased $4.7 million and $5.9 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Internal growth:
Number of requisitions (1)	3,496	3,532	(1.0)%	6,609	6,723	(1.7)%
Average revenue per requisition (2)	$27.41	$25.83	6.1%	$27.87	$26.47	5.3%
Total internal revenue (1)	$95,822	$91,230	5.0%	$184,217	$177,966	3.5%
Billing-day adjustment (3)	—	—		—	599
Acquired revenue (4)	133	—		272	—
Total	$95,955	$91,230	5.2%	$184,489	$178,565	3.3%
  ____________________________

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, which are adjusted (i) to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable periods in 2013, and (ii) for the impact resulting from any differences in the number of billing days in comparable periods, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing-day adjustment reflects the impact of one-half less billing day in 2014, as compared to 2013.

(4)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable periods in 2013.
The increase in Laboratory revenue for the three and six months ended June 30, 2014, as compared to the prior-year periods, was due to an increase in average revenue per requisition, primarily as a result of price increases in February 2014 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

Our Laboratory gross margin increased to 51.2% and 49.9% for the three and six months ended June 30, 2014, respectively, as compared to 49.6% and 49.1% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Intercompany Revenue
Laboratory revenue for the three and six months ended June 30, 2014 included intercompany revenue of $14.6 million and $28.4 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $14.3 million and $28.0 million for the respective prior year periods. All Other revenue for the three and six months ended June 30, 2014 included intercompany revenue of $3.3 million and $9.2 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $5.2 million and $10.1 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013			2014		2013
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$9,864	2.6%	$8,720	2.4%	13.1%	$18,992	2.6%	$17,045	2.4%	11.4%
Laboratory	8,281	8.6%	7,965	8.7%	4.0%	16,299	8.8%	15,970	8.9%	2.1%
All Other	7,411	31.3%	8,041	29.3%	(7.8)%	15,759	30.4%	16,955	30.3%	(7.1)%
Corporate	14,375	2.9%	14,297	3.1%	0.5%	30,321	3.2%	28,899	3.2%	4.9%
Total SG&A	$39,931	8.2%	$39,023	8.4%	2.3%	$81,371	8.7%	$78,869	8.8%	3.2%
Consolidated SG&A expense increased $0.9 million and $2.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. The increase in consolidated SG&A expense for the three and six months ended June 30, 2014, was primarily due to an increase in compensation related costs incurred at our Animal Hospital segment, partially offset by a decrease in SG&A at our Vetstreet business due to our cost containment efforts. The increase in Animal Hospital SG&A for the three and six months ended June 30, 2014, was primarily due to a reclassification of certain hospital operations related compensation and benefits from our corporate segment.

Operating Income
The following table summarizes our consolidated operating income, Non-GAAP consolidated operating income and Non-GAAP consolidated operating income, excluding acquisition related amortization in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013			2014		2013
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$53,058	13.7%	$51,553	14.1%	2.9%	$92,562	12.5%	$86,698	12.3%	6.8%
Laboratory	40,818	42.5%	37,262	40.8%	9.5%	75,902	41.1%	71,727	40.2%	5.8%
All Other	140	0.6%	1,381	5.0%	(89.9)%	2,945	5.7%	2,099	3.7%	40.3%
Corporate	(14,449)		(14,027)		(3.0)%	(30,261)		(28,629)		(5.7)%
Eliminations	339		(468)		172.4%	(10)		(843)		98.8%
Total GAAP consolidated operating income	$79,906	16.3%	$75,701	16.3%	5.6%	$141,138	15.0%	$131,052	14.5%	7.7%
Impact of rent expense adjustment	—		(1,396)			—		(1,396)
Impact of vacant property adjustment	—		—			—		3,804
Non-GAAP operating income(1)	$79,906	16.3%	$74,305	16.0%	7.5%	$141,138	15.0%	$133,460	14.8%	5.8%
Intangible asset amortization associated with acquisitions	5,227		5,521			10,374		10,565
Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization(1)	$85,133	17.4%	$79,826	17.2%	6.6%	$151,512	16.1%	$144,025	15.9%	5.2%
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

Consolidated operating income increased by $4.2 million and $10.1 million during the three and six months ended June 30, 2014, respectively, as compared to the same periods in prior year. Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income, excluding acquisition related amortization, increased $5.3 million and $7.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in prior year. The remaining increases for the three and six months ended June 30, 2014 primarily related to improved results, as mentioned above, in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts, technology and client lists. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three and six months ended June 30, 2014, amortization expense associated with acquisitions was $5.2 million and $10.4 million, respectively. For the three and six months ended June 30, 2013, amortization expense associated with acquisitions was $5.5 million and $10.6 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense:
Senior term notes	$2,414	$2,884	$5,078	$5,790
Capital leases and other	1,382	850	2,574	2,251
Amortization of debt costs	300	313	604	627
Non-GAAP interest expense	4,096	4,047	8,256	8,668
Rent expense adjustment	—	1,401	—	1,401
Consolidated interest expense	4,096	5,448	8,256	10,069
Interest income	(66)	210	(59)	(104)
Total consolidated interest expense, net of interest income	$4,030	$5,658	$8,197	$9,965
The decrease in net interest expense for the three and six months ended June 30, 2014, as compared to the same periods in the prior year, was primarily attributable to a decline in interest expense related to capital leases as a result of an immaterial out-of-period adjustment related to an operating lease that should have been accounted for as a capital lease in the prior period ending June 30, 2013. Interest expense on our senior term notes has decreased due to a decline in weighted average balance, resulting from scheduled debt repayments, and a decline in weighted average interest rates, resulting from a lower effective LIBOR rate in comparison to the prior year. These decreases were partially offset by the additions of new capital leases from animal hospitals acquired in the current period.
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three and six months ended June 30, 2014 was 38.8% and 39.1%, respectively, as compared to 38.9% for the year ended December 31, 2013. Our estimated annual effective tax rate is 39.1%.
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
The Non-GAAP financial measures presented in this report include Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income, Non-GAAP operating margin, Non-GAAP operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP interest expense, Non-GAAP consolidated net income, Non-GAAP diluted earnings per share, Non-GAAP consolidated net income, excluding acquisition related amortization and Non-GAAP diluted earnings per share, excluding acquisition related amortization. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended June 30, 2014 and June 30, 2013 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to Non-GAAP gross profit, excluding acquisition related amortization, consolidated operating income to Non-GAAP operating income and to Non-GAAP operating income, excluding acquisition related amortization.
Our Non-GAAP adjustments include the following:

•
Rent expense adjustment - We reclassified an operating lease to a capital lease and accordingly recorded a corresponding credit to rent expense for the three and six months ended June 30, 2013. This adjustment had an immaterial impact on the consolidated income statement and to net income.

•
Vacant property adjustment - We vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to fair value and accrued certain lease related costs for the six months ended June 30, 2013.

•
Intangible asset amortization associated with acquisitions - Our GAAP net income includes amortization expense related to intangible assets in our acquired businesses. The amortization expense related to our acquired intangible assets can vary significantly dependent upon the amount and size of our acquisitions in each period; accordingly, we exclude amortization from our GAAP net income, for all periods presented, to provide investors with more comparable operating results.

The following table reconciles our GAAP net income to Non-GAAP net income, calculates our Non-GAAP diluted earnings per share, and reconciles to Non-GAAP net income, excluding acquisition related amortization and calculates our Non-GAAP diluted earnings per share, excluding acquisition related amortization for the adjustments mentioned above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP Net income	$45,584	$41,662	$79,627	$72,147
Impact of vacant property adjustment	—	—	—	3,804
Tax benefit on above adjustments	—	—	—	(1,489)
Non-GAAP Net income	45,584	41,662	79,627	74,462
Intangible asset amortization associated with acquisitions, net of tax	3,181	3,360	6,314	6,430
Non-GAAP net income, excluding acquisition related amortization	$48,765	$45,022	$85,941	$80,892
Non-GAAP diluted earnings per share	$0.51	$0.46	$0.89	$0.83
Non-GAAP diluted earnings per share, excluding acquisition related amortization	$0.55	$0.50	$0.96	$0.90
Shares used for computing adjusted diluted earnings per share	89,191	89,653	89,312	89,531

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
At June 30, 2014, our consolidated cash and cash equivalents totaled $122.5 million, representing a decrease of $2.5 million, compared to December 31, 2013. Cash flows generated from operating activities remained relatively flat at $128.1 million for the six months ended June 30, 2014, when compared to the same period in the prior year.
As of June 30, 2014, $11.5 million of the $122.5 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, repurchases of our common shares, and other smaller acquisitions, primarily from internally-generated cash flows and we expect to continue to do so in the future. As of June 30, 2014, we have access to an unused $125 million revolving credit facility, which expires in August 2016, allowing us to maintain further operating and financial flexibility.

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
Future Cash Flows
Short-Term
We historically have funded our working capital requirements, capital expenditures, investments in acquisitions of individual hospitals and laboratories, repurchases of our common shares, and other smaller acquisitions, from internally-generated cash flows. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2014, we expect to spend $100 million to $130 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. For the six months ended June 30, 2014, we spent $29.3 million in connection with the acquisition of 10 independent animal hospitals. In addition, we expect to spend approximately $80 million in 2014 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $28.0 million had been expended at June 30, 2014.
Through June 30, 2014, we have purchased an aggregate of 2.5 million shares of common stock for an aggregate of $77.0 million. We have $48.0 million remaining of $125.0 million under our April 2013 Board of Directors authorized share repurchase program.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to fixed charge coverage and leverage ratios. In addition, our senior credit facility has restrictions pertaining to capital expenditures, acquisitions and the payment of cash dividends. As of June 30, 2014, we were in compliance with these covenants, including the two covenant ratios, the fixed-charge coverage ratio and the leverage ratio.
At June 30, 2014, we had a fixed-charge coverage ratio of 1.70 to 1.00, which was in compliance with the required ratio of no less than 1.20 to 1.00. The senior credit facility defines the fixed charge coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by fixed charges. Fixed charges are defined as cash interest expense, scheduled principal payments on debt obligations, capital expenditures, and provision for current cash taxes based on income with respect to such period. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At June 30, 2014, we had a leverage ratio of 1.68 to 1.00, which was in compliance with the required ratio of no more than 3.00 to 1.00. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$128,113	$128,071
Investing activities	(54,232)	(55,887)
Financing activities	(76,173)	(27,809)
Effect of currency exchange rate changes on cash and cash equivalents	(202)	(540)
Increase in cash and cash equivalents	(2,494)	43,835
Cash and cash equivalents at beginning of period	125,029	68,435
Cash and cash equivalents at end of period	$122,535	$112,270
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $0.04 million for the six months ended June 30, 2014, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2014 included $81.8 million of net income, net non-cash expenses of $48.8 million and net cash used as a result of changes in operating assets and liabilities of $2.5 million. The changes in operating assets and liabilities included a $8.1 million decrease in prepaid income taxes and a $3.8 million increase in accrued payroll and related liabilities, offset by a $8.9 million increase in trade accounts receivable and a $6.6 million increase in inventory, prepaid expenses and other assets. The increase in accrued payroll and related liabilities and the decrease in prepaid income taxes were both a result of timing of payment obligations. The increase in trade accounts receivable is due to an increase in receivables related to Antech's service agreements. The increase in inventory, prepaid expenses and other assets is primarily due to the recorded receivable of $13.1 million from insurance recoveries for the amount of losses in connection with the May 2014 fire at our Medical Technology business.
Net cash provided by operating activities increased $19.4 million for the six months ended June 30, 2013, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2013 included $75.3 million of net income, net non-cash expenses of $52.2 million and net cash provided as a result of changes in operating assets and liabilities of $0.6 million. The changes in operating assets and liabilities included a $12.6 million decrease in prepaid income taxes, a $4.3 million increase in accounts payable and accrued liabilities, a $1.9 million increase in accrued payroll and related liabilities, partially offset by a $17.7 million increase in accounts receivable. The increase in accounts payable, accrued liabilities, accrued payroll and related liabilities and decrease in prepaid income taxes were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to increases in 2013 net revenue compared to 2012.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	(29,271)	$(21,835)	$(7,436)	(1)
Capital expenditures	(27,979)	(33,095)	5,116	(2)
Real estate acquired in connection with business acquisitions	(1,493)	(510)	(983)
Proceeds from sale of assets	4,456	595	3,861
Other	55	(1,042)	1,097
Net cash used in investing activities	$(54,232)	$(55,887)	$1,655
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used for capital expenditures will vary from period to period based on upgrade requirements and the expansion of our animal hospital and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Financing Cash Flows:
Repayment of debt	$(26,218)	$(17,442)	$(8,776)	(1)
Distributions to noncontrolling interest partners	(2,259)	(2,234)	(25)
Purchase of noncontrolling interests	(326)	(5,030)	4,704	(2)
Proceeds from issuance of common stock under stock option plans	467	4,181	(3,714)
Excess tax benefit from exercise of stock options	2,092	771	1,321
Repurchase of common stock	(49,091)	(7,956)	(41,135)	(3)
Other	(838)	(99)	(739)
Net cash used in provided by financing activities	$(76,173)	$(27,809)	$(48,364)
____________________________

(1)	For the six months ended June 30, 2014, our scheduled principal payments on our senior term notes increased, in comparison to the prior-year, in accordance with our debt agreement.

(2)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(3)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of June 30, 2014, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At June 30, 2014, we had $533.2 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
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
Other Debt and Capital Lease Obligations
At June 30, 2014, we had a seller note secured by assets of a certain animal hospital and capital leases that totaled $60.5 million, which are included in long-term debt in the condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller note matures in 2014 and has an interest rate of 10.0%. Our capital leases have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

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

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing 4 of the 8 claims of the complaint, including the claims for failure to pay regular and overtime wages. We intend to continue to vigorously defend against the remaining claims in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 16, 2014, two additional former veterinary assistants filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled La Kimba Bradsbery and Cheri Brakensiek vs. Vicar Operating, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants, kennel assistants, and client service representatives employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, improperly failed to pay reporting time pay, improperly failed to reimburse for certain business-related expenses, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. We currently expect that these two actions will be consolidated with, or related before the same judge hearing, the Duran action discussed above. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. We filed our answer to the complaint on September 13, 2013. Written discovery is currently ongoing. We filed a motion for summary judgment on July 18, 2014, and the motion is scheduled for hearing on October 3, 2014. This case remains in an early procedural stage and we are vigorously defending this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. This case is in an early procedural stage and we intend to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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

The following table provides information on shares of our common stock we repurchased during the quarter ended June 30, 2014:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

April 1, 2014 to April 30, 2014	1,035	$33.25	—	$82,344,913
May 1, 2014 to May 31, 2014	375,000	$30.72	375,000	$70,826,288
June 1, 2014 to June 30, 2014	788,123	$35.16	650,000	$48,037,141
	1,164,158	$33.73	1,025,000	$48,037,141

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, 1,025,000 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 139,158 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2014.

Date:	August 8, 2014	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document