Form 10-Q
period 2014-09-30
VCA INC
filed 2014-11-07
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 84,124,955 shares as of November 3, 2014.

VCA Inc. and Subsidiaries
Form 10-Q
September 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$126,507	$125,029
Trade accounts receivable, less allowance for uncollectible accounts of $18,292 and $17,702 at September 30, 2014 and December 31, 2013, respectively	65,603	59,900
Inventory	50,325	55,067
Prepaid expenses and other	32,830	25,417
Deferred income taxes	28,921	28,907
Prepaid income taxes	—	15,434
Total current assets	304,186	309,754
Property and equipment, net	450,617	448,366
Goodwill	1,368,230	1,330,917
Other intangible assets, net	78,611	86,671
Notes receivable	3,016	3,454
Deferred financing costs, net	8,308	2,987
Other	59,517	55,632
Total assets	$2,272,485	$2,237,781
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$11,687	$51,087
Accounts payable	38,858	36,962
Accrued payroll and related liabilities	72,221	57,337
Income tax payable	3,078	—
Other accrued liabilities	64,414	58,762
Total current liabilities	190,258	204,148
Long-term debt, less current portion	648,723	568,558
Deferred income taxes	90,428	100,099
Other liabilities	35,811	36,758
Total liabilities	965,220	909,563
Commitments and contingencies
Redeemable noncontrolling interests	11,014	10,678
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 85,292 and 88,508 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	85	89
Additional paid-in capital	261,812	384,721
Retained earnings	1,035,799	928,720
Accumulated other comprehensive loss	(12,581)	(6,190)
Total VCA Inc. stockholders’ equity	1,285,115	1,307,340
Noncontrolling interests	11,136	10,200
Total equity	1,296,251	1,317,540
Total liabilities and equity	$2,272,485	$2,237,781

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$499,577	$464,055	$1,438,556	$1,367,916
Direct costs	375,820	353,378	1,092,933	1,046,022
Gross profit	123,757	110,677	345,623	321,894
Selling, general and administrative expense	42,792	38,747	124,163	117,616
Impairment of goodwill and other long-lived assets	27,019	—	27,019	—
Net loss (gain) on sale or disposal of assets	470	(109)	(173)	1,187
Operating income	53,476	72,039	194,614	203,091
Interest expense, net	4,367	4,474	12,564	14,439
Debt retirement costs	1,709	—	1,709	—
Other expense (income)	188	(86)	178	(113)
Income before provision for income taxes	47,212	67,651	180,163	188,765
Provision for income taxes	18,261	25,740	69,389	71,571
Net income	28,951	41,911	110,774	117,194
Net income attributable to noncontrolling interests	1,499	1,264	3,695	4,400
Net income attributable to VCA Inc.	$27,452	$40,647	$107,079	$112,794
Basic earnings per share	$0.32	$0.46	$1.22	$1.27
Diluted earnings per share	$0.31	$0.45	$1.21	$1.26
Weighted-average shares outstanding for basic earnings per share	86,274	88,834	87,543	88,583
Weighted-average shares outstanding for diluted earnings per share	87,360	89,845	88,665	89,659

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income(1)	$28,951	$41,911	$110,774	$117,194
Other comprehensive income:
Foreign currency translation adjustments	(6,207)	2,633	(6,919)	(3,708)
Other comprehensive (loss) income	(6,207)	2,633	(6,919)	(3,708)
Total comprehensive income	22,744	44,544	103,855	113,486
Comprehensive income attributable to noncontrolling interests(1)	1,021	1,264	3,167	4,400
Comprehensive income attributable to VCA Inc.	$21,723	$43,280	$100,688	$109,086
 ____________________________

(1)
Includes approximately $1.9 million and $2.6 million of net income related to redeemable and mandatorily redeemable noncontrolling interests combined for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $1,152 and $1,475 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	112,794	—	1,773	114,567
Other comprehensive loss	—	—	—	—	(3,708)	—	(3,708)
Formation of noncontrolling interests	—	—	—	—	—	1,806	1,806
Distribution to noncontrolling interests	—	—	—	—	—	(1,175)	(1,175)
Purchase of noncontrolling interests	—	—	(976)	—	—	(4,309)	(5,285)
Share-based compensation	—	—	10,340	—	—	—	10,340
Issuance of common stock under stock incentive plans	1,313	1	15,110	—	—	—	15,111
Stock repurchases	(737)	—	(19,384)	—	—	—	(19,384)
Excess tax benefit from stock options	—	—	2,654	—	—	—	2,654
Tax benefit and other from stock options and awards	—	—	(4)	—	—	—	(4)
Other	—	—	—	—	—	163	163
Balances, September 30, 2013	88,948	89	398,099	904,003	(1,861)	9,148	1,309,478

Balances, December 31, 2013	88,508	$89	$384,721	$928,720	$(6,190)	$10,200	$1,317,540
Net income (excludes $723 and $1,172 related to redeemable and mandatorily redeemable noncontrolling interests, respectively).	—	—	—	107,079	—	1,800	108,879
Other comprehensive loss (excludes $358 related to mandatorily redeemable noncontrolling interests).	—	—	—	—	(6,391)	(170)	(6,561)
Formation of noncontrolling interests	—	—	—	—	—	933	933
Distribution to noncontrolling interests	—	—	—	—	—	(1,627)	(1,627)
Purchase of noncontrolling interests	—	—	29	—	—	—	29
Share-based compensation	—	—	12,234	—	—	—	12,234
Issuance of common stock under stock incentive plans	614	—	926	—	—	—	926
Stock repurchases	(3,830)	(4)	(139,906)	—	—	—	(139,910)
Excess tax benefit from stock options	—	—	3,808	—	—	—	3,808
Balances, September 30, 2014	85,292	$85	$261,812	$1,035,799	$(12,581)	$11,136	$1,296,251

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$110,774	$117,194
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	27,019	—
Depreciation and amortization	59,659	57,783
Amortization of debt issue costs	957	937
Provision for uncollectible accounts	4,388	5,380
Debt retirement costs	1,709	—
Net (gain) loss on sale or disposal of assets	(173)	1,187
Share-based compensation	12,234	10,340
Deferred income taxes	—	2,868
Excess tax benefit from exercise of stock options	(3,808)	(2,654)
Other	381	(251)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,678)	(9,986)
Inventory, prepaid expense and other assets	(8,233)	(1,634)
Accounts payable and other accrued liabilities	2,920	4,941
Accrued payroll and related liabilities	14,761	11,408
Income taxes	12,137	21,492
Net cash provided by operating activities	225,047	219,005
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(62,122)	(39,640)
Real estate acquired in connection with business acquisitions	(3,293)	(1,208)
Capital expenditures	(50,093)	(52,682)
Proceeds from sale or disposal of assets	4,464	905
Other	(202)	(1,738)
Net cash used in investing activities	(111,246)	(94,363)
Cash flows from financing activities:
Repayment of debt	(563,976)	(28,507)
Proceeds from issuance of long-term debt	600,000	—
Payment of financing costs	(7,987)	—
Distributions to noncontrolling interest partners	(3,577)	(3,324)
Purchase of existing noncontrolling interests	(326)	(5,727)
Proceeds from issuance of common stock under stock option plans	926	15,111
Excess tax benefit from exercise of stock options	3,808	2,654
Repurchase of common stock	(139,910)	(19,384)
Other	(838)	(160)
Net cash used in financing activities	(111,880)	(39,337)
Effect of currency exchange rate changes on cash and cash equivalents	(443)	(566)
Increase in cash and cash equivalents	1,478	84,739
Cash and cash equivalents at beginning of period	125,029	68,435
Cash and cash equivalents at end of period	$126,507	$153,174

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Interest paid	$10,633	$9,487
Income taxes paid	$57,108	$47,305

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$76,686	$58,825
Fair value of pre-existing investment	(2,014)	—
Noncontrolling interest	(1,705)	(5,406)
Cash paid for acquisitions, net of acquired cash	(62,122)	(39,640)
Assumed debt	(4,483)	(2,360)
Contingent consideration	(2,531)	(1,120)
Holdbacks	(2,900)	(892)
Other liabilities assumed	$931	$9,407

Other noncash items:
Capital lease additions	$—	$21,668

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2014
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following five operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), Vetstreet, and Camp Bow Wow Franchising, Inc. (f/k/a D.O.G. Enterprises, LLC) ("Camp Bow Wow"). Our operating segments are aggregated into two reportable segments “Animal Hospital” and “Laboratory.” Our Medical Technology, Vetstreet and Camp Bow Wow operating segments are combined in our “All Other” category. See Footnote 9, “Lines of Business” within these notes to unaudited condensed, consolidated financial statements.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2014, we operated or managed 622 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2014, we operated 59 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our Camp Bow Wow business operates and franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of September 30, 2014, there were 125 Camp Bow Wow® franchise locations operating in 37 states and one Canadian province.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2014 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2013
Goodwill	$1,216,581	$96,871	$138,276	$1,451,728
Accumulated impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,216,581	96,871	17,465	1,330,917
Goodwill acquired	46,475	27	6,669	53,171
Goodwill impairment	—	—	(9,246)	(9,246)
Foreign translation adjustment	(5,176)	(28)	—	(5,204)
Other (1)	(1,408)	—	—	(1,408)
Balance as of September 30, 2014
Goodwill	1,256,472	96,870	144,945	1,498,287
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,256,472	$96,870	$14,888	$1,368,230
 ____________________________

(1)	"Other" primarily includes immaterial measurement period adjustments and an immaterial write-off related to the sale of an animal hospital.
Vetstreet Goodwill Impairment Charge

Impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We perform our annual impairment test as of October 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

With respect to our Vetstreet reporting unit, during 2013 we established a Fiscal 2014 Operating and Financial Performance - Turnaround Plan. The Plan anticipated the launch of numerous product enhancements designed to restore our competitive advantage in the marketplace. Although certain of these product enhancements were delivered in a timely fashion, others were not. In addition, increasing competition created the need for additional product enhancements to those already planned. Given the less than anticipated impact of new product offerings combined with the the impact of increased competition, we determined that a triggering event had occurred with respect to goodwill and long-lived assets of our Vetstreet reporting unit. Accordingly, we established revised multi-year projections and performed an interim test of Vetstreet’s recorded goodwill and long-lived assets for impairment in the third quarter of 2014, prior to our annual October 31, 2014 test. As a result of our review, we determined that goodwill related to our Vetstreet reporting unit was impaired.

The impairment test for goodwill uses a two-step approach. Step one compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit's goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit's assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is recorded as an impairment.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

We calculate the implied fair value of the reporting unit utilizing the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital ("WACC"). The WACC utilized in our analysis using the income approach was 14.0%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit's cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model ("CAPM"). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure.

Based on the above analysis, it was determined that the carrying value of the Vetstreet reporting unit including goodwill exceeded the fair value of the reporting unit, requiring us to perform step two of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing step two of the goodwill impairment test, we compared the implied fair value of the reporting unit's goodwill to its carrying value. As the carrying value of Vetstreet's goodwill exceeded its implied fair value we recognized a non-cash, goodwill impairment charge of $9.2 million, representing the entire balance of Vetstreet's goodwill. The impairment charge was recognized during the quarter ended September 30, 2014.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.

Other Intangible Assets
Our acquisition related amortizable intangible assets at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$98,904	$(50,033)	$48,871	$109,842	$(41,895)	$67,947
Covenants not-to-compete	9,170	(4,383)	4,787	8,843	(4,661)	4,182
Favorable lease assets	9,591	(4,844)	4,747	7,458	(4,373)	3,085
Trademarks	13,104	(4,608)	8,496	13,115	(4,194)	8,921
Contracts	460	(363)	97	608	(305)	303
Technology	2,913	(1,613)	1,300	5,240	(3,015)	2,225
Client lists	—	—	—	50	(42)	8
Franchise rights	10,400	(87)	10,313	—	—	—
Total	$144,542	$(65,931)	$78,611	$145,156	$(58,485)	$86,671

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The recoverability of the carrying values of all fixed assets and intangible assets with finite lives are re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. We perform a quarterly review of fixed assets and identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

We recorded a $13.1 million intangible asset impairment charge related to non-contractual customer relationships, technology, trademarks and contracts related to our above noted interim impairment test of Vetstreet. We also recorded a fixed asset impairment of $4.7 million. Our determination during interim testing that the fair value of the intangible assets was less than carrying value was based upon changes in our estimate of forecasted cash flows. The fair values of the impaired intangibles were calculated utilizing valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. The impairment charges are included under the caption "Impairment of goodwill and other long-lived assets" in our consolidated income statement.

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Aggregate amortization expense	$5,231	$5,588	$15,605	$16,153
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2014 and each of the succeeding years thereafter, as of September 30, 2014, is as follows (in thousands):

Definite-lived intangible assets:
Remainder of 2014	$5,147
2015	19,232
2016	16,321
2017	10,114
2018	6,677
Thereafter	20,250
Total	$77,741
Indefinite-lived intangible assets:
Trademarks	870
Total intangible assets	$78,611

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013
Animal Hospitals:
Acquisitions	23	14
Acquisitions, merged	(4)	(2)
Sold, closed or merged	(6)	(15)
Net increase (decrease)	13	(3)

Laboratories:
Acquisitions	—	1
Created	3	—
Net increase	3	1
Animal Hospital Acquisitions
The purchase price allocations for the acquisitions in the table below are preliminary. However, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals acquired during the nine months ended September 30, 2014 and 2013, respectively, (in thousands):

	Nine Months Ended September 30,
	2014	2013
Consideration:
Cash, net of cash acquired	$46,948	$39,640
Assumed debt	4,160	2,360
Holdbacks	1,400	892
Earn-out contingent consideration	721	1,120
Fair value of total consideration transferred	$53,229	$44,012

Allocation of the Purchase Price:
Tangible assets	$2,317	$13,494
Identifiable intangible assets	8,176	12,774
Goodwill (1)	46,502	32,557
Other liabilities assumed	(47)	(9,407)
Fair value of assets acquired	$56,948	$49,418
Noncontrolling interest	(1,705)	(5,406)
Fair value of pre-existing investment	(2,014)	—
Total	$53,229	$44,012
____________________________

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

4.	Acquisitions, continued

(1)	We expect that $36.6 million and $12.9 million of the goodwill recorded for these acquisitions, as of September 30, 2014 and 2013, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above, we made cash payments for real estate acquired in connection with our purchase of animal hospitals totaling $3.3 million for the nine months ended September 30, 2014. There were $1.2 million in cash payments made for real estate for the nine months ended September 30, 2013.
Camp Bow Wow
On August 15, 2014, we acquired D.O.G. Enterprises, LLC for $17.0 million with up to an additional $3.0 million that may be earned over the next three years. Camp Bow Wow primarily operates and franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of September 30, 2014, there were 125 Camp Bow Wow® franchise locations operating in 37 states and one Canadian province.

The following table summarizes the preliminary purchase price allocation (in thousands):

Consideration:
Cash, net of cash acquired	$15,174
Assumed debt	323
Holdbacks	1,500
Earn-out contingent consideration	1,810
Fair value of total consideration transferred	$18,807

Allocation of the Purchase Price:
Tangible assets	$942
Identifiable intangible assets	12,080
Goodwill (1)	6,669
Other liabilities assumed	(884)
Total	$18,807
____________________________

(1)	As of September 30, 2014, we expect that the full amount of goodwill recorded for this acquisition will be deductible for income tax purposes.

The purchase price allocation for Camp Bow Wow is preliminary and is pending the completion of tangible and intangible asset valuations.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Deferred revenue	$11,399	$11,190
Accrued health insurance	4,439	5,479
Deferred rent	4,125	4,331
Accrued other insurance	4,200	4,381
Miscellaneous accrued taxes(1)	4,270	2,804
Accrued workers' compensation	6,828	3,267
Holdbacks and earn-outs	3,629	3,040
Customer deposits	3,314	3,075
Accrued consulting fees	3,312	3,028
Accrued lease payments	1,744	2,547
Other	17,154	15,620
	$64,414	$58,762
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations
New Senior Credit Facility

On August 27, 2014, we entered into a new senior credit facility with various lenders for $1.4 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A., and Suntrust Bank as co-syndication agents (the "New Senior Credit Facility). The New Senior Credit Facility replaced our existing senior credit facility providing for $534 million of term notes and a $125 million revolving credit facility. The New Senior Credit Facility which provided for $600 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. In addition to refinancing all outstanding amounts under our existing credit agreement, borrowings under our New Senior Credit Facility may be used for general corporate purchases, including permitted share repurchases.

In connection with the New Senior Credit Facility, we incurred $8.0 million in financing costs, of which approximately $6.5 million were capitalized as deferred financing costs and $1.5 million were recognized as part of net income. In addition, we expensed $0.2 million of previously capitalized deferred financing costs associated with lenders under our existing senior credit facility who are not lenders under our New Senior Credit Facility.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

6.	Long-Term Obligations, continued

The following table summarizes our long-term obligations at September 30, 2014 and December 31, 2013 (in thousands):

		September 30, 2014	December 31, 2013
Senior term notes	Notes payable, maturing in 2019, secured by assets, variable interest rate (1.91% and 1.92% at September 30, 2014 and December 31, 2013, respectively)	600,000	556,914
Revolving credit	Revolving line of credit, maturing in 2019, secured by assets, variable interest rate	—	—
Secured seller notes	Notes payable matures in 2014, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	600,230	557,144
	Capital lease obligations	60,180	62,501
		660,410	619,645
	Less — current portion	(11,687)	(51,087)
		$648,723	$568,558

Interest Rate. In general, borrowings under the New Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.75% (Pricing Tier 3, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.75% (Pricing Tier 3, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended September 30, 2014, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

Pricing Tier	Consolidated Leverage Ratio	Applicable Margin for Eurodollar Loans/Letter of Credit Fees	Applicable Margin for Base Rate Loans	Commitment Fee
1	≥ 4.00:1.00	2.25%	1.25%	0.45%
2	< 4.00:1.00 and ≥ 3.25:1.00	2.00%	1.00%	0.40%
3	< 3.25:1.00 and ≥ 2.50:1.00	1.75%	0.75%	0.35%
4	< 2.50:1.00 and ≥ 1.75:1.00	1.50%	0.50%	0.30%
5	< 1.75:1.00 and ≥ 1.00:1.00	1.25%	0.25%	0.25%
6	< 1.00:1.00	1.00%	—%	0.25%

The base rate for the senior term notes is a rate per annum equal to the highest of the (a) Federal Funds Rate plus 0.5%, (b) Bank of America, N.A.'s ("Bank of America") prime rate in effect on such day, and (c) the Eurodollar rate plus 1.0%. The Eurodollar rate is defined as the rate per annum equal to the London Interbank Offered Rate ("LIBOR"), or a comparable or successor rate which is approved by Bank of America.

Maturity and Principal Payments. The senior term notes mature on August 27, 2019. Principal payments on the senior term notes of $7.5 million are due each calendar quarter from September 30, 2015 to and including June 30, 2017, $11.3 million are due each calendar quarter from September 30, 2017 to and including June 30, 2018 and $15.0 million are due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity. The following table sets forth the scheduled principal payments for our senior term notes (in thousands):

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

6.	Long-Term Obligations, continued

	2014	2015	2016	2017	2018	Thereafter
Senior term notes	$—	$15,000	$30,000	$37,500	$52,500	$465,000

The revolving credit facility matures on August 27, 2019. Principal payments under the revolving credit facility portion are made at our discretion with the entire unpaid amount due at maturity. As of September 30, 2014, no amounts have been borrowed under our revolving credit facility.

Guarantees and Security. We and each of our wholly-owned domestic subsidiaries guarantee the outstanding indebtedness under the New Senior Credit Facility. Any borrowings, along with the guarantees of the domestic subsidiaries, are further secured by a pledge of substantially all of our consolidated assets, including 65% of the voting equity and 100% of the non-voting equity interest in each of our foreign subsidiaries.

7.Fair Value Measurements
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
Long-Term Debt. The fair value of debt at September 30, 2014 and December 31, 2013 is based upon the ask price quoted from an external source, which is considered a Level 2 input.
The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$600,000	$600,000	$556,914	$556,914
Non-Recurring Assets
Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are also subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement.
During the quarter ended September 30, 2014, the entire balance of $9.2 million of our Vetstreet goodwill was written off in an impairment charge which was included in earnings in the period. Additionally, during the quarter ended September 30, 2014, our Vetstreet long-lived assets were written down to their estimated fair value resulting in an impairment charge of $17.8 million, which was included in earnings in the period. Our Vetstreet long-lived assets balance as of September 30, 2014 was $5.0 million. Both the implied fair value of goodwill and the estimated fair value of long-lived assets were calculated using Level 3 inputs which are described in Note 3.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to VCA Inc.	$27,452	$40,647	$107,079	$112,794
Weighted-average common shares outstanding:
Basic	86,274	88,834	87,543	88,583
Effect of dilutive potential common shares:
Stock options	324	310	285	318
Nonvested shares and units	762	701	837	758
Diluted	87,360	89,845	88,665	89,659
Basic earnings per share	$0.32	$0.46	$1.22	$1.27
Diluted earnings per share	$0.31	$0.45	$1.21	$1.26

For the three months ended September 30, 2014 and September 30, 2013, there were no potential common shares excluded from the computation of diluted earnings per share.
There were no potential common shares excluded from the computation of diluted earnings per share for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, potential common shares of 23,538 were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

9.	Lines of Business

Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in “All Other” in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, our Vetstreet business, which provides online and printed communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals, and our Camp Bow Wow business, which primarily franchises the right to operate dog day care, overnight boarding and grooming services. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

9.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended September 30, 2014
External revenue	$395,820	$77,394	$25,397	$—	$966	$499,577
Intercompany revenue	—	14,509	4,684	—	(19,193)	—
Total revenue	395,820	91,903	30,081	—	(18,227)	499,577
Direct costs	327,283	46,879	19,945	—	(18,287)	375,820
Gross profit	68,537	45,024	10,136	—	60	123,757
Selling, general and administrative expense	9,269	8,610	8,023	16,890	—	42,792
Operating income (loss) before charges	59,268	36,414	2,113	(16,890)	60	80,965
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale or disposal of assets	598	7	—	(135)	—	470
Operating income (loss)	$58,670	$36,407	$(24,906)	$(16,755)	$60	$53,476
Depreciation and amortization	$15,201	$2,671	$1,781	$688	$(479)	$19,862
Capital expenditures	$17,224	$2,391	$1,123	$2,025	$(649)	$22,114
Three Months Ended September 30, 2013
External revenue	$368,868	$72,877	$21,482	$—	$828	$464,055
Intercompany revenue	—	13,583	5,980	—	(19,563)	—
Total revenue	368,868	86,460	27,462	—	(18,735)	464,055
Direct costs	308,029	45,650	17,456	—	(17,757)	353,378
Gross profit	60,839	40,810	10,006	—	(978)	110,677
Selling, general and administrative expense	8,678	7,921	7,618	14,530	—	38,747
Operating income (loss) before charges	52,161	32,889	2,388	(14,530)	(978)	71,930
Net (gain) loss on sale or disposal of assets	(110)	11	—	(10)	—	(109)
Operating income (loss)	$52,271	$32,878	$2,388	$(14,520)	$(978)	$72,039
Depreciation and amortization	$15,037	$2,554	$2,087	$816	$(450)	$20,044
Capital expenditures	$15,915	$1,905	$872	$1,795	$(900)	$19,587

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

9.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Nine Months Ended September 30, 2014
External revenue	$1,134,184	$233,497	$68,055	$—	$2,820	$1,438,556
Intercompany revenue	—	42,895	13,859	—	(56,754)	—
Total revenue	1,134,184	276,392	81,914	—	(53,934)	1,438,556
Direct costs	953,511	139,245	54,161	—	(53,984)	1,092,933
Gross profit	180,673	137,147	27,753	—	50	345,623
Selling, general and administrative expense	28,261	24,909	23,782	47,211	—	124,163
Operating income (loss) before charges	152,412	112,238	3,971	(47,211)	50	221,460
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale and disposal of assets	1,180	(71)	(1,087)	(195)	—	(173)
Operating income (loss)	$151,232	$112,309	$(21,961)	$(47,016)	$50	$194,614
Depreciation and amortization	$45,053	$7,769	$5,921	$2,333	$(1,417)	$59,659
Capital expenditures	$38,411	$5,676	$2,801	$4,769	$(1,564)	$50,093
Nine Months Ended September 30, 2013
External revenue	$1,074,688	$223,466	$67,339	$—	$2,423	$1,367,916
Intercompany revenue	—	41,559	16,118	—	(57,677)	—
Total revenue	1,074,688	265,025	83,457	—	(55,254)	1,367,916
Direct costs	908,537	136,524	54,394	—	(53,433)	1,046,022
Gross profit	166,151	128,501	29,063	—	(1,821)	321,894
Selling, general and administrative expense	25,723	23,891	24,573	43,429	—	117,616
Operating income (loss) before charges	140,428	104,610	4,490	(43,429)	(1,821)	204,278
Net loss (gain) on sale and disposal of assets	1,459	5	3	(280)	—	1,187
Operating income (loss)	$138,969	$104,605	$4,487	$(43,149)	$(1,821)	$203,091
Depreciation and amortization	$43,108	$7,651	$5,989	$2,370	$(1,335)	$57,783
Capital expenditures	$41,682	$5,641	$3,244	$3,741	$(1,626)	$52,682

At September 30, 2014
Total assets	$1,904,183	$261,245	$85,031	$174,308	$(152,282)	$2,272,485
At December 31, 2013
Total assets	$1,854,609	$247,591	$96,245	$77,153	$(37,817)	$2,237,781

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

10.	Commitments and Contingencies
We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments
We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $5.2 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $3.7 million and $2.2 million in earn-out liabilities as of September 30, 2014 and December 31, 2013, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

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
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. We filed our answer to the complaint on September 13, 2013. Written discovery is currently ongoing. We filed a motion for summary judgment on July 18, 2014, and on October 3, 2014 the court denied our request for summary judgment. We are

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

10.	Commitments and Contingencies, continued

continuing to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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
On May 14, 2014, the headquarters of our Medical Technology business in Carlsbad, California was severely damaged by wildfires. There were no injuries to personnel. However, the fire caused severe damage to a substantial portion of the facility. We have worked diligently to satisfy customer requirements and to prevent supply disruptions. We maintain standard insurance coverage for both property damage and business interruption losses. For the three and nine months ended September 30, 2014, we recorded approximately $0.4 million and $17.9 million, respectively, in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our condensed, consolidated income statements, offset by the related insurance recovery of the same amount. We have received insurance proceeds to date of $12.0 million. As of September 30, 2014, we have recorded receivables of $5.9 million remaining from expected insurance recoveries. We continue to assess damages and insurance coverage and we currently do not expect our losses to exceed the applicable insurance coverage.

11.	Income Taxes

The effective tax rate of income attributable to VCA for the three and nine months ended September 30, 2014 was 39.9% and 39.3%, respectively, as compared to 38.9% for the year ended December 31, 2013.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
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

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value, and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a discounted cash flow technique, both of which are used as an approximation of fair value. The discounted cash flow inputs used to determine the redemption value are Level 3 and include forecasted growth rates, valuation multiples, and the weighted average cost of capital. We recognize changes in the obligation as interest cost in our condensed, consolidated statements of income.

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$11,047
Noncontrolling interest expense	$1,475
Redemption value change	134	1,609
Purchase of noncontrolling interests		(658)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(1,437)
Currency translation adjustment		(145)
Balance as of September 30, 2013		$10,059

Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	$1,172
Redemption value change	315	1,487
Distribution to noncontrolling interests		(1,064)
Currency translation adjustment		(358)
Balance as of September 30, 2014		$9,420

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

12.	Noncontrolling Interests, continued

b.	Redeemable Noncontrolling Interests
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$6,991
Noncontrolling interest expense	$900
Redemption value change	252	1,152
Formation of noncontrolling interests		3,600
Distribution to noncontrolling interests		(712)
Balance as of September 30, 2013		$11,031

Balance as of December 31, 2013		$10,678
Noncontrolling interest expense	$940
Redemption value change	(217)	723
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(886)
Balance as of September 30, 2014		$11,014

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

13.	Recent Accounting Pronouncements

In May 2014, the FASB issued guidance creating Accounting Standards Codification (ASC) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and create modifications to various other revenue accounting standards for specialized transactions and industries. The guidance in this update is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, and improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

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

The FASB issued the ASU to provide more decision-useful information to users and to elevate the threshold for a disposal transaction to qualify as a discontinued operation (since too many disposal transactions were qualifying as discontinued operations under existing guidance). Under the new guidance, only disposals representing a strategic shift in operations that has or will have a major impact on an entity’s operations or financial results should be presented as discontinued operations. Under current U.S. GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. The new guidance eliminates these criteria. The ASU also requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position.

The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. This guidance is not expected to significantly impact our consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2014
(Unaudited)

14.	Subsequent Events

During October 2014, we borrowed $50 million from our revolving credit facility to fund repurchases under our existing $400 million share repurchase authorization.
During October 2014, our Board of Directors granted 271,451 shares of non-vested common stock to our executives and 162,571 shares to non executive employees. The awards granted to executive officers are subject to vesting based upon achievement of performance standards and continued service. Both of the awards will vest in equal annual installments over four years.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 7, 2014, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after November 7, 2014 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
We are a leading North American animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical-based marketing solutions to the veterinary community. Additionally, we operate and franchise the right to operate dog day care, overnight boarding and grooming services at specially designed pet care facilities.
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2014, our animal hospital network consisted of 622 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2014, our laboratory network consisted of 59 laboratories serving all 50 states and certain areas in Canada.

Our “All Other” category includes the results of our Medical Technology, Vetstreet and Camp Bow Wow operating segments. Each of these segments did not meet the materiality thresholds to be reported individually.
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
Executive Overview
During the three and nine months ended September 30, 2014, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 4.1% and 2.3% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 5.5%, adjusted for an additional one-half billing day, for the three months ended September 30, 2014 and 4.1%, for the nine months ended September 30, 2014, as compared to the same periods in the prior year. Our consolidated operating income decreased 25.8% and 4.2% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Our consolidated operating margin decreased 4.8% and 1.3% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Excluding the impact of Non-GAAP adjustments detailed below under the caption, Operating Income, our Non-GAAP consolidated operating income increased 16.3% and 9.3% for the three and nine months ended September 30, 2014, respectively, and our Non-GAAP consolidated operating margin increased 120 basis points and 60 basis points for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating income, excluding acquisition related amortization, increased 14.6% and 8.4% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating margin, excluding acquisition related amortization, increased 110 basis points and 50 basis points for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income, excluding acquisition related amortization was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125.0 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400.0 million of our common shares. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise and may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Financing Transaction
On August 27, 2014, we entered into a new senior credit facility with various lenders for $1.4 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A., and Suntrust Bank as co-syndication agents (the "New Senior Credit Facility). The New Senior

Credit Facility replaced our existing senior credit facility providing for $534 million of term notes and a $125 million revolving credit facility. The New Senior Credit Facility which provided for $600 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. In addition to refinancing all outstanding amounts under our existing credit agreement, borrowings under our New Senior Credit Facility may be used for general corporate purchases, including permitted share repurchases.

In connection with the New Senior Credit Facility, we incurred $8.0 million in financing costs, of which approximately $6.5 million were capitalized as deferred financing costs and $1.5 million were recognized as part of net income. In addition, we expensed $0.2 million of previously capitalized deferred financing costs associated with lenders under our existing senior credit facility who are not lenders under our New Senior Credit Facility.
Goodwill and Other Long-lived Assets Impairment
As a result of an interim impairment review, we recorded a goodwill and other long-lived assets impairment charge in our Vetstreet reporting unit of $27.0 million, $17.0 million net of tax or $0.20 per diluted share. We determined that a write-down of goodwill and long-lived assets was necessary as Vetstreet's fiscal 2014 actual operating results and cash flow to date, and projections of future operating results and cash flow, were significantly lower than previously forecasted. We do not expect this accounting write-down to affect our ongoing business or financial performance.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. For the nine months ended September 30, 2014, we acquired $54.0 million of annualized Animal Hospital revenue. These acquisitions are immaterial individually and accordingly, have not been separately disclosed. We currently anticipate that during the year, we will acquire $110 million to $130 million of annualized Animal Hospital revenue.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013
Animal Hospitals:
Beginning of period	609	609
Acquisitions	23	14
Acquisitions, merged	(4)	(2)
Sold, closed or merged	(6)	(15)
End of period	622	606

Laboratories:
Beginning of period	56	55
Acquired	—	1
Created	3	—
End of period	59	56

Camp Bow Wow
On August 15, 2014, we acquired D.O.G. Enterprises, LLC for $17.0 million with up to an additional $3.0 million that may be earned over the next three years. Camp Bow Wow primarily operates and franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of September 30, 2014, there were 125 Camp Bow Wow® franchise locations operating in 37 states and one Canadian province.  The acquisition will expand our participation in the dog boarding and day care service segment of the pet health industry.

Groupe Veteri - Medic Inc.

On July 5, 2013, AVC acquired 90% of the shares of Groupe Veteri - Medic Inc. for approximately CDN $17.2 million, which included contingent consideration. Groupe Veteri - Medic operates three animal hospitals in Montreal, Quebec. The acquisition expanded AVC's presence within the Canadian market by increasing operations into a fourth province, Quebec.

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2013 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2014. A summary of our valuation of goodwill accounting policy is discussed below.

Valuation of Goodwill and Other Long-lived Assets
Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at September 30, 2014 was $1.4 billion, accounting for 60% of our total assets.
We test our goodwill for impairment annually, or sooner if circumstances indicate impairment may exist, in accordance with goodwill guidance. Our annual impairment testing date is October 31st, which allows us time to accurately complete our impairment testing process in order to incorporate the results in our annual financial statements and timely file those statements with the Securities and Exchange Commission.
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

Other Long-lived Assets
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
Interim Impairment Review
As a result of an interim impairment review, we determined that goodwill related to our Vetstreet reporting unit was impaired. We determined that a write-down of goodwill and long-lived assets was necessary as Vetstreet's fiscal 2014 actual operating results and cash flow to date, and projections of future operating results and cash flow, were significantly lower than previously forecasted. Accordingly, we recorded a goodwill impairment charge in our Vetstreet reporting unit of $9.2 million, $6.2 million net of tax, for the quarter ended September 30, 2014. In conjunction with our interim impairment review during the quarter ended September 30, 2014, we recorded a long-lived intangible asset impairment charge of $13.1 million, $8.0 million net of tax, related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts. Additionally, we recorded a long-lived tangible asset impairment charge of approximately $4.7 million, $2.8 million net of tax.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 13, "Recent Accounting Pronouncements" to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Animal Hospital	79.2%	79.5%	78.8%	78.6%
Laboratory	18.4	18.6	19.2	19.4
All Other	6.0	5.9	5.7	6.1
Intercompany	(3.6)	(4.0)	(3.7)	(4.1)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	75.2	76.2	76.0	76.5
Gross profit	24.8	23.8	24.0	23.5
Selling, general and administrative expense	8.6	8.3	8.6	8.6
Impairment of goodwill and other long-lived assets	5.4	—	1.9	—
Net loss on sale of assets	0.1	—	—	0.1
Operating income	10.7	15.5	13.5	14.8
Interest expense, net	0.9	0.9	0.9	1.0
Debt retirement costs	0.3	—	0.1	—
Income before provision for income taxes	9.5	14.6	12.5	13.8
Provision for income taxes	3.7	5.6	4.8	5.2
Net income	5.8	9.0	7.7	8.6
Net income attributable to noncontrolling interests	0.3	0.2	0.3	0.4
Net income attributable to VCA Inc.	5.5%	8.8%	7.4%	8.2%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013			2014		2013
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$395,820	79.2%	$368,868	79.5%	7.3%	$1,134,184	78.8%	$1,074,688	78.6%	5.5%
Laboratory	91,903	18.4%	86,460	18.6%	6.3%	276,392	19.2%	265,025	19.4%	4.3%
All Other	30,081	6.0%	27,462	5.9%	9.5%	81,914	5.7%	83,457	6.1%	(1.8)%
Intercompany	(18,227)	(3.6)%	(18,735)	(4.0)%	2.7%	(53,934)	(3.7)%	(55,254)	(4.1)%	2.4%
Total revenue	$499,577	100.0%	$464,055	100.0%	7.7%	$1,438,556	100.0%	$1,367,916	100.0%	5.2%

Consolidated revenue increased $35.5 million for the three months ended September 30, 2014 and $70.6 million for the nine months ended September 30, 2014, as compared to the same periods in the prior year. The increases in revenue for the three and nine months ended September 30, 2014 were primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable periods in 2013. Excluding the impact of acquisitions, revenue increased $20.3 million and $26.8 million for the three and nine months ended September 30, 2014, respectively, primarily due to organic growth in our Animal Hospital and Laboratory operating segments. The increases were partially offset by the impact of foreign currency translation and declining revenues in our Vetstreet business.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended September 30, 2014					Nine Months Ended September 30, 2014
	2014		2013			2014		2013
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$327,283	82.7%	$308,029	83.5%	6.3%	$953,511	84.1%	$908,537	84.5%	5.0%
Laboratory	46,879	51.0%	45,650	52.8%	2.7%	139,245	50.4%	136,524	51.5%	2.0%
All Other	19,945	66.3%	17,456	63.6%	14.3%	54,161	66.1%	54,394	65.2%	(0.4)%
Intercompany	(18,287)	(3.7)%	(17,757)	(3.8)%	(3.0)%	(53,984)	(3.8)%	(53,433)	(3.9)%	(1.0)%
Total revenue	$375,820	75.2%	$353,378	76.2%	6.4%	$1,092,933	76.0%	$1,046,022	76.5%	4.5%

Consolidated direct costs increased $22.4 million and $46.9 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to compensation related costs and supplies, both predominately in the animal hospital segment.

Gross Profit
The following table summarizes our consolidated gross profit, Non-GAAP consolidated gross profit and Non-GAAP consolidated gross profit, excluding acquisition related amortization in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013			2014		2013
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$68,537	17.3%	$60,839	16.5%	12.7%	$180,673	15.9%	$166,151	15.5%	8.7%
Laboratory	45,024	49.0%	40,810	47.2%	10.3%	137,147	49.6%	128,501	48.5%	6.7%
All Other	10,136	33.7%	10,006	36.4%	1.3%	27,753	33.9%	29,063	34.8%	(4.5)%
Intercompany	60		(978)			50		(1,821)
Consolidated gross profit and gross margin	$123,757	24.8%	$110,677	23.8%	11.8%	$345,623	24.0%	$321,894	23.5%	7.4%
Impact of inventory adjustment	—		(2,808)			—		(2,808)
Impact of rent expense adjustment	—		—			—		(1,396)
Impact of vacant property adjustment	—		—			—		2,046
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$123,757	24.8%	$107,869	23.2%	14.7%	$345,623	24.0%	$319,736	23.4%	8.1%
Intangible asset amortization associated with acquisitions	5,166		5,520			15,406		16,035
Non-GAAP consolidated gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization(1)	$128,923	25.8%	$113,389	24.4%	13.7%	$361,029	25.1%	$335,771	24.5%	7.5%
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

Consolidated gross profit increased $13.1 million for the three months ended September 30, 2014 and $23.7 million for the nine months ended September 30, 2014, as compared to the same periods in the prior year. Excluding the impact of the Non-GAAP adjustments detailed in the table above, Non-GAAP consolidated gross profit, excluding acquisition related amortization, increased $15.5 million and $25.3 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit, excluding acquisition related amortization, was primarily attributable to organic revenue growth in our Animal Hospital and Laboratory operating segments.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $27.0 million for the three months ended September 30, 2014 and $59.5 million for the nine months ended September 30, 2014, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Same-store facilities:
Orders (1)	2,140	2,122	0.8%	6,052	6,089	(0.6)%
Average revenue per order (2)	$174.92	$169.42	3.2%	$177.52	$172.45	2.9%
Same-store revenue (1)	$374,249	$359,582	4.1%	$1,074,410	$1,050,046	2.3%
Acquisitions	23,374	6,531		66,310	15,022
Closures	36	2,755		810	9,620
Net acquired revenue (3)	$23,410	$9,286		$67,120	$24,642
Foreign currency impact	(1,839)	—		(7,346)	—
Total	$395,820	$368,868	7.3%	$1,134,184	$1,074,688	5.5%
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

(3)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable periods in 2013. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions.

During the three months ended September 30, 2014, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of an overall improvement in the economy during the quarter and the impact of certain previously implemented initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels as a result of increasing competition and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three and nine months ended September 30, 2014, we experienced a decrease in the number of lower-priced orders and an increase in the number of higher-priced orders.
Price increases as well as the aforementioned shift in revenue from lower to higher-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in November 2013 generally ranged between 3% and 4%.

Direct Costs

Animal Hospital direct costs increased $19.3 million for the three months ended September 30, 2014, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $11.1 million and supplies of $5.2 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related-costs and supplies generally are related to revenue growth.

Animal Hospital direct costs increased $45.0 million for the nine months ended September 30, 2014, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $26.9 million, supplies of $9.2 million and depreciation and amortization of $2.1 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. As mentioned above, the increases in compensation related costs and supplies generally are related to revenue growth. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, Non-GAAP gross margin, Non-GAAP gross profit, excluding acquisition related amortization and Non-GAAP gross margin, excluding acquisition related amortization, for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Gross profit	$68,537	$60,839	12.7%	$180,673	$166,151	8.7%
Impact of inventory adjustment	—	(2,808)		—	(2,808)
Impact of rent expense adjustment	—	—		—	(1,396)
Impact of vacant property adjustment	—	—		—	2,046
Non-GAAP gross profit(1)	$68,537	$58,031	18.1%	$180,673	$163,993	10.2%
Intangible asset amortization associated with acquisitions	4,121	4,368		12,102	12,415
Non-GAAP gross profit, excluding acquisition related amortization(1)	$72,658	$62,399	16.4%	$192,775	$176,408	9.3%
Gross margin	17.3%	16.5%		15.9%	15.5%
Non-GAAP gross margin(1)	17.3%	15.7%		15.9%	15.3%
Non-GAAP gross margin, excluding acquisition related amortization(1)	18.4%	16.9%		17.0%	16.4%

Same-store gross profit	$66,060	$61,481	7.4%	$175,741	$165,837	6.0%
Impact of inventory adjustment	—	(2,790)		—	(2,757)
Impact of rent expense adjustment	—	—		—	(1,396)
Impact of vacant property adjustment	—	—		—	1,662
Non-GAAP same-store gross profit(1)	$66,060	$58,691	12.6%	$175,741	$163,346	7.6%
Intangible asset amortization associated with acquisitions	3,443	4,075		9,626	11,608
Non-GAAP same-store gross profit, excluding acquisition related amortization(1)	$69,503	$62,766	10.7%	$185,367	$174,954	6.0%
Same-store gross margin	17.7%	17.1%		16.4%	15.8%
Non-GAAP same-store gross margin(1)	17.7%	16.3%		16.4%	15.6%
Non-GAAP same-store gross margin, excluding acquisition related amortization(1)	18.6%	17.5%		17.3%	16.7%
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

Consolidated Animal Hospital gross profit increased $7.7 million and $14.5 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. Excluding the impact of the Non-GAAP adjustments detailed in the table above, Non-GAAP gross profit, excluding acquisition related amortization, increased $10.3 million and $16.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit, excluding acquisition related amortization, was primarily attributable to an increase in Animal Hospital same-store gross margin, which increased as a result of leverage gained from higher same-store revenue, managing costs and additional gross profit from acquired animal hospitals.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenue	$91,903	$86,460	6.3%	$276,392	$265,025	4.3%
Gross profit	$45,024	$40,810	10.3%	$137,147	$128,501	6.7%
Gross margin	49.0%	47.2%		49.6%	48.5%
Laboratory revenue increased $5.4 million and $11.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year. The components of the changes in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Internal growth:
Number of requisitions (1)	3,247	3,229	0.6%	9,878	9,974	(1.0)%
Average revenue per requisition (2)	$28.08	$26.78	4.9%	$27.94	$26.57	5.2%
Total internal revenue (1)	$91,183	$86,460	5.5%	$275,996	$265,025	4.1%
Billing-day adjustment (3)	596	—		—	—
Acquired revenue (4)	124	—		396	—
Total	$91,903	$86,460	6.3%	$276,392	$265,025	4.3%
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

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The billing-day adjustment reflects the impact of an additional one-half billing day in 2014, as compared to 2013.

(4)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable periods in 2013.
The increase in Laboratory revenue for the three and nine months ended September 30, 2014, as compared to the prior-year periods, was due to an increase in average revenue per requisition, primarily as a result of price increases in February 2014 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 49.0% and 49.6% for the three and nine months ended September 30, 2014, respectively, as compared to 47.2% and 48.5% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Intercompany Revenue
Laboratory revenue for the three and nine months ended September 30, 2014 included intercompany revenue of $14.5 million and $42.9 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $13.6 million and $41.6 million for the respective prior year periods. All Other revenue for the three and nine months ended September 30, 2014 included intercompany revenue of $4.7 million and $13.9 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $6.0 million and $16.1 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative Expense
SG&A is primarily comprised of costs incurred to support each of our business units. These costs typically include compensation related items for our accounting, legal, information technology, marketing, training, and medical operations departments and in addition, other shared costs such as marketing and rent for corporate facilities.
The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013			2014		2013
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$9,269	2.3%	$8,678	2.4%	6.8%	$28,261	2.5%	$25,723	2.4%	9.9%
Laboratory	8,610	9.4%	7,921	9.2%	8.7%	24,909	9.0%	23,891	9.0%	4.3%
All Other	8,023	26.7%	7,618	27.7%	5.3%	23,782	29.0%	24,573	29.4%	(3.2)%
Corporate	16,890	3.4%	14,530	3.1%	16.2%	47,211	3.3%	43,429	3.2%	8.7%
Total SG&A	$42,792	8.6%	$38,747	8.3%	10.4%	$124,163	8.6%	$117,616	8.6%	5.6%
Consolidated SG&A expense increased $4.0 million for the three months ended September 30, 2014, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended September 30, 2014, was primarily due to an increase in compensation related expenses at our Corporate, Laboratory, and Animal Hospital segments of $1.7 million, $0.7 million, and $0.6 million, respectively, related to increased headcount to support our growing operations. The remainder of the variance is attributable to several individually immaterial items.
Consolidated SG&A expense increased $6.5 million for the nine months ended September 30, 2014, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the nine months ended September 30, 2014, was primarily due to an increase in compensation related expenses at our Corporate, Animal Hospital and Laboratory segments of $3.2 million, $2.2 million, and $1.0 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. The increases were partially offset by a decrease in SG&A of $1.7 million at our Vetstreet business due to our cost containment efforts. The remainder of the variance is attributable to several individually immaterial items.

Operating Income
The following table summarizes our consolidated operating income, Non-GAAP consolidated operating income and Non-GAAP consolidated operating income, excluding acquisition related amortization in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013			2014		2013
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$58,670	14.8%	$52,271	14.2%	12.2%	$151,232	13.3%	$138,969	12.9%	8.8%
Laboratory	36,407	39.6%	32,878	38.0%	10.7%	112,309	40.6%	104,605	39.5%	7.4%
All Other	(24,906)	(82.8)%	2,388	8.7%	(1,143.0)%	(21,961)	(26.8)%	4,487	5.4%	(589.4)%
Corporate	(16,755)		(14,520)		(15.4)%	(47,016)		(43,149)		(9.0)%
Eliminations	60		(978)		106.1%	50		(1,821)		102.7%
Total GAAP consolidated operating income	$53,476	10.7%	$72,039	15.5%	(25.8)%	$194,614	13.5%	$203,091	14.8%	(4.2)%
Impairment of goodwill and other long-lived assets	27,019		—			27,019		—
Impact of inventory adjustment	—		(2,808)			—		(2,808)
Impact of rent expense adjustment	—		—			—		(1,396)
Impact of vacant property adjustment	—		—			—		3,804
Non-GAAP operating income(1)	$80,495	16.1%	$69,231	14.9%	16.3%	$221,633	15.4%	$202,691	14.8%	9.3%
Intangible asset amortization associated with acquisitions	5,231		5,588			15,605		16,153
Non-GAAP consolidated operating income, excluding acquisition related amortization and Non-GAAP operating margin, excluding acquisition related amortization(1)	$85,726	17.2%	$74,819	16.1%	14.6%	$237,238	16.5%	$218,844	16.0%	8.4%
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

Consolidated operating income decreased by $18.6 million and $8.5 million during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in prior year. Excluding the impact of the Non-GAAP adjustments detailed in the above table, Non-GAAP consolidated operating income, excluding acquisition related amortization, increased $10.9 million and $18.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in prior year. The remaining increases for the three and nine months ended September 30, 2014 were primarily related to improved results, as mentioned above, in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts, technology and client lists. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three and nine months ended September 30, 2014, amortization expense associated with acquisitions was $5.2 million and $15.6 million, respectively. For the three and nine months ended September 30, 2013, amortization expense associated with acquisitions was $5.6 million and $16.2 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense:
Senior term notes	$2,704	$2,863	$7,781	$8,653
Capital leases and other	1,363	1,405	3,937	3,656
Amortization of debt costs	353	310	958	937
Non-GAAP interest expense	4,420	4,578	12,676	13,246
Rent expense adjustment	—	—	—	1,401
Consolidated interest expense	4,420	4,578	12,676	14,647
Interest income	(53)	(104)	(112)	(208)
Total consolidated interest expense, net of interest income	$4,367	$4,474	$12,564	$14,439
The decrease in net interest expense for the three and nine months ended September 30, 2014, as compared to the same periods in the prior year, was primarily attributable to lower interest expense on our senior term notes. The weighted average balance and interest rate have declined as compared to the prior year periods. The decrease in the weighted average balance resulted from scheduled debt repayments whereas the decrease in the weighted average interest rates resulted from a lower effective LIBOR rate. In addition, interest expense related to capital leases declined as a result of an immaterial out-of-period adjustment related to an operating lease that should have been accounted for as a capital lease in the prior period for the nine months ended September 30, 2013. These decreases were partially offset by the additions of new capital leases from animal hospitals acquired in the current period .
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three and nine months ended September 30, 2014 was 39.9% and 39.3%, respectively, as compared to 38.9% for the year ended December 31, 2013. Our estimated annual effective tax rate is 39.1%.
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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended September 30, 2014 and September 30, 2013 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to Non-GAAP gross profit, excluding acquisition related amortization, consolidated operating income to Non-GAAP operating income and to Non-GAAP operating income, excluding acquisition related amortization.
Our Non-GAAP adjustments include the following:

•
Goodwill and other long-lived asset impairment adjustment - We recognized a non-cash impairment charge of $27.0 million related to the write-down of goodwill and other long-lived assets in our Vetstreet business for the three and nine months ended September 30, 2014.

•	Debt retirement costs adjustment - We incurred debt retirement costs of $1.7 million related to the refinancing of our senior credit facility for the three and nine months ended September 30, 2014.

•
Inventory adjustment - We recorded a non-cash physical inventory adjustment in our Animal Hospital business segment, which resulted in a $2.8 million credit adjustment to direct costs for the three and nine months ended September 30, 2013.

•
Rent expense adjustment - We reclassified an operating lease to a capital lease and accordingly recorded a corresponding credit to rent expense of $1.4 million for the nine months ended September 30, 2013. This adjustment had an immaterial impact on the consolidated income statement and to net income.

•
Vacant property adjustment - We vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to fair value and accrued certain lease related costs totaling $3.8 million for the nine months ended September 30, 2013.

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

The following table reconciles our GAAP net income to Non-GAAP net income, calculates our Non-GAAP diluted earnings per share, and reconciles to Non-GAAP net income, excluding acquisition related amortization and calculates our Non-GAAP diluted earnings per share, excluding acquisition related amortization for the adjustments mentioned above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income	$27,452	$40,647	$107,079	$112,794
Impact of goodwill and other long-lived asset impairment adjustment	27,019	—	27,019	—
Impact of debt retirement cost adjustment	1,709	—	1,709	—
Impact of inventory adjustment	—	(2,808)	—	(2,808)
Impact of vacant property adjustment	—	—	—	3,804
Tax benefit on above adjustments	(10,647)	1,099	(10,647)	(390)
Non-GAAP net income	45,533	38,938	125,160	113,400
Intangible asset amortization associated with acquisitions, net of tax	3,184	3,401	9,497	9,831
Non-GAAP net income, excluding acquisition related amortization	$48,717	$42,339	$134,657	$123,231
Non-GAAP diluted earnings per share	$0.52	$0.43	$1.41	$1.26
Non-GAAP diluted earnings per share, excluding acquisition related amortization	$0.56	$0.47	$1.52	$1.37
Shares used for computing adjusted diluted earnings per share	87,360	89,845	88,665	89,659

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
At September 30, 2014, our consolidated cash and cash equivalents totaled $126.5 million, representing an increase of $1.5 million, compared to December 31, 2013. Cash flows generated from operating activities totaled at $225.0 million for the nine months ended September 30, 2014, representing an increase of $6.0 million, compared to the nine months ended September 30, 2013.
As of September 30, 2014, $32.1 million of the $126.5 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, repurchases of our common shares, and other smaller acquisitions, primarily from internally-generated cash flows. As of September 30, 2014, we had access to an $800 million revolving credit facility, an increase of $675 million as part of new our New Senior Credit Facility dated August 27, 2014; this allows us to maintain further operating and financial flexibility. In the future, we plan to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.

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
Future Cash Flows
Short-Term
We historically have funded our working capital requirements, capital expenditures, investments in acquisitions of individual hospitals and laboratories, repurchases of our common shares, and other smaller acquisitions, from internally-generated cash flows. We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. During October 2014, to fund share repurchases under our existing $400 million share repurchase authorization as described below, we borrowed $50 million from our revolving credit facility. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2014, we expect to spend $120 million to $135 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. For the nine months ended September 30, 2014, we spent $62.1 million in connection with the acquisition of 23 independent animal hospitals. In addition, we expect to spend approximately $80 million in 2014 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $50.1 million had been expended at September 30, 2014.
In April 2013, our Board of Directors authorized a share repurchase for up to $125.0 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400.0 million of our common shares. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise and may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended September 30, 2014, we repurchased an aggregate of 990,000 shares of common stock for $40.7 million under our new plan.
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
Debt Related Covenants
Our new senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of September 30, 2014, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At September 30, 2014, we had an interest coverage ratio of 21.52 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At September 30, 2014, we had a leverage ratio of 1.89 to 1.00, which was in compliance with the required ratio of no more than 4.50 to 1.00 from September 30, 2014 until March 31, 2015 as defined under the New Senior Credit Facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$225,047	$219,005
Investing activities	(111,246)	(94,363)
Financing activities	(111,880)	(39,337)
Effect of currency exchange rate changes on cash and cash equivalents	(443)	(566)
Increase in cash and cash equivalents	1,478	84,739
Cash and cash equivalents at beginning of period	125,029	68,435
Cash and cash equivalents at end of period	$126,507	$153,174
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $6.0 million for the nine months ended September 30, 2014, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2014 included $110.8 million of net income, net non-cash expenses of $102.3 million and net cash provided as a result of changes in operating assets and liabilities of $11.9 million. The changes in operating assets and liabilities included a $14.8 million increase in accrued payroll and related liabilities, a $12.1 million decrease in prepaid income taxes, and a $2.9 million increase in accounts payable and accrued liabilities. These changes were offset by an $8.2 million increase in inventory, prepaid expenses and other assets, and a $9.7 million increase in trade accounts receivable. The increase in accrued payroll and related liabilities, the decrease in prepaid income taxes, and the increase in accounts payable and accrued liabilities are a result of timing of payment obligations. The increase in inventory, prepaid expenses and other assets is primarily due to increased medical supplies in relation to the acquired hospitals during 2014, and increased partner program funds provided for joint marketing initiatives used to promote certain products. The increase in trade accounts receivable is primarily due to the addition of new hospitals in 2014 as well as increased Antech revenue.
Net cash provided by operating activities increased $30.6 million for the nine months ended September 30, 2013, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2013 included $117.2 million of net income, net non-cash expenses of $75.6 million and net cash provided as a result of changes in operating assets and liabilities of $26.2 million. The changes in operating assets and liabilities included a $21.5 million decrease in prepaid income taxes, a $5.0 million increase in accounts payable and accrued liabilities, an $11.4 million increase in accrued payroll and related liabilities, partially offset by a $10.0 million increase in accounts receivable. The increase in accounts payable, accrued liabilities, accrued payroll and related liabilities and decrease in prepaid income taxes were all a result of timing of payment obligations. The increase in accounts receivable was primarily due to an increase in third quarter 2013 net revenue compared to 2012.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	(62,122)	$(39,640)	$(22,482)	(1)
Capital expenditures	(50,093)	(52,682)	2,589	(2)
Real estate acquired in connection with business acquisitions	(3,293)	(1,208)	(2,085)	(3)
Proceeds from sale or disposal of assets	4,464	905	3,559	(4)
Other	(202)	(1,738)	1,536
Net cash used in investing activities	$(111,246)	$(94,363)	$(16,883)
 ____________________________

(1)	The number of acquisitions will vary from year to year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used for capital expenditures will vary from period to period based on upgrade requirements and the expansion of our animal hospital and laboratory facilities.

(3)	The cash used to acquire real estate varies dependent upon the number of opportunities that meet our selective acquisition criteria.

(4)	The proceeds from the sale or disposal of assets increased in 2014 primarily due to the insurance recovery received on assets from our Medical Technology business that were destroyed by a fire.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Financing Cash Flows:
Repayment of debt	$(563,976)	$(28,507)	$(535,469)	(1)
Proceeds from issuance of long-term debt	600,000	—	600,000	(2)
Payment of financing costs	(7,987)	—	(7,987)	(3)
Distributions to noncontrolling interest partners	(3,577)	(3,324)	(253)
Purchase of noncontrolling interests	(326)	(5,727)	5,401	(4)
Proceeds from issuance of common stock under stock option plans	926	15,111	(14,185)	(5)
Excess tax benefit from exercise of stock options	3,808	2,654	1,154
Repurchase of common stock	(139,910)	(19,384)	(120,526)	(6)
Other	(838)	(160)	(678)
Net cash used in financing activities	$(111,880)	$(39,337)	$(72,543)
____________________________

(1)
For the nine months ended September 30, 2014, the cash payments on our long-term obligations included $533.2 million related to the pay-off of our existing Senior Credit Facility. In addition, there were $30.8 million of scheduled principal payments.

(2)
On August 27, 2014 we entered into a new senior credit facility with various lenders which replaced our existing senior credit facility. A discussion of our New Senior Credit Facility is provided above in our Executive Overview.

(3)	The payment of financing costs in 2014 were related to the New Senior Credit Facility entered into on August 27, 2014.

(4)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(5)	The proceeds from issuance of common stock under stock option plans decreased in the current period, as in the prior year comparable period there were more exercises as options were near expiration.

(6)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2013 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of September 30, 2014 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$600,230	$7,730	$63,750	$528,750	$—
Variable cash interest expense Term A(1)	50,866	11,460	21,631	17,775	—
	$651,096	$19,190	$85,381	$546,525	$—
____________________________

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of September 30, 2014.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of September 30, 2014, we do not have any off-balance-sheet financing arrangements .
Description of Indebtedness
New Senior Credit Facility
We entered into a new senior credit facility on August 27, 2014 and pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.00% to 2.25% per annum, as set forth in the table in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.45%, as set forth in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q.
At September 30, 2014, we had $600.0 million in principal outstanding under our senior term notes and no borrowings outstanding under our revolving credit facility.
The senior term notes and the revolving credit facility mature in August 2019.
Other Debt and Capital Lease Obligations
At September 30, 2014, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that totaled $60.4 million, which are included in long-term debt in the condensed, consolidated balance sheet of this quarterly report on Form 10-Q. Our seller note matures in 2014 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

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
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. We filed our answer to the complaint on September 13, 2013. Written discovery is currently ongoing. We filed a motion for summary judgment on July 18, 2014, and on October 3, 2014 the court denied our request for summary judgment. We are continuing to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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

The following table provides information on shares of our common stock we repurchased during the quarter ended September 30, 2014:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

July 1, 2014 to July 31, 2014	1,100,000	$36.21	1,100,000	$8,209,481
August 1, 2014 to August 31, 2014	231,697	$37.53	216,171	$400,114,637
September 1, 2014 to September 30, 2014	1,027,633	$41.09	990,000	$359,438,232
	2,359,330	$38.46	2,306,171	$359,438,232

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, 2,306,171 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 53,159 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

(3)	The average price paid for shares repurchased under the Share Repurchase Program excludes commissions paid.

(4)
In April 2013, our Board of Directors authorized a repurchase program to purchase up to $125 million in shares of our common stock. As of August 2014, we have completed this program and our Board of Directors authorized a new repurchase program to buyback up to $400 million in shares of our common stock in open market purchases or negotiated transactions.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2014.

Date:	November 7, 2014	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document