Form 10-K
period 2014-12-31
VCA INC
filed 2015-02-27
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, was approximately $3.0 billion, computed by reference to the price of $35.09 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2014 was 85,050,307 shares.
Total common stock outstanding at February 23, 2015 was 82,089,335 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

VCA Inc. and Subsidiaries

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

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by more than 3,000 veterinarians and had approximately 8.8 million patient visits in 2014.

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

Our communication and marketing solutions business provides services to veterinary practices, pharmaceutical manufacturers, and the pet owning community. Our services to veterinary practices include subscriptions to our Pet Portals. The Pet Portal provides an online platform for the veterinarian to offer secure individualized portals for pet owners as well as practice websites that are branded to the individual veterinary clinic. We also sell appointment reminder notices that are sent to pet owners on behalf of their clinics both print and email. Our services to manufacturers predominately involve business analytics, and targeted marketing programs to animal hospitals whom are subscribers to our Pet Portal.

Our pet services business primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®. Camp Bow Wow also operates several corporate-owned facilities.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and has since established a position in the animal healthcare industry through both internal growth and by acquisitions. By 2010, we operated a total of 528 animal hospitals, 50 laboratories, and a supplier of digital radiography and ultrasound imaging equipment. Subsequent to 2010, our company continued to grow by adding, additional laboratories, independent animal hospitals, animal hospital chains and other ancillary businesses, the following of which were noteworthy:

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

•
On August 15, 2014, we acquired Camp Bow Wow Franchising, Inc., formerly known as D.O.G. Enterprises, LLC ("Camp Bow Wow"). On the acquisition date, there were 125 Camp Bow Wow® franchise locations operating in 37 states and one Canadian province. The acquisition has expanded our participation in the dog boarding and day care service segment of the pet health industry.

Industry Overview

According to American Pet Products Association, Inc’s. (“APPA”) 2013-2014 APPA National Pet Owners Survey, the United States population of companion animals is approximately 208 million, including about 179 million dogs and cats. APPA estimates that approximately $34 billion was spent in the United States on pets in 2014 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with approximately 83 million, or 68%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 57 million households owned at least one dog and 45 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2014, over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 53,000 veterinarians practicing at the end of 2014. We have estimated that there are over 26,000 companion animal hospitals operating at the end of 2014. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our Animal Hospital, Laboratory, Medical Technology, Vetstreet and Camp Bow Wow operating segments. Key elements to our strategy include:

•
Capitalizing on our Leading Market Position to Generate Revenue Growth.    Our leading market position in the animal hospital, veterinary laboratory, online communications and pet services franchising markets positions us to capitalize on favorable growth trends in the animal healthcare industry. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. Our Medical Technology business seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on new and existing technologies. In our Vetstreet business, we seek to generate revenue growth by providing integrated animal healthcare online and offline educational products, communication products and customized solutions for pharmaceutical manufacturers and veterinary professionals seeking to influence pet owner behavior in a medically appropriate way. By providing pet owners the basic knowledge they need to get more attuned to their pets' health, providing them authoritative pet health information and encouraging them to create and maintain a close relationship with the veterinarian of their choice, veterinary practice revenues should benefit. In our Camp Bow Wow business, we provide an all-day, full-service offering, including large outdoor and indoor play areas, spacious cabins, comfortable cots, live webcams and Certified Camp Counselors. More importantly, we provide assurance to owners that their pets will be in a safe, happy and loved environment. Our Home Buddies programs provide dog walking, pet sitting, in-home webcam rentals, pet waste cleanup and other ancillary services. Our Home Buddies programs provide reward-based dog training including obedience classes, private sessions and advanced behavior modification. We use certified trainers to help dogs deal with aggression towards people and other animals, fence fighting, leash reactivity and separation anxiety. We plan to leverage Camp Bow Wow's and VCA's existing customer bases and facilities to cross-promote VCA and Camp Bow Wow services.

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

•
Pursuing Selected Acquisitions.    The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our Animal Hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year with aggregate annual revenue of approximately $65 million to $95 million. Our overall acquisition strategy involves the identification of high-quality practices where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing animal hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Business Segments

We report our results of operations through two reportable segments: Animal Hospital and Laboratory. Our Vetstreet, Medical Technology and Camp Bow Wow operating segments do not meet the materiality requirements to be presented as separate reportable segments. Accordingly, they are grouped into an “All Other” category.

Information regarding revenue and operating income, attributable to each of our reportable segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 15, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2014, we operated or managed 643 animal hospitals serving 41 states and four Canadian provinces. Our Animal Hospital revenue accounted for 79%, 79% and 78% of total consolidated revenue in 2014, 2013 and 2012, respectively.

Services

In addition to general medical and surgical services, we offer specialized treatments for companion animals, including advanced diagnostic services, internal medicine, oncology, neurology, endocrinology, ophthalmology, dermatology and cardiology. We also provide pharmaceutical products for use in the delivery of treatments by our veterinarians and pet owners. Many of our animal hospitals offer additional services, including grooming, bathing and boarding. We also sell specialty pet products at our animal hospitals, including pet food, vitamins, therapeutic shampoos and conditioners, flea collars and sprays, and other accessory products. During our fiscal year, we launched VCA CareClubTM as the pet healthcare solution for pet owners who want a comprehensive and affordable way to keep their pets as healthy and happy as possible through every stage of their lives. VCA CareClubTM is a membership program that covers all life stages and includes: convenient monthly payments, multiple visits to a VCA hospital each year, veterinarian-recommended vaccines, prevention and early detection tests of serious diseases and routine dental care. We believe this preventative and early detection wellness program offers our customers peace of mind knowing they are doing the best for their pet.

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

As of December 31, 2014, our network of freestanding, full-service animal hospitals had facilities located in the following states and four Canadian provinces:

California	113	Nevada	7
Texas*	48	Minnesota*	6
Washington*	34	Hawaii	5
New York*	34	Alaska	5
Florida	31	New Mexico	5
Massachusetts	28	New Hampshire*	5
Pennsylvania	26	Delaware	4
Illinois	20	South Carolina	4
Georgia	20	Wisconsin	4
Virginia	18	Missouri	3
Colorado	18	Rhode Island*	3
Connecticut	15	Tennessee	3
Arizona	15	Kansas*	2
New Jersey*	13	Kentucky	2
Indiana	12	Louisiana*	2
Oregon*	12	Nebraska*	2
Maryland	12	Vermont	2
North Carolina*	11	Utah	2
Michigan*	10	Alabama*	1
Ohio	10	West Virginia*	1
Oklahoma	7

Ontario, Canada*	26
Alberta, Canada*	25
British Columbia, Canada*	13
Quebec, Canada*	4

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

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 32 of our facilities, which train over 150 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 16% of total consolidated revenue in 2014, 2013 and 2012. We service a diverse customer base of over 16,000 clients including animal hospitals we operate.

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

Laboratory Network

At December 31, 2014, we operated 59 veterinary diagnostic laboratories. Our laboratory network includes:

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

In 2014, we derived approximately 87% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

Our medical technology business is a leader in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens, Philips and Canon. The success of our medical technology business, in part, is due to its focus on the veterinary market, which allows us to differentiate our products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our business, financial condition and results of operations could be adversely and negatively impacted.

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

At December 31, 2014, we provided management and administrative services to 184 animal hospitals in 15 states, and 68 animal hospitals in four Canadian provinces. In some cases, in addition to providing management and administrative services we may lease the veterinary facility and equipment to the veterinary practice. We consolidate these veterinary practices for financial reporting purposes. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that jurisdiction.

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

Employees

At December 31, 2014 we employed or managed on behalf of the professional corporations to which we provide services approximately 11,500 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

Availability of Our Reports Filed with the Securities and Exchange Commission (“SEC”)

We maintain a website with the address http://investor.vca.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish that material to, the SEC.

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

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline.

Changes in the demand for our products and services could negatively affect our operating results.

The frequency of visits to our animal hospitals has declined and may continue to decline. We believe that the frequency of visits is impacted by consumer spending habits, which are affected by a number of factors, including among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The United States and Canadian economies have undergone and may in the future undergo, significant volatility and disruption. Business and financial disruptions in the United States' and Canadian economies could have a material adverse effect on the demand for our services. In addition, economic concerns may cause some pet owners to elect to skip or defer visits to veterinary hospitals, affect their willingness to approve certain diagnostic tests, comply with a treatment plan, forgo expensive treatment options, defer treatment for their pets altogether or even own a pet. Additionally, the frequency of visits to our animal hospitals and the number of diagnostic tests performed by our laboratories may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, many pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet, resulting in a decline in demand for these products at our animal hospitals. All of the foregoing may result in a decrease in sales of our products and services, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The significant competition in the companion animal healthcare industry could result in a decrease in our prices, an increase in our acquisition costs, a loss of market share and could materially affect our revenue and profitability.

The companion animal healthcare industry is highly competitive with few barriers to entry and we expect that competition may become even more intense in the future. New competitors have been entering our market and may continue to do so and existing competitors may introduce new and competitive products and services. Some of our competitors or potential competitors may seek to differentiate themselves by offering similar products or services at lower prices or bundled product and service offerings through co-marketing arrangements. To compete successfully, we may be required to reduce prices, increase our acquisition and operating costs or take other measures that could have a material adverse effect on our business, financial condition or results of operations, margins and cash flow. In addition, if we are unable to compete successfully, we may lose market share.

A significant component of our annual growth strategy includes the acquisition of independent animal hospitals. The competition for animal hospital acquisitions from national and regional multi-clinic companies may cause us to increase the amount we pay to acquire additional animal hospitals and may result in fewer acquisitions than anticipated by our growth strategy. If we are unable to acquire our forecasted number of animal hospitals in any year, or if our acquisition costs increase, we may be unable to effectively implement our growth strategy and realize anticipated increases in Animal Hospital revenue and operating income.

Some national companies in the pet care industry, including the operators of super-stores, are developing networks of animal hospitals in markets that include our animal hospitals; this may cause us to reduce prices to remain competitive. Reducing prices may have a material adverse effect on our Animal Hospital revenue, operating income and margins, alternatively not reducing prices may cause us to lose market share.

We compete with clinical laboratory companies in the same markets we service. Some of these companies have acquired additional laboratories in the markets in which we operate and may continue their expansion, and aggressively “bundle” their products and services to compete with us. Increased competition may materially adversely affect our Laboratory revenue and margins. Several national companies develop and sell on-site diagnostic equipment that allows veterinarians to perform their own laboratory tests. Growth of the on-site diagnostic testing market may have a material adverse effect on our Laboratory revenue and operating income.

Our medical technology business is a leader in the market for medical imaging equipment in the animal healthcare industry. Our primary competitors are companies that are much larger than us and have substantially greater capital, manufacturing, marketing and research and development resources than we do, including companies such as Siemens, Philips and Canon. The success of our medical technology business, in part, is due to its focus on the veterinary market, which allows us to differentiate our products and services to meet the unique needs of this market. If this market receives more focused attention from these larger competitors, we may find it difficult to compete and as a result our business, financial condition and results of operations could be adversely and negatively impacted.

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

If we are unable to effectively execute our growth strategy, it may have a negative impact on our growth and profitability.

Our ability to maintain or enhance our growth rates and profitability depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we are not able to implement or effectively execute on this strategy, our rate of growth or profitability may be negatively impacted. We currently have implemented several key initiatives in order to enhance our organic growth rates such as our Client Experience program, our Veterinarian Communication training and our VCA CareClubTM wellness plans. We have also entered into an agreement with several distributors to collaborate on the introduction of our laboratory services to their substantial list of customers in order to increase our market share. We experienced a decline in same-store revenue growth in our animal hospitals for ten consecutive quarters, which ended in the second quarter of 2011. Our Laboratory growth had also been affected and became negative during certain quarters of the three year period ending December 31, 2010. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 2.5% and growth of 2.8% for 2010 through 2014. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 0% and 5.3% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

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

Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2014, we acquired 47 animal hospitals and Camp Bow Wow. In 2013, we acquired 20 animal hospitals and one laboratory and in 2012, we acquired 79 animal hospitals, including 44 in Canada with the acquisition of AVC, one laboratory and ThinkPets. We expect to continue our animal hospital acquisition program and, if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and materially adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.

The growth in multi-clinic animal hospital organizations and buying consortiums has resulted in the increased dependence in our Laboratory and Medical Technology Divisions on a few large supply contracts, the loss of any one of which could have a material adverse impact on our laboratory business and results of operations.

An increasing percentage of veterinary hospitals in the U.S. are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Banfield Pet Hospital and National Veterinary Associates, each of which is currently a customer of ours. A similar trend exists in Canada and may in the future also develop in other international markets. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations.

Our business and reputation may be impacted by information technology system failures or network disruptions.

Despite the precautions we have taken, we may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. In addition, we rely on third parties for payment processing and secure handling of credit card and other confidential information. Failures or disruptions in their systems could prevent access to our services. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing and financial reporting. If any of the above were to occur, our business, financial condition and results of operations could be materially and adversely affected.

We may be subject to loss of sensitive data that could subject us to significant reputational, financial, legal and operational consequences.

Our business requires us to use and store customer, employee and business personally identifiable information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, fraud, employee error, malfeasance, faulty password management or other irregularities, and result in persons obtaining unauthorized access to our data or our customers’ accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords, payment information or other sensitive information, which may in turn be used to access our information technology systems.

We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. Moreover, if fraud or a computer security breach affects our systems or results in the unauthorized release of data, our reputation and brand could be materially damaged and use of our products and services could decrease. As a consequence, we could also be exposed to the risk of direct loss or litigation, governmental investigations and inquiries and possible liability.

Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and are subject to potentially differing interpretations.

We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, regulations industry self-regulatory principles industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Many foreign countries have adopted similar laws governing privacy. As we expand internationally, we will be subject to these laws and regulations, as well as to foreign intellectual property laws, laws regulating competition and other laws. There can be no assurance that we will not violate any applicable current or future foreign laws and regulations, which could result in fines and other penalties against us, litigation and/or regulatory action, damage our reputation and adversely affect our ability to successfully expand our business internationally, all of which could have a material adverse effect on our business, financial condition and operating results. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and results of operations.

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2014, our consolidated balance sheet reflected $1.4 billion of goodwill and $88.2 million of other intangible assets, constituting a substantial portion of our total assets of $2.3 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as an operating expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense.

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

Loss of our executive officers could disrupt our operations.

We depend on the efforts of a relatively few executive officers. Our executive officers are not currently, and are not expected to be, subject to non-compete provisions. In addition, our four most senior executive officers have served the Company in their capacities for more than 25 years. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officer positions upon their retirement could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers, or our inability to recruit and retain qualified executive officers in the future, could, at least temporarily, have a material adverse effect on our business, financial condition and results of operations.

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

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2014, we provided management and administrative services to 184 animal hospitals in 15 states and 68 animal hospital in four Canadian provinces, under management agreements with these veterinary practices, including 48 practices in Texas, 34 in Washington, and 34 in New York. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

At December 31, 2014, we operated 68 animal hospitals and four laboratories in Canada. Transactions in those facilities are in Canadian dollars. Any strengthening of the rate of exchange for the U.S. dollar against the Canadian dollar adversely affects our results, as it reduces the dollar value of sales that are made in Canada and reduces the profits on products manufactured or sourced in U.S. dollars and exported to Canada. Approximately 8.2%, 7.3% and 6.5% of our consolidated revenue for each of the years ended December 31, 2014, 2013 and 2012 was derived from our operations in Canada. In the future, we may expand into other international markets. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot easily be predicted. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Our business, financial condition, and results of operations could be materially adversely affected by fluctuations in the exchange rate between international currencies and the U.S. dollar.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 68,000 square feet of leased space. At February 27, 2015, we leased or owned facilities at 767 other locations that house our animal hospitals, laboratories, our medical technology business, our Vetstreet business, and our Camp Bow Bow business. We own 160 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

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

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit until class certification is completed in the Duran case. Plaintiff Duran filed his class certification motion and supporting documentation in January 2015. A class certification hearing is scheduled for April 3, 2015. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. We filed our answer to the complaint on September 13, 2013. On July 18, 2014, we filed a motion for summary judgment, and on October 3, 2014 the court denied our request for summary judgment. Although we believed this lawsuit was without merit and have vigorously defended against the claims, the parties engaged in mediation on December 18, 2014. As a result of the mediation, the parties reached an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of December 31, 2014, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed settlement remains subject to court approval and class notice administration before it will be effective.

On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had venue transferred to the Southern District of California. This case is in an early procedural stage and we intend to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

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

	High	Low
Fiscal 2014 by Quarter
Fourth	$50.14	$36.80
Third	$42.14	$34.58
Second	$36.53	$29.36
First	$35.61	$30.30
Fiscal 2013 by Quarter
Fourth	$31.67	$26.84
Third	$29.58	$25.55
Second	$27.18	$20.89
First	$23.81	$20.32

At February 23, 2015, there were 294 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2009 to December 31, 2014. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index, the Russell 2000 Index, and our Peer Group. The comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
VCA Inc.	100.00	93.46	79.25	84.47	125.84	195.71
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
Peer Group (1)	100.00	129.39	135.09	146.89	207.99	243.03
____________________________

(1)
Our Peer Group includes: C.R. Bard, Inc., Chipotle Mexican Grill, Inc., Chico's FAS, Inc., GNC Holdings, Inc., Guess?, Inc., HealthSouth Corporation, Hologic, Inc., Idexx Laboratories, Inc., Lincare Holdings Inc., Magellan Health Services, Inc., Mednax, Inc. and The Cheesecake Factory Incorporated.

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends in respect of our common stock. Specifically, our senior credit facility dated August 27, 2014 prohibits us from declaring, ordering, paying, or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Transactions in Our Equity Securities

For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed.

The following table provides information on shares of our common stock we repurchased during the fourth quarter of 2014 (in thousands except average price paid per share data):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

October 1, 2014 to October 31, 2014	1,264,689	$39.83	1,264,689	$309,061,376
November 1, 2014 to November 30, 2014	216,737	$45.70	181,528	$300,780,351
December 1, 2014 to December 31, 2014	1,140,615	$48.10	1,124,000	$246,722,098
	2,622,041	$43.91	2,570,217	$246,722,098
____________________________

(1)	Information is based on settlement dates of repurchase transactions.

(2) Consists of shares of our common stock, par value $0.001 per share. Of these shares, 2,570,217 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 51,824 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

The following table provides our selected consolidated financial data as of and for each of the five-year periods ended December 31, 2014. The income statement, cash flow data, and other financial data for each of the three years ended December 31, 2014, and the balance sheet data as of December 31, 2014 and 2013 has been derived from our financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Income Statement Data:
Animal Hospital revenue(1)	$1,514,878	$1,417,908	$1,331,314	$1,150,120	$1,052,462
Laboratory revenue	360,396	344,831	327,801	316,797	310,654
All Other revenue	115,785	112,740	112,960	80,430	64,013
Intercompany revenue	(72,576)	(72,110)	(72,433)	(61,986)	(45,661)
Total revenue	1,918,483	1,803,369	1,699,642	1,485,361	1,381,468
Direct costs	1,473,842	1,393,989	1,324,668	1,146,904	1,050,304
Gross profit	444,641	409,380	374,974	338,457	331,164
Selling, general and administrative expense(2)	171,506	157,911	157,155	121,112	123,541
Impairment of goodwill and other long-lived assets(3)	27,019	—	123,573	21,310	—
Net (gain) loss on sale of assets	(1,152)	2,455	1,310	382	374
Operating income(3)	247,268	249,014	92,936	195,653	207,249
Interest expense, net	17,779	18,549	16,552	16,884	13,630
Debt retirement costs	1,709	—	—	2,764	2,131
Business combination adjustment gain	—	—	(5,719)	—	—
Other expense (income)	219	90	(488)	118	(772)
Income before provision for income taxes	227,561	230,375	82,591	175,887	192,260
Provision for income taxes(4)	86,878	87,453	31,875	76,027	78,102
Net income	140,683	142,922	50,716	99,860	114,158
Net income attributable to noncontrolling interests	5,245	5,411	5,165	4,455	3,915
Net income attributable to VCA Inc.	$135,438	$137,511	$45,551	$95,405	$110,243
Basic earnings per share	$1.56	$1.55	$0.52	$1.10	$1.28
Diluted earnings per share	$1.54	$1.53	$0.51	$1.09	$1.27
Weighted-average shares outstanding for basic earnings per share	86,656	88,621	87,681	86,606	86,049
Weighted-average shares outstanding for diluted earnings per share	87,825	89,663	88,671	87,394	87,051

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except percentages)
Other Financial Data:
Consolidated gross margin	23.2%	22.7%	22.1%	22.8%	24.0%
Animal Hospital gross margin	15.2%	14.7%	14.2%	15.6%	16.4%
Laboratory gross margin	48.8%	47.5%	46.3%	45.4%	45.8%
All Other gross margin	33.4%	34.2%	34.3%	26.1%	30.1%
Consolidated operating margin(1)(3)	12.9%	13.8%	5.5%	13.2%	15.1%
Animal Hospital operating margin	12.6%	12.1%	11.7%	13.5%	14.1%
Laboratory operating margin	39.5%	38.3%	37.3%	36.6%	37.3%
All Other operating margin(3)	(17.0)%	5.0%	(108.2)%	(24.2)%	7.3%
Cash Flow Data:
Net cash provided by operating activities	$270,210	$256,372	$237,253	$191,051	$168,073
Net cash used in investing activities	$(219,242)	$(126,731)	$(219,258)	$(271,310)	$(150,174)
Net cash (used in) provided by financing activities	$(93,765)	$(72,013)	$(13,514)	$47,004	$(66,142)
Capital expenditures	$(72,948)	$(73,270)	$(76,807)	$(63,485)	$(61,951)
Balance Sheet Data (at period end):
Cash and cash equivalents	$81,383	$125,029	$68,435	$63,651	$97,126
Goodwill	$1,415,861	$1,321,234	$1,281,590	$1,237,607	$1,092,480
Total assets	$2,332,020	$2,228,209	$2,081,939	$1,995,368	$1,766,422
Long-term obligations	$794,768	$619,645	$630,643	$618,853	$527,036
Total VCA Inc. stockholders’ equity	$1,200,646	$1,307,416	$1,183,503	$1,107,878	$998,924
____________________________

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

(3)
In 2014, our operating income and operating margin were unfavorably impacted by a $27.0 million non-cash impairment charge. The charge was attributable to impairment of goodwill and intangible assets, related to our Vetstreet business, included in our All Other segments category. The charge impacted our 2014 operating margin by 1.4%.

In 2012, our operating income and operating margin were unfavorably impacted by a $123.6 million non-cash impairment charge. The charge was attributable to impairment of our goodwill and intangible assets, related to our Vetstreet business, included in our All Other segments category. Our operating income was also impacted by a $3.1 million out-of-period adjustment to depreciation expense related to our acquired capital leases. These charges impacted our 2012 consolidated operating margin by 7.5%.

In 2011, our operating income and operating margin were unfavorably impacted by a $21.3 million non-cash goodwill impairment charge, related to our medical technology business. The charge impacted our 2011 operating margin by 1.4%.

(4)	The 2014, 2012 and 2011 provisions for income taxes were impacted by the tax effect of the impairment charges mentioned above.

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 27, 2015, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 27, 2015, at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.

Overview

We are a leading North American animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical-based marketing solutions to the veterinary community. Additionally, we franchise the right to operate dog day care, overnight boarding and grooming services at specially designed pet care facilities.

Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2014, our animal hospital network consisted of 643 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2014, our laboratory network consisted of 59 laboratories serving all 50 states and certain areas in Canada.

Our “All Other” category includes the results of our Medical Technology, Vetstreet and Camp Bow Wow operating segments. Each of these segments did not meet the materiality thresholds to be reported individually as segments.

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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP  gross profit and our Non-GAAP gross margin on a consolidated basis for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP interest expense, Non-GAAP consolidated net income and Non-GAAP diluted earnings per share. See “Consolidated Results of Operations - Non-GAAP Financial Measures” below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Executive Overview

During the year ended December 31, 2014, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 2.8% in 2014 and increased 1.1%, adjusted for one less business day, in 2013. Our Laboratory internal revenue increased 4.4% in 2014 and increased 5.3%, adjusted for one less billing day in 2013. Our consolidated operating income decreased 0.7% in 2014 and increased 167.9% in 2013. Our consolidated operating margin decreased 0.9% in 2014 and increased 8.3% in 2013. Excluding the impact of the adjustments detailed below under the caption, Operating Income, our Non-GAAP consolidated operating income increased 9.6% and 11.2% in 2014 and 2013, respectively, and our Non-GAAP consolidated operating margin increased 50 basis points and 60 basis points in 2014 and 2013, respectively. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.

Share Repurchase Program

In April 2013, our Board of Directors authorized a share repurchase program for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise and may be effected through Rule 10b5-1 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this report.

Financing Transaction

On August 27, 2014, we entered into a new senior credit facility with various lenders for $1.4 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A., and Suntrust Bank as co-syndication agents (the "New Senior Credit Facility"). The New Senior Credit Facility replaced our existing senior credit facility which provided for $534 million of term notes and a $125 million revolving credit facility. The New Senior Credit Facility provides for $600 million of senior secured term notes and an $800 million senior secured revolving credit facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. In addition to refinancing all outstanding amounts under our existing credit agreement, borrowings under our New Senior Credit Facility may be used for general corporate purchases, including permitted share repurchases.

Goodwill and Other Long-lived Assets Impairment
As a result of an interim impairment review, we recorded a goodwill and other long-lived assets impairment charge in our Vetstreet reporting unit of $27.0 million, $17.0 million net of tax, or $0.20 per diluted share. We determined that a write-down of goodwill and long-lived assets was necessary as Vetstreet's fiscal 2014 actual operating results and cash flow to date, and projections of future operating results and cash flow, were significantly lower than previously forecasted. We do not expect this accounting write-down to affect our ongoing business or financial performance.

Acquisitions

Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2014, we acquired 47 independent animal hospitals with annualized revenue of $122.5 million.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For the Years Ended December 31,
	2014	2013	2012
Animal Hospitals:
Beginning of period	609	609	541
Acquisitions, excluding AVC in 2012	47	20	35
AVC	—	—	44
New facilities	—	—	1
Acquisitions relocated into our existing animal hospitals	(4)	(2)	(6)
Sold, closed or merged	(9)	(18)	(6)
End of period	643	609	609
Laboratories:
Beginning of period	56	55	53
Acquisitions	—	1	1
New facilities	3	—	2
Closed or merged	—	—	(1)
End of period	59	56	55

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

Revenue

Generally, we recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. For the Animal Hospital segment, revenue is recognized when services are performed or products are sold. For the Laboratory segment, revenue is recognized when services are performed. For the other segments, revenue is generally recognized when services are provided or delivery of goods has occurred. Our Medical Technology business sells digital radiography imaging equipment bundled with other services in certain instances. Under these arrangements, the sales consideration is allocated at inception to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable's selling price.

Valuation of Goodwill and Other Intangible Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2014 was $1.4 billion, consisting of $1.3 billion for our Animal Hospital reporting unit, $97.5 million for our Laboratory reporting unit, $8.2 million for our Medical Technology reporting unit and $4.5 million for our Camp Bow Wow reporting unit.

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

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, we then perform the more detailed two-step impairment test.

In the two-step test, as mentioned above, first we identify potential impairment by comparing the estimated fair value of our reporting units with the carrying value defined as the reporting unit’s net assets, including goodwill. If the estimated fair value of our reporting units is greater than our carrying value, there is no impairment and the second step is not needed.

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

2014 Interim Impairment Review
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
2014 Qualitative Assessment
As of October 31, 2014, we evaluated our goodwill for impairment using the qualitative method. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net carrying values at that date. As such, we concluded that goodwill was not impaired for any of our reporting units. In making this determination, we considered several factors, including the following: (1) the amount by which the fair value of the Laboratory reporting segment exceeded its carrying value as of October 31, 2013, indicated that there would need to be a substantial deterioration of the business in order for there to be a potential impairment; (2) during the latter half of 2014, two large third-party animal hospital chain transactions occurred at high valuation multiples; (3) the carrying values of our reporting units as of October 31, 2014 compared favorably to the previously calculated fair values as of October 31, 2013; and (4) the pet care industry remains very strong. Although there is increased competition, we remain competitive across each of our reporting units. Our financial results are consistent with our strong outlook. In addition, there has been minimal change to the multiples at which we purchase animal hospitals.

As of December 31, 2014, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill.
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

2014 Interim Impairment Review
In conjunction with our interim impairment review during the quarter ended September 30, 2014, we recorded a long-lived intangible asset impairment charge of $13.1 million, $8.0 million net of tax, related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts. Additionally, we recorded a long-lived tangible asset impairment charge of approximately $4.7 million, $2.8 million net of tax, also related to the aforementioned Vetstreet business.

2013 and 2012 Impairment Tests
There was no impairment charge recorded on our long-lived intangible assets in 2013. In conjunction with our 2012 year-end review, we recorded long-lived intangible asset impairment of $22.9 million related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts.

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
Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2014, we have a net deferred tax liability of $73.2 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our income tax rate would cause us to increase our net deferred tax liability balance by $1.8 million with a corresponding charge to earnings.
We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes, which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2014.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Animal Hospital	79.0%	78.6%	78.4%
Laboratory	18.8	19.1	19.3
All Other	6.0	6.3	6.6
Intercompany	(3.8)	(4.0)	(4.3)
Total revenue	100.0	100.0	100.0
Direct costs	76.8	77.3	77.9
Gross profit	23.2	22.7	22.1
Selling, general and administrative expense	9.0	8.8	9.2
Impairment of goodwill and other long-lived assets	1.4	—	7.3
Net (gain) loss on sale or disposal of assets	(0.1)	0.1	0.1
Operating income	12.9	13.8	5.5
Interest expense, net	0.9	1.0	1.0
Debt retirement costs	0.1	—	—
Business combination adjustment gain	—	—	(0.4)
Income before provision for income taxes	11.9	12.8	4.9
Provision for income taxes	4.6	4.9	1.9
Net income	7.3	7.9	3.0
Net income attributable to noncontrolling interests	0.2	0.3	0.3
Net income attributable to VCA Inc.	7.1%	7.6%	2.7%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2014		2013		2012		% Change
	$	% of Total	$	% of Total	$	% of Total	2014	2013
Animal Hospital	$1,514,878	79.0%	$1,417,908	78.6%	$1,331,314	78.4%	6.8%	6.5%
Laboratory	360,396	18.8%	344,831	19.1%	327,801	19.3%	4.5%	5.2%
All Other	115,785	6.0%	112,740	6.3%	112,960	6.6%	2.7%	(0.2)%
Intercompany	(72,576)	(3.8)%	(72,110)	(4.0)%	(72,433)	(4.3)%	(0.6)%	0.4%
Total revenue	$1,918,483	100.0%	$1,803,369	100.0%	$1,699,642	100.0%	6.4%	6.1%

Consolidated revenue increased $115.1 million in 2014, as compared to 2013. The increase was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of acquisitions, revenue increased $42.8 million, primarily due to organic revenue growth in our Animal Hospital and Laboratory segments. The increase was partially offset by the impact of foreign currency translation and declining revenues in our Vetstreet business. Our Animal Hospital same-store revenue increased 2.8% in 2014. Our Laboratory internal revenue growth was 4.4% in 2014.

Consolidated revenue increased $103.7 million in 2013, as compared to 2012. The increase was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of acquisitions, revenue increased $21.7 million, primarily due to organic revenue growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 1.1% in 2013. Our Laboratory internal revenue growth was 5.3% in 2013.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	For the Years Ended December 31,
	2014		2013		2012		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2014	2013
Animal Hospital	$1,284,077	84.8%	$1,208,781	85.3%	$1,142,203	85.8%	6.2%	5.8%
Laboratory	184,588	51.2%	180,952	52.5%	176,040	53.7%	2.0%	2.8%
All Other	77,161	66.6%	74,139	65.8%	74,253	65.7%	4.1%	(0.2)%
Intercompany	(71,984)	(3.8)%	(69,883)	(3.9)%	(67,828)	(4.0)%	(3.0)%	(3.0)%
Total direct costs	$1,473,842	76.8%	$1,393,989	77.3%	$1,324,668	77.9%	5.7%	5.2%

Consolidated direct costs increased $79.9 million in 2014, as compared to 2013. The increase was primarily attributable to compensation related costs, supplies and acquisitions, predominately in the animal hospital segment.

Consolidated direct costs increased $69.3 million in 2013, as compared to 2012. The increase was primarily attributable to compensation related costs, supplies and acquisitions, predominately in the animal hospital segment.

Gross Profit

The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2014		2013		2012		% Change
	$	Gross Margin	$	Gross Margin	$	Gross Margin	2014	2013
Animal Hospital	$230,801	15.2%	$209,127	14.7%	$189,111	14.2%	10.4%	10.6%
Laboratory	175,808	48.8%	163,879	47.5%	151,761	46.3%	7.3%	8.0%
All Other	38,624	33.4%	38,601	34.2%	38,707	34.3%	0.1%	(0.3)%
Intercompany	(592)		(2,227)		(4,605)
Consolidated gross profit	$444,641	23.2%	$409,380	22.7%	$374,974	22.1%	8.6%	9.2%
Impact of inventory adjustment	—		(2,808)		—
Impact of rent expense adjustment	—		(1,396)		—
Impact of vacant property adjustment	—		2,046		—
Impact of depreciation expense adjustment	—		—		3,051
Intangible asset amortization associated with acquisitions	20,780		20,753		21,858
Non-GAAP consolidated gross profit and Non-GAAP consolidated gross margin(1)	$465,421	24.3%	$427,975	23.7%	$399,883	23.5%	8.7%	7.0%
____________________________

(1)
Non-GAAP consolidated gross profit and Non-GAAP consolidated gross margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated gross profit increased $35.3 million in 2014, as compared to 2013. Excluding the impact of the adjustments detailed in the table above, Non-GAAP consolidated gross profit increased $37.4 million in 2014, as compared to 2013. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins in our Animal Hospital and Laboratory business segments. The increase also included $12.9 million of gross profit related to the acquisitions consummated since the beginning of 2013.

Consolidated gross profit increased $34.4 million in 2013, as compared to 2012. Excluding the impact of the adjustments detailed in the table above, Non-GAAP consolidated gross profit increased $28.1 million in 2013, as compared to 2012. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins at our Animal Hospital, Laboratory, and Medical Technology business segments. The increase also included $9.7 million of gross profit related to the acquisitions consummated since the beginning of 2012.

Segment Results

Animal Hospital Segment

Revenue

Animal Hospital revenue increased $97.0 million in 2014, as compared to 2013 and $86.6 million in 2013, as compared to 2012. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2014 Comparative Analysis			2013 Comparative Analysis
	For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Animal Hospital Revenue:
Same-store facility:
Orders(1)	8,003	8,011	(0.1)%	6,912	7,078	(2.3)%
Average revenue per order(2)	$177.18	$172.13	2.9%	$174.83	$168.81	3.6%
Same-store revenue(1)	$1,417,928	$1,378,997	2.8%	$1,208,416	$1,194,824	1.1%
Business day adjustment(3)	—	—		—	3,774
Foreign currency impact	(10,806)	—		(4,028)	—
Net acquired revenue(4)	107,756	38,911		213,520	132,716
Total	$1,514,878	$1,417,908	6.8%	$1,417,908	$1,331,314	6.5%
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

(4)
Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from those animal hospitals sold or closed, on or after the beginning of the comparable period, which was January 1, 2013 for the 2014 Comparative Analysis and January 1, 2012 for the 2013 Comparative Analysis. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions.

During the year ended December 31, 2014, as compared to the same period in the prior year, our volume of same-store orders remained relatively flat primarily due to the combination of an overall improvement in the economy during the latter half of the year and the impact of certain previously implemented initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels as a result of increasing competition and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. For the years ended December 31, 2014 and December 31, 2013, we experienced a decrease in the number of lower priced orders while higher priced orders remained relatively flat.

Price increases as well as the aforementioned mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in 2014 generally ranged between 3% and 4%.

Direct Costs
Animal Hospital direct costs increased $75.3 million for the year ended December 31, 2014, as compared to 2013. The increase was primarily due to an increase in compensation related expenses of $46.6 million, supplies of $13.4 million and depreciation and amortization of $3.4 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related costs and supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.
Animal Hospital direct costs increased $66.6 million for the year ended December 31, 2013, as compared to 2012. The increase was primarily due to an increase in compensation related expenses of $37.2 million, supplies of $9.2 million and depreciation and amortization of $3.1 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. As mentioned above, the increases in compensation related costs and supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.
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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Gross profit	$230,801	$209,127	10.4%	$209,127	$189,111	10.6%
Impact of inventory adjustment	—	(2,808)		(2,808)	—
Impact of rent expense adjustment	—	(1,396)		(1,396)	—
Impact of vacant property adjustment	—	2,046		2,046	—
Impact of depreciation expense adjustment	—	—		—	3,051
Intangible asset amortization associated with acquisitions	16,576	16,088		16,088	15,118
Non-GAAP gross profit(1)	$247,377	$223,057	10.9%	$223,057	$207,280	7.6%
Gross margin	15.2%	14.7%		14.7%	14.2%
Non-GAAP gross margin(1)	16.3%	15.7%		15.7%	15.6%

Same-store gross profit(2)	223,044	209,173	6.6%	187,763	175,125	7.2%
Impact of inventory adjustment	—	(2,757)		(2,615)	—
Impact of rent expense adjustment	—	(1,396)		(1,396)	—
Impact of vacant property adjustment	—	1,662		1,662	—
Impact of depreciation expense adjustment	—	—		—	3,051
Intangible asset amortization associated with acquisitions	12,649	14,937		7,861	9,866
Non-GAAP same-store gross profit(1)	$235,693	$221,619	6.4%	$193,275	$188,042	2.8%
Same-store gross margin	15.7%	15.2%		15.5%	14.7%
Non-GAAP same-store gross margin(1)	16.6%	16.1%		16.0%	15.7%
____________________________

(1)
Non-GAAP gross profit and Non-GAAP gross margin and the same measures expressed on a same store basis, are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

(2)	Same-store gross profit for the year ended December 31, 2012 was adjusted to reflect one additional business day in 2012 as compared to 2013.

Consolidated Animal Hospital gross profit increased $21.7 million for the year ended December 31, 2014, as compared to 2013. Excluding the impact of the adjustments detailed in the table above, Non-GAAP gross profit increased $24.3 million in 2014, as compared to 2013. The increase in Non-GAAP gross profit was primarily attributable to an increase in Animal Hospital same-store gross margin, which increased as a result of leverage gained from higher same-store revenue, managing costs and an additional $11.6 million of gross profit from acquired animal hospitals.

Consolidated Animal Hospital gross profit increased $20.0 million for the year ended December 31, 2013, as compared to 2012. Excluding the impact of the adjustments detailed in the table above, Non-GAAP gross profit increased $15.8 million in 2013, as compared to 2012. The increase in Non-GAAP gross profit was primarily attributable to an increase of $11.4 million of gross profit from acquired animal hospitals, as well as an increase in our Animal Hospital same-store gross margin due to improved leverage from heartworm medication and retail supplies.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2014	2013	2012	2014	2013
Revenue	$360,396	$344,831	$327,801	4.5%	5.2%
Gross profit	$175,808	$163,879	$151,761	7.3%	8.0%
Gross margin	48.8%	47.5%	46.3%

Laboratory revenue increased $15.6 million in 2014, as compared to 2013 and $17.0 million in 2013, as compared to 2012. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2014 Comparative Analysis			2013 Comparative Analysis
	For the Years Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions(1)	12,785	12,883	(0.8)%	12,868	12,584	2.3%
Average revenue per requisition(2)	$28.15	$26.77	5.2%	$26.77	$26.00	3.0%
Total internal revenue(1)	$359,903	$344,831	4.4%	$344,488	$327,243	5.3%
Billing day adjustment(3)	—	—		—	558
Acquired revenue(4)	493	—		343	—
Total	$360,396	$344,831	4.5%	$344,831	$327,801	5.2%
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

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2012 billing day adjustment reflects the impact of one less billing day in 2013, as compared to 2012.

(4)	Acquired revenue in both the 2014 and 2013 Comparative Analyses represents the revenue of the laboratories acquired in each of those respective years.

The increase in Laboratory revenue for 2014, as compared to 2013, was due to an increase in average revenue per requisition, primarily as a result of price increases in February 2014 as well as changes in product mix.

The increase in Laboratory revenue for 2013, as compared 2012, was due to an increase in internal revenue growth attributable to an increase in number of requisitions and average revenue per requisition, which was primarily a result of price increases in February 2013 as well as changes in product mix.

Historically, requisitions have been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors have resulted in significant increases in requisitions in the past, the economic downturn, slow economic recovery and the effects of increased competition continued to negatively impact requisitions in 2013 and 2014.

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

Our Laboratory gross margin increased to 48.8% in 2014, as compared to 47.5% in 2013. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Our Laboratory gross margin increased to 47.5% in 2013, as compared to 46.3% in 2012. The improvement in gross margins is primarily attributable to operating leverage from increased revenue.

Intercompany Revenue

Laboratory revenue in 2014, 2013 and 2012, included intercompany revenue of $56.6 million, $54.2 million and $52.4 million, respectively, generated by providing laboratory services to our animal hospitals. All Other revenue in 2014, 2013 and 2012, included intercompany revenue of $19.7 million, $21.1 million and $22.3 million, respectively, generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our operating segments, all intercompany transactions are generally accounted for as if the transactions were with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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

The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2014		2013		2012		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2014	2013
Animal Hospital	$39,022	2.6%	$34,133	2.4%	$30,826	2.3%	14.3%	10.7%
Laboratory	33,550	9.3%	31,915	9.3%	29,660	9.0%	5.1%	7.6%
All Other	33,456	28.9%	32,941	29.2%	37,879	33.5%	1.6%	(13.0)%
Corporate	65,478	3.4%	58,922	3.3%	58,790	3.5%	11.1%	0.2%
Total SG&A	$171,506	9.0%	$157,911	8.8%	$157,155	9.2%	8.6%	0.5%

Consolidated SG&A expense increased $13.6 million in 2014, as compared to 2013. The increase in consolidated SG&A in 2014, as compared to 2013, was primarily due to an increase in compensation related expenses at our Corporate, Animal Hospital and Laboratory segments of $5.3 million, $3.6 million and $1.6 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. The increases were partially offset by a decrease in SG&A of $1.8 million at our Vetstreet business due to our cost containment efforts. The remainder of the variance is attributable to several individually immaterial items.

Consolidated SG&A expense increased $0.8 million in 2013, as compared to 2012. Consolidated SG&A in 2013, as compared to 2012, was essentially flat as increased SG&A in our Animal Hospital, Laboratory segments, and at Corporate were mostly offset by decreased SG&A at our Vetstreet business. The increased SG&A in our Animal Hospital, Laboratory segments, and at Corporate were primarily due to increased compensation-related costs of $7.1 million related to increased headcount to support our growing operations and to a lesser extent, executive compensation. Mostly offsetting these increases were decreased administrative expenses of $2.1 million related to the 2013 acquisitions, as compared to those incurred on 2012 acquisitions and decreased SG&A at our Vetstreet business due to cost containment of $5.9 million. The remainder of the variance is attributable to several individually immaterial items. As a result of the above mentioned decreases in year-over-year acquisition costs and decreased Vetstreet SG&A, consolidated SG&A as a percentage of consolidated revenue decreased 40 basis points.

Operating Income

The following table summarizes our consolidated operating income, Non-GAAP consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2014		2013		2012		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2014	2013
Animal Hospital	$190,306	12.6%	$172,141	12.1%	$156,356	11.7%	10.6%	10.1%
Laboratory	142,346	39.5%	132,041	38.3%	122,115	37.3%	7.8%	8.1%
All Other	(19,650)	(17.0)%	5,653	5.0%	(122,246)	(108.2)%	(447.6)%	104.6%
Corporate	(65,142)		(58,594)		(58,684)		(11.2)%	0.2%
Eliminations	(592)		(2,227)		(4,605)		73.4%	51.6%
Total GAAP consolidated operating income	$247,268	12.9%	$249,014	13.8%	$92,936	5.5%	(0.7)%	167.9%
Impact of inventory adjustment	—		(2,808)		—
Impact of rent expense adjustment	—		(1,396)		—
Impact of vacant property adjustment	—		3,804		—
Impact of depreciation expense adjustment	—		—		3,051
Impact of goodwill and other long-lived assets impairment	27,019		—		123,573
Intangible asset amortization associated with acquisitions	21,039		20,934		22,731
Non-GAAP consolidated operating income(1)	$295,326	15.4%	$269,548	14.9%	$242,291	14.3%	9.6%	11.2%
____________________________

(1)
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about these financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated operating income decreased by $1.7 million in 2014, as compared to 2013. Excluding the impact of the adjustments detailed in the above table, consolidated operating income, increased by $25.8 million in 2014, as compared to 2013. The remaining increases primarily relate to the improved results, mentioned above in our Animal Hospital and Laboratory segments.

Consolidated operating income increased by $156.1 million in 2013, as compared to 2012. Excluding the impact of the adjustments detailed in the above table, consolidated operating income, increased by $27.3 million in 2013, as compared to 2012. The remaining increases primarily relate to the improved results, mentioned above in our Animal Hospital and Laboratory segments and the cost controls implemented during the year at our Vetstreet business.

Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts, technology and client lists. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the years ended 2014, 2013 and 2012, amortization expense associated with acquisitions was $21.0 million, $20.9 million, and $22.7 million, respectively.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Interest expense:
Senior term notes and revolving credit facility	$10,730	$11,448	$12,394
Capital leases and other	5,830	4,834	3,348
Amortization of debt costs	1,391	1,245	1,278
Non-GAAP interest expense(1)	17,951	17,527	17,020
Rent expense adjustment	—	1,401	—
Consolidated interest expense	17,951	18,928	17,020
Interest income	(172)	(379)	(468)
Total consolidated interest expense, net of interest income	$17,779	$18,549	$16,552
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

Consolidated net interest expense decreased $0.8 million in 2014, as compared to 2013. Excluding the impact of the adjustment in the table above, Non-GAAP net interest expense increased $0.6 million. The increase in Non-GAAP net interest expense was primarily attributable to new capital leases from animal hospitals acquired in 2014 and increases in amortized debt costs and bank administrative expenses related to the refinance of the New Senior Credit Facility. These increases in Non-GAAP net interest expense were partially offset by lower interest expense on our senior term notes. Interest expense on our senior term notes decreased due to a decline in year-over-year weighted average interest rates, which was primarily a result of improved interest rates under our New Senior Credit Facility due to more favorable leverage ratios. This effect was partially offset by an increase in the weighted average debt balance under our New Senior Credit Facility. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion.

Consolidated net interest expense increased $2.0 million in 2013, as compared to 2012. Excluding the impact of the Non-GAAP adjustment in the table above, Non-GAAP net interest expense increased $0.6 million. The increase in Non-GAAP net interest expense was primarily due to increased interest expense from capital leases. This increase was partially offset by a decrease in our senior term note interest resulting from a lower effective LIBOR rate applied against a lower senior term note balance, in comparison to prior year.

Provision for Income Taxes

The effective tax rate of income attributable to VCA for 2014, 2013 and 2012 was 39.1%, 38.9% and 41.2%, respectively.

The effective tax rate for 2013 was lower than that of 2012 and 2014 primarily due to a nondeductible charge related to goodwill impairment in 2012 and 2014.

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

The Non-GAAP financial measures presented in this report include Non-GAAP gross profit and Non-GAAP gross margin, computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin computed on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP interest expense, Non-GAAP consolidated net income, and Non-GAAP diluted earnings per share. These financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the years ended 2014, 2013 and 2012 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part II, Item 7 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to consolidated operating income to Non-GAAP operating income.

Our Non-GAAP adjustments include the following:

•
Goodwill and other long-lived assets impairment - In 2014 and 2012, we recognized a non-cash impairment charge of $27.0 million and $123.6 million, respectively, related to the write-down of goodwill and other long-lived assets in our Vetstreet business.

•	Debt retirement costs - In 2014, we incurred debt retirement costs of $1.7 million related to the refinancing of our senior credit facility

•	Inventory adjustment - In 2013, we recorded a non-cash physical inventory adjustment in our Animal Hospital business segment, which resulted in a $2.8 million credit adjustment to direct costs.

•
Rent expense adjustment - In 2013, we reclassified an operating lease to a capital lease and accordingly recorded a corresponding credit to rent expense of $1.4 million and an offsetting debit to interest expense for approximately the same amount. This adjustment had an immaterial impact on the consolidated income statement and to net income.

•
Vacant property adjustment - In 2013, we vacated properties of two animal hospitals whose operations were consolidated into a newly constructed, newly owned animal hospital. Accordingly, we recorded a write-down to fair value and accrued certain lease related costs totaling $3.8 million.

•	Business combination adjustment gain - In 2012, we recorded a $5.7 million gain on our 20% interest in AVC held at the time that we increased our investment in AVC.

•	Depreciation expense adjustment - In 2012, we recorded an additional $3.1 million of depreciation expense related to our acquired capital leases.

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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	For the Years Ended December 31,
	2014	2013	2012
GAAP Net income	$135,438	$137,511	$45,551
Impact of goodwill and other long-lived assets impairment	27,019	—	123,573
Impact of debt retirement costs	1,709	—	—
Impact of inventory adjustment	—	(2,808)	—
Impact of vacant property adjustment	—	3,804	—
Impact of business combination adjustment gain	—	—	(5,719)
Impact of depreciation expense adjustment	—	—	3,051
Intangible asset amortization associated with acquisitions	21,039	20,934	22,731
Tax benefit on above adjustments	(18,882)	(8,584)	(54,444)
Non-GAAP Net income	$166,323	$150,857	$134,743
Non-GAAP diluted earnings per share	$1.89	$1.68	$1.52
Shares used for computing adjusted diluted earnings per share	87,825	89,663	88,671

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

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2014, 2013 and 2012. The amount paid by our company to Akin for these legal services was approximately $0.9 million, $0.4 million and $0.6 million in 2014, 2013 and 2012, respectively.

Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $5.7 million, $13.0 million and $13.1 million in 2014, 2013 and 2012, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) in the form of promissory note. Our commitment under the revolving credit agreement is to loan up to $0.5 million, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2014, we loaned VetSource $0.3 million.

Liquidity and Capital Resources

Introduction

We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, (iii) proceeds received from the sale of our imaging equipment and other related services and (iv) payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures, acquisitions, and share repurchases. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.

We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At December 31, 2014, our consolidated cash and cash equivalents totaled $81.4 million, representing a decrease of $43.6 million as compared to the prior year. Cash flows generated from operating activities totaled $270.2 million in 2014, representing an increase of $13.8 million as compared to the prior year.

At December 31, 2014, $12.8 million of the $81.4 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, repurchase of our common shares, and other smaller acquisitions primarily from internally-generated cash flows. In the future however, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of December 31, 2014, we have access to $665 million under our revolving credit facility which allows us to maintain further operating and financial flexibility. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion.

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

In 2015, we expect to spend $70 million to $100 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. In addition, we expect to spend approximately $95 million in 2015 for both property and equipment additions and capital costs necessary to maintain our existing facilities.

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

Debt Related Covenants

Our New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of December 31, 2014, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.

At December 31, 2014, we had a interest coverage ratio of 21.00 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The New Senior Credit Facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2014, we had a leverage ratio of 2.19 to 1.00, which was in compliance with the required ratio of no more than 4.50 to 1.00 from September 30, 2014 until March 31, 2015 as defined under the New Senior Credit Facility. The New Senior Credit Facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$270,210	$256,372	$237,253
Investing activities	(219,242)	(126,731)	(219,258)
Financing activities	(93,765)	(72,013)	(13,514)
Effect of currency exchange rate changes on cash and cash equivalents	(849)	(1,034)	303
(Decrease) increase in cash and cash equivalents	(43,646)	56,594	4,784
Cash and cash equivalents at beginning of year	125,029	68,435	63,651
Cash and cash equivalents at end of year	$81,383	$125,029	$68,435

Cash Flows from Operating Activities

Net cash provided by operating activities increased $13.8 million in 2014, as compared to 2013. Operating cash flow for the year ended December 31, 2014 included $140.7 million of net income and net non-cash expenses of $135.0 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $5.5 million. The changes in operating assets and liabilities primarily included a $22.9 million increase in inventory, prepaid expenses and other assets, and a $3.9 million increase in net, trade accounts receivable, mostly offset by an $11.6 million increase in accounts payable and other accrued liabilities and accrued interest, a $6.8 million increase in accrued payroll and related liabilities, and a $3.0 million decrease in prepaid incomes taxes. The increase in inventory, prepaid expenses and other assets is primarily due to increased medical supplies in relation to the acquired hospitals in 2014, along with new product offerings, an increase in the accruals for partner program receivables, the addition of new wellness plan receivables which are collected through equal monthly payments rather than payment in full at the time of services, as well as an $8.0 million receivable from insurance recoveries in connection with the May 2014 fire at our Medical Technology business. The increase in net, trade accounts receivable was primarily due to the addition of new hospitals in 2014, as well as increased Antech revenue. The increases in accounts payable and other accrued liabilities, accrued payroll and related liabilities, and the decrease in prepaid income taxes was primarily due to the timing of payment obligations.

Net cash provided by operating activities increased $19.1 million in 2013, as compared to 2012. Cash provided by operating activities of $256.4 million for the year ended December 31, 2013 consisted of $142.9 million of net income, net non-cash expenses of $116.8 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $3.4 million. The changes in operating assets and liabilities included an $11.0 million increase in accounts receivable and a $7.1 million increase in inventory, prepaid expenses and other assets, partially offset by a $7.8 million decrease in prepaid income taxes and a $6.5 million increase in accrued payroll and related liabilities. The increase in accounts receivable was primarily related to the increase in net revenues. The increase in inventory, prepaid expense and other assets was primarily due to an increase in lease receivables as a result of entering into additional Laboratory service contracts. The decrease in prepaid income taxes was due to the timing of payment obligations. The increase in accrued payroll and related liabilities was primarily due to the timing of payment obligations.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2014	2013	2012	2014	2013
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(122,804)	$(52,688)	$(78,629)	$(70,116)	$25,941
Acquisition of AVC	—	—	(48,819)	—	48,819
Acquisition of ThinkPets	—	—	(7,468)	—	7,468
Acquisition of Camp Bow Wow(1)	(15,686)	—	—	(15,686)	—
Total business acquisitions, net of cash acquired(2)	(138,490)	(52,688)	(134,916)	(85,802)	82,228
Property and equipment additions(3)	(72,948)	(73,270)	(76,807)	322	3,537
Real estate acquired with acquisitions(4)	(9,017)	(5,328)	(5,337)	(3,689)	9
Proceeds from sale or disposal of assets(5)	3,904	7,096	115	(3,192)	6,981
Other	(2,691)	(2,541)	(2,313)	(150)	(228)
Net cash used in investing activities	$(219,242)	$(126,731)	$(219,258)	$(92,511)	$92,527
____________________________

(1)	The cash used includes the acquisition of Camp Bow Wow, as well as two additional camps acquired by Camp Bow Wow subsequent to the VCA acquisition.

(2)	The number of acquisitions will vary from year-to-year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(3)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(4)	The cash used to acquire real estate varies dependent upon the number of opportunities that meet our specific acquisition criteria.

(5)	The proceeds from the sale or disposal of assets in 2014 primarily relates to the insurance recovery received on assets from our Medical Technology business that were destroyed by fire.

The proceeds from the sale or disposal of assets increased in 2013 primarily due to the sale of our previous West Los Angeles location.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2014	2013	2012	2014	2013
Financing Cash Flows:
Repayment of long-term obligations(1)	$(568,011)	$(41,129)	$(60,775)	$(526,882)	$19,646
Proceeds from the issuance of long-term obligations(2)	600,000	—	50,000	600,000	(50,000)
Proceeds from revolving credit facility(3)	135,000	—	50,000	135,000	(50,000)
Repayment of revolving credit facility	—	—	(50,000)	—	50,000
Payment of financing costs(4)	(7,987)	—	(122)	(7,987)	122
Distributions to noncontrolling interest partners(5)	(5,009)	(4,866)	(4,481)	(143)	(385)
Purchase of noncontrolling interests(6)	(326)	(6,581)	—	6,255	(6,581)
Proceeds from stock options exercises(7)	2,859	17,233	9,533	(14,374)	7,700
Excess tax benefits from stock based compensation	6,241	3,446	2,868	2,795	578
Stock repurchases(8)	(255,108)	(39,367)	(8,159)	(215,741)	(31,208)
Other	(1,424)	(749)	(2,378)	(675)	1,629
Net cash used in financing activities	$(93,765)	$(72,013)	$(13,514)	$(21,752)	$(58,499)
____________________________

(1)
In 2014, the cash payments on our long-term obligations included $533.2 million related to the payoff of our existing Senior Credit Facility. In addition, there were $34.8 million of scheduled principal payments.

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

(2)
In 2014, we entered into a new Senior Credit Facility with various lenders, which replaced our existing credit facility. A discussion of our New Senior Credit Facility is provided above in our Executive Overview.

In 2012, the proceeds from long-term obligations were related to $50.0 million of new term loans borrowed pursuant to our incremental facilities permitted under our August 16, 2011 credit and guaranty agreement.

(3)	The $135.0 million borrowed from our revolving credit facility in 2014 was used primarily to fund stock repurchases under our existing $400 million share repurchase authorization.

(4)	The payment of financing costs in 2014 were related to the New Senior Credit Facility entered into in 2014.

(5)	The distributions to noncontrolling interest partners represent cash payments to noncontrolling interest partners for their portion of the partnerships’ excess cash.

(6)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(7)	The proceeds from the issuance of stock under stock option plans increased in 2013 as there were more exercises in that year as options were near expiration.

(8)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligations on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2014 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$735,230	$15,230	$67,500	$652,500	$—
Capital lease obligations	59,538	4,075	6,580	7,566	41,317
Operating leases	1,141,888	76,322	150,526	143,398	771,642
Fixed cash interest expense	44,174	5,043	9,101	7,884	22,146
Variable cash interest expense Term A(1)	52,477	12,243	23,155	17,079	—
Purchase obligations(2)	32,712	7,102	12,905	12,705	—
Other long-term liabilities(3)	37,495	3,489	6,362	4,885	22,759
Earn-out payments(4)	5,760	1,935	2,515	1,000	310
	$2,109,274	$125,439	$278,644	$847,017	$858,174
____________________________

(1)	The interest payments on our variable-rate senior term notes and revolving credit facility are based on rates effective as of December 31, 2014.

(2)
Purchase obligations consist primarily of supply purchase agreements related to our medical technology and animal hospital businesses, construction contracts primarily for our animal hospitals, and data extraction, maintenance and modification services for Vetstreet.

(3)	Includes future payments under our SERP, Consulting Agreements and Mandatorily Redeemable Partnership Interests.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Financing Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2014, we do not have any off-balance sheet financing arrangements.

Description of Indebtedness

New Senior Credit Facility

We entered into a new senior credit facility on August 27, 2014 and pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.00% to 2.25% per annum, as set forth in the table in Note 7, Long-Term Obligations, of this annual report on Form 10-K. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.45% per annum, as set forth in the table in Note 7, Long-Term Obligations, of this annual report on Form 10-K.

At December 31, 2014, we had $600.0 million in principal outstanding under our senior term notes and $135.0 million in borrowings outstanding under our revolving credit facility.

The senior term notes and the revolving credit facility mature in August 2019.

Other Debt and Capital Lease Obligations

At December 31, 2014, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that totaled $59.8 million, which are included in long-term debt in our consolidated balance sheet of this annual report on Form 10-K. Our seller note matures in 2015 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2014, under our New Senior Credit Facility we had borrowings of $600.0 million in senior term notes and $135.0 million in borrowings outstanding under our Revolving Credit Facility with fluctuating interest rates based on market benchmarks such as the Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we had historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. As of December 31, 2014, we had no interest rate swap agreements. In the future, we may enter into interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.

If the Eurodollar rate increases or decreases 1% from December 31, 2014, the additional annual interest expense or savings would amount to $7.3 million.

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

VCA Inc. and Subsidiaries

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2014. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

February 27, 2015

/s/ ROBERT L. ANTIN
Robert L. Antin Chairman of the Board, President and Chief Executive Officer

/s/ TOMAS W. FULLER
Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VCA Inc.:

We have audited the accompanying consolidated balance sheets of VCA Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of VCA Inc. as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of VCA Inc.

/s/    KPMG LLP

Los Angeles, California
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VCA Inc.:

We have audited the internal control over financial reporting of VCA Inc. as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of VCA Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014 and the related financial statement schedules, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/    KPMG LLP
Los Angeles, California
February 27, 2015

VCA Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$81,383	$125,029
Trade accounts receivable, less allowance for uncollectible accounts of $19,846 and $17,702 at December 31, 2014 and 2013, respectively	60,482	59,900
Inventory	56,050	55,067
Prepaid expenses and other	36,924	25,417
Deferred income taxes	30,331	29,018
Prepaid income taxes	18,277	15,434
Total current assets	283,447	309,865
Property and equipment, net	468,041	448,366
Goodwill	1,415,861	1,321,234
Other intangible assets, net	88,175	86,671
Notes receivable	2,807	3,454
Deferred financing costs, net	7,874	2,987
Other	65,815	55,632
Total assets	$2,332,020	$2,228,209
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$19,356	$51,087
Accounts payable	46,284	36,962
Accrued payroll and related liabilities	64,359	57,337
Other accrued liabilities	67,219	58,762
Total current liabilities	197,218	204,148
Long-term debt, less current portion	775,412	568,558
Deferred income taxes	103,502	93,082
Other liabilities	33,190	34,127
Total liabilities	1,109,322	899,915
Commitments and contingencies
Redeemable noncontrolling interests	11,077	10,678
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,937 and 88,508 shares outstanding as of December 31, 2014 and 2013, respectively	83	89
Additional paid-in capital	155,802	384,797
Retained earnings	1,064,158	928,720
Accumulated other comprehensive loss	(19,397)	(6,190)
Total VCA Inc. stockholders’ equity	1,200,646	1,307,416
Noncontrolling interests	10,975	10,200
Total equity	1,211,621	1,317,616
Total liabilities and equity	$2,332,020	$2,228,209

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenue	$1,918,483	$1,803,369	$1,699,642
Direct costs	1,473,842	1,393,989	1,324,668
Gross profit	444,641	409,380	374,974
Selling, general and administrative expense	171,506	157,911	157,155
Impairment of goodwill and other long-lived assets	27,019	—	123,573
Net (gain) loss on sale or disposal of assets	(1,152)	2,455	1,310
Operating income	247,268	249,014	92,936
Interest expense	17,951	18,928	17,020
Interest income	(172)	(379)	(468)
Debt retirement costs	1,709	—	—
Business combination adjustment gain	—	—	(5,719)
Other expense (income)	219	90	(488)
Income before provision for income taxes	227,561	230,375	82,591
Provision for income taxes	86,878	87,453	31,875
Net income	140,683	142,922	50,716
Net income attributable to noncontrolling interests	5,245	5,411	5,165
Net income attributable to VCA Inc.	$135,438	$137,511	$45,551
Basic earnings per share	$1.56	$1.55	$0.52
Diluted earnings per share	$1.54	$1.53	$0.51
Weighted-average shares outstanding for basic earnings per share	86,656	88,621	87,681
Weighted-average shares outstanding for diluted earnings per share	87,825	89,663	88,671

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income(1)	$140,683	$142,922	$50,716
Other comprehensive income:
Foreign currency translation adjustments	(13,963)	(7,999)	1,429
Other comprehensive (loss) income	(13,963)	(7,999)	1,429
Total comprehensive income	126,720	134,923	52,145
Comprehensive income attributable to noncontrolling interests(1)	4,489	5,449	5,165
Comprehensive income attributable to VCA Inc.	$122,231	$129,474	$46,980
____________________________

(1)	Includes $2.4 million, $3.3 million and $2.5 million for 2014, 2013 and 2012, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2011	86,796	$87	$361,715	$745,658	$418	$10,074	$1,117,952
Net income (excludes $962 and $1,555 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	45,551	—	2,648	48,199
Other comprehensive income	—	—	—	—	1,429	—	1,429
Distribution to noncontrolling interests	—	—	—	—	—	(1,832)	(1,832)
Share-based compensation	—	—	14,087	—	—	—	14,087
Issuance of common stock under stock incentive plans	1,506	1	9,532	—	—	—	9,533
Issuance of common stock for acquisitions	473	—	10,500	—	—	—	10,500
Stock repurchases	(403)	—	(8,216)	—	—	—	(8,216)
Excess tax benefit from stock based compensation	—	—	2,868	—	—	—	2,868
Tax shortfall and other from stock options and awards	—	—	(127)	—	—	—	(127)
Balances, December 31, 2012	88,372	88	390,359	791,209	1,847	10,890	1,194,393
Net income (excludes $1,233 and $2,003 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	137,511	—	2,175	139,686
Other comprehensive loss (excludes $44 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(8,037)	(6)	(8,043)
Formation of noncontrolling interest	—	—	—	—	—	3,336	3,336
Distribution to noncontrolling interests	—	—	—	—	—	(1,886)	(1,886)
Purchase of noncontrolling interests	—	—	(785)	—	—	(4,309)	(5,094)
Share-based compensation	—	—	14,104	—	—	—	14,104
Issuance of common stock under stock incentive plans	1,559	2	17,231	—	—	—	17,233
Stock repurchases	(1,423)	(1)	(39,366)	—	—	—	(39,367)
Excess tax benefit from stock based compensation	—	—	3,446	—	—	—	3,446
Tax shortfall and other from stock options and awards	—	—	(268)	—	—	—	(268)
Other	—	—	76	—	—	—	76
Balances, December 31, 2013	88,508	89	384,797	928,720	(6,190)	10,200	1,317,616
Net income (excludes $1,210 and $1,625 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	135,438	—	2,410	137,848
Other comprehensive loss (excludes $469 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(13,207)	(287)	(13,494)
Formation of noncontrolling interests	—	—	—	—	—	933	933
Distribution to noncontrolling interests	—	—	—	—	—	(2,281)	(2,281)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	17,200	—	—	—	17,200
Issuance of common stock under stock incentive plans	881	—	2,859	—	—	—	2,859
Stock repurchases	(6,452)	(6)	(255,102)	—	—	—	(255,108)
Excess tax benefit from stock based compensation	—	—	6,241	—	—	—	6,241
Tax shortfall and other from stock options and awards	—	—	(223)	—	—	—	(223)
Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$140,683	$142,922	$50,716
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	27,019	—	123,573
Depreciation and amortization	79,427	77,409	76,227
Amortization of debt issue costs	1,391	1,245	1,278
Provision for uncollectible accounts	6,248	7,360	6,396
Debt retirement costs	1,709	—	—
Business combination adjustment gain	—	—	(5,719)
Net (gain) loss on sale or disposal of assets	(1,152)	2,455	1,310
Share-based compensation	17,200	14,104	14,087
Deferred income taxes	8,853	18,064	(33,398)
Excess tax benefits from stock based compensation	(6,241)	(3,446)	(2,868)
Other	531	(377)	(584)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,900)	(11,048)	1,640
Inventory, prepaid expenses and other assets	(22,897)	(7,134)	(10,329)
Accounts payable and other accrued liabilities	11,597	557	3,640
Accrued payroll and related liabilities	6,782	6,502	7,181
Income taxes	2,960	7,759	4,103
Net cash provided by operating activities	270,210	256,372	237,253
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(138,490)	(52,688)	(134,916)
Real estate acquired in connection with business acquisitions	(9,017)	(5,328)	(5,337)
Property and equipment additions	(72,948)	(73,270)	(76,807)
Proceeds from sale or disposal of assets	3,904	7,096	115
Other	(2,691)	(2,541)	(2,313)
Net cash used in investing activities	(219,242)	(126,731)	(219,258)

The accompanying notes are an integral part of these consolidated financial statements.

VCA Antech, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Repayment of long-term obligations	(568,011)	(41,129)	(60,775)
Proceeds from the issuance of long-term obligations	600,000	—	50,000
Payment of financing costs	(7,987)	—	(122)
Proceeds from revolving credit facility	135,000	—	50,000
Repayment of revolving credit facility	—	—	(50,000)
Distributions to noncontrolling interest partners	(5,009)	(4,866)	(4,481)
Purchase of noncontrolling interests	(326)	(6,581)	—
Proceeds from issuance of common stock under stock incentive plans	2,859	17,233	9,533
Excess tax benefits from stock based compensation	6,241	3,446	2,868
Stock repurchases	(255,108)	(39,367)	(8,159)
Other	(1,424)	(749)	(2,378)
Net cash used in financing activities	(93,765)	(72,013)	(13,514)
Effect of currency exchange rate changes on cash and cash equivalents	(849)	(1,034)	303
(Decrease) increase in cash and cash equivalents	(43,646)	56,594	4,784
Cash and cash equivalents at beginning of year	125,029	68,435	63,651
Cash and cash equivalents at end of year	$81,383	$125,029	$68,435

Supplemental disclosures of cash flow information:
Interest paid	$15,049	$16,422	$15,407
Income taxes paid	$75,098	$61,825	$61,481

Supplemental schedule of non-cash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$157,956	$75,445	$220,526
Fair value of pre-existing investments	(2,014)	—	(11,850)
Noncontrolling interest	(1,705)	(6,936)	(8,161)
Cash paid for acquisitions, net of acquired cash	(138,490)	(52,688)	(134,916)
Assumed debt	(7,749)	(2,360)	(25,915)
Issuance of common stock for acquisitions	—	—	(10,500)
Contingent consideration	(2,797)	(1,285)	(1,306)
Holdbacks	(4,544)	(1,092)	(3,475)
Liabilities assumed	$657	$11,084	$24,403

Other non-cash items:
Capital lease additions	$—	$21,668	$—

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following five operating segments: animal hospitals (“Animal Hospital”), veterinary diagnostic laboratories (“Laboratory”), veterinary medical technology (“Medical Technology”), Vetstreet and Camp Bow Wow Franchising, Inc. (f/k/a D.O.G. Enterprises, LLC) ("Camp Bow Wow").

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2014, we operated or managed 643 animal hospitals throughout 41 states and four Canadian provinces.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2014, we operated 59 laboratories of various sizes located strategically throughout the United States and Canada.

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
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®. As of December 31, 2014, there were 129 Camp Bow Wow® franchise locations operating in 36 states and one Canadian province.

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

We provide management and other administrative services to certain veterinary practices in states and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and Canadian provinces, we provide management and other administrative services to the veterinary medical practices. At December 31, 2014, we operated 184 animal hospitals in 15 of these states and 68 animal hospitals in four Canadian provinces, under management agreements with these veterinary practices. Pursuant to the management agreements, the veterinary medical practices are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state or province.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

b.    Foreign Currency Translation

The functional currency of our Canadian subsidiaries is their local currency. Assets and liabilities are translated into U.S. dollars at the exchange rate at the balance sheet date, whereas revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period.

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

•
For revenue related to bundled products and services, sales arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, whereby any discount in the arrangement is allocated proportionally to each deliverable on the basis of each deliverable’s selling price.

VCA Inc. and Subsidiaries
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

Deferred Revenue

We defer revenue for certain transactions as follows:

•
We defer revenue for pre-paid services such as our consulting, marketing and education services and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for services provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the service period.

As a result of these policies, we have deferred revenue and costs at December 31, 2014 and 2013 consisting of the following (in thousands):

	2014	2013
Deferred equipment revenue(1)	$883	$811
Deferred fixed-priced support or maintenance contract revenue	4,265	3,854
Other deferred revenue(2)	9,190	6,578
Total deferred revenue	14,338	11,243
Less current portion included in other accrued liabilities	14,304	11,190
Long-term portion of deferred revenue included in other liabilities	$34	$53
Current portion of deferred costs included in prepaid expenses and other	$866	$502
Long-term portion of deferred costs included in other assets	1,126	698
Total deferred costs(3)	$1,992	$1,200
 ____________________________

(1)	Represents amounts received for sales arrangements that include equipment, hardware, software and services.

(2)	Represents amounts received in advance for services.

(3)	Represents costs related to warranties, equipment and hardware included in deferred equipment revenue.

Customer Loyalty Programs

We record reductions to revenue related to customer incentive programs, which include various forms of cash consideration. Incentives may be provided in the form of credits, coupons or loans and are earned by clients upon entering into an agreement to purchase products or services in future periods while maintaining defined volume purchase or utilization levels. These incentives are capitalized and recognized as a reduction to revenue over the term of the customer agreement. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2014, 2013 and 2012, we did not have any impaired customer acquisition costs.

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

VCA Inc. and Subsidiaries
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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2014, 2013 and 2012 was $58.4 million, $56.5 million and $53.5 million, respectively.

Property and equipment at December 31, 2014 and 2013 consisted of (in thousands):

	2014	2013
Land	$64,495	$58,545
Building and improvements	152,812	142,099
Leasehold improvements	193,274	176,487
Furniture and equipment	296,789	272,820
Software	39,987	42,524
Buildings held under capital leases	59,555	59,555
Equipment held under capital leases	875	835
Construction in progress	12,466	9,999
Total property and equipment	820,253	762,864
Less — accumulated depreciation and amortization	(352,212)	(314,498)
Total property and equipment, net	$468,041	$448,366

Accumulated amortization on buildings and equipment held under capital leases amounted to $17.0 million and $13.7 million at December 31, 2014 and 2013, respectively.

VCA Inc. and Subsidiaries
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

Impairment testing for goodwill is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). In accordance with the FASB’s accounting guidance pertaining to goodwill and other intangibles, we have determined that we have five reporting units: Animal Hospital, Laboratory, Medical Technology, Vetstreet and Camp Bow Wow. Annually, or sooner if circumstances indicate an impairment may exist, we estimate the fair value of each of our reporting units and compare their estimated fair value against the net book value of those reporting units to determine if our goodwill is impaired.

The recognition and measurement of a goodwill impairment loss involves either a qualitative assessment of the fair value of each reporting unit or a more detailed quantitative two-step process. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, we then perform the more detailed two-step impairment test. Step one of the two-step test compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., the fair value of the reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as an impairment.

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

We adopted the end of October as our annual impairment testing date although, as mentioned above, we test our reporting units sooner if an event or circumstances change that would more than likely than not reduce the fair value of a reporting unit below its carrying value. We tested our Vetstreet reporting unit for impairment during our third quarter of 2014 as we determined that a triggering event had occurred with respect to goodwill and long-lived assets. As a result of this testing, we recorded a non-cash, goodwill impairment charge of $9.2 million. Our determination that the fair value of the Vetstreet reporting unit was less than carrying value was based upon changes in our estimate of forecasted cash flows. These forecasted cash flow changes were related to the less than anticipated impact of new product offerings outlined in an operational and

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

financial plan established in 2013 and the impact of the overall competitive environment, see Note 5, Goodwill for further discussion.

As of October 31, 2014, we evaluated our goodwill for impairment using the qualitative method. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net carrying values at that date. As such, we concluded that goodwill was not impaired for any of our reporting units. As of December 31, 2014, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill.
Our October 31, 2013 impairment test indicated that the fair value of each reporting unit exceeded its carrying value amount and therefore step two of the two-step impairment test was unnecessary.

k.    Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2014 and 2013, as follows (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$101,056	$(45,295)	$55,761	$109,842	$(41,895)	$67,947
Covenants not-to-compete	10,093	(4,422)	5,671	8,843	(4,661)	4,182
Favorable lease asset	9,576	(4,962)	4,614	7,458	(4,373)	3,085
Technology	1,627	(414)	1,213	5,240	(3,015)	2,225
Trademarks	13,503	(4,015)	9,488	13,115	(4,194)	8,921
Contracts	100	(11)	89	608	(305)	303
Client lists	—	—	—	50	(42)	8
Franchise rights	11,730	(391)	11,339	—	—	—
Total	$147,685	$(59,510)	$88,175	$145,156	$(58,485)	$86,671

The recoverability of the carrying values of all intangible assets with finite lives are re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

In 2014, we recorded a $13.1 million intangible asset impairment charge related to non-contractual customer relationships, technology, trademarks and contracts related to Vetstreet. Our determination that the fair value of the intangible assets was less than carrying value was based upon changes in our estimate of forecasted cash flows. These forecasted cash flow changes were related to the less than anticipated positive impact of new product offerings outlined in an operational and financial plan established in 2013 and the negative impact of the overall competitive environment, discussed in further detail below in Note 5, Goodwill. The fair values of the impaired intangibles were calculated utilizing valuation methods consisting primarily of discounted cash flow techniques, and market comparables, where applicable. The impairment is included under the caption "Impairment of goodwill and other long-lived assets" in our consolidated income statement.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual hospital customer relationships	5 years
Non-contractual laboratory customer relationships	5 to 25 years
All other non-contractual customer relationships	5 to 10 years
Covenants not-to-compete	3 to 25 years
Favorable lease asset	4 to 27 years
Technology	4 to 10 years
Trademarks	2 to 10 years
Contracts	6 years
Client lists	3 years

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Aggregate amortization expense	$21,039	$20,934	$22,731

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2014 is as follows (in thousands):

Definite-lived intangible assets:
2015	$21,909
2016	18,996
2017	12,891
2018	9,507
2019	6,412
Thereafter	17,420
Total	$87,135
Indefinite-lived intangible assets:
Trademarks	1,040
Total intangible assets	$88,175

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

We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2014 and 2013.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

m.    Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2014 and December 31, 2013. The notes bear interest at rates varying from 2.6% to 7.5% per annum.

n.    Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Accumulated amortization of deferred financing costs was $1.4 million and $1.2 million at December 31, 2014 and 2013, respectively.

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

p.    Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $23.9 million, $25.4 million and $25.3 million for 2014, 2013 and 2012, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $6.8 million, $5.9 million and $7.6 million for 2014, 2013 and 2012, respectively.

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

r.    Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. There were no accrued warranty costs at December 31, 2014. Accrued warranty costs at December 31, 2013 were approximately $0.1 million.

VCA Inc. and Subsidiaries
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

	For Years Ended December 31,
	2014	2013	2012
Net income attributable to VCA Inc.	$135,438	$137,511	$45,551
Weighted average common shares outstanding:
Basic	86,656	88,621	87,681
Effect of dilutive potential common stock:
Stock options	302	305	479
Non-vested shares and units	867	737	511
Diluted	87,825	89,663	88,671
Basic earnings per common share	$1.56	$1.55	$0.52
Diluted earnings per common share	$1.54	$1.53	$0.51

For the years ended December 31, 2014, 2013 and 2012, potential common shares of 31,668, 43,300 and 1.0 million, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

VCA Inc. and Subsidiaries
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

x.   Corrections

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

We have analyzed the impact of each of these items and concluded that none of the adjustments would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of errors from a quantitative and qualitative perspective. Based on such evaluation, we concluded that correcting the errors would not have had a material impact on any individual prior period presented in the 2014 Form 10-K nor would it have affected the trend of financial results. As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

y.   Reclassifications

Certain reclassifications have been made herein to prior year balances to conform to the 2014 financial statement presentation.

VCA Inc. and Subsidiaries
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

b.  Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2014, 2013 and 2012. The amount paid by our company to Akin for these legal services was approximately $0.9 million, $0.4 million and $0.6 million in 2014, 2013 and 2012, respectively.

c.    Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $5.7 million, $13.0 million and $13.1 million in 2014, 2013 and 2012, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with VetSource in the form of promissory note. Our commitment under the revolving credit agreement is to loan up to $0.5 million, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2014, we loaned VetSource $0.3 million.

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals, animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For the Years Ended December 31,
	2014	2013	2012
Animal Hospitals:
Acquisitions (1), excluding AVC in 2012	47	20	35
AVC (1)	—	—	44
New facilities	—	—	1
Acquisitions relocated into our existing animal hospitals	(4)	(2)	(6)
Sold, closed or merged	(9)	(18)	(6)
Net increase	34	—	68
Laboratories:
Acquisitions	—	1	1
New facilities	3	—	2
Acquisitions relocated into our existing laboratories	—	—	(1)
Net increase	3	1	2
____________________________

(1)	Associate Veterinary Clinics (1981) LTD ("AVC") was acquired on January 31, 2012.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions, excluding AVC

The purchase price allocations for some of the 2014 acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our acquired independent animal hospitals and laboratories, excluding AVC and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2014	2013	2012
Consideration:
Cash, net of cash acquired	$122,803	$52,688	$78,629
Assumed debt	7,426	2,360	—
Holdbacks	3,000	1,092	2,425
Earn-out contingent consideration	2,037	1,285	1,306
Fair value of total consideration transferred	$135,266	$57,425	$82,360
Allocation of the Purchase Price:
Tangible assets	$5,902	$14,779	$3,515
Identifiable intangible assets(1)	22,964	15,001	14,718
Goodwill(2)	110,234	45,665	64,253
Notes payable and other liabilities assumed	(115)	(11,084)	(126)
	$138,985	$64,361	$82,360
Noncontrolling interest	(1,705)	(6,936)	—
Fair value of pre-existing investment	(2,014)	—	—
Total	$135,266	$57,425	$82,360
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks, covenants-not-to-compete and existing technology. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately five years. The weighted-average amortization period for existing technology is approximately ten years.

(2)	We expect that $67.2 million, $15.0 million and $60.4 million of the goodwill recorded in 2014, 2013 and 2012, respectively, will be fully deductible for income tax purposes.

In addition to the purchase price listed above are cash payments made for real estate acquired in connection with our purchase of animal hospitals totaling $9.0 million, $5.3 million and $5.3 million in 2014, 2013, and 2012, respectively.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

The following table summarizes the total investment and final allocation of the investment in AVC (in thousands):

Consideration:
Cash, net of cash acquired	$48,819
Assumed debt	25,915
Fair value of total consideration transferred	$74,734

Allocation of the Purchase Price:
Tangible assets	$11,694
Identifiable intangible assets(1)	25,170
Goodwill(2)	79,707
Other liabilities assumed	(21,826)
$94,745
Noncontrolling interest	(8,161)
Fair value of pre-existing investment in AVC	(11,850)
Total	$74,734
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

(2)	We expected that $0.4 million of the goodwill recognized would be fully deductible for income tax purposes.

Other Acquisitions

2014 Camp Bow Wow

On August 15, 2014 we acquired 100% of D.O.G. Enterprises, LLC for $17.0 million in cash with up to an additional $3.0 million that may be earned over the next three years. Camp Bow Wow primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®. As of December 31, 2014, there were 129 Camp Bow Wow® franchise locations operating in 36 states and one Canadian province.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

The following table summarizes the total purchase price and the final allocation of the purchase price (in thousands):

Consideration:
Cash, net of cash acquired	$15,174
Assumed debt	323
Holdbacks	1,500
Earn-out contingent consideration	760
Fair value of total consideration transferred	$17,757

Allocation of the Purchase Price:
Tangible assets	$637
Identifiable intangible assets(1)	13,420
Goodwill(2)	4,219
Other liabilities assumed	(519)
Total	$17,757
____________________________

(1)
Identifiable intangible assets primarily include franchise rights, trademarks, covenants-not-to-compete and existing technology. The weighted-average amortization period for the total identifiable intangible assets is approximately ten years. The weighted-average amortization periods for the franchise rights, covenants and existing technology is approximately ten years, three years and four years, respectively. The trademarks have an indefinite life and will be assessed annually for impairment.

(2)	We expect that the full amount of the goodwill recognized will be fully deductible for income tax purposes.

Additionally, Camp Bow Wow subsequently acquired two additional dog day care facilities for a combined total of approximately $0.5 million in cash.

2012 ThinkPets, Inc. ("ThinkPets")

On February 1, 2012, we acquired 100% interest in ThinkPets for $21.0 million , payable by delivery of 473,389 shares of VCA common stock and $10.5 million in cash. We merged the operations of ThinkPets with Vetstreet, which we expect will improve the products and services it offers to clients of both companies. Our consolidated financial statements reflect the operating results of ThinkPets since February 1, 2012.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

The following table summarizes the total purchase price and the final allocation of the investment in ThinkPets (in thousands):

Consideration:
Cash, net of cash acquired	$7,468
Issuance of common stock for acquisitions	10,500
Holdback	1,050
Fair value of total consideration transferred	$19,018

Allocation of the Purchase Price:
Tangible assets	$2,093
Identifiable intangible assets(1)	7,221
Goodwill(2)	12,155
Other liabilities assumed	(2,451)
Total	$19,018
____________________________

(1)
Identifiable intangible assets include customer relationships, contracts and trademarks. The weighted-average amortization period for the total identifiable intangible assets is approximately eight years, for the customer-related intangible assets approximately nine years, for the technology approximately four years, and for the trademarks approximately two years.

(2)	We expected that $0.8 million of the goodwill recognized would be fully deductible for income tax purposes.

Our ThinkPets business was subsequently merged with our Vetstreet business and is reported within our “All Other” category in our segment disclosures combined with our Medical Technology and Camp Bow Wow operating segments.

Pro Forma Information (unaudited)

The following unaudited pro forma financial information for the years ended December 31, 2014 and 2013 presents, (i) the actual results of operations of our 2014 acquisitions and (ii) the combined results of operations for our company and our 2014 acquisitions as if those acquisitions had been completed on January 1, 2013, the first day of the comparable prior annual reporting period. The pro forma financial information considers principally (i) our company’s financial results, (ii) the unaudited historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2013. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior annual reporting period.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
	(Unaudited)
(In thousands):
Actual from acquisition date to December 31, 2014	45,343	3,771
2014 supplemental pro forma from January 1, 2014 to December 31, 2014(1)	2,000,978	142,959
2013 supplemental pro forma from January 1, 2013 to December 31, 2013(1)	1,946,643	148,747
____________________________

(1)	2014 supplemental pro forma net income was adjusted to exclude $0.2 million of acquisition-related costs incurred in 2014. 2013 supplemental pro forma net income was adjusted to include these charges.

5.	Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2014 and 2013 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2012
Goodwill (2)	$1,167,022	$97,546	$137,833	$1,402,401
Accumulated Impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,167,022	97,546	17,022	1,281,590
Goodwill acquired	45,615	50	—	45,665
Foreign translation adjustment	(5,651)	(40)	—	(5,691)
Other (1)(2)	(773)	—	443	(330)
Balance as of December 31, 2013
Goodwill	1,206,213	97,556	138,276	1,442,045
Accumulated Impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,206,213	97,556	17,465	1,321,234
Goodwill acquired	110,207	27	4,701	114,935
Goodwill impairment	—	—	(9,246)	(9,246)
Foreign translation adjustment	(9,722)	(48)	—	(9,770)
Other(1)	(1,140)	—	(152)	(1,292)
Balance as of December 31, 2014
Goodwill	1,305,558	97,535	142,825	1,545,918
Accumulated Impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,305,558	$97,535	$12,768	$1,415,861
____________________________

(1)
In 2014 and 2013, "Other" primarily includes immaterial measurement period adjustments, and a write-off related to the sale of an animal hospital in each year. Additionally, 2014 includes an immaterial write-off related to the sale of a Camp Bow Wow camp.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill, continued

Goodwill Impairment Charges

2014 Charge

Impairment testing for goodwill is performed at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). We perform our annual impairment test as of October 31st. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect to not use this option, or we determine, using the qualitative method, that it is more likely than not that the fair value of a reporting unit is less than its net book value, we then perform the more detailed two-step impairment test.

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

We calculate the implied fair value of the Vetstreet reporting unit utilizing the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of the reporting unit by estimating the after-tax cash flows attributable to the reporting unit and then discounting the after-tax cash flows to a present value, using a weighted average cost of capital ("WACC"). The WACC utilized in our analysis using the income approach was 14.0%. The WACC is an estimate of the overall after-tax rate of return required for equity and debt holders of a business enterprise. The reporting unit's cost of equity and debt was developed based on data and factors relevant to the economy, the industry and the reporting unit. The cost of equity was estimated using the capital asset pricing model ("CAPM"). The CAPM uses a risk-free rate of return and an appropriate market risk premium for equity investments and the specific risks of the investment. The analysis also included comparisons to a group of guideline companies engaged in the same or similar businesses. The cost of debt was estimated using the current after-tax average borrowing cost that a market participant would expect to pay to obtain its debt financing assuming a target capital structure.

The fair value estimates used in the goodwill impairment analysis for the Vetstreet reporting unit required significant judgment. The Company's fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements.

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

With respect to our Vetstreet reporting unit, during 2013 we established a Fiscal 2014 Operating and Financial Performance - Turnaround Plan. The Plan anticipated the launch of numerous product enhancements designed to restore our competitive advantage in the marketplace. Although certain of these product enhancements were delivered in a timely fashion, others were not. In addition, increasing competition created the need for additional product enhancements to those already planned. Given the less than anticipated positive impact of new product offerings combined with the negative impact of increased competition, we determined that a triggering event had occurred with respect to goodwill and long-lived assets of our Vetstreet reporting unit. Accordingly, we established revised multi-year projections and performed an interim test of Vetstreet’s recorded goodwill and long-lived assets for impairment in the third quarter of 2014, prior to our annual October 31, 2014 test. As a result of our interim impairment review, we determined that the carrying value of the Vetstreet reporting unit including goodwill exceeded the fair value of the reporting unit, requiring us to perform step two of the goodwill impairment test to measure the amount of impairment loss, if any.

In performing step two of the goodwill impairment test, we compared the implied fair value of the reporting unit's goodwill to its carrying value. As the carrying value of Vetstreet's goodwill exceeded its implied fair value, we recognized a non-cash, goodwill impairment charge of $9.2 million, representing the entire balance of Vetstreet's goodwill. The impairment

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill, continued

charge was recognized during the third quarter ended September 30, 2014. This charge had no impact on our cash flows or our compliance with debt covenants.

As of October 31, 2014, we evaluated our goodwill for impairment using the qualitative method. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net carrying values at that date. As such, we concluded that goodwill was not impaired for any of our reporting units. As of December 31, 2014, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill.

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2014	2013
Deferred revenue	$14,304	$11,190
Accrued health insurance	5,194	5,479
Deferred rent	4,535	4,331
Accrued other insurance	4,381	4,381
Miscellaneous accrued taxes (1)	3,025	2,804
Accrued accounting and legal fees	2,900	2,057
Accrued workers' compensation	2,781	3,267
Holdbacks and earn-outs	7,878	3,040
Customer deposits	2,229	3,075
Accrued consulting fees	3,172	3,028
Accrued lease payments	1,657	2,547
Other	15,163	13,563
	$67,219	$58,762
____________________________
(1) Includes property, sales, and use taxes.

7.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2014 and 2013 (in thousands):

		2014	2013
Senior term notes	Notes payable, maturing in 2019, secured by assets, variable interest rate (1.67% and 1.92% at 2014 and 2013, respectively)	600,000	556,914
Revolving credit	Revolving line of credit, maturing in 2019, secured by assets, variable interest rate (1.67% at 2014)	135,000	—
Secured seller notes	Notes payable matures in 2015, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	735,230	557,144
	Capital lease obligations and other debt	59,538	62,501
		794,768	619,645
	Less — current portion	(19,356)	(51,087)
		$775,412	$568,558

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2014 are presented below (in thousands):

	Debt Obligations	Capital Lease Obligations	Total
2015	$15,230	$4,075	$19,305
2016	30,000	3,137	33,137
2017	37,500	3,443	40,943
2018	52,500	3,732	56,232
2019	600,000	3,834	603,834
Thereafter	—	41,317	41,317
Total	$735,230	$59,538	$794,768

Senior Credit Facility

In August 2010, we entered into a senior credit facility with various lenders for $600 million of senior secured credit facilities with Bank of America, N.A. as the syndication agent and Wells Fargo Bank, N.A. as the administrative agent, collateral agent, issuing bank and swing line lender. At the time of entering into the senior credit facility, it included $500 million of senior term notes and $100 million revolving credit facility. In connection with this transaction, we paid financing costs in the amount of $9.1 million, of which $2.1 million, or $1.3 million after tax were expensed as part of net income, the remainder was capitalized as deferred financing costs.

In August 2011, we amended and restated our existing senior credit facility to allow for additional senior term notes in the amount of $100 million and an additional $25 million aggregate principal amount of revolving commitments. Bank of America, N.A. and JP Morgan Chase Bank, N.A. were co-syndication agents for the amended senior credit facility, while Wells Fargo, N.A. remained the administrative agent, collateral agent, issuing bank and swing line lender. The amended senior credit facility called for $581.3 million in senior term notes and a $125 million revolving credit facility. The funds borrowed from the additional senior term notes were used to repay in full, amounts borrowed in connection with the acquisition of Vetstreet on August 9, 2011. In connection with the amendment we incurred $2.9 million in financing costs, of which approximately $865,000 were expensed as part of net income and approximately $2.0 million were capitalized as deferred financing costs. In addition, we expensed $1.1 million of previously capitalized deferred financing costs associated with lenders who exited the syndicate on the amendment date or those that were determined to be extinguished.

On January 25, 2012, we executed an amendment (the "First Amendment") to our Amended and Restated Credit and Guaranty Agreement entered into as of August 16, 2011 (our "Senior Credit Facility"). On January 24, 2012, we issued new term loans in the aggregate principal amount of $50.0 million. The First Amendment replenished the aggregate principal amount of uncommitted incremental facilities by $50.0 million, permitting us to request up to an aggregate principal amount of $100.0 million in uncommitted incremental facilities. The funds borrowed from the Incremental Facility were used to fully repay amounts borrowed to fund an additional investment in AVC on February 1, 2012. In connection with the First Amendment we incurred $122,000 in financing costs, of which approximately $47,000 were expensed as part of net income and $75,000 were capitalized as deferred financing costs.

On August 27, 2014, we entered into a new senior credit facility with various lenders for $1.4 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A. and Suntrust Bank as co-syndication agents (the "New Senior Credit Facility"). The New Senior Credit Facility replaced our previous Senior Credit Facility which provided for $534 million of term notes and a $125 million revolving credit facility. The New Senior Credit Facility provided for $600 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. In addition to refinancing all outstanding amounts under our previous credit agreement, borrowings under our New Senior Credit Facility may be used for general corporate purchases, including permitted share repurchases.

In connection with the New Senior Credit Facility, we incurred $8.0 million in financing costs, of which approximately $6.5 million were capitalized as deferred financing costs and $1.5 million were expensed as part of net income. In addition, we expensed $0.2 million of previously capitalized deferred financing costs associated with lenders under our previous senior credit facility who are not lenders under our New Senior Credit Facility.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued

As of December 31, 2014, we have borrowed $135.0 million from our revolving credit facility to fund our acquisition pipeline and for repurchases under our existing $400 million share repurchase authorization.

Interest Rate. In general, borrowings under the New Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 4, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 4, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended December 31, 2014, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 27, 2019. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2014, we had borrowings of $135.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for the "New Senior Credit Facility" (in thousands):

	2015	2016	2017	2018	2019
Senior term notes	$15,000	$30,000	$37,500	$52,500	$465,000
Revolving loans	—	—	—	—	135,000
	$15,000	$30,000	$37,500	$52,500	$600,000

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued

Debt Covenants.    The New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the New Senior Credit Facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At December 31, 2014, we had a interest coverage ratio of 21.00 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.19 to 1.00, which was in compliance with the required ratio of no more than 4.50 to 1.00.

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

Non-Recurring Assets

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement.

During the quarter ended September 30, 2014, the entire balance of $9.2 million of our Vetstreet goodwill was written off in an impairment charge which was included in earnings in the period. Additionally, during the quarter ended September 30, 2014, our Vetstreet long-lived assets were written down to their estimated fair value resulting in an impairment charge of $17.8 million, which was included in earnings in the period. Our Vetstreet long-lived assets balance as of December 31, 2014 was $4.8 million. Both the implied fair value of goodwill and the estimated fair value of long-lived assets were calculated using Level 3 inputs.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.	Fair Value, continued

Long-Term Debt.    The fair value of debt at December 31, 2014 and December 31, 2013 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$735,000	$735,000	$556,914	$556,914

9.	Dividends and Share Repurchase Program

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our New Senior Credit Facility places limitations on our ability to pay cash dividends or make other distributions in respect of our common stock. Specifically, our New Senior Credit Facility dated August 27, 2014 prohibits, at various intervals during the term of the New Senior Credit Facility, the payment of cash dividends if specified leverage ratios are exceeded and liquidity and net income thresholds fail to be met after giving effect to the payment of the proposed cash dividends. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Share Repurchase Program

In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise and may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility.

10.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2014, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. We maintain three plans: the 1996 Stock Incentive Plan; the 2001 Stock Incentive Plan; and the 2006 Equity Incentive Plan (“2006 Plan”). New options and other stock awards may only be granted under the 2006 Plan. At December 31, 2014, the sum of the shares previously issued pursuant to awards under the 2006 Plan and the shares of common stock remaining available for future issuance under the 2006 Plan to our employees, directors, consultants and those of our affiliates is 7,789,532 shares. The number of shares of common stock remaining available for future issuance under the 2006 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, canceled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2014 was 1,317,205. Outstanding options, non-vested shares and restricted stock units granted under our plans typically vest over periods that range from three to six years, and outstanding options typically expire between five and ten years from the date of grant.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

Stock Options

A summary of our stock option activity for 2014 and 2013 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,181	$17.20
Granted	—	$—
Exercised	(1,043)	$16.73
Expired	(36)	$30.70
Forfeited/Canceled	(71)	$16.06
Outstanding at December 31, 2013	1,031	$17.28	3.7	$14,516
Granted	—	$—
Exercised	(177)	$16.12
Expired	—	$—
Forfeited/Canceled	(9)	$15.98
Outstanding at December 31, 2014	845	$17.54	2.7	$26,400
Exercisable at December 31, 2014	414	$17.51	2.7	$12,952
Vested and expected to vest at December 31, 2014	836	$17.56	2.7	$26,105

There were no stock options granted during 2014 and 2013. We granted 462,229 stock options in 2012, which had an estimated weighted-average grant date fair value of approximately $5.48. The aggregate intrinsic value of our stock options exercised during 2014, 2013 and 2012 was $4.6 million, $11.4 million and $9.9 million, respectively. The actual tax benefit realized on options exercised during 2014, 2013 and 2012 was $1.8 million, $4.5 million and $3.9 million, respectively. The total fair value of options vested during 2014, 2013 and 2012 was $1.8 million, $1.8 million and $3.1 million, respectively.

The following table summarizes information about the options outstanding at December 31, 2014 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Exercisable	Weighted-Avg. Exercise Price
$15.98 - $18.94	845,285	2.7	$17.54	414,308	$17.51

At December 31, 2014, there was $1.7 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of over 1.3 years.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis, net of estimated forfeitures, over the requisite service period. There were no options granted during 2014 and 2013. The following weighted-average assumptions were used to determine the fair value of those options granted in 2012:

For Year Ended
December 31,
2012
Expected volatility(1)	34.1%
Expected dividends	—%
Expected term(2)	4.4 years
Risk-free rate(3)	0.62%
____________________________

(1)	We estimated the volatility of our common stock on the date of grant based on both historical and implied volatility.

(2)	The expected term represents the period of time that we expect options to be outstanding. We estimated the expected term based upon the weighted-average of our historical experience.

(3)	The risk-free interest rate is based on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost charged against income for stock options was $1.6 million, $1.8 million and $1.5 million for 2014, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $0.6 million, $0.7 million and $0.6 million for 2014, 2013 and 2012, respectively.

Non-Vested Shares

Additionally, under our 2006 Plan, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The outstanding non-vested stock awards to employees and executives generally vest in three or four equal annual installments starting with the first anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. A summary of our non-vested stock activity for 2014 and 2013 is as follows (in thousands, except weighted-average fair value per share):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2012	1,451	$19.90
Granted	211	$29.77
Vested	(477)	$20.18
Forfeited/Canceled	(2)	$18.78
Outstanding at December 31, 2013	1,183	$21.56
Granted	172	$40.21
Vested	(512)	$21.03
Forfeited/Canceled	(21)	$22.40
Outstanding at December 31, 2014	822	$25.77

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

During 2014, we granted 172,475 shares of non-vested common stock. Of these awards, 162,799 shares were granted to employees and 9,676 shares were granted to our non-employee directors. The awards to employees will vest in equal annual installments over four years. The shares awarded to our non-employee directors will vest in three equal annual installments.

Total compensation expense related to non-vested stock awards was $7.5 million, $8.8 million and $11.4 million in 2014, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $2.9 million, $3.4 million and $4.4 million for 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $15.5 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

Pursuant to the terms of the 2006 Equity Incentive Plan, we have also granted performance-based restricted stock units ("RSUs") to our executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during a three year performance period from the date of grant and in accordance with the specific equity performance award agreement they were issued from. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will generally vest in equal annual installments over four years from the date of grant.

A summary of our RSU award activities for 2014 and 2013 is as follows (in thousands, except weighted-average fair value per share):

	Units	Grant Date Weighted- Average Fair Value Per Unit
Outstanding at December 31, 2012	308	$18.94
Granted	292	$27.78
Vested/Paid out	(38)	$18.94
Forfeited/Canceled	—	$—
Outstanding at December 31, 2013	562	$23.54
Granted	253	$39.05
Vested/Paid out	(192)	$21.04
Performance Share Units Adjustment (1)	62	$18.94
Forfeited/Canceled	—	$—
Outstanding at December 31, 2014	685	$29.60
____________________________

(1)
The Performance Share Units Adjustment represent the difference of restricted stock units earned above or below the units that were initially granted and what were actually earned at the end of each performance period.

Share-based compensation expense related to performance-based restricted stock units reflects the estimated probable outcome at each performance period. Upon completion of the performance period, the actual number of restricted stock units earned are determined and are subject to further vesting. Total compensation cost charged against income related to RSU awards was $8.1 million, $3.5 million and $1.2 million for 2014, 2013 and 2012, respectively. The corresponding income tax benefit recognized in the income statement was $3.2 million, $1.4 million and $0.5 million for 2014, 2013 and 2012 , respectively. As of December 31, 2014, there was $14.2 million of total unrecognized compensation cost related to our RSU awards. This cost is expected to be recognized over a weighted-average period of over 3.2 years .

There were 253,525 performance based RSUs granted to our executive officers in 2014. The RSUs earned upon achievement of performance goals are further subject to vesting where an aggregate of 25% of RSUs earned will vest in four equal annual installments starting on the applicable anniversary date.

VCA Inc. and Subsidiaries
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

The future minimum lease payments on operating leases at December 31, 2014 are as follows (in thousands):

2015	$76,322
2016	75,584
2017	74,942
2018	73,417
2019	69,981
Thereafter	771,642
Total	$1,141,888

Rent expense totaled $69.7 million, $67.6 million and $66.0 million in 2014, 2013 and 2012, respectively. Rental income totaled $1.2 million, $1.0 million and $1.0 million in 2014, 2013 and 2012, respectively.

b.    Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $32.7 million of products and services through 2019.

c.    Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon attainment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired and the attainment of criteria is established. If the specified financial criteria are attained, we will be obligated to pay an additional $5.8 million.

In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable at each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are level 3 inputs. The changes in fair value were immaterial to our consolidated financial statements taken as a whole. We recorded $3.2 million and $2.2 million in earnout liabilities as of December 31, 2014 and 2013, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

d.    Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2014 and 2013 were $4.7 million and $0.9 million, respectively, and are included in other accrued liabilities.

We paid $0.7 million, $2.4 million and $2.7 million in 2014, 2013 and 2012, respectively, to sellers for the unused portion of holdbacks.

VCA Inc. and Subsidiaries
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

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit until class certification is completed in the Duran case. Plaintiff Duran filed his class certification motion and supporting documentation in January 2015. A class certification hearing is scheduled for April 3, 2015. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. We filed our answer to the complaint on September 13, 2013. On July 18, 2014, we filed a motion for summary judgment, and on October 3, 2014 the court denied our request for summary judgment. Although we believed this lawsuit was without merit and have vigorously defended against the claims, the parties engaged in mediation on December 18, 2014. As a result of the mediation, the parties reached an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of December 31, 2014, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed settlement remains subject to court approval and class notice administration before it will be effective.

On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had venue transferred to the Southern District of California. This case is in an early procedural stage and we intend to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies, continued

possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

f.    Other Contingencies

On May 14, 2014, the headquarters of our Medical Technology business in Carlsbad, California was severely damaged by wildfires. There were no injuries to personnel. However, the fire caused severe damage to a substantial portion of the facility. We have worked diligently to satisfy customer requirements and to prevent supply disruptions. We maintain standard insurance coverage for both property damage and business interruption losses. For the year ended December 31, 2014, we recorded approximately $18.9 million in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our consolidated income statements, offset by the related insurance recovery of $20.0 million, resulting in a gain of $1.1 million. As of December 31, 2014 we have recorded receivables of $8.0 million from the insurance recoveries.

12.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Federal:
Current	$61,688	$54,915	$51,342
Deferred	8,394	16,150	(27,103)
	70,082	71,065	24,239
State:
Current	12,965	11,156	9,896
Deferred	1,013	3,017	(5,081)
	13,978	14,173	4,815
Foreign:
Current	3,372	3,318	4,035
Deferred	(554)	(1,103)	(1,214)
	2,818	2,215	2,821
	$86,878	$87,453	$31,875

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes, continued

The net deferred income tax assets (liabilities) at December 31, 2014 and 2013 are comprised of the following (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets:
Accounts receivable	$7,977	$6,598
State taxes	2,632	3,927
Other liabilities and reserves	21,878	14,298
Other assets	1,367	7,042
Inventory	1,271	1,547
Valuation allowance	(4,794)	(4,394)
Total current deferred income tax assets	$30,331	$29,018
Non-current deferred income tax (liabilities) assets:
Net operating loss carryforwards	$27,610	$28,111
Other assets	32,239	37,494
Intangible assets	(138,214)	(128,584)
Property and equipment	(22,753)	(27,014)
Unrealized loss on investments	(3)	—
Share-based compensation	6,615	6,307
Valuation allowance	(8,996)	(9,396)
Total non-current deferred income tax (liabilities), net	$(103,502)	$(93,082)

At December 31, 2014, we had Federal net operating loss (“NOL”) carryforwards of approximately $64.8 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2033. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.

Taxes on Foreign Income

As of December 31, 2014, unremitted earnings of subsidiaries outside of the United States were approximately $30.4 million on which no United States taxes had been provided. Our intention is to indefinitely reinvest these earnings outside the United States. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings.

Our effective tax rate was 39.1%, 38.9% and 41.2% in 2014, 2013 and 2012, respectively.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2014	2013	2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.1	4.2	4.1
Goodwill impairment	0.2	—	4.6
AVC gain	—	—	(2.6)
Foreign rate differential	(0.4)	(0.4)	(1.1)
Miscellaneous	0.2	0.1	1.2
	39.1%	38.9%	41.2%

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes, continued

We are regularly audited by federal and state tax authorities. The statute is generally open for four years for state audits. We concluded an IRS audit for the 2011 taxable year with no additional assessment.

13.	Noncontrolling Interests

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our consolidated income statements. Noncontrolling interest in income of subsidiaries was $5.2 million, $5.4 million and $5.2 million in 2014, 2013 and 2012, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine) in our consolidated balance sheets.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$3,111
Noncontrolling interest expense	1,555
Redemption value change	37	1,592
Formation of noncontrolling interests		8,161
Distribution to noncontrolling interests		(1,714)
Currency translation adjustment		(103)
Balance as of December 31, 2012		$11,047

Noncontrolling interest expense	$2,003
Redemption value change	74	2,077
Formation of noncontrolling interests		80
Purchase of noncontrolling interests		(1,703)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(1,833)
Currency translation adjustment		44
Balance as of December 31, 2013		$9,355

Noncontrolling interest expense	$1,625
Redemption value change	312	1,937
Distribution to noncontrolling interests		(1,418)
Currency translation adjustment		(469)
Balance as of December 31, 2014		$9,405

b.    Redeemable Noncontrolling Interests

We also enter into partnership agreements whereby the noncontrolling interest partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the noncontrolling interest partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued

The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2011		$6,964
Noncontrolling interest	$806
Redemption value change	156	962
Distribution to noncontrolling interests		(935)
Balance as of December 31, 2012		6,991

Noncontrolling interest	$1,146
Redemption value change	87	1,233
Formation of noncontrolling interests		3,601
Distribution to noncontrolling interests		(1,147)
Balance as of December 31, 2013		10,678

Noncontrolling interest	$1,226
Redemption value change	(16)	1,210
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(1,310)
Balance as of December 31, 2014		$11,077

14.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees with at least six months of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $1.7 million, $1.6 million and $1.5 million in 2014, 2013 and 2012, respectively.

15.	Lines of Business

Our reportable segments are Animal Hospital and Laboratory. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in “All Other” in the following tables are our medical technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, our Vetstreet business, which provides online and printed communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals and our Camp Bow Wow business, which primarily franchises the right to operate dog day care, overnight boarding and grooming services. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
2014
External revenue	$1,514,878	$303,798	$96,053	$—	$3,754	$1,918,483
Intercompany revenue	—	56,598	19,732	—	(76,330)	—
Total revenue	1,514,878	360,396	115,785	—	(72,576)	1,918,483
Direct costs	1,284,077	184,588	77,161	—	(71,984)	1,473,842
Gross profit	230,801	175,808	38,624	—	(592)	444,641
Selling, general and administrative expense	39,022	33,550	33,456	65,478	—	171,506
Operating income (loss) before charges	191,779	142,258	5,168	(65,478)	(592)	273,135
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale or disposal of assets	1,473	(88)	(2,201)	(336)	—	(1,152)
Operating income (loss)	$190,306	$142,346	$(19,650)	$(65,142)	$(592)	$247,268
Depreciation and amortization	$61,031	$10,444	$6,940	$2,943	$(1,931)	$79,427
Capital expenditures	$55,814	$8,306	$4,912	$6,649	$(2,733)	$72,948
Total assets at December 31, 2014	$2,021,725	$258,550	$89,596	$270,414	$(308,265)	$2,332,020
2013
External revenue	$1,417,908	$290,583	$91,686	$—	$3,192	$1,803,369
Intercompany revenue	—	54,248	21,054	—	(75,302)	—
Total revenue	1,417,908	344,831	112,740	—	(72,110)	1,803,369
Direct costs	1,208,781	180,952	74,139	—	(69,883)	1,393,989
Gross profit	209,127	163,879	38,601	—	(2,227)	409,380
Selling, general and administrative expense	34,133	31,915	32,941	58,922	—	157,911
Operating income (loss) before charges	174,994	131,964	5,660	(58,922)	(2,227)	251,469
Net loss (gain) on sale or disposal of assets	2,853	(77)	7	(328)	—	2,455
Operating income (loss)	$172,141	$132,041	$5,653	$(58,594)	$(2,227)	$249,014
Depreciation and amortization	$57,748	$10,251	$7,909	$3,284	$(1,783)	$77,409
Capital expenditures	$54,116	$11,148	$4,288	$5,908	$(2,190)	$73,270
Total assets at December 31, 2013	$1,844,235	$248,282	$96,245	$77,264	$(37,817)	$2,228,209
2012
External revenue	$1,331,314	$275,406	$90,616	$—	$2,306	$1,699,642
Intercompany revenue	—	52,395	22,344	—	(74,739)	—
Total revenue	1,331,314	327,801	112,960	—	(72,433)	1,699,642
Direct costs	1,142,203	176,040	74,253	—	(67,828)	1,324,668
Gross profit	189,111	151,761	38,707	—	(4,605)	374,974
Selling, general and administrative expense	30,826	29,660	37,879	58,790	—	157,155
Operating income (loss) before charges	158,285	122,101	828	(58,790)	(4,605)	217,819
Impairment of goodwill and other long-lived assets	1,216	—	122,357	—	—	123,573
Net loss (gain) on sale or disposal of assets	713	(14)	717	(106)	—	1,310
Operating income (loss)	$156,356	$122,115	$(122,246)	$(58,684)	$(4,605)	$92,936
Depreciation and amortization	$54,835	$10,141	$9,582	$3,198	$(1,529)	$76,227
Capital expenditures	$55,651	$8,334	$5,921	$9,695	$(2,794)	$76,807
Total assets at December 31, 2012	$1,638,246	$245,242	$98,159	$127,963	$(27,671)	$2,081,939

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The table below lists our revenue by geographic area for fiscal 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Revenue*
United States	$1,760,946	$1,671,170	$1,589,588
Canada	157,537	132,199	110,054
Total	$1,918,483	$1,803,369	$1,699,642
____________________________

*Revenues are determined based on the location of the customer. Long-lived assets were not disclosed, as the amounts attributable to the Canadian operations are immaterial, as compared to total consolidated long-lived assets.

16.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2013 and ending December 31, 2014 (in thousands):

	2014 Quarter Ended				2013 Quarter Ended
	Dec. 31	Sept. 30(1)	Jun. 30	Mar. 31	Dec. 31	Sept. 30(2)	Jun. 30	Mar. 31(3)
Revenue	$479,927	$499,577	$489,472	$449,507	$435,453	$464,055	$465,255	$438,606
Gross profit	$99,018	$123,757	$120,415	$101,451	$87,486	$110,677	$114,294	$96,923
Operating income	$52,654	$53,476	$79,906	$61,232	$45,923	$72,039	$75,701	$55,351
Net income	$29,909	$28,951	$46,908	$34,915	$25,728	$41,911	$43,460	$31,823
Net income attributable to VCA Inc.	$28,359	$27,452	$45,584	$34,043	$24,717	$40,647	$41,662	$30,485
Basic earnings per common share	$0.34	$0.32	$0.52	$0.39	$0.28	$0.46	$0.47	$0.34
Diluted earnings per common share	$0.33	$0.31	$0.51	$0.38	$0.28	$0.45	$0.46	$0.34
____________________________

(1)	Included in the 2014 third quarter is a non-cash impairment charge of $27.0 million, or $0.20 per diluted share. The charge is primarily related to our Vetstreet reporting unit, see Note 5, Goodwill.

Additionally, the 2014 third quarter net income includes $1.7 million, or $0.01 per diluted share related to costs incurred in conjunction with the new senior credit facility we entered into during that period.

(2)
Included in the 2013 third quarter is a non-cash physical inventory adjustment in our Animal Hospital business segment which resulted in a $2.8 million credit adjustment to direct costs, or $0.02 per diluted share.

(3)
Included in the 2013 first quarter we recorded a write-down to net realizable value of $1.8 million, or $0.01 per diluted share, related to a vacant property that was held for sale and accrued costs totaling $2.0 million, or $0.01 per diluted share related to a vacant leased property.

VCA Inc. and Subsidiaries
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

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant
VCA Inc. (Parent Company)
Condensed Balance Sheets
(In thousands)

	December 31,
	2014	2013
Assets:
Investment in subsidiaries	$1,330,311	$1,208,080
Intercompany (payable) receivable	(129,665)	99,336
Total assets	$1,200,646	$1,307,416
Stockholders’ equity:
Common stock	$83	$89
Additional paid-in capital	155,802	384,797
Retained earnings	1,064,158	928,720
Accumulated other comprehensive (loss) income	(19,397)	(6,190)
Total stockholders’ equity	$1,200,646	$1,307,416

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Condensed Statements of Income
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Revenue	$—	$—	$—
Direct costs	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	135,438	137,511	45,551
Income before provision for income taxes	135,438	137,511	45,551
Provision for income taxes	—	—	—
Net income	135,438	137,511	45,551
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to VCA Inc.	$135,438	$137,511	$45,551

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Condensed Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$135,438	$137,511	$45,551
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(135,438)	(137,511)	(45,551)
Increase in intercompany receivable	—	—	—
Net cash used in operating activities	—	—	—
Cash flows provided by investing activities:
Other	(2,859)	(17,233)	(9,533)
Net cash used in investing activities	(2,859)	(17,233)	(9,533)
Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	2,859	17,233	9,533
Net cash provided by financing activities	2,859	17,233	9,533
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Notes to Condensed Financial Statements
Note 1.    Guarantees

The borrowings under the new senior credit facility are guaranteed by VCA Inc. (“VCA”) and its wholly-owned subsidiaries. Vicar Operating, Inc. (“Vicar”), a wholly-owned subsidiary of VCA, may borrow up to $800 million under a revolving line of credit under the new senior credit facility. VCA’s guarantee under the new senior credit facility is secured by a pledge of substantially all of our consolidated assets, including 65% of the voting equity and 100% of the non-voting equity interest in each of our foreign subsidiaries.

See Note 7, Long-Term Obligations, in our accompanying consolidated financial statements of this annual report on Form 10-K for a five-year schedule of debt maturities.

Note 2.    Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2014, 2013 and 2012, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Other(1)	Balance at End of Period
Year ended December 31, 2014
Allowance for uncollectible accounts(2)	$17,702	$6,248	$—	$(6,129)	$2,025	$19,846
Year ended December 31, 2013
Allowance for uncollectible accounts(2)	$16,546	$7,360	$—	$(6,325)	$121	$17,702
Year ended December 31, 2012
Allowance for uncollectible accounts(2)	$14,978	$6,396	$—	$(5,134)	$306	$16,546
 ____________________________

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by this reference.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed June 5, 2014.
3.5	Third Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed February 14, 2013.
3.6	Amendment to the Third Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed June 5, 2014.
4.1
Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.

10.1
Amended and Restated Credit and Guaranty Agreement dated August 16, 2011, by and among Vicar Operating, Inc., VCA Inc., certain subsidiaries of Vicar Operating, Inc. as Guarantors, the Lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and U.S. Bank National Association and Union Bank, N.A., as Co-Documentation Agents, concerning newly acquired assets of the Company. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.

10.2
First Amendment to Amended and Restated Credit & Guaranty Agreement dated January 25, 2012, by and among Vicar Operating, Inc., VCA Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, and Wells Fargo as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 27, 2012.

10.3
Second Amendment to Credit & Guaranty Agreement dated April 19, 2013, by and among Vicar Operating, Inc., VCA Inc., certain subsidiaries of Vicar Operating, Inc. as guarantors, various lenders from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, Issuing Bank and Swing Line Lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 25, 2013.

10.4
Credit Agreement, dated as of August 27, 2014, by and among the Vicar Operating, Inc., as borrower, VCA Inc., as guarantor, certain subsidiaries of VCA party thereto, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, JPMorgan Chase Bank, N.A., and Suntrust Bank as co-syndication agents. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 28, 2014.

10.5*
Employment Agreement, dated as of November 27, 2001, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.6*
Employment Agreement, dated as of November 27, 2001, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.7*
Employment Agreement, dated as of November 27, 2001, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.8*
Letter Agreement, dated as of March 9, 2004, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.9*
Letter Agreement, dated as of March 9, 2004, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.10*
Letter Agreement, dated as of March 9, 2004, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.11*	VCA Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant's proxy statement on Schedule 14A filed on April 27, 2007.
10.12*
Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.15 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

10.13*
Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

Number	Exhibit Description
10.14*
Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

10.15*
Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

10.16*	Letter Agreement, dated as of April 15, 2008, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed April 28, 2008.
10.17*
Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.18*
Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.19 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.19*
Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.20*
Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.21*
Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.22*
Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.23*
Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.24*
Consulting Agreement, effective as of June 28, 2010, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.25*
Consulting Agreement, effective as of June 28, 2010, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.26*	Letter Agreement, dated as of August 18, 2011, by and between VCA Inc. and Josh Drake. Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 22, 2011.
10.27*	Summary of Executive Officer Compensation.
10.28	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.29	VCA Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

Number	Exhibit Description
10.30	Stock Option Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.31	Restricted Stock Award Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.32	Restricted Stock Unit Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.33
Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.34
First Amendment to Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of March 11, 1999, by and between VCA Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.33 to the Registrant’s annual report on Form 10-K filed February 28, 2014.

10.35
Second Amendment to Lease, dated as of January 16, 2013, by and between VCA Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 10, 2013.

10.36
Third Amendment to Lease, dated as of December 23, 2014, by and between VCA Inc. and Werner Wolfen, Michael Duritz, Nancy Bruch, Dorothy A. Duritz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.35 to the Registrant’s annual report on Form 10-K filed February 28, 2014.

10.37
Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

VCA Inc.

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

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and	February 27, 2015
Robert L. Antin	Chief Executive Officer

/s/ Tomas W. Fuller	Chief Financial Officer, Principal	February 27, 2015
Tomas W. Fuller	Accounting Officer, Vice President
and Secretary

/s/ John M. Baumer	Director	February 27, 2015
John M. Baumer

/s/ John Heil	Director	February 27, 2015
John Heil

/s/ Frank Reddick	Director	February 27, 2015
Frank Reddick

/s/ John B. Chickering, Jr.	Director	February 27, 2015
John B. Chickering, Jr.

*By:		Director
Attorney-in-Fact