Form 10-Q
period 2015-03-31
VCA INC
filed 2015-05-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 82,162,448 shares as of May 4, 2015.

VCA Inc. and Subsidiaries
Form 10-Q
March 31, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$59,278	$81,383
Trade accounts receivable, less allowance for uncollectible accounts of $18,712 and $19,846 at March 31, 2015 and December 31, 2014, respectively	73,766	60,482
Inventory	55,142	56,050
Prepaid expenses and other	30,425	36,924
Deferred income taxes	30,324	30,331
Prepaid income taxes	—	18,277
Total current assets	248,935	283,447
Property and equipment, net	472,944	468,041
Goodwill	1,439,598	1,415,861
Other intangible assets, net	82,913	88,175
Notes receivable	2,695	2,807
Deferred financing costs, net	7,440	7,874
Other	70,477	65,815
Total assets	$2,325,002	$2,332,020
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$26,598	$19,356
Accounts payable	40,997	46,284
Accrued payroll and related liabilities	78,159	64,359
Income tax payable	2,570	—
Other accrued liabilities	69,979	67,219
Total current liabilities	218,303	197,218
Long-term debt, less current portion	766,591	775,412
Deferred income taxes	103,162	103,502
Other liabilities	31,745	33,190
Total liabilities	1,119,801	1,109,322
Commitments and contingencies
Redeemable noncontrolling interests	11,108	11,077
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 82,135 and 82,937 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	82	83
Additional paid-in capital	116,068	155,802
Retained earnings	1,102,459	1,064,158
Accumulated other comprehensive loss	(34,605)	(19,397)
Total VCA Inc. stockholders’ equity	1,184,004	1,200,646
Noncontrolling interests	10,089	10,975
Total equity	1,194,093	1,211,621
Total liabilities and equity	$2,325,002	$2,332,020

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$499,453	$449,507
Direct costs	385,591	348,056
Gross profit	113,862	101,451
Selling, general and administrative expense	44,398	41,440
Net loss (gain) on sale or disposal of assets	335	(1,221)
Operating income	69,129	61,232
Interest expense, net	4,837	4,167
Other expense (income)	66	(53)
Income before provision for income taxes	64,226	57,118
Provision for income taxes	24,673	22,203
Net income	39,553	34,915
Net income attributable to noncontrolling interests	1,252	872
Net income attributable to VCA Inc.	$38,301	$34,043
Basic earnings per share	$0.47	$0.39
Diluted earnings per share	$0.46	$0.38
Weighted-average shares outstanding for basic earnings per share	82,347	88,338
Weighted-average shares outstanding for diluted earnings per share	83,373	89,421

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income(1)	$39,553	$34,915
Other comprehensive income:
Foreign currency translation adjustments	(15,680)	(5,521)
Other comprehensive loss	(15,680)	(5,521)
Total comprehensive income	23,873	29,394
Comprehensive income attributable to noncontrolling interests(1)	780	444
Comprehensive income attributable to VCA Inc.	$23,093	$28,950
 ____________________________

(1)
Includes approximately $0.8 million and $0.5 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2013	88,508	$89	$384,797	$928,720	$(6,190)	$10,200	$1,317,616
Net income (excludes $151 and $368 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	34,043	—	353	34,396
Other comprehensive loss (excludes $318 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(5,093)	(110)	(5,203)
Formation of noncontrolling interests	—	—	—	—	—	81	81
Distribution to noncontrolling interests	—	—	—	—	—	(502)	(502)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	4,544	—	—	—	4,544
Issuance of common stock under stock incentive plans	87	—	372	—	—	—	372
Stock repurchases	(307)	(1)	(9,792)	—	—	—	(9,793)
Excess tax benefit from stock based compensation	—	—	392	—	—	—	392
Balances, March 31, 2014	88,288	$88	$380,343	$962,763	$(11,283)	$10,022	$1,341,933

Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621
Net income (excludes $417 and $359 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	38,301	—	476	38,777
Other comprehensive loss (excludes $195 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(15,208)	(277)	(15,485)
Formation of noncontrolling interests	—	—	—	—	—	(14)	(14)
Distribution to noncontrolling interests	—	—	—	—	—	(598)	(598)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	4,132	—	—	—	4,132
Issuance of common stock under stock incentive plans	76	—	404	—	—	—	404
Stock repurchases	(878)	(1)	(44,844)	—	—	—	(44,845)
Excess tax benefit from stock based compensation	—	—	791	—	—	—	791
Balances, March 31, 2015	82,135	$82	$116,068	$1,102,459	$(34,605)	$10,089	$1,194,093

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$39,553	$34,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,797	19,767
Amortization of debt issue costs	434	304
Provision for uncollectible accounts	1,183	890
Net loss (gain) on sale or disposal of assets	335	(1,221)
Share-based compensation	4,132	4,544
Excess tax benefits from stock based compensation	(791)	(392)
Other	(989)	(905)
Changes in operating assets and liabilities:
Trade accounts receivable	(14,570)	(5,825)
Inventory, prepaid expenses and other assets	2,862	(1,389)
Accounts payable and other accrued liabilities	(6,954)	(3,773)
Accrued payroll and related liabilities	14,052	6,247
Income taxes	21,581	15,165
Net cash provided by operating activities	80,625	68,327
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(32,150)	(17,295)
Real estate acquired in connection with business acquisitions	(1,502)	—
Property and equipment additions	(16,526)	(16,619)
Proceeds from sale or disposal of assets	92	859
Other	(576)	520
Net cash used in investing activities	(50,662)	(32,535)
Cash flows from financing activities:
Repayment of long-term obligations	(5,165)	(12,806)
Distributions to noncontrolling interest partners	(1,325)	(1,090)
Purchase of noncontrolling interests	(1,483)	(326)
Proceeds from issuance of common stock under stock incentive plans	404	372
Excess tax benefits from stock based compensation	791	392
Stock repurchases	(44,845)	(9,793)
Other	(80)	—
Net cash used in financing activities	(51,703)	(23,251)
Effect of currency exchange rate changes on cash and cash equivalents	(365)	(282)
(Decrease) increase in cash and cash equivalents	(22,105)	12,259
Cash and cash equivalents at beginning of period	81,383	125,029
Cash and cash equivalents at end of period	$59,278	$137,288

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$4,482	$3,708
Income taxes paid	$3,077	$6,853

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$38,490	$18,550
Noncontrolling interest	—	(855)
Cash paid for acquisitions, net of acquired cash	(32,150)	(17,295)
Assumed debt	(4,446)	—
Holdbacks	(1,722)	(400)
Liabilities assumed	$172	$—

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2015
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following five operating segments: Animal Hospital, Laboratory, Medical Technology, Vetstreet and Camp Bow Wow. Our operating segments are aggregated into two reportable segments: Animal Hospital and Laboratory. Our Medical Technology, Vetstreet and Camp Bow Wow operating segments are combined in our All Other category. See Footnote 7, Lines of Business within these notes to unaudited condensed, consolidated financial statements.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2015, we operated or managed 650 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2015, we operated 59 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of March 31, 2015, there were 129 Camp Bow Wow® franchise locations operating in 36 states and one Canadian province.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2015 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2014
Goodwill	$1,305,558	$97,535	$142,825	$1,545,918
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,305,558	97,535	12,768	1,415,861
Goodwill acquired	13,563	21,000	255	34,818
Foreign translation adjustment	(10,981)	(47)	—	(11,028)
Other (1)	(49)	(4)	—	(53)
Balance as of March 31, 2015
Goodwill	1,308,091	118,484	143,080	1,569,655
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,308,091	$118,484	$13,023	$1,439,598
 ____________________________

(1)	"Other" primarily includes measurement period adjustments, a partnership buyout and a write-off related to the sale of an animal hospital.

Other Intangible Assets
Our acquisition related amortizable intangible assets at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$99,522	$(47,541)	$51,981	$101,056	$(45,295)	$55,761
Covenants not-to-compete	10,260	(4,656)	5,604	10,093	(4,422)	5,671
Favorable lease assets	9,467	(5,078)	4,389	9,576	(4,962)	4,614
Trademarks	12,306	(3,622)	8,684	13,503	(4,015)	9,488
Contracts	100	(19)	81	100	(11)	89
Technology	1,627	(499)	1,128	1,627	(414)	1,213
Franchise rights	11,730	(684)	11,046	11,730	(391)	11,339
Total	$145,012	$(62,099)	$82,913	$147,685	$(59,510)	$88,175

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended March 31,
	2015	2014
Aggregate amortization expense	$5,526	$5,147
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2015 and each of the succeeding years thereafter, as of March 31, 2015, is as follows (in thousands):

Finite-lived intangible assets:
Remainder of 2015	$16,156
2016	18,936
2017	13,102
2018	9,773
2019	6,770
Thereafter	17,136
Total	$81,873
Indefinite-lived intangible assets:
Trademarks	1,040
Total intangible assets	$82,913

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Animal Hospitals:
Acquisitions	11	4
Acquisitions, merged	(2)	(1)
Sold, closed or merged	(2)	(4)
Net increase (decrease)	7	(1)

Laboratories:
Acquisitions	1	—
Acquisitions, merged	(1)	—
New facilities	—	1
Net increase	—	1

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions
The purchase price allocations for some of the 2015 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals and certain assets of Abaxis Veterinary Reference Laboratory acquired during the three months ended March 31, 2015 and 2014, respectively, (in thousands):

	Three Months Ended March 31,
	2015	2014
Consideration:
Cash, net of cash acquired	$31,850	$17,295
Assumed debt	4,446	—
Holdbacks	1,722	400
Fair value of total consideration transferred	$38,018	$17,695

Allocation of the Purchase Price:
Tangible assets	$764	$701
Identifiable intangible assets (1)	2,838	2,734
Goodwill (2)	34,563	15,115
Other liabilities assumed	(147)	—
Fair value of assets acquired	$38,018	$18,550
Noncontrolling interest	—	(855)
Total	$38,018	$17,695
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately five years.

(2)	We expect that $30.6 million and $10.3 million of the goodwill recorded for these acquisitions, as of March 31, 2015 and 2014, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of certain assets of Abaxis Veterinary Reference Laboratory from Abaxis, Inc., for total consideration of $21.0 million. The purchase price allocation for the acquisition is preliminary pending our determination of the fair market value of all related assets and liabilities. We expect that the majority of the goodwill recorded for this transaction will be reclassed to identifiable intangible assets, primarily customer relationships.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

4.	Acquisitions, continued

Camp Bow Wow

On August 15, 2014, we acquired 100% of D.O.G. Enterprises, LLC for $17.0 million in cash and contingent consideration of up to $3.0 million that may be earned over the next three years. Camp Bow Wow primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of March 31, 2015, there were 129 Camp Bow Wow® franchise locations operating in 36 states and one Canadian province.

The following table summarizes the total purchase price and the final allocation of the purchase price (in thousands):

Consideration:
Cash, net of cash acquired	$15,174
Assumed debt	323
Holdbacks	1,500
Earn-out contingent consideration	760
Fair value of total consideration transferred	$17,757

Allocation of the Purchase Price:
Tangible assets	$637
Identifiable intangible assets (1)	13,420
Goodwill (2)	4,219
Other liabilities assumed	(519)
Total	$17,757
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

(2)	As of March 31, 2015, we expect that the full amount of goodwill recorded for this acquisition will be deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of March 31, 2015	As of December 31, 2014
Deferred revenue	$14,852	$14,304
Accrued health insurance	4,791	5,194
Deferred rent	4,635	4,535
Accrued other insurance	4,185	4,381
Miscellaneous accrued taxes(1)	3,522	3,025
Accrued accounting and legal fees	2,447	2,900
Accrued workers' compensation	2,548	2,781
Holdbacks and earn-outs	8,824	7,878
Customer deposits	2,442	2,229
Accrued consulting fees	3,333	3,172
Accrued lease payments	1,638	1,657
Other	16,762	15,163
	$69,979	$67,219
____________________________
(1)    Includes property, sales and use taxes.

6.	Calculation of Earnings per Share
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

	Three Months Ended March 31,
	2015	2014
Net income attributable to VCA Inc.	$38,301	$34,043
Weighted-average common shares outstanding:
Basic	82,347	88,338
Effect of dilutive potential common shares:
Stock options	340	254
Non-vested shares and units	686	829
Diluted	83,373	89,421
Basic earnings per common share	$0.47	$0.39
Diluted earnings per common share	$0.46	$0.38

For the three months ended March 31, 2015, there was an immaterial amount of potential common shares excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the three months ended March 31, 2014, there were no potential common shares excluded from the computation of diluted earnings per share.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

7.	Lines of Business

Our Animal Hospital and Laboratory business segments are each considered reportable segments in accordance with the FASB's guidance related to Segment Reporting. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in the “All Other” category in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, our Vetstreet business, which provides online and printed communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals, and our Camp Bow Wow business, which primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2014 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

7.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended March 31, 2015
External revenue	$393,026	$78,809	$26,533	$—	$1,085	$499,453
Intercompany revenue	—	15,163	7,694	—	(22,857)	—
Total revenue	393,026	93,972	34,227	—	(21,772)	499,453
Direct costs	337,542	45,990	22,803	—	(20,744)	385,591
Gross profit	55,484	47,982	11,424	—	(1,028)	113,862
Selling, general and administrative expense	11,221	8,865	8,687	15,625	—	44,398
Operating income (loss) before sale or disposal of assets	44,263	39,117	2,737	(15,625)	(1,028)	69,464
Net loss on sale or disposal of assets	294	6	9	26	—	335
Operating income (loss)	$43,969	$39,111	$2,728	$(15,651)	$(1,028)	$69,129
Depreciation and amortization	$16,072	$2,504	$1,152	$592	$(523)	$19,797
Property and equipment additions	$12,082	$3,216	$800	$1,064	$(636)	$16,526
Three Months Ended March 31, 2014
External revenue	$351,588	$74,783	$22,201	$—	$935	$449,507
Intercompany revenue	—	13,751	5,920	—	(19,671)	—
Total revenue	351,588	88,534	28,121	—	(18,736)	449,507
Direct costs	302,788	45,503	18,152	—	(18,387)	348,056
Gross profit	48,800	43,031	9,969	—	(349)	101,451
Selling, general and administrative expense	9,128	8,018	8,348	15,946	—	41,440
Operating income (loss) before sale or disposal of assets	39,672	35,013	1,621	(15,946)	(349)	60,011
Net loss (gain) on sale or disposal of assets	168	(71)	(1,184)	(134)	—	(1,221)
Operating income (loss)	$39,504	$35,084	$2,805	$(15,812)	$(349)	$61,232
Depreciation and amortization	$14,742	$2,535	$2,136	$819	$(465)	$19,767
Property and equipment additions	$13,068	$1,981	$758	$1,411	$(599)	$16,619

At March 31, 2015
Total assets	$2,037,578	$294,826	$85,645	$273,051	$(366,098)	$2,325,002
At December 31, 2014
Total assets	$2,021,725	$258,550	$89,596	$270,414	$(308,265)	$2,332,020

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

8.	Commitments and Contingencies

We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $5.5 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $3.0 million and $3.2 million in earn-out liabilities as of March 31, 2015 and December 31, 2014, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

b.	Legal Proceedings

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of the eight claims of the complaint, including the claims for failure to pay regular and overtime wages. We intend to continue to vigorously defend against the remaining claims in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

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

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit until class certification is completed in the Duran case. Plaintiff Duran filed his class certification motion and supporting documentation in January 2015. A class certification hearing is scheduled for June 2, 2015. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

8.	Commitments and Contingencies, continued

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

On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. This case is in an early procedural stage and we intend to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

c.	Other Contingencies

On May 14, 2014, the headquarters of our Medical Technology business in Carlsbad, California was severely damaged by wildfires. There were no injuries to personnel. However, the fire caused severe damage to a substantial portion of the facility. We maintain standard insurance coverage for both property damage and business interruption losses. During the three months ended March 31, 2015, there were no additional estimated losses recorded in connection with this event. However, we continue to assess our financial losses and related insurance coverage.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

9.	Noncontrolling Interests
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

a.	Mandatorily Redeemable Noncontrolling Interests
The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value, and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a discounted cash flow technique, both of which are used as an approximation of fair value. The discounted cash flow inputs used to determine the redemption value are Level 3 and include forecasted growth rates, valuation multiples, and the weighted average cost of capital. We recognize changes in the obligation as interest cost in our condensed, consolidated income statement.

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	$368
Redemption value change	5	373
Distribution to noncontrolling interests		(312)
Currency translation adjustment		(305)
Balance as of March 31, 2014		$9,111

Balance as of December 31, 2014		$9,405
Noncontrolling interest expense	$359
Redemption value change	(86)	273
Purchase of noncontrolling interests		(803)
Distribution to noncontrolling interests		(346)
Currency translation adjustment		(195)
Balance as of March 31, 2015		$8,334

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

9.	Noncontrolling Interests, continued

b.	Redeemable Noncontrolling Interests
We also enter into partnership agreements whereby the noncontrolling interest partner is issued certain “put” rights. These rights are normally exercisable at the sole discretion of the noncontrolling interest partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests in our condensed, consolidated income statement.
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$10,678
Noncontrolling interest expense	$303
Redemption value change	(152)	151
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(276)
Balance as of March 31, 2014		$11,052

Balance as of December 31, 2014		$11,077
Noncontrolling interest expense	$322
Redemption value change	95	417
Distribution to noncontrolling interests		(386)
Balance as of March 31, 2015		$11,108

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2015
(Unaudited)

10.	Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03 - “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this adoption to have a significant impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. This ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect this adoption to have a significant impact on our consolidated financial statements.

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

The updated guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, on April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. Based on the Board’s proposed decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Additionally, the Board decided to permit both public and nonpublic organizations to adopt the new revenue standard early, but not before the original public organization effective date. Accordingly, we will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. We will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements and evaluate the method of adoption we would apply.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 8, 2015, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after May 8, 2015 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
We are a leading North American animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also provide both online and printed communications, education and information, and analytical-based marketing solutions to the veterinary community. Additionally, we franchise a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities.
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2015, our animal hospital network consisted of 650 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2015, our laboratory network consisted of 59 laboratories serving all 50 states and certain areas in Canada.

Our “All Other” category includes the results of our Medical Technology, Vetstreet and Camp Bow Wow operating segments. Each of these segments did not meet the materiality thresholds to be considered reportable segments.
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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP gross profit and our Non-GAAP gross margin on a consolidated basis for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP consolidated net income and Non-GAAP diluted earnings per share. See Consolidated Results of Operations - Non-GAAP Financial Measures below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.
Executive Overview
During the three months ended March 31, 2015, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 5.3% for the three months ended March 31, 2015, as compared to the same period in the prior year. Our Laboratory internal revenue increased 6.1% for the three months ended March 31, 2015, as compared to the same period in the prior year. Our consolidated operating income increased 12.9% for the three months ended March 31, 2015, as compared to the same period in the prior year. Our consolidated operating margin increased 0.2% for the three months ended March 31, 2015, as compared to the same period in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, increased 12.5% for the three months ended March 31, 2015, and our Non-GAAP consolidated operating margin increased 0.1% for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
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
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the three months ended March 31, 2015, we acquired $16.3 million of annualized Animal Hospital revenue.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Animal Hospitals:
Beginning of period	643	609
Acquisitions	11	4
Acquisitions, merged	(2)	(1)
Sold, closed or merged	(2)	(4)
End of period	650	608

Laboratories:
Beginning of period	59	56
Acquisitions	1	—
Acquisitions, merged	(1)	—
New facilities	—	1
End of period	59	57

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2014 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended March 31, 2015.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 10, Recent Accounting Pronouncements to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended March 31,
	2015	2014
Revenue:
Animal Hospital	78.7%	78.2%
Laboratory	18.8	19.7
All Other	6.9	6.3
Intercompany	(4.4)	(4.2)
Total revenue	100.0	100.0
Direct costs	77.2	77.4
Gross profit	22.8	22.6
Selling, general and administrative expense	8.9	9.2
Net loss (gain) on sale or disposal of assets	0.1	(0.2)
Operating income	13.8	13.6
Interest expense, net	0.9	0.9
Income before provision for income taxes	12.9	12.7
Provision for income taxes	5.0	4.9
Net income	7.9	7.8
Net income attributable to noncontrolling interests	0.2	0.2
Net income attributable to VCA Inc.	7.7%	7.6%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
	$	% of Total	$	% of Total	% Change
Animal Hospital	$393,026	78.7%	$351,588	78.2%	11.8%
Laboratory	93,972	18.8%	88,534	19.7%	6.1%
All Other	34,227	6.9%	28,121	6.3%	21.7%
Intercompany	(21,772)	(4.4)%	(18,736)	(4.2)%	(16.2)%
Total revenue	$499,453	100.0%	$449,507	100.0%	11.1%

Consolidated revenue increased $49.9 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of acquisitions, revenue increased $20.3 million for the three months ended March 31, 2015, primarily due to organic growth in our Animal Hospital and Laboratory segments. The increase was partially offset by the impact of foreign currency translation. Our Animal Hospital same-store revenue increased 5.3% for the three months ended March 31, 2015. Our Laboratory internal revenue growth was 6.1% for the three months ended March 31, 2015.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended March 31, 2015
	2015		2014
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$337,542	85.9%	$302,788	86.1%	11.5%
Laboratory	45,990	48.9%	45,503	51.4%	1.1%
All Other	22,803	66.6%	18,152	64.5%	25.6%
Intercompany	(20,744)	(4.2)%	(18,387)	(4.1)%	(12.8)%
Total direct costs	$385,591	77.2%	$348,056	77.4%	10.8%

Consolidated direct costs increased $37.5 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily attributable to compensation related costs, supplies, rent and acquisitions related depreciation and amortization, predominately in the animal hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$55,484	14.1%	$48,800	13.9%	13.7%
Laboratory	47,982	51.1%	43,031	48.6%	11.5%
All Other	11,424	33.4%	9,969	35.5%	14.6%
Intercompany	(1,028)		(349)
Consolidated gross profit	$113,862	22.8%	$101,451	22.6%	12.2%
Intangible asset amortization associated with acquisitions	5,465		5,080
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$119,327	23.9%	$106,531	23.7%	12.0%
 ____________________________

(1)
Non-GAAP consolidated gross profit and Non-GAAP gross margin are not measurements of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated gross profit increased $12.4 million for the three months ended March 31, 2015, as compared to the same period in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $12.8 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins in our Animal Hospital and Laboratory business segments. The increase also included $4.3 million of gross profit related to acquisitions consummated since the beginning of the comparable period in the prior year.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $41.4 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2015	2014	% Change
Same-store facilities:
Orders (1)	2,032	1,996	1.8%
Average revenue per order (2)	$181.00	$175.06	3.4%
Same-store revenue (1)	$367,740	$349,348	5.3%
Acquisitions	29,814	1,115
Closures	32	1,125
Net acquired revenue (3)	$29,846	$2,240
Foreign currency impact	(4,560)	—
Total	$393,026	$351,588	11.8%
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

(3)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period in the prior year. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions.

During the three months ended March 31, 2015, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of an overall improvement in the economy during the quarter and the impact of certain previously implemented initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. The migration of lower priced orders from our animal hospitals to other distribution channels as a result of increasing competition and our emphasis on comprehensive wellness visits has, over the past several years, resulted in a decrease in lower priced orders and an increase in higher priced orders. However, during the three months ended March 31, 2015, we experienced an increase in both the number of lower-priced orders and higher-priced orders.
Price increases as well as the aforementioned mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in November 2014 generally ranged between 3% and 4%.

Direct Costs

Animal Hospital direct costs increased $34.8 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $21.5 million, supplies of $5.2 million, rent of $1.5 million and depreciation and amortization of $1.4 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related-costs and supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended March 31,
	2015	2014	% Change
Gross profit	$55,484	$48,800	13.7%
Intangible asset amortization associated with acquisitions	4,570	3,945
Non-GAAP gross profit(1)	$60,054	$52,745	13.9%
Gross margin	14.1%	13.9%
Non-GAAP gross margin(1)	15.3%	15.0%

Same-store gross profit	$53,810	$49,138	9.5%
Intangible asset amortization associated with acquisitions	3,470	3,936
Non-GAAP same-store gross profit(1)	$57,280	$53,074	7.9%
Same-store gross margin	14.6%	14.1%
Non-GAAP same-store gross margin(1)	15.6%	15.2%
____________________________

(1)
Non-GAAP gross profit and Non-GAAP gross margin and the same measures expressed on a same store basis, are not measurements of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated Animal Hospital gross profit increased $6.7 million for the three months ended March 31, 2015, as compared to the same period in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $7.3 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to an increase in Animal Hospital same-store gross margin, which increased as a result of leverage gained from higher same-store revenue and an additional $3.5 million of gross profit from acquired animal hospitals.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	% Change
Revenue	$93,972	$88,534	6.1%
Gross profit	$47,982	$43,031	11.5%
Gross margin	51.1%	48.6%
Laboratory revenue increased $5.4 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2015	2014	% Change
Internal growth:
Number of requisitions (1)	3,140	3,109	1.0%
Average revenue per requisition (2)	$29.92	$28.48	5.1%
Total internal revenue (1)	$93,942	$88,534	6.1%
Acquired revenue (3)	30	—
Total	$93,972	$88,534	6.1%
  ____________________________

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, which are adjusted (i) to exclude the operating results of acquired laboratories that we did not own as of the beginning of the comparable period in the prior year , and (ii) for the impact resulting from any differences in the number of billing days in the comparable period, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year .
The increase in Laboratory revenue for the three months ended March 31, 2015, as compared to the same period in the prior year, was due to an increase in average revenue per requisition, primarily as a result of price increases in February 2015 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 51.1% for the three months ended March 31, 2015, as compared to 48.6% for the same period in the prior year. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Intercompany Revenue
Laboratory revenue for the three months ended March 31, 2015 included intercompany revenue of $15.2 million, generated by providing laboratory services to our animal hospitals, as compared to $13.8 million for the respective prior year period. All Other revenue for the three months ended March 31, 2015 included intercompany revenue of $7.7 million, generated by providing products and services to our animal hospitals and laboratories, as compared to $5.9 million for the respective prior year period. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$11,221	2.9%	$9,128	2.6%	22.9%
Laboratory	8,865	9.4%	8,018	9.1%	10.6%
All Other	8,687	25.4%	8,348	29.7%	4.1%
Corporate	15,625	3.1%	15,946	3.5%	(2.0)%
Total SG&A	$44,398	8.9%	$41,440	9.2%	7.1%
Consolidated SG&A expense increased $3.0 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended March 31, 2015, was primarily due to an increase in compensation related expenses at our Animal Hospital and Laboratory segments of $1.6 million and $0.6 million, respectively, related to increased headcount to support our growing operations. The remainder of the variance is attributable to several individually immaterial items.

Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$43,969	11.2%	$39,504	11.2%	11.3%
Laboratory	39,111	41.6%	35,084	39.6%	11.5%
All Other	2,728	8.0%	2,805	10.0%	(2.7)%
Corporate	(15,651)		(15,812)		1.0%
Eliminations	(1,028)		(349)		(194.6)%
Total GAAP consolidated operating income	$69,129	13.8%	$61,232	13.6%	12.9%
Intangible asset amortization associated with acquisitions	5,526		5,147
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin(1)	$74,655	14.9%	$66,379	14.8%	12.5%
 ____________________________

(1)
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin are not measurements of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated operating income increased by $7.9 million during the three months ended March 31, 2015, as compared to the same period in prior year. Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, increased by $8.3 million for the three months ended March 31, 2015, as compared to the same period in prior year. The remaining increase for the three months ended March 31, 2015, was primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three months ended March 31, 2015 and March 31, 2014, amortization expense associated with acquired intangible assets was $5.5 million and $5.1 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense:
Senior term notes	$3,069	$2,663
Capital leases and other	1,376	1,193
Amortization of debt costs	435	311
Consolidated interest expense	4,880	4,167
Interest income	(43)	—
Total consolidated interest expense, net of interest income	$4,837	$4,167
Consolidated net interest expense increased $0.7 million for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase in consolidated net interest expense was primarily attributable to an increase in the weighted average debt balance of our senior term notes, revolver commitment fees, and amortized debt costs. The weighted average debt balance increased as a result of the refinance of our senior credit facility and $135 million of additional borrowings from our revolving credit facility during the fourth quarter of 2014. Amortized debt costs also increased as a result of the refinance of our senior credit facility.
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three months ended March 31, 2015 was 39.2%, as compared to 39.1% for the year ended December 31, 2014. Our estimated annual effective tax rate is 39.2%.
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
The Non-GAAP financial measures presented in this report include Non-GAAP gross profit and Non-GAAP gross margin, computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP consolidated net income and Non-GAAP diluted earnings per share. These Non-GAAP financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31, 2015 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and consolidated operating income to Non-GAAP operating income.
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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended March 31,
	2015	2014
GAAP net income	$38,301	$34,043
Intangible asset amortization associated with acquisitions	5,526	5,147
Tax benefit on above adjustments	(2,163)	(2,015)
Non-GAAP net income	$41,664	$37,175
Non-GAAP diluted earnings per share	$0.50	$0.42
Shares used for computing adjusted diluted earnings per share	83,373	89,421

Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, (iii) proceeds received from the sale of our imaging equipment and other related services and (iv) payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures, acquisitions and shares repurchases. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At March 31, 2015, our consolidated cash and cash equivalents totaled $59.3 million, representing a decrease of $22.1 million, compared to December 31, 2014. Cash flows generated from operating activities totaled at $80.6 million for the three months ended March 31, 2015, representing an increase of $12.3 million, compared to the three months ended March 31, 2014.
At March 31, 2015, $14.4 million of the $59.3 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, repurchase of our common shares, and other smaller acquisitions primarily from internally generated cash flows. In the future however, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of March 31, 2015, we have access to $665 million under our revolving credit facility which allows us to maintain further operating and financial flexibility. Subsequent to the quarter-end, we borrowed an additional $20.0 million under our revolving credit facility.

Historically, we have been able to access the capital markets to fund larger acquisitions that could not be funded out of internally generated cash flows. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms we believed to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future.
Future Cash Flows
Short-Term
We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing.
For the year ended December 31, 2015, we expect to spend $70 million to $100 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. For the three months ended March 31, 2015, we spent $12.1 million in connection with the acquisition of 11 independent animal hospitals and $20.1 million in connection with the acquisition of certain assets of Abaxis Veterinary Reference Laboratory. In addition, we expect to spend approximately $95 million in 2015 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $16.5 million had been expended at March 31, 2015.
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. The new plan authorizes us to repurchase up to an additional $400 million of our common shares. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise and may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended March 31, 2015, we repurchased an aggregate of 850,000 shares of common stock for $43.3 million under our new plan.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of March 31, 2015, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At March 31, 2015, we had an interest coverage ratio of 20.53 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At March 31, 2015, we had a leverage ratio of 2.15 to 1.00, which was in compliance with the required ratio of no more than 4.50 to 1.00 from September 30, 2014 until March 31, 2015 as defined under the senior credit facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$80,625	$68,327
Investing activities	(50,662)	(32,535)
Financing activities	(51,703)	(23,251)
Effect of currency exchange rate changes on cash and cash equivalents	(365)	(282)
(Decrease) increase in cash and cash equivalents	(22,105)	12,259
Cash and cash equivalents at beginning of period	81,383	125,029
Cash and cash equivalents at end of period	$59,278	$137,288
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $12.3 million for the three months ended March 31, 2015, as compared to the prior-year period. Operating cash flows for the three months ended March 31, 2015 included $39.6 million of net income, net non-cash expenses of $24.0 million and net cash provided as a result of changes in operating assets and liabilities of $17.0 million. The changes in operating assets and liabilities included a $21.6 million change in incomes taxes consisting primarily of a $19.0 million decrease to prepaid taxes, a $14.1 million increase in accrued payroll and related liabilities, and a $2.9 million decrease in inventory, prepaid expenses and other assets, partially offset by a $14.6 million increase in trade accounts receivable, and a $7.0 million decrease in accounts payable and accrued liabilities. The decreases in prepaid incomes taxes and accounts payable and accrued liabilities, and the increase in accrued payroll and related liabilities were primarily due to the timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in Laboratory business segment revenue as compared to the prior-year period. The decrease in inventory, prepaid expenses and other assets was primarily due to the depletion of certain products, and shipments clearing that were in-transit as of year-end.
Net cash provided by operating activities decreased by $6.9 million for the three months ended March 31, 2014, as compared to the prior-year period. The decrease in cash provided by operating activities was primarily due to the timing of payment obligations related to accounts payable and other accrued liabilities, increased payments for income taxes, and the impact of increases in receivables related to Antech's service agreements.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(32,150)	$(17,295)	$(14,855)	(1)
Property and equipment additions	(16,526)	(16,619)	93
Real estate acquired in connection with business acquisitions	(1,502)	—	(1,502)	(2)
Proceeds from sale or disposal of assets	92	859	(767)
Other	(576)	520	(1,096)
Net cash used in investing activities	$(50,662)	$(32,535)	$(18,127)
 ____________________________

(1)	The number of acquisitions will vary from period to period based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire real estate varies dependent upon the number of opportunities that meet our specific acquisition criteria.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Financing Cash Flows:
Repayment of long-term obligations	$(5,165)	$(12,806)	$7,641	(1)
Distributions to noncontrolling interest partners	(1,325)	(1,090)	(235)
Purchase of noncontrolling interests	(1,483)	(326)	(1,157)	(2)
Proceeds from issuance of common stock under stock incentive plans	404	372	32
Excess tax benefits from stock based compensation	791	392	399
Stock repurchases	(44,845)	(9,793)	(35,052)	(3)
Other	(80)	—	(80)
Net cash used in financing activities	$(51,703)	$(23,251)	$(28,452)
____________________________

(1)
For the three months ended March 31, 2015, the repayment of long-term obligations decreased due primarily to the lack of scheduled amortization during the period, in addition to payments made related to acquired debt. On August 27, 2014, we entered into a new senior credit facility and in accordance with our new debt agreement, our interest payment obligations are not scheduled to commence until September 2015.

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

Future Contractual Cash Requirements
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of March 31, 2015, we do not have any off-balance-sheet financing arrangements .
Description of Indebtedness
Senior Credit Facility
At March 31, 2015, we had $600 million in principal outstanding under our senior term notes and $135 million borrowings outstanding under our revolving credit facility.
We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the Leverage Ratio in effect from time-to-time, ranging from 1.00% to 2.25% per annum. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.45% per annum. The table is set forth in Note 7, Long-Term Obligations, of our 2014 Form 10-K.

Other Debt and Capital Lease Obligations
At March 31, 2015, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $4.1 million and $54.1 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2015 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, of our 2014 Annual Report on Form 10-K.

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

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of the eight claims of the complaint, including the claims for failure to pay regular and overtime wages. We intend to continue to vigorously defend against the remaining claims in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

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

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit until class certification is completed in the Duran case. Plaintiff Duran filed his class certification motion and supporting documentation in January 2015. A class certification hearing is scheduled for June 2, 2015. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

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

On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. This case is in an early procedural stage and we intend to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K.

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

The following table provides information on shares of our common stock we repurchased during the quarter ended March 31, 2015:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

January 1, 2015 to January 31, 2015	500,000	$49.76	500,000	$221,840,575
February 1, 2015 to February 28, 2015	377,956	$52.72	350,000	$203,396,655
March 1, 2015 to March 31, 2015	407	$54.09	—	$203,396,655
	878,363	$51.04	850,000	$203,396,655

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, 850,000 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 28,363 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

10.1	Corporate Headquarters Lease, dated as of February 28, 2015, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2015.

Date:	May 8, 2015	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	Corporate Headquarters Lease, dated as of February 28, 2015, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document