Form 10-Q
period 2015-06-30
VCA INC
filed 2015-08-07
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 81,153,273 shares as of August 3, 2015.

VCA Inc. and Subsidiaries
Form 10-Q
June 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$74,326	$81,383
Trade accounts receivable, less allowance for uncollectible accounts of $19,713 and $19,846 at June 30, 2015 and December 31, 2014, respectively	81,593	60,482
Inventory	53,789	56,050
Prepaid expenses and other	27,874	36,924
Deferred income taxes	30,324	30,331
Prepaid income taxes	6,472	18,277
Total current assets	274,378	283,447
Property and equipment, net	477,929	468,041
Goodwill	1,452,370	1,415,861
Other intangible assets, net	98,908	88,175
Notes receivable	2,471	2,807
Deferred financing costs, net	7,004	7,874
Other	84,050	65,815
Total assets	$2,397,110	$2,332,020
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$33,881	$19,356
Accounts payable	42,071	46,284
Accrued payroll and related liabilities	72,697	64,359
Other accrued liabilities	73,093	67,219
Total current liabilities	221,742	197,218
Long-term debt, less current portion	819,380	775,412
Deferred income taxes	103,424	103,502
Other liabilities	31,862	33,190
Total liabilities	1,176,408	1,109,322
Commitments and contingencies
Redeemable noncontrolling interests	11,183	11,077
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 81,448 and 82,937 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	81	83
Additional paid-in capital	72,590	155,802
Retained earnings	1,156,758	1,064,158
Accumulated other comprehensive loss	(30,331)	(19,397)
Total VCA Inc. stockholders’ equity	1,199,098	1,200,646
Noncontrolling interests	10,421	10,975
Total equity	1,209,519	1,211,621
Total liabilities and equity	$2,397,110	$2,332,020

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$548,785	$489,472	$1,048,238	$938,979
Direct costs	407,938	369,057	793,529	717,113
Gross profit	140,847	120,415	254,709	221,866
Selling, general and administrative expense	44,485	39,931	88,883	81,371
Net (gain) loss on sale or disposal of assets	(819)	578	(484)	(643)
Operating income	97,181	79,906	166,310	141,138
Interest expense, net	5,104	4,030	9,941	8,197
Other (income) expense	(37)	43	29	(10)
Income before provision for income taxes	92,114	75,833	156,340	132,951
Provision for income taxes	36,191	28,925	60,864	51,128
Net income	55,923	46,908	95,476	81,823
Net income attributable to noncontrolling interests	1,624	1,324	2,876	2,196
Net income attributable to VCA Inc.	$54,299	$45,584	$92,600	$79,627
Basic earnings per share	$0.66	$0.52	$1.13	$0.90
Diluted earnings per share	$0.65	$0.51	$1.11	$0.89
Weighted-average shares outstanding for basic earnings per share	81,956	88,041	82,150	88,188
Weighted-average shares outstanding for diluted earnings per share	83,084	89,191	83,227	89,312

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income(1)	$55,923	$46,908	$95,476	$81,823
Other comprehensive income:
Foreign currency translation adjustments	4,411	4,809	(11,269)	(712)
Other comprehensive income (loss)	4,411	4,809	(11,269)	(712)
Total comprehensive income	60,334	51,717	84,207	81,111
Comprehensive income attributable to noncontrolling interests(1)	1,761	1,702	2,541	2,146
Comprehensive income attributable to VCA Inc.	$58,573	$50,015	$81,666	$78,965
____________________________

(1)
Includes approximately $1.6 million and $1.2 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2013	88,508	$89	$384,797	$928,720	$(6,190)	$10,200	$1,317,616
Net income (excludes $417 and $739 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	79,627	—	1,040	80,667
Other comprehensive loss (excludes $30 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(662)	(20)	(682)
Formation of noncontrolling interests	—	—	—	—	—	933	933
Distribution to noncontrolling interests	—	—	—	—	—	(970)	(970)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	8,571	—	—	—	8,571
Issuance of common stock under stock incentive plans	377	—	467	—	—	—	467
Stock repurchases	(1,471)	(2)	(49,089)	—	—	—	(49,091)
Excess tax benefit from stock based compensation	—	—	2,092	—	—	—	2,092
Balances, June 30, 2014	87,414	$87	$346,868	$1,008,347	$(6,852)	$11,183	$1,359,633

Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621
Net income (excludes $877 and $749 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	92,600	—	1,250	93,850
Other comprehensive loss (excludes $136 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(10,934)	(199)	(11,133)
Formation of noncontrolling interests	—	—	—	—	—	(14)	(14)
Distribution to noncontrolling interests	—	—	—	—	—	(1,118)	(1,118)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	8,269	—	—	—	8,269
Issuance of common stock under stock incentive plans	376	—	679	—	—	—	679
Stock repurchases	(1,865)	(2)	(96,672)	—	—	—	(96,674)
Excess tax benefit from stock based compensation	—	—	4,729	—	—	—	4,729
Balances, June 30, 2015	81,448	$81	$72,590	$1,156,758	$(30,331)	$10,421	$1,209,519

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$95,476	$81,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,163	39,797
Amortization of debt issue costs	870	604
Provision for uncollectible accounts	3,379	2,612
Net gain on sale or disposal of assets	(484)	(643)
Share-based compensation	8,269	8,571
Excess tax benefits from stock based compensation	(4,729)	(2,092)
Other	(658)	(53)
Changes in operating assets and liabilities:
Trade accounts receivable	(24,217)	(8,945)
Inventory, prepaid expenses and other assets	(8,942)	(6,610)
Accounts payable and other accrued liabilities	(4,196)	1,171
Accrued payroll and related liabilities	8,300	3,816
Income taxes	16,525	8,062
Net cash provided by operating activities	129,756	128,113
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(66,529)	(30,764)
Property and equipment additions	(34,521)	(27,979)
Proceeds from sale or disposal of assets	6,164	4,456
Other	205	55
Net cash used in investing activities	(94,681)	(54,232)
Cash flows from financing activities:
Repayment of long-term obligations	(7,924)	(26,218)
Proceeds from revolving credit facility	61,000	—
Distributions to noncontrolling interest partners	(2,447)	(2,259)
Purchase of noncontrolling interests	(1,493)	(326)
Proceeds from issuance of common stock under stock incentive plans	679	467
Excess tax benefits from stock based compensation	4,729	2,092
Stock repurchases	(96,674)	(49,091)
Other	(80)	(838)
Net cash used in financing activities	(42,210)	(76,173)
Effect of currency exchange rate changes on cash and cash equivalents	78	(202)
Decrease in cash and cash equivalents	(7,057)	(2,494)
Cash and cash equivalents at beginning of period	81,383	125,029
Cash and cash equivalents at end of period	$74,326	$122,535

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$8,907	$7,491
Income taxes paid	$44,253	$42,950

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired	$75,973	$34,329
Noncontrolling interest	—	(1,705)
Cash paid for acquisitions, net of acquired cash	(66,529)	(30,764)
Assumed debt	(6,250)	(736)
Contingent consideration	—	(374)
Holdbacks	(2,522)	(750)
Liabilities assumed	$672	$—

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2015
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following five operating segments: Animal Hospital, Laboratory, Medical Technology, Vetstreet and Camp Bow Wow. Our operating segments are aggregated into two reportable segments: Animal Hospital and Laboratory. Our Medical Technology, Vetstreet and Camp Bow Wow operating segments are combined in our All Other category. See Footnote 8, Lines of Business within these notes to unaudited condensed, consolidated financial statements.
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2015, we operated or managed 657 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2015, we operated 59 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the service mark Camp Bow Wow®.  As of June 30, 2015, there were 127 Camp Bow Wow® franchise locations operating in 35 states and one Canadian province.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2015 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2014
Goodwill	$1,305,558	$97,535	$142,825	$1,545,918
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,305,558	97,535	12,768	1,415,861
Goodwill acquired	42,268	4,172	255	46,695
Foreign translation adjustment	(7,844)	(34)	—	(7,878)
Other (1)	(2,304)	(4)	—	(2,308)
Balance as of June 30, 2015
Goodwill	1,337,678	101,669	143,080	1,582,427
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,337,678	$101,669	$13,023	$1,452,370
 ____________________________

(1)	"Other" primarily includes write-offs related to the sale of two animal hospitals partially offset by measurement period adjustments.

Other Intangible Assets
Our acquisition related amortizable intangible assets at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$118,231	$(50,879)	$67,352	$101,056	$(45,295)	$55,761
Covenants not-to-compete	11,772	(5,072)	6,700	10,093	(4,422)	5,671
Favorable lease assets	9,477	(5,191)	4,286	9,576	(4,962)	4,614
Trademarks	12,659	(3,957)	8,702	13,503	(4,015)	9,488
Contracts	100	(28)	72	100	(11)	89
Technology	1,627	(584)	1,043	1,627	(414)	1,213
Franchise rights	11,730	(977)	10,753	11,730	(391)	11,339
Total	$165,596	$(66,688)	$98,908	$147,685	$(59,510)	$88,175

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Aggregate amortization expense	$5,858	$5,227	$11,384	$10,374
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2015 and each of the succeeding years thereafter, as of June 30, 2015, is as follows (in thousands):

Finite-lived intangible assets:
Remainder of 2015	$11,611
2016	21,084
2017	15,137
2018	11,781
2019	8,757
Thereafter	29,498
Total	$97,868
Indefinite-lived intangible assets:
Trademarks	1,040
Total intangible assets	$98,908

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014
Animal Hospitals:
Acquisitions	23	10
Acquisitions, merged	(2)	(2)
Sold, closed or merged	(7)	(5)
Net increase	14	3

Laboratories:
Acquisitions	1	—
Acquisitions, merged	(1)	—
New facilities	—	3
Net increase	—	3

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions
The purchase price allocations for some of the 2015 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals and the Abaxis Veterinary Reference Laboratory ("AVRL") acquired during the six months ended June 30, 2015 and 2014, respectively, (in thousands):

	Six Months Ended June 30,
	2015	2014
Consideration:
Cash, net of cash acquired	$66,229	$30,764
Assumed debt	6,250	736
Holdbacks	2,522	750
Earn-out contingent consideration	—	374
Fair value of total consideration transferred	$75,001	$32,624

Allocation of the Purchase Price:
Tangible assets	$5,064	$2,688
Identifiable intangible assets (1)	24,144	4,880
Goodwill (2)	46,440	26,761
Other liabilities assumed	(647)	—
Fair value of assets acquired	$75,001	$34,329
Noncontrolling interest	—	(1,705)
Total	$75,001	$32,624
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately fifteen years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately sixteen years, eight years and five years, respectively.

(2)	We expect that $35.8 million and $16.3 million of the goodwill recorded for these acquisitions, as of June 30, 2015 and 2014, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of the AVRL from Abaxis, Inc., for total consideration of $21.0 million. At the time of the acquisition, we allocated the full purchase price of the AVRL to goodwill. During the current quarter, the fair market value of identifiable intangible assets was finalized which resulted in a reclassification of the majority of the goodwill to these identifiable intangible assets. Of the goodwill recorded, $15.3 million was reclassified as customer relationships with an amortization period of 20 years. The purchase price allocation is pending the finalization of fixed asset valuations.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

4.	Acquisitions, continued

Camp Bow Wow

On August 15, 2014, we acquired 100% of D.O.G. Enterprises, LLC for $17.0 million in cash and contingent consideration of up to $3.0 million that may be earned over the next three years. Camp Bow Wow primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the service mark Camp Bow Wow®.  As of June 30, 2015, there were 127 Camp Bow Wow® franchise locations operating in 35 states and one Canadian province.

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

(2)	As of June 30, 2015, we expect that the full amount of goodwill recorded for this acquisition will be deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of June 30, 2015	As of December 31, 2014
Deferred revenue	$15,967	$14,304
Accrued health insurance	4,910	5,194
Deferred rent	4,648	4,535
Accrued other insurance	4,397	4,381
Miscellaneous accrued taxes(1)	4,597	3,025
Accrued accounting and legal fees	2,609	2,900
Accrued workers' compensation	2,938	2,781
Holdbacks and earn-outs	9,247	7,878
Customer deposits	2,590	2,229
Accrued consulting fees	3,494	3,172
Accrued lease payments	1,496	1,657
Other	16,200	15,163
	$73,093	$67,219
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations

Long-term obligations consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

		June 30, 2015	December 31, 2014
Senior term notes	Notes payable, maturing in 2019, secured by assets, variable interest rate (1.68% and 1.67% at June 30, 2015 and December 31, 2014, respectively)	600,000	600,000
Revolving credit	Revolving line of credit, maturing in 2019, secured by assets, variable interest rate (1.68% and 1.67% at June 30, 2015 and December 31, 2014, respectively)	196,000	135,000
Secured seller notes	Notes payable matures in 2015, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	796,230	735,230
	Capital lease obligations and other debt	57,031	59,538
		853,261	794,768
	Less — current portion	(33,881)	(19,356)
		$819,380	$775,412

Interest Rate. In general, borrowings under the Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 4, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 4, see table below) per annum

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

6.	Long-Term Obligations, continued

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended June 30, 2015, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 27, 2019. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At June 30, 2015, we had borrowings of $196.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for the Senior Credit Facility (in thousands):

	2015	2016	2017	2018	2019
Senior term notes	$15,000	$30,000	$37,500	$52,500	$465,000
Revolving loans	—	—	—	—	196,000
	$15,000	$30,000	$37,500	$52,500	$661,000

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

7.	Calculation of Earnings per Share, continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to VCA Inc.	$54,299	$45,584	$92,600	$79,627
Weighted-average common shares outstanding:
Basic	81,956	88,041	82,150	88,188
Effect of dilutive potential common shares:
Stock options	334	265	337	260
Non-vested shares and units	794	885	740	864
Diluted	83,084	89,191	83,227	89,312
Basic earnings per common share	$0.66	$0.52	$1.13	$0.90
Diluted earnings per common share	$0.65	$0.51	$1.11	$0.89

For the three months ended June 30, 2015 and 2014 there were no potential common shares excluded from the computation of diluted earnings per share.
For the six months ended June 30, 2015, an immaterial amount of potential common shares were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the six months ended June 30, 2014 there were no potential common shares excluded from the computation of diluted earnings per share.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

8.	Lines of Business

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

8. Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended June 30, 2015
External revenue	$435,376	$89,707	$22,818	$—	$884	$548,785
Intercompany revenue	—	16,515	5,851	—	(22,366)	—
Total revenue	435,376	106,222	28,669	—	(21,482)	548,785
Direct costs	361,991	49,519	17,280	—	(20,852)	407,938
Gross profit	73,385	56,703	11,389	—	(630)	140,847
Selling, general and administrative expense	10,453	9,487	7,741	16,804	—	44,485
Operating income (loss) before sale or disposal of assets	62,932	47,216	3,648	(16,804)	(630)	96,362
Net (gain) loss on sale or disposal of assets	(914)	35	11	49	—	(819)
Operating income (loss)	$63,846	$47,181	$3,637	$(16,853)	$(630)	$97,181
Depreciation and amortization	$16,440	$2,705	$1,176	$575	$(530)	$20,366
Property and equipment additions	$13,995	$2,862	$500	$1,512	$(874)	$17,995
Three Months Ended June 30, 2014
External revenue	$386,776	$81,320	$20,457	$—	$919	$489,472
Intercompany revenue	—	14,635	3,255	—	(17,890)	—
Total revenue	386,776	95,955	23,712	—	(16,971)	489,472
Direct costs	323,440	46,863	16,064	—	(17,310)	369,057
Gross profit	63,336	49,092	7,648	—	339	120,415
Selling, general and administrative expense	9,864	8,281	7,411	14,375	—	39,931
Operating income (loss) before sale or disposal of assets	53,472	40,811	237	(14,375)	339	80,484
Net loss (gain) on sale or disposal of assets	414	(7)	97	74	—	578
Operating income (loss)	$53,058	$40,818	$140	$(14,449)	$339	$79,906
Depreciation and amortization	$15,110	$2,563	$2,004	$826	$(473)	$20,030
Property and equipment additions	$8,119	$1,304	$920	$1,333	$(316)	$11,360

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

8. Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Six Months Ended June 30, 2015
External revenue	$828,402	$168,516	$49,351	$—	$1,969	$1,048,238
Intercompany revenue	—	31,678	13,545	—	(45,223)	—
Total revenue	828,402	200,194	62,896	—	(43,254)	1,048,238
Direct costs	699,533	95,509	40,083	—	(41,596)	793,529
Gross profit	128,869	104,685	22,813	—	(1,658)	254,709
Selling, general and administrative expense	21,674	18,352	16,428	32,429	—	88,883
Operating income (loss) before charges	107,195	86,333	6,385	(32,429)	(1,658)	165,826
Net (gain) loss on sale or disposal of assets	(620)	41	20	75	—	(484)
Operating income (loss)	$107,815	$86,292	$6,365	$(32,504)	$(1,658)	$166,310
Depreciation and amortization	$32,512	$5,209	$2,328	$1,167	$(1,053)	$40,163
Property and equipment additions	$26,077	$6,078	$1,300	$2,576	$(1,510)	$34,521
Six Months Ended June 30, 2014
External revenue	$738,364	$156,103	$42,658	$—	$1,854	$938,979
Intercompany revenue	—	28,386	9,175	—	(37,561)	—
Total revenue	738,364	184,489	51,833	—	(35,707)	938,979
Direct costs	626,228	92,366	34,216	—	(35,697)	717,113
Gross profit	112,136	92,123	17,617	—	(10)	221,866
Selling, general and administrative expense	18,992	16,299	15,759	30,321	—	81,371
Operating income (loss) before charges	93,144	75,824	1,858	(30,321)	(10)	140,495
Net loss (gain) on sale or disposal of assets	582	(78)	(1,087)	(60)	—	(643)
Operating income (loss)	$92,562	$75,902	$2,945	$(30,261)	$(10)	$141,138
Depreciation and amortization	$29,852	$5,098	$4,140	$1,645	$(938)	$39,797
Property and equipment additions	$21,187	$3,285	$1,678	$2,744	$(915)	$27,979

At June 30, 2015
Total assets	$2,092,935	$304,685	$80,994	$340,002	$(421,506)	$2,397,110
At December 31, 2014
Total assets	$2,021,725	$258,550	$89,596	$270,414	$(308,265)	$2,332,020

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

9.	Commitments and Contingencies

We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $5.6 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-out agreements, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $3.1 million and $3.2 million in earn-out liabilities as of June 30, 2015 and December 31, 2014, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

b.	Legal Proceedings

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of the eight claims of the complaint, including the claims for failure to pay regular and overtime wages. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 16, 2014, two additional former veterinary assistants filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled La Kimba Bradsbery and Cheri Brakensiek vs. Vicar Operating, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants, kennel assistants, and client service representatives employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, improperly failed to pay reporting time pay, improperly failed to reimburse for certain business-related expenses, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. These two actions are related before the same judge hearing the Duran action discussed above.

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit until class certification is completed in the Duran case. Plaintiff Duran filed his class certification motion and supporting documentation in January 2015. A class certification hearing was held on June 2, 2015.

On June 25, 2015, the Court entered an Order denying class certification to veterinary assistants who were allegedly not given proper meal or rest periods. The plaintiff continues to have a PAGA claim. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

9.	Commitments and Contingencies, continued

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of June 30, 2015, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed settlement remains subject to court approval and class notice administration before it will be effective.

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

On May 14, 2014, the headquarters of our Medical Technology business in Carlsbad, California was severely damaged by wildfires. There were no injuries to personnel. However, the fire caused severe damage to a substantial portion of the facility. We maintain standard insurance coverage for both property damage and business interruption losses. During the six months ended June 30, 2015, there were no additional estimated losses recorded in connection with this event. Subsequent to the June 30, 2015 quarter end we received a final insurance payment of approximately $6.0 million bringing the total insurance settlement received to approximately $26.0 million.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

10.	Noncontrolling Interests
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	$739
Redemption value change	237	976
Distribution to noncontrolling interests		(679)
Currency translation adjustment		(30)
Balance as of June 30, 2014		$9,622

Balance as of December 31, 2014		$9,405
Noncontrolling interest expense	$749
Redemption value change	(78)	671
Purchase of noncontrolling interests		(803)
Distribution to noncontrolling interests		(728)
Currency translation adjustment		(136)
Balance as of June 30, 2015		$8,409

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

10.	Noncontrolling Interests, continued

b.	Redeemable Noncontrolling Interests
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$10,678
Noncontrolling interest expense	$589
Redemption value change	(172)	417
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(610)
Balance as of June 30, 2014		$10,984

Balance as of December 31, 2014		$11,077
Noncontrolling interest expense	$681
Redemption value change	196	877
Distribution to noncontrolling interests		(771)
Balance as of June 30, 2015		$11,183

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2015
(Unaudited)

11.	Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03 - “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be implemented retrospectively. Early adoption is permitted for financial statements that have not been previously issued. Adoption of the new guidance will only affect the presentation of our consolidated balance sheets and will not have a significant impact on our consolidated financial statements.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 7, 2015, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after August 7, 2015 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2015, our animal hospital network consisted of 657 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2015, our laboratory network consisted of 59 laboratories serving all 50 states and certain areas in Canada.

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
Executive Overview
During the three and six months ended June 30, 2015, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 6.0% and 5.7% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 7.3% and 6.7% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Our consolidated operating income increased 21.6% and 17.8% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Our consolidated operating margin increased by 1.4% and 0.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, increased 21.0% and 17.3% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating margins increased by 1.4% and 0.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.

Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the six months ended June 30, 2015, we acquired $46.7 million of annualized Animal Hospital revenue.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014
Animal Hospitals:
Beginning of period	643	609
Acquisitions	23	10
Acquisitions, merged	(2)	(2)
Sold, closed or merged	(7)	(5)
End of period	657	612

Laboratories:
Beginning of period	59	56
Acquisitions	1	—
Acquisitions, merged	(1)	—
New facilities	—	3
End of period	59	59

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2014 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended June 30, 2015.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 11, Recent Accounting Pronouncements to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Animal Hospital	79.3%	79.0%	79.0%	78.6%
Laboratory	19.4	19.6	19.1	19.7
All Other	5.2	4.9	6.0	5.5
Intercompany	(3.9)	(3.5)	(4.1)	(3.8)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	74.3	75.4	75.7	76.4
Gross profit	25.7	24.6	24.3	23.6
Selling, general and administrative expense	8.1	8.2	8.5	8.7
Net loss (gain) on sale or disposal of assets	(0.1)	0.1	(0.1)	(0.1)
Operating income	17.7	16.3	15.9	15.0
Interest expense, net	0.9	0.8	1.0	0.8
Income before provision for income taxes	16.8	15.5	14.9	14.2
Provision for income taxes	6.6	5.9	5.8	5.5
Net income	10.2	9.6	9.1	8.7
Net income attributable to noncontrolling interests	0.3	0.3	0.3	0.2
Net income attributable to VCA Inc.	9.9%	9.3%	8.8%	8.5%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$435,376	79.3%	$386,776	79.0%	12.6%	$828,402	79.0%	$738,364	78.6%	12.2%
Laboratory	106,222	19.4%	95,955	19.6%	10.7%	200,194	19.1%	184,489	19.7%	8.5%
All Other	28,669	5.2%	23,712	4.9%	20.9%	62,896	6.0%	51,833	5.5%	21.3%
Intercompany	(21,482)	(3.9)%	(16,971)	(3.5)%	(26.6)%	(43,254)	(4.1)%	(35,707)	(3.8)%	(21.1)%
Total revenue	$548,785	100.0%	$489,472	100.0%	12.1%	$1,048,238	100.0%	$938,979	100.0%	11.6%

Consolidated revenue increased $59.3 million and $109.3 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Increases in revenue attributable to revenue from animal hospitals acquired since the beginning of the comparable periods in the prior year were the largest factor contributing to our growth in revenues during the three and six month periods ended June 30, 2015. Excluding the impact of acquisitions, revenue increased $22.1 million and $42.6 million for the three and six months ended June 30, 2015, respectively, primarily due to organic growth in our Animal Hospital and Laboratory segments. The increases were partially offset by the impact of foreign currency translation. Our Animal Hospital same-store revenue increased 6.0% and 5.7% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue growth was 7.3% and 6.7% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$361,991	83.1%	$323,440	83.6%	11.9%	$699,533	84.4%	$626,228	84.8%	11.7%
Laboratory	49,519	46.6%	46,863	48.8%	5.7%	95,509	47.7%	92,366	50.1%	3.4%
All Other	17,280	60.3%	16,064	67.7%	7.6%	40,083	63.7%	34,216	66.0%	17.1%
Intercompany	(20,852)	(3.8)%	(17,310)	(3.5)%	(20.5)%	(41,596)	(4.0)%	(35,697)	(3.8)%	(16.5)%
Total direct costs	$407,938	74.3%	$369,057	75.4%	10.5%	$793,529	75.7%	$717,113	76.4%	10.7%

Consolidated direct costs increased $38.9 million and $76.4 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to compensation related costs, supplies, rent and acquisitions related depreciation and amortization, predominately in the animal hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$73,385	16.9%	$63,336	16.4%	15.9%	$128,869	15.6%	$112,136	15.2%	14.9%
Laboratory	56,703	53.4%	49,092	51.2%	15.5%	104,685	52.3%	92,123	49.9%	13.6%
All Other	11,389	39.7%	7,648	32.3%	48.9%	22,813	36.3%	17,617	34.0%	29.5%
Intercompany	(630)		339			(1,658)		(10)
Consolidated gross profit	$140,847	25.7%	$120,415	24.6%	17.0%	$254,709	24.3%	$221,866	23.6%	14.8%
Intangible asset amortization associated with acquisitions	5,798		5,160			11,263		10,240
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$146,645	26.7%	$125,575	25.7%	16.8%	$265,972	25.4%	$232,106	24.7%	14.6%
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

Consolidated gross profit increased $20.4 million and $32.8 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $21.1 million and $33.9 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The increases in Non-GAAP consolidated gross profit were primarily attributable to organic revenue growth and increased gross margins in our Animal Hospital and Laboratory business segments. The increases in Non-GAAP consolidated gross profit also included $6.6 million and $10.9 million of gross profit related to acquisitions consummated since the beginning of the comparable periods in the prior year for the three and six months ended June 30, 2015, respectively.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $48.6 million for the three months ended June 30, 2015 and $90.0 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Same-store facilities:
Orders (1)	2,239	2,178	2.8%	4,249	4,152	2.3%
Average revenue per order (2)	$180.78	$175.36	3.1%	$180.54	$174.74	3.3%
Same-store revenue (1)	$404,821	$382,008	6.0%	$767,061	$725,564	5.7%
Acquisitions	36,095	1,843		69,331	6,566
Closures	316	2,925		2,412	6,234
Net acquired revenue (3)	$36,411	$4,768		$71,743	$12,800
Foreign currency impact	(5,856)	—		(10,402)	—
Total	$435,376	$386,776	12.6%	$828,402	$738,364	12.2%
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

During the three and six months ended June 30, 2015, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of an overall improvement in the United States economy during the quarter when compared to the prior year quarter and the impact of certain previously implemented marketing initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. During the three and six months ended June 30, 2015, we experienced an increase in both the number of lower-priced orders and higher-priced orders.
Price increases as well as the mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in November 2014 generally ranged between 3% and 4%.

Direct Costs

Animal Hospital direct costs increased $38.6 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $20.2 million, supplies of $8.9 million, rent of $1.6 million and depreciation and amortization of $1.4 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related-costs and supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

Animal Hospital direct costs increased $73.3 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $41.6 million, supplies of $14.1 million, rent of $3.1 million and depreciation and amortization of $2.8 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. As mentioned above, the increases in compensation related-costs and supplies generally are related to revenue growth and acquisitions while the increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Gross profit	$73,385	$63,336	15.9%	$128,869	$112,136	14.9%
Intangible asset amortization associated with acquisitions	4,667	4,036		9,237	7,981
Non-GAAP gross profit(1)	$78,052	$67,372	15.9%	$138,106	$120,117	15.0%
Gross margin	16.9%	16.4%		15.6%	15.2%
Non-GAAP gross margin(1)	17.9%	17.4%		16.7%	16.3%

Same-store gross profit	$70,220	$63,576	10.5%	$124,123	$112,726	10.1%
Intangible asset amortization associated with acquisitions	3,486	3,982		6,815	7,777
Non-GAAP same-store gross profit(1)	$73,706	$67,558	9.1%	$130,938	$120,503	8.7%
Same-store gross margin	17.3%	16.6%		16.2%	15.5%
Non-GAAP same-store gross margin(1)	18.2%	17.7%		17.1%	16.6%
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

Consolidated Animal Hospital gross profit increased $10.0 million and $16.7 million for the three and six months ended June 30, 2015, respectively, as compared to the same period in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $10.7 million and $18.0 million for the three and six months ended June 30, 2015, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to an increase in Animal Hospital same-store gross margin, which increased as a result of leverage gained from higher same-store revenue and an additional gross profit from acquired animal hospitals of $4.5 million and $7.6 million for the three and six months ended, respectively.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue	$106,222	$95,955	10.7%	$200,194	$184,489	8.5%
Gross profit	$56,703	$49,092	15.5%	$104,685	$92,123	13.6%
Gross margin	53.4%	51.2%		52.3%	49.9%
Laboratory revenue increased $10.3 million and $15.7 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Internal growth:
Number of requisitions (1)	3,573	3,501	2.1%	6,712	6,610	1.6%
Average revenue per requisition (2)	$28.83	$27.41	5.2%	$29.34	$27.91	5.1%
Total internal revenue (1)	$102,998	$95,955	7.3%	$196,940	$184,489	6.7%
Acquired revenue (3)	3,224	—		3,254	—
Total	$106,222	$95,955	10.7%	$200,194	$184,489	8.5%
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
The increase in Laboratory revenue for the three and six months ended June 30, 2015, as compared to the same periods in the prior year, was due to an increase in average revenue per requisition, primarily as a result of price increases in February 2015 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 53.4% and 52.3% for the three and six months ended June 30, 2015, as compared to 51.2% and 49.9% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Intercompany Revenue
Laboratory revenue for the three and six months ended June 30, 2015 included intercompany revenue of $16.5 million and $31.7 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $14.6 million and $28.4 million for the respective prior year periods. All Other revenue for the three and six months ended June 30, 2015 included intercompany revenue of $5.9 million and $13.5 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $3.3 million and $9.2 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$10,453	2.4%	$9,864	2.6%	6.0%	$21,674	2.6%	$18,992	2.6%	14.1%
Laboratory	9,487	8.9%	8,281	8.6%	14.6%	18,352	9.2%	16,299	8.8%	12.6%
All Other	7,741	27.0%	7,411	31.3%	4.5%	16,428	26.1%	15,759	30.4%	4.2%
Corporate	16,804	3.1%	14,375	2.9%	16.9%	32,429	3.1%	30,321	3.2%	7.0%
Total SG&A	$44,485	8.1%	$39,931	8.2%	11.4%	$88,883	8.5%	$81,371	8.7%	9.2%
Consolidated SG&A expense increased $4.6 million for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended June 30, 2015, was primarily due to increases of $2.4 million in our Corporate expenses to support our growing operations, and increases in compensation related expenses at our Animal Hospital and Laboratory segments of $0.8 million and $0.8 million, respectively, related to increased headcount. The remainder of the variance is attributable to All Other operating SG&A expense offset by cost reductions at Vetstreet.
Consolidated SG&A expense increased $7.5 million for the six months ended June 30, 2015, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the six months ended June 30, 2015, was primarily due to increases of $2.1 million in our Corporate expenses to support our growing operations, and increases in compensation related expenses at our Animal Hospital and Laboratory segments of $2.4 million and $1.4 million, respectively, related to increased headcount. The remainder of the variance is attributable to All Other operating SG&A expense offset by cost reductions at Vetstreet.

Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$63,846	14.7%	$53,058	13.7%	20.3%	$107,815	13.0%	$92,562	12.5%	16.5%
Laboratory	47,181	44.4%	40,818	42.5%	15.6%	86,292	43.1%	75,902	41.1%	13.7%
All Other	3,637	12.7%	140	0.6%	2,497.9%	6,365	10.1%	2,945	5.7%	116.1%
Corporate	(16,853)		(14,449)		(16.6)%	(32,504)		(30,261)		(7.4)%
Eliminations	(630)		339		(285.8)%	(1,658)		(10)		(16,480.0)%
Total GAAP consolidated operating income	$97,181	17.7%	$79,906	16.3%	21.6%	$166,310	15.9%	$141,138	15.0%	17.8%
Intangible asset amortization associated with acquisitions	5,858		5,227			11,384		10,374
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin(1)	$103,039	18.8%	$85,133	17.4%	21.0%	$177,694	17.0%	$151,512	16.1%	17.3%
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

Consolidated operating income increased by $17.3 million and $25.2 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, increased by $17.9 million and $26.2 million for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year. The remaining increases for the three and six months ended June 30, 2015, were primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three and six months ended June 30, 2015, amortization expenses associated with acquired intangible assets were $5.9 million and $11.4 million, respectively. For the three and six months ended June 30, 2014, amortization expenses associated with acquired intangible assets were $5.2 million and $10.4 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense:
Senior term notes	$3,236	$2,414	$6,304	$5,078
Capital leases and other	1,461	1,382	2,839	2,574
Amortization of debt costs	436	300	870	604
Consolidated interest expense	5,133	4,096	10,013	8,256
Interest income	(29)	(66)	(72)	(59)
Total consolidated interest expense, net of interest income	$5,104	$4,030	$9,941	$8,197
The increase in consolidated net interest expense for the three and six months ended June 30, 2015, as compared to the same period in the prior year, was primarily attributable to an increase in the weighted average debt balance of our senior term notes, revolver commitment fees, and amortized debt costs. The weighted average debt balance increased as a result of refinancing our senior credit facility and $196 million of additional borrowings from our revolving credit facility, of which $61 million were drawn during the three months ended June 30, 2015. Amortized debt costs also increased as a result of refinancing our senior credit facility.
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three and six months ended June 30, 2015 was 40.0% and 39.7%, respectively, as compared to 39.1% for the year ended December 31, 2014. The increases in the effective tax rate for the three and six months ended June 30, 2015 as compared to the year ended December 31, 2014 was primarily due to a permanent tax difference as a result of the sale of one of our animal hospitals. Our estimated annual effective tax rate is 39.7%.
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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-

GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended June 30, 2015 and June 30, 2014 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and consolidated operating income to Non-GAAP operating income.
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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income	$54,299	$45,584	$92,600	$79,627
Intangible asset amortization associated with acquisitions	5,858	5,227	11,384	10,374
Tax benefit on above adjustments	(2,293)	(2,046)	(4,456)	(4,060)
Non-GAAP net income	$57,864	$48,765	$99,528	$85,941
Non-GAAP diluted earnings per share	$0.70	$0.55	$1.20	$0.96
Shares used for computing adjusted diluted earnings per share	83,084	89,191	83,227	89,312

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
At June 30, 2015, our consolidated cash and cash equivalents totaled $74.3 million, representing a decrease of $7.1 million, compared to December 31, 2014. Cash flows generated from operating activities totaled at $129.8 million for the six months ended June 30, 2015, representing an increase of $1.6 million, compared to the six months ended June 30, 2014.
At June 30, 2015, $15.7 million of the $74.3 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. In the future, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of June 30, 2015, we have access to $604 million under our revolving credit facility which allows us to maintain further operating and financial flexibility.

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
For the year ended December 31, 2015, we expect to spend $100 million to $120 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. For the six months ended June 30, 2015, we spent $46.4 million in connection with the acquisition of 23 independent animal hospitals and $20.1 million in connection with the acquisition of certain assets of Abaxis Veterinary Reference Laboratory. In addition, we expect to spend approximately $95 million in 2015 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $34.5 million had been expended at June 30, 2015.
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. The new plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules or through privately negotiated transactions.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended June 30, 2015, we repurchased an aggregate of 840,000 shares of common stock for $43.9 million under our new plan.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of June 30, 2015, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At June 30, 2015, we had an interest coverage ratio of 20.27 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At June 30, 2015, we had a leverage ratio of 2.21 to 1.00, which was in compliance with the required ratio of no more than 4.25 to 1.00 from June 30, 2015 until December 31, 2015 as defined under the senior credit facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$129,756	$128,113
Investing activities	(94,681)	(54,232)
Financing activities	(42,210)	(76,173)
Effect of currency exchange rate changes on cash and cash equivalents	78	(202)
Decrease in cash and cash equivalents	(7,057)	(2,494)
Cash and cash equivalents at beginning of period	81,383	125,029
Cash and cash equivalents at end of period	$74,326	$122,535
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $1.6 million for the six months ended June 30, 2015, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2015 included $95.5 million of net income, net non-cash expenses of $46.8 million and net cash used as a result of changes in operating assets and liabilities of $12.5 million. The changes in operating assets and liabilities included a $24.2 million increase in trade accounts receivable, an $8.9 million increase in inventory, prepaid expenses and other assets, and a $4.2 million decrease in accounts payable and accrued liabilities, partially offset by a $16.5 million decrease in prepaid incomes taxes and an $8.3 million increase in accrued payroll and related liabilities. The increase in trade accounts receivable was primarily due to an increase in our Laboratory business segment revenue as compared to to the prior-year period, as well as increased revenue related to our Hospital segment. The increase in inventory, prepaid expenses, and other assets was primarily due to increases in service agreements entered into by our Laboratory segment, as well as deferred transaction costs related to acquisitions from our Hospital segment. These increases are partially offset by the receipt of the insurance payment related to the May 2014 fire at our Medical Technology business and the depletion of certain products. The decreases in accounts payable and accrued liabilities and prepaid incomes taxes, and the increase in accrued payroll and related liabilities was primarily due to the timing of payment obligations.
Net cash provided by operating activities increased by $0.04 million for the six months ended June 30, 2014, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2014 included $81.8 million of net income, net non-cash expenses of $48.8 million and net cash used as a result of changes in operating assets and liabilities of $2.5 million. The changes in operating assets and liabilities included an $8.1 million decrease in prepaid income taxes and a $3.8 million increase in accrued payroll and related liabilities, offset by an $8.9 million increase in trade accounts receivable and a $6.6 million increase in inventory, prepaid expenses and other assets. The increase in accrued payroll and related liabilities and the decrease in prepaid income taxes were both a result of timing of payment obligations. The increase in trade accounts receivable is due to an increase in receivables related to Antech's service agreements. The increase in inventory, prepaid expenses and other assets is primarily due to the recorded receivable of $13.1 million from insurance recoveries for the amount of losses in connection with the May 2014 fire at our Medical Technology business.

Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(66,529)	$(30,764)	$(35,765)	(1)
Property and equipment additions	(34,521)	(27,979)	(6,542)	(2)
Proceeds from sale or disposal of assets	6,164	4,456	1,708
Other	205	55	150
Net cash used in investing activities	$(94,681)	$(54,232)	$(40,449)
 ____________________________

(1)	The number of acquisitions will vary from period to period based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Financing Cash Flows:
Repayment of long-term obligations	$(7,924)	$(26,218)	$18,294	(1)
Proceeds from revolving credit facility	61,000	—	61,000	(2)
Distributions to noncontrolling interest partners	(2,447)	(2,259)	(188)
Purchase of noncontrolling interests	(1,493)	(326)	(1,167)	(3)
Proceeds from issuance of common stock under stock incentive plans	679	467	212
Excess tax benefits from stock based compensation	4,729	2,092	2,637
Stock repurchases	(96,674)	(49,091)	(47,583)	(4)
Other	(80)	(838)	758
Net cash used in financing activities	$(42,210)	$(76,173)	$33,963
____________________________

(1)
For the six months ended June 30, 2015, the repayment of long-term obligations decreased due primarily to the lack of scheduled amortization during the period, in addition to payments made related to acquired debt. On August 27, 2014, we entered into a new senior credit facility and in accordance with our new debt agreement, our interest payment obligations are not scheduled to commence until September 2015.

(2)
The $61.0 million borrowed from our revolving credit facility in 2015 was used primarily to fund stock repurchases under our existing $400 million share repurchase authorization and fund our acquisitions.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(4)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2014 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of June 30, 2015 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$796,230	$30,230	$135,000	$631,000	$—
Variable cash interest expense Term A(1)	54,292	16,368	36,206	1,718	—
	$850,522	$46,598	$171,206	$632,718	$—

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of June 30, 2015.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of June 30, 2015, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At June 30, 2015, we had $600 million in principal outstanding under our senior term notes and $196 million borrowings outstanding under our revolving credit facility.
We pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the Leverage Ratio in effect from time-to-time, ranging from 1.00% to 2.25% per annum. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.45% per annum. The table is set forth in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q.
Other Debt and Capital Lease Obligations
At June 30, 2015, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $3.9 million and $53.4 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2015 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

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

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of the eight claims of the complaint, including the claims for failure to pay regular and overtime wages. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 16, 2014, two additional former veterinary assistants filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled La Kimba Bradsbery and Cheri Brakensiek vs. Vicar Operating, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants, kennel assistants, and client service representatives employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, improperly failed to pay reporting time pay, improperly failed to reimburse for certain business-related expenses, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. These two actions are related before the same judge hearing the Duran action discussed above.

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit until class certification is completed in the Duran case. Plaintiff Duran filed his class certification motion and supporting documentation in January 2015. A class certification hearing was held on June 2, 2015.

On June 25, 2015, the Court entered an Order denying class certification to veterinary assistants who were allegedly not given proper meal or rest periods. The plaintiff continues to have a PAGA claim. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of June 30, 2015, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed settlement remains subject to court approval and class notice administration before it will be effective.

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

The following table provides information on shares of our common stock we repurchased during the quarter ended June 30, 2015:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

April 1, 2015 to April 30, 2015	1,038	$54.23	—	$203,396,655
May 1, 2015 to May 31, 2015	200,000	$52.30	200,000	$192,936,913
June 1, 2015 to June 30, 2015	785,645	$52.56	640,000	$159,525,939
	986,683	$52.51	840,000	$159,525,939

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, 840,000 shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 146,683 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2015.

Date:	August 7, 2015	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document