Form 10-Q
period 2015-09-30
VCA INC
filed 2015-11-06
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 80,641,801 shares as of November 2, 2015.

VCA Inc. and Subsidiaries
Form 10-Q
September 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$74,992	$81,383
Trade accounts receivable, less allowance for uncollectible accounts of $22,065 and $19,846 at September 30, 2015 and December 31, 2014, respectively	74,654	60,482
Inventory	51,597	56,050
Prepaid expenses and other	30,827	36,924
Deferred income taxes	30,329	30,331
Prepaid income taxes	—	18,277
Total current assets	262,399	283,447
Property and equipment, net	492,532	468,041
Goodwill	1,489,843	1,415,861
Other intangible assets, net	100,939	88,175
Notes receivable	2,345	2,807
Deferred financing costs, net	6,568	7,874
Other	76,564	65,815
Total assets	$2,431,190	$2,332,020
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$34,043	$19,356
Accounts payable	45,512	46,284
Accrued payroll and related liabilities	82,966	64,359
Income tax payable	1,827	—
Other accrued liabilities	75,179	67,219
Total current liabilities	239,527	197,218
Long-term debt, less current portion	847,112	775,412
Deferred income taxes	104,425	103,502
Other liabilities	31,969	33,190
Total liabilities	1,223,033	1,109,322
Commitments and contingencies
Redeemable noncontrolling interests	11,273	11,077
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 80,567 and 82,937 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	81	83
Additional paid-in capital	16,135	155,802
Retained earnings	1,211,612	1,064,158
Accumulated other comprehensive loss	(43,909)	(19,397)
Total VCA Inc. stockholders’ equity	1,183,919	1,200,646
Noncontrolling interests	12,965	10,975
Total equity	1,196,884	1,211,621
Total liabilities and equity	$2,431,190	$2,332,020

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$551,717	$499,577	$1,599,955	$1,438,556
Direct costs	414,051	375,820	1,207,580	1,092,933
Gross profit	137,666	123,757	392,375	345,623
Selling, general and administrative expense	44,860	42,792	133,743	124,163
Impairment of goodwill and other long-lived assets	—	27,019	—	27,019
Business interruption insurance gain	(4,523)	—	(4,523)	—
Net loss (gain) on sale or disposal of assets	250	470	(234)	(173)
Operating income	97,079	53,476	263,389	194,614
Interest expense, net	5,455	4,367	15,396	12,564
Debt retirement costs	—	1,709	—	1,709
Other expense	59	188	88	178
Income before provision for income taxes	91,565	47,212	247,905	180,163
Provision for income taxes	35,097	18,261	95,961	69,389
Net income	56,468	28,951	151,944	110,774
Net income attributable to noncontrolling interests	1,614	1,499	4,490	3,695
Net income attributable to VCA Inc.	$54,854	$27,452	$147,454	$107,079
Basic earnings per share	$0.68	$0.32	$1.80	$1.22
Diluted earnings per share	$0.67	$0.31	$1.78	$1.21
Weighted-average shares outstanding for basic earnings per share	80,815	86,274	81,700	87,543
Weighted-average shares outstanding for diluted earnings per share	81,795	87,360	82,744	88,665

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income(1)	$56,468	$28,951	$151,944	$110,774
Other comprehensive income:
Foreign currency translation adjustments	(14,005)	(6,207)	(25,274)	(6,919)
Other comprehensive loss	(14,005)	(6,207)	(25,274)	(6,919)
Total comprehensive income	42,463	22,744	126,670	103,855
Comprehensive income attributable to noncontrolling interests(1)	1,187	1,021	3,728	3,167
Comprehensive income attributable to VCA Inc.	$41,276	$21,723	$122,942	$100,688
____________________________

(1)
Includes approximately $2.5 million and $1.9 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2013	88,508	$89	$384,797	$928,720	$(6,190)	$10,200	$1,317,616
Net income (excludes $723 and $1,172 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	107,079	—	1,800	108,879
Other comprehensive loss (excludes $358 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(6,391)	(170)	(6,561)
Formation of noncontrolling interests	—	—	—	—	—	933	933
Distribution to noncontrolling interests	—	—	—	—	—	(1,627)	(1,627)
Purchase of noncontrolling interests	—	—	29	—	—	—	29
Share-based compensation	—	—	12,234	—	—	—	12,234
Issuance of common stock under stock incentive plans	614	—	926	—	—	—	926
Stock repurchases	(3,830)	(4)	(139,906)	—	—	—	(139,910)
Excess tax benefit from stock based compensation	—	—	3,808	—	—	—	3,808
Balances, September 30, 2014	85,292	$85	$261,888	$1,035,799	$(12,581)	$11,136	$1,296,327

Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621
Net income (excludes $1,392 and $1,088 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	147,454	—	2,010	149,464
Other comprehensive loss (excludes $338 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(24,512)	(424)	(24,936)
Formation of noncontrolling interests	—	—	—	—	—	2,661	2,661
Distribution to noncontrolling interests	—	—	—	—	—	(1,784)	(1,784)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	12,086	—	—	—	12,086
Issuance of common stock under stock incentive plans	633	1	1,570	—	—	—	1,571
Stock repurchases	(3,003)	(3)	(161,114)	—	—	—	(161,117)
Excess tax benefit from stock based compensation	—	—	8,008	—	—	—	8,008
Balances, September 30, 2015	80,567	$81	$16,135	$1,211,612	$(43,909)	$12,965	$1,196,884

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$151,944	$110,774
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	—	27,019
Depreciation and amortization	60,634	59,659
Amortization of debt issue costs	1,306	957
Provision for uncollectible accounts	6,723	4,388
Debt retirement costs	—	1,709
Net gain on sale or disposal of assets	(234)	(173)
Share-based compensation	12,086	12,234
Excess tax benefits from stock based compensation	(8,008)	(3,808)
Other	(431)	381
Changes in operating assets and liabilities:
Trade accounts receivable	(20,568)	(9,678)
Inventory, prepaid expenses and other assets	(931)	(8,233)
Accounts payable and other accrued liabilities	(2,451)	2,920
Accrued payroll and related liabilities	18,892	14,761
Income taxes	28,054	12,137
Net cash provided by operating activities	247,016	225,047
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(119,336)	(65,415)
Property and equipment additions	(61,470)	(50,093)
Proceeds from sale or disposal of assets	6,469	4,464
Other	(434)	(202)
Net cash used in investing activities	(174,771)	(111,246)
Cash flows from financing activities:
Repayment of long-term obligations	(20,174)	(563,976)
Proceeds from issuance of long-term obligations	—	600,000
Proceeds from revolving credit facility	97,000	—
Payment of financing costs	—	(7,987)
Distributions to noncontrolling interest partners	(3,810)	(3,577)
Purchase of noncontrolling interests	(1,493)	(326)
Proceeds from issuance of common stock under stock incentive plans	1,571	926
Excess tax benefits from stock based compensation	8,008	3,808
Stock repurchases	(161,117)	(139,910)
Other	2,210	(838)
Net cash used in financing activities	(77,805)	(111,880)
Effect of currency exchange rate changes on cash and cash equivalents	(831)	(443)
(Decrease) increase in cash and cash equivalents	(6,391)	1,478
Cash and cash equivalents at beginning of period	81,383	125,029
Cash and cash equivalents at end of period	$74,992	$126,507

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows - Continued (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$13,674	$10,633
Income taxes paid	$67,814	$57,108

Supplemental schedule of noncash investing and financing activities:
Detail of acquisitions:
Fair value of assets acquired and liabilities assumed	$138,160	$79,979
Fair value of pre-existing investment	—	(2,014)
Noncontrolling interest	—	(1,705)
Cash paid for acquisitions, net of acquired cash	(119,336)	(65,415)
Assumed debt	(12,402)	(4,483)
Contingent consideration	(476)	(2,531)
Holdbacks	(4,497)	(2,900)
Liabilities assumed	$1,449	$931

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2015
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
Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2015, we operated or managed 674 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2015, we operated 59 laboratories of various sizes located strategically throughout the United States and Canada.
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
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the service mark Camp Bow Wow®.  As of September 30, 2015, there were 128 Camp Bow Wow® franchise locations operating in 35 states and one Canadian province.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2015 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2014
Goodwill	$1,305,558	$97,535	$142,825	$1,545,918
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,305,558	97,535	12,768	1,415,861
Goodwill acquired	89,473	4,172	255	93,900
Foreign translation adjustment	(18,157)	(71)	—	(18,228)
Other (1)	(1,686)	(4)	—	(1,690)
Balance as of September 30, 2015
Goodwill	1,375,188	101,632	143,080	1,619,900
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,375,188	$101,632	$13,023	$1,489,843
 ____________________________

(1)	"Other" primarily includes write-offs related to the sale of three animal hospitals partially offset by measurement period adjustments.

Other Intangible Assets
Our acquisition related amortizable intangible assets at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$117,689	$(48,249)	$69,440	$101,056	$(45,295)	$55,761
Covenants not-to-compete	12,163	(4,818)	7,345	10,093	(4,422)	5,671
Favorable lease assets	9,451	(5,330)	4,121	9,576	(4,962)	4,614
Trademarks	12,691	(4,138)	8,553	13,503	(4,015)	9,488
Contracts	100	(36)	64	100	(11)	89
Technology	1,627	(670)	957	1,627	(414)	1,213
Franchise rights	11,730	(1,271)	10,459	11,730	(391)	11,339
Total	$165,451	$(64,512)	$100,939	$147,685	$(59,510)	$88,175

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Aggregate amortization expense	$5,811	$5,231	$17,195	$15,605
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2015 and each of the succeeding years thereafter, as of September 30, 2015, is as follows (in thousands):

Finite-lived intangible assets:
Remainder of 2015	$6,092
2016	22,584
2017	16,816
2018	13,421
2019	10,363
Thereafter	30,623
Total	$99,899
Indefinite-lived intangible assets:
Trademarks	1,040
Total intangible assets	$100,939

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014
Animal Hospitals:
Acquisitions	42	23
Acquisitions, merged	(4)	(4)
Sold, closed or merged	(7)	(6)
Net increase	31	13

Laboratories:
Acquisitions	1	—
Acquisitions, merged	(1)	—
New facilities	—	3
Net increase	—	3

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions
The purchase price allocations for some of the 2015 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals and the Abaxis Veterinary Reference Laboratory ("AVRL") acquired during the nine months ended September 30, 2015 and 2014, respectively, (in thousands):

	Nine Months Ended September 30,
	2015	2014
Consideration:
Cash, net of cash acquired	$119,036	$46,948
Assumed debt	12,402	4,160
Holdbacks	4,497	1,400
Earn-outs	476	721
Fair value of total consideration transferred	$136,411	$53,229

Allocation of the Purchase Price:
Tangible assets	$10,060	$2,317
Identifiable intangible assets (1)	34,130	8,176
Goodwill (2)	93,645	46,502
Other liabilities assumed	(1,424)	(47)
Fair value of assets acquired and liabilities assumed	$136,411	$56,948
Noncontrolling interest	—	(1,705)
Fair value of pre-existing investment	—	(2,014)
Total	$136,411	$53,229
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately twelve years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately thirteen years, nine years and five years, respectively.

(2)	We expect that $73.8 million and $36.6 million of the goodwill recorded for these acquisitions, as of September 30, 2015 and 2014, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of AVRL for total consideration of $21.0 million. At the time of the acquisition, we allocated the full purchase price of AVRL to goodwill. During the quarter ended June 30, 2015, the fair market value of identifiable intangible assets was finalized which resulted in a reclassification of the majority of the goodwill to these identifiable intangible assets. Of the goodwill recorded, $15.3 million was reclassified as customer relationships with an amortization period of 20 years. The purchase price allocation is pending the finalization of fixed asset valuations.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

4.	Acquisitions, continued

Camp Bow Wow

On August 15, 2014, we acquired 100% of D.O.G. Enterprises, LLC for $17.0 million in cash and contingent consideration of up to $3.0 million that may be earned over the next three years. Camp Bow Wow primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the service mark Camp Bow Wow®.  As of September 30, 2015, there were 128 Camp Bow Wow® franchise locations operating in 35 states and one Canadian province.

The following table summarizes the total purchase price and the final allocation of the purchase price (in thousands):

Consideration:
Cash, net of cash acquired	$15,174
Assumed debt	323
Holdbacks	1,500
Earn-outs	760
Fair value of total consideration transferred	$17,757

Allocation of the Purchase Price:
Tangible assets	$637
Identifiable intangible assets (1)	13,420
Goodwill (2)	4,219
Other liabilities assumed	(519)
Total	$17,757
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

(2)	As of September 30, 2015, we expect that the full amount of goodwill recorded for this acquisition will be deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Deferred revenue	$16,526	$14,304
Accrued health insurance	5,113	5,194
Deferred rent	4,702	4,535
Accrued other insurance	4,735	4,381
Miscellaneous accrued taxes(1)	4,446	3,025
Accrued accounting and legal fees	2,952	2,900
Accrued workers' compensation	5,856	2,781
Holdbacks and earn-outs	10,629	7,878
Customer deposits	2,129	2,229
Accrued consulting fees	3,655	3,172
Accrued lease payments	1,378	1,657
Other	13,058	15,163
	$75,179	$67,219
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations

Long-term obligations consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

		September 30, 2015	December 31, 2014
Senior term notes	Notes payable, maturing in 2019, secured by assets, variable interest rate (1.69% and 1.67% at September 30, 2015 and December 31, 2014, respectively)	592,500	600,000
Revolving credit	Revolving line of credit, maturing in 2019, secured by assets, variable interest rate (1.69% and 1.67% at September 30, 2015 and December 31, 2014, respectively)	232,000	135,000
Secured seller notes	Notes payable matures in 2015, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	824,730	735,230
	Capital lease obligations and other debt	56,425	59,538
		881,155	794,768
	Less — current portion	(34,043)	(19,356)
		$847,112	$775,412

Interest Rate. In general, borrowings under the Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 4, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 4, see table below) per annum

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

6.	Long-Term Obligations, continued

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended September 30, 2015, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

Maturity and Principal Payments. The senior term notes mature on August 27, 2019. Principal payments on the senior term notes of $7.5 million are due each calendar quarter from December 31, 2015 to and including June 30, 2017, $11.3 million are due each calendar quarter from September 30, 2017 to and including June 30, 2018 and $15.0 million are due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 27, 2019. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At September 30, 2015, we had borrowings of $232.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for the Senior Credit Facility (in thousands):

	2015	2016	2017	2018	2019
Senior term notes	$7,500	$30,000	$37,500	$52,500	$465,000
Revolving loans	—	—	—	—	232,000
	$7,500	$30,000	$37,500	$52,500	$697,000

Guarantees and Security. We and each of our wholly-owned domestic subsidiaries guarantee the outstanding indebtedness under the Senior Credit Facility. Any borrowings, along with the guarantees of the domestic subsidiaries, are further secured by a pledge of substantially all of our consolidated assets, including 65% of the voting equity and 100% of the non-voting equity interest in each of our foreign subsidiaries.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to VCA Inc.	$54,854	$27,452	$147,454	$107,079
Weighted-average common shares outstanding:
Basic	80,815	86,274	81,700	87,543
Effect of dilutive potential common shares:
Stock options	338	324	338	285
Non-vested shares and units	642	762	706	837
Diluted	81,795	87,360	82,744	88,665
Basic earnings per common share	$0.68	$0.32	$1.80	$1.22
Diluted earnings per common share	$0.67	$0.31	$1.78	$1.21

For the three months ended September 30, 2015 and 2014 there were no potential common shares excluded from the computation of diluted earnings per share.
For the nine months ended September 30, 2015, an immaterial amount of potential common shares were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the nine months ended September 30, 2014 there were no potential common shares excluded from the computation of diluted earnings per share.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

8.	Lines of Business

Our Animal Hospital and Laboratory business segments are each considered reportable segments in accordance with the FASB's guidance related to Segment Reporting. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in the “All Other” category are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, our Vetstreet business, which provides online and printed communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals, and our Camp Bow Wow business, which primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

8. Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended September 30, 2015
External revenue	$441,924	$84,129	$24,544	$—	$1,120	$551,717
Intercompany revenue	—	16,180	6,294	—	(22,474)	—
Total revenue	441,924	100,309	30,838	—	(21,354)	551,717
Direct costs	366,983	48,901	19,077	—	(20,910)	414,051
Gross profit	74,941	51,408	11,761	—	(444)	137,666
Selling, general and administrative expense	10,677	9,542	7,660	16,981	—	44,860
Operating income (loss) before sale or disposal of assets	64,264	41,866	4,101	(16,981)	(444)	92,806
Business interruption insurance gain	—	—	(4,523)	—	—	(4,523)
Net loss on sale or disposal of assets	175	—	72	3	—	250
Operating income (loss)	$64,089	$41,866	$8,552	$(16,984)	$(444)	$97,079
Depreciation and amortization	$16,520	$2,731	$1,181	$588	$(549)	$20,471
Property and equipment additions	$19,429	$5,735	$127	$2,773	$(1,115)	$26,949
Three Months Ended September 30, 2014
External revenue	$395,820	$77,394	$25,397	$—	$966	$499,577
Intercompany revenue	—	14,509	4,684	—	(19,193)	—
Total revenue	395,820	91,903	30,081	—	(18,227)	499,577
Direct costs	327,283	46,879	19,945	—	(18,287)	375,820
Gross profit	68,537	45,024	10,136	—	60	123,757
Selling, general and administrative expense	9,269	8,610	8,023	16,890	—	42,792
Operating income (loss) before sale or disposal of assets	59,268	36,414	2,113	(16,890)	60	80,965
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale or disposal of assets	598	7	—	(135)	—	470
Operating income (loss)	$58,670	$36,407	$(24,906)	$(16,755)	$60	$53,476
Depreciation and amortization	$15,201	$2,671	$1,781	$688	$(479)	$19,862
Property and equipment additions	$17,224	$2,391	$1,123	$2,025	$(649)	$22,114

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

8. Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Nine Months Ended September 30, 2015
External revenue	$1,270,326	$252,645	$73,895	$—	$3,089	$1,599,955
Intercompany revenue	—	47,858	19,839	—	(67,697)	—
Total revenue	1,270,326	300,503	93,734	—	(64,608)	1,599,955
Direct costs	1,066,516	144,410	59,160	—	(62,506)	1,207,580
Gross profit	203,810	156,093	34,574	—	(2,102)	392,375
Selling, general and administrative expense	32,351	27,894	24,088	49,410	—	133,743
Operating income (loss) before charges	171,459	128,199	10,486	(49,410)	(2,102)	258,632
Business interruption insurance gain	—	—	(4,523)	—	—	(4,523)
Net (gain) loss on sale or disposal of assets	(445)	41	92	78	—	(234)
Operating income (loss)	$171,904	$128,158	$14,917	$(49,488)	$(2,102)	$263,389
Depreciation and amortization	$49,032	$7,940	$3,509	$1,755	$(1,602)	$60,634
Property and equipment additions	$45,506	$11,813	$1,427	$5,349	$(2,625)	$61,470
Nine Months Ended September 30, 2014
External revenue	$1,134,184	$233,497	$68,055	$—	$2,820	$1,438,556
Intercompany revenue	—	42,895	13,859	—	(56,754)	—
Total revenue	1,134,184	276,392	81,914	—	(53,934)	1,438,556
Direct costs	953,511	139,245	54,161	—	(53,984)	1,092,933
Gross profit	180,673	137,147	27,753	—	50	345,623
Selling, general and administrative expense	28,261	24,909	23,782	47,211	—	124,163
Operating income (loss) before charges	152,412	112,238	3,971	(47,211)	50	221,460
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale or disposal of assets	1,180	(71)	(1,087)	(195)	—	(173)
Operating income (loss)	$151,232	$112,309	$(21,961)	$(47,016)	$50	$194,614
Depreciation and amortization	$45,053	$7,769	$5,921	$2,333	$(1,417)	$59,659
Property and equipment additions	$38,411	$5,676	$2,801	$4,769	$(1,564)	$50,093

At September 30, 2015
Total assets	$2,147,136	$304,807	$76,969	$391,471	$(489,193)	$2,431,190
At December 31, 2014
Total assets	$2,021,725	$258,550	$89,596	$270,414	$(308,265)	$2,332,020

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
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
In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements when taken as a whole. We recorded $3.1 million and $3.2 million in earn-out liabilities as of September 30, 2015 and December 31, 2014, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

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

On June 25, 2015, the Court entered an Order denying class certification to veterinary assistants who were allegedly not given proper meal or rest periods. The plaintiff continues to have a Private Attorney Generals Act ("PAGA") claim. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

9.	Commitments and Contingencies, continued

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of September 30, 2015, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed settlement remains subject to court approval and class notice administration before it will be effective.

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
September 30, 2015
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	$1,172
Redemption value change	315	1,487
Distribution to noncontrolling interests		(1,064)
Currency translation adjustment		(358)
Balance as of September 30, 2014		$9,420

Balance as of December 31, 2014		$9,405
Noncontrolling interest expense	$1,088
Redemption value change	1	1,089
Purchase of noncontrolling interests		(803)
Distribution to noncontrolling interests		(1,099)
Currency translation adjustment		(338)
Balance as of September 30, 2015		$8,254

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$10,678
Noncontrolling interest expense	$940
Redemption value change	(217)	723
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution to noncontrolling interests		(886)
Balance as of September 30, 2014		$11,014

Balance as of December 31, 2014		$11,077
Noncontrolling interest expense	$1,021
Redemption value change	371	1,392
Distribution to noncontrolling interests		(1,196)
Balance as of September 30, 2015		$11,273

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

11.	Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, “Inventory (Topic 330): “Simplifying the Measurement of Inventory,” which amends the guidelines for the measurement of inventory. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method, but do apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. Under the amendments, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted. We will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 - “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be implemented retrospectively. Early adoption is permitted for financial statements that have not been previously issued. Adoption of the new guidance will only affect the presentation of our consolidated balance sheets and will not have a significant impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 creating Accounting Standards Codification (ASC) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and create modifications to various other revenue accounting standards for specialized transactions and industries. The guidance in this update is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) that would remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, and improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

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

The updated guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Based on the Board’s approved decision on July 9, 2015 to defer the effective date by one year, public organizations may apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Additionally, the Board decided to permit both public and nonpublic organizations to adopt the new revenue standard early, but not before the original public organization effective date. Accordingly, we will adopt the new provisions of this

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2015
(Unaudited)

11.	Recent Accounting Pronouncements, continued

accounting standard at the beginning of fiscal year 2018. We will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements and evaluate the method of adoption we would apply.

12.     Subsequent Events

Sale of Majority Interest in Vetstreet

On November 2, 2015, we entered into an agreement pursuant to which a subsidiary of Henry Schein, Inc., provider of health care products and services to office-based dental, animal health and medical practitioners, will acquire a majority interest in our subsidiary, Vetstreet, Inc., a software as a service (SaaS) provider of marketing solutions and health information analytics to veterinary practices and animal health product manufacturers. Following the closing of the transaction, the subsidiary of Henry Schein, Inc., will own 80.1 percent of our Vetstreet business, with the remaining interest owned by us.

The transaction is currently expected to close in the first quarter of 2016.

Executive Stock Grant

During October 2015, our Board of Directors granted 159,971 shares of non-vested common stock to our executives. The awards granted to executive officers are subject to vesting based upon achievement of performance standards and continued service. The award will vest in equal annual installments over four years.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 6, 2015, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after November 6, 2015 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2015, our animal hospital network consisted of 674 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2015, our laboratory network consisted of 59 laboratories serving all 50 states and certain areas in Canada.

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
Executive Overview
During the three and nine months ended September 30, 2015, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 5.4% and 5.6% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 6.0% and 6.5% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Our consolidated operating income increased 81.5% and 35.3% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Our consolidated operating margin increased by 6.9% and 3.0% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, increased 14.7% and 16.4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating margins increased by 0.6% and 0.8% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Recent Developments

On November 2, 2015, we entered into an agreement pursuant to which a subsidiary of Henry Schein, Inc., provider of health care products and services to office-based dental, animal health and medical practitioners, will acquire a majority interest in our subsidiary, Vetstreet, Inc., a software as a service (SaaS) provider of marketing solutions and health information analytics to veterinary practices and animal health product manufacturers. Following the closing of the transaction, the subsidiary of Henry Schein, Inc., will own 80.1 percent of our Vetstreet business, with the remaining interest owned by us.

The transaction is currently expected to close in the first quarter of 2016. Refer to Note 12, Subsequent Events to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the nine months ended September 30, 2015, we acquired $90.3 million of annualized Animal Hospital revenue.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014
Animal Hospitals:
Beginning of period	643	609
Acquisitions	42	23
Acquisitions, merged	(4)	(4)
Sold, closed or merged	(7)	(6)
End of period	674	622

Laboratories:
Beginning of period	59	56
Acquisitions	1	—
Acquisitions, merged	(1)	—
New facilities	—	3
End of period	59	59

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2014 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this quarterly report on Form 10-Q for the period ended September 30, 2015.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 11, Recent Accounting Pronouncements to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Animal Hospital	80.1%	79.2%	79.4%	78.8%
Laboratory	18.2	18.4	18.8	19.2
All Other	5.6	6.0	5.9	5.7
Intercompany	(3.9)	(3.6)	(4.1)	(3.7)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	75.0	75.2	75.5	76.0
Gross profit	25.0	24.8	24.5	24.0
Selling, general and administrative expense	8.1	8.6	8.4	8.6
Impairment of goodwill and other long-lived assets	—	5.4	—	1.9
Business interruption insurance gain	(0.8)	—	(0.3)	—
Net loss (gain) on sale or disposal of assets	0.1	0.1	(0.1)	—
Operating income	17.6	10.7	16.5	13.5
Interest expense, net	1.0	0.9	1.0	0.9
Debt retirement costs	—	0.3	—	0.1
Income before provision for income taxes	16.6	9.5	15.5	12.5
Provision for income taxes	6.4	3.7	6.0	4.8
Net income	10.2	5.8	9.5	7.7
Net income attributable to noncontrolling interests	0.3	0.3	0.3	0.3
Net income attributable to VCA Inc.	9.9%	5.5%	9.2%	7.4%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$441,924	80.1%	$395,820	79.2%	11.6%	$1,270,326	79.4%	$1,134,184	78.8%	12.0%
Laboratory	100,309	18.2%	91,903	18.4%	9.1%	300,503	18.8%	276,392	19.2%	8.7%
All Other	30,838	5.6%	30,081	6.0%	2.5%	93,734	5.9%	81,914	5.7%	14.4%
Intercompany	(21,354)	(3.9)%	(18,227)	(3.6)%	(17.2)%	(64,608)	(4.1)%	(53,934)	(3.7)%	(19.8)%
Total revenue	$551,717	100.0%	$499,577	100.0%	10.4%	$1,599,955	100.0%	$1,438,556	100.0%	11.2%

Consolidated revenue increased $52.1 million and $161.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Increases in revenue attributable to revenue from animal hospitals acquired since the beginning of the comparable periods in the prior year were the largest factor contributing to our growth in revenues during the three and nine month periods ended September 30, 2015. Excluding the impact of acquisitions, revenue increased $13.6 million and $56.2 million for the three and nine months ended September 30, 2015, respectively, primarily due to organic growth in our Animal Hospital and Laboratory segments. The increases were partially offset by the impact of foreign currency translation. Our Animal Hospital same-store revenue increased 5.4% and 5.6% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue growth was 6.0% and 6.5% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$366,983	83.0%	$327,283	82.7%	12.1%	$1,066,516	84.0%	$953,511	84.1%	11.9%
Laboratory	48,901	48.8%	46,879	51.0%	4.3%	144,410	48.1%	139,245	50.4%	3.7%
All Other	19,077	61.9%	19,945	66.3%	(4.4)%	59,160	63.1%	54,161	66.1%	9.2%
Intercompany	(20,910)	(3.8)%	(18,287)	(3.7)%	(14.3)%	(62,506)	(3.9)%	(53,984)	(3.8)%	(15.8)%
Total direct costs	$414,051	75.0%	$375,820	75.2%	10.2%	$1,207,580	75.5%	$1,092,933	76.0%	10.5%

Consolidated direct costs increased $38.2 million and $114.6 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to animal hospitals acquired since the beginning of the comparable periods in the prior year. Excluding the impact of animal hospital acquisitions, the increase in direct costs was primarily due to compensation related costs, supplies, and rent, predominately in the animal hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$74,941	17.0%	$68,537	17.3%	9.3%	$203,810	16.0%	$180,673	15.9%	12.8%
Laboratory	51,408	51.2%	45,024	49.0%	14.2%	156,093	51.9%	137,147	49.6%	13.8%
All Other	11,761	38.1%	10,136	33.7%	16.0%	34,574	36.9%	27,753	33.9%	24.6%
Intercompany	(444)		60			(2,102)		50
Consolidated gross profit	$137,666	25.0%	$123,757	24.8%	11.2%	$392,375	24.5%	$345,623	24.0%	13.5%
Intangible asset amortization associated with acquisitions	5,750		5,166			17,013		15,406
Non-GAAP consolidated gross profit and Non-GAAP gross margin(1)	$143,416	26.0%	$128,923	25.8%	11.2%	$409,388	25.6%	$361,029	25.1%	13.4%
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

Consolidated gross profit increased $13.9 million and $46.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $14.5 million and $48.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increases in Non-GAAP consolidated gross profit were primarily attributable to organic revenue growth and increased gross margins in our Laboratory business segment. The increases in Non-GAAP consolidated gross profit also included $6.6 million and $17.5 million of gross profit related to acquisitions consummated since the beginning of the comparable periods in the prior year for the three and nine months ended September 30, 2015, respectively.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $46.1 million and $136.1 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Same-store facilities:
Orders (1)	2,318	2,281	1.6%	6,511	6,374	2.1%
Average revenue per order (2)	$177.91	$171.61	3.7%	$179.66	$173.74	3.4%
Same-store revenue (1)	$412,464	$391,416	5.4%	$1,169,740	$1,107,362	5.6%
Acquisitions	38,253	1,560		117,361	17,743
Closures	1	2,844		2,418	9,079
Net acquired revenue (3)	$38,254	$4,404		$119,779	$26,822
Foreign currency impact	(8,794)	—		(19,193)	—
Total	$441,924	$395,820	11.6%	$1,270,326	$1,134,184	12.0%
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

During the three and nine months ended September 30, 2015, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of an overall improvement in the United States economy during the quarter when compared to the prior year quarter and the impact of certain previously implemented marketing initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. During the three and nine months ended September 30, 2015, we experienced an increase in both the number of lower-priced orders and higher-priced orders.
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

Direct Costs

Animal Hospital direct costs increased $39.7 million for the three months ended September 30, 2015, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $23.4 million, supplies of $6.6 million, rent of $1.3 million and depreciation and amortization of $1.4 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related-costs and supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

Animal Hospital direct costs increased $113.0 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $65.0 million, supplies of $20.7 million, rent of $4.4 million and depreciation and amortization of $4.2 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. As mentioned above, the increases in compensation related-costs and supplies generally are related to revenue growth and acquisitions while the increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Gross profit	$74,941	$68,537	9.3%	$203,810	$180,673	12.8%
Intangible asset amortization associated with acquisitions	4,658	4,121		13,895	12,102
Non-GAAP gross profit(1)	$79,599	$72,658	9.6%	$217,705	$192,775	12.9%
Gross margin	17.0%	17.3%		16.0%	15.9%
Non-GAAP gross margin(1)	18.0%	18.4%		17.1%	17.0%

Same-store gross profit	$71,538	$68,594	4.3%	$194,654	$179,834	8.2%
Intangible asset amortization associated with acquisitions	3,378	4,089		9,879	11,579
Non-GAAP same-store gross profit(1)	$74,916	$72,683	3.1%	$204,533	$191,413	6.9%
Same-store gross margin	17.3%	17.5%		16.6%	16.2%
Non-GAAP same-store gross margin(1)	18.2%	18.6%		17.5%	17.3%
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

Consolidated Animal Hospital gross profit increased $6.4 million for the three months ended September 30, 2015, as compared to the same period in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $6.9 million for the three months ended September 30, 2015, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $4.2 million for the three months ended September 30, 2015 and same-store revenue growth.
Consolidated Animal Hospital gross profit increased $23.1 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $24.9 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to an increase in Animal Hospital same-store revenue growth combined with an increase in gross margin which increased as a result of leverage gained from higher same-store revenue and additional gross profit from acquired animal hospitals of $11.8 million for the nine months ended September 30, 2015.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue	$100,309	$91,903	9.1%	$300,503	$276,392	8.7%
Gross profit	$51,408	$45,024	14.2%	$156,093	$137,147	13.8%
Gross margin	51.2%	49.0%		51.9%	49.6%
Laboratory revenue increased $8.4 million and $24.1 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Internal growth:
Number of requisitions (1)	3,318	3,273	1.4%	10,046	9,883	1.6%
Average revenue per requisition (2)	$29.36	$28.08	4.6%	$29.31	$27.97	4.8%
Total internal revenue (1)	$97,413	$91,903	6.0%	$294,478	$276,392	6.5%
Acquired revenue (3)	2,896	—		6,025	—
Total	$100,309	$91,903	9.1%	$300,503	$276,392	8.7%
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

The increase in Laboratory revenue for the three and nine months ended September 30, 2015, as compared to the same periods in the prior year, was due to an increase in average revenue per requisition, primarily as a result of price increases in February 2015 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 51.2% and 51.9% for the three and nine months ended September 30, 2015, as compared to 49.0% and 49.6% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Intercompany Revenue
Laboratory revenue for the three and nine months ended September 30, 2015 included intercompany revenue of $16.2 million and $47.9 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $14.5 million and $42.9 million for the respective prior year periods. All Other revenue for the three and nine months ended September 30, 2015 included intercompany revenue of $6.3 million and $19.8 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $4.7 million and $13.9 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$10,677	2.4%	$9,269	2.3%	15.2%	$32,351	2.5%	$28,261	2.5%	14.5%
Laboratory	9,542	9.5%	8,610	9.4%	10.8%	27,894	9.3%	24,909	9.0%	12.0%
All Other	7,660	24.8%	8,023	26.7%	(4.5)%	24,088	25.7%	23,782	29.0%	1.3%
Corporate	16,981	3.1%	16,890	3.4%	0.5%	49,410	3.1%	47,211	3.3%	4.7%
Total SG&A	$44,860	8.1%	$42,792	8.6%	4.8%	$133,743	8.4%	$124,163	8.6%	7.7%
Consolidated SG&A expense increased $2.1 million for the three months ended September 30, 2015, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended September 30, 2015, was primarily due to increases in compensation related expenses at our Animal Hospital and Laboratory segments of $1.4 million and $0.2 million, respectively, related to increased headcount to support our growing operations. The remainder of the variance is attributable to All Other operating SG&A expense partially offset by cost reductions at Vetstreet.
Consolidated SG&A expense increased $9.6 million for the nine months ended September 30, 2015, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the nine months ended September 30, 2015, was primarily due to increases in compensation related expenses at our Animal Hospital and Laboratory segments of $3.8 million and $1.6 million, respectively. Increases in other SG&A expenses of $1.4 million at our Laboratory segment and $2.2 million in our Corporate expenses related to increased headcount to support our growing operations. The remainder of the variance is attributable to All Other operating SG&A expense partially offset by cost reductions at Vetstreet.

Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$64,089	14.5%	$58,670	14.8%	9.2%	$171,904	13.5%	$151,232	13.3%	13.7%
Laboratory	41,866	41.7%	36,407	39.6%	15.0%	128,158	42.6%	112,309	40.6%	14.1%
All Other	8,552	27.7%	(24,906)	(82.8)%	134.3%	14,917	15.9%	(21,961)	(26.8)%	167.9%
Corporate	(16,984)		(16,755)		(1.4)%	(49,488)		(47,016)		(5.3)%
Eliminations	(444)		60		(840.0)%	(2,102)		50		(4,304.0)%
Total GAAP consolidated operating income	$97,079	17.6%	$53,476	10.7%	81.5%	$263,389	16.5%	$194,614	13.5%	35.3%
Impairment of goodwill and other long-lived assets	—		27,019			—		27,019
Impact of business interruption insurance gain	(4,523)		—			(4,523)		—
Intangible asset amortization associated with acquisitions	5,811		5,231			17,195		15,605
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin(1)	$98,367	17.8%	$85,726	17.2%	14.7%	$276,061	17.3%	$237,238	16.5%	16.4%
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

Consolidated operating income increased by $43.6 million and $68.8 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, increased by $12.6 million and $38.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year. The increases in Non-GAAP consolidated operating income for the three and nine months ended September 30, 2015, were primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three and nine months ended September 30, 2015, amortization expenses associated with acquired intangible assets were $5.8 million and $17.2 million, respectively. For the three and nine months ended September 30, 2014, amortization expenses associated with acquired intangible assets were $5.2 million and $15.6 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense:
Senior term notes and revolver	$3,535	$2,704	$9,839	$7,781
Capital leases and other	1,513	1,363	4,351	3,937
Amortization of debt costs	436	353	1,307	958
Consolidated interest expense	5,484	4,420	15,497	12,676
Interest income	(29)	(53)	(101)	(112)
Total consolidated interest expense, net of interest income	$5,455	$4,367	$15,396	$12,564
The increase in consolidated net interest expense for the three and nine months ended September 30, 2015, as compared to the same period in the prior year, was primarily attributable to an increase in the weighted average debt balance of our senior term notes, revolver commitment fees, and amortized debt costs. The weighted average debt balance increased as a result of refinancing our senior credit facility and $232 million of additional borrowings from our revolving credit facility, of which $36 million were drawn during the three months ended September 30, 2015. Amortized debt costs also increased as a result of refinancing our senior credit facility.
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three and nine months ended September 30, 2015 was 39.0% and 39.4%, respectively, as compared to 39.1% for the year ended December 31, 2014.
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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended September 30, 2015 and September 30, 2014 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and consolidated operating income to Non-GAAP operating income.
Our Non-GAAP adjustments include the following:

•
Business interruption insurance gain - Our GAAP net income includes a $4.5 million gain related to business interruption insurance proceeds from the May 14, 2014 fire for the three and nine months ended September 30, 2015. There were no additional estimated losses recorded in connection with the May 14, 2014 fire damage of the Medical Technology headquarters in Carlsbad, California.

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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income	$54,854	$27,452	$147,454	$107,079
Impact of goodwill and other long-lived asset impairment adjustment	—	27,019	—	27,019
Impact of debt retirement cost adjustment	—	1,709	—	1,709
Impact of business interruption insurance gain	(4,523)	—	(4,523)	—
Intangible asset amortization associated with acquisitions	5,811	5,231	17,195	15,605
Tax benefit on above adjustments	(503)	(12,694)	(4,959)	(16,755)
Non-GAAP net income	$55,639	$48,717	$155,167	$134,657
Non-GAAP diluted earnings per share	$0.68	$0.56	$1.88	$1.52
Shares used for computing adjusted diluted earnings per share	81,795	87,360	82,744	88,665

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
At September 30, 2015, our consolidated cash and cash equivalents totaled $75.0 million, representing a decrease of $6.4 million, compared to December 31, 2014. Cash flows generated from operating activities totaled at $247.0 million for the nine months ended September 30, 2015, representing an increase of $22.0 million, compared to the nine months ended September 30, 2014.
At September 30, 2015, $16.8 million of the $75.0 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. In the future, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of September 30, 2015, we have access to $568 million under our revolving credit facility which allows us to maintain further operating and financial flexibility.

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
For the year ended December 31, 2015, we expect to spend $115 million to $135 million for the acquisition of independent animal hospitals. The ultimate number of acquisitions and cash used is largely dependent upon the attractiveness of the candidates and the strategic fit within our operations. For the nine months ended September 30, 2015, we spent $99.2 million in connection with the acquisition of 42 independent animal hospitals and $20.1 million in connection with the acquisition of certain assets of Abaxis Veterinary Reference Laboratory. In addition, we expect to spend approximately $95 million in 2015 for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which approximately $61.5 million had been expended at September 30, 2015.
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. The new plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended September 30, 2015, we repurchased an aggregate of 1,030,000 shares of common stock for $58.5 million under our new plan.
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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of September 30, 2015, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At September 30, 2015, we had an interest coverage ratio of 20.11 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the senior credit facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At September 30, 2015, we had a leverage ratio of 2.19 to 1.00, which was in compliance with the required ratio of no more than 4.25 to 1.00 from September 30, 2015 until December 31, 2015 as defined under the senior credit facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$247,016	$225,047
Investing activities	(174,771)	(111,246)
Financing activities	(77,805)	(111,880)
Effect of currency exchange rate changes on cash and cash equivalents	(831)	(443)
(Decrease) increase in cash and cash equivalents	(6,391)	1,478
Cash and cash equivalents at beginning of period	81,383	125,029
Cash and cash equivalents at end of period	$74,992	$126,507
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $22.0 million for the nine months ended September 30, 2015, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2015 included $151.9 million of net income, net non-cash expenses of $72.1 million and net cash provided as a result of changes in operating assets and liabilities of $23.0 million. The changes in operating assets and liabilities included a $28.1 million decrease in income taxes which consisted of a $26.2 million decrease in prepaid income taxes and a $1.8 million increase in income taxes payable, and an $18.9 million increase in accrued payroll and related liabilities. This is being partially offset by a $20.6 million increase in trade accounts receivable, a $2.5 decrease in accounts payable and other accrued liabilities and a $1.0 increase in inventory, prepaid expenses and other assets. The decreases in prepaid income taxes and income taxes payable and the increase in accrued payroll and related liabilities was primarily due to timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in our Laboratory business segment revenue as compared to the prior-year period, as well as increased revenue related to our Hospital segment. The decrease in accounts payable and other accrued liabilities is also a result of timing of payment obligations. The increase in inventory, prepaid expenses, and other assets was primarily due to increases in service agreements entered into by our Laboratory segment, and increased medical supplies in relation to the acquired hospitals in 2015, along with new product offerings. These increases are partially offset by the receipt of the insurance payment related to the May 2014 fire at our Medical Technology business and the depletion of certain products.

Net cash provided by operating activities increased by $6.0 million for the nine months ended September 30, 2014, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2014 included $110.8 million of net income, net non-cash expenses of $102.3 million and net cash provided as a result of changes in operating assets and liabilities of $11.9 million. The changes in operating assets and liabilities included a $14.8 million increase in accrued payroll and related liabilities, a $12.1 million decrease in prepaid income taxes, and a $2.9 million increase in accounts payable and accrued liabilities. These changes were offset by an $8.2 million increase in inventory, prepaid expenses and other assets, and a $9.7 million increase in trade accounts receivable. The increase in accrued payroll and related liabilities, the decrease in prepaid incomes taxes, and the increase in accounts payable and accrued liabilities are a result of timing of payment obligations. The increase in inventory, prepaid expenses and other assets is primarily due to increased medical supplies in relation to the acquired hospitals during 2014, and increased partner program funds provided for joint marketing initiatives used to promote certain products. The increase in trade accounts receivable is primarily due to the addition of new hospitals in 2014 as well as increased Antech revenue.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(119,336)	$(65,415)	$(53,921)	(1)
Property and equipment additions	(61,470)	(50,093)	(11,377)	(2)
Proceeds from sale or disposal of assets	6,469	4,464	2,005
Other	(434)	(202)	(232)
Net cash used in investing activities	$(174,771)	$(111,246)	$(63,525)
 ____________________________

(1)	The number of acquisitions will vary from period to period based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Financing Cash Flows:
Repayment of long-term obligations	$(20,174)	$(563,976)	$543,802	(1)
Proceeds from issuance of long-term obligations	—	600,000	(600,000)	(1)
Proceeds from revolving credit facility	97,000	—	97,000	(2)
Payment of financing costs	—	(7,987)	7,987	(1)
Distributions to noncontrolling interest partners	(3,810)	(3,577)	(233)
Purchase of noncontrolling interests	(1,493)	(326)	(1,167)	(3)
Proceeds from issuance of common stock under stock incentive plans	1,571	926	645
Excess tax benefits from stock based compensation	8,008	3,808	4,200	(4)
Stock repurchases	(161,117)	(139,910)	(21,207)	(5)
Other	2,210	(838)	3,048	(6)
Net cash used in financing activities	$(77,805)	$(111,880)	$34,075
____________________________

(1)
On August 27, 2014, we entered into a new senior credit facility which resulted in the payoff of our previous credit agreement in the amount of $533.2 million, proceeds of $600 million from the issuance of long-term obligations from our new senior term credit agreement, and payments of $8.0 million related to financing costs to creditors and third parties. Additionally, our principal payment obligations did not commence until September 2015. See Note 7, Long-term Obligations, in our 2014 Form 10-K for more details on the refinance of our senior credit facility.

(2)	The $97.0 million borrowed from our revolving credit facility in 2015 was used primarily to fund stock repurchases under our existing $400 million share repurchase authorization.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(4)
The amount of excess tax benefits varies from period to period based upon the volume of options exercised or number of shares vested, and the related stock price at the time these stock activities occur.

(5)
The cash paid for stock repurchases includes both the repurchase of our common shares, in accordance with our share repurchase program, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

(6)	In September 2015, we received $2.7 million in proceeds from the sale of a noncontrolling interest.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2014 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of September 30, 2015 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$824,730	$30,230	$82,500	$712,000	$—
Variable cash interest expense Term A(1)	50,321	13,776	25,869	10,676	—
	$875,051	$44,006	$108,369	$722,676	$—

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of September 30, 2015.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of September 30, 2015, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At September 30, 2015, we had $593 million in principal outstanding under our senior term notes and $232 million in borrowings outstanding under our revolving credit facility.
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
Other Debt and Capital Lease Obligations
At September 30, 2015, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $4.0 million and $52.6 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2015 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

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

On June 25, 2015, the Court entered an Order denying class certification to veterinary assistants who were allegedly not given proper meal or rest periods. The plaintiff continues to have a Private Attorney Generals Act ("PAGA") claim. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of September 30, 2015, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed settlement remains subject to court approval and class notice administration before it will be effective.

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

The following table provides information on shares of our common stock we repurchased during the quarter ended September 30, 2015:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

July 1, 2015 to July 31, 2015	220,000	$54.85	12,067,774	$147,458,165
August 1, 2015 to August 31, 2015	866,640	$57.20	49,572,431	$101,058,831
September 1, 2015 to September 30, 2015	50,260	$55.66	2,797,472	$101,058,831
	1,136,900	$56.68	64,437,677	$101,058,831

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, 1,030,000 shares were repurchased in the open market or in block trades pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 106,900 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2015.

Date:	November 6, 2015	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document