Form 10-K
period 2015-12-31
VCA INC
filed 2016-02-26
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2015, was approximately $4.3 billion, computed by reference to the price of $54.41 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2015 was 78,669,691 shares. Total common stock outstanding at February 22, 2016 was 80,765,877 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

VCA Inc. and Subsidiaries

PART I

ITEM 1.	BUSINESS

Company Overview

We are a leading national animal healthcare company operating in the United States and Canada. We provide veterinary services and diagnostic testing to support veterinary care, we sell diagnostic imaging equipment and other medical technology products and related services to the veterinary market.

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by nearly 3,000 veterinarians and had approximately 9.8 million patient visits in 2015.

Our network of veterinary diagnostic laboratories provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. Our network of veterinary diagnostic laboratories provides diagnostic testing for over 17,000 clients, which includes standard animal hospitals, large animal practices, universities and other government organizations.

Our Medical Technology business sells digital radiography, ultrasound imaging equipment, and other advanced imaging/diagnostic modalities, in addition provides education and training on the use of that equipment, and provides consulting and mobile imaging services.

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

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Company History

Our company was formed in 1986 as a Delaware corporation and has since established a position in the animal healthcare industry through both internal growth and by acquisitions. By 2011, we operated a total of 541 animal hospitals, 53 laboratories, a supplier of digital radiography and ultrasound imaging equipment and a provider of online communications, professional education and marketing solutions to the veterinary community. Subsequent to 2011, our company continued to grow by adding, additional laboratories, independent animal hospitals, animal hospital chains and other ancillary businesses, the following of which were noteworthy:

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

On December 31, 2015, our company sold substantially all of the assets of Vetstreet Inc., formerly known as MediMedia Animal Health LLC ("Vetstreet") to a subsidiary of Henry Schein, Inc..

•	Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business.

Industry Overview

According to American Pet Products Association, Inc’s. (“APPA”) 2015-2016 APPA National Pet Owners Survey, the United States population of companion animals is approximately 185 million, including about 164 million dogs and cats. APPA estimates that approximately $35 billion was spent in the United States on pets in 2015 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with approximately 80 million, or 65%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 54 million households owned at least one dog and 43 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2015, over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 53,000 veterinarians practicing at the end of 2015. We have estimated that there are over 26,000 companion animal hospitals operating at the end of 2015. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

Business Strategy

Our business strategy is to continue expanding our market leadership in animal healthcare through our Animal Hospital, Laboratory, Medical Technology and Camp Bow Wow operating segments. Key elements to our strategy include:

•
Capitalizing on our Leading Market Position to Generate Revenue Growth.    Our leading market position in the animal hospital, veterinary laboratory and pet services franchising markets positions us to capitalize on favorable growth trends in the animal healthcare industry. In our animal hospitals, we seek to generate revenue growth by capitalizing on the growing emphasis on pet health and wellness. In our laboratories, we seek to generate revenue growth by taking advantage of the growing number of outsourced diagnostic tests, the opportunities to expand the testing that we provide and by increasing our market share. We continually educate veterinarians on new and existing technologies and tests available to diagnose medical conditions. Further, we leverage the knowledge of our specialists by providing veterinarians with extensive client support in utilizing and understanding these diagnostic tests. Our Medical Technology business seeks to leverage our strengths in the broader veterinary markets by introducing technologies, products and services to the veterinary market. We seek to generate revenue growth by increasing our market share and educating veterinarians on better utilization of new and existing technologies. In our Camp Bow Wow business, we provide an all-day, full-service offering, including large outdoor and indoor play areas, spacious cabins, comfortable cots, live webcams and Certified Camp Counselors. More importantly, we provide assurance to owners that their pets will be in a safe, happy and loved environment. Our Home Buddies programs provide dog walking, pet sitting, in-home webcam rentals, pet waste cleanup and other ancillary services. Our Home Buddies programs provide reward-based dog training including obedience classes, private sessions and advanced behavior modification. We use certified trainers to help dogs deal with aggression towards people and other animals, fence fighting, leash reactivity and separation anxiety. We plan to leverage Camp Bow Wow's and VCA's existing customer bases and facilities to cross-promote VCA and Camp Bow Wow services.

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

•
Pursuing Selected Acquisitions.    The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our Animal Hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year. Our overall acquisition strategy involves the identification of high-quality practices in both domestic and international markets, where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing animal hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt.

Business Segments

We report our results of operations through two reportable segments: Animal Hospital and Laboratory. Our Medical Technology and Camp Bow Wow operating segments do not meet the materiality requirements to be presented as separate reportable segments. Accordingly, they are grouped into an “All Other” category.

Information regarding revenue and operating income, attributable to each of our reportable segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 15, Lines of Business, of our Notes to Consolidated Financial Statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2015, we operated or managed 682 animal hospitals serving 41 states and four Canadian provinces. Our Animal Hospital revenue accounted for 79% of total consolidated revenue in 2015, 2014 and 2013, respectively.

Services

In addition to general medical and surgical services, we offer specialized treatments for companion animals, including advanced diagnostic services, internal medicine, oncology, neurology, endocrinology, ophthalmology, dermatology and cardiology. We also provide pharmaceutical products for use in the delivery of treatments by our veterinarians and pet owners. Many of our animal hospitals offer additional services, including grooming, bathing and boarding. We also sell specialty pet products at our animal hospitals, including pet food, vitamins, therapeutic shampoos and conditioners, flea collars and sprays, and other accessory products. During 2014 we launched VCA CareClubTM as the pet healthcare solution for pet owners who want a comprehensive and affordable way to keep their pets as healthy and happy as possible through every stage of their lives. VCA CareClubTM is a membership program that covers all life stages and includes: convenient monthly payments, multiple visits to a VCA hospital each year, veterinarian-recommended vaccines, prevention and early detection tests of serious diseases and routine dental care. We believe this preventative and early detection wellness program offers our customers peace of mind knowing they are doing the best for their pet.

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

As of December 31, 2015, our network of freestanding, full-service animal hospitals had facilities located in the following states and four Canadian provinces:

California	120	Oklahoma	7
Texas*	49	Nevada	7
Washington*	36	Alaska	6
New York*	36	Hawaii	5
Florida	31	New Mexico	5
Massachusetts	28	New Hampshire*	5
Pennsylvania	25	Delaware	4
Colorado	21	Wisconsin	4
Illinois	20	Tennessee	4
Georgia	20	South Carolina	3
Virginia	19	Missouri	3
Arizona	17	Rhode Island*	3
Connecticut	16	Nebraska*	3
Oregon*	14	Utah	3
New Jersey*	13	Kansas*	2
Ohio	13	Kentucky	2
Indiana	12	Louisiana*	2
North Carolina*	12	Vermont	2
Michigan*	12	Alabama*	1
Maryland	11	West Virginia*	1
Minnesota*	9

Ontario, Canada*	32
Alberta, Canada*	26
British Columbia, Canada*	14
Quebec, Canada*	4

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

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 35 of our facilities, which train over 170 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 16% of total consolidated revenue in 2015, 2014 and 2013. We service a diverse customer base of over 17,000 clients including animal hospitals we operate.

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

Laboratory Network

At December 31, 2015, we operated 60 veterinary diagnostic laboratories. Our laboratory network includes:

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

In 2015, we derived approximately 87.4% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

Competition

The companion animal healthcare industry is highly competitive and subject to continual change in the manner in which services are delivered and providers are selected. We believe that the primary factors influencing a customer’s selection of an animal hospital are convenient location and hours, personal recommendations, reasonable fees and quality of care. Our primary competitors for our animal hospitals in most markets are individual practitioners or small, regional multi-clinic practices. In addition, some national companies in the pet care industry such as Banfield Pet Hospitals and National Veterinary Associates, are developing networks of animal hospitals in markets that include our animal hospitals. We also compete with sellers of pet-related products and diagnostic services delivered via the Internet.

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

At December 31, 2015, we provided management and administrative services to 198 animal hospitals in 15 states, and 76 animal hospitals in four Canadian provinces. In some cases, in addition to providing management and administrative services we may lease the veterinary facility and equipment to the veterinary practice. We consolidate these veterinary practices for financial reporting purposes. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that jurisdiction.

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

Employees

At December 31, 2015 we employed or managed on behalf of the professional corporations to which we provide services approximately 12,700 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

We believe that the frequency of visits to our animal hospitals is impacted by consumer spending habits, which are affected by a number of factors, including among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The United States and Canadian economies have undergone and may in the future undergo, significant volatility and disruption. Business and financial disruptions in the United States' and Canadian economies could have a material adverse effect on the demand for our services. In addition, economic concerns may cause some pet owners to elect to skip or defer visits to veterinary hospitals, affect their willingness to approve certain diagnostic tests, comply with a treatment plan, forgo expensive treatment options, defer treatment for their pets altogether or even own a pet. Additionally, the frequency of visits to our animal hospitals and the number of diagnostic tests performed by our laboratories may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, many pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet, resulting in a decline in demand for these products at our animal hospitals. All of the foregoing may result in a decrease in sales of our products and services, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The significant competition in the companion animal healthcare industry could result in a decrease in our prices, an increase in our acquisition costs, or a loss of market share, any of which materially affect our revenue and profitability.

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

Our ability to maintain or enhance our growth rates and profitability depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. If we are not able to implement or effectively execute on this strategy, our rate of growth or profitability may be negatively impacted. We currently have implemented several key initiatives in order to enhance our organic growth rates such as our Client Experience program, our Veterinarian Communication training and our VCA CareClubTM wellness plans. Our Animal Hospital same-store revenue, adjusted for differences in business days, has fluctuated between a decline of 0.7% and growth of 6.1% for 2011 through 2015. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 2.0% and 6.9% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

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

From time to time we experience shortages of skilled veterinarians in some specialties and some regional markets in which we operate animal hospitals which may require us to enhance wages and benefits to recruit and retain enough qualified veterinarians to adequately staff our animal hospitals. If our labor costs increase, we may not be able to raise our rates for our products and services to offset these increased costs. Our failure to recruit and retain qualified veterinarians, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Any failure in our information technology systems, disruption in our transportation network or failure to receive supplies could significantly increase testing turn-around time, reduce our production capacity and otherwise disrupt our operations.

Our Laboratory operations depend on the continued and uninterrupted performance of our information technology systems and transportation network, including third-party overnight delivery services on which we rely. Sustained system failures or interruption in our transportation network could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. We could lose customers and revenue as a result of a system or transportation network failure. In addition, any change in government regulation related to transportation samples or specimens could also have an impact on our business.

Our computer systems are vulnerable to damage or interruption from a variety of sources, including telecommunications failures, electricity brownouts or blackouts, malicious human acts and natural disasters. Moreover, despite network security measures, our servers are potentially vulnerable to digital break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2015, we acquired 55 animal hospitals. In 2014, we acquired 47 animal hospitals and Camp Bow Wow and in 2013, we acquired 20 animal hospitals and one laboratory. We expect to continue our animal hospital acquisition program and, if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and materially adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.

The growth in multi-clinic animal hospital organizations and buying consortiums has resulted in the increased dependence in our Laboratory and Medical Technology Divisions on a few large supply contracts, the loss of any one of which could have a material adverse impact on our laboratory business and results of operations.

An increasing percentage of veterinary hospitals in the U.S. are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Banfield Pet Hospital and National Veterinary Associates, each of which are currently customers of our laboratories. A similar trend exists in Canada and may in the future also develop in other international markets. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations.

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

We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Many foreign countries have adopted similar laws governing privacy. As we expand internationally, we will be subject to these laws and regulations, as well as to foreign intellectual property laws, laws regulating competition and other laws. There can be no assurance that we will not violate any applicable current or future foreign laws and regulations, which could result in fines and other penalties against us, litigation and/or regulatory action, damage our reputation and adversely affect our ability to successfully expand our business internationally, all of which could have a material adverse effect on our business, financial condition and operating results. In addition, various federal, state and foreign legislative and regulatory bodies may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and results of operations.

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2015, our consolidated balance sheet reflected $1.5 billion of goodwill and $97.4 million of other intangible assets, constituting a substantial portion of our total assets of $2.5 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as an operating expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense.

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

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2015, we provided management and administrative services to 198 animal hospitals in 15 states and 76 animal hospital in four Canadian provinces, under management agreements with these veterinary practices, including 49 practices in Texas, 36 in Washington, and 36 in New York. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

At December 31, 2015, we operated 76 animal hospitals and four laboratories in Canada. Transactions in those facilities are in Canadian dollars. Any strengthening of the rate of exchange for the U.S. dollar against the Canadian dollar adversely affects our results, as it reduces the dollar value of sales that are made in Canada and reduces the profits on products manufactured or sourced in U.S. dollars and exported to Canada. Approximately 8.2%, 8.2% and 7.3% of our consolidated revenue for each of the years ended December 31, 2015, 2014 and 2013 was derived from our operations in Canada. In the future, we may expand into other international markets. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot easily be predicted. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Our business, financial condition, and results of operations could be materially adversely affected by fluctuations in the exchange rate between international currencies and the U.S. dollar.

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

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 99,000 square feet of leased space. At February 26, 2016, we leased or owned facilities at 828 other locations that house our animal hospitals, laboratories, Medical Technology business, and Camp Bow Bow business. We own 171 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

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

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit, which stay remains in place.

If the stay is lifted, we intend to vigorously defend against the Bradsbery action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery

Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of December 31, 2015, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015. The proposed settlement remains subject to court approval and class notice administration before it will be effective. The Court is scheduled to hear a motion for final approval of the settlement on March 25, 2016.

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

	High	Low
Fiscal 2015 by Quarter
Fourth	$56.86	$51.88
Third	$62.45	$51.23
Second	$56.01	$49.38
First	$54.98	$47.55
Fiscal 2014 by Quarter
Fourth	$50.14	$36.80
Third	$42.14	$34.58
Second	$36.53	$29.36
First	$35.61	$30.30

At February 22, 2016, there were 303 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2010 to December 31, 2015. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index, the Russell 2000 Index, and our Peer Group. The comparison assumes $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
VCA Inc.	100.00	84.80	90.38	134.65	209.40	236.15
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group (1)	100.00	104.41	113.50	160.68	187.70	178.46
____________________________

(1)
Our Peer Group includes: C.R. Bard, Inc., Chipotle Mexican Grill, Inc., Chico's FAS, Inc., GNC Holdings, Inc., Guess?, Inc., HealthSouth Corporation, Hologic, Inc., Idexx Laboratories, Inc., Magellan Health Services, Inc., Mednax, Inc. and The Cheesecake Factory Incorporated.

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

The following table provides information on shares of our common stock we repurchased during the fourth quarter of 2015 (in thousands except average price paid per share data):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

October 1, 2015 to October 31, 2015	30,669	$54.02	—	$101,059
November 1, 2015 to November 30, 2015	26,760	$53.48	—	$101,059
December 1, 2015 to December 31, 2015	24,663	$54.98	—	$101,059
	82,092	$54.13	—	$101,059
____________________________

(1)	Information is based on settlement dates of repurchase transactions.

(2) Consists of shares of our common stock, par value $0.001 per share. Of these shares, none were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). The balance of the repurchases were related to 82,092 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

(3) The average price paid for shares repurchased under the Share Repurchase Program excludes commissions paid.

(4) In August 2014, our Board of Directors authorized a repurchase program to purchase up to $400 million in shares of our common stock in open market purchases or negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides our selected consolidated financial data as of and for each of the five-year periods ended December 31, 2015. The income statement, cash flow data, and other financial data for each of the three years ended December 31, 2015, and the balance sheet data as of December 31, 2015 and 2014 has been derived from our financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Income Statement Data:
Animal Hospital revenue (1)	$1,697,870	$1,514,878	$1,417,908	$1,331,314	$1,150,120
Laboratory revenue	393,900	360,396	344,831	327,801	316,797
All Other revenue	126,988	115,785	112,740	112,960	80,430
Intercompany revenue	(85,083)	(72,576)	(72,110)	(72,433)	(61,986)
Total revenue	2,133,675	1,918,483	1,803,369	1,699,642	1,485,361
Direct costs	1,623,604	1,473,842	1,393,989	1,324,668	1,146,904
Gross profit	510,071	444,641	409,380	374,974	338,457
Selling, general and administrative expense	183,995	171,506	157,911	157,155	121,112
Impairment of goodwill and other long-lived assets (2)	—	27,019	—	123,573	21,310
Business interruption insurance gain	(4,523)	—	—	—	—
Net loss (gain) on sale of assets	829	(1,152)	2,455	1,310	382
Operating income (2)	329,770	247,268	249,014	92,936	195,653
Interest expense, net	21,076	17,779	18,549	16,552	16,884
Debt retirement costs	—	1,709	—	—	2,764
Business combination adjustment gain	—	—	—	(5,719)	—
Other expense (income)	359	219	90	(488)	118
Gain on sale of business (3)	(43,306)	—	—	—	—
Income before provision for income taxes	351,641	227,561	230,375	82,591	175,887
Provision for income taxes (4)	135,543	86,878	87,453	31,875	76,027
Net income	216,098	140,683	142,922	50,716	99,860
Net income attributable to noncontrolling interests	5,049	5,245	5,411	5,165	4,455
Net income attributable to VCA Inc.	$211,049	$135,438	$137,511	$45,551	$95,405
Basic earnings per share	$2.59	$1.56	$1.55	$0.52	$1.10
Diluted earnings per share	$2.56	$1.54	$1.53	$0.51	$1.09
Weighted-average shares outstanding for basic earnings per share	81,443	86,656	88,621	87,681	86,606
Weighted-average shares outstanding for diluted earnings per share	82,414	87,825	89,663	88,671	87,394

	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except percentages)
Other Financial Data:
Consolidated gross margin	23.9%	23.2%	22.7%	22.1%	22.8%
Animal Hospital gross margin	15.6%	15.2%	14.7%	14.2%	15.6%
Laboratory gross margin	51.2%	48.8%	47.5%	46.3%	45.4%
All Other gross margin	36.8%	33.4%	34.2%	34.3%	26.1%
Consolidated operating margin (1)(2)	15.5%	12.9%	13.8%	5.5%	13.2%
Animal Hospital operating margin	13.0%	12.6%	12.1%	11.7%	13.5%
Laboratory operating margin	41.5%	39.5%	38.3%	37.3%	36.6%
All Other operating margin (2)	13.8%	(17.0)%	5.0%	(108.2)%	(24.2)%
Cash Flow Data:
Net cash provided by operating activities	$317,545	$270,210	$256,372	$237,253	$191,051
Net cash used in investing activities	$(203,652)	$(219,242)	$(126,731)	$(219,258)	$(271,310)
Net cash (used in) provided by financing activities	$(95,273)	$(93,765)	$(72,013)	$(13,514)	$47,004
Capital expenditures	$(95,234)	$(72,948)	$(73,270)	$(76,807)	$(63,485)
Balance Sheet Data (at period end):
Cash and cash equivalents	$98,888	$81,383	$125,029	$68,435	$63,651
Goodwill	$1,517,650	$1,415,861	$1,321,234	$1,281,590	$1,237,607
Total assets	$2,507,265	$2,301,689	$2,199,191	$2,059,360	$1,969,058
Long-term obligations	$872,474	$794,768	$619,645	$630,643	$618,853
Total VCA Inc. stockholders’ equity	$1,244,962	$1,200,646	$1,307,416	$1,183,503	$1,107,878
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

(3)	On December 31, 2015, we completed the sale of our wholly owned subsidiary, Vetstreet resulting in a gain of $43.3 million.

(4)	The 2015 provision for income taxes was impacted by the tax effect of the business interruption insurance gain and the gain on sale of our Vetstreet business.

The 2014, 2012 and 2011 provisions for income taxes were impacted by the tax effect of the impairment charges mentioned above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking information set forth in this annual report on Form 10-K is as of February 26, 2016, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the SEC after February 26, 2016, at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.

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

Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2015, our animal hospital network consisted of 682 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2015, our laboratory network consisted of 60 laboratories serving all 50 states and certain areas in Canada.

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

Executive Overview

During the year ended December 31, 2015, we experienced increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 6.1% in 2015 and 2.8%, in 2014. Our Laboratory internal revenue increased 6.9% in 2015 and 4.4% in 2014. Our consolidated operating income increased 33.4% in 2015 and decreased 0.7% in 2014. Our consolidated operating margin increased 260 basis points in 2015 and decreased 90 basis points in 2014. Excluding the impact of the adjustments detailed below under the caption, Operating Income, our Non-GAAP consolidated operating income increased 18.1% and 9.6% in 2015 and 2014, respectively, and our Non-GAAP consolidated operating margin increased 90 basis points and 50 basis points in 2015 and 2014, respectively. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.

Share Repurchase Program

In April 2013, our Board of Directors authorized a share repurchase program for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares. These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this report.

Sale of Vetstreet

On December 31, 2015 we completed the sale of our Vetstreet business, resulting in a gain of $43.3 million. Concurrent with the sale of substantially all of the assets of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business.

Acquisitions

Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2015, we acquired 55 independent animal hospitals with annualized revenue of $122.0 million.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For the Years Ended December 31,
	2015	2014	2013
Animal Hospitals:
Beginning of period	643	609	609
Acquisitions	55	47	20
Acquisitions, merged	(7)	(4)	(2)
Sold, closed or merged	(9)	(9)	(18)
End of period	682	643	609
Laboratories:
Beginning of period	59	56	55
Acquisitions	1	—	1
Acquisitions, merged	(1)	—	—
New facilities	1	3	—
End of period	60	59	56

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

Valuation of Goodwill and Other Long Lived Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2015 was $1.5 billion, consisting of $1.4 billion for our Animal Hospital reporting unit, $101.3 million for our Laboratory reporting unit, $8.2 million for our Medical Technology reporting unit and $6.1 million for our Camp Bow Wow reporting unit.

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

2015 Impairment Test
After completing our October 31, 2015 impairment test for each of our reporting units, we concluded that goodwill was not impaired for any of our reporting units. In addition, our Animal Hospital, Laboratory, Medical Technology and Camp Bow Wow reporting units were not at risk of failing step one of the goodwill impairment test. Our Laboratory reporting unit exceeded its carrying value by a substantial margin. We applied a hypothetical ten percent decrease to the fair values of all of our reporting units which would not have triggered additional impairment testing and analysis.
2014 Interim Impairment Review
As a result of an interim impairment review, we determined that goodwill related to our Vetstreet reporting unit was impaired. We determined that a write-down of goodwill and long-lived assets was necessary as Vetstreet's fiscal 2014 actual operating results, cash flow, and projections of future operating results and cash flow, were significantly lower than previously forecasted. Accordingly, we recorded a goodwill impairment charge in our Vetstreet reporting unit of $9.2 million, $6.2 million net of tax, for the quarter ended September 30, 2014.
2014 Qualitative Assessment
As of October 31, 2014, we evaluated our goodwill for impairment using the qualitative method. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net carrying values at that date. As such, we concluded that goodwill was not impaired for any of our reporting units. In making this determination, we considered several factors, including the following: (1) the amount by which the fair value of the Laboratory reporting segment exceeded its carrying value as of October 31, 2013, indicated that there would need to be a substantial deterioration of the business in order for there to be a potential impairment; (2) during the latter half of 2014, two large third-party animal hospital chain transactions occurred at high valuation multiples; (3) the carrying values of our reporting units as of October 31, 2014 compared favorably to the previously calculated fair values as of October 31, 2013; and (4) the pet care industry remained very strong.
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

First we identify potential impairment for any asset groups with a triggering event by estimating the aggregate projected undiscounted future cash flows associated with an asset or asset group and compare that amount with the carrying value of those assets. If the aggregate projected cash flow is greater than our carrying amount, there is no impairment and the second step is not needed.

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

There was no impairment charge recorded on our long-lived assets in either 2015 or 2013. In conjunction with our interim impairment review during the quarter ended September 30, 2014, we recorded a long-lived intangible asset impairment charge of $13.1 million, $8.0 million net of tax, related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts. Additionally, we recorded a long-lived tangible asset impairment charge of approximately $4.7 million, $2.8 million net of tax, also related to the aforementioned Vetstreet business.

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
Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2015, we have a net deferred tax liability of $131.5 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our income tax rate would cause us to increase our net deferred tax liability balance by $3.3 million with a corresponding charge to earnings.

We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes, which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2015 and 2014.

Recent Accounting Pronouncements Adopted

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to adopt the accounting standard in the fourth quarter of 2015. Prior periods in our Consolidated Financial Statements were retrospectively adjusted.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Animal Hospital	79.5%	79.0%	78.6%
Laboratory	18.5	18.8	19.1
All Other	6.0	6.0	6.3
Intercompany	(4.0)	(3.8)	(4.0)
Total revenue	100.0	100.0	100.0
Direct costs	76.1	76.8	77.3
Gross profit	23.9	23.2	22.7
Selling, general and administrative expense	8.6	9.0	8.8
Impairment of goodwill and other long-lived assets	—	1.4	—
Business interruption insurance gain	(0.2)	—	—
Net (gain) loss on sale or disposal of assets	—	(0.1)	0.1
Operating income	15.5	12.9	13.8
Interest expense, net	1.0	0.9	1.0
Debt retirement costs	—	0.1	—
Gain on sale of business	(2.0)	—	—
Income before provision for income taxes	16.5	11.9	12.8
Provision for income taxes	6.4	4.6	4.9
Net income	10.1	7.3	7.9
Net income attributable to noncontrolling interests	0.2	0.2	0.3
Net income attributable to VCA Inc.	9.9%	7.1%	7.6%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2015		2014		2013		% Change
	$	% of Total	$	% of Total	$	% of Total	2015	2014
Animal Hospital	$1,697,870	79.5%	$1,514,878	79.0%	$1,417,908	78.6%	12.1%	6.8%
Laboratory	393,900	18.5%	360,396	18.8%	344,831	19.1%	9.3%	4.5%
All Other	126,988	6.0%	115,785	6.0%	112,740	6.3%	9.7%	2.7%
Intercompany	(85,083)	(4.0)%	(72,576)	(3.8)%	(72,110)	(4.0)%	(17.2)%	(0.6)%
Total revenue	$2,133,675	100.0%	$1,918,483	100.0%	$1,803,369	100.0%	11.2%	6.4%

Consolidated revenue increased $215.2 million in 2015, as compared to 2014. The increase was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of acquisitions, revenue increased $78.6 million, primarily due to organic revenue growth in our Animal Hospital and Laboratory segments. The increase was partially offset by the impact of foreign currency translation and intercompany sales. Our Animal Hospital same-store revenue increased 6.1% in 2015. Our Laboratory internal revenue growth was 6.9% in 2015.

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
Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	For the Years Ended December 31,
	2015		2014		2013		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2015	2014
Animal Hospital	$1,433,535	84.4%	$1,284,077	84.8%	$1,208,781	85.3%	11.6%	6.2%
Laboratory	192,198	48.8%	184,588	51.2%	180,952	52.5%	4.1%	2.0%
All Other	80,286	63.2%	77,161	66.6%	74,139	65.8%	4.0%	4.1%
Intercompany	(82,415)	(3.9)%	(71,984)	(3.8)%	(69,883)	(3.9)%	(14.5)%	(3.0)%
Total direct costs	$1,623,604	76.1%	$1,473,842	76.8%	$1,393,989	77.3%	10.2%	5.7%

Consolidated direct costs increased $149.8 million and $79.9 million for the years ended 2015 and 2014, respectively. The increases were primarily attributable to compensation related costs, supplies and acquisitions, predominately in the animal hospital segment and discussed further under Segment Results.

Gross Profit

The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2015		2014		2013		% Change
	$	Gross Margin	$	Gross Margin	$	Gross Margin	2015	2014
Animal Hospital	$264,335	15.6%	$230,801	15.2%	$209,127	14.7%	14.5%	10.4%
Laboratory	201,702	51.2%	175,808	48.8%	163,879	47.5%	14.7%	7.3%
All Other	46,702	36.8%	38,624	33.4%	38,601	34.2%	20.9%	0.1%
Intercompany	(2,668)		(592)		(2,227)
Consolidated gross profit	$510,071	23.9%	$444,641	23.2%	$409,380	22.7%	14.7%	8.6%
Impact of inventory adjustment	—		—		(2,808)
Impact of rent expense adjustment	—		—		(1,396)
Impact of vacant property adjustment	—		—		2,046
Intangible asset amortization associated with acquisitions	23,153		20,780		20,753
Non-GAAP consolidated gross profit and Non-GAAP consolidated gross margin (1)	$533,224	25.0%	$465,421	24.3%	$427,975	23.7%	14.6%	8.7%
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

Consolidated gross profit increased $65.4 million in 2015, as compared to 2014. Non-GAAP consolidated gross profit, which excludes the impact of the adjustments detailed in the table above, increased $67.8 million in 2015, as compared to 2014. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins in our Animal Hospital and Laboratory business segments. The increase also included $26.2 million of gross profit related to the acquisitions consummated since the beginning of 2014.

Consolidated gross profit increased $35.3 million in 2014, as compared to 2013. Excluding the impact of the adjustments detailed in the table above, Non-GAAP consolidated gross profit increased $37.4 million in 2014, as compared to 2013. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins at our Animal Hospital and Laboratory business segments. The increase also included $12.9 million of gross profit related to the acquisitions consummated since the beginning of 2013.

Segment Results

Animal Hospital Segment

Revenue

Animal Hospital revenue increased $183.0 million in 2015, as compared to 2014 and $97.0 million in 2014, as compared to 2013. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2015 Comparative Analysis			2014 Comparative Analysis
	For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Animal Hospital Revenue:
Same-store facility:
Orders (1)	8,738	8,472	3.1%	8,003	8,011	(0.1)%
Average revenue per order (2)	$177.25	$172.38	2.8%	$177.18	$172.13	2.9%
Same-store revenue (1)	$1,548,798	$1,460,363	6.1%	$1,417,928	$1,378,997	2.8%
Foreign currency impact	(26,408)	—		(10,806)	—
Net acquired revenue (3)	175,480	54,515		107,756	38,911
Total	$1,697,870	$1,514,878	12.1%	$1,514,878	$1,417,908	6.8%
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

(3)
Net acquired revenue represents the revenue from those animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period in the prior year. Fluctuations in net acquired revenue occur due to the volume, size and timing of acquisitions and dispositions.

During the year ended December 31, 2015, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of an overall improvement in the economy during the year and the impact of certain previously implemented initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. For the year ended December 31, 2015, we experienced an increase in both the number of lower priced orders and higher priced orders.

Price increases as well as the mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in 2015 generally ranged between 4% and 6%.

Direct Costs
Animal Hospital direct costs increased $149.5 million for the year ended December 31, 2015, as compared to 2014. The increase was primarily due to an increase in compensation related expenses of $85.5 million, supplies of $26.3 million, rent of $5.6 million, and depreciation and amortization of $5.5 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related costs and supplies generally are related to overall revenue growth. The increase in rent and depreciation and amortization is primarily related to acquired animal hospitals.
Animal Hospital direct costs increased $75.3 million for the year ended December 31, 2014, as compared to 2013. The increase was primarily due to an increase in compensation related expenses of $46.6 million, supplies of $13.4 million and depreciation and amortization of $3.4 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related costs and supplies generally are related to overall revenue growth. The increase in depreciation and amortization is primarily related to acquired animal hospitals.
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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Gross profit	$264,335	$230,801	14.5%	$230,801	$209,127	10.4%
Impact of inventory adjustment	—	—		—	(2,808)
Impact of rent expense adjustment	—	—		—	(1,396)
Impact of vacant property adjustment	—	—		—	2,046
Intangible asset amortization associated with acquisitions	18,938	16,576		16,576	16,088
Non-GAAP gross profit (1)	$283,273	$247,377	14.5%	$247,377	$223,057	10.9%
Gross margin	15.6%	15.2%		15.2%	14.7%
Non-GAAP gross margin (1)	16.7%	16.3%		16.3%	15.7%

Same-store gross profit	251,625	227,844	10.4%	223,044	209,173	6.6%
Impact of inventory adjustment	—	—		—	(2,757)
Impact of rent expense adjustment	—	—		—	(1,396)
Impact of vacant property adjustment	—	—		—	1,662
Intangible asset amortization associated with acquisitions	12,853	15,242		12,649	14,937
Non-GAAP same-store gross profit (1)	$264,478	$243,086	8.8%	$235,693	$221,619	6.4%
Same-store gross margin	16.2%	15.6%		15.7%	15.2%
Non-GAAP same-store gross margin (1)	17.1%	16.6%		16.6%	16.1%
____________________________

(1)
Non-GAAP gross profit, Non-GAAP gross margin and the same measures expressed on a same store basis, are not measurements of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated Animal Hospital gross profit increased $33.5 million for the year ended December 31, 2015, as compared to 2014. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $35.9 million in 2015, as compared to 2014. The increase in Non-GAAP consolidated gross profit was primarily attributable to an increase in Animal Hospital same-store gross profit and an additional $17.3 million of adjusted gross profit from acquired animal hospitals, net of closures.

Consolidated Animal Hospital gross profit increased $21.7 million for the year ended December 31, 2014, as compared to 2013. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $24.3 million in 2014, as compared to 2013. The increase in Non-GAAP consolidated gross profit was primarily attributable to an increase in Animal Hospital same-store gross profit and an additional $11.6 million of adjusted gross profit from acquired animal hospitals, net of closures.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2015	2014	2013	2015	2014
Revenue	$393,900	$360,396	$344,831	9.3%	4.5%
Gross profit	$201,702	$175,808	$163,879	14.7%	7.3%
Gross margin	51.2%	48.8%	47.5%

Laboratory revenue increased $33.5 million in 2015, as compared to 2014 and $15.6 million in 2014, as compared to 2013. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2015 Comparative Analysis			2014 Comparative Analysis
	For the Years Ended December 31,
	2015	2014	% Change	2014	2013	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	13,105	12,794	2.4%	12,785	12,883	(0.8)%
Average revenue per requisition (2)	$29.40	$28.17	4.4%	$28.15	$26.77	5.2%
Total internal revenue(1)	$385,258	$360,396	6.9%	$359,903	$344,831	4.4%
Billing day adjustment	—	—		—	—
Acquired revenue (3)	8,642	—		493	—
Total	$393,900	$360,396	9.3%	$360,396	$344,831	4.5%
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

(3)
Acquired revenue in both the 2015 and 2014 Comparative Analyses represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.

The increase in Laboratory revenue for 2015 and 2014 in comparison to the prior year periods was largely due to an increase in average revenue per requisition, primarily as a result of price increases in February 2015 and 2014, respectively, as well as changes in product mix.

The increase in requisitions in 2015 in comparison to the prior year has been driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals. While these factors have resulted in significant increases in requisitions in the current year, the prior year decline in requisitions was driven by a combination of factors including the economic downturn, slow economic recovery and the effects of increased competition which negatively impacted requisitions in the prior year period.

We derive our laboratory revenue from services provided to over 17,000 independently owned animal hospitals. Shifts in the purchasing habits of any individual animal hospital or small group of animal hospitals is not material to our laboratory revenues. Other companies are developing networks of animal hospitals and shifts in the purchasing habits of these networks have the potential of a greater impact on our laboratory revenues.

Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct costs comprise all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

Our Laboratory gross margin increased to 51.2% in 2015, as compared to 48.8% in 2014. The improvement in gross margins is primarily attributable to leverage on labor, lab supplies and transportation costs.

Our Laboratory gross margin increased to 48.8% in 2014, as compared to 47.5% in 2013. The improvement in gross margins is primarily attributable to leverage on labor and transportation costs.

Intercompany Revenue

Laboratory revenue in 2015, 2014 and 2013, included intercompany revenue of $63.1 million, $56.6 million and $54.2 million, respectively, generated by providing laboratory services to our animal hospitals. All Other revenue in 2015, 2014 and 2013, included intercompany revenue of $26.1 million, $19.7 million and $21.1 million, respectively, generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our operating segments, all intercompany transactions are generally accounted for as if the transactions were with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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

The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2015		2014		2013		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2015	2014
Animal Hospital	$44,311	2.6%	$39,022	2.6%	$34,133	2.4%	13.6%	14.3%
Laboratory	38,075	9.7%	33,550	9.3%	31,915	9.3%	13.5%	5.1%
All Other	33,569	26.4%	33,456	28.9%	32,941	29.2%	0.3%	1.6%
Corporate	68,040	3.2%	65,478	3.4%	58,922	3.3%	3.9%	11.1%
Total SG&A	$183,995	8.6%	$171,506	9.0%	$157,911	8.8%	7.3%	8.6%

Consolidated SG&A expense increased $12.5 million in 2015, as compared to 2014. The increase in consolidated SG&A in 2015, as compared to 2014, was primarily due to an increase in compensation related expenses at our Corporate, Animal Hospital and Laboratory segments of $0.6 million, $5.3 million and $2.3 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. The increases were partially offset by a decrease in SG&A of $3.6 million at our Vetstreet business due to our cost containment efforts. The remainder of the variance is attributable to several individually immaterial items.

Consolidated SG&A expense increased $13.6 million in 2014, as compared to 2013. The increase in consolidated SG&A in 2014, as compared to 2013, was primarily due to an increase in compensation related expenses at our Corporate, Animal Hospital, Laboratory segments of $5.3 million, $3.6 million and $1.6 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. The increases were partially offset by a decrease in SG&A of $1.8 million at our Vetstreet business due to our cost containment efforts. The remainder of the variance is attributable to several individually immaterial items.

Operating Income

The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2015		2014		2013		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2015	2014
Animal Hospital	$220,579	13.0%	$190,306	12.6%	$172,141	12.1%	15.9%	10.6%
Laboratory	163,601	41.5%	142,346	39.5%	132,041	38.3%	14.9%	7.8%
All Other	17,574	13.8%	(19,650)	(17.0)%	5,653	5.0%	189.4%	(447.6)%
Corporate	(69,316)		(65,142)		(58,594)		(6.4)%	(11.2)%
Eliminations	(2,668)		(592)		(2,227)		(350.7)%	73.4%
Total GAAP consolidated operating income	$329,770	15.5%	$247,268	12.9%	$249,014	13.8%	33.4%	(0.7)%
Business interruption insurance gain	(4,523)		—		—
Impact of inventory adjustment	—		—		(2,808)
Impact of rent expense adjustment	—		—		(1,396)
Impact of vacant property adjustment	—		—		3,804
Impact of goodwill and other long-lived assets impairment	—		27,019		—
Intangible asset amortization associated with acquisitions	23,396		21,039		20,934
Non-GAAP consolidated operating income (1)	$348,643	16.3%	$295,326	15.4%	$269,548	14.9%	18.1%	9.6%
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

Consolidated operating income increased by $82.5 million in 2015, as compared to 2014. Excluding the impact of the adjustments detailed in the above table, consolidated operating income increased by $53.3 million primarily related to the improved results mentioned above in our Animal Hospital and Laboratory segments.

Consolidated operating income decreased by $1.7 million in 2014, as compared to 2013. Excluding the impact of the adjustments detailed in the above table, consolidated operating income increased by $25.8 million in 2014, as compared to 2013 related to the improved results mentioned above in our Animal Hospital and Laboratory segments.

Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the years ended 2015, 2014 and 2013, amortization expense associated with acquisitions was $23.4 million, $21.0 million, and $20.9 million, respectively.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Interest expense:
Senior term notes and revolving credit facility	$13,442	$10,730	$11,448
Capital leases and other	6,024	5,830	4,834
Amortization of debt costs	1,742	1,391	1,245
Non-GAAP interest expense (1)	21,208	17,951	17,527
Rent expense adjustment	—	—	1,401
Consolidated interest expense	21,208	17,951	18,928
Interest income	(132)	(172)	(379)
Total consolidated interest expense, net of interest income	$21,076	$17,779	$18,549
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

Consolidated net interest expense increased $3.3 million in 2015, as compared to 2014. The increase was primarily attributable to an increase in the weighted average debt balance of our senior credit facility, primarily related to an additional $97 million borrowed from our revolving credit facility during the year ended December 31, 2015, partially offset by a slight decline in our weighted average interest rates.

Consolidated net interest expense decreased $0.8 million in 2014, as compared to 2013. Excluding the impact of the adjustment in the table above, Non-GAAP net interest expense increased $0.6 million. The increase in Non-GAAP net interest expense was primarily attributable to new capital leases from animal hospitals acquired in 2014 and increases in amortized debt costs and bank administrative expenses related to the refinance of our senior credit facility. These increases in Non-GAAP net interest expense were partially offset by lower interest expense on our senior term notes. Interest expense on our senior term notes decreased due to a decline in year-over-year weighted average interest rates, which was primarily a result of improved interest rates under our senior credit facility due to more favorable leverage ratios. This effect was partially offset by an increase in the weighted average debt balance under our senior credit facility. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion.

Provision for Income Taxes

The effective tax rate of income attributable to VCA for 2015, 2014 and 2013 was 39.1%, 39.1% and 38.9%, respectively.

The effective tax rate for 2013 was lower than that of 2014 primarily due to a nondeductible charge related to goodwill impairment in 2014.

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

There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the years ended 2015, 2014 and 2013 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part II, Item 7 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and to consolidated operating income to Non-GAAP operating income.

Our Non-GAAP adjustments include the following:

•	Gain on sale of business - In 2015, we recognized a gain on sale of business of $43.3 million, related to the sale of our majority interest in our Vetstreet business.

•
Goodwill and other long-lived assets impairment - In 2014, we recognized a non-cash impairment charge of $27.0 million, related to the write-down of goodwill and other long-lived assets in our Vetstreet business.

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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	For the Years Ended December 31,
	2015	2014	2013
GAAP Net income	$211,049	$135,438	$137,511
Impact of goodwill and other long-lived assets impairment	—	27,019	—
Impact of business interruption gain	(4,523)
Impact of debt retirement costs	—	1,709	—
Impact of inventory adjustment	—	—	(2,808)
Impact of vacant property adjustment	—	—	3,804
Impact of gain on sale of business	(43,306)	—	—
Intangible asset amortization associated with acquisitions	23,396	21,039	20,934
Tax expense (benefit) on above adjustments	9,564	(18,882)	(8,584)
Non-GAAP Net income	$196,180	$166,323	$150,857
Non-GAAP diluted earnings per share	$2.38	$1.89	$1.68
Shares used for computing adjusted diluted earnings per share	82,414	87,825	89,663

Related Party Transactions

Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2015, 2014 and 2013. The amount paid by our company to Akin for these legal services was approximately $1.5 million, $0.9 million and $0.4 million in 2015, 2014 and 2013, respectively.

Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $6.0 million, $5.7 million and $13.0 million in 2015, 2014 and 2013, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) in the form of a promissory note. Our commitment under the revolving credit agreement is to loan up to $0.5 million, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2015, VetSource has no outstanding loans.

Transactions with Vetstreet

On December 31, 2015, our company sold substantially all of the assets of Vetstreet Inc., formerly known as MediMedia Animal Health LLC ("Vetstreet") to a subsidiary of Henry Schein, Inc.. Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business for $9.6 million, which will be accounted for under the equity method of accounting for investments in common stock.

Liquidity and Capital Resources

Introduction

We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, (iii) proceeds received from the sale of our imaging equipment and other related services. In addition, in 2013, 2014 and 2015, we generated cash from payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures, acquisitions, and share repurchases. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.

We manage our cash, investments and capital structure so that we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.

At December 31, 2015, our consolidated cash and cash equivalents totaled $98.9 million, representing a increase of $17.5 million as compared to the prior year. Cash flows generated from operating activities totaled $317.5 million in 2015, representing an increase of $47.3 million as compared to the prior year.

At December 31, 2015, $13.8 million of the $98.9 million of cash and cash equivalents was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally-generated cash flows. In the future, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of December 31, 2015, we have access to $568 million under our revolving credit facility which allows us to maintain further operating and financial flexibility. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion.

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
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program. The plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. For the year ended December 31, 2015, we repurchased an aggregate of 2,720,000 shares of common stock for $145.7 million under our plan.

In 2016, we expect to spend approximately $105 million for both property and equipment additions and capital costs necessary to maintain our existing facilities.

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

We are unable to project with certainty whether our long-term cash flow from operations will be sufficient to repay our long-term debt when it comes due. If this cash flow is insufficient, we expect that we will need to refinance such indebtedness, amend its terms to extend maturity dates, or issue common stock in our company. Our management cannot make any assurances that such refinancing or amendments, if necessary, will be available on attractive terms, if at all.

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of December 31, 2015, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.

At December 31, 2015, we had an interest coverage ratio of 20.57 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2015, we had a leverage ratio of 2.07 to 1.00, which was in compliance with the required ratio of no more than 4.25 to 1.00 from June 30, 2015 through December 31, 2015 as defined under the senior credit facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$317,545	$270,210	$256,372
Investing activities	(203,652)	(219,242)	(126,731)
Financing activities	(95,273)	(93,765)	(72,013)
Effect of currency exchange rate changes on cash and cash equivalents	(1,115)	(849)	(1,034)
Increase (decrease) in cash and cash equivalents	17,505	(43,646)	56,594
Cash and cash equivalents at beginning of year	81,383	125,029	68,435
Cash and cash equivalents at end of year	$98,888	$81,383	$125,029

Cash Flows from Operating Activities

Net cash provided by operating activities increased $47.3 million in 2015, as compared to 2014. Operating cash flow for the year ended December 31, 2015 included $216.1 million of net income and net non-cash expenses of $113.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $12.0 million. The changes in operating assets and liabilities primarily included a $28.7 million increase in trade accounts receivable, and a $9.7 million increase in inventory, prepaid expenses and other assets, partially offset by an $11.3 million increase in accrued payroll and related liabilities, a $10.8 million increase in accounts payable and other accrued liabilities and accrued interest, and a $4.3 million decrease in prepaid income taxes. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments as compared to the prior-year period. The increase in inventory, prepaid expenses and other assets was primarily due to increased service agreements entered into by our Laboratory segment. The increase is partially offset due to the receipt of an insurance payment related to the May 2014 fire at our Medical Technology business, and the depletion of certain products. The increases in accrued payroll and related liabilities and accounts payable and other accrued liabilities, and the decrease in prepaid income taxes were primarily due to the timing of payment obligations.

Net cash provided by operating activities increased $13.8 million in 2014, as compared to 2013. Operating cash flow for the year ended December 31, 2014 included $140.7 million of net income and net non-cash expenses of $135.0 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $5.5 million. The changes in operating assets and liabilities primarily included a $22.9 million increase in inventory, prepaid expenses and other assets, and a $3.9 million increase in net, trade accounts receivable, primarily offset by an $11.6 million increase in accounts payable and other accrued liabilities and accrued interest, a $6.8 million increase in accrued payroll and related liabilities, and a $3.0 million decrease in prepaid incomes taxes. The increase in inventory, prepaid expenses and other assets is primarily due to increased medical supplies in relation to the acquired hospitals in 2014, along with new product offerings, an increase in the accruals for partner program receivables, the addition of new wellness plan receivables which are collected through equal monthly payments rather than payment in full at the time of services, as well as an $8.0 million receivable from insurance recoveries in connection with the May 2014 fire at our Medical Technology business. The increase in net, trade accounts receivable was primarily due to the addition of new hospitals in 2014, as well as increased Antech revenue. The increases in accounts payable and other accrued liabilities, accrued payroll and related liabilities, and the decrease in prepaid income taxes was primarily due to the timing of payment obligations.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2015	2014	2013	2015	2014
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories (1)	$(151,586)	$(131,821)	$(58,016)	$(19,765)	$(73,805)
Acquisition of Camp Bow Wow	—	(15,686)	—	15,686	(15,686)
Total business acquisitions, net of cash acquired (1)	(151,586)	(147,507)	(58,016)	(4,079)	(89,491)
Investment in Vetstreet, Inc. (2)	(9,552)	—	—	(9,552)	—
Property and equipment additions (3)	(95,234)	(72,948)	(73,270)	(22,286)	322
Proceeds from sale or disposal of assets (4)	6,762	3,904	7,096	2,858	(3,192)
Proceeds from sale of business (5)	48,000	—	—	48,000	—
Other	(2,042)	(2,691)	(2,541)	649	(150)
Net cash used in investing activities	$(203,652)	$(219,242)	$(126,731)	$15,590	$(92,511)
____________________________

(1)	The number of acquisitions will vary from year-to-year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	Concurrent with the sale of substantially all of the assets of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business.

(3)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(4)	The proceeds from the sale or disposal of assets in 2014 primarily relate to the insurance recovery received on assets from our Medical Technology business that were destroyed by fire.

The proceeds from the sale or disposal of assets in 2013 primarily relate to the sale of our previous West Los Angeles location.

(5)	The proceeds from the sale of business in 2015 relate to the sale of our wholly-owned subsidiary, Vetstreet on December 31, 2015.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2015	2014	2013	2015	2014
Financing Cash Flows:
Repayment of long-term obligations (1)	$(35,017)	$(568,011)	$(41,129)	$532,994	$(526,882)
Proceeds from the issuance of long-term obligations (1)	—	600,000	—	(600,000)	600,000
Proceeds from revolving credit facility (2)	97,000	135,000	—	(38,000)	135,000
Payment of financing costs (1)	—	(7,987)	—	7,987	(7,987)
Distributions to noncontrolling interest partners	(4,962)	(5,009)	(4,866)	47	(143)
Purchase of noncontrolling interests (3)	(2,500)	(326)	(6,581)	(2,174)	6,255
Proceeds from issuance of common stock under stock incentive plans (4)	2,683	2,859	17,233	(176)	(14,374)
Excess tax benefits from stock based compensation (5)	11,089	6,241	3,446	4,848	2,795
Stock repurchases (6)	(165,607)	(255,108)	(39,367)	89,501	(215,741)
Other (7)	2,041	(1,424)	(749)	3,465	(675)
Net cash used in financing activities	$(95,273)	$(93,765)	$(72,013)	$(1,508)	$(21,752)
____________________________

(1)
In August 2014, we entered into a new senior credit facility which resulted in the payoff of our previous credit agreement in the amount of $533.2 million, proceeds of $600.0 million from the issuance of new long-term obligations, and payments of $8.0 million related to financing costs to creditors and third parties. See Note 7, Long-term Obligations, for more details on the refinance of our senior credit facility.

(2)	Our share repurchases were partially funded by our revolving credit facility which declined for the year ended December 31, 2015 and increased for the year ended December 31, 2014.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(4)	The proceeds from the issuance of stock under stock option plans decreased in 2014 as there were more exercises in 2013 as options were near expiration.

(5)
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

(7)	In September 2015, we received $2.7 million in proceeds from the sale of a noncontrolling interest.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2015 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$817,230	$30,230	$90,000	$697,000	$—
Capital lease obligations	55,244	3,393	6,890	6,870	38,091
Operating leases	1,196,248	79,332	156,474	146,705	813,737
Fixed cash interest expense	38,227	4,450	8,002	5,645	20,130
Variable cash interest expense Term A(1)	46,692	13,609	25,445	7,638	—
Purchase obligations(2)	29,975	14,231	12,521	3,223	—
Other long-term liabilities(3)	38,822	4,267	7,759	6,395	20,401
Earn-out payments(4)	5,855	2,983	2,572	100	200
	$2,228,293	$152,495	$309,663	$873,576	$892,559
____________________________

(1)	The interest payments on our variable-rate senior term notes and revolving credit facility are based on rates effective as of December 31, 2015.

(2)	Purchase obligations consist primarily of supply purchase agreements related to our Medical Technology and animal hospital businesses and construction contracts primarily for our animal hospitals.

(3)	Includes future payments under our SERP, Consulting Agreements and Mandatorily Redeemable Partnership Interests.

(4)	Represents contractual arrangements whereby additional cash may be paid to former owners of acquired businesses upon attainment of specified performance targets.

Off-Balance Sheet Financing Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2015, we do not have any off-balance sheet financing arrangements.

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

At December 31, 2015, we had $585.0 million in principal outstanding under our senior term notes and $232.0 million in borrowings outstanding under our revolving credit facility.

The senior term notes and the revolving credit facility mature in August 2019.

Other Debt and Capital Lease Obligations

At December 31, 2015, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $3.6 million and $51.9 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2016 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2015, under our senior credit facility we had borrowings of $585.0 million in senior term notes and $232.0 million in borrowings outstanding under our Revolving Credit Facility with fluctuating interest rates based on market benchmarks such as the Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. Given the fact that interest rates have been declining for the past few years, as of December 31, 2015, we had no interest rate swap agreements. In the future, we may enter into interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.

If the Eurodollar rate increases or decreases 1% from December 31, 2015, the additional annual interest expense or savings would amount to $8.1 million.

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2015. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

February 26, 2016

/s/ ROBERT L. ANTIN
Robert L. Antin Chairman of the Board, President and Chief Executive Officer

/s/ TOMAS W. FULLER
Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VCA Inc.:

We have audited the accompanying consolidated balance sheets of VCA Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of VCA Inc. as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of VCA Inc.

/s/    KPMG LLP

Los Angeles, California
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VCA Inc.:

We have audited VCA Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCA Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, VCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the related financial statement schedules, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/    KPMG LLP
Los Angeles, California
February 26, 2016

VCA Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$98,888	$81,383
Trade accounts receivable, less allowance for uncollectible accounts of $21,775 and $19,846 at December 31, 2015 and 2014, respectively	76,634	60,482
Inventory	51,523	56,050
Prepaid expenses and other	30,521	36,924
Prepaid income taxes	24,598	18,277
Total current assets	282,164	253,116
Property and equipment, net	507,753	468,041
Goodwill	1,517,650	1,415,861
Other intangible assets, net	97,377	88,175
Notes receivable	2,194	2,807
Deferred financing costs, net	6,133	7,874
Other	93,994	65,815
Total assets	$2,507,265	$2,301,689
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$33,623	$19,356
Accounts payable	52,337	46,284
Accrued payroll and related liabilities	75,519	64,359
Other accrued liabilities	70,828	67,219
Total current liabilities	232,307	197,218
Long-term debt, less current portion	838,851	775,412
Deferred income taxes	131,478	73,171
Other liabilities	36,084	33,190
Total liabilities	1,238,720	1,078,991
Commitments and contingencies
Redeemable noncontrolling interests	11,511	11,077
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 80,764 and 82,937 shares outstanding as of December 31, 2015 and 2014, respectively	81	83
Additional paid-in capital	19,708	155,802
Retained earnings	1,275,207	1,064,158
Accumulated other comprehensive loss	(50,034)	(19,397)
Total VCA Inc. stockholders’ equity	1,244,962	1,200,646
Noncontrolling interests	12,072	10,975
Total equity	1,257,034	1,211,621
Total liabilities and equity	$2,507,265	$2,301,689

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenue	$2,133,675	$1,918,483	$1,803,369
Direct costs	1,623,604	1,473,842	1,393,989
Gross profit	510,071	444,641	409,380
Selling, general and administrative expense	183,995	171,506	157,911
Impairment of goodwill and other long-lived assets	—	27,019	—
Business interruption insurance gain	(4,523)	—	—
Net loss (gain) on sale or disposal of assets	829	(1,152)	2,455
Operating income	329,770	247,268	249,014
Interest expense	21,208	17,951	18,928
Interest income	(132)	(172)	(379)
Debt retirement costs	—	1,709	—
Other expense	359	219	90
Gain on sale of business	(43,306)	—	—
Income before provision for income taxes	351,641	227,561	230,375
Provision for income taxes	135,543	86,878	87,453
Net income	216,098	140,683	142,922
Net income attributable to noncontrolling interests	5,049	5,245	5,411
Net income attributable to VCA Inc.	$211,049	$135,438	$137,511
Basic earnings per share	$2.59	$1.56	$1.55
Diluted earnings per share	$2.56	$1.54	$1.53
Weighted-average shares outstanding for basic earnings per share	81,443	86,656	88,621
Weighted-average shares outstanding for diluted earnings per share	82,414	87,825	89,663

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income (1)	$216,098	$140,683	$142,922
Other comprehensive income:
Foreign currency translation adjustments	(31,599)	(13,963)	(7,999)
Other comprehensive loss	(31,599)	(13,963)	(7,999)
Total comprehensive income	184,499	126,720	134,923
Comprehensive income attributable to noncontrolling interests (1)	4,087	4,489	5,449
Comprehensive income attributable to VCA Inc.	$180,412	$122,231	$129,474
____________________________

(1)	Includes $2.4 million, $2.4 million and $3.3 million for 2015, 2014 and 2013, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2012	88,372	$88	$390,359	$791,209	$1,847	$10,890	$1,194,393
Net income (excludes $1,233 and $2,003 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	137,511	—	2,175	139,686
Other comprehensive loss (excludes $44 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(8,037)	(6)	(8,043)
Formation of noncontrolling interest	—	—		—	—	3,336	3,336
Distribution to noncontrolling interests	—	—	—	—	—	(1,886)	(1,886)
Purchase of noncontrolling interests	—	—	(785)	—	—	(4,309)	(5,094)
Share-based compensation	—	—	14,104	—	—	—	14,104
Issuance of common stock under stock incentive plans	1,559	2	17,231	—	—	—	17,233
Stock repurchases	(1,423)	(1)	(39,366)	—	—	—	(39,367)
Excess tax benefit from stock based compensation	—	—	3,446	—	—	—	3,446
Tax shortfall and other from stock options and awards	—	—	(268)	—	—	—	(268)
Other	—	—	76	—	—	—	76
Balances, December 31, 2013	88,508	89	384,797	928,720	(6,190)	10,200	1,317,616
Net income (excludes $1,210 and $1,625 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	135,438	—	2,410	137,848
Other comprehensive loss (excludes $469 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(13,207)	(287)	(13,494)
Formation of noncontrolling interest	—	—	—	—	—	933	933
Distribution to noncontrolling interests	—	—	—	—	—	(2,281)	(2,281)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	17,200	—	—	—	17,200
Issuance of common stock under stock incentive plans	881	—	2,859	—	—	—	2,859
Stock repurchases	(6,452)	(6)	(255,102)	—	—	—	(255,108)
Excess tax benefit from stock based compensation	—	—	6,241	—	—	—	6,241
Tax shortfall and other from stock options and awards	—	—	(223)	—	—	—	(223)
Balances, December 31, 2014	82,937	83	155,802	1,064,158	(19,397)	10,975	1,211,621
Net income (excludes $958 and $1,447 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	211,049	—	2,644	213,693
Other comprehensive loss (excludes $440 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(30,637)	(522)	(31,159)
Formation of noncontrolling interests	—	—	—	—	—	1,916	1,916
Distribution to noncontrolling interests	—	—	—	—	—	(2,468)	(2,468)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	16,264	—	—	—	16,264
Issuance of common stock under stock incentive plans	911	1	2,682	—	—	—	2,683
Stock repurchases	(3,084)	(3)	(165,604)	—	—	—	(165,607)
Excess tax benefit from stock based compensation	—	—	11,089	—	—	—	11,089
Tax shortfall and other from stock options and awards	—	—	(308)	—	—	—	(308)
Balances, December 31, 2015	80,764	$81	$19,708	$1,275,207	$(50,034)	$12,072	$1,257,034

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$216,098	$140,683	$142,922
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	—	27,019	—
Gain on sale of business	(43,306)	—	—
Depreciation and amortization	81,688	79,427	77,409
Amortization of debt issue costs	1,741	1,391	1,245
Provision for uncollectible accounts	8,401	6,248	7,360
Debt retirement costs	—	1,709	—
Net loss (gain) on sale or disposal of assets	829	(1,152)	2,455
Share-based compensation	16,264	17,200	14,104
Deferred income taxes	56,722	8,853	18,064
Excess tax benefits from stock based compensation	(11,089)	(6,241)	(3,446)
Other	2,159	531	(377)
Changes in operating assets and liabilities:
Trade accounts receivable	(28,720)	(3,900)	(11,048)
Inventory, prepaid expenses and other assets	(9,716)	(22,897)	(7,134)
Accounts payable and other accrued liabilities	10,812	11,597	557
Accrued payroll and related liabilities	11,323	6,782	6,502
Income taxes	4,339	2,960	7,759
Net cash provided by operating activities	317,545	270,210	256,372
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(151,586)	(147,507)	(58,016)
Investment in Vetstreet Inc.	(9,552)	—	—
Property and equipment additions	(95,234)	(72,948)	(73,270)
Proceeds from sale or disposal of assets	6,762	3,904	7,096
Proceeds from sale of business	48,000	—	—
Other	(2,042)	(2,691)	(2,541)
Net cash used in investing activities	(203,652)	(219,242)	(126,731)

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Repayment of long-term obligations	(35,017)	(568,011)	(41,129)
Proceeds from the issuance of long-term obligations	—	600,000	—
Proceeds from revolving credit facility	97,000	135,000	—
Payment of financing costs	—	(7,987)	—
Distributions to noncontrolling interest partners	(4,962)	(5,009)	(4,866)
Purchase of noncontrolling interests	(2,500)	(326)	(6,581)
Proceeds from issuance of common stock under stock incentive plans	2,683	2,859	17,233
Excess tax benefits from stock based compensation	11,089	6,241	3,446
Stock repurchases	(165,607)	(255,108)	(39,367)
Other	2,041	(1,424)	(749)
Net cash used in financing activities	(95,273)	(93,765)	(72,013)
Effect of currency exchange rate changes on cash and cash equivalents	(1,115)	(849)	(1,034)
Increase (decrease) in cash and cash equivalents	17,505	(43,646)	56,594
Cash and cash equivalents at beginning of year	81,383	125,029	68,435
Cash and cash equivalents at end of year	$98,888	$81,383	$125,029

Supplemental disclosures of cash flow information:
Interest paid	$18,517	$15,049	$16,422
Income taxes paid	$74,315	$75,098	$61,825

Supplemental schedule of non-cash investing and financing activities:
Capital lease additions	$—	$—	$21,668
Detail of Vetstreet sale:
Accounts receivable, net	$(4,480)
Prepaid and other	(1,300)
Fixed assets, net	(487)
Intangibles	(2,567)
Liabilities	4,140
	$(4,694)

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

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2015, we operated or managed 682 animal hospitals throughout 41 states and four Canadian provinces.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2015, we operated 60 laboratories of various sizes located strategically throughout the United States and Canada.

Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Vetstreet business provides several different services to the veterinary community including, online communications, professional education, marketing solutions and a home delivery platform for independent animal hospitals. On December 31, 2015 we completed the sale of our Vetstreet business, resulting in a gain of $43.3 million. Concurrent with the sale of substantially all of the assets of the company we purchased a 19.9% interest.
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®. As of December 31, 2015, there were 126 Camp Bow Wow® franchise locations operating in 34 states and one Canadian province.

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

We provide management and other administrative services to certain veterinary practices in states and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and Canadian provinces, we provide management and other administrative services to the veterinary medical practices. At December 31, 2015, we operated 198 animal hospitals in 15 of these states and 76 animal hospitals in four Canadian provinces, under management agreements with these veterinary practices. Pursuant to the management agreements, the veterinary medical practices are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state or province.

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

Deferred Revenue

We defer revenue for certain transactions as follows:

•
We defer revenue for pre-paid services such as our veterinarian wellness, consulting, marketing and education services and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for services provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the service period.

As a result of these policies, we have deferred revenue and costs at December 31, 2015 and 2014 consisting of the following (in thousands):

	2015	2014
Deferred equipment revenue(1)	$753	$883
Deferred fixed-priced support or maintenance contract revenue	3,811	4,265
Other deferred revenue(2)	10,083	9,190
Total deferred revenue	14,647	14,338
Less current portion included in other accrued liabilities	14,647	14,304
Long-term portion of deferred revenue included in other liabilities	$—	$34
Current portion of deferred costs included in prepaid expenses and other	$1,172	$866
Long-term portion of deferred costs included in other assets	(72)	1,126
Total deferred costs(3)	$1,100	$1,992
 ____________________________

(1)	Represents amounts received for sales arrangements that include equipment, hardware, software and services.

(2)	Represents amounts received in advance for services.

(3)	Represents costs related to warranties, equipment and hardware included in deferred equipment revenue.

Customer Loyalty Programs

We record reductions to revenue related to customer incentive programs, which include various forms of cash consideration. Incentives may be provided in the form of credits, coupons or loans and are earned by clients upon entering into an agreement to purchase products or services in future periods while maintaining defined volume purchase or utilization levels. These incentives are capitalized and recognized as a reduction to revenue over the term of the customer agreement. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2015, 2014 and 2013, we did not have any impaired customer acquisition costs.

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2015, 2014 and 2013 was $58.3 million, $58.4 million and $56.5 million, respectively.

Property and equipment at December 31, 2015 and 2014 consisted of (in thousands):

	2015	2014
Land	$72,651	$64,495
Building and improvements	156,417	152,812
Leasehold improvements	213,272	193,274
Furniture and equipment	325,244	296,789
Software	46,366	39,987
Buildings held under capital leases	58,984	59,555
Equipment held under capital leases	55	875
Construction in progress	22,230	12,466
Total property and equipment	895,219	820,253
Less — accumulated depreciation and amortization	(387,466)	(352,212)
Total property and equipment, net	$507,753	$468,041

Accumulated amortization on buildings and equipment held under capital leases amounted to $19.1 million and $17.0 million at December 31, 2015 and 2014, respectively.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

As of October 31, 2015, we evaluated our goodwill for impairment. Based on this analysis, we concluded that goodwill was not impaired for any of our reporting units. As of December 31, 2015, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill.

k.    Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2015 and 2014, as follows (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$116,082	$(48,821)	$67,261	$101,056	$(45,295)	$55,761
Covenants not-to-compete	12,435	(4,779)	7,656	10,093	(4,422)	5,671
Favorable lease asset	9,441	(5,440)	4,001	9,576	(4,962)	4,614
Technology	1,377	(589)	788	1,627	(414)	1,213
Trademarks	11,591	(4,086)	7,505	13,503	(4,015)	9,488
Contracts	—	—	—	100	(11)	89
Franchise rights	11,730	(1,564)	10,166	11,730	(391)	11,339
Total	$162,656	$(65,279)	$97,377	$147,685	$(59,510)	$88,175

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual hospital customer relationships	5 years
Non-contractual laboratory customer relationships	5 to 25 years
All other non-contractual customer relationships	5 to 7 years
Covenants not-to-compete	3 to 25 years
Favorable lease asset	4 to 27 years
Technology	4 to 10 years
Trademarks	2 to 10 years

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Aggregate amortization expense	$23,395	$21,039	$20,934

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2015 is as follows (in thousands):

Definite-lived intangible assets:
2016	$22,841
2017	17,302
2018	14,006
2019	11,127
2020	6,390
Thereafter	24,671
Total	$96,337
Indefinite-lived intangible assets:
Trademarks	1,040
Total intangible assets	$97,377

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

We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2015 and 2014.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

m.    Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2015 and December 31, 2014. The notes bear interest at rates varying from 2.6% to 7.5% per annum.

n.    Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the life of the related debt. Amortization of deferred financing costs was $1.7 million and $1.4 million for the periods ending December 31, 2015 and 2014, respectively.

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

p.    Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $25.5 million, $23.9 million and $25.4 million for 2015, 2014 and 2013, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $7.5 million, $6.8 million and $5.9 million for 2015, 2014 and 2013, respectively.

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

r.    Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2015 were$0.05 million. There were no accrued warranty costs at December 31, 2014.

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

	For Years Ended December 31,
	2015	2014	2013
Net income attributable to VCA Inc.	$211,049	$135,438	$137,511
Weighted average common shares outstanding:
Basic	81,443	86,656	88,621
Effect of dilutive potential common stock:
Stock options	330	302	305
Non-vested shares and units	641	867	737
Diluted	82,414	87,825	89,663
Basic earnings per common share	$2.59	$1.56	$1.55
Diluted earnings per common share	$2.56	$1.54	$1.53

For the years ended December 31, 2015, 2014 and 2013, potential common shares of 55,351, 31,668 and 43,300, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

t.    Share-Based Compensation

We account for share-based compensation in accordance with FASB’s accounting guidance for stock compensation. Accordingly, we measure the cost of share-based payments based on the grant-date fair value of the equity instruments and recognize the cost over the requisite service period, which is typically the vesting period. Our company’s share-based employee compensation plans are described further in Note 10, Share-Based Compensation.

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

w.   Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, that now requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This Update amends current GAAP that requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position, simplifying the presentation and aligning it with the International Financial Reporting Standards (IFRS). This ASU is effective for fiscal

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.
We elected to retrospectively adopt the accounting standard in the fourth quarter of 2015.

In September 2015, the FASB issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” , which amends the requirement for the acquirer in a business combination to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and revise comparative information for prior year periods presented. This update simplifies the accounting for the adjustments to provisional amounts by eliminating the requirement to retrospectively account for those adjustments. The adjustments to provisional amounts identified during the measurement period shall now be recognized in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We do not expect this adoption to have a significant impact on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements”, given that the authoritative guidance within ASU 2015-03 for debt issuance costs does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect this adoption to have a significant impact on our consolidated financial statements.

In July 2015, the FASB approved the deferral of the effective date of the new revenue recognition standard ASU 2014-09 by one year. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

We have analyzed the impact of this item and concluded that the adjustment would not be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of errors from a quantitative and qualitative perspective. Based on such evaluation, we concluded that correcting the errors would not have had a material impact on any individual prior period presented in the 2015 Form 10-K nor would it have affected the trend of financial results. As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

y.   Reclassifications

Certain reclassifications have been made herein to prior year balances to conform to the 2015 financial statement presentation.

3.	Related Party Transactions

a.  Related Party Vendors

Frank Reddick joined our company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2015, 2014 and 2013. The amount paid by our company to Akin for these legal services was approximately $1.5 million, $0.9 million and $0.4 million in 2015, 2014 and 2013, respectively.

b.    Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our company to VetSource for pharmaceutical products was $6.0 million, $5.7 million and $13.0 million in 2015, 2014 and 2013, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with VetSource in the form of a promissory note. Our commitment under the revolving credit agreement is to loan up to $0.5 million, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2015, we have no outstanding loan to VetSource.

c.    Transactions with Vetstreet

On December 31, 2015, our company sold substantially all of the assets of Vetstreet Inc., formerly known as MediMedia Animal Health LLC ("Vetstreet") to a subsidiary of Henry Schein, Inc.. Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business for $9.6 million, which will be accounted for under the equity method of accounting for investments in common stock.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals, animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For the Years Ended December 31,
	2015	2014	2013
Animal Hospitals:
Acquisitions	55	47	20
Acquisitions, merged	(7)	(4)	(2)
Sold, closed or merged	(9)	(9)	(18)
Net increase	39	34	—
Laboratories:
Acquisitions	1	—	1
Acquisitions, merged	(1)	—	—
New facilities	1	3	—
Net increase	1	3	1

Animal Hospital and Laboratory Acquisitions

The purchase price allocations for some of the 2015 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our acquired independent animal hospitals and the Abaxis Veterinary Reference Laboratory ("AVRL") and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2015	2014	2013
Consideration:
Cash, net of cash acquired	$147,121	$122,803	$52,688
Assumed debt	16,885	7,426	2,360
Holdbacks	5,040	3,000	1,092
Earn-outs	1,671	2,037	1,285
Fair value of total consideration transferred	$170,717	$135,266	$57,425
Allocation of the Purchase Price:
Tangible assets	$11,482	$5,902	$14,779
Identifiable intangible assets (1)	41,216	22,964	15,001
Goodwill (2)	124,198	110,234	45,665
Notes payable and other liabilities assumed	(2,206)	(115)	(11,084)
Fair value of assets acquired and liabilities assumed	$174,690	$138,985	$64,361
Noncontrolling interest	(2,675)	(1,705)	(6,936)
Notes receivable from shareholder for formation of noncontrolling interest	(1,298)	—	—
Fair value of pre-existing investment	—	(2,014)	—
Total	$170,717	$135,266	$57,425
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately eleven years. The weighted-average amortization period for customer relationships, trademarks and covenants-not-to-compete is approximately twelve, nine and five years, respectively.

(2)	We expect that $101.6 million, $67.2 million and $15.0 million of the goodwill recorded in 2015, 2014 and 2013, respectively, will be fully deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of AVRL for total consideration of $21.0 million. The purchase price allocation has been finalized during the quarter ended December 31, 2015.

2014 Camp Bow Wow

On August 15, 2014, we acquired 100% of D.O.G. Enterprises, LLC for $17.0 million in cash and contingent consideration of up to $3.0 million that may be earned over the next three years. Camp Bow Wow primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the service mark Camp Bow Wow®. As of December 31, 2015, there were 126 Camp Bow Wow® franchise locations operating in 34 states and one Canadian province.

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
____________________________

(1)
Identifiable intangible assets primarily include franchise rights, trademarks, covenants-not-to-compete and existing technology. The weighted-average amortization period for the total identifiable intangible assets is approximately ten years. The weighted-average amortization periods for franchise rights, covenants and existing technology is approximately ten, three and four years, respectively. The trademarks have an indefinite life and will be assessed annually for impairment.

(2)	As of December 31, 2015, we expect that the full amount of goodwill recorded for this acquisition will be deductible for income tax purposes.

Pro Forma Information (unaudited)

The following unaudited pro forma financial information for the years ended December 31, 2015 and 2014 presents, (i) the actual results of operations of our 2015 acquisitions and (ii) the combined results of operations for our company and our 2015 acquisitions as if those acquisitions had been completed on January 1, 2014, the first day of the comparable prior annual reporting period. The pro forma financial information considers principally (i) our company’s financial results, (ii) the unaudited historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2014. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior annual reporting period.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
	(Unaudited)
(In thousands):
Actual from acquisition date to December 31, 2015	$57,915	$6,663
2015 supplemental pro forma from January 1, 2015 to December 31, 2015 (1)	$2,215,252	$217,421
2014 supplemental pro forma from January 1, 2014 to December 31, 2014 (1)	$2,124,447	$150,149
____________________________

(1)	2015 supplemental pro forma net income was adjusted to exclude $0.1 million of acquisition-related costs incurred in 2015. 2014 supplemental pro forma net income was adjusted to include these charges.

5.	Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2015 and 2014 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2013
Goodwill	$1,206,213	$97,556	$138,276	$1,442,045
Accumulated impairment losses	—	—	(120,811)	(120,811)
Subtotal	1,206,213	97,556	17,465	1,321,234
Goodwill acquired	110,207	27	4,701	114,935
Goodwill impairment	—	—	(9,246)	(9,246)
Foreign translation adjustment	(9,722)	(48)	—	(9,770)
Other (1)	(1,140)	—	(152)	(1,292)
Balance as of December 31, 2014
Goodwill	1,305,558	97,535	142,825	1,545,918
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,305,558	97,535	12,768	1,415,861
Goodwill acquired	120,374	3,824	1,507	125,705
Goodwill impairment	—	—	—	—
Foreign translation adjustment	(22,441)	(86)	—	(22,527)
Other (1)	(1,385)	(4)	—	(1,389)
Balance as of December 31, 2015
Goodwill	1,402,106	101,269	144,332	1,647,707
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,402,106	$101,269	$14,275	$1,517,650
____________________________

(1)
In 2015 and 2014, "Other" primarily includes write-offs related to the sale of animal hospitals partially offset by measurement period adjustments. Additionally, 2014 includes an immaterial write-off related to the sale of a Camp Bow Wow camp.

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

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred revenue	$14,647	$14,304
Accrued health insurance	4,952	5,194
Deferred rent	4,791	4,535
Accrued other insurance	5,013	4,381
Miscellaneous accrued taxes (1)	3,317	3,025
Accrued accounting and legal fees	2,697	2,900
Accrued workers' compensation	3,212	2,781
Holdbacks and earn-outs	9,959	7,878
Customer deposits	2,971	2,229
Accrued consulting fees	—	3,172
Accrued lease payments	1,536	1,657
Other	17,733	15,163
	$70,828	$67,219
____________________________
(1) Includes property, sales, and use taxes.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2015 and 2014 (in thousands):

		2015	2014
Senior term notes	Notes payable, maturing in 2019, secured by assets, variable interest rate (1.92% and 1.67% at 2015 and 2014, respectively)	585,000	600,000
Revolving credit	Revolving line of credit, maturing in 2019, secured by assets, variable interest rate (1.92% at 2015 and 1.67% at 2014)	232,000	135,000
Secured seller notes	Notes payable matures in 2016, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	817,230	735,230
	Capital lease obligations and other debt	55,244	59,538
		872,474	794,768
	Less — current portion	(33,623)	(19,356)
		$838,851	$775,412

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2015 are presented below (in thousands):

	Debt Obligations	Capital Lease Obligations	Total
2016	30,230	3,393	33,623
2017	37,500	3,303	40,803
2018	52,500	3,587	56,087
2019	697,000	3,682	700,682
2020	—	3,188	3,188
Thereafter	—	38,091	38,091
Total	$817,230	$55,244	$872,474

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

On August 27, 2014, we entered into a new senior credit facility with various lenders for $1.4 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A. and Suntrust Bank as co-syndication agents. This senior credit facility replaced our previous senior credit facility which provided for $534 million of term notes and a $125 million revolving credit facility. The new senior credit facility provided for $600 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. In addition to refinancing all outstanding amounts under our previous credit agreement, borrowings under our new senior credit facility may be used for general corporate purchases, including permitted share repurchases.

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

As of December 31, 2015, we have borrowed $232.0 million from our revolving credit facility to fund our acquisition pipeline and for repurchases under our existing $400 million share repurchase authorization.

Interest Rate. In general, borrowings under the senior credit facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 4, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 4, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended December 31, 2015, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

Maturity and Principal Payments. The senior term notes mature on August 27, 2019. Principal payments on the senior term notes of $7.5 million are due each calendar quarter from March 31, 2016 to and including June 30, 2017, $11.3 million are due each calendar quarter from September 30, 2017 to and including June 30, 2018 and $15.0 million are due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on August 27, 2019. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2015, we had borrowings of $232.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for the senior credit facility (in thousands):

	2016	2017	2018	2019
Senior term notes	$30,000	$37,500	$52,500	$465,000
Revolving loans	—	—	—	232,000
	$30,000	$37,500	$52,500	$697,000

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

Debt Covenants.    The senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At December 31, 2015, we had a interest coverage ratio of 20.57 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.07 to 1.00, which was in compliance with the required ratio of no more than 4.25 to 1.00.

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

Non-Recurring Financial Measurements

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

Long-Term Debt.    The fair value of debt at December 31, 2015 and December 31, 2014 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$817,000	$817,000	$735,000	$735,000

9.	Dividends and Share Repurchase Program

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

Share Repurchase Program

In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares. These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise and may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The company is not obligated to purchase any shares under the repurchase program, and

9.	Dividends and Share Repurchase Program, continued

repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility.

10.	Share-Based Compensation

Stock Incentive Plans

At December 31, 2015, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. At December 31, 2015, we maintained two plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan ("2015 Plan"). Pursuant to the 2015 Plan, new options and other stock awards may only be granted under the 2015 Plan. In addition, any shares that are forfeited, cancelled, expired or settled in cash under the 2006 Plan will not be available for issuance under the 2006 Plan nor the 2015 Plan. The number of shares of common stock remaining available for future issuance under the 2015 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, canceled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2015 was 3,120,750. Outstanding options, non-vested shares and restricted stock units granted under our plans typically vest over periods that range from three to six years, and outstanding options typically expire between five and ten years from the date of grant.

Stock Options

A summary of our stock option activity for 2015 and 2014 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,031	$17.28
Granted	—	$—
Exercised	(177)	$16.12
Expired	—	$—
Forfeited/Canceled	(9)	$15.98
Outstanding at December 31, 2014	845	$17.54	2.7	$26,400
Granted	—	$—
Exercised	(166)	$16.13
Expired	—	$—
Forfeited/Canceled	(11)	$15.98
Outstanding at December 31, 2015	668	$17.91	1.7	$24,768
Exercisable at December 31, 2015	552	$17.70	1.7	$20,601
Vested and expected to vest at December 31, 2015	668	$17.91	1.7	$24,768

There were no stock options granted during 2015, 2014 and 2013. The aggregate intrinsic value of our stock options exercised during 2015, 2014 and 2013 was $6.4 million, $4.6 million and $11.4 million, respectively. The actual tax benefit realized on options exercised during 2015, 2014 and 2013 was $2.5 million, $1.8 million and $4.5 million, respectively. The total fair value of options vested during 2015, 2014 and 2013 was $1.8 million, $1.8 million and $1.8 million, respectively.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

The following table summarizes information about the options outstanding at December 31, 2015 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Exercisable	Weighted-Avg. Exercise Price
$15.98 - $18.94	667,851	1.7	$17.91	552,294	$17.70

At December 31, 2015, there was $0.4 million of total unrecognized compensation cost related to our stock options. This cost is expected to be recognized over a weighted-average period of 0.6 years.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis, net of estimated forfeitures, over the requisite service period. There were no options granted during 2015, 2014 and 2013.

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost charged against income for stock options was $1.3 million, $1.6 million and $1.8 million for 2015, 2014 and 2013, respectively. The corresponding income tax benefit recognized in the income statement was $0.5 million, $0.6 million and $0.7 million for 2015, 2014 and 2013, respectively.

Non-Vested Shares

Additionally, under the 2006 and 2015 Equity Incentive Plans, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The outstanding non-vested stock awards to employees and executives generally vest in three or four equal annual installments starting with the first anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. A summary of our non-vested stock activity for 2015 and 2014 is as follows (in thousands, except weighted-average fair value per share):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2013	1,183	$21.56
Granted	172	$40.21
Vested	(512)	$21.03
Forfeited/Canceled	(21)	$22.40
Outstanding at December 31, 2014	822	$25.77
Granted	131	$53.76
Vested	(484)	$22.40
Forfeited/Canceled	(52)	$26.77
Outstanding at December 31, 2015	417	$38.28

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

During 2015, we granted 130,900 shares of non-vested common stock. Of these awards, 125,008 shares were granted to employees and 5,892 shares were granted to our non-employee directors. The awards to employees will vest in equal annual installments over four years. The shares awarded to our non-employee directors will vest in three equal annual installments.

Total compensation expense related to non-vested stock awards was $6.0 million, $7.5 million and $8.8 million in 2015, 2014 and 2013, respectively. The corresponding income tax benefit recognized in the income statement was $2.3 million, $2.9 million and $3.4 million for 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $15.1 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

Pursuant to the terms of the 2006 and 2015 Equity Incentive Plans, we have also granted performance-based restricted stock units ("RSUs") to our executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during a three year performance period from the date of grant and in accordance with the specific equity performance award agreement they were issued from. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will generally vest in equal annual installments over four years from the date of grant.

A summary of our RSU award activities for 2015 and 2014 is as follows (in thousands, except weighted-average fair value per share):

	Units	Grant Date Weighted- Average Fair Value Per Unit
Outstanding at December 31, 2013	562	$23.54
Granted	253	$39.05
Vested/Paid out	(192)	$21.04
Performance Share Units Adjustment (1)	62	$18.94
Forfeited/Canceled	—	$—
Outstanding at December 31, 2014	685	$29.60
Granted	250	$50.37
Vested/Paid out	(261)	$26.15
Performance Share Units Adjustment (1)	73	$27.78
Forfeited/Canceled	—	$—
Outstanding at December 31, 2015	747	$37.91
____________________________

(1)
The Performance Share Units Adjustment represent the difference of restricted stock units earned above or below the units that were initially granted and what were actually earned at the end of each performance period.

Share-based compensation expense related to performance-based restricted stock units reflects the estimated probable outcome at each performance period. Upon completion of the performance period, the actual number of restricted stock units earned are determined and are subject to further vesting. Total compensation cost charged against income related to RSU awards was $9.0 million, $8.1 million and $3.5 million for 2015, 2014 and 2013, respectively. The corresponding income tax benefit recognized in the income statement was $3.5 million, $3.2 million and $1.4 million for 2015, 2014 and 2013 , respectively. As of December 31, 2015, there was $14.6 million of total unrecognized compensation cost related to our RSU awards. This cost is expected to be recognized over a weighted-average period of over 3.2 years .

There were 249,665 performance based RSUs granted to our executive officers in 2015. The RSUs earned upon achievement of performance goals are further subject to vesting where an aggregate of 25% of RSUs earned will vest in four equal annual installments starting on the applicable anniversary date.

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

The future minimum lease payments on operating leases at December 31, 2015 are as follows (in thousands):

2016	$79,332
2017	79,004
2018	77,470
2019	74,608
2020	72,097
Thereafter	813,737
Total	$1,196,248

Rent expense totaled $76.7 million, $69.7 million and $67.6 million in 2015, 2014 and 2013, respectively. Rental income totaled $1.1 million, $1.2 million and $1.0 million in 2015, 2014 and 2013, respectively.

b.    Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $30.0 million of products and services through 2019.

c.    Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $5.9 million.

In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable at each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are level 3 inputs. The changes in fair value were immaterial to our consolidated financial statements taken as a whole. We recorded $3.5 million and $3.2 million in earnout liabilities as of December 31, 2015 and 2014, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

d.    Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2015 and 2014 were $6.5 million and $4.7 million, respectively, and are included in other accrued liabilities.

We paid $3.2 million, $0.7 million and $2.4 million in 2015, 2014 and 2013, respectively, to sellers for the unused portion of holdbacks.

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

In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit, which stay remains in place.

If the stay is lifted, we intend to vigorously defend against the Bradsbery action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of December 31, 2015, we have accrued the remaining fifty. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015. The proposed settlement remains subject to court approval and class notice administration before it will be effective. The Court is scheduled to hear a motion for final approval of the settlement on March 25, 2016.

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

insurance coverage for both property damage and business interruption losses. For the year ended December 31, 2014, we recorded approximately $18.9 million in estimated losses in connection with this event, primarily associated with property damage. This amount is included in operating expenses in our consolidated income statements, offset by the related insurance recovery of $20.0 million, resulting in a gain of $1.1 million. For the year ended December 31, 2014 we recorded receivables of $8.0 million from the insurance recoveries. During the year ended December 31, 2015 we recorded a gain on insurance proceeds of $4.5 million.

12.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Federal:
Current	$59,792	$61,688	$54,915
Deferred	48,962	8,394	16,150
	108,754	70,082	71,065
State:
Current	13,584	12,965	11,156
Deferred	9,184	1,013	3,017
	22,768	13,978	14,173
Foreign:
Current	5,445	3,372	3,318
Deferred	(1,424)	(554)	(1,103)
	4,021	2,818	2,215
	$135,543	$86,878	$87,453

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes, continued

The net deferred income tax assets (liabilities) at December 31, 2015 and 2014 are comprised of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$8,754	$7,977
State taxes	5,482	2,632
Other liabilities and reserves	24,947	21,878
Other assets	34,731	33,606
Inventory	1,360	1,271
Net operating loss carryforwards	26,256	27,610
Share-based compensation	5,415	6,615
Intangible assets	(201,350)	(138,214)
Property and equipment	(24,419)	(22,753)
Unrealized loss on investments	—	(3)
Valuation allowance	(12,654)	(13,790)
Total non-current deferred income tax liabilities	$(131,478)	$(73,171)

At December 31, 2015, we had Federal net operating loss (“NOL”) carryforwards of approximately $61.9 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2035. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. We elected to retrospectively adopt the accounting standard in the fourth quarter of 2015. As a result, total deferred tax assets of $30.3 million were reclassified to partially offset and be presented in a single non-current deferred income tax liability amount.

Taxes on Foreign Income

As of December 31, 2015, unremitted earnings of subsidiaries outside of the United States were approximately $50.4 million on which no United States taxes had been provided. Our intention is to indefinitely reinvest these earnings outside the United States. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. The amount of unrecognized deferred taxes totaled $7.6 million with respect to these unremitted earnings.

Our effective tax rate was 39.1%, 39.1% and 38.9% in 2015, 2014 and 2013, respectively.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes, continued

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.3	4.1	4.2
Goodwill impairment	0.3	0.2	—
Foreign rate differential	(0.4)	(0.4)	(0.4)
Miscellaneous	(0.1)	0.2	0.1
	39.1%	39.1%	38.9%

We are regularly audited by federal and state tax authorities. The statute is generally open for four years for state audits.

13.	Noncontrolling Interests

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our consolidated income statements. Noncontrolling interest in income of subsidiaries was $5.0 million, $5.2 million and $5.4 million in 2015, 2014 and 2013, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine) in our consolidated balance sheets.

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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$11,047
Noncontrolling interest expense	2,003
Redemption value change	74	2,077
Formation of noncontrolling interests		80
Purchase of noncontrolling interests		(1,703)
Dissolution of noncontrolling interests		(357)
Distribution to noncontrolling interests		(1,833)
Currency translation adjustment		44
Balance as of December 31, 2013		$9,355

Noncontrolling interest expense	$1,625
Redemption value change	312	1,937
Distribution to noncontrolling interests		(1,418)
Currency translation adjustment		(469)
Balance as of December 31, 2014		$9,405

Noncontrolling interest expense	$1,447
Redemption value change	229	1,676
Distribution to noncontrolling interests		(1,250)
Purchase of noncontrolling interests		(803)
Currency translation adjustment		(440)
Balance as of December 31, 2015		$8,588

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued

b.    Redeemable Noncontrolling Interests

The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2012		$6,991
Noncontrolling interest	$1,146
Redemption value change	87	1,233
Formation of noncontrolling interests		3,601
Distribution to noncontrolling interests		(1,147)
Balance as of December 31, 2013		10,678

Noncontrolling interest	$1,226
Redemption value change	(16)	1,210
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distribution of noncontrolling interests		(1,310)
Balance as of December 31, 2014		11,077

Noncontrolling interest	$958
Redemption value change	—	958
Formation of noncontrolling interests		2,062
Purchase of noncontrolling interests		(1,007)
Distribution of noncontrolling interests		(1,579)
Balance as of December 31, 2015		$11,511

14.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees within one month of employment with our company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $2.1 million, $1.7 million and $1.6 million in 2015, 2014 and 2013, respectively.

15.	Lines of Business

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
2015
External revenue	$1,697,870	$330,828	$100,843	$—	$4,134	$2,133,675
Intercompany revenue	—	63,072	26,145	—	(89,217)	—
Total revenue	1,697,870	393,900	126,988	—	(85,083)	2,133,675
Direct costs	1,433,535	192,198	80,286	—	(82,415)	1,623,604
Gross profit	264,335	201,702	46,702	—	(2,668)	510,071
Selling, general and administrative expense	44,311	38,075	33,569	68,040	—	183,995
Operating income (loss) before charges	220,024	163,627	13,133	(68,040)	(2,668)	326,076
Business interruption insurance gain	—	—	(4,523)	—	—	(4,523)
Net (gain) loss on sale or disposal of assets	(555)	26	82	1,276	—	829
Operating income (loss)	$220,579	$163,601	$17,574	$(69,316)	$(2,668)	$329,770
Depreciation and amortization	$66,129	$10,726	$4,640	$2,349	$(2,156)	$81,688
Property and equipment additions	$71,155	$17,418	$1,849	$8,319	$(3,507)	$95,234
Total assets at December 31, 2015	$2,186,959	$306,296	$73,491	$477,245	$(536,726)	$2,507,265
2014
External revenue	$1,514,878	$303,798	$96,053	$—	$3,754	$1,918,483
Intercompany revenue	—	56,598	19,732	—	(76,330)	—
Total revenue	1,514,878	360,396	115,785	—	(72,576)	1,918,483
Direct costs	1,284,077	184,588	77,161	—	(71,984)	1,473,842
Gross profit	230,801	175,808	38,624	—	(592)	444,641
Selling, general and administrative expense	39,022	33,550	33,456	65,478	—	171,506
Operating income (loss) before charges	191,779	142,258	5,168	(65,478)	(592)	273,135
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale or disposal of assets	1,473	(88)	(2,201)	(336)	—	(1,152)
Operating income (loss)	$190,306	$142,346	$(19,650)	$(65,142)	$(592)	$247,268
Depreciation and amortization	$61,031	$10,444	$6,940	$2,943	$(1,931)	$79,427
Property and equipment additions	$55,814	$8,306	$4,912	$6,649	$(2,733)	$72,948
Total assets at December 31, 2014	$2,021,725	$258,550	$89,596	$240,083	$(308,265)	$2,301,689
2013
External revenue	$1,417,908	$290,583	$91,686	$—	$3,192	$1,803,369
Intercompany revenue	—	54,248	21,054	—	(75,302)	—
Total revenue	1,417,908	344,831	112,740	—	(72,110)	1,803,369
Direct costs	1,208,781	180,952	74,139	—	(69,883)	1,393,989
Gross profit	209,127	163,879	38,601	—	(2,227)	409,380
Selling, general and administrative expense	34,133	31,915	32,941	58,922	—	157,911
Operating income (loss) before charges	174,994	131,964	5,660	(58,922)	(2,227)	251,469
Net loss (gain) on sale or disposal of assets	2,853	(77)	7	(328)	—	2,455
Operating income (loss)	$172,141	$132,041	$5,653	$(58,594)	$(2,227)	$249,014
Depreciation and amortization	$57,748	$10,251	$7,909	$3,284	$(1,783)	$77,409
Property and equipment additions	$54,116	$11,148	$4,288	$5,908	$(2,190)	$73,270
Total assets at December 31, 2013	$1,844,235	$248,282	$96,245	$48,246	$(37,817)	$2,199,191

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The table below lists our revenue by geographic area for fiscal 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Revenue*
United States	$1,957,842	$1,760,946	$1,671,170
Canada	175,833	157,537	132,199
Total	$2,133,675	$1,918,483	$1,803,369
____________________________

*Revenues are determined based on the location of the customer. Long-lived assets were not disclosed, as the amounts attributable to the Canadian operations are immaterial, as compared to total consolidated long-lived assets.

16.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2014 and ending December 31, 2015 (in thousands):

	2015 Quarter Ended				2014 Quarter Ended
	Dec. 31 (1)	Sept. 30 (2)	Jun. 30	Mar. 31	Dec. 31	Sept. 30 (3)	Jun. 30	Mar. 31
Revenue	$533,720	$551,717	$548,785	$449,453	$479,927	$499,577	$489,472	$449,507
Gross profit	$117,696	$137,666	$140,847	$113,862	$99,018	$123,757	$120,415	$101,451
Operating income	$66,381	$97,079	$97,181	$69,129	$52,654	$53,476	$79,906	$61,232
Net income	$64,154	$56,468	$55,923	$39,553	$29,909	$28,951	$46,908	$34,915
Net income attributable to VCA Inc.	$63,595	$54,854	$54,299	$38,301	$28,359	$27,452	$45,584	$34,043
Basic earnings per common share	$0.79	$0.68	$0.66	$0.47	$0.34	$0.32	$0.52	$0.39
Diluted earnings per common share	$0.78	$0.67	$0.65	$0.46	$0.33	$0.31	$0.51	$0.38
____________________________

(1)	Included in the 2015 fourth quarter is a gain of $43.3 million, $26.4 million net of tax, or $0.32 per diluted common share related to the sale of our Vetstreet business.

(2)	Included in the 2015 third quarter is business interruption proceeds of $4.5 million, $2.8 million net of tax, or $0.03 per diluted common share.

(3)	Included in the 2014 third quarter is a non-cash impairment charge of $27.0 million, or $0.20 per diluted share. The charge is primarily related to our Vetstreet reporting unit, see Note 5, Goodwill.

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

17.	Subsequent Events

Subsequent to December 31, 2015, we acquired 16 hospitals for $109.3 million cash, with acquired revenues of $62.8 million.  In connection with two of the hospital acquisitions, we purchased real estate for $8.4 million cash.

During February 2016, we borrowed $50 million from our revolving credit facility to fund our acquisition pipeline.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant
VCA Inc. (Parent Company)
Condensed Balance Sheets
(In thousands)

	December 31,
	2015	2014
Assets:
Investment in subsidiaries	$1,510,723	$1,330,311
Intercompany payable	(265,761)	(129,665)
Total assets	$1,244,962	$1,200,646
Stockholders’ equity:
Common stock	$81	$83
Additional paid-in capital	19,708	155,802
Retained earnings	1,275,207	1,064,158
Accumulated other comprehensive loss	(50,034)	(19,397)
Total stockholders’ equity	$1,244,962	$1,200,646

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Condensed Statements of Income
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—
Direct costs	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	211,049	135,438	137,511
Income before provision for income taxes	211,049	135,438	137,511
Provision for income taxes	—	—	—
Net income	211,049	135,438	137,511
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to VCA Inc.	$211,049	$135,438	$137,511

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Condensed Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$211,049	$135,438	$137,511
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(211,049)	(135,438)	(137,511)
Net cash used in operating activities	—	—	—
Cash flows used in investing activities:
Decrease in intercompany receivable	(2,683)	(2,859)	(17,233)
Net cash used in investing activities	(2,683)	(2,859)	(17,233)
Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	2,683	2,859	17,233
Net cash provided by financing activities	2,683	2,859	17,233
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

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

Note 2.    Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2015, 2014 and 2013, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Other(1)	Balance at End of Period
Year ended December 31, 2015
Allowance for uncollectible accounts(2)	$19,846	$8,401	$—	$(6,098)	$(374)	$21,775
Year ended December 31, 2014
Allowance for uncollectible accounts(2)	$17,702	$6,248	$—	$(6,129)	$2,025	$19,846
Year ended December 31, 2013
Allowance for uncollectible accounts(2)	$16,546	$7,360	$—	$(6,325)	$121	$17,702
 ____________________________

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by this reference.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed June 5, 2014.
3.5	Third Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed February 14, 2013.
3.6	Amendment to the Third Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed June 5, 2014.
3.7	Amendment to the Third Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed October 29, 2015.
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

10.2*
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

10.8*	VCA Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Appendix A to the Registrant's proxy statement on Schedule 14A filed on March 6, 2015.
10.9*
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

10.13*	Letter Agreement, dated as of April 15, 2008, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed April 28, 2008.
10.14*
Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

Number	Exhibit Description
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

10.23*	Letter Agreement, dated as of August 18, 2011, by and between VCA Inc. and Josh Drake. Incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 22, 2011.
10.24*	Summary of Executive Officer Compensation.
10.25*	Summary of Board of Directors Compensation. Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.26	VCA Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.27	Stock Option Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.28	Restricted Stock Award Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.
10.29	Restricted Stock Unit Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K filed February 26, 2010.
10.30	VCA Inc. 2015 Equity Incentive Plan, effective March 1, 2015. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.
10.31	Stock Option Agreement for VCA Inc. 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.
10.32	Restricted Stock Award Agreement for VCA Inc. 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.
10.33	Restricted Stock Unit Agreement for VCA Inc. 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.
10.34
Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.35
First Amendment to Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of March 11, 1999, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Duntz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.33 to the Registrant’s annual report on Form 10-K filed February 28, 2014.

10.36
Second Amendment to Lease, dated as of January 16, 2013, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 10, 2013.

10.37
Third Amendment to Lease, dated as of December 23, 2014, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.35 to the Registrant’s annual report on Form 10-K filed February 28, 2014.

10.38	Fourth Amendment to Lease, dated as of February 22, 2016, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords).

Number	Exhibit Description
10.39
Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.

10.40
Corporate Headquarters Lease, dated as of February 28, 2015, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2015.

10.41	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 filed August 9, 2001.
14.1	Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 ____________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

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

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and	February 26, 2016
Robert L. Antin	Chief Executive Officer

/s/ Tomas W. Fuller	Chief Financial Officer, Principal	February 26, 2016
Tomas W. Fuller	Accounting Officer, Vice President
and Secretary

/s/ John M. Baumer	Director	February 26, 2016
John M. Baumer

/s/ John Heil	Director	February 26, 2016
John Heil

/s/ Frank Reddick	Director	February 26, 2016
Frank Reddick

/s/ John B. Chickering, Jr.	Director	February 26, 2016
John B. Chickering, Jr.

*By:		Director
Attorney-in-Fact