Form 10-Q
period 2016-03-31
VCA INC
filed 2016-05-06
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 80,823,218 shares as of May 3, 2016.

VCA Inc. and Subsidiaries
Form 10-Q
March 31, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$74,480	$98,888
Trade accounts receivable, less allowance for uncollectible accounts of $21,236 and $21,775 at March 31, 2016 and December 31, 2015, respectively	79,540	76,634
Inventory	54,961	51,523
Prepaid expenses and other	33,090	30,521
Prepaid income taxes	7,798	24,598
Total current assets	249,869	282,164
Property and equipment, net	540,017	507,753
Goodwill	1,656,389	1,517,650
Other intangible assets, net	114,469	97,377
Notes receivable	5,472	2,194
Other	97,459	93,994
Total assets	$2,663,675	$2,501,132
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$33,947	$33,623
Accounts payable	46,573	52,337
Accrued payroll and related liabilities	88,510	75,519
Other accrued liabilities	77,418	70,828
Total current liabilities	246,448	232,307
Long-term debt, net	918,622	832,718
Deferred income taxes	131,150	131,478
Other liabilities	39,167	36,084
Total liabilities	1,335,387	1,232,587
Commitments and contingencies
Redeemable noncontrolling interests	11,787	11,511
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 80,801 and 80,764 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	81	81
Additional paid-in capital	22,681	19,708
Retained earnings	1,321,434	1,275,207
Accumulated other comprehensive loss	(37,789)	(50,034)
Total VCA Inc. stockholders’ equity	1,306,407	1,244,962
Noncontrolling interests	10,094	12,072
Total equity	1,316,501	1,257,034
Total liabilities and equity	$2,663,675	$2,501,132

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$563,439	$499,453
Direct costs	426,659	385,591
Gross profit	136,780	113,862
Selling, general and administrative expense	50,128	44,398
Net loss on sale or disposal of assets	563	335
Operating income	86,089	69,129
Interest expense, net	7,095	4,837
Other (income) expense	(264)	66
Income before provision for income taxes	79,258	64,226
Provision for income taxes	31,536	24,673
Net income	47,722	39,553
Net income attributable to noncontrolling interests	1,495	1,252
Net income attributable to VCA Inc.	$46,227	$38,301
Basic earnings per share	$0.57	$0.47
Diluted earnings per share	$0.57	$0.46
Weighted-average shares outstanding for basic earnings per share	80,776	82,347
Weighted-average shares outstanding for diluted earnings per share	81,523	83,373

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income (1)	$47,722	$39,553
Other comprehensive income:
Foreign currency translation adjustments	12,598	(15,680)
Other comprehensive income (loss)	12,598	(15,680)
Total comprehensive income	60,320	23,873
Comprehensive income attributable to noncontrolling interests (1)	1,848	780
Comprehensive income attributable to VCA Inc.	$58,472	$23,093
____________________________

(1)
Includes approximately $1.0 million and $0.8 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621
Net income (excludes $417 and $359 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	38,301	—	476	38,777
Other comprehensive loss (excludes $195 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(15,208)	(277)	(15,485)
Formation of noncontrolling interests	—	—	—	—	—	(14)	(14)
Distribution to noncontrolling interests	—	—	—	—	—	(598)	(598)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	4,132	—	—	—	4,132
Issuance of common stock under stock incentive plans	76	—	404	—	—	—	404
Stock repurchases	(878)	(1)	(44,844)	—	—	—	(44,845)
Excess tax benefit from stock based compensation	—	—	791	—	—	—	791
Balances, March 31, 2015	82,135	$82	$116,068	$1,102,459	$(34,605)	$10,089	$1,194,093

Balances, December 31, 2015	80,764	$81	$19,708	$1,275,207	$(50,034)	$12,072	$1,257,034
Net income (excludes $641 and $365 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	$—	$—	$46,227	$—	$489	$46,716
Other comprehensive income (excludes $167 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	12,245	186	12,431
Distribution to noncontrolling interests	—	—	—	—	—	(637)	(637)
Purchase of noncontrolling interests	—	—	(1,821)	—	—	(1,909)	(3,730)
Share-based compensation	—	—	4,906	—	—	—	4,906
Issuance of common stock under stock incentive plans	55	—	286	—	—	—	286
Stock repurchases	(18)	—	(843)	—	—	—	(843)
Excess tax benefit from stock based compensation	—	—	445	—	—	—	445
Other	—	—	—	—	—	(107)	(107)
Balances, March 31, 2016	80,801	$81	$22,681	$1,321,434	$(37,789)	$10,094	$1,316,501

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$47,722	$39,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,289	19,797
Amortization of debt issue costs	433	434
Provision for uncollectible accounts	851	1,183
Net loss on sale or disposal of assets	563	335
Share-based compensation	4,906	4,132
Excess tax benefits from share-based compensation	(445)	(791)
Other	4,489	(989)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,339)	(14,570)
Inventory, prepaid expenses and other assets	(7,569)	2,862
Accounts payable and other accrued liabilities	(4,801)	(6,954)
Accrued payroll and related liabilities	12,955	14,052
Income taxes	16,855	21,581
Net cash provided by operating activities	93,909	80,625
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(160,385)	(33,652)
Property and equipment additions	(25,806)	(16,526)
Proceeds from sale or disposal of assets	12	92
Other	(7,346)	(576)
Net cash used in investing activities	(193,525)	(50,662)
Cash flows from financing activities:
Repayment of long-term obligations	(9,678)	(5,165)
Proceeds from revolving credit facility	90,000	—
Distributions to noncontrolling interest partners	(1,238)	(1,325)
Purchase of noncontrolling interests	(3,730)	(1,483)
Proceeds from issuance of common stock under stock incentive plans	286	404
Excess tax benefits from share-based compensation	445	791
Stock repurchases	(843)	(44,845)
Other	(333)	(80)
Net cash provided by (used in) financing activities	74,909	(51,703)
Effect of currency exchange rate changes on cash and cash equivalents	299	(365)
Decrease in cash and cash equivalents	(24,408)	(22,105)
Cash and cash equivalents at beginning of period	98,888	81,383
Cash and cash equivalents at end of period	$74,480	$59,278

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid	$5,173	$4,482
Income taxes paid	$14,213	$3,077

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2016
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals ("Animal Hospital"), veterinary diagnostic laboratories ("Laboratory"), veterinary medical technology ("Medical Technology"), and Camp Bow Wow Franchising, Inc. (f/k/a D.O.G. Enterprises, LLC ("Camp Bow Wow"). Our operating segments are aggregated into two reportable segments: Animal Hospital and Laboratory. Our Medical Technology and Camp Bow Wow operating segments are combined in our All Other category. See Note 8, Lines of Business within these notes to unaudited condensed, consolidated financial statements.
Our Animal Hospitals offer a full range of general medical and surgical services for companion animals. Our Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2016, we operated or managed 703 animal hospitals throughout 41 states and four Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2016, we operated 60 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of March 31, 2016, there were 126 Camp Bow Wow franchise locations operating in 34 states and one Canadian province.
On December 31, 2015, our company sold substantially all of the assets of Vetstreet Inc. ("Vetstreet") to a subsidiary of Henry Schein, Inc.. Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business. Prior to the sale of Vetstreet, its results of operations were included in our "All Other" category.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2016 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2015
Goodwill	$1,402,106	$101,269	$144,332	$1,647,707
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,402,106	101,269	14,275	1,517,650
Goodwill acquired	129,246	—	120	129,366
Foreign translation adjustment	9,013	31	—	9,044
Other (1)	329	—	—	329
Balance as of March 31, 2016
Goodwill	1,540,694	101,300	144,452	1,786,446
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,540,694	$101,300	$14,395	$1,656,389
 ____________________________

(1)	"Other" consists primarily of measurement period adjustments.

Other Intangible Assets
Our acquisition related amortizable intangible assets at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$132,741	$(54,491)	$78,250	$116,082	$(48,821)	$67,261
Covenants not-to-compete	16,311	(5,364)	10,947	12,435	(4,779)	7,656
Favorable lease assets	9,461	(5,543)	3,918	9,441	(5,440)	4,001
Technology	1,377	(643)	734	1,377	(589)	788
Trademarks	11,242	(4,535)	6,707	10,551	(4,086)	6,465
Franchise rights	11,730	(1,857)	9,873	11,730	(1,564)	10,166
Total	$182,862	$(72,433)	$110,429	$161,616	$(65,279)	$96,337

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended March 31,
	2016	2015
Aggregate amortization expense	$6,228	$5,526
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2016 and each of the succeeding years thereafter, as of March 31, 2016, is as follows (in thousands):

Finite-lived intangible assets:
Remainder of 2016	$20,119
2017	21,442
2018	18,033
2019	15,070
2020	10,234
Thereafter	25,531
Total	$110,429
Indefinite-lived intangible assets:
Trademarks	4,040
Total intangible assets	$114,469

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Animal Hospitals:
Acquisitions	24	11
Acquisitions, merged	(1)	(2)
Sold, closed or merged	(2)	(2)
Net increase	21	7

Laboratories:
Acquisitions	—	1
Acquisitions, merged	—	(1)
Net increase	—	—

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions
The purchase price allocations for some of the 2016 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals and labs acquired during the three months ended March 31, 2016 and 2015, respectively, (in thousands):

	Three Months Ended March 31,
	2016	2015
Consideration:
Cash, net of cash acquired	$157,325	$31,850
Assumed debt	1,361	4,446
Holdbacks	3,508	1,722
Earn-outs	3,437	—
Fair value of total consideration transferred	$165,631	$38,018

Allocation of the Purchase Price:
Tangible assets	$17,541	$764
Identifiable intangible assets (1)	18,844	2,838
Goodwill (2)	129,246	34,563
Other liabilities assumed	—	(147)
Fair value of assets acquired and liabilities assumed	$165,631	$38,018
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately five years, two years and five years, respectively.

(2)	We expect that $129.2 million and $30.4 million of the goodwill recorded for these acquisitions, as of March 31, 2016 and 2015, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of Abaxis Veterinary Reference Laboratory ("AVRL") for total consideration of $21.0 million. The purchase price allocation had been finalized during the quarter ended December 31, 2015.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Deferred revenue	$15,853	$14,647
Accrued health insurance	4,996	4,952
Deferred rent	4,998	4,791
Accrued other insurance	5,691	5,013
Miscellaneous accrued taxes (1)	3,972	3,317
Accrued accounting and legal fees	3,772	2,697
Accrued workers' compensation	3,741	3,212
Holdbacks and earn-outs	13,072	9,959
Customer deposits	3,088	2,971
Accrued lease payments	1,763	1,536
Other	16,472	17,733
	$77,418	$70,828
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations

During the current fiscal year, ASU 2015-03 and ASU 2015-15 were adopted. In accordance with ASU 2015-03, the table below presents debt issuance costs as a direct deduction from the face amount of the corresponding notes in the current period and retrospectively in the prior fiscal year end.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

6.	Long-Term Obligations, continued

Long-term obligations consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

		March 31, 2016	December 31, 2015
Senior term notes	Principal amount	$577,500	$585,000
	Less unamortized debt issuance costs	(2,230)	(2,408)
	Senior term notes less unamortized debt issuance costs, maturing in 2019, secured by assets, variable interest rate (1.94% and 1.92% at March 31, 2016 and December 31, 2015, respectively)	$575,270	$582,592
Revolving credit	Principal amount	$322,000	$232,000
	Less unamortized debt issuance costs	(3,470)	(3,725)
	Revolving line of credit less unamortized debt issuance costs, maturing in 2019, secured by assets, variable interest rate (1.96% and 1.92% at March 31, 2016 and December 31, 2015, respectively)	$318,530	$228,275
Secured seller note	Notes payable matures in 2016, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	894,030	811,097
	Capital lease obligations and other debt	58,539	55,244
		952,569	866,341
	Less — current portion	(33,947)	(33,623)
		$918,622	$832,718

As of March 31, 2016, we have borrowed $322.0 million from our revolving credit facility to fund our acquisitions and for repurchases under our existing $400 million share repurchase program.

Maturity and Principal Payments. The senior term notes mature on August 27, 2019. Principal payments on the senior term notes of $7.5 million are due each calendar quarter from June 30, 2016 to and including June 30, 2017, $11.3 million are due each calendar quarter from September 30, 2017 to and including June 30, 2018 and $15.0 million are due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time and is applied to the unused portion of the commitment. The revolving credit facility matures on August 27, 2019. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At March 31, 2016, we had borrowings of $322.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for our senior credit facility (in thousands):

	2016	2017	2018	2019	2020
Senior term notes	$22,500	$37,500	$52,500	$465,000	$—
Revolving loans	—	—	—	322,000	—
	$22,500	$37,500	$52,500	$787,000	$—

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

6.	Long-Term Obligations, continued

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

	Three Months Ended March 31,
	2016	2015
Net income attributable to VCA Inc.	$46,227	$38,301
Weighted-average common shares outstanding:
Basic	80,776	82,347
Effect of dilutive potential common shares:
Stock options	284	340
Non-vested shares and units	463	686
Diluted	81,523	83,373
Basic earnings per common share	$0.57	$0.47
Diluted earnings per common share	$0.57	$0.46
For the three months ended March 31, 2016 and 2015, potential common shares of 40,193 and 77,186, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

8.	Lines of Business

Our Animal Hospital and Laboratory business segments are each considered reportable segments in accordance with the FASB's guidance related to Segment Reporting. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in the “All Other” category in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, and our Camp Bow Wow business, which primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2015 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

8.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended March 31, 2016
External revenue	$458,623	$89,240	$14,454	$—	$1,122	$563,439
Intercompany revenue	—	17,487	4,959	—	(22,446)	—
Total revenue	458,623	106,727	19,413	—	(21,324)	563,439
Direct costs	385,206	50,011	12,503	—	(21,061)	426,659
Gross profit	73,417	56,716	6,910	—	(263)	136,780
Selling, general and administrative expense	12,085	10,296	5,299	22,448	—	50,128
Operating income (loss) before sale or disposal of assets	61,332	46,420	1,611	(22,448)	(263)	86,652
Net loss (gain) on sale or disposal of assets	575	—	—	(12)	—	563
Operating income (loss)	$60,757	$46,420	$1,611	$(22,436)	$(263)	$86,089
Depreciation and amortization	$17,573	$2,781	$883	$638	$(586)	$21,289
Property and equipment additions	$18,544	$4,652	$607	$2,851	$(848)	$25,806
Three Months Ended March 31, 2015
External revenue	$393,026	$78,809	$26,533	$—	$1,085	$499,453
Intercompany revenue	—	15,163	7,694	—	(22,857)	—
Total revenue	393,026	93,972	34,227	—	(21,772)	499,453
Direct costs	337,542	45,990	22,803	—	(20,744)	385,591
Gross profit	55,484	47,982	11,424	—	(1,028)	113,862
Selling, general and administrative expense	11,221	8,865	8,687	15,625	—	44,398
Operating income (loss) before sale or disposal of assets	44,263	39,117	2,737	(15,625)	(1,028)	69,464
Net loss on sale or disposal of assets	294	6	9	26	—	335
Operating income (loss)	$43,969	$39,111	$2,728	$(15,651)	$(1,028)	$69,129
Depreciation and amortization	$16,072	$2,504	$1,152	$592	$(523)	$19,797
Property and equipment additions	$12,082	$3,216	$800	$1,064	$(636)	$16,526

At March 31,2016
Total assets	$2,377,077	$322,776	$69,589	$586,394	$(692,161)	$2,663,675
At December 31, 2015
Total assets	$2,186,959	$306,296	$73,491	$471,112	$(536,726)	$2,501,132

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

9.	Commitments and Contingencies

We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $8.8 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements taken as a whole. We recorded $6.7 million and $3.5 million in earn-out liabilities as of March 31, 2016 and December 31, 2015, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

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

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in
California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of March 31, 2016, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015, subject to court approval and class notice administration before it will be effective. On March 25, 2016, the Court issued an order granting final approval of the settlement. On April 11, 2016, the Court entered the Judgment approving the settlement. The judgment will go into effect on June 1, 2016. Payments to class members will be disbursed in late June or early July.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

9.	Commitments and Contingencies, continued

On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. The parties have engaged in extensive discovery. Plaintiffs filed their motion for class certification on February 12, 2016. The Defendants’ Opposition to the class certification is due in May 2016. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

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
March 31, 2016
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2014		$9,405
Noncontrolling interest expense	$359
Redemption value change	(86)	273
Purchase of noncontrolling interests		(803)
Distribution to noncontrolling interests		(346)
Currency translation adjustment		(195)
Balance as of March 31, 2015		$8,334

Balance as of December 31, 2015		$8,588
Noncontrolling interest expense	$365
Redemption value change	(116)	249
Distribution to noncontrolling interests		(312)
Currency translation adjustment		167
Balance as of March 31, 2016		$8,692

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2014		$11,077
Noncontrolling interest expense	$322
Redemption value change	95	417
Distribution to noncontrolling interests		(386)
Balance as of March 31, 2015		$11,108

Balance as of December 31, 2015		$11,511
Noncontrolling interest expense	$387
Redemption value change	254	641
Distribution to noncontrolling interests		(365)
Balance as of March 31, 2016		$11,787

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

11.	Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, as part of the Board’s Simplification Initiative. The areas for simplification in this Update involves several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)", which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", defers the effective date of Update 2014-09 by one year.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier adoption is permitted. No additional disclosures are required at transition. We do not expect this adoption to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification®; Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®; Section C-Background Information and Basis for Conclusions”. The amendments in this Update affect any entity that enters into a lease with some specified scope exemptions and supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP which did not require lease assets and lease liabilities to be recognized for most leases. The lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. A lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.
The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2016
(Unaudited)

11.	Recent Accounting Pronouncements, continued

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For public business entities, this Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We do not expect this adoption to have a significant impact on our consolidated financial statements.

12.     Subsequent Events

Purchase of Majority Interest in CAPNA

On May 2, 2016, we acquired an 80% ownership interest in Companion Animal Practices, North America (CAPNA) for approximately $344 million. CAPNA, founded in 2010, is located in Las Vegas, Nevada and operates a network of 56 free standing animal hospitals in 18 states.

During April 2016, we borrowed $345 million from our revolving credit facility to fund the CAPNA acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with our condensed, consolidated financial statements provided under Part I, Item I of this Quarterly Report on Form 10-Q. We have included herein statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” or similar expressions. You may find some of these statements below and elsewhere in this report. These forward-looking statements are not historical facts and are inherently uncertain and outside of our control. Any or all of our forward-looking statements in this report may turn out to be incorrect. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change are described throughout this report and in our Annual Report on Form 10-K, particularly in “Risk Factors,” Part I, Item 1A of that report.
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 6, 2016, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after May 6, 2016 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
We are a leading North American animal healthcare company. We provide veterinary services and diagnostic testing services to support veterinary care and we sell diagnostic imaging equipment and other medical technology products and related services to veterinarians. We also franchise a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities.
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2016, our animal hospital network consisted of 703 animal hospitals in 41 states and in four Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2016, our laboratory network consisted of 60 laboratories serving all 50 states and certain areas in Canada.

For the three months ended March 31, 2016, our “All Other” category includes the results of our Medical Technology and Camp Bow Wow operating segments. For the comparable prior periods in 2015, our "All Other" category included the results of operations of our Vetstreet operating segment, which we sold in December 2015. Each of these segments did not meet the materiality thresholds to be considered reportable segments.
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
Executive Overview
During the three months ended March 31, 2016, we experienced increases in consolidated revenue, gross profit and operating income. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 7.6% for the three months ended March 31, 2016, as compared to the same period in the prior year. Our Laboratory internal revenue increased 9.1% for the three months ended March 31, 2016, as compared to the same period in the prior year. Our consolidated operating income increased 24.5% for the three months ended March 31, 2016, as compared to the same period in the prior year. Our consolidated operating margin increased by 150 basis points for the three months ended March 31, 2016, as compared to the same period in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, transaction expenses related to the acquisition of Companion Animal Practices, North America (“CAPNA”) and other discrete items, increased 27.6% for the three months ended March 31, 2016, as compared to the same period in the prior year. Our Non-GAAP consolidated operating margins increased by 200 basis points for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  During the quarter ended March 31, 2016, we elected to deploy our capital on acquisitions and accordingly, no share repurchases were made. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Recent Developments
On May 2, 2016, we acquired an 80% ownership interest in CAPNA for approximately $344 million. CAPNA, founded in 2010, is located in Las Vegas, Nevada and operates a network of 56 free standing animal hospitals in 18 states.

Refer to Note 12, Subsequent Events to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the three months ended March 31, 2016, we acquired $84.0 million of annualized Animal Hospital revenue.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Animal Hospitals:
Beginning of period	682	643
Acquisitions	24	11
Acquisitions, merged	(1)	(2)
Sold, closed or merged	(2)	(2)
End of period	703	650

Laboratories:
Beginning of period	60	59
Acquisitions	—	1
Acquisitions, merged	—	(1)
End of period	60	59

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2015 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 11, Recent Accounting Pronouncements to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Revenue:
Animal Hospital	81.4%	78.7%
Laboratory	18.9	18.8
All Other	3.5	6.9
Intercompany	(3.8)	(4.4)
Total revenue	100.0	100.0
Direct costs	75.7	77.2
Gross profit	24.3	22.8
Selling, general and administrative expense	8.9	8.9
Net loss on sale or disposal of assets	0.1	0.1
Operating income	15.3	13.8
Interest expense, net	1.2	0.9
Income before provision for income taxes	14.1	12.9
Provision for income taxes	5.6	5.0
Net income	8.5	7.9
Net income attributable to noncontrolling interests	0.3	0.2
Net income attributable to VCA Inc.	8.2%	7.7%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	$	% of Total	$	% of Total	% Change
Animal Hospital	$458,623	81.4%	$393,026	78.7%	16.7%
Laboratory	106,727	18.9%	93,972	18.8%	13.6%
All Other	19,413	3.5%	34,227	6.9%	(43.3)%
Intercompany	(21,324)	(3.8)%	(21,772)	(4.4)%	2.1%
Total revenue	$563,439	100.0%	$499,453	100.0%	12.8%

Consolidated revenue increased $64.0 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period. Excluding the impact of acquisitions, revenue increased $25.3 million for the three months ended March 31, 2016, primarily due to organic growth in our Animal Hospital and Laboratory segments. The increase was partially offset by the impact of foreign currency translation. Our Animal Hospital same-store revenue increased 7.6% for the three months ended March 31, 2016, as compared to the same period in the prior year. Our Laboratory internal revenue growth was 9.1% for the three months ended March 31, 2016, as compared to the same period in the prior year.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$385,206	84.0%	$337,542	85.9%	14.1%
Laboratory	50,011	46.9%	45,990	48.9%	8.7%
All Other	12,503	64.4%	22,803	66.6%	(45.2)%
Intercompany	(21,061)	(3.7)%	(20,744)	(4.2)%	(1.5)%
Total direct costs	$426,659	75.7%	$385,591	77.2%	10.7%

Consolidated direct costs increased $41.1 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase was primarily attributable to animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of animal hospital acquisitions, the increase in direct costs was primarily due to compensation related costs, supplies, and rent, predominately in the animal hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$73,417	16.0%	$55,484	14.1%	32.3%
Laboratory	56,716	53.1%	47,982	51.1%	18.2%
All Other	6,910	35.6%	11,424	33.4%	(39.5)%
Intercompany	(263)		(1,028)
Consolidated gross profit	$136,780	24.3%	$113,862	22.8%	20.1%
Intangible asset amortization associated with acquisitions	6,228		5,465
Non-GAAP consolidated gross profit and Non-GAAP gross margin (1)	$143,008	25.4%	$119,327	23.9%	19.8%
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

Consolidated gross profit increased $22.9 million for the three months ended March 31, 2016, as compared to the same period in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $23.7 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins, generated by operating leverage on our fixed costs in our Animal Hospital and Laboratory business segments. The increase in Non-GAAP consolidated gross profit also included $7.7 million of gross profit related to acquisitions consummated since the beginning of the comparable period in the prior year for the three months ended March 31, 2015.
Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $65.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2016	2015	% Change
Same-store facilities:
Orders (1)	2,266	2,206	2.7%
Average revenue per order (2)	$184.58	$176.18	4.8%
Same-store revenue (1)	$418,222	$388,664	7.6%
Business-day adjustment (3)	4,684	—
Acquisitions	39,995	1,666
Closures	133	2,696
Net acquired revenue (4)	$40,128	$4,362
Foreign currency impact	(4,411)	—
Total	$458,623	$393,026	16.7%
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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2016 Business-day adjustment reflects the impact of the one additional day in 2016 as compared to 2015.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period in the prior year. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions.

During the three months ended March 31, 2016, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of positive trends in the companion animal health care industry generally and the impact of certain previously implemented marketing initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. During the three months ended March 31, 2016, we experienced an increase in both the number of lower-priced orders and higher-priced orders.
Price increases, as well as the mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated an increase of 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in November 2015 generally ranged between 4% and 6%.

Direct Costs

Animal Hospital direct costs increased $47.7 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $29.1 million, medical supplies of $8.4 million, rent of $1.8 million and depreciation and amortization of $1.6 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended March 31,
	2016	2015	% Change
Gross profit	$73,417	$55,484	32.3%
Intangible asset amortization associated with acquisitions	5,240	4,570
Non-GAAP gross profit (1)	$78,657	$60,054	31.0%
Gross margin	16.0%	14.1%
Non-GAAP gross margin (1)	17.2%	15.3%

Same-store gross profit	$69,528	$55,745	24.7%
Intangible asset amortization associated with acquisitions	3,731	4,503
Non-GAAP same-store gross profit (1)	$73,259	$60,248	21.6%
Same-store gross margin	16.6%	14.3%
Non-GAAP same-store gross margin (1)	17.5%	15.5%
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

Consolidated Animal Hospital gross profit increased $17.9 million for the three months ended March 31, 2016, as compared to the same period in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $18.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $5.6 million for the three months ended March 31, 2016 and same-store revenue growth.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	% Change
Revenue	$106,727	$93,972	13.6%
Gross profit	$56,716	$47,982	18.2%
Gross margin	53.1%	51.1%
Laboratory revenue increased $12.8 million and for the three months ended March 31, 2016, as compared to the same period in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2016	2015	% Change
Internal growth:
Number of requisitions (1)	3,328	3,141	6.0%
Average revenue per requisition (2)	$30.79	$29.92	2.9%
Total internal revenue (1)	$102,479	$93,972	9.1%
Billing-day adjustment (3)	1,348	—
Acquired revenue (4)	2,900	—
Total	$106,727	$93,972	13.6%
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

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2016 Business-day adjustment reflects the impact of one additional day in 2016 as compared to 2015.

(4)	Acquired revenue represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.

The increase in Laboratory revenue for the three months ended March 31, 2016, as compared to the same period in the prior year, was due to an increase in the number of requisitions and an increase in the average revenue per requisition.  The change in the average revenue per requisition was impacted by price increases in February 2016 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 53.1% and for the three months ended March 31, 2016, as compared to 51.1% for the same period in the prior year. The improvement in gross margins is primarily attributable to leverage on our fixed costs, including transportation costs.

Intercompany Revenue
Laboratory revenue for the three months ended March 31, 2016 included intercompany revenue of $17.5 million, generated by providing laboratory services to our animal hospitals, as compared to $15.2 million for the respective prior year period. All Other revenue for the three months ended March 31, 2016 included intercompany revenue of $5.0 million, generated by providing products and services to our animal hospitals and laboratories, as compared to $7.7 million for the respective prior year period. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

Selling, General and Administrative (SG&A) Expense
SG&A is primarily comprised of costs incurred to support each of our business units. These costs typically include compensation related items for our executive, accounting, legal, information technology, marketing, training, and medical operations departments and in addition, other shared costs such as marketing and rent for corporate facilities.
The following table summarizes our SG&A expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$12,085	2.6%	$11,221	2.9%	7.7%
Laboratory	10,296	9.6%	8,865	9.4%	16.1%
All Other	5,299	27.3%	8,687	25.4%	(39.0)%
Corporate	22,448	4.0%	15,625	3.1%	43.7%
Total SG&A	$50,128	8.9%	$44,398	8.9%	12.9%
Consolidated SG&A expense increased $5.7 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended March 31, 2016, was primarily due to increases in compensation related expenses at our Corporate, Animal Hospital and Laboratory segments of $4.6 million, $1.5 million and $0.8 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. These increases were slightly offset by a decrease in our All Other SG&A expense as a result of the sale of our Vetstreet business at the end of our prior fiscal year.

Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2016		2015
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$60,757	13.2%	$43,969	11.2%	38.2%
Laboratory	46,420	43.5%	39,111	41.6%	18.7%
All Other	1,611	8.3%	2,728	8.0%	(40.9)%
Corporate	(22,436)		(15,651)		(43.4)%
Eliminations	(263)		(1,028)		74.4%
Total GAAP consolidated operating income	$86,089	15.3%	$69,129	13.8%	24.5%
Adjustments to other long-term liabilities	1,954		—
Transaction costs related to the CAPNA acquisition	966		—
Intangible asset amortization associated with acquisitions	6,228		5,526
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin (1)	$95,237	16.9%	$74,655	14.9%	27.6%
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

Consolidated operating income increased by $17.0 million during the three months ended March 31, 2016, as compared to the same period in the prior year. Excluding the impact of the adjustments in the above table, operating income increased by $20.6 million for the three months ended March 31, 2016, as compared to the same period in the prior year. The increase in Non-GAAP consolidated operating income for the three months ended March 31, 2016, were primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs and SG&A is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the three months ended March 31, 2016 and March 31, 2015, amortization expenses associated with acquired intangible assets were $6.2 million and $5.5 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense:
Senior term notes and revolver	$4,165	$3,069
Capital leases and other	1,238	1,376
Amortization of debt costs	433	435
Non-GAAP interest expense (1)	5,836	4,880
Adjustments to other long-term liabilities	1,398	—
Consolidated interest expense	7,234	4,880
Interest income	(139)	(43)
Total consolidated interest expense, net of interest income	$7,095	$4,837
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

The increase in consolidated net interest expense for the three months ended March 31, 2016, as compared to the same period in the prior year, was primarily attributable to an interest expense adjustment related to other long-term liabilities and an increase in the weighted average debt balance of our senior credit facility. The increase in our weighted average debt balance was primarily related to additional drawings from our revolving credit facility, of which $90 million were drawn during the three months ended March 31, 2016. A higher effective LIBOR rate applied against our total credit facility also added to the total increase over the prior year.
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three months ended March 31, 2016 was 40.6%, as compared to 39.1% for the year ended December 31, 2015.
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

There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31, 2016 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and consolidated operating income to Non-GAAP operating income.
Our Non-GAAP adjustments include the following:

•
Adjustments to other long-term liabilities - We recorded a non-cash charge to adjust certain long-term liabilities in our GAAP net income for $3.4 million, of which $2.0 million of related to compensation and $1.4 million related to interest accretion.

•	Discrete tax items - We recorded a non-cash tax adjustment to our income tax liabilities for $1.0 million

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

•	Transaction costs related to the CAPNA acquisition - In the first quarter of 2016, we recorded non-cash transaction costs of $966,000 related to our acquisition of CAPNA.

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended March 31,
	2016	2015
GAAP net income	$46,227	$38,301
Adjustments to other long-term liabilities	3,352	—
Discrete tax items	1,045	—
Transaction costs related to CAPNA acquisition	966	—
Intangible asset amortization associated with acquisitions	6,228	5,526
Tax benefit on above adjustments	(4,128)	(2,163)
Non-GAAP net income	$53,690	$41,664
Non-GAAP diluted earnings per share	$0.66	$0.50
Shares used for computing adjusted diluted earnings per share	81,523	83,373

Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, and (iii) proceeds received from the sale of our imaging equipment and other related services. In addition, prior to its sale, in 2015, we generated cash from payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures, acquisitions and shares repurchases. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At March 31, 2016, our consolidated cash and cash equivalents totaled $74.5 million, representing a decrease of $24.4 million, compared to December 31, 2015. Cash flows generated from operating activities totaled at $93.9 million for the three months ended March 31, 2016, representing an increase of $13.3 million, compared to the three months ended March 31, 2015.
At March 31, 2016, $15.6 million of the $74.5 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. In the future, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of March 31, 2016, we have access to $478 million under our revolving credit facility which allows us to maintain further operating and financial flexibility.

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
Future Cash Flows
Short-Term
We anticipate that our cash on hand, net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing.
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. This plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended March 31, 2016, we did not repurchase any shares under the existing repurchase authorization.

For the year ended 2016, we expect to spend approximately $105 million for both property and equipment additions and capital costs necessary to maintain our existing facilities.

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
Debt Related Covenants
Our senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of March 31, 2016, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At March 31, 2016, we had an interest coverage ratio of 19.63 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by our senior credit facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At March 31, 2016, we had a leverage ratio of 2.15 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00 from March 31, 2016 until December 31, 2016 as defined under the senior credit facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$93,909	$80,625
Investing activities	(193,525)	(50,662)
Financing activities	74,909	(51,703)
Effect of currency exchange rate changes on cash and cash equivalents	299	(365)
Decrease in cash and cash equivalents	(24,408)	(22,105)
Cash and cash equivalents at beginning of period	98,888	81,383
Cash and cash equivalents at end of period	$74,480	$59,278
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $13.3 million for the three months ended March 31, 2016, as compared to the prior-year period. Operating cash flows for the three months ended March 31, 2016 included $47.7 million of net income, net non-cash expenses of $32.1 million and net cash provided as a result of changes in operating assets and liabilities of $14.1 million. The changes in operating assets and liabilities included a $16.9 million decrease in prepaid income taxes, and a $13.0 million increase in accrued payroll and related liabilities, partially offset by a $7.6 million increase in inventory, prepaid expenses and other assets, a $4.8 million decrease in accounts payable and other accrued liabilities, and a $3.3 million increase in trade accounts receivable. The decreases in prepaid income taxes and accounts payable and other accrued liabilities, and the increase in accrued payroll and related liabilities were primarily due to the timing of payment obligations. The increase in inventory, prepaid expenses and other assets was primarily due to increased service agreements entered into by our Laboratory segment, and increased receivables due to invoice processing on behalf of Vetstreet Inc. The increase in trade accounts receivable was primarily due to an increase in Laboratory business segment revenue as compared to the prior-year period.

Net cash provided by operating activities increased by $12.3 million for the three months ended March 31, 2015, as compared to the prior-year period. Operating cash flows for the three months ended March 31, 2015 included $39.6 million of net income, net non-cash expense of $24.0 million and net cash provided as a result of changes in operating assets and liabilities of $17.0 million. The changes in operating assets and liabilities included a $21.6 million change in income taxes consisting primarily of a $19.0 million decrease in prepaid taxes, a $14.1 million increase in accrued payroll and related liabilities, and a $2.9 million decrease in inventory, prepaid expenses and other assets, partially offset by a $14.6 million increase in trade accounts receivable, and a $7.0 million decrease in accounts payable and accrued liabilities. The decreases in prepaid income taxes and accounts payable and accrued liabilities, and the increase in accrued payroll and related liabilities were primarily due to the timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in Laboratory business segment revenue as compared to the prior-year period. The decrease in inventory, prepaid expenses and other assets was primarily due to the depletion of certain products, and shipments clearing that were in-transit as of year-end.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(160,385)	$(33,652)	$(126,733)	(1)
Property and equipment additions	(25,806)	(16,526)	(9,280)	(2)
Proceeds from sale or disposal of assets	12	92	(80)
Other	(7,346)	(576)	(6,770)	(3)
Net cash used in investing activities	$(193,525)	$(50,662)	$(142,863)
 ____________________________

(1)	The number of acquisitions will vary from period to period based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)
We issued a $3.5 million note receivable in connection with the acquisition of CAPNA, which closed on May 2, 2016. A discussion of this acquisition is provided in Note 12, Subsequent Events to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We paid $3.8 million in connection with our acquisition holdbacks. Payouts will vary from period-to-period based on the timing of each acquisition and the acquisition holdback period.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Financing Cash Flows:
Repayment of long-term obligations	$(9,678)	$(5,165)	$(4,513)	(1)
Proceeds from revolving credit facility	90,000	—	90,000	(2)
Distributions to noncontrolling interest partners	(1,238)	(1,325)	87
Purchase of noncontrolling interests	(3,730)	(1,483)	(2,247)	(3)
Proceeds from issuance of common stock under stock incentive plans	286	404	(118)
Excess tax benefits from stock based compensation	445	791	(346)
Stock repurchases	(843)	(44,845)	44,002	(4)
Other	(333)	(80)	(253)
Net cash provided by (used in) financing activities	$74,909	$(51,703)	$126,612
____________________________

(1)	The repayment of long-term obligations consists primarily of $8.3 million in scheduled senior-term note principal and capital lease payments.

(2)	The $90.0 million borrowed from our revolving credit facility was primarily used to fund our individual hospital acquisitions.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(4)
For the three months ended March 31, 2016, the cash paid for stock repurchases related to income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock. For the three months ended March 31, 2015, the cash paid for stock repurchases included both the repurchase of our common shares in accordance with our share repurchase program of $43.3 million, and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2015 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of March 31, 2016 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$899,730	$30,230	$97,500	$772,000	$—
Variable cash interest expense Term A(1)	55,538	17,205	32,232	6,101	—
	$955,268	$47,435	$129,732	$778,101	$—

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of March 31, 2016.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of March 31, 2016, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
Senior Credit Facility
At March 31, 2016, we had $578 million in principal outstanding under our senior term notes and $322 million in borrowings outstanding under our revolving credit facility.
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
Other Debt and Capital Lease Obligations
At March 31, 2016, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $3.9 million and $54.8 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2016 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, of our 2015 Annual Report on Form 10-K.

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

On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in
California. The lawsuit seeks to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties have an agreement in principle to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of March 31, 2016, we have accrued the remaining fifty percent. The proposed settlement, when and if it becomes effective, would not be an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions have agreed upon the terms of this proposed settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015. The proposed settlement remains subject to court approval and class notice administration before it will be effective. On March 25, 2016, the Court issued an order granting final approval of the settlement. On April 11, 2016, the Court entered the Judgment approving the settlement. The judgment will go into effect on June 1, 2016. Payments to class members will be disbursed in late June or early July.

On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. The parties have engaged in extensive discovery. Plaintiffs filed their motion for class certification on February 12, 2016. The Defendants’ Opposition to the class certification is due in May 2016. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2015 Annual Report on Form 10-K.

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

The following table provides information on shares of our common stock we repurchased during the quarter ended March 31, 2016:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

January 1, 2016 to January 31,2016	—	$—	—	$101,058,831
February 1, 2016 to February 29, 2016	17,256	$51.55	—	$101,058,831
March 1, 2016 to March 31, 2016	—	$—	—	$101,058,831
	17,256	$51.55	—	$101,058,831

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. Of these shares, no shares were repurchased in the open market or in block trades pursuant to a previously-announced share repurchase program (see (4) below). The repurchases in the table above represent shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units. These shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2016.

Date:	May 6, 2016	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document