Form 10-Q
period 2016-06-30
VCA INC
filed 2016-08-05
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 80,865,923 shares as of August 1, 2016.

VCA Inc. and Subsidiaries
Form 10-Q
June 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$109,684	$98,888
Trade accounts receivable, less allowance for uncollectible accounts of $22,715 and $21,775 at June 30, 2016 and December 31, 2015, respectively	83,157	76,634
Inventory	61,829	51,523
Prepaid expenses and other	36,221	30,521
Prepaid income taxes	1,153	24,598
Total current assets	292,044	282,164
Property and equipment, net	564,034	507,753
Goodwill	1,963,377	1,517,650
Other intangible assets, net	257,648	97,377
Notes receivable	2,173	2,194
Other	99,851	93,994
Total assets	$3,179,127	$2,501,132
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$25,980	$33,623
Accounts payable	53,177	52,337
Accrued payroll and related liabilities	80,817	75,519
Other accrued liabilities	81,907	70,828
Total current liabilities	241,881	232,307
Long-term debt, net	1,279,453	832,718
Deferred income taxes, net	130,209	131,478
Other liabilities	39,236	36,084
Total liabilities	1,690,779	1,232,587
Commitments and contingencies
Redeemable noncontrolling interests	12,053	11,511
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 80,863 and 80,764 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	81	81
Additional paid-in capital	28,696	19,708
Retained earnings	1,385,484	1,275,207
Accumulated other comprehensive loss	(37,827)	(50,034)
Total VCA Inc. stockholders’ equity	1,376,434	1,244,962
Noncontrolling interests	99,861	12,072
Total equity	1,476,295	1,257,034
Total liabilities and equity	$3,179,127	$2,501,132

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$653,489	$548,785	$1,216,928	$1,048,238
Direct costs	489,541	407,938	916,200	793,529
Gross profit	163,948	140,847	300,728	254,709
Selling, general and administrative expense	48,190	44,485	98,318	88,883
Net (gain) loss on sale or disposal of assets	(271)	(819)	292	(484)
Operating income	116,029	97,181	202,118	166,310
Interest expense, net	7,867	5,104	14,962	9,941
Debt retirement costs	1,600	—	1,600	—
Other (income) expense	(600)	(37)	(864)	29
Income before provision for income taxes	107,162	92,114	186,420	156,340
Provision for income taxes	40,736	36,191	72,272	60,864
Net income	66,426	55,923	114,148	95,476
Net income attributable to noncontrolling interests	2,376	1,624	3,871	2,876
Net income attributable to VCA Inc.	$64,050	$54,299	$110,277	$92,600
Basic earnings per share	$0.79	$0.66	$1.36	$1.13
Diluted earnings per share	$0.78	$0.65	$1.35	$1.11
Weighted-average shares outstanding for basic earnings per share	80,835	81,956	80,806	82,150
Weighted-average shares outstanding for diluted earnings per share	81,729	83,084	81,630	83,227

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (1)	$66,426	$55,923	$114,148	$95,476
Other comprehensive income:
Foreign currency translation adjustments	32	4,411	12,630	(11,269)
Other comprehensive income (loss)	32	4,411	12,630	(11,269)
Total comprehensive income	66,458	60,334	126,778	84,207
Comprehensive income attributable to noncontrolling interests (1)	2,446	1,761	4,294	2,541
Comprehensive income attributable to VCA Inc.	$64,012	$58,573	$122,484	$81,666
____________________________

(1)
Includes approximately $2.1 million and $1.6 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621
Net income (excludes $877 and $749 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	92,600	—	1,250	93,850
Other comprehensive loss (excludes $136 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(10,934)	(199)	(11,133)
Formation of noncontrolling interests	—	—	—	—	—	(14)	(14)
Distribution to noncontrolling interests	—	—	—	—	—	(1,118)	(1,118)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	8,269	—	—	—	8,269
Issuance of common stock under stock incentive plans	376	—	679	—	—	—	679
Stock repurchases	(1,865)	(2)	(96,672)	—	—	—	(96,674)
Excess tax benefit from share-based compensation	—	—	4,729	—	—	—	4,729
Balances, June 30, 2015	81,448	$81	$72,590	$1,156,758	$(30,331)	$10,421	$1,209,519

Balances, December 31, 2015	80,764	$81	$19,708	$1,275,207	$(50,034)	$12,072	$1,257,034
Net income (excludes $1,300 and $827 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	110,277	—	1,744	112,021
Other comprehensive income (excludes $168 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	12,207	255	12,462
Formation of noncontrolling interests	—	—	—	—	—	88,949	88,949
Distribution to noncontrolling interests	—	—	—	—	—	(1,166)	(1,166)
Purchase of noncontrolling interests	—	—	(1,822)	—	—	(1,908)	(3,730)
Share-based compensation	—	—	9,104	—	—	—	9,104
Issuance of common stock under stock incentive plans	117	—	1,122	—	—	—	1,122
Stock repurchases	(18)	—	(843)	—	—	—	(843)
Excess tax benefit from share-based compensation	—	—	1,421	—	—	—	1,421
Other	—	—	6	—	—	(85)	(79)
Balances, June 30, 2016	80,863	$81	$28,696	$1,385,484	$(37,827)	$99,861	$1,476,295

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$114,148	$95,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,978	40,163
Amortization of debt issue costs	865	870
Provision for uncollectible accounts	2,891	3,379
Debt retirement costs	1,600	—
Net loss (gain) on sale or disposal of assets	292	(484)
Share-based compensation	9,104	8,269
Excess tax benefits from share-based compensation	(1,421)	(4,729)
Other	6,665	(658)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,065)	(24,217)
Inventory, prepaid expenses and other assets	(15,607)	(8,942)
Accounts payable and other accrued liabilities	5,889	(4,196)
Accrued payroll and related liabilities	2,817	8,300
Income taxes	23,557	16,525
Net cash provided by operating activities	190,713	129,756
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(540,878)	(66,529)
Property and equipment additions	(58,814)	(34,521)
Proceeds from sale or disposal of assets	282	6,164
Other	(4,924)	205
Net cash used in investing activities	(604,334)	(94,681)
Cash flows from financing activities:
Repayment of long-term obligations	(1,256,250)	(7,924)
Proceeds from issuance of long-term obligations	1,255,000	—
Proceeds from revolving credit facility	435,000	61,000
Payment of financing costs	(3,829)	—
Distribution to noncontrolling interests	(2,554)	(2,447)
Purchase of noncontrolling interests	(3,730)	(1,493)
Proceeds from issuance of common stock under stock incentive plans	1,122	679
Excess tax benefits from share-based compensation	1,421	4,729
Stock repurchases	(843)	(96,674)
Other	(1,233)	(80)
Net cash provided by (used in) financing activities	424,104	(42,210)
Effect of currency exchange rate changes on cash and cash equivalents	313	78
Increase (decrease) in cash and cash equivalents	10,796	(7,057)
Cash and cash equivalents at beginning of period	98,888	81,383
Cash and cash equivalents at end of period	$109,684	$74,326

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Continued) (Unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid	$12,272	$8,907
Income taxes paid	$47,326	$44,253

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2016
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
Our Animal Hospitals offer a full range of general medical and surgical services for companion animals. Our Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2016, we operated or managed 767 animal hospitals throughout 43 states and five Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2016, we operated 60 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of June 30, 2016, there were 129 Camp Bow Wow franchise locations operating in 34 states and one Canadian province.
On December 31, 2015, our company sold substantially all of the assets of Vetstreet Inc. ("Vetstreet") to a subsidiary of Henry Schein, Inc.. Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business. Prior to the sale of Vetstreet, its results of operations were included in our "All Other" category.
On May 1, 2016, we acquired an 80% ownership interest in Companion Animal Practices, North America ("CAPNA"). CAPNA, founded in 2010, is located in Las Vegas, Nevada and operates a network of 56 free standing animal hospitals in 18 states. CAPNA's results of operations are included in our Animal Hospital segment.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

2.	Basis of Presentation, continued

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2016 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2015
Goodwill	$1,402,106	$101,269	$144,332	$1,647,707
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,402,106	101,269	14,275	1,517,650
Goodwill acquired	434,323	—	512	434,835
Foreign translation adjustment	9,034	32	—	9,066
Other (1)	1,826	—	—	1,826
Balance as of June 30, 2016
Goodwill	1,847,289	101,301	144,844	2,093,434
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,847,289	$101,301	$14,787	$1,963,377
 ____________________________

(1)	"Other" consists primarily of measurement period adjustments.

Other Intangible Assets
Our acquisition related amortizable intangible assets at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$265,385	$(61,093)	$204,292	$116,082	$(48,821)	$67,261
Covenants not-to-compete	20,785	(6,083)	14,702	12,435	(4,779)	7,656
Favorable lease assets	9,461	(5,644)	3,817	9,441	(5,440)	4,001
Technology	1,377	(697)	680	1,377	(589)	788
Trademarks	25,866	(5,328)	20,538	10,551	(4,086)	6,465
Franchise rights	11,730	(2,151)	9,579	11,730	(1,564)	10,166
Total	$334,604	$(80,996)	$253,608	$161,616	$(65,279)	$96,337

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Aggregate amortization expense	$9,798	$5,858	$16,026	$11,384
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2016 and each of the succeeding years thereafter, as of June 30, 2016, is as follows (in thousands):

Finite-lived intangible assets:
Remainder of 2016	$21,950
2017	39,150
2018	35,719
2019	32,723
2020	27,868
Thereafter	96,198
Total	$253,608
Indefinite-lived intangible assets:
Trademarks	4,040
Total intangible assets	$257,648

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015
Animal Hospitals:
Acquisitions	93	23
Acquisitions, merged	(3)	(2)
Sold, closed or merged	(5)	(7)
Net increase	85	14

Laboratories:
Acquisitions	—	1
Acquisitions, merged	—	(1)
Net increase	—	—

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions
The purchase price allocations for some of the 2016 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals and labs acquired during the six months ended June 30, 2016 and 2015, respectively, (in thousands):

	Six Months Ended June 30,
	2016	2015
Consideration:
Cash	$188,329	$66,229
Cash acquired	(970)	—
Cash, net of cash acquired	$187,359	$66,229
Assumed debt	2,601	6,250
Holdbacks	4,148	2,522
Earn-outs	4,002	—
Fair value of total consideration transferred	$198,110	$75,001

Allocation of the Purchase Price:
Tangible assets	$21,521	$5,064
Identifiable intangible assets (1)	24,325	24,144
Goodwill (2)	153,012	46,440
Other liabilities assumed	(437)	(647)
Fair value of assets acquired and liabilities assumed	$198,421	$75,001
Noncontrolling interest	(311)	—
Total	$198,110	$75,001
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately five years, seven years and five years, respectively.

(2)	We expect that $146.9 million and $35.5 million of the goodwill recorded for these acquisitions, as of June 30, 2016 and 2015, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of Abaxis Veterinary Reference Laboratory ("AVRL") for total consideration of $21.0 million.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

4.	Acquisitions, continued

CAPNA Acquisition
On May 1, 2016, we acquired an 80% ownership interest in CAPNA for a preliminary purchase price of $351.1 million. CAPNA, founded in 2010, is located in Las Vegas, Nevada and at the time of its acquisition, operated a network of 56 free standing animal hospitals in 18 states.

The following table summarizes the preliminary purchase price and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$353,554
Cash acquired	(3,405)
Cash, net of cash acquired	$350,149
Holdbacks	1,000
Fair value of total consideration transferred	$351,149

Allocation of the Purchase Price:
Tangible assets	$13,548
Identifiable intangible assets (1)	147,500
Goodwill (2)	281,311
Other liabilities assumed	(2,572)
Fair value of assets acquired and liabilities assumed	$439,787
Noncontrolling interest	(88,638)
Total	$351,149
____________________________

(1)
Identifiable intangible assets primarily include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately nine years. The amortization periods for customer relationships, trademarks and covenants is ten years, five years and five years, respectively.

(2)	As of June 30, 2016, we expect that $225.0 million of goodwill recorded for this acquisition will be deductible for income tax purposes.

The purchase price allocation for CAPNA is preliminary and is pending the valuation of certain items including, but not limited to, tangible and intangible assets, capital leases, operating leases, deferred income taxes and the noncontrolling interest. The final valuation of the net assets acquired, liabilities assumed and noncontrolling interest is expected to be completed as soon as practicable, but no later than one year from the date of acquisition.

Pro Forma Information
The following pro forma financial information for the three and six months ended June 30, 2016 and 2015 presents (i) the actual results of operations of our 2016 acquisitions and (ii) the combined results of operations for our company and our 2016 acquisitions as if those acquisitions had been completed on April 1, 2015 and January 1, 2015, the first day of the comparable prior reporting periods, respectively. The pro forma financial information considers principally (i) our company’s financial results, (ii) the historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

4. Acquisitions, continued

amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on April 1, 2015 and January 1, 2015. The pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior reporting periods.

In addition, the pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
(In thousands):
Results of acquired businesses included in our three months ended
June 30, 2016 actuals	$57,148	$3,864
2016 supplemental pro forma from April 1, 2016 to June 30, 2016 (1)	$670,796	$64,324
2015 supplemental pro forma from April 1, 2015 to June 30, 2015 (1)	$624,277	$57,579

Results of acquired businesses included in our six months ended
June 30, 2016 actuals	$68,776	$4,749
2016 supplemental pro forma from January 1, 2016 to June 30, 2016 (2)	$1,293,470	$112,222
2015 supplemental pro forma from January 1, 2015 to June 30, 2015 (2)	$1,205,712	$97,319
____________________________

(1)
2016 supplemental pro forma net income attributable to VCA was adjusted to exclude $0.2 million of acquisition-related costs incurred during the three months ended June 30, 2016. 2015 supplemental pro forma net income attributable to VCA was adjusted to include these charges.

(2)
2016 supplemental pro forma net income attributable to VCA was adjusted to exclude $1.2 million of acquisition-related costs incurred during the six months ended June 30, 2016. 2015 supplemental pro forma net income attributable to VCA was adjusted to include these charges.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Deferred revenue	$16,645	$14,647
Holdbacks and earn-outs	13,674	9,959
Accrued other insurance	5,950	5,013
Deferred rent	5,371	4,791
Accrued health insurance	5,014	4,952
Miscellaneous accrued taxes (1)	5,001	3,317
Accrued workers' compensation	4,019	3,212
Accrued accounting and legal fees	3,415	2,697
Customer deposits	1,966	2,971
Accrued lease payments	1,988	1,536
Other	18,864	17,733
	$81,907	$70,828
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations
New Senior Credit Facility

On June 29, 2016 we entered into a new senior credit facility with various lenders for approximately $1.7 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Suntrust Bank, and Wells Fargo Bank, National Association as co-syndication agents (the "New Senior Credit Facility). The New Senior Credit Facility replaced our previous senior credit facility which provided for $600 million of term notes and an $800 million revolving credit facility. The New Senior Credit Facility provides for $880 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. In addition to refinancing all outstanding amounts under our previous senior credit facility, borrowings under our New Senior Credit Facility may be used for general corporate purchases, including permitted share repurchases. At June 30, 2016, we had $375 million in outstanding borrowings under the new senior secured revolving facility, which funds were used together with the proceeds from the $880 million of new senior secured term notes to refinance amounts outstanding under our previous senior credit facility.

In connection with the New Senior Credit Facility, we incurred $3.8 million in financing costs, of which approximately $3.2 million were capitalized as deferred financing costs. The remaining $0.6 million of financing costs were expensed as debt retirement costs, along with an additional $1.0 million of previously capitalized deferred financing costs associated with lenders under our previous senior credit facility who are not lenders under our New Senior Credit Facility.

During the current fiscal year, ASU 2015-03 and ASU 2015-15 were adopted. In accordance with ASU 2015-03, the table below presents debt issuance costs as a direct deduction from the face amount of the corresponding notes in the current period and retrospectively in the prior fiscal year end.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

6.	Long-Term Obligations, continued

Long-term obligations consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

		June 30, 2016	December 31, 2015
Senior term notes	Principal amount	$880,000	$585,000
	Less unamortized debt issuance costs	(2,937)	(2,408)
	Senior term notes less unamortized debt issuance costs, secured by assets, variable interest rate (2.22% and 1.92% at June 30, 2016 and December 31, 2015, respectively) (1)	$877,063	$582,592
Revolving credit	Principal amount	$375,000	$232,000
	Less unamortized debt issuance costs	(4,549)	(3,725)
	Revolving line of credit less unamortized debt issuance costs, secured by assets, variable interest rate (2.24% and 1.92% at June 30, 2016 and December 31, 2015, respectively) (1)	$370,451	$228,275
Secured seller note	Notes payable matures in 2016, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	1,247,744	811,097
	Capital lease obligations and other debt	57,689	55,244
		1,305,433	866,341
	Less — current portion	(25,980)	(33,623)
		$1,279,453	$832,718
____________________________

(1)
Notes payable and the revolving line of credit at June 30, 2016 mature in 2021 under the New Senior Credit Facility. Notes payable and the revolving line of credit at December 31, 2015 were due to mature in 2019 under the previous senior credit facility dated August 27, 2014.

Interest Rate. In general, borrowings under the New Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.75% (Pricing Tier 2, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.75% (Pricing Tier 2, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended September 30, 2016, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

6.	Long-Term Obligations, continued

Pricing Tier	Consolidated Leverage Ratio	Applicable Margin for Eurodollar Loans/Letter of Credit Fees	Applicable Margin for Base Rate Loans	Commitment Fee
1	≥ 3.50:1.00	2.00%	1.00%	0.40%
2	< 3.50:1.00 and ≥ 2.75:1.00	1.75%	0.75%	0.35%
3	< 2.75:1.00 and ≥ 1.75:1.00	1.50%	0.50%	0.30%
4	< 1.75:1.00 and ≥ 1.00:1.00	1.25%	0.25%	0.25%
5	< 1.00:1.00	1.00%	—%	0.25%

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

Maturity and Principal Payments. The senior term notes mature on June 29, 2021. Principal payments on the senior term notes of $5.5 million are due each calendar quarter from September 30, 2016 to and including June 30, 2017, $11.0 million are due each calendar quarter from September 30, 2017 to and including June 30, 2019, $16.5 million are due each calendar quarter from September 30, 2019 to and including June 30, 2020 and $22.0 million are due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time and is applied to the unused portion of the commitment. The revolving credit facility matures on June 29, 2021. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At June 30, 2016, we had borrowings of $375.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for our senior credit facility (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Senior term notes	$11,000	$33,000	$44,000	$55,000	$77,000	$660,000
Revolving loans	—	—	—	—	—	375,000
	$11,000	$33,000	$44,000	$55,000	$77,000	$1,035,000

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

Debt Covenants. The New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the New Senior Credit Facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At June 30, 2016, we had a interest coverage ratio of 19.09 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.68 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00.

7.    Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to VCA Inc. by the weighted-

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

7.    Calculation of Earnings per Share, continued
average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to VCA Inc.	$64,050	$54,299	$110,277	$92,600
Weighted-average common shares outstanding:
Basic	80,835	81,956	80,806	82,150
Effect of dilutive potential common shares:
Stock options	295	334	294	337
Non-vested shares and units	599	794	530	740
Diluted	81,729	83,084	81,630	83,227
Basic earnings per common share	$0.79	$0.66	$1.36	$1.13
Diluted earnings per common share	$0.78	$0.65	$1.35	$1.11
For the three months ended June 30, 2016, there were 21,122 potential shares excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. There were no potential common shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2015.
For the six months ended June 30, 2016 and 2015, potential common shares of 24,047 and 38,120, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

8.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended June 30, 2016
External revenue	$540,376	$93,265	$18,656	$—	$1,192	$653,489
Intercompany revenue	—	18,795	4,741	—	(23,536)	—
Total revenue	540,376	112,060	23,397	—	(22,344)	653,489
Direct costs	445,697	51,513	14,480	—	(22,149)	489,541
Gross profit	94,679	60,547	8,917	—	(195)	163,948
Selling, general and administrative expense	14,277	9,702	6,022	18,189	—	48,190
Operating income (loss) before sale or disposal of assets	80,402	50,845	2,895	(18,189)	(195)	115,758
Net (gain) loss on sale or disposal of assets	(132)	(35)	3	(107)	—	(271)
Operating income (loss)	$80,534	$50,880	$2,892	$(18,082)	$(195)	$116,029
Depreciation and amortization	$21,875	$2,839	$904	$668	$(597)	$25,689
Property and equipment additions	$25,486	$4,750	$1,485	$2,336	$(1,049)	$33,008
Three Months Ended June 30, 2015
External revenue	$435,376	$89,707	$22,818	$—	$884	$548,785
Intercompany revenue	—	16,515	5,851	—	(22,366)	—
Total revenue	435,376	106,222	28,669	—	(21,482)	548,785
Direct costs	361,991	49,519	17,280	—	(20,852)	407,938
Gross profit	73,385	56,703	11,389	—	(630)	140,847
Selling, general and administrative expense	10,453	9,487	7,741	16,804	—	44,485
Operating income (loss) before sale or disposal of assets	62,932	47,216	3,648	(16,804)	(630)	96,362
Net (gain) loss on sale or disposal of assets	(914)	35	11	49	—	(819)
Operating income (loss)	$63,846	$47,181	$3,637	$(16,853)	$(630)	$97,181
Depreciation and amortization	$16,440	$2,705	$1,176	$575	$(530)	$20,366
Property and equipment additions	$13,995	$2,862	$500	$1,512	$(874)	$17,995

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

8.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Six Months Ended June 30, 2016
External revenue	$998,999	$182,505	$33,110	$—	$2,314	$1,216,928
Intercompany revenue	—	36,282	9,700	—	(45,982)	—
Total revenue	998,999	218,787	42,810	—	(43,668)	1,216,928
Direct costs	830,903	101,524	26,983	—	(43,210)	916,200
Gross profit	168,096	117,263	15,827	—	(458)	300,728
Selling, general and administrative expense	26,362	19,998	11,321	40,637	—	98,318
Operating income (loss) before sale or disposal of assets	141,734	97,265	4,506	(40,637)	(458)	202,410
Net loss (gain) on sale or disposal of assets	443	(35)	3	(119)	—	292
Operating income (loss)	$141,291	$97,300	$4,503	$(40,518)	$(458)	$202,118
Depreciation and amortization	$39,448	$5,620	$1,787	$1,306	$(1,183)	$46,978
Property and equipment additions	$44,030	$9,402	$2,092	$5,187	$(1,897)	$58,814
Six Months Ended June 30, 2015
External revenue	$828,402	$168,516	$49,351	$—	$1,969	$1,048,238
Intercompany revenue	—	31,678	13,545	—	(45,223)	—
Total revenue	828,402	200,194	62,896	—	(43,254)	1,048,238
Direct costs	699,533	95,509	40,083	—	(41,596)	793,529
Gross profit	128,869	104,685	22,813	—	(1,658)	254,709
Selling, general and administrative expense	21,674	18,352	16,428	32,429	—	88,883
Operating income (loss) before sale or disposal of assets	107,195	86,333	6,385	(32,429)	(1,658)	165,826
Net (gain) loss on sale or disposal of assets	(620)	41	20	75	—	(484)
Operating income (loss)	$107,815	$86,292	$6,365	$(32,504)	$(1,658)	$166,310
Depreciation and amortization	$32,512	$5,209	$2,328	$1,167	$(1,053)	$40,163
Property and equipment additions	$26,077	$6,078	$1,300	$2,576	$(1,510)	$34,521

At June 30, 2016
Total assets	$2,888,883	$326,719	$68,336	$1,338,562	$(1,443,373)	$3,179,127
At December 31, 2015
Total assets	$2,186,959	$306,296	$73,491	$471,112	$(536,726)	$2,501,132

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

9.	Commitments and Contingencies

We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $8.5 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements taken as a whole. We recorded $6.5 million and $3.5 million in earn-out liabilities as of June 30, 2016 and December 31, 2015, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

b.	Legal Proceedings
On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of eight claims of the complaint, including the claims for failure to pay regular and overtime wages. A PAGA claim remains however it is unlikely to remain viable given the Court’s ruling that meal and rest break claims are individualized. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit sought to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit sought damages, statutory penalties, and other relief, including

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

9.	Commitments and Contingencies, continued
attorneys' fees and costs. The parties agreed to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of June 30, 2016, we have accrued the remaining fifty percent. The settlement is not an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions agreed to the settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015 and issued an order granting final approval of the settlement on March 25, 2016. On April 11, 2016, the Court entered the Judgment approving the settlement and the judgment went into effect on June 1, 2016. The final settlement amount was $903,338.92 half of which was paid by DSA pursuant to our agreement. Payments to class members were made in early July 2016 and this matter is now closed.
On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. The parties have engaged in extensive discovery. Plaintiffs filed their motion for class certification on February 12, 2016. The Defendants’ Opposition to the class certification is due in May 2016. As of late July 2016, VCA has filed a reply to Defendants’ Opposition to class certification as well as a Summary Judgment Motion and Reply to Defendants’ Opposition to the Summary Judgment Motion. A hearing on class certification and summary judgment is scheduled for mid-August. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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
June 30, 2016
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2014		$9,405
Noncontrolling interest expense	$749
Redemption value change	(78)	671
Purchase of noncontrolling interests		(803)
Distribution to noncontrolling interests		(728)
Currency translation adjustment		(136)
Balance as of June 30, 2015		$8,409

Balance as of December 31, 2015		$8,588
Noncontrolling interest expense	$827
Redemption value change	16	843
Distribution to noncontrolling interests		(761)
Currency translation adjustment		168
Balance as of June 30, 2016		$8,838

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2014		$11,077
Noncontrolling interest expense	$681
Redemption value change	196	877
Distribution to noncontrolling interests		(771)
Balance as of June 30, 2015		$11,183

Balance as of December 31, 2015		$11,511
Noncontrolling interest expense	$820
Redemption value change	480	1,300
Distribution to noncontrolling interests		(758)
Balance as of June 30, 2016		$12,053

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

11.	Recent Accounting Pronouncements

In May 2016, the FASB issued Accounting Standards Update (ASU) 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to improve the guidance on Topic 606 in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements of this ASU are the same as ASU 2014-09. Since the effective date of ASU 2014-09 was deferred by ASU 2015-14 by one year, ASU 2014-09 and ASU 2016-10 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted only as of annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update (ASU) 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update).” This ASU rescinds the SEC paragraphs contained on Topics 605 and 815 pursuant to the SEC Staff Announcements at the March 3, 2016 EITF meeting. This ASU is effective upon the adoption of both ASU 2014-09 and 2014-16. ASU 2014-16 was effective for fiscal years beginning after December 15, 2015 and is not applicable to us. Please refer to the discussion below on ASU 2016-10 for the effective date of ASU 2014-09.

In April 2016, the FASB issued Accounting Standards Update (ASU) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify some issues on Topic 606 that arose on the identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements of this ASU are the same as ASU 2014-09. Since the effective date of ASU 2014-09 was deferred by ASU 2015-14 by one year, ASU 2014-09 and ASU 2016-10 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted only as of annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as part of the Board’s Simplification Initiative. The areas for simplification in this Update involves several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2016
(Unaudited)

11.	Recent Accounting Pronouncements, continued

has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier adoption is permitted. No additional disclosures are required at transition. We do not expect this adoption to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification®; Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®; Section C-Background Information and Basis for Conclusions.” The amendments in this Update affect any entity that enters into a lease with some specified scope exemptions and supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP which did not require lease assets and lease liabilities to be recognized for most leases. The lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. A lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.
The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For public business entities, this Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We do not expect this adoption to have a significant impact on our consolidated financial statements.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 5, 2016, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after August 5, 2016 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2016, our animal hospital network consisted of 767 animal hospitals in 43 states and in five Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2016, our laboratory network consisted of 60 laboratories serving all 50 states and certain areas in Canada.

For the three and six months ended June 30, 2016, our “All Other” category includes the results of our Medical Technology and Camp Bow Wow operating segments. For the comparable prior periods in 2015, our "All Other" category included the results of operations of our Vetstreet operating segment, which we sold in December 2015. Each of these segments did not meet the materiality thresholds to be considered reportable segments.
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
Executive Overview
During the three and six months ended June 30, 2016, we experienced increases in consolidated revenue, gross profit and operating income. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 6.3% and 7.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 5.5% and 7.1% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Our consolidated operating income increased 19.4% and 21.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Our consolidated operating margin increased by 10 basis points and 70 basis points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, transaction expenses related to the acquisition of an 80% interest in Companion Animal Practices, North America (“CAPNA”), other discrete items and debt retirement costs, increased 22.3% and 24.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating margins increased by 50 basis points and 120 basis points for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  During the quarter and year ended June 30, 2016, we elected to deploy our capital to fund acquisitions and accordingly, no share repurchases were made. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Recent Developments
On May 1, 2016, we acquired an 80% ownership interest in CAPNA for approximately $351.1 million. CAPNA, founded in 2010, is located in Las Vegas, Nevada and operates a network of 56 free standing animal hospitals in 18 states.
On June 29, 2016, we entered into a new senior credit facility with various lenders for approximately $1.7 billion of senior secured credit facilities. The New Senior Credit Facility replaced our previous senior credit facility which provided for $600 million of term notes and a $800 million revolving credit facility. The New Senior Credit Facility provides for $880 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to borrow, on a same-day notice under a swing line, the lesser of $25 million and the aggregate unused amount of the revolving credit facility then in effect. Refer to Note 6, Long-Term Obligations to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the six months ended June 30, 2016, we acquired $107.8 million and $178.3 million of annualized Animal Hospital revenue for independent animal hospitals and CAPNA, respectively.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015
Animal Hospitals:
Beginning of period	682	643
Acquisitions	37	23
CAPNA acquisition	56	—
Acquisitions, merged	(3)	(2)
Sold, closed or merged	(5)	(7)
End of period	767	657

Laboratories:
Beginning of period	60	59
Acquisitions	—	1
Acquisitions, merged	—	(1)
End of period	60	59

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2015 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 11, Recent Accounting Pronouncements to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Animal Hospital	82.7%	79.3%	82.1%	79.0%
Laboratory	17.1	19.4	18.0	19.1
All Other	3.6	5.2	3.5	6.0
Intercompany	(3.4)	(3.9)	(3.6)	(4.1)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	74.9	74.3	75.3	75.7
Gross profit	25.1	25.7	24.7	24.3
Selling, general and administrative expense	7.4	8.1	8.1	8.5
Net gain on sale or disposal of assets	(0.1)	(0.1)	—	(0.1)
Operating income	17.8	17.7	16.6	15.9
Interest expense, net	1.2	0.9	1.3	1.0
Debt retirement costs	0.2	—	0.1	—
Other income	—	—	(0.1)	—
Income before provision for income taxes	16.4	16.8	15.3	14.9
Provision for income taxes	6.2	6.6	5.9	5.8
Net income	10.2	10.2	9.4	9.1
Net income attributable to noncontrolling interests	0.4	0.3	0.3	0.3
Net income attributable to VCA Inc.	9.8%	9.9%	9.1%	8.8%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015			2016		2015
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$540,376	82.7%	$435,376	79.3%	24.1%	$998,999	82.1%	$828,402	79.0%	20.6%
Laboratory	112,060	17.1%	106,222	19.4%	5.5%	218,787	18.0%	200,194	19.1%	9.3%
All Other	23,397	3.6%	28,669	5.2%	(18.4)%	42,810	3.5%	62,896	6.0%	(31.9)%
Intercompany	(22,344)	(3.4)%	(21,482)	(3.9)%	(4.0)%	(43,668)	(3.6)%	(43,254)	(4.1)%	(1.0)%
Total revenue	$653,489	100.0%	$548,785	100.0%	19.1%	$1,216,928	100.0%	$1,048,238	100.0%	16.1%

Consolidated revenue increased $104.7 million and $168.7 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The increases in revenue were primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable periods in the prior year. Excluding the impact of acquisitions, revenue increased $24.8 million and $50.1 million for the three and six months ended June 30, 2016, respectively, primarily due to organic growth in our Animal Hospital and Laboratory segments. The increases were partially offset by the impact of foreign currency translation. Our Animal Hospital same-store revenue increased 6.3% and 7.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue growth was 5.5% and 7.1% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year.

Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015			2016		2015
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$445,697	82.5%	$361,991	83.1%	23.1%	$830,903	83.2%	$699,533	84.4%	18.8%
Laboratory	51,513	46.0%	49,519	46.6%	4.0%	101,524	46.4%	95,509	47.7%	6.3%
All Other	14,480	61.9%	17,280	60.3%	(16.2)%	26,983	63.0%	40,083	63.7%	(32.7)%
Intercompany	(22,149)	(3.4)%	(20,852)	(3.8)%	(6.2)%	(43,210)	(3.6)%	(41,596)	(4.0)%	(3.9)%
Total direct costs	$489,541	74.9%	$407,938	74.3%	20.0%	$916,200	75.3%	$793,529	75.7%	15.5%

Consolidated direct costs increased $81.6 million and $122.7 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to animal hospitals acquired since the beginning of the comparable periods in the prior year. Excluding the impact of animal hospital acquisitions and the sale of Vetstreet, the increases in direct costs were primarily due to compensation related costs, supplies, and rent, predominately in the animal hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015			2016		2015
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$94,679	17.5%	$73,385	16.9%	29.0%	$168,096	16.8%	$128,869	15.6%	30.4%
Laboratory	60,547	54.0%	56,703	53.4%	6.8%	117,263	53.6%	104,685	52.3%	12.0%
All Other	8,917	38.1%	11,389	39.7%	(21.7)%	15,827	37.0%	22,813	36.3%	(30.6)%
Intercompany	(195)		(630)			(458)		(1,658)
Consolidated gross profit	$163,948	25.1%	$140,847	25.7%	16.4%	$300,728	24.7%	$254,709	24.3%	18.1%
Intangible asset amortization associated with acquisitions	9,187		5,798			15,415		11,263
Non-GAAP consolidated gross profit and Non-GAAP gross margin (1)	$173,135	26.5%	$146,645	26.7%	18.1%	$316,143	26.0%	$265,972	25.4%	18.9%
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

Consolidated gross profit increased $23.1 million and $46.0 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $26.5 million and $50.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to acquisitions and organic revenue growth in our Animal Hospital and Laboratory business segments. The increase in Non-GAAP consolidated gross profit included $15.4 million and $23.3 million of gross profit related to acquisitions consummated since the beginning of the comparable periods in the prior year for the three and six months ended June 30, 2015, respectively.
Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $105.0 million and $170.6 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Same-store facilities:
Orders (1)	2,480	2,446	1.4%	4,733	4,640	2.0%
Average revenue per order (2)	$184.21	$175.69	4.8%	$185.08	$175.57	5.4%
Same-store revenue (1)	$456,841	$429,744	6.3%	$875,976	$814,622	7.5%
Business-day adjustment (3)	589	—		520	—
Acquisitions	85,403	4,046		128,718	9,054
Closures	130	1,586		787	4,726
Net acquired revenue (4)	$85,533	$5,632		$129,505	$13,780
Foreign currency impact	(2,587)	—		(7,002)	—
Total	$540,376	$435,376	24.1%	$998,999	$828,402	20.6%
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

During the three and six months ended June 30, 2016, as compared to the same periods in the prior year, our volume of same-store orders increased primarily due to the combination of positive trends in the companion animal health care industry and the impact of certain previously implemented marketing initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. During the three and six months ended June 30, 2016, we experienced an increase in the number of higher-priced orders partially offset by a slight decrease in the number of lower-priced orders.
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

Direct Costs

Animal Hospital direct costs increased $83.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $49.7 million, medical supplies of $13.9 million, depreciation and amortization of $4.8 million and rent of $4.2 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

Animal Hospital direct costs increased $131.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $78.8 million, medical supplies of $22.3 million, depreciation and amortization of $6.4 million and rent of $6.0 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Gross profit	$94,679	$73,385	29.0%	$168,096	$128,869	30.4%
Intangible asset amortization associated with acquisitions	8,195	4,667		13,435	9,237
Non-GAAP gross profit (1)	$102,874	$78,052	31.8%	$181,531	$138,106	31.4%
Gross margin	17.5%	16.9%		16.8%	15.6%
Non-GAAP gross margin (1)	19.0%	17.9%		18.2%	16.7%

Same-store gross profit	$83,570	$73,191	14.2%	$152,663	$128,688	18.6%
Intangible asset amortization associated with acquisitions	3,927	4,547		7,529	8,922
Non-GAAP same-store gross profit (1)	$87,497	$77,738	12.6%	$160,192	$137,610	16.4%
Same-store gross margin	18.3%	17.0%		17.4%	15.8%
Non-GAAP same-store gross margin (1)	19.1%	18.1%		18.3%	16.9%
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

Consolidated Animal Hospital gross profit increased $21.3 million and $39.2 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $24.8 million and $43.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $15.1 million and $20.8 million for the three and six months ended June 30, 2016, respectively, and same-store revenue growth.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenue	$112,060	$106,222	5.5%	$218,787	$200,194	9.3%
Gross profit	$60,547	$56,703	6.8%	$117,263	$104,685	12.0%
Gross margin	54.0%	53.4%		53.6%	52.3%
Laboratory revenue increased $5.8 million and $18.6 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Internal growth:
Number of requisitions (1)	3,770	3,684	2.3%	7,096	6,825	4.0%
Average revenue per requisition (2)	$29.72	$28.83	3.1%	$30.23	$29.33	3.1%
Total internal revenue (1)	$112,060	$106,222	5.5%	$214,485	$200,194	7.1%
Billing-day adjustment (3)	—	—		1,402	—
Acquired revenue (4)	—	—		2,900	—
Total	$112,060	$106,222	5.5%	$218,787	$200,194	9.3%
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
The increase in Laboratory revenue for the three and six months ended June 30, 2016, as compared to the same periods in the prior year, was due to an increase in the number of requisitions and an increase in the average revenue per requisition.  The change in the average revenue per requisition was impacted by price increases in February 2016 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.

Our Laboratory gross margin increased to 54.0% and 53.6% and for the three and six months ended June 30, 2016, respectively, as compared to 53.4% and 52.3% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on our fixed costs, including transportation costs.

Intercompany Revenue
Laboratory revenue for the three and six months ended June 30, 2016 included intercompany revenue of $18.8 million and $36.3 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $16.5 million and $31.7 million for the respective prior year periods. All Other revenue for the three and six months ended June 30, 2016 included intercompany revenue of $4.7 million and $9.7 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $5.9 million and $13.5 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our SG&A expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015			2016		2015
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$14,277	2.6%	$10,453	2.4%	36.6%	$26,362	2.6%	$21,674	2.6%	21.6%
Laboratory	9,702	8.7%	9,487	8.9%	2.3%	19,998	9.1%	18,352	9.2%	9.0%
All Other	6,022	25.7%	7,741	27.0%	(22.2)%	11,321	26.4%	16,428	26.1%	(31.1)%
Corporate	18,189	2.8%	16,804	3.1%	8.2%	40,637	3.3%	32,429	3.1%	25.3%
Total SG&A	$48,190	7.4%	$44,485	8.1%	8.3%	$98,318	8.1%	$88,883	8.5%	10.6%
Consolidated SG&A expense increased $3.7 million for the three months ended June 30, 2016, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended June 30, 2016, was primarily due to increases in compensation related expenses at our Corporate and Animal Hospital segments of $0.7 million and $2.1 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. These increases were slightly offset by a decrease in our All Other SG&A expense as a result of the sale of our Vetstreet business at the end of our prior fiscal year.
Consolidated SG&A expense increased $9.4 million for the six months ended June 30, 2016, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the six months ended June 30, 2016, was primarily due to increases in compensation related expenses at our Corporate, Animal Hospital and Laboratory segments of $5.3 million, $3.6 million and $0.7 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. These increases were slightly offset by a decrease in our All Other SG&A expense as a result of the sale of our Vetstreet business at the end of our prior fiscal year.

Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2016		2015			2016		2015
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$80,534	14.9%	$63,846	14.7%	26.1%	$141,291	14.1%	$107,815	13.0%	31.0%
Laboratory	50,880	45.4%	47,181	44.4%	7.8%	97,300	44.5%	86,292	43.1%	12.8%
All Other	2,892	12.4%	3,637	12.7%	(20.5)%	4,503	10.5%	6,365	10.1%	(29.3)%
Corporate	(18,082)		(16,853)		(7.3)%	(40,518)		(32,504)		(24.7)%
Eliminations	(195)		(630)		69.0%	(458)		(1,658)		72.4%
Total GAAP consolidated operating income	$116,029	17.8%	$97,181	17.7%	19.4%	$202,118	16.6%	$166,310	15.9%	21.5%
Adjustments to other long-term liabilities	—		—			1,954		—
Transaction costs related to the CAPNA acquisition	231		—			1,197		—
Intangible asset amortization associated with acquisitions	9,799		5,858			16,027		11,384
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin (1)	$126,059	19.3%	$103,039	18.8%	22.3%	$221,296	18.2%	$177,694	17.0%	24.5%
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

Consolidated operating income increased by $18.8 million and $35.8 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated operating income which excludes the impact of adjustments in the table above, increased by $23.0 million and $43.6 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year. The increases in Non-GAAP consolidated operating income for the three and six months ended June 30, 2016, were primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments, offset by the decrease in our All Other operating income as a result of the sale of our Vetstreet business at the end of the prior fiscal year.
Intangible asset amortization associated with acquisitions
Included in our direct costs and SG&A is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives. For the three and six months ended June 30, 2016, amortization expenses associated with acquired intangible assets were $9.8 million and $16.0 million, respectively. For the three and six months ended June 30, 2015, amortization expenses associated with acquired intangible assets were $5.9 million, and $11.4 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense:
Senior term notes and revolver	$5,806	$3,236	$9,971	$6,304
Capital leases and other	1,762	1,461	2,999	2,839
Amortization of debt costs	431	436	865	870
Non-GAAP interest expense (1)	7,999	5,133	13,835	10,013
Adjustments to other long-term liabilities	—	—	1,398	—
Consolidated interest expense	7,999	5,133	15,233	10,013
Interest income	(132)	(29)	(271)	(72)
Total consolidated interest expense, net of interest income	$7,867	$5,104	$14,962	$9,941
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

The increase in consolidated net interest expense for the three and six months ended June 30, 2016, as compared to the same periods in the prior year, was primarily attributable to an increase in the weighted average debt balance of our senior credit facility and a higher effective LIBOR rate applied against our total credit facility. The increase in our weighted average debt balance was primarily related to additional drawings from our revolving credit facility, of which $345 million was drawn in connection with the acquisition of CAPNA during the three months ended June 30, 2016 . Drawings on the revolving credit facility during the six months ended June 30, 2016 totaled $435 million. Additionally, an interest expense adjustment related to other long-term liabilities further contributed to increase in consolidated net interest expense for the six months ended June 30, 2016, as compared to the same period in the prior year.
Provision for Income Taxes
The effective tax rate of income attributable to VCA for the three and six months ended June 30, 2016 was 38.9% and 39.6%, as compared to 39.1% for the year ended December 31, 2015.
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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended June 30, 2016 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit and consolidated operating income to Non-GAAP operating income.
Our Non-GAAP adjustments include the following:

•
Adjustments to other long-term liabilities - We recorded a non-cash charge to adjust certain long-term liabilities in our GAAP net income for $3.4 million, of which $2.0 million of related to compensation and $1.4 million related to interest accretion.

•	Discrete tax items - We recorded a non-cash tax adjustment to our income tax liabilities for $1.0 million.

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

•
Transaction costs related to the CAPNA acquisition - For the three and six months ended June 30, 2016, we have recorded transaction costs of $231,000 and $1.2 million, respectively, related to our acquisition of CAPNA.

•	Debt retirement costs adjustment - We incurred debt retirement costs of $1.6 million in connection with our new credit facility for the three and six months ended June 30, 2016.

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income	$64,050	$54,299	$110,277	$92,600
Adjustments to other long-term liabilities	—	—	3,352	—
Discrete tax items	—	—	1,045	—
Transaction costs related to CAPNA acquisition	231	—	1,197	—
Debt retirement costs	1,600	—	1,600	—
Intangible asset amortization associated with acquisitions	9,247	5,858	15,476	11,384
Tax benefit on above adjustments	(4,335)	(2,293)	(8,464)	(4,456)
Non-GAAP net income	$70,793	$57,864	$124,483	$99,528
Non-GAAP diluted earnings per share	$0.87	$0.70	$1.53	$1.20
Shares used for computing adjusted diluted earnings per share	81,729	83,084	81,630	83,227

Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, and (iii) proceeds received from the sale of our imaging equipment and other related services. In addition, prior to its sale in 2015, we generated cash from payments received from participating hospitals for Vetstreet subscriptions and reminder notices. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures, acquisitions and shares repurchases. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At June 30, 2016, our consolidated cash and cash equivalents totaled $109.7 million, representing an increase of $10.8 million, compared to December 31, 2015. Cash flows generated from operating activities totaled at $190.7 million for the six months ended June 30, 2016, representing an increase of $61.0 million, compared to the six months ended June 30, 2015.
At June 30, 2016, $21.0 million of the $109.7 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. As of June 30, 2016 we had $425 million available under our revolving credit facility, an increase of $292 million as a result of our New Senior Credit Facility dated June 29, 2016; this allows us to maintain further operating and financial flexibility. In the future, we plan to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.

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
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. This plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended June 30, 2016, we did not repurchase any shares under the existing repurchase authorization.

For the year ended 2016, we expect to spend approximately $105.0 million for both property and equipment additions and capital costs necessary to maintain our existing facilities.

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
Debt Related Covenants
Our New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of June 30, 2016, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At June 30, 2016, we had an interest coverage ratio of 19.09 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The New Senior Credit Facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by our New Senior Credit Facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At June 30, 2016, we had a leverage ratio of 2.68 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00 from June 30, 2016 until December 31, 2016 as defined under the New Senior Credit facility. The New Senior Credit Facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$190,713	$129,756
Investing activities	(604,334)	(94,681)
Financing activities	424,104	(42,210)
Effect of currency exchange rate changes on cash and cash equivalents	313	78
Increase (decrease) in cash and cash equivalents	10,796	(7,057)
Cash and cash equivalents at beginning of period	98,888	81,383
Cash and cash equivalents at end of period	$109,684	$74,326
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $61.0 million for the six months ended June 30, 2016, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2016 included $114.1 million of net income, net non-cash expenses of $67.0 million and net cash provided as a result of changes in operating assets and liabilities of $9.6 million. The changes in operating assets and liabilities included a $23.6 million decrease in prepaid income taxes, a $5.9 million increase in accounts payable and other accrued liabilities and accrued interest, and a $2.8 million increase in accrued payroll and related liabilities, partially offset by a $15.6 million increase in inventory, prepaid expenses and other assets, and a $7.1 million increase in trade accounts receivable. The decrease in prepaid income taxes was due to the timing of payment obligations and the increases in accounts payable and other accrued liabilities and accrued interest, and accrued payroll and related liabilities were primarily due to the acquisition of CAPNA as well as the timing of payment obligations. The increase in inventory, prepaid expenses and other assets was primarily due to the acquisition of CAPNA and invoice processing on behalf of Vetstreet Inc. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments as compared to the prior-year period.

Net cash provided by operating activities increased by $1.6 million for the six months ended June 30, 2015, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2015 included $95.5 million of net income, net non-cash expenses of $46.8 million and net cash used as a result of changes in operating assets and liabilities of $12.5 million. The changes in operating assets and liabilities included a $24.2 million increase in trade accounts receivable, an $8.9 million increase in inventory, prepaid expenses and other assets, and a $4.2 million decrease in accounts payable and accrued liabilities, partially offset by a $16.5 million decrease in prepaid income taxes and an $8.3 million increase in accrued payroll and related liabilities. The increase in trade accounts receivable was primarily due to an increase in our Laboratory segment revenue as compared to the prior-year period, as well as increased revenue related to our Hospital segment. The increase in inventory, prepaid expenses, and other assets was primarily due to increases in service agreements entered into by our Laboratory segment, as well as deferred transaction costs related to acquisitions from our Hospital segment. These increases are partially offset by the receipt of the insurance payments related to the May 2014 fire at our Medical Technology business and the depletion of certain products. The decreases in accounts payable and accrued liabilities and prepaid income taxes, and the increase in accrued payroll and related liabilities was primarily due to the timing of payment obligations.
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(540,878)	$(66,529)	$(474,349)	(1)
Property and equipment additions	(58,814)	(34,521)	(24,293)	(2)
Proceeds from sale or disposal of assets	282	6,164	(5,882)	(3)
Other	(4,924)	205	(5,129)	(4)
Net cash used in investing activities	$(604,334)	$(94,681)	$(509,653)
 ____________________________

(1)
The number of acquisitions will vary from period to period based upon the available pool of suitable candidates, however, the increase is primarily attributable to the acquisition of CAPNA during the six months ended June 30, 2016. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)	The proceeds from the sale or disposal of assets in 2015 primarily relates to the sale of a hospital.

(4)	We paid $4.6 million in connection with our acquisition holdbacks. Payouts will vary from period to period based on the timing of each acquisition and the acquisition holdback period.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Financing Cash Flows:
Repayment of long-term obligations	$(1,256,250)	$(7,924)	$(1,248,326)	(1)
Proceeds from issuance of long-term obligations	1,255,000	—	1,255,000	(1)
Proceeds from revolving credit facility	435,000	61,000	374,000	(2)
Payment of financing costs	(3,829)	—	(3,829)	(1)
Distribution to noncontrolling interests	(2,554)	(2,447)	(107)
Purchase of noncontrolling interests	(3,730)	(1,493)	(2,237)	(3)
Proceeds from issuance of common stock under stock incentive plans	1,122	679	443
Excess tax benefits from share-based compensation	1,421	4,729	(3,308)	(4)
Stock repurchases	(843)	(96,674)	95,831	(5)
Other	(1,233)	(80)	(1,153)
Net cash provided by (used in) financing activities	$424,104	$(42,210)	$466,314
____________________________

(1)
On June 29, 2016 we entered into a New Senior Credit Facility which resulted in the payoff of our previous senior credit facility in the amount of $577.5 million and $667.0 million for our term notes and revolving credit facility, respectively, proceeds of $880.0 million and $375.0 million from the issuance of new senior secured term notes and borrowings under our senior secured revolving facility, respectively, and payments of $3.8 million related to financing costs to creditors and third parties. A discussion of our New Senior Credit Facility is provided above in Note 6, Long-Term Obligations. Additionally, the repayments of long-term obligations also include $9.1 million in scheduled senior-term note principal and capital lease payments. Our principal payment obligations on our New Senior Credit Facility do not commence until September 2016.

(2)	We borrowed $435.0 million from our previous revolving credit facility in which the proceeds were primarily used to fund our acquisitions.
The $61.0 million borrowed from our previous revolving credit facility in 2015 was primarily used to fund stock repurchases under our existing $400.0 million share repurchase authorization and fund our acquisitions.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(4)
The amount of excess tax benefits varies from period to period based upon the volume of options exercised or number of shares vested, and the related stock price at the time these stock activities occur.

(5)
For the six months ended June 30, 2016, the cash paid for stock repurchases related to income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

For the six months ended June 30, 2015, the cash paid for stock repurchases included both the repurchase of our common shares in accordance with our share repurchase program and income taxes paid on behalf of employees who elected to settle their tax obligation on vested stock with a portion of their vested stock.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2015 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of June 30, 2016 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$1,255,230	$22,230	$88,000	$1,145,000	$—
Variable cash interest expense Term A(1)	128,212	27,592	52,800	47,820	—
	$1,383,442	$49,822	$140,800	$1,192,820	$—

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of June 30, 2016.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of June 30, 2016, we do not have any off-balance-sheet financing arrangements.
Description of Indebtedness
New Senior Credit Facility
We entered into a new senior credit facility on June 29, 2016 and pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.00% to 2.00% per annum, as set forth in the table in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.40% per annum, as set forth in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q.
At June 30, 2016, we had $880 million in principal outstanding under our senior term notes and $375 million borrowings outstanding under our revolving credit facility.
The senior term notes and the revolving credit facility mature in June 2021.
Other Debt and Capital Lease Obligations
At June 30, 2016, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $4.0 million and $53.9 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2016 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

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

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of eight claims of the complaint, including the claims for failure to pay regular and overtime wages. A PAGA claim remains however it is unlikely to remain viable given the Court’s ruling that meal and rest break claims are individualized. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit sought to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit sought damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties agreed to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of June 30, 2016, we have accrued the remaining fifty percent. The settlement is not an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions agreed to the settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015 and issued an order granting final approval of the settlement on March 25, 2016. On April 11, 2016, the Court entered the Judgment approving the settlement and the judgment went into effect on June 1, 2016. The final settlement amount was $903,338.92, half of which was paid by DSA pursuant to our agreement. Payments to class members were made in early July 2016 and this matter is now closed.
On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit seeks to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleges, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit seeks compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. The parties have engaged in extensive discovery. Plaintiffs filed their motion for class certification on February 12, 2016. The Defendants’ Opposition to the class certification is due in May 2016. As of late July 2016, VCA has filed a reply to Defendants’ Opposition to class certification as well as a Summary Judgment Motion and Reply to Defendants’ Opposition to the Summary Judgment Motion. A hearing on class certification and summary judgment is scheduled for mid-August. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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

The following table provides information on shares of our common stock we repurchased during the quarter ended June 30, 2016:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

April 1, 2016 to April 30,2016	—	$—	—	$101,058,831
May 1, 2016 to May 31, 2016	—	$—	—	$101,058,831
June 1, 2016 to June 30, 2016	—	$—	—	$101,058,831
	—	$—	—	$101,058,831

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. For the quarter ended June 30, 2016, no shares were repurchased in the open market or in block trades pursuant to a previously-announced share repurchase program (see (4) below). The were also no shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock and payout of restricted stock units.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

Date:	August 5, 2016	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document