Form 10-K
period 2016-12-31
VCA INC
filed 2017-02-28
CIK 817366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2016, was approximately $5.3 billion, computed by reference to the price of $67.61 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2016 was 78,048,187 shares. Total common stock outstanding at February 21, 2017 was 81,236,013 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 hereof.

VCA Inc. and Subsidiaries

PART I

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, and the documents incorporated by reference in this annual report on Form 10-K, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that is not based on historical fact, including statements containing the words “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should,” “could,” “forecast,” “looking ahead,” “possible,” “will,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue,” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s current assumptions and expectations, including the expected completion and timing of proposed acquisition of our Company by Mars, Incorporated (the “proposed transaction”) and other information relating to the proposed transaction.

You should be aware that forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the actual results or developments we anticipate will be realized, or if realized, that they will have the expected effects on the business or operations of the Company. In addition to other factors and matters contained in or incorporated by reference in this annual report on Form 10-K, we believe the following factors could cause actual results to differ materially from those discussed in the forward-looking statements: (i) the risk that the proposed acquisition of the Company by Mars, Incorporated (the “proposed transaction”) may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of the common stock of the Company; (ii) the failure to satisfy or obtain waivers of the conditions to the consummation of the proposed transaction, including the adoption of the merger agreement by the stockholders of the Company and the receipt of certain governmental and regulatory approvals; (iii) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (iv) the effect of the announcement or pendency of the proposed transaction on the Company’s business relationships, operating results and business generally; (v) risks that the proposed transaction disrupts current plans and operations of the Company, including the risk of adverse reactions or changes to business relationships with customers, suppliers and other business partners of the Company; (vi) potential difficulties in the hiring or retention of employees of the Company as a result of the proposed transaction; (vii) risks related to diverting management’s attention from the Company’s ongoing business operations; (viii) potential litigation relating to the merger agreement or the proposed transaction; (ix) unexpected costs, charges or expenses resulting from the proposed transaction; (x) competitive responses to the proposed transaction; (xi) legislative, regulatory and economic developments; and (xii) other risks detailed in our filings with the SEC, including this annual report on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Many of the factors that will determine our future results are beyond our ability to control or predict. The Company can give no assurance that conditions to the proposed transaction will be satisfied, or that it will close within the anticipated time period. Investors and security holders are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s views only as of the date on which such statements were made. Except as required by applicable law, the Company undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

The forward-looking information set forth in this annual report on Form 10-K is as of February 28, 2017, and we undertake no duty to update this information or revise any forward-looking statements made in this annual report on Form 10-K or elsewhere as a result of new information, future events or otherwise, except as required by law. Shareholders and prospective investors can find information filed with the SEC after February 28, 2017, at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.

ITEM 1.	BUSINESS

Company Overview

We are a leading national animal healthcare company operating in the United States and Canada. We provide veterinary services and diagnostic testing to support veterinary care, we sell diagnostic imaging equipment and other medical technology products and related services to the veterinary market.

Our animal hospitals offer a full range of general medical and surgical services for companion animals, as well as specialized treatments including advanced diagnostic services, internal medicine, oncology, ophthalmology, dermatology and cardiology. In addition, we provide pharmaceutical products and perform a variety of pet wellness programs including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. Our network of animal hospitals is supported by over 5,000 veterinarians and had approximately 11.8 million patient visits in 2016.

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

Our pet services business primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®. Camp Bow Wow also operates 9 corporate-owned facilities.

Our principal executive offices are located at 12401 West Olympic Boulevard, Los Angeles, California. We can be contacted at (310) 571-6500.

Merger Agreement

On January 7, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMI Holdings, Inc. (“Acquiror”), Venice Merger Sub Inc., a wholly owned subsidiary of Acquiror (“Merger Sub”), and, solely for purposes of Section 9.15 of the Merger Agreement, Mars, Incorporated (“Mars”), pursuant to which, among other things, at the closing of the merger, we will become a wholly-owned subsidiary of Acquiror (the “Merger”). Pursuant to the Merger, Mars will acquire all of the outstanding shares of VCA for $93.00 per share, or a total value of approximately $9.1 billion, including $1.4 billion in outstanding debt. The Merger, which is expected to be completed in the third quarter of calendar 2017, is subject to the satisfaction of certain remaining customary closing conditions as set forth in the Merger Agreement and discussed in detail in the definitive proxy statement filed with the U.S. Securities and Exchange Commission by VCA on February 15, 2017 (the “Definitive Proxy Statement”). The Merger Agreement and the Merger are described in greater detail in the Definitive Proxy Statement and other materials and documents filed with the SEC, all of which are available on the SEC’s website at www.sec.gov. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.

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

•
On August 15, 2014, we acquired Camp Bow Wow Franchising, Inc., formerly known as D.O.G. Enterprises, LLC ("Camp Bow Wow"). On the acquisition date, there were 125 Camp Bow Wow® franchise locations operating in 37 states and one Canadian province. The Company has since grown to 130 open locations in 33 states and one Canadian province, with an additional 50 franchises sold but not yet open. The acquisition has expanded our participation in the dog boarding and day care service segment of the pet health industry.

•	On December 31, 2015, our Company sold substantially all of the assets of Vetstreet Inc., formerly known as MediMedia Animal Health LLC ("Vetstreet") to a subsidiary of Henry Schein, Inc..

•	Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business.

•
On May 1, 2016, we acquired an 80% ownership interest in Companion Animal Practices, North America ("CAPNA"). CAPNA, founded in 2010, and at the time of acquisition, operated a network of 56 free standing animal hospitals in 18 states. CAPNA's results of operations are included in our Animal Hospital segment.

Industry Overview

According to American Pet Products Association, Inc’s. (“APPA”) 2015-2016 APPA National Pet Owners Survey, the United States population of companion animals is approximately 185 million, including about 164 million dogs and cats. APPA estimates that approximately $37 billion was spent in the United States on pets in 2016 for veterinary care, supplies, medicine and boarding and grooming. The survey indicated that the ownership of pets is widespread with approximately 80 million, or 65%, of U.S. households owning at least one pet, including companion and other animals. Specifically, 54 million households owned at least one dog and 43 million households owned at least one cat.

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

Even as treatments available in veterinary medicine become more complex, prices for veterinary services typically remain a low percentage of a pet owner’s income, facilitating payment at the time of service. Unlike the human healthcare industry, providers of veterinary services are not dependent on third-party payers in order to collect fees. As such, providers of veterinary services typically do not have the problems of extended payment collection cycles or pricing pressures from third-party payers faced by human healthcare providers. Outsourced laboratory testing and diagnostic equipment sales are wholesale businesses that collect payments directly from animal hospitals under standard industry payment terms. Fees for services provided in our animal hospitals are due at the time of service. In 2016, over 99% of our animal hospital services were paid at the time of service. In addition, over the past three fiscal years our bad debt expense has averaged less than 1% of total revenue.

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

According to the American Veterinary Medical Association, the U.S. market for veterinary services is highly fragmented with more than 54,000 veterinarians practicing at the end of 2016. We have estimated that there are over 27,000 companion animal hospitals operating at the end of 2016. Although most animal hospitals are single-site, sole-practitioner facilities, we believe veterinarians are gravitating toward larger, multi-doctor animal hospitals that provide state-of-the-art facilities, treatments, methods and pharmaceuticals to enhance the services they can provide their clients.

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

•
Pursuing Selected Acquisitions.    The fragmentation of the animal hospital industry provides us with significant expansion opportunities in our Animal Hospital segment. Depending upon the attractiveness of the candidates and the strategic fit with our existing operations, we intend to acquire independent animal hospitals each year. Our overall acquisition strategy involves the identification of high-quality practices in both domestic and international markets, where we can create additional value through the services and scale we can provide. Our typical candidate mirrors the profile of our existing animal hospital base. These acquisitions will be used to both expand existing markets and to enter into new geographic areas. In addition, we also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. We intend primarily to use cash in our acquisitions but, depending on the timing and amount of our acquisitions, we may use stock or debt. The Merger Agreement restricts our ability to issue stock, subject to certain exceptions, and places restrictions on our ability to make certain acquisitions.

Business Segments

We report our results of operations through two reportable segments: Animal Hospital and Laboratory. Our Medical Technology and Camp Bow Wow operating segments do not meet the materiality requirements to be presented as separate reportable segments. Accordingly, they are grouped into an “All Other” category.

Information regarding revenue and operating income, attributable to each of our reportable segments, is included in the Segment Results section within Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 15, Lines of Business, in our notes to consolidated financial statements, which are incorporated herein by reference.

Animal Hospital

At December 31, 2016, we operated or managed 795 animal hospitals serving 43 states and five Canadian provinces. Our Animal Hospital revenue accounted for 83%, 79%, and 79% of total consolidated revenue in 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, our network of freestanding, full-service animal hospitals had facilities located in the following states and five Canadian provinces:

California	150	Alaska	7
Texas*	52	Oklahoma	7
New York*	41	Utah	7
Florida	39	Alabama*	6
Washington*	36	New Hampshire*	6
Massachusetts	29	Delaware	5
Pennsylvania	26	Hawaii	5
Colorado	24	New Mexico	5
Illinois	23	Wisconsin	5
Virginia	23	Missouri	4
Georgia	21	Tennessee	4
New Jersey*	20	Kansas*	3
Arizona	19	Nebraska*	3
Connecticut	17	Rhode Island*	3
Oregon*	16	South Carolina	3
Indiana	15	Iowa*	2
Michigan*	15	Kentucky	2
Ohio	13	Louisiana*	2
Maryland	12	Vermont	2
Nevada	12	Wyoming	2
North Carolina*	12	West Virginia*	1
Minnesota*	10

Ontario, Canada*	34
Alberta, Canada*	26
British Columbia, Canada*	14
Quebec, Canada*	7
Saskatchewan, Canada*	5

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

Marketing

We direct our marketing efforts toward increasing the number of annual visits from existing clients through customer education efforts and toward attracting new clients to our network of hospitals through online and offline initiatives. We market through targeted demographic mailings regarding specific pet health issues and collateral health material made available at each animal hospital. With these internal marketing programs, we seek to leverage our existing customer base by increasing the number and intensity of the services received during each visit. We send reminder notices to increase awareness of the advantages of regular, comprehensive veterinary medical care, including preventive care such as early disease detection exams, vaccinations, dental screening and geriatric care.

Personnel

Our animal hospitals generally employ a staff of between 20 and 30 full-time-equivalent employees, depending upon the facility’s size and customer base. The staff includes administrative and technical support personnel, three to five veterinarians, and a hospital manager who supervises the day-to-day activities of the facility.

We actively recruit qualified veterinarians and technicians and are committed to supporting continuing education for our professional staff. We operate post-graduate teaching programs for veterinarians at 38 of our facilities, which train over 200 veterinarians each year. We believe that these programs enhance our reputation in the veterinary profession and further our ability to continue to recruit the most talented veterinarians.

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

Laboratory

We operate a full-service, veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory revenue accounted for 14%, 16%, and 16% of total consolidated revenue in 2016, 2015 and 2014, respectively. We service a diverse customer base of over 17,000 clients including animal hospitals we operate.

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

Laboratory Network

At December 31, 2016, we operated 61 veterinary diagnostic laboratories. Our laboratory network includes:

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

In 2016, we derived approximately 89.0% of our Laboratory revenue from major metropolitan areas, where we offer twice-a-day pick-up service and same-day results. In addition, in these areas we generally offer to report results within three hours of pick-up. Outside of these areas, we typically provide test results to veterinarians before 8:00 a.m. the day following pick-up.

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

At December 31, 2016, we provided management and administrative services to 228 animal hospitals in 16 states, and 86 animal hospitals in five Canadian provinces. In some cases, in addition to providing management and administrative services we may lease the veterinary facility and equipment to the veterinary practice. We consolidate these veterinary practices for financial reporting purposes. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate could have a material adverse effect on our operations, particularly if we were unable to restructure our operations to comply with the requirements of that jurisdiction.

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

Employees

At December 31, 2016 we employed or managed on behalf of the professional corporations to which we provide services approximately 14,700 full-time-equivalent employees. At that date, none of these employees were a party to a collective bargaining agreement.

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

Risks Related to Our Business

Changes in the demand for our products and services could negatively affect our operating results.

We believe that the frequency of visits to our animal hospitals is impacted by consumer spending habits, which are affected by a number of factors, including among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The United States and Canadian economies have undergone and may in the future undergo, significant volatility and disruption. Business and financial disruptions in the United States’ and Canadian economies could have a material adverse effect on the demand for our services. In addition, economic concerns may cause some pet owners to elect to skip or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan, forgo expensive treatment options, defer treatment for their pets altogether or even own a pet. Additionally, the frequency of visits to our animal hospitals and the number of diagnostic tests performed by our laboratories may be negatively impacted as a result of preventative care and better pet nutrition. Demand for vaccinations will be impacted in the future as protocols for vaccinations change. Our veterinarians establish their own vaccine protocols. Some of our veterinarians have changed their protocols and others may change their protocols in light of recent and/or future literature. The demand for our products and services may decline as a result of the eradication or substantial declines in the prevalence of certain diseases. Also, many pet-related products traditionally sold at animal hospitals have become more widely available in retail stores and other channels of distribution, including the Internet, resulting in a decline in demand for these products at our animal hospitals. All of the foregoing may result in a decrease in sales of our products and services, which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

A significant component of our annual growth strategy includes the acquisition of independent animal hospitals. The competition for animal hospital acquisitions from national and regional multi-clinic companies may cause us to increase the amount we pay to acquire additional animal hospitals and may result in fewer acquisitions than anticipated by our growth strategy. If we are unable to acquire our forecasted number of animal hospitals in any year, or if our acquisition costs increase, we may be unable to effectively implement our growth strategy and realize anticipated increases in Animal Hospital revenue and operating income. The Merger Agreement places restrictions on our ability to make certain acquisitions.

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

Our ability to maintain or enhance our growth rates and profitability depends in part on our ability to increase our revenue and operating income through a balanced program of organic growth initiatives and selective acquisitions of established animal hospitals, laboratories and related businesses. The Merger Agreement places restrictions on our ability to make certain acquisitions. If we are not able to implement or effectively execute on this strategy, our rate of growth or profitability may be negatively impacted. We currently have implemented several key initiatives in order to enhance our organic growth rates such as our Client Experience program, our Veterinarian Communication training and our VCA CareClubTM wellness plans. Our Animal Hospital same-store revenue growth, adjusted for differences in business days, has fluctuated between 1.1% and 6.1% for 2012 through 2016. Our Laboratory internal revenue growth, adjusted for differences in billing days, has fluctuated between 3.6% and 6.9% over the same years. Our internal growth may continue to fluctuate and may be below our historical rates. Any reduction in the rate of our internal growth may cause our revenue and operating income to decrease. Investors should not assume that our historical growth rates are reliable indicators of results in future periods.

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

Our success depends in part on our ability to timely and cost-effectively acquire, and integrate into our business, additional animal hospitals, laboratories and related businesses. In 2016, we acquired 127 animal hospitals, including 56 with the acquisition of CAPNA, and one laboratory. In 2015, we acquired 55 animal hospitals and in 2014, we acquired 47 animal hospitals and Camp Bow Wow. We expect to continue our animal hospital acquisition program and, if presented with favorable opportunities, we may acquire animal hospital chains, laboratories or related businesses. Our expansion into new territories and new business segments creates the risk that we will be unsuccessful in the integration of the acquired businesses that are new to our operations. Any difficulties in the integration process could result in increased expense, loss of customers and a decline in operating margins and profitability. In some cases, we have experienced delays and increased costs in integrating acquired businesses, particularly where we acquire a large number of animal hospitals in a single region at or about the same time. We also could experience delays in converting the systems of acquired businesses into our systems, which could result in increased staff and payroll expense to collect our results as well as delays in reporting our results, both for a particular region and on a consolidated basis. Further, the legal and business environment prevalent in new territories and with respect to new businesses may pose risks that we do not anticipate and materially adversely impact our ability to integrate newly acquired operations. In addition, our field management may spend a greater amount of time integrating these new businesses and less time managing our existing businesses. During these periods, there may be less attention directed to marketing efforts or staffing issues, which could affect our revenue and expense. For all of these reasons, our historical success in integrating acquired businesses is not a reliable indicator of our ability to do so in the future.

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

Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of existing or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and are subject to potentially differing interpretations.

We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. We cannot guarantee that our practices have complied, comply or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Many foreign countries have adopted similar laws governing privacy. As we expand internationally, we will be subject to these laws and regulations, as well as to foreign intellectual property laws, laws regulating competition and other laws. There can be no assurance that we will not violate any applicable existing or future foreign laws and regulations, which could result in fines and other penalties against us, litigation and/or regulatory action, damage our reputation and adversely affect our ability to successfully expand our business internationally, all of which could have a material adverse effect on our business, financial condition and operating results. In addition, various federal, state and foreign legislative and regulatory bodies may expand existing laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and results of operations.

The carrying value of our goodwill and other intangible assets could be subject to an impairment write-down.

At December 31, 2016, our consolidated balance sheet reflected $2.2 billion of goodwill and $212.6 million of other intangible assets, constituting a substantial portion of our total assets of $3.4 billion at that date. We expect that the aggregate amount of goodwill and other intangible assets on our consolidated balance sheet will increase as a result of future acquisitions. We continually evaluate whether events or circumstances have occurred that suggest that the fair value of our other intangible assets or each of our reporting units are below their respective carrying values. The determination that the fair value of our intangible assets or one of our reporting units is less than its carrying value would result in an impairment write-down. The impairment write-down would be reflected as an operating expense and could have a material adverse effect on our results of operations during the period in which we recognize the expense.

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

Our substantial amount of debt, as well as the guarantees of our subsidiaries and the security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our senior credit facility may:

•limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•limit our ability to dispose of our assets, create liens on our assets or to extend credit;

•make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

•limit our flexibility in planning for, or reacting to, changes in our business or industry;

•place us at a competitive disadvantage to our competitors with less debt; and

•restrict our ability to pay dividends, repurchase or redeem our capital stock or debt, or merge or consolidate with another entity.

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

We self-insure and use high-retention or high-deductible insurance programs with regard to property risks, general, professional and employment practice liabilities, health benefits, and workers’ compensation. In the event that the frequency of losses we experience increases unexpectedly, the aggregate of those losses could materially increase our liability and adversely affect our cash flows and results of operations. In addition, we have made certain judgments as to the limits on our existing insurance coverage that we believe, in light of economic and availability considerations, are in line with industry standards. If we experience losses above these limits it could materially adversely affect our financial and business condition.

If we fail to comply with governmental regulations applicable to our business, various governmental agencies may impose fines, institute litigation or preclude us from operating in certain states.

Certain states and provinces have laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. At December 31, 2016, we provided management and administrative services to 228 animal hospitals in 16 states and 86 animal hospital in five Canadian provinces, under management agreements with these veterinary practices, including 52 practices in Texas, 41 in New York, and 36 in Washington. We may experience difficulty in expanding our operations into other states or provinces with similar laws, rules and regulations. Although we have structured our operations to comply with our understanding of the veterinary medicine laws of each state and province in which we operate, interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of veterinary medicine in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations to comply with the requirements of that jurisdiction.

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

At December 31, 2016, we operated 86 animal hospitals and four laboratories in Canada. Transactions in those facilities are in Canadian dollars. Any strengthening of the rate of exchange for the U.S. dollar against the Canadian dollar adversely affects our results, as it reduces the dollar value of sales that are made in Canada and reduces the profits on products manufactured or sourced in U.S. dollars and exported to Canada. Approximately 8.0%, 8.2% and 8.2% of our consolidated revenue for each of the years ended December 31, 2016, 2015 and 2014 was derived from our operations in Canada. In the future, we may expand into other international markets. Currency exchange rates fluctuate on a daily basis as a result of a number of factors and cannot easily be predicted. To date, we have not hedged against foreign currency fluctuations; however, we may pursue hedging alternatives in the future. Our business, financial condition, and results of operations could be materially adversely affected by fluctuations in the exchange rate between international currencies and the U.S. dollar.

Our international operations may result in additional market risks, which may harm our business.

As our international operations grow, they may require greater management and financial resources. Internal operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international operations, including:

•changes in internal staffing and employment issues,

•failure to understand the local culture and market, and

•the burden of complying with foreign laws, including tax and labor laws and foreign financial accounting standards.

Risks Related to the Proposed Merger with Mars

The proposed Merger may not be completed on a timely basis, or at all.

We can provide no assurance that the proposed Merger will be consummated or consummated on a timely basis. The Merger is subject to satisfaction of a number of customary closing conditions contained in the Merger Agreement, including the approval of our stockholders and receipt of the remaining outstanding required regulatory approvals, which are not within our control. The Company and Mars have not yet obtained all of the regulatory approvals required to consummate the Merger. Governmental or regulatory agencies could seek to block or challenge the Merger. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay, disrupt or prevent the Merger or result in the termination of the Merger Agreement, including as the result of the possibility that a governmental entity may delay granting a necessary regulatory approval in connection with the Merger, potential future shareholder litigation and other legal and regulatory proceedings, and the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Acquiror and
Mars not to close the Merger.

Failure to complete the proposed Merger could negatively affect our business, financial results and stock price.

Any failure to complete the Merger could have a material adverse effect on our business, financial position, results of operations, and stock price (to the extent that current price reflects an assumption that the Merger will be completed), as well as on our relationships with our customers, suppliers and employees. In addition, if the Merger Agreement is terminated, in certain circumstances, we may be required to pay Acquiror a termination fee of $275.0 million.

Our business and financial results could be adversely impacted during the pendency of the proposed Merger, particularly if there is a delay in the completion of the proposed Merger.

The proposed Merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have a material adverse effect on our business, financial position and results of operations, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in the completion of the Merger):

•the attention of our management may be directed to Merger transaction-related considerations and may be diverted from the day to-day operations of our business;

•our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire, retain and motivate key personnel and other employees;

•customers, suppliers or other parties with whom we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us; and

•approvals we must obtain from Acquiror and procedures we must comply with prior to taking certain actions or pursuing certain transactions, in each case, as specified in the Merger Agreement.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

We are currently and may in the future be a party to various claims and litigation related to the proposed Merger, including putative stockholder class actions, which could result in substantial costs and may delay or prevent the proposed Merger from being completed.

We are currently and may in the future be a party to various claims and litigation related to the proposed Merger, including putative stockholder class actions. Among other remedies, the plaintiffs in such matters are seeking to enjoin the Merger. The results of complex legal proceedings are difficult to predict, and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation relating to the Merger could impact the likelihood of obtaining the stockholder approval. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert management’s attention away from their regular business, and, if any one of these lawsuits is adversely resolved against the Company, could have a material adverse effect on our financial condition. For additional information regarding the pending litigation matters, see Legal Proceedings in Part I, Item 3 of this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal executive offices are located in Los Angeles, California, in approximately 81,000 square feet of leased space. At February 28, 2017, we leased or owned facilities at 942 other locations that house our animal hospitals, laboratories, Medical Technology business, and Camp Bow Bow business. We own 176 facilities and the remainder are leased. We believe that our real property facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. Plaintiff Duran moved to certify a meal period premium class, a rest period premium class and a class under California’s Business and Professions Code §§17200 et seq., on January 9, 2014. On May 7, 2014, we obtained partial summary judgment, dismissing four of eight claims of the complaint, including the claims for failure to pay regular and overtime wages. On June 24, 2015, the Court denied Plaintiff’s Motion. The plaintiff continues to have a Private Attorney Generals Act ("PAGA") claim. On or about January 10, 2017, VCA filed a motion to prevent Duran from pursuing his PAGA action. That motion is currently pending before the court. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On July 16, 2014, two additional former veterinary assistants filed a purported class action lawsuit against VCA in the Superior Court of the State of California for the County of Los Angeles, titled La Kimba Bradsbery and Cheri Brakensiek vs. Vicar Operating, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants, kennel assistants, and client service representatives employed by us in California, and alleges, among other allegations, that VCA improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, improperly failed to pay reporting time pay, improperly failed to reimburse for certain business-related expenses, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. This lawsuit and the Duran case above are related and are before the same Judge. In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit. On or about August 23, 2016, the Court lifted the stay and discovery is proceeding. We intend to vigorously defend against the Bradsbery action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On March 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit sought to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleged, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit sought compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. Plaintiffs filed their motion for class certification on February 12, 2016. On May 16, 2016, VCA filed its opposition to plaintiffs’ motion for class certification. On June 10, 2016, VCA filed a motion for summary judgment as to all of plaintiffs’ individual claims. The Honorable Christina Snyder issued her decision on September 12, 2016, granting Defendants’ summary judgment motion and denying Plaintiffs' motion for class certification as moot. On October 13, 2016, Defendants filed a Notice to Appeal. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
Following the announcement of the execution of the Merger Agreement, two putative stockholder class action complaints were filed in the United States District Court for the Central District of California relating to the proposed Merger with Mars: (1) Hight vs. VCA Inc., et al., Case No. 5:14-cv-00289, filed February 15, 2017, which named the Company, the Company’s Board of Directors, Mars, Merger Sub and Acquiror, as defendants, and which alleges, among other allegations, that (a) the consideration to be paid to the Company’s stockholders in connection with the proposed Merger is inadequate, (b) the Company’s Board of Directors and management have a conflict of interest due to continued employment and/or change in control payments, (c) the proposed Merger contains deal protection devices that preclude other bidders from making successful competing offers for the Company, and (d) the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions; and (2) Moran vs. VCA Inc., et al., Case No. 2:17-cv-01502, filed February 23, 2017, which named the Company and the Company’s Board of Directors as defendants, and which alleges, among other allegations, that the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions. Each of the actions assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder.
The actions seek, among other things, (a) to enjoin the defendants from proceeding with the shareholder vote on the Merger or completing the Merger on the agreed upon terms, (b) rescission of the Merger or an award of rescissory damages, to the extent the proposed Merger has already been consummated, and (c) an award of plaintiff’s costs, including attorneys’ and experts’ fees, and other equitable relief as the court deems proper.
The Company believes that the actions are without merit, and intends to vigorously defend against all claims asserted.
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

	High	Low
Fiscal 2016 by Quarter
Fourth	$71.38	$59.51
Third	$73.69	$65.43
Second	$68.04	$57.08
First	$57.90	$44.00
Fiscal 2015 by Quarter
Fourth	$56.86	$51.88
Third	$62.45	$51.23
Second	$56.01	$49.38
First	$54.98	$47.55

At February 21, 2017, there were 350 holders of record of our common stock.

The following graph sets forth the percentage change in cumulative total stockholder return on our common stock from December 31, 2011 to December 31, 2016. These periods are compared with the cumulative returns of the NASDAQ Stock Market (U.S. Companies) Index, the Russell 2000 Index, and our Peer Group. The comparison assumes $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
VCA Inc.	100.00	106.58	158.78	246.94	278.48	347.59
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Peer Group (1)	100.00	108.74	153.97	179.91	171.09	180.59
____________________________

(1)
Our Peer Group includes: C.R. Bard, Inc., Chipotle Mexican Grill, Inc., Chico's FAS, Inc., GNC Holdings, Inc., Guess?, Inc., HealthSouth Corporation, Hologic, Inc., Idexx Laboratories, Inc., Magellan Health Services, Inc., Mednax, Inc. and The Cheesecake Factory Incorporated.

Dividends

We have not paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, our senior credit facility places limitations on our ability to pay cash dividends in respect of our common stock. Specifically, our senior credit facility dated June 29, 2016 prohibits us from declaring, ordering, paying, making or setting apart any sum for any dividends or other distributions on account of any shares of any class of stock, other than dividends payable solely in shares of stock to holders of such class of stock. Any future determination as to the payment of dividends on our common stock will be restricted by these limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Transactions in Our Equity Securities

For the period covered by this report, we have not engaged in any transactions involving the sale of our unregistered equity securities that were not disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. We have not engaged in any sales of registered securities for which the use of proceeds is required to be disclosed.

The following table provides information on shares of our common stock we repurchased during the fourth quarter of 2016 (in thousands except average price paid per share data):

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

October 1, 2016 to October 31, 2016	62,437	$69.03	—	$101,058,831
November 1, 2016 to November 30, 2016	23,185	$60.58	—	$101,058,831
December 1, 2016 to December 31, 2016	25,599	$62.97	—	$101,058,831
	111,221	$65.88	—	$101,058,831
____________________________

(1)	Information is based on settlement dates of repurchase transactions.

(2) Consists of shares of our common stock, par value $0.001 per share. For the quarter ended December 31, 2016, no shares were repurchased in the open market pursuant to a previously-announced share repurchase program (see (4) below). There were 111,221 shares of common stock surrendered to us by employees to satisfy minimum statutory tax withholding obligations in connection with the vesting of restricted stock. In the table above, these shares were excluded from column (4) as they do not affect the number of shares that may be repurchased under the Share Repurchase Program.

(3) The average price of shares surrendered to us by employees to satisfy tax obligations.

(4) In August 2014, our Board of Directors authorized a repurchase program to purchase up to $400 million in shares of our common stock in open market purchases or negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides our selected consolidated financial data as of and for each of the five-year periods ended December 31, 2016. The income statement, cash flow data, and other financial data for each of the three years ended December 31, 2016, and the balance sheet data as of December 31, 2016 and 2015 has been derived from our financial statements included elsewhere in this Form 10-K. The other periods presented were derived from our financial statements that are not included in this Form 10-K.

The selected financial data presented below is not necessarily indicative of results of future operations and should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and related notes included elsewhere in this 10-K.

	December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Income Statement Data:
Animal Hospital revenue (1)	$2,091,780	$1,697,870	$1,514,878	$1,417,908	$1,331,314
Laboratory revenue	422,301	393,900	360,396	344,831	327,801
All Other revenue	93,751	126,988	115,785	112,740	112,960
Intercompany revenue	(90,969)	(85,083)	(72,576)	(72,110)	(72,433)
Total revenue	2,516,863	2,133,675	1,918,483	1,803,369	1,699,642
Direct costs	1,924,799	1,623,604	1,473,842	1,393,989	1,324,668
Gross profit	592,064	510,071	444,641	409,380	374,974
Selling, general and administrative expense	204,724	183,995	171,506	157,911	157,155
Impairment of goodwill and other long-lived assets (2)	—	—	27,019	—	123,573
Business interruption insurance gain	—	(4,523)	—	—	—
Net loss (gain) on sale of assets	1,006	829	(1,152)	2,455	1,310
Operating income (2)	386,334	329,770	247,268	249,014	92,936
Interest expense, net	32,453	21,076	17,779	18,549	16,552
Debt retirement costs	1,600	—	1,709	—	—
Business combination adjustment gain	—	—	—	—	(5,719)
Other (income) expense	(902)	359	219	90	(488)
Gain on sale of business (3)	—	(43,306)	—	—	—
Income before provision for income taxes	353,183	351,641	227,561	230,375	82,591
Provision for income taxes (4)	135,780	135,543	86,878	87,453	31,875
Net income	217,403	216,098	140,683	142,922	50,716
Net income attributable to noncontrolling interests	8,207	5,049	5,245	5,411	5,165
Net income attributable to VCA Inc.	$209,196	$211,049	$135,438	$137,511	$45,551
Basic earnings per share	$2.59	$2.59	$1.56	$1.55	$0.52
Diluted earnings per share	$2.56	$2.56	$1.54	$1.53	$0.51
Weighted-average shares outstanding for basic earnings per share	80,926	81,443	86,656	88,621	87,681
Weighted-average shares outstanding for diluted earnings per share	81,725	82,414	87,825	89,663	88,671

	December 31,
	2016	2015	2014	2013	2012
	(in thousands, except percentages)
Other Financial Data:
Consolidated gross margin	23.5%	23.9%	23.2%	22.7%	22.1%
Animal Hospital gross margin	16.3%	15.6%	15.2%	14.7%	14.2%
Laboratory gross margin	51.9%	51.2%	48.8%	47.5%	46.3%
All Other gross margin	37.2%	36.8%	33.4%	34.2%	34.3%
Consolidated operating margin (1) (2)	15.3%	15.5%	12.9%	13.8%	5.5%
Animal Hospital operating margin	13.4%	13.0%	12.6%	12.1%	11.7%
Laboratory operating margin	42.4%	41.5%	39.5%	38.3%	37.3%
All Other operating margin (2)	10.6%	13.8%	(17.0)%	5.0%	(108.2)%
Cash Flow Data:
Net cash provided by operating activities	$389,831	$317,545	$270,210	$256,372	$237,253
Net cash used in investing activities	$(828,241)	$(203,652)	$(219,242)	$(126,731)	$(219,258)
Net cash provided by (used in) financing activities	$421,316	$(95,273)	$(93,765)	$(72,013)	$(13,514)
Capital expenditures	$(122,946)	$(95,234)	$(72,948)	$(73,270)	$(76,807)
Balance Sheet Data (at year end):
Cash and cash equivalents	$81,409	$98,888	$81,383	$125,029	$68,435
Goodwill	$2,164,422	$1,517,650	$1,415,861	$1,321,234	$1,281,590
Total assets	$3,373,328	$2,501,132	$2,293,815	$2,196,204	$2,055,128
Long-term obligations, net	$1,347,717	$866,341	$786,894	$616,658	$626,411
Total VCA Inc. stockholders’ equity	$1,471,223	$1,244,962	$1,200,646	$1,307,416	$1,183,503
____________________________

(1)
On May 1, 2016 we acquired an 80% ownership interest in CAPNA. CAPNA, founded in 2010, is located in Las Vegas, Nevada, and at the time of its acquisition, operated a network of 56 free standing animal hospitals in 18 states.

On January 31, 2012, we increased our investment in Associate Veterinary Clinics (1981) LTD ("AVC"), becoming the sole non-veterinary shareholder. Accordingly, we consolidate their results into our own. At the time of the additional investment, AVC operated 44 animal hospitals.

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

(3)	On December 31, 2015, we completed the sale of our wholly owned subsidiary, Vetstreet, resulting in a gain of $43.3 million.

(4)	The 2015 provision for income taxes was impacted by the tax effect of the business interruption insurance gain and the gain on sale of our Vetstreet business.

The 2014 and 2012 provisions for income taxes were impacted by the tax effect of the impairment charges mentioned above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At December 31, 2016, our animal hospital network consisted of 795 animal hospitals in 43 states and in five Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2016, our laboratory network consisted of 61 laboratories serving all 50 states and certain areas in Canada.

For the year ended December 31, 2016, our “All Other” category includes the results of our Medical Technology and Camp Bow Wow operating segments. For the comparable prior periods in 2015 and 2014, our "All Other" category included the results of our Vetstreet operating segment, which we sold in December of 2015. Each of these segments did not meet the materiality thresholds to be reported individually as segments.

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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP  gross profit and our Non-GAAP gross margin on a consolidated basis for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP SG&A, our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP consolidated interest expense, Non-GAAP consolidated net income and Non-GAAP diluted earnings per share. See Consolidated Results of Operations - Non-GAAP Financial Measures below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Executive Overview

During the year ended December 31, 2016, we continued to experience increases in both consolidated revenue and gross profit. The increases were primarily driven by revenue from our acquisitions, as well as organic growth in our Animal Hospital and Laboratory segments. Our revenue from acquisitions increased over 200% during the year. Our Animal Hospital same-store revenue increased 6.1% in both 2016 and 2015. Our Laboratory internal revenue increased 6.3% in 2016 and 6.9% in 2015. Our consolidated operating income increased 17.2% in 2016 and increased 33.4% in 2015. Our consolidated operating margin decreased 20 basis points in 2016 and increased 260 basis points in 2015. Excluding the impact of the adjustments detailed below under the caption, Operating Income, our Non-GAAP consolidated operating income increased 22.8% and 18.1% in 2016 and 2015, respectively, and our Non-GAAP consolidated operating margin increased 70 basis points and 90 basis points in 2016 and 2015, respectively. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.

Merger Agreement

On January 7, 2017, we entered into the Merger Agreement with MMI Holdings, Inc. (“Acquiror”), Venice Merger Sub Inc., a wholly owned subsidiary of Acquiror ("Merger Sub"), and, solely for purposes of Section 9.15 of the Merger Agreement, Mars, Incorporated (“Mars”), pursuant to which, among other things, at the closing of the merger, we will become a wholly-owned subsidiary of Acquiror. The Merger is subject to satisfaction of a number of customary closing conditions contained in the Merger Agreement, including the approval of our stockholders and receipt of the remaining outstanding required regulatory approvals. The Merger Agreement and the Merger are described in greater detail in the Company’s definitive proxy statement for the special meeting filed on February 15, 2017 with the SEC, and other materials and documents filed with the SEC, all of which are available on the SEC’s website at www.sec.gov. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2017.

Share Repurchase Program

In April 2013, our Board of Directors authorized a share repurchase program for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares. These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. The Merger Agreement limits our ability to repurchase shares of our Common Stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated. Refer to Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this report.

Sale of Vetstreet

On December 31, 2015, we completed the sale of our Vetstreet business, resulting in a gain of $43.3 million. Concurrent with the sale of substantially all of the assets of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business.

Acquisitions

Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories or related businesses if favorable opportunities are presented. In 2016, we acquired 71 independent animal hospitals and 56 hospitals from CAPNA with annualized revenue of $397.0 million. In 2015, we acquired 55 independent animal hospitals with annualized revenue of $122.0 million.

The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments:

	For the Years Ended December 31,
	2016	2015	2014
Animal Hospitals:
Beginning of year	682	643	609
Acquisitions	71	55	47
CAPNA	56	—	—
Acquisitions, merged	(3)	(7)	(4)
Sold, closed or merged	(11)	(9)	(9)
End of year	795	682	643
Laboratories:
Beginning of year	60	59	56
Acquisitions	—	1	—
Acquisitions, merged	—	(1)	—
New facilities	1	1	3
End of year	61	60	59

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

Valuation of Goodwill and Other Long Lived Assets

Goodwill

We allocate a significant portion of the purchase price for our acquired businesses to goodwill. Our goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The total amount of our goodwill at December 31, 2016 was $2.2 billion, consisting of $2.0 billion for our Animal Hospital reporting unit, $101.3 million for our Laboratory reporting unit, $8.2 million for our Medical Technology reporting unit and $7.0 million for our Camp Bow Wow reporting unit.

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

2016 Qualitative Assessment
As of October 31, 2016, we evaluated our goodwill for impairment using the qualitative method. Based upon this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net carrying values at that date. As such, we concluded that goodwill was not impaired for any of our reporting units. In making this determination, we considered several factors, including the following: (1) favorable macroeconomic conditions; (2) relative year over year stability in our overall cost structure; (3) the carrying values of our reporting units as of October 31, 2016 compared favorably to the previously calculated fair values as of October 31, 2015; and (4) favorable conditions in the overall pet care industry.
2015 Impairment Test
As of October 31, 2015, we evaluated our goodwill for impairment using the two-step test. Based upon this analysis, we concluded that goodwill was not impaired for any of our reporting units. In addition, our Animal Hospital, Laboratory, Medical Technology and Camp Bow Wow reporting units were not at risk of failing step one of the goodwill impairment test. Our Laboratory reporting unit exceeded its carrying value by a substantial margin. We applied a hypothetical ten percent decrease to the fair values of all of our reporting units which did not trigger additional impairment testing and analysis.
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

2014 Qualitative Assessment
As of October 31, 2014, we evaluated our goodwill for impairment using the qualitative method. Based on this analysis, we determined that it was more likely than not that the fair values of each of our reporting units were greater than their net carrying values at that date. As such, we concluded that goodwill was not impaired for any of our reporting units. In making this determination, we considered several factors, including the following: (1) the amount by which the fair value of the Laboratory reporting segment exceeded its carrying value as of October 31, 2013, indicated that there would need to be a substantial deterioration of the business in order for there to be a potential impairment; (2) during the latter half of 2014, two large third-party animal hospital chain transactions occurred at high valuation multiples; (3) the carrying values of our reporting units as of October 31, 2014 compared favorably to the previously calculated fair values as of October 31, 2013; and (4) favorable conditions in the overall pet care industry.
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

There was no impairment charge recorded on our long-lived assets in either 2016 or 2015. In conjunction with our interim impairment review during the quarter ended September 30, 2014, we recorded a long-lived intangible asset impairment charge of $13.1 million, $8.0 million net of tax, related to the aforementioned Vetstreet business. The intangibles consisted of technology, customer relationships, trademarks and certain other contracts. Additionally, we recorded a long-lived tangible asset impairment charge of approximately $4.7 million, $2.8 million net of tax, also related to the aforementioned Vetstreet business.

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
Also, our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. At December 31, 2016, we have a net deferred tax liability of $142.5 million. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of 1.0% in our income tax rate would cause us to increase our net deferred tax liability balance by $3.6 million with a corresponding charge to earnings.
We also assess differences between our tax bases, which are more likely than not to be realized, and the as-filed tax bases of certain assets and liabilities. We account for unrecognized tax benefits in accordance with the FASB’s accounting guidance on income taxes, which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits on December 31, 2016 and 2015.

Recent Accounting Pronouncements Adopted

On September 25, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization, and other income statement items and their related tax effects is recognized in the period the adjustment amount is determined. We elected to adopt the accounting standard but this did not have a significant impact on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. We elected to adopt the accounting standard. Adoption of the new guidance only affected the presentation of our consolidated balance sheets and did not have a significant impact on our consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. We elected to adopt the accounting standard but this did not have a significant impact on our consolidated financial statements.

Consolidated Results of Operations

The following table sets forth components of our income statements expressed as a percentage of revenue:

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Animal Hospital	83.1%	79.5%	79.0%
Laboratory	16.8	18.5	18.8
All Other	3.7	6.0	6.0
Intercompany	(3.6)	(4.0)	(3.8)
Total revenue	100.0	100.0	100.0
Direct costs	76.5	76.1	76.8
Gross profit	23.5	23.9	23.2
Selling, general and administrative expense	8.1	8.6	9.0
Impairment of goodwill and other long-lived assets	—	—	1.4
Business interruption insurance gain	—	(0.2)	—
Net loss (gain) on sale or disposal of assets	0.1	—	(0.1)
Operating income	15.3	15.5	12.9
Interest expense, net	1.2	1.0	0.9
Debt retirement costs	0.1	—	0.1
Gain on sale of business	—	(2.0)	—
Income before provision for income taxes	14.0	16.5	11.9
Provision for income taxes	5.4	6.4	4.6
Net income	8.6	10.1	7.3
Net income attributable to noncontrolling interests	0.3	0.2	0.2
Net income attributable to VCA Inc.	8.3%	9.9%	7.1%

Revenue

The following table summarizes our revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2016		2015		2014		% Change
	$	% of Total	$	% of Total	$	% of Total	2016	2015
Animal Hospital	$2,091,780	83.1%	$1,697,870	79.5%	$1,514,878	79.0%	23.2%	12.1%
Laboratory	422,301	16.8%	393,900	18.5%	360,396	18.8%	7.2%	9.3%
All Other	93,751	3.7%	126,988	6.0%	115,785	6.0%	(26.2)%	9.7%
Intercompany	(90,969)	(3.6)%	(85,083)	(4.0)%	(72,576)	(3.8)%	(6.9)%	(17.2)%
Total revenue	$2,516,863	100.0%	$2,133,675	100.0%	$1,918,483	100.0%	18.0%	11.2%

Consolidated revenue increased $383.2 million in 2016, as compared to 2015. The increase was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of acquisitions, revenue increased $85.5 million, primarily due to organic revenue growth in our Animal Hospital and Laboratory segments. The increase was partially offset by the impact of foreign currency translation and the sale of Vetstreet at the end of 2015. Our Animal Hospital same-store revenue increased 6.1% in 2016. Our Laboratory internal revenue growth was 6.3% in 2016.

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
Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	For the Years Ended December 31,
	2016		2015		2014		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2016	2015
Animal Hospital	$1,751,792	83.7%	$1,433,535	84.4%	$1,284,077	84.8%	22.2%	11.6%
Laboratory	203,143	48.1%	192,198	48.8%	184,588	51.2%	5.7%	4.1%
All Other	58,877	62.8%	80,286	63.2%	77,161	66.6%	(26.7)%	4.0%
Intercompany	(89,013)	(3.5)%	(82,415)	(3.9)%	(71,984)	(3.8)%	(8.0)%	(14.5)%
Total direct costs	$1,924,799	76.5%	$1,623,604	76.1%	$1,473,842	76.8%	18.6%	10.2%

Consolidated direct costs increased $301.2 million and $149.8 million for the years ended 2016 and 2015, respectively. The increases were primarily attributable to compensation related costs, supplies and acquisitions, predominately in the Animal Hospital segment and discussed further under Segment Results.

Consolidated direct costs increased $149.8 million and $79.9 million for the years ended 2015 and 2014, respectively. The increases were primarily attributable to compensation related costs, supplies, and acquisitions, predominately in the Animal Hospital segment as discussed further under Segment Results.

Gross Profit

The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2016		2015		2014		% Change
	$	Gross Margin	$	Gross Margin	$	Gross Margin	2016	2015
Animal Hospital	$339,988	16.3%	$264,335	15.6%	$230,801	15.2%	28.6%	14.5%
Laboratory	219,158	51.9%	201,702	51.2%	175,808	48.8%	8.7%	14.7%
All Other	34,874	37.2%	46,702	36.8%	38,624	33.4%	(25.3)%	20.9%
Intercompany	(1,956)		(2,668)		(592)
Consolidated gross profit	$592,064	23.5%	$510,071	23.9%	$444,641	23.2%	16.1%	14.7%
Intangible asset amortization associated with acquisitions	34,702		23,153		20,780
Non-GAAP consolidated gross profit and Non-GAAP consolidated gross margin (1)	$626,766	24.9%	$533,224	25.0%	$465,421	24.3%	17.5%	14.6%
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

Consolidated gross profit increased $82.0 million in 2016, as compared to 2015. Non-GAAP consolidated gross profit, which excludes the impact of the adjustments detailed in the table above, increased $93.5 million in 2016, as compared to 2015. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins in our Animal Hospital and Laboratory business segments. The increase in Non-GAAP consolidated gross profit also included $54.2 million of gross profit related to the acquisitions consummated since the beginning of 2015.

Consolidated gross profit increased $65.4 million in 2015, as compared to 2014. Excluding the impact of the adjustments detailed in the table above, Non-GAAP consolidated gross profit increased $67.8 million in 2015, as compared to 2014. The increase in Non-GAAP consolidated gross profit was primarily attributable to organic revenue growth and increased gross margins at our Animal Hospital and Laboratory business segments. The increase also included $26.2 million of gross profit related to the acquisitions consummated since the beginning of 2014.

Segment Results

Animal Hospital Segment

Revenue

Animal Hospital revenue increased $393.9 million in 2016, as compared to 2015 and $183.0 million in 2015, as compared to 2014. The components of the increases are summarized in the following table (in thousands, except percentages and average price per order):

	2016 Comparative Analysis			2015 Comparative Analysis
	For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Animal Hospital Revenue:
Same-store facility:
Orders (1)	9,459	9,330	1.4%	8,738	8,472	3.1%
Average revenue per order (2)	$183.44	$175.32	4.6%	$177.25	$172.38	2.8%
Same-store revenue (1)	$1,735,134	$1,635,714	6.1%	$1,548,798	$1,460,363	6.1%
Business day adjustment (4)	6,454	—		—	—
Foreign currency impact	(6,756)	—		(26,408)	—
Net acquired revenue (3)	356,948	62,156		175,480	54,515
Total	$2,091,780	$1,697,870	23.2%	$1,697,870	$1,514,878	12.1%
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

(4)	The 2016 business-day adjustment reflects the impact of the one additional day in 2016 as compared to 2015.

During the year ended December 31, 2016, as compared to the same period in the prior year, our volume of same-store orders increased primarily due to the combination of an overall improvement in the economy during the year and the impact of certain previously implemented initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders. For the year ended December 31, 2016, we experienced an increase in the number of higher-priced orders partially offset by a slight decrease in the number of lower-priced orders.

Price increases as well as the mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in 2016 generally ranged between 4% and 6%.

Direct Costs
Animal Hospital direct costs increased $318.3 million for the year ended December 31, 2016, as compared to 2015. The increase was primarily due to an increase in compensation related expenses of $189.1 million, supplies of $50.0 million, rent of $14.0 million, and depreciation and amortization of $18.6 million. The remainder of the increase was due to numerous items, all of which were individually immaterial. The increases in compensation related costs and supplies generally are related to overall revenue growth. The increase in rent and depreciation and amortization is primarily related to acquired animal hospitals.
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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit, and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Gross profit	$339,988	$264,335	28.6%	$264,335	$230,801	14.5%
Intangible asset amortization associated with acquisitions	30,999	18,938		18,938	16,576
Non-GAAP gross profit (1)	$370,987	$283,273	31.0%	$283,273	$247,377	14.5%
Gross margin	16.3%	15.6%		15.6%	15.2%
Non-GAAP gross margin (1)	17.7%	16.7%		16.7%	16.3%

Same-store gross profit	298,568	260,266	14.7%	251,625	227,844	10.4%
Intangible asset amortization associated with acquisitions	14,150	16,999		12,853	15,242
Non-GAAP same-store gross profit (1)	$312,718	$277,265	12.8%	$264,478	$243,086	8.8%
Same-store gross margin	17.2%	15.9%		16.2%	15.6%
Non-GAAP same-store gross margin (1)	18.0%	17.0%		17.1%	16.6%
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

Consolidated Animal Hospital gross profit increased $75.7 million for the year ended December 31, 2016, as compared to 2015. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $87.7 million in 2016, as compared to 2015. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $52.3 million and same-store revenue growth.

Consolidated Animal Hospital gross profit increased $33.5 million for the year ended December 31, 2015, as compared to 2014. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $35.9 million in 2015, as compared to 2014. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $17.3 million and same-store revenue growth.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment

The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	For the Years Ended December 31,			% Change
	2016	2015	2014	2016	2015
Revenue	$422,301	$393,900	$360,396	7.2%	9.3%
Gross profit	$219,158	$201,702	$175,808	8.7%	14.7%
Gross margin	51.9%	51.2%	48.8%

Laboratory revenue increased $28.4 million in 2016, as compared to 2015 and $33.5 million in 2015, as compared to 2014. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average price per requisition):

	2016 Comparative Analysis			2015 Comparative Analysis
	For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Laboratory Revenue:
Internal growth:
Number of requisitions (1)	13,778	13,362	3.1%	13,105	12,794	2.4%
Average revenue per requisition (2)	$30.39	$29.48	3.1%	$29.40	$28.17	4.4%
Total internal revenue (1)	$418,720	$393,900	6.3%	$385,258	$360,396	6.9%
Billing day adjustment (4)	681	—		—	—
Acquired revenue (3)	2,900	—		8,642	—
Total	$422,301	$393,900	7.2%	$393,900	$360,396	9.3%
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

(3)
Acquired revenue in both the 2016 and 2015 Comparative Analyses represents the current-year period revenue recognized from our acquired laboratories that we did not own as of the beginning of the comparable period in the prior year.

(4)	The 2016 business-day adjustment reflects the impact of an additional half day in 2016 as compared to 2015.

The increase in internal Laboratory revenue for 2016 and 2015 in comparison to the prior year periods was largely due to an increase in average revenue per requisition, primarily as a result of price increases in February 2016 and 2015, respectively, as well as changes in product mix.

The increase in requisitions for 2016 and 2015 in comparison to the prior year periods were driven by an ongoing trend in veterinary medicine to focus on the importance of laboratory diagnostic testing in the diagnosis, early detection and treatment of diseases, and the migration of certain tests to outside laboratories that have historically been performed in animal hospitals.

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

Our Laboratory gross margin increased to 51.9% in 2016, as compared to 51.2% in 2015. The improvement in gross margins is primarily attributable to leverage on our lab supply costs and transportation costs.

Our Laboratory gross margin increased to 51.2% in 2015, as compared to 48.8% in 2014. The improvement in gross margins is primarily attributable to leverage on labor, lab supplies, and transportation costs.

Intercompany Revenue

Laboratory revenue in 2016, 2015 and 2014, included intercompany revenue of $74.7 million, $63.1 million and $56.6 million, respectively, generated by providing laboratory services to our animal hospitals. All Other revenue in 2016, 2015 and 2014, included intercompany revenue of $20.4 million, $26.1 million and $19.7 million, respectively, generated by providing products and services to our animal hospitals and laboratories. For purposes of reviewing the operating performance of our operating segments, all intercompany transactions are generally accounted for as if the transactions were with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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

The following table summarizes our selling, general and administrative (“SG&A”) expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2016		2015		2014		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2016	2015
Animal Hospital (1)	$58,952	2.8%	$44,311	2.6%	$39,022	2.6%	33.0%	13.6%
Laboratory	39,979	9.5%	38,075	9.7%	33,550	9.3%	5.0%	13.5%
All Other	24,918	26.6%	33,569	26.4%	33,456	28.9%	(25.8)%	0.3%
Corporate	80,875	3.2%	68,040	3.2%	65,478	3.4%	18.9%	3.9%
Total Consolidated SG&A	$204,724	8.1%	$183,995	8.6%	$171,506	9.0%	11.3%	7.3%
Intangible asset amortization associated with acquisitions	3,080		243		259
Non-GAAP Consolidated SG&A (2)	$201,644		$183,752		$171,247

____________________________

(1)
Animal Hospital SG&A as a percentage of revenue excluding CAPNA totaled 2.5% for the year ended December 31, 2016. CAPNA SG&A included intangible asset amortization of $3.1 million for the year ended December 31, 2016.

(2)
Non-GAAP SG&A is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated SG&A expense increased $20.7 million in 2016, as compared to 2015. The increase was primarily due to the acquisition of CAPNA during the second quarter in 2016. Excluding SG&A related to CAPNA, consolidated SG&A increased $11.4 million for year ended December 31, 2016. The increase in consolidated SG&A expense for the year ended December 31, 2016, was primarily due to increases in compensation related expenses at Corporate and our Animal Hospitals segments of $6.9 million and $4.7 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. These increases were slightly offset by a decrease in our All Other SG&A expense as a result of the sale of our Vetstreet business at the end of our prior fiscal year.

Consolidated SG&A expense increased $12.5 million in 2015, as compared to 2014. The increase in consolidated SG&A in 2015, as compared to 2014, was primarily due to an increase in compensation related expenses at our Corporate, Animal Hospital, Laboratory segments of $0.6 million, $5.3 million and $2.3 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. The increases were partially offset by a decrease in SG&A of $3.6 million at our Vetstreet business due to our cost containment efforts. The remainder of the variance is attributable to several individually immaterial items.

Operating Income

The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	For the Years Ended December 31,
	2016		2015		2014		% Change
	$	% of Revenue	$	% of Revenue	$	% of Revenue	2016	2015
Animal Hospital	$279,746	13.4%	$220,579	13.0%	$190,306	12.6%	26.8%	15.9%
Laboratory	179,228	42.4%	163,601	41.5%	142,346	39.5%	9.6%	14.9%
All Other	9,953	10.6%	17,574	13.8%	(19,650)	(17.0)%	(43.4)%	189.4%
Corporate	(80,637)		(69,316)		(65,142)		(16.3)%	(6.4)%
Eliminations	(1,956)		(2,668)		(592)		26.7%	(350.7)%
Total GAAP consolidated operating income	$386,334	15.3%	$329,770	15.5%	$247,268	12.9%	17.2%	33.4%
Impact of business interruption insurance gain	—		(4,523)		—
Adjustments to other long-term liabilities	1,954		—		—
Transaction costs related to the Mars Plan of Merger	762		—		—
Transaction costs related to the CAPNA acquisition	1,386		—		—
Impact of goodwill and other long-lived assets impairment	—		—		27,019
Intangible asset amortization associated with acquisitions	37,782		23,396		21,039
Non-GAAP consolidated operating income (1)	$428,218	17.0%	$348,643	16.3%	$295,326	15.4%	22.8%	18.1%
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

Consolidated operating income increased by $56.6 million in 2016, as compared to 2015. Non-GAAP consolidated operating income which excludes the impact of adjustments in the table above, increased $79.6 million in 2016, as compared to 2015. The increase in Non-GAAP consolidated operating income for the year ended December 31, 2016, was primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments, offset by a decrease in our All Other operating income as a result of the sale of our Vetstreet business at the end of the prior fiscal year.

Consolidated operating income increased by $82.5 million in 2015, as compared to 2014. Excluding the impact of the adjustments detailed in the above table, consolidated operating income increased by $53.3 million in 2015, as compared to 2014 primarily related to the improved results mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives to direct costs. For the years ended 2016, 2015 and 2014, amortization expense associated with acquisitions was $37.8 million, $23.4 million, and $21.0 million, respectively.

Interest Expense, Net

The following table summarizes our interest expense, net of interest income (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Interest expense:
Senior term notes and revolving credit facility	$23,813	$13,442	$10,730
Capital leases and other	6,038	6,024	5,830
Amortization of debt costs	1,652	1,742	1,391
Non-GAAP interest expense (1)	31,503	21,208	17,951
Adjustments to other long-term liabilities	1,398	—	—
Consolidated interest expense	32,901	21,208	17,951
Interest income	(448)	(132)	(172)
Total consolidated interest expense, net of interest income	$32,453	$21,076	$17,779
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

Consolidated net interest expense increased $11.4 million in 2016, as compared to 2015. Excluding the impact of the adjustment in the table above, Non-GAAP net interest expense increased $10.3 million. The increase in Non-GAAP net interest expense was primarily attributable to an increase in the weighted average debt balance of our senior credit facility and a higher effective LIBOR rate applied against our total credit facility. The increase in our weighted average debt balance was primarily related to additional borrowings from our revolving credit facility, of which $345 million was drawn in connection with the acquisition of CAPNA during the three months ended June 30, 2016. Borrowings from the revolving credit facility during the year ended December 31, 2016 totaled $400 million. Additionally, an interest expense adjustment related to other long-term liabilities further contributed to increase in consolidated net interest expense for the year ended December 31, 2016, as compared to the prior year.

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

Provision for Income Taxes

The effective tax rate of income attributable to VCA for 2016, 2015 and 2014 was 39.4%, 39.1% and 39.1%, respectively.

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

The Non-GAAP financial measures presented in this report include Non-GAAP gross profit and Non-GAAP gross margin, computed on a consolidated basis, for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures include our Non-GAAP SG&A, our Non-GAAP operating income and Non-GAAP operating margin computed on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP consolidated interest expense, Non-GAAP consolidated net income, and Non-GAAP diluted earnings per share. These financial measures, as defined by us, represent the comparable GAAP measures adjusted to exclude certain charges or credits, as detailed in the tables above and below. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our Non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the years ended 2016, 2015 and 2014 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit, SG&A and operating income sections within Part II, Item 7 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit, consolidated SG&A to Non-GAAP SG&A and consolidated operating income to Non-GAAP operating income.

Our Non-GAAP adjustments include the following:

•	Adjustments to other long-term liabilities - In 2016, we recorded a non-cash charge of $3.4 million, of which $2.0 million related to compensation and $1.4 million related to interest accretion.

•	Discrete tax items - In 2016, we recorded a non-cash tax adjustment to our income tax liabilities for $1.0 million.

•	Transaction costs related to the Mars Plan of Merger - In 2016, we have recorded transaction costs of $762,000, related to the Plan of Merger between VCA and Mars.

•	Transaction costs related to the CAPNA acquisition - In 2016, we have recorded transaction costs of $1.4 million, related to our acquisition of CAPNA.

•
Business interruption insurance gain - In 2015, Our GAAP net income includes a $4.5 million gain related to business interruption insurance proceeds from the May 14, 2014 fire damage to the Medical Technology headquarters in Carlsbad, California.

•	Gain on sale of business - In 2015, we recognized a gain on sale of business of $43.3 million, related to the sale of our majority interest in our Vetstreet business.

•
Goodwill and other long-lived assets impairment - In 2014, we recognized a non-cash impairment charge of $27.0 million, related to the write-down of goodwill and other long-lived assets in our Vetstreet business.

•	Debt retirement costs - In 2016 and 2014, we incurred debt retirement costs of $1.6 million and $1.7 million, respectively, related to the refinancing of our senior credit facility

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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	For the Years Ended December 31,
	2016	2015	2014
GAAP Net income	$209,196	$211,049	$135,438
Impact of adjustments to other long-term liabilities	3,352	—	—
Impact of discrete tax items	1,045	—	—
Impact of transaction costs related to the Mars Plan of Merger	762	—	—
Impact of transaction costs related to the CAPNA acquisition	1,386	—	—
Impact of goodwill and other long-lived assets impairment	—	—	27,019
Impact of business interruption gain	—	(4,523)	—
Impact of debt retirement costs	1,600	—	1,709
Impact of gain on sale of business	—	(43,306)	—
Intangible asset amortization associated with acquisitions	35,657	23,396	21,039
Tax (benefit) expense on above adjustments	(16,733)	9,564	(18,882)
Non-GAAP Net income	$236,265	$196,180	$166,323
Non-GAAP diluted earnings per share	$2.89	$2.38	$1.89
Shares used for computing adjusted diluted earnings per share	81,725	82,414	87,825

Related Party Transactions

Related Party Vendors

Frank Reddick joined our Company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2016, 2015 and 2014. The amount paid by our Company to Akin for these legal services was approximately $2.5 million, $1.5 million and $0.9 million in 2016, 2015 and 2014, respectively.

Transactions with VetSource

In 2006, we entered into a pharmacy distribution agreement with Strategic Pharmaceutical Solutions, Inc. (“VetSource”) a start-up pharmacy distribution company. Pursuant to the terms of this agreement we are entitled to one representative on the VetSource Board of Directors. Under the agreement we promote the use of VetSource as the preferred provider of pharmaceutical products to VCA animal hospitals. The agreement has a five-year term and will renew for one year terms unless either party provides written notice of termination to the other party at least 120 days prior to expiration of the then current term. The amount paid by our Company to VetSource for pharmaceutical products was $7.0 million, $6.0 million and $5.7 million in 2016, 2015 and 2014, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with VetSource in the form of a promissory note. Our commitment under the revolving credit agreement is to loan up to $0.5 million, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2016, VetSource has no outstanding loans.

Transactions with Vetstreet

On December 31, 2015, our Company sold substantially all of the assets of Vetstreet Inc., formerly known as MediMedia Animal Health LLC ("Vetstreet") to a subsidiary of Henry Schein, Inc.. Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business for $9.6 million, which is being accounted for under the equity method of accounting for investments in common stock. The amount paid by our Company to Vetstreet for marketing related services in 2016 was $2.5 million.

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

At December 31, 2016, our consolidated cash and cash equivalents totaled $81.4 million, representing a decrease of $17.5 million as compared to the prior year. Cash flows generated from operating activities totaled $389.8 million in 2016, representing an increase of $72.3 million as compared to the prior year.

At December 31, 2016, $23.8 million of the $81.4 million of cash and cash equivalents was held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.

We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally-generated cash flows. In the future, we plan to continue to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. As of December 31, 2016, we have access to $400 million under our revolving credit facility which allows us to maintain further operating and financial flexibility. See Note 7, Long-Term Obligations, in our consolidated financial statements of this annual report on Form 10-K for a more detailed discussion. The Merger Agreement limits our ability to incur additional indebtedness and limits our ability to borrow amounts under our revolving credit facility to fund working capital, permitted capital expenditures and the purchase price and transaction expenses of permitted acquisitions.

Historically, we have been able to access the capital markets to fund larger acquisitions that could not be funded out of internally generated cash flows. The availability of financing in the form of debt or equity is influenced by many factors including our profitability, operating cash flows, debt levels, debt ratings, contractual restrictions, and market conditions. Although in the past we have been able to obtain financing for material transactions on terms we believe to be reasonable, there is a possibility that we may not be able to obtain financing on favorable terms in the future. The Merger Agreement limits our ability to incur additional indebtedness or equity and limits our ability to borrow amounts under our revolving credit facility to fund working capital, permitted capital expenditures and the purchase price and transaction expenses of permitted acquisitions.

Future Cash Flows

Short-term

We anticipate that our cash on hand and net cash provided by operations and available funds under our revolving credit agreement and incremental facilities will be sufficient to meet our anticipated cash requirements for the next 12 months. If we consummate additional significant acquisitions during this period, we may seek additional debt or equity financing. The Merger Agreement limits our ability to incur additional indebtedness or equity and limits our ability to borrow amounts under our revolving credit facility to fund working capital, permitted capital expenditures and the purchase price and transaction expenses of permitted acquisitions.
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. This plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of December 31, 2016, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. For the year ended December 31, 2016, we did not repurchase any shares under the existing repurchase authorization. The Merger Agreement limits our ability to repurchase shares of our Common Stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated.

In 2017, we expect to spend approximately $131 million for both property and equipment additions and capital costs necessary to maintain our existing facilities.

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

Debt Related Covenants

Our senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of December 31, 2016, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.

At December 31, 2016, we had an interest coverage ratio of 16.06 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The senior credit facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by the agreement (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.

At December 31, 2016, we had a leverage ratio of 2.65 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00 from June 30, 2016 through December 31, 2016 as defined under the senior credit facility. The senior credit facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows

The following table summarizes our cash flows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$389,831	$317,545	$270,210
Investing activities	(828,241)	(203,652)	(219,242)
Financing activities	421,316	(95,273)	(93,765)
Effect of currency exchange rate changes on cash and cash equivalents	(385)	(1,115)	(849)
(Decrease) increase in cash and cash equivalents	(17,479)	17,505	(43,646)
Cash and cash equivalents at beginning of year	98,888	81,383	125,029
Cash and cash equivalents at end of year	$81,409	$98,888	$81,383

Cash Flows from Operating Activities

Net cash provided by operating activities increased $72.3 million in 2016, as compared to 2015. Operating cash flows for the year ended December 31, 2016 included $217.4 million of net income and net non-cash expenses of $149.1 million, partially offset by net cash provided as a result of changes in operating assets and liabilities of $23.3 million. The changes in operating assets and liabilities primarily included a $23.5 million decrease in prepaid income taxes, a $20.0 million increase in accrued payroll and related liabilities, and a $16.1 million increase in accounts payable and other accrued liabilities, partially offset by a $22.8 million increase in inventory, prepaid expenses and other assets, and a $13.6 million increase in trade accounts receivable. The decrease in prepaid income taxes and the increases in accrued payroll and related liabilities, and accounts payable and other accrued liabilities are primarily due to the timing of payment obligations. The increase in inventory, prepaid expenses and other assets is primarily due to increased medical supplies in relation to the acquired hospitals in 2016 and an increase in the accruals for partner program receivables. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments.

Net cash provided by operating activities increased $47.3 million in 2015, as compared to 2014. Operating cash flows for the year ended December 31, 2015 included $216.1 million of net income and net non-cash expenses of $113.4 million, partially offset by net cash used as a result of changes in operating assets and liabilities of $12.0 million. The changes in operating assets and liabilities primarily included a $28.7 million increase in trade accounts receivable, and a $9.7 million increase in inventory, prepaid expenses and other assets, partially offset by an $11.3 million increase in accrued payroll and related liabilities, a $10.8 million increase in accounts payable and other accrued liabilities and accrued interest, and a $4.3 million decrease in prepaid income taxes. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments as compared to the prior-year period. The increase in inventory, prepaid expenses and other assets was primarily due to increased service agreements entered into by our Laboratory segment. The increase is partially offset due to the receipt of an insurance payment related to the May 2014 fire at our Medical Technology business, and the depletion of certain products. The increases in accrued payroll and related liabilities and accounts payable and other accrued liabilities, and the decrease in prepaid income taxes were primarily due to the timing of payment obligations.

Cash Flows from Investing Activities

The table below presents the components of the changes in investing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2016	2015	2014	2016	2015
Investing Cash Flows:
Acquisition of independent animal hospitals and laboratories	$(344,874)	$(151,586)	$(131,821)	$(193,288)	$(19,765)
Acquisition of Camp Bow Wow	—	—	(15,686)	—	15,686
Acquisition of CAPNA	(349,424)	—	—	(349,424)	—
Acquisition, Other	(3,375)	—	—	(3,375)	—
Total business acquisitions, net of cash acquired (1)	(697,673)	(151,586)	(147,507)	(546,087)	(4,079)
Investment in Vetstreet Inc. (2)	—	(9,552)	—	9,552	(9,552)
Property and equipment additions (3)	(122,946)	(95,234)	(72,948)	(27,712)	(22,286)
Proceeds from sale of assets (4)	1,729	6,762	3,904	(5,033)	2,858
Proceeds from sale of Vetstreet	—	48,000	—	(48,000)	48,000
Other (5)	(9,351)	(2,042)	(2,691)	(7,309)	649
Net cash used in investing activities	$(828,241)	$(203,652)	$(219,242)	$(624,589)	$15,590
____________________________

(1)	The number of acquisitions will vary from year-to-year based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	Concurrent with the sale of substantially all of the assets of our wholly owned subsidiary, Vetstreet, on December 31, 2015, we purchased a 19.9% interest in the continuing Vetstreet business.

(3)	The cash used to acquire property and equipment will vary from year-to-year based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(4)
The proceeds from the sale of assets in 2015 primarily relate to the sale of a hospital. The proceeds from the sale of assets in 2014 primarily relate to the insurance recovery received on assets from our Medical Technology business that were destroyed by fire.

(5)	We paid $9.0 million in connection with our acquisition holdbacks in 2016. Payouts will vary from year-to-year based on timing of each acquisition and the acquisition holdback period.

Cash Flows from Financing Activities

The table below presents the components of the changes in financing cash flows (in thousands):

	For the Years Ended December 31,			Variance
	2016	2015	2014	2016	2015
Financing Cash Flows:
Repayment of long-term obligations (1)	$(1,274,924)	$(35,017)	$(568,011)	$(1,239,907)	$532,994
Proceeds from the issuance of long-term obligations (1)	1,255,000	—	600,000	1,255,000	(600,000)
Proceeds from revolving credit facility (2)	555,000	97,000	135,000	458,000	(38,000)
Repayment of revolving credit facility	(95,000)	—	—	(95,000)	—
Payment of financing costs (1)	(3,817)	—	(7,987)	(3,817)	7,987
Distributions to noncontrolling interest partners	(6,134)	(4,962)	(5,009)	(1,172)	47
Purchase of noncontrolling interests	(4,552)	(2,500)	(326)	(2,052)	(2,174)
Proceeds from issuance of common stock under stock incentive plans	3,965	2,683	2,859	1,282	(176)
Excess tax benefits from share-based compensation	10,711	11,089	6,241	(378)	4,848
Stock repurchases (3)	(17,219)	(165,607)	(255,108)	148,388	89,501
Other	(1,714)	2,041	(1,424)	(3,755)	3,465
Net cash provided by (used in) financing activities	$421,316	$(95,273)	$(93,765)	$516,589	$(1,508)
____________________________

(1)
On June 29, 2016, we entered into a New Senior Credit Facility which resulted in the payoff of our previous senior credit facility in the amount of $577.5 million and $667.0 million for our term notes and revolving credit facility, respectively, proceeds of $880.0 million and $375.0 million from the issuance of new senior secured term notes and borrowings under our senior secured revolving facility, respectively, and payments of $3.8 million related to financing costs to creditors and third parties. A discussion of our New Senior Credit Facility is provided below in Note 7, Long-Term Obligations. Additionally, the repayments of long-term obligations also include $22.7 million in scheduled senior secured term notes principal and capital lease payments. Our principal payment obligations on our New Senior Credit Facility commenced in September 2016.

In August 2014, we entered into a new senior credit facility which resulted in the payoff of our previous credit agreement in the amount of $533.2 million, proceeds of $600.0 million from the issuance of new long-term obligations, and payments of $8.0 million related to financing costs to creditors and third parties.

(2)	We borrowed $435.0 million from our previous revolving credit facility and $120.0 million from our new revolving credit facility in which the proceeds were primarily used to fund our acquisitions.

The $97.0 million borrowed from our previous revolving credit facility in 2015 was primarily used to fund stock repurchases under our existing $400.0 million share repurchase authorization and fund our acquisitions.

(3)	In 2016, the cash paid for stock repurchases related to income taxes paid on behalf of employees who elected to net settle their tax obligation from option exercises and vested stock.

In 2015, the cash paid for stock repurchases included both the repurchase of our common stock, in accordance with our share repurchase authorization, and income taxes paid on behalf of employees who elected to net settle their tax obligation from option exercises and vested stock.

Future Contractual Cash Requirements

The following table sets forth the scheduled principal, interest and other contractual cash obligations due by us for each of the years indicated as of December 31, 2016 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$1,271,031	$33,465	$99,597	$1,137,357	$612
Capital lease obligations	83,384	4,855	10,712	9,633	58,184
Operating leases	1,441,483	98,833	194,207	180,809	967,634
Fixed cash interest expense	47,707	5,165	9,461	8,383	24,698
Variable cash interest expense Term A(1)	119,874	28,586	54,330	36,958	—
Purchase obligations(2)	16,894	7,318	9,576	—	—
Other long-term liabilities(3)	42,010	6,125	8,074	6,921	20,890
Earn-out payments	11,245	5,364	5,541	100	240
	$3,033,628	$189,711	$391,498	$1,380,161	$1,072,258
____________________________

(1)	The interest payments on our variable-rate senior term notes and revolving credit facility are based on rates effective as of December 31, 2016.

(2)	Purchase obligations consist primarily of supply purchase agreements related to our Medical Technology and animal hospital businesses and construction contracts primarily for our animal hospitals.

(3)	Includes future payments under our SERP, Consulting Agreements and Mandatorily Redeemable Partnership Interests.

Off-Balance Sheet Financing Arrangements

Other than operating leases, which are included in the Contractual Obligations table listed above as of December 31, 2016, we do not have any off-balance sheet financing arrangements.

Description of Indebtedness

New Senior Credit Facility
We entered into a New Senior Credit Facility on June 29, 2016 and pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.00% to 2.00% per annum, as set forth in the table in Note 7, Long-Term Obligations, of this annual report on Form 10-K. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.40% per annum, as set forth in the table in Note 7, Long-Term Obligations, of this annual report on Form 10-K.

At December 31, 2016, we had $869.0 million in principal outstanding under our senior term notes and $400.0 million in borrowings outstanding under our revolving credit facility.

The senior term notes and the revolving credit facility mature in June 2021.

Other Debt and Capital Lease Obligations

At December 31, 2016, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $5.3 million and $80.1 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2017 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2046 and various interest rates ranging from 1.9% to 15.0%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2016, under our senior credit facility we had borrowings of $869.0 million in senior term notes and $400.0 million in borrowings outstanding under our Revolving Credit Facility with fluctuating interest rates based on market benchmarks such as the Eurodollar rate. Changes in interest rates could adversely affect the market value of our variable-rate debt. To mitigate our exposure to increasing interest rates we have historically entered into interest rate swap agreements that effectively convert a certain amount of our variable-rate debt to fixed-rate debt. Given the fact that interest rates have been declining for the past few years, as of December 31, 2016, we had no interest rate swap agreements. In the future, we may enter into interest rate strategies to hedge against the risk of increasing interest rates as well as to maintain an appropriate mix of fixed-rate and variable-rate debt. However, we have not yet determined what those strategies will be or their possible impact.

If the Eurodollar rate increases or decreases 1% from December 31, 2016, the additional annual interest expense or savings would amount to $12.6 million.

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2016. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment of internal control over financial reporting, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company acquired Companion Animal Practices, North America (“CAPNA”) during 2016, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, CAPNA's internal control over financial reporting associated with total assets of $486.3 million and total revenue of $123.1 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

February 28, 2017

/s/ ROBERT L. ANTIN
Robert L. Antin Chairman of the Board, President and Chief Executive Officer

/s/ TOMAS W. FULLER
Tomas W. Fuller Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
VCA Inc.:

We have audited the accompanying consolidated balance sheets of VCA Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VCA Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VCA Inc.'s internal control over financial reporting of as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the internal control over financial reporting of VCA Inc.

/s/    KPMG LLP

Los Angeles, California
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
VCA Inc.:

We have audited VCA Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. VCA Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, VCA Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
VCA Inc. acquired Companion Animal Practices, North America (“CAPNA”) during 2016, and management excluded from its assessment of the effectiveness of VCA Inc.’s internal control over financial reporting as of December 31, 2016, CAPNA’s internal control over financial reporting associated with total assets of $486.3 million and total revenue of $123.1 million included in the consolidated financial statements of VCA Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of VCA Inc. also excluded an evaluation of the internal control over financial reporting of CAPNA.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VCA Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedules, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/    KPMG LLP
Los Angeles, California
February 28, 2017

VCA Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$81,409	$98,888
Trade accounts receivable, less allowance for uncollectible accounts of $23,440 and $21,775 at December 31, 2016 and 2015, respectively	85,593	76,634
Inventory	57,590	51,523
Prepaid expenses and other	44,752	30,521
Prepaid income taxes	11,705	24,598
Total current assets	281,049	282,164
Property and equipment, net	613,224	507,753
Goodwill	2,164,422	1,517,650
Other intangible assets, net	212,577	97,377
Notes receivable	2,147	2,194
Other	99,909	93,994
Total assets	$3,373,328	$2,501,132
Liabilities and Equity
Current liabilities:
Current portion of long-term obligations	$38,320	$33,623
Accounts payable	68,587	52,337
Accrued payroll and related liabilities	97,806	75,519
Other accrued liabilities	91,783	70,828
Total current liabilities	296,496	232,307
Long-term obligations, net	1,309,397	832,718
Deferred income taxes, net	142,535	131,478
Other liabilities	44,560	36,084
Total liabilities	1,792,988	1,232,587
Commitments and contingencies
Redeemable noncontrolling interests	11,615	11,511
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 81,231 and 80,764 shares outstanding as of December 31, 2016 and 2015, respectively	81	81
Additional paid-in capital	32,157	19,708
Retained earnings	1,484,391	1,275,207
Accumulated other comprehensive loss	(45,406)	(50,034)
Total VCA Inc. stockholders’ equity	1,471,223	1,244,962
Noncontrolling interests	97,502	12,072
Total equity	1,568,725	1,257,034
Total liabilities and equity	$3,373,328	$2,501,132

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenue	$2,516,863	$2,133,675	$1,918,483
Direct costs	1,924,799	1,623,604	1,473,842
Gross profit	592,064	510,071	444,641
Selling, general and administrative expense	204,724	183,995	171,506
Impairment of goodwill and other long-lived assets	—	—	27,019
Business interruption insurance gain	—	(4,523)	—
Net loss (gain) on sale or disposal of assets	1,006	829	(1,152)
Operating income	386,334	329,770	247,268
Interest expense	32,901	21,208	17,951
Interest income	(448)	(132)	(172)
Debt retirement costs	1,600	—	1,709
Other (income) expense	(902)	359	219
Gain on sale of business	—	(43,306)	—
Income before provision for income taxes	353,183	351,641	227,561
Provision for income taxes	135,780	135,543	86,878
Net income	217,403	216,098	140,683
Net income attributable to noncontrolling interests	8,207	5,049	5,245
Net income attributable to VCA Inc.	$209,196	$211,049	$135,438
Basic earnings per share	$2.59	$2.59	$1.56
Diluted earnings per share	$2.56	$2.56	$1.54
Weighted-average shares outstanding for basic earnings per share	80,926	81,443	86,656
Weighted-average shares outstanding for diluted earnings per share	81,725	82,414	87,825

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (1)	$217,403	$216,098	$140,683
Other comprehensive income:
Foreign currency translation adjustments	4,743	(31,599)	(13,963)
Other comprehensive income (loss)	4,743	(31,599)	(13,963)
Total comprehensive income	222,146	184,499	126,720
Comprehensive income attributable to noncontrolling interests (1)	8,322	4,087	4,489
Comprehensive income attributable to VCA Inc.	$213,824	$180,412	$122,231
____________________________

(1)	Includes $4.0 million, $2.4 million and $2.4 million for 2016, 2015 and 2014, respectively, related to redeemable and mandatorily redeemable noncontrolling interests.

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2013	88,508	$89	$384,797	$928,720	$(6,190)	$10,200	$1,317,616
Net income (excludes $1,210 and $1,625 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	135,438	—	2,410	137,848
Other comprehensive loss (excludes $469 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(13,207)	(287)	(13,494)
Formation of noncontrolling interest	—	—		—	—	933	933
Distributions to noncontrolling interests	—	—	—	—	—	(2,281)	(2,281)
Purchase of noncontrolling interests	—	—	30	—	—	—	30
Share-based compensation	—	—	17,200	—	—	—	17,200
Issuance of common stock under stock incentive plans	881	—	2,859	—	—	—	2,859
Stock repurchases	(6,452)	(6)	(255,102)	—	—	—	(255,108)
Excess tax benefit from stock based compensation	—	—	6,241	—	—	—	6,241
Tax shortfall and other from stock options and awards	—	—	(223)	—	—	—	(223)
Balances, December 31, 2014	82,937	83	155,802	1,064,158	(19,397)	10,975	1,211,621
Net income (excludes $958 and $1,447 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	211,049	—	2,644	213,693
Other comprehensive loss (excludes $440 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(30,637)	(522)	(31,159)
Formation of noncontrolling interest	—	—	—	—	—	1,916	1,916
Distributions to noncontrolling interests	—	—	—	—	—	(2,468)	(2,468)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	16,264	—	—	—	16,264
Issuance of common stock under stock incentive plans	911	1	2,682	—	—	—	2,683
Stock repurchases	(3,084)	(3)	(165,604)	—	—	—	(165,607)
Excess tax benefit from stock based compensation	—	—	11,089	—	—	—	11,089
Tax shortfall and other from stock options and awards	—	—	(308)	—	—	—	(308)
Balances, December 31, 2015	80,764	81	19,708	1,275,207	(50,034)	12,072	1,257,034
Net income (excludes $2,415 and $1,613 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	209,196	—	4,179	213,375
Other comprehensive loss (excludes $70 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	4,628	45	4,673
Formation of noncontrolling interests	—	—	—	—	—	86,640	86,640
Distributions to noncontrolling interests	—	—	—	—	—	(3,309)	(3,309)
Purchase of noncontrolling interests	—	—	(2,107)	—	—	(2,066)	(4,173)
Share-based compensation	—	—	18,762	—	—	—	18,762
Issuance of common stock under stock incentive plans	724	—	3,965	—	—	—	3,965
Stock repurchases	(257)	—	(17,219)	—	—	—	(17,219)
Excess tax benefit from stock based compensation	—	—	10,711	—	—	—	10,711
Other	—	—	(1,663)	(12)	—	(59)	(1,734)
Balances, December 31, 2016	81,231	$81	$32,157	$1,484,391	$(45,406)	$97,502	$1,568,725

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$217,403	$216,098	$140,683
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and other long-lived assets	—	—	27,019
Gain on sale of business	—	(43,306)	—
Depreciation and amortization	102,942	81,688	79,427
Amortization of debt issue costs	1,652	1,741	1,391
Provision for uncollectible accounts	8,306	8,401	6,248
Debt retirement costs	1,600	—	1,709
Net loss (gain) on sale or disposal of assets	1,006	829	(1,152)
Share-based compensation	18,762	16,264	17,200
Excess tax benefits from share-based compensation	(10,711)	(11,089)	(6,241)
Deferred income taxes	18,339	56,722	8,853
Other	7,229	2,159	531
Changes in operating assets and liabilities:
Trade accounts receivable	(13,555)	(28,720)	(3,900)
Inventory, prepaid expenses and other assets	(22,784)	(9,716)	(22,897)
Accounts payable and other accrued liabilities	16,124	10,812	11,597
Accrued payroll and related liabilities	19,993	11,323	6,782
Income taxes	23,525	4,339	2,960
Net cash provided by operating activities	389,831	317,545	270,210
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(697,673)	(151,586)	(147,507)
Investment in Vetstreet Inc.	—	(9,552)	—
Property and equipment additions	(122,946)	(95,234)	(72,948)
Proceeds from sale of assets	1,729	6,762	3,904
Proceeds from sale of business	—	48,000	—
Other	(9,351)	(2,042)	(2,691)
Net cash used in investing activities	(828,241)	(203,652)	(219,242)

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from the issuance of long-term obligations	1,255,000	—	600,000
Repayment of long-term obligations	(1,274,924)	(35,017)	(568,011)
Proceeds from revolving credit facility	555,000	97,000	135,000
Repayment of revolving credit facility	(95,000)	—	—
Payment of financing costs	(3,817)	—	(7,987)
Distributions to noncontrolling interest partners	(6,134)	(4,962)	(5,009)
Purchase of noncontrolling interests	(4,552)	(2,500)	(326)
Proceeds from issuance of common stock under stock incentive plans	3,965	2,683	2,859
Excess tax benefits from share-based compensation	10,711	11,089	6,241
Stock repurchases	(17,219)	(165,607)	(255,108)
Other	(1,714)	2,041	(1,424)
Net cash provided by (used in) financing activities	421,316	(95,273)	(93,765)
Effect of currency exchange rate changes on cash and cash equivalents	(385)	(1,115)	(849)
(Decrease) increase in cash and cash equivalents	(17,479)	17,505	(43,646)
Cash and cash equivalents at beginning of year	98,888	81,383	125,029
Cash and cash equivalents at end of year	$81,409	$98,888	$81,383

Supplemental disclosures of cash flow information:
Interest paid	$25,283	$18,517	$15,049
Income taxes paid	$94,337	$74,315	$75,098

Supplemental schedule of non-cash investing and financing activities:
Capital lease additions	7,090	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The Company

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

Our animal hospitals offer a full range of general medical and surgical services for companion animals. Our animal hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At December 31, 2016, we operated or managed 795 animal hospitals throughout 43 states and five Canadian provinces.

We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At December 31, 2016, we operated 61 laboratories of various sizes located strategically throughout the United States and Canada.

Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
The Vetstreet business provides several different services to the veterinary community including, online communications, professional education, marketing solutions and a home delivery platform for independent animal hospitals. On December 31, 2015, we completed the sale of our Vetstreet business, resulting in a gain of $43.3 million. Concurrent with the sale of substantially all of the assets of the company, we purchased a 19.9% interest.
Our Camp Bow Wow business franchises are a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®. As of December 31, 2016, there were 130 Camp Bow Wow® franchise locations operating in 33 states and one Canadian province.

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

We provide management and other administrative services to certain veterinary practices in states and Canadian provinces with laws, rules and regulations which require that veterinary medical practices be owned by licensed veterinarians and that corporations which are not owned by licensed veterinarians refrain from providing, or holding themselves out as providers of, veterinary medical care. In these states and Canadian provinces, we provide management and other administrative services to the veterinary medical practices. At December 31, 2016, we operated 228 animal hospitals in 16 of these states and 86 animal hospitals in five Canadian provinces, under management agreements with these veterinary practices. Pursuant to the management agreements, the veterinary medical practices are each solely responsible for all aspects of the practice of veterinary medicine, as defined by their respective state or province.

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

Deferred Revenue

We defer revenue for certain transactions as follows:

•
We defer revenue for pre-paid services such as our veterinarian wellness, franchise fees and education services and recognize that revenue on a straight-line basis over the contract period or as the services are provided depending on the nature of the service.

•	We defer revenue for services provided as part of the purchase of equipment and software and recognize that revenue on a straight-line basis over the service period.

As a result of these policies, we have deferred revenue and costs at December 31, 2016 and 2015 consisting of the following (in thousands):

	2016	2015
Deferred equipment revenue(1)	$2,718	$753
Deferred fixed-priced support or maintenance contract revenue	4,527	3,811
Other deferred revenue(2)	16,246	10,083
Total deferred revenue	23,491	14,647
Less current portion included in other accrued liabilities	21,400	14,647
Long-term portion of deferred revenue included in other liabilities	$2,091	$—
Current portion of deferred costs included in prepaid expenses and other	$784	$1,172
Long-term portion of deferred costs included in other assets	1,297	(72)
Total deferred costs(3)	$2,081	$1,100
 ____________________________

(1)	Represents amounts received for sales arrangements that include equipment, hardware, software and services.

(2)	Represents amounts received in advance for services.

(3)	Represents costs related to warranties, equipment and hardware included in deferred equipment revenue.

Customer Loyalty Programs

We record reductions to revenue related to customer incentive programs, which include various forms of cash consideration. Incentives may be provided in the form of credits, coupons or loans and are earned by customers upon entering into an agreement to purchase products or services in future periods while maintaining defined volume purchase or utilization levels. These incentives are capitalized and recognized as a reduction to revenue over the term of the customer agreement. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2016, 2015 and 2014, we did not have any impaired customer acquisition costs.

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

Depreciation and amortization expense, including the amortization of property under capital leases, in 2016, 2015 and 2014 was $65.2 million, $58.3 million and $58.4 million, respectively.

Property and equipment at December 31, 2016 and 2015 consisted of (in thousands):

	2016	2015
Land	$72,526	$72,651
Building and improvements	173,214	156,417
Leasehold improvements	247,470	213,272
Furniture and equipment	380,771	325,244
Software	51,792	46,366
Buildings held under capital leases	72,004	58,984
Equipment held under capital leases	62	55
Construction in progress	54,745	22,230
Total property and equipment	1,052,584	895,219
Less — accumulated depreciation and amortization	(439,360)	(387,466)
Total property and equipment, net	$613,224	$507,753

Accumulated amortization on buildings and equipment held under capital leases amounted to $20.9 million and $19.1 million at December 31, 2016 and 2015, respectively.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

As of October 31, 2016, we evaluated our goodwill for impairment. Based on this analysis, we concluded that goodwill was not impaired for any of our reporting units. As of December 31, 2016, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review of goodwill.
k.    Other Intangible Assets

In addition to goodwill, we have amortizable intangible assets at December 31, 2016 and 2015, as follows (in thousands):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$218,847	$(62,331)	$156,516	$116,082	$(48,821)	$67,261
Covenants not-to-compete	23,990	(7,580)	16,410	12,435	(4,779)	7,656
Favorable lease assets	9,451	(5,855)	3,596	9,441	(5,440)	4,001
Technology	1,377	(795)	582	1,377	(589)	788
Trademarks	30,144	(7,713)	22,431	11,591	(4,086)	7,505
Client lists	10	(1)	9	—	—	—
Franchise rights	11,730	(2,737)	8,993	11,730	(1,564)	10,166
Total	$295,549	$(87,012)	$208,537	$162,656	$(65,279)	$97,377

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

Amortization is recognized on the straight-line method over the following estimated useful lives:

Non-contractual hospital customer relationships	5 to 7 years
Non-contractual laboratory customer relationships	10 to 25 years
All other non-contractual customer relationships	5 years
Covenants not-to-compete	3 to 25 years
Favorable lease assets	8 to 27 years
Technology	4 to 10 years
Trademarks	2 to 10 years
Client list	3 years
Franchise rights	10 years

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Aggregate amortization expense	$37,782	$23,395	$21,039

The estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter at December 31, 2016 is as follows (in thousands):

Definite-lived intangible assets:
2017	$43,068
2018	39,454
2019	36,407
2020	31,475
2021	21,209
Thereafter	36,924
Total	$208,537
Indefinite-lived intangible assets:
Trademarks	4,040
Total intangible assets	$212,577

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

We account for unrecognized tax benefits also in accordance with the FASB’s accounting guidance on income taxes which prescribe a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We did not have any unrecognized tax benefits at December 31, 2016 and 2015.

m.    Notes Receivable

Notes receivable are financial instruments issued in the normal course of business and are not market traded. The amounts recorded approximate fair value and are shown net of valuation allowances. There were no valuation allowances recorded as of December 31, 2016 and December 31, 2015. The notes bear interest at rates varying from 2.6% to 7.5% per annum.

n.    Deferred Financing Costs

Deferred financing costs are presented as a reduction of the related debt, and are amortized using the effective interest method over the life of the debt. Amortization of deferred financing costs was $1.7 million and $1.7 million for the periods ending December 31, 2016 and 2015, respectively.

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

p.    Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Total marketing and advertising expense included in direct costs amounted to $26.2 million, $25.5 million and $23.9 million for 2016, 2015 and 2014, respectively. Total marketing and advertising expense included in selling, general and administrative expense amounted to $7.9 million, $7.5 million and $6.8 million for 2016, 2015 and 2014, respectively.

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

r.    Product Warranties

We accrue the cost of basic product warranties included with the sale of our digital radiography imaging equipment and our ultrasound imaging equipment at the time we sell these units to our customers. Our warranty costs are primarily for our assistance in helping our customers resolve issues with the warranties they have with the original equipment manufacturers. We estimate our warranty costs based on historical warranty claim experience. Accrued warranty costs at December 31, 2016 were$0.05 million. There were $0.05 million accrued warranty costs at December 31, 2015.

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

	For Years Ended December 31,
	2016	2015	2014
Net income attributable to VCA Inc.	$209,196	$211,049	$135,438
Weighted average common shares outstanding:
Basic	80,926	81,443	86,656
Effect of dilutive potential common stock:
Stock options	270	330	302
Non-vested shares and units	529	641	867
Diluted	81,725	82,414	87,825
Basic earnings per common share	$2.59	$2.59	$1.56
Diluted earnings per common share	$2.56	$2.56	$1.54

For the years ended December 31, 2016, 2015 and 2014, potential common shares of 15,481, 55,351 and 31,668, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

w.   Recent Accounting Pronouncements

In December 2016, the FASB issued Accounting Standards Update ("ASU") 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” as part of the Board’s ongoing project on its agenda about Technical Corrections and Improvements to clarify the Codification or to correct unintended application of guidance. A separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 was issued to increase awareness of the proposals and to expedite improvements to Update 2014-09. This Update affects various areas of ASU 2014-09 including: Loan Guarantee Fees, Contract Costs-Impairment Testing, Contract Costs-Interaction of Impairment Testing with Guidance in Other Topics, Scope of Topic 606, Disclosure of Remaining Performance Obligations,

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

Disclosure of Prior-Period Performance Obligations, Contract Modifications Example, Contract Asset versus Receivable, Refund Liability, and Advertising Costs. The effective date and transition requirements of this ASU for public entities would be the same as the effective date for ASU 2014-09 as amended by ASU 2015-04, which are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements,” that affect a wide variety of Topics in the Accounting Standards Codification (ASC) including amendments to Subtopic 350-40, Intangibles-Goodwill and Other- Internal-Use Software, Subtopic 360-20, Property, Plant, and Equipment- Real Estate Sales, Topic 820, Fair Value Measurement, Subtopic 405-40, Liabilities-Obligations Resulting from Joint and Several Liability Arrangements, Subtopic 860-20, Transfers and Servicing-Sales of Financial Assets, Subtopic 860-50, Transfers and Servicing-Servicing Assets and Liabilities. The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. For the six amendments mentioned above, early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to address the diversity that exists on how entities classify and present changes in restricted cash or restricted cash equivalents on the statement of cash flows. Other than limited guidance for not-for-profit entities, current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. The amendments in this update now provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This ASU is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. We do not think that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810) Interests held through Related Parties That are under Common Control,” to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The effective date and transition requirements of this ASU for public entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Since this update is related to ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the amendments should be applied retrospectively if ASU 2015-02 has already been adopted. If not, amendments of both these ASUs should be adopted at the same time, with the same transition method elected for ASU 2015-02. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 710) Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. While current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party, this ASU requires the entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this Update are part of the Board’s Simplification initiative and align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). The effective date and transition requirements of this ASU for public entities are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods, with early adoption permitted. The amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on eight specific cash flow issues where current GAAP is unclear or does not have specific guidance. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2)

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4)
proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The effective date and transition requirements of this ASU for public entities are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods or services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017.

The Company has begun to analyze the impact of the new standard on its financial results based on an inventory of the Company’s current contracts with customers. The Company has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment as used to recognize revenue under current standards. Revenue on a significant portion of our contracts is currently recognized at the time the related services are rendered. Under the new standard the Company will continue to recognize revenue on these contracts using a similar approach as the performance obligations, transaction prices and related allocations are not expected to differ in comparison to the new standard.

In certain other cases we defer revenue related to multiple element arrangements. Based on the contracts currently in place, the Company does not anticipate a significant acceleration of revenue upon applying the new standard to its current contracts under these fact patterns.

The Company continues to evaluate the impact of ASU 2014-09 on our financial results and prepare for the adoption of the standard on January 1, 2018, including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Company is in the process of determining the method of adoption it will elect and the impact on our consolidated financial statements and footnote disclosures, and will continue to provide enhanced disclosures as we continue our assessment.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as part of the Board’s Simplification Initiative. The areas for simplification in this Update involves several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Variables such as timing of award settlements or expirations, changes in stock price over time, ultimate payout levels for awards with performance contingencies, shares cancelled before vesting, and the tax rules in effect at the time of settlement will impact both the timing and the amount of the tax deductions.  Thus, this ASU is likely to add more volatility to our effective tax rate. The Company is in the process of determining the impact of this ASU on our consolidated financial statements and footnote disclosures as we prepare to adopt the new standard effective January 1, 2017.

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies, continued

for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier adoption is permitted. No additional disclosures are required at transition. We do not expect this adoption to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification®; Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®; Section C-Background Information and Basis for Conclusions.” The amendments in this Update affect any entity that enters into a lease with some specified scope exemptions and supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP which did not require lease assets and lease liabilities to be recognized for most leases. The lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. A lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have made progress toward completing our evaluation of potential changes from adopting the new standard on our leasing activities and continue to evaluate the impact of the adoption of this new guidance on our consolidated financial statements. We expect to have our evaluation completed by the end of 2017.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. For public business entities, this Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We do not expect this adoption to have a significant impact on our consolidated financial statements.

x.   Reclassifications

Certain reclassifications have been made herein to prior year balances to conform to the 2016 financial statement presentation.

3.	Related Party Transactions

a.  Related Party Vendors

Frank Reddick joined our Company as a director in February 2002 and is a partner in the law firm of Akin Gump Strauss Hauer & Feld, LLP (“Akin”). Akin provided legal services to us during 2016, 2015 and 2014. The amount paid by our Company to Akin for these legal services was approximately $2.5 million, $1.5 million and $0.9 million in 2016, 2015 and 2014, respectively.

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

term. The amount paid by our Company to VetSource for pharmaceutical products was $7.0 million, $6.0 million and $5.7 million in 2016, 2015 and 2014, respectively. We own 39.3% of the outstanding preferred stock of VetSource.

On October 24, 2013, we entered into a $1.2 million revolving credit agreement with VetSource in the form of a promissory note. Our commitment under the revolving credit agreement is to loan up to $0.5 million, equitable to our 39.3% pro rata share in VetSource. As of December 31, 2016, we have no outstanding loan to VetSource.

c.    Transactions with Vetstreet

On December 31, 2015, our Company sold substantially all of the assets of Vetstreet Inc., formerly known as MediMedia Animal Health LLC ("Vetstreet") to a subsidiary of Henry Schein, Inc.. Concurrent with the sale of Vetstreet, we purchased a 19.9% interest in the continuing Vetstreet business for $9.6 million, which is being accounted for under the equity method of accounting for investments in common stock. The amount paid by our Company to Vetstreet for marketing related services in 2016 was $2.5 million.

4.	Acquisitions

Our acquisition strategy includes the acquisition of animal hospitals, animal hospital chains, laboratories or related businesses. In accordance with that strategy, we acquired the following:

	For the Years Ended December 31,
	2016	2015	2014
Animal Hospitals:
Acquisitions, excluding CAPNA in 2016 (1)	71	55	47
CAPNA (2)	56	—	—
Acquisitions, merged	(3)	(7)	(4)
Sold, closed or merged	(11)	(9)	(9)
Net increase	113	39	34
Laboratories:
Acquisitions	—	1	—
Acquisitions, merged	—	(1)	—
New facilities	1	1	3
Net increase	1	1	3
____________________________

(1)	Includes two additional independent animal hospitals that were acquired by Companion Animal Practices, North America ("CAPNA") subsequent to its May 2016 acquisition.

(2)	On May 1, 2016, we acquired an 80% ownership interest in CAPNA.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions, excluding CAPNA

The purchase price allocations for some of the 2016 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our acquired independent animal hospitals and laboratories, excluding CAPNA, and the allocation of the purchase price (in thousands):

	For Years Ended December 31,
	2016	2015	2014
Consideration:
Cash	$351,404	$147,379	$122,804
Cash acquired	(6,530)	(258)	(1)
Cash, net of cash acquired	344,874	147,121	122,803
Assumed debt	11,414	16,885	7,426
Holdbacks	9,479	5,040	3,000
Earn-outs	7,281	1,671	2,037
Fair value of total consideration transferred	$373,048	$170,717	$135,266

Allocation of the Purchase Price:
Tangible assets	$32,212	$11,482	$5,902
Identifiable intangible assets (1)	47,121	41,216	22,964
Goodwill (2)	302,957	124,198	110,234
Other liabilities assumed	(8,344)	(2,206)	(115)
Fair value of assets acquired and liabilities assumed	$373,946	$174,690	$138,985
Noncontrolling interest	(2,015)	(2,675)	(1,705)
Notes receivable from shareholder for formation of noncontrolling interest	1,375	(1,298)	—
Preferred stock issued	(258)	—	—
Fair value of pre-existing investment	—	—	(2,014)
Total	$373,048	$170,717	$135,266

(1)
Identifiable intangible assets include customer relationships, trademarks, covenants-not-to-compete and client lists. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks, covenants-not-to-compete and client lists is approximately five, eight, five and three years, respectively.

(2)	We expect that $263.4 million, $100.1 million and $62.5 million of the goodwill recorded in 2016, 2015 and 2014, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of Abaxis Veterinary Reference Laboratory ("AVRL") for total consideration of $21.0 million, and the acquisition of two additional independent animal hospitals acquired by CAPNA subsequent to its May 2016 acquisition for total consideration of $5.4 million.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

2016 CAPNA Acquisition
On May 1, 2016, we acquired an 80% ownership interest in CAPNA for a purchase price of $350.4 million. CAPNA, founded in 2010, is located in Las Vegas, Nevada, and at the time of its acquisition, operated a network of 56 free standing animal hospitals in 18 states.

The following table summarizes the purchase price and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$352,829
Cash acquired	(3,405)
Cash, net of cash acquired	$349,424
Holdbacks	1,000
Fair value of total consideration transferred	$350,424

Allocation of the Purchase Price:
Tangible assets	$25,063
Identifiable intangible assets (1)	102,300
Goodwill (2)	336,950
Other liabilities assumed	(27,889)
Fair value of assets acquired and liabilities assumed	$436,424
Noncontrolling interest	(86,000)
Total	$350,424
____________________________

(1)
Identifiable intangible assets primarily include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately seven years. The amortization periods for customer relationships, trademarks and covenants is seven years, five years and five years, respectively.

(2)	As of December 31, 2016, we expect that $270.3 million of goodwill recorded for this acquisition will be deductible for income tax purposes.

The purchase price allocation for CAPNA is preliminary and is pending the valuation of certain items including, but not limited to, capital leases, operating leases and deferred income taxes. The final valuation of the net assets acquired and liabilities assumed is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. During the three months ended December 31, 2016, measurement period adjustments were recorded for capital leases, operating lease liabilities and deferred income taxes.

Subsequent to the May 1, 2016 acquisition, CAPNA acquired two additional independent animal hospitals for total consideration of $5.4 million. These hospitals are excluded from the table above, but are included in the Animal Hospital and Laboratory Acquisitions table.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.	Acquisitions, continued

Pro Forma Information

The following pro forma financial information for the years ended December 31, 2016 and 2015 presents, (i) the actual results of operations of our 2016 acquisitions and (ii) the combined results of operations for our Company and our 2016 acquisitions as if those acquisitions had been completed on January 1, 2015, the first day of the comparable prior annual reporting period. The pro forma financial information considers principally (i) our Company’s financial results, (ii) the historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets, (iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on January 1, 2015. The pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior annual reporting period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our Company.

	Revenue	Net Income
(In thousands):
Results of acquired businesses included in our year ended December 31, 2016 actuals	$230,612	$12,914
2016 supplemental pro forma from January 1, 2016 to December 31, 2016 (1)	$2,648,242	$217,906
2015 supplemental pro forma from January 1, 2015 to December 31, 2015 (1)	$2,512,807	$223,135
__________________________

(1)	2016 supplemental pro forma net income was adjusted to exclude $1.4 million of acquisition-related costs incurred in 2016. 2015 supplemental pro forma net income was adjusted to include these charges.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Goodwill

The following table presents the changes in the carrying amount of our goodwill for 2016 and 2015 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2014
Goodwill	$1,305,558	$97,535	$142,825	$1,545,918
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,305,558	97,535	12,768	1,415,861
Goodwill acquired	120,374	3,824	1,507	125,705
Foreign translation adjustment	(22,441)	(86)	—	(22,527)
Other (1)	(1,385)	(4)	—	(1,389)
Balance as of December 31, 2015
Goodwill	1,402,106	101,269	144,332	1,647,707
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,402,106	101,269	14,275	1,517,650
Goodwill acquired	639,907	—	970	640,877
Foreign translation adjustment	3,570	14	—	3,584
Other (1)	2,311	—	—	2,311
Balance as of December 31, 2016
Goodwill	2,047,894	101,283	145,302	2,294,479
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$2,047,894	$101,283	$15,245	$2,164,422
____________________________

(1)	In 2016 and 2015, "Other" primarily includes write-offs related to the sale of animal hospitals partially offset by measurement period adjustments.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2016	2015
Deferred revenue	$21,400	$14,647
Holdbacks and earn-outs	20,823	9,959
Accrued other insurance	6,169	5,013
Deferred rent	5,347	4,791
Accrued health insurance	4,818	4,952
Accrued workers' compensation	3,733	3,212
Customer deposits	3,168	2,971
Miscellaneous accrued taxes (1)	2,966	3,317
Accrued accounting and legal fees	2,508	2,697
Accrued lease payments	1,409	1,536
Other	19,442	17,733
	$91,783	$70,828
____________________________
(1) Includes property, sales, and use taxes.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations

Long-term obligations consisted of the following at December 31, 2016 and 2015 (in thousands):

		2016	2015
Senior term notes	Principal amount	$869,000	$585,000
	Less unamortized debt issuance costs	(2,605)	(2,408)
	Notes payable, maturing in 2021, secured by assets, variable interest rate (2.28% and 1.92% at 2016 and 2015, respectively)	$866,395	$582,592
Revolving credit	Principal amount	$400,000	$232,000
	Less unamortized debt issuance costs	(4,093)	(3,725)
	Revolving line of credit, maturing in 2021, secured by assets, variable interest rate (2.28% at 2016 and 1.92% at 2015)	$395,907	$228,275
Secured seller notes	Notes payable matures in 2017, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Other Debt	1,801	—
	Total debt obligations	$1,264,333	$811,097
	Capital lease obligations	83,384	55,244
		1,347,717	866,341
	Less — current portion	(38,320)	(33,623)
		$1,309,397	$832,718

The annual aggregate scheduled maturities of our long-term obligations for the five years subsequent to December 31, 2016 are presented below (in thousands):

	Debt Obligations	Capital Lease Obligations	Total
2017	$33,465	$4,855	$38,320
2018	44,418	5,262	49,680
2019	55,179	5,450	60,629
2020	77,179	5,073	82,252
2021	1,060,178	4,560	1,064,738
Thereafter	612	58,184	58,796
Total	$1,271,031	$83,384	$1,354,415

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

On June 29, 2016, we entered into a New Senior Credit Facility with various lenders for approximately $1.7 billion of senior secured credit facilities with Bank of America, N.A., as the administrative agent, swingline lender and Letter of Credit issuer, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Suntrust Bank, and Wells Fargo Bank, N.A. as co-syndication agents (the "New Senior Credit Facility"). The New Senior Credit Facility replaced our previous senior credit facility which provided for $600 million of term notes and an $800 million revolving credit facility. The New Senior Credit Facility provides for $880 million of senior secured term notes and an $800 million senior secured revolving facility, which may be used to

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

As of December 31, 2016, we have borrowed $400 million from our revolving credit facility to fund our acquisition pipeline and for repurchases under our existing $400 million share repurchase authorization.

Interest Rate. In general, borrowings under the senior credit facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 3, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 3, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended December 31, 2016, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

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

Maturity and Principal Payments. The senior term notes mature on June 29, 2021. Principal payments on the senior term notes of $5.5 million are due each calendar quarter from March 31, 2017 to and including June 30, 2017, $11.0 million are due each calendar quarter from September 30, 2017 to and including June 30, 2019 and $16.5 million are due each calendar quarter from September 30, 2019 to and including June 30, 2020 and $22.0 million are due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time as set forth in the table above and is applied to the unused portion of the commitment. The revolving credit facility matures on June 29, 2021. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At December 31, 2016, we had borrowings of $400.0 million under our revolving credit facility.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.	Long-Term Obligations, continued

The following table sets forth the scheduled principal payments for the senior credit facility (in thousands):

	2017	2018	2019	2020	Thereafter
Senior term notes	$33,000	$44,000	$55,000	$77,000	$660,000
Revolving loans	—	—	—	—	400,000
	$33,000	$44,000	$55,000	$77,000	$1,060,000

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

Debt Covenants. The senior credit facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the senior credit facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At December 31, 2016, we had an interest coverage ratio of 16.06 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.65 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00.

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

Non-Recurring Financial Measurements

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. During the year ended December 31, 2016, there were no changes to our non-recurring fair value measurements.

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

Long-Term Debt.    The fair value of debt at December 31, 2016 and December 31, 2015 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$1,269,000	$1,269,000	$817,000	$817,000

9.	Dividends and Share Repurchase Program

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, our New Senior Credit Facility places limitations on our ability to pay cash dividends or make other distributions in respect of our common stock. Specifically, our New Senior Credit Facility dated June 29, 2016 prohibits, at various intervals during the term of the New Senior Credit Facility, the payment of cash dividends if specified leverage ratios are exceeded and liquidity and net income thresholds fail to be met after giving effect to the payment of the proposed cash dividends. Any future determination as to the payment of dividends will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

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

Stock Incentive Plans

At December 31, 2016, there were stock options, non-vested shares and restricted stock units outstanding under our existing stock incentive plans. At December 31, 2016, we maintained two plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan ("2015 Plan"). Pursuant to the 2015 Plan, new options and other stock awards may only be granted under the 2015 Plan. In addition, any shares that are forfeited, canceled, expired or settled in cash under the 2006 Plan will not be available for issuance under the 2006 Plan nor the 2015 Plan. The number of shares of common stock remaining

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

available for future issuance under the 2015 Plan may increase by any shares of common stock underlying prior outstanding options that expire, are forfeited, canceled or terminate for any reason without having been exercised in full. The number of shares available for issuance at December 31, 2016 was 2,761,369. Outstanding options, non-vested shares and restricted stock units granted under our plans typically vest over periods that range from three to four years, and outstanding options typically expire between five and ten years from the date of grant.

Stock Options

A summary of our stock option activity for 2016 and 2015 is as follows (in thousands, except weighted-average exercise price and weighted-average remaining contractual term):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	845	$17.54
Granted	—	$—
Exercised	(166)	$16.13
Expired	—	$—
Forfeited/Canceled	(11)	$15.98
Outstanding at December 31, 2015	668	$17.91	1.7	$24,768
Granted	—	$—
Exercised	(225)	$17.66
Expired	—	$—
Forfeited/Canceled	—	$—
Outstanding at December 31, 2016	443	$18.05	0.9	$22,430
Exercisable at December 31, 2016	443	$18.05	0.9	$22,430
Vested and expected to vest at December 31, 2016	443	$18.05	0.9	$22,430

There were no stock options granted during 2016, 2015 and 2014. The aggregate intrinsic value of our stock options exercised during 2016, 2015 and 2014 was $11.2 million, $6.4 million and $4.6 million, respectively. The actual tax benefit realized on options exercised during 2016, 2015 and 2014 was $4.4 million, $2.5 million and $1.8 million, respectively. The total fair value of options vested during 2016, 2015 and 2014 was $0.6 million, $1.8 million and $1.8 million, respectively.

The following table summarizes information about the options outstanding at December 31, 2016 (in thousands, except per share amounts and the weighted-average remaining contractual life):

Options Outstanding				Options Exercisable
Exercise Price	Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Exercisable	Weighted-Avg. Exercise Price
$15.98 - $18.94	443,245	0.9	$18.05	443,245	$18.05

At December 31, 2016, we have fully recognized compensation cost for our outstanding options.

Calculation of Fair Value

The fair value of our options is estimated on the date of grant using the Black-Scholes option pricing model. We amortize the fair value of our options on a straight-line basis, net of estimated forfeitures, over the requisite service period. There were no options granted during 2016, 2015 and 2014.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

We use historical data to estimate pre-vesting option forfeitures. We recognize share-based compensation only for those awards that we expect to vest.

The compensation cost charged against income for stock options was $0.4 million, $1.3 million and $1.6 million for 2016, 2015 and 2014, respectively. The corresponding income tax benefit recognized in the income statement was $0.2 million, $0.5 million and $0.6 million for 2016, 2015 and 2014, respectively.

Non-Vested Shares

Additionally, under the 2006 and 2015 Equity Incentive Plans, we have issued non-vested stock awards in our common stock to certain employees and members of our Board of Directors. The outstanding non-vested stock awards to employees and executives generally vest in three or four equal annual installments starting with the first anniversary of the grant date. The non-vested stock awards to members of our Board of Directors generally vest in equal annual installments over three years from the date of grant. A summary of our non-vested stock activity for 2016 and 2015 is as follows (in thousands, except weighted-average fair value per share):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2014	822	$25.77
Granted	131	$53.76
Vested	(484)	$22.40
Forfeited/Canceled	(52)	$26.77
Outstanding at December 31, 2015	417	$38.28
Granted	136	$68.10
Vested	(195)	$31.59
Forfeited/Canceled	(9)	$43.05
Outstanding at December 31, 2016	349	$53.48

During 2016, we granted 135,619 shares of non-vested common stock. Of these awards, 130,627 shares were granted to employees and 4,992 shares were granted to our non-employee directors. The awards to employees will vest in equal annual installments over four years. The shares awarded to our non-employee directors will vest in three equal annual installments.

Total compensation expense related to non-vested stock awards was $7.0 million, $6.0 million and $7.5 million in 2016, 2015 and 2014, respectively. The corresponding income tax benefit recognized in the income statement was $2.8 million, $2.3 million and $2.9 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $17.4 million of unrecognized compensation cost related to these non-vested shares that will be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

Pursuant to the terms of the 2006 and 2015 Equity Incentive Plans, we have also granted performance-based restricted stock units ("RSUs") to our executive and non executive officers representing the right to receive one share of common stock. These RSUs will be earned upon achievement of the applicable performance criteria during a three year performance period from the date of grant and in accordance with the specific equity performance award agreement they were issued from. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will generally vest in equal annual installments over four years from the date of grant.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.	Share-Based Compensation, continued

A summary of our RSU award activities for 2016 and 2015 is as follows (in thousands, except weighted-average fair value per share):

	Units	Grant Date Weighted- Average Fair Value Per Unit
Outstanding at December 31, 2014	685	$29.60
Granted	250	$50.37
Vested/Paid out	(261)	$26.15
Performance Share Units Adjustment (1)	73	$27.78
Forfeited/Canceled	—	$—
Outstanding at December 31, 2015	747	$37.91
Granted	230	$55.96
Vested/Paid out	(305)	$31.39
Forfeited/Canceled	(2)	$21.04
Outstanding at December 31, 2016	670	$47.11
____________________________

(1)
The Performance Share Units Adjustment represent the difference of restricted stock units earned above or below the units that were initially granted and what were actually earned at the end of each performance period.

Share-based compensation expense related to performance-based restricted stock units reflects the estimated probable outcome at each performance period. Upon completion of the performance period, the actual number of restricted stock units earned are determined and are subject to further vesting. Total compensation cost charged against income related to RSU awards was $11.3 million, $9.0 million and $8.1 million for 2016, 2015 and 2014, respectively. The corresponding income tax benefit recognized in the income statement was $4.4 million, $3.5 million and $3.2 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $17.6 million of total unrecognized compensation cost related to our RSU awards. This cost is expected to be recognized over a weighted-average period of over 3.3 years.

During the year ended December 31, 2016, we granted 229,590 performance based RSUs to our executive and non executive officers representing the right to receive on share of common stock. These RSUs will be earned upon the achievement of applicable performance criteria during the performance periods, from fiscal period 2016 to 2019, as set forth in the 2016 equity performance award agreements. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will further vest in four equal annual installments on the later of the certification of the applicable results or the annual anniversary of the grant date.

11.	Commitments and Contingencies

a.    Leases

We operate many of our animal hospitals from premises that are leased under operating leases with terms, including renewal options, ranging from five to 35 years. Certain leases include fair-value purchase options that can be exercised at our discretion at various times within the lease terms.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies, continued

The future minimum lease payments on operating leases at December 31, 2016 are as follows (in thousands):

2017	$98,833
2018	98,251
2019	95,956
2020	92,655
2021	88,154
Thereafter	967,634
Total	$1,441,483

Rent expense totaled $92.0 million, $76.7 million and $69.7 million in 2016, 2015 and 2014, respectively. Rental income totaled $1.2 million, $1.1 million and $1.2 million in 2016, 2015 and 2014, respectively.

b.    Purchase Commitments

Under the terms of certain purchase agreements, we have aggregate commitments to purchase approximately $16.9 million of products and services through 2019.

c.    Earn-out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $11.2 million.

In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable at each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are level 3 inputs. The changes in fair value were immaterial to our consolidated financial statements taken as a whole. We recorded $9.2 million and $3.5 million in earnout liabilities as of December 31, 2016 and 2015, respectively, which are included in other accrued liabilities in our consolidated balance sheets.

d.    Holdbacks

In connection with certain acquisitions, we withheld a portion of the purchase price, or the holdback, as security for indemnification obligations of the sellers under the acquisition agreement. The amounts withheld are typically payable within a 12-month period. The total outstanding holdbacks at December 31, 2016 and 2015 were $11.6 million and $6.5 million, respectively, and are included in other accrued liabilities.

We paid $9.0 million, $3.2 million and $0.7 million in 2016, 2015 and 2014, respectively, to sellers for the unused portion of holdbacks.

e.    Legal Proceedings

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. Plaintiff Duran moved to certify a meal period premium class, a

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies, continued

rest period premium class and a class under California’s Business and Professions Code §§17200 et seq., on January 9, 2014. On May 7, 2014, we obtained partial summary judgment, dismissing four of eight claims of the complaint, including the claims for failure to pay regular and overtime wages. On June 24, 2015, the Court denied Plaintiff’s Motion. The plaintiff continues to have a Private Attorney Generals Act ("PAGA") claim. On or about January 10, 2017, VCA filed a motion to prevent Duran from pursuing his PAGA action. That motion is currently pending before the court. We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On July 16, 2014, two additional former veterinary assistants filed a purported class action lawsuit against VCA in the Superior Court of the State of California for the County of Los Angeles, titled La Kimba Bradsbery and Cheri Brakensiek vs. Vicar Operating, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants, kennel assistants, and client service representatives employed by us in California, and alleges, among other allegations, that VCA improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, improperly failed to pay reporting time pay, improperly failed to reimburse for certain business-related expenses, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. This lawsuit and the Duran case above are related and are before the same Judge. In September 2014, the court issued an order staying the La Kimba Bradsbery lawsuit. On or about August 23, 2016, the Court lifted the stay and discovery is proceeding. We intend to vigorously defend against the Bradsbery action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

On March 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit sought to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleged, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit sought compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. Plaintiffs filed their motion for class certification on February 12, 2016. On May 16, 2016, VCA filed its opposition to plaintiffs’ motion for class certification. On June 10, 2016, VCA filed a motion for summary judgment as to all of plaintiffs’ individual claims. The Honorable Christina Snyder issued her decision on September 12, 2016, granting Defendants’ summary judgment motion and denying Plaintiffs' motion for class certification as moot. On October 13, 2016, Defendants filed a Notice to Appeal. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
Following the announcement of the execution of the Merger Agreement, two putative stockholder class action complaints were filed in the United States District Court for the Central District of California relating to the proposed Merger with Mars: (1) Hight vs. VCA Inc., et al., Case No. 5:14-cv-00289, filed February 15, 2017, which named the Company, the Company’s Board of Directors, Mars, Merger Sub and Acquiror, as defendants, and which alleges, among other allegations, that (a) the consideration to be paid to the Company’s stockholders in connection with the proposed Merger is inadequate, (b) the Company’s Board of Directors and management have a conflict of interest due to continued employment and/or change in control payments, (c) the proposed Merger contains deal protection devices that preclude other bidders from making successful competing offers for the Company, and (d) the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions; and (2) Moran vs. VCA Inc., et al., Case No. 2:17-cv-01502, filed February 23, 2017, which named the Company and the Company’s Board of Directors as defendants, and which alleges, among other allegations, that the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions. Each of the actions assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder.
The actions seek, among other things, (a) to enjoin the defendants from proceeding with the shareholder vote on the Merger or completing the Merger on the agreed upon terms, (b) rescission of the Merger or an award of rescissory damages, to

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies, continued

the extent the proposed Merger has already been consummated, and (c) an award of plaintiff’s costs, including attorneys’ and experts’ fees, and other equitable relief as the court deems proper.
The Company believes that the actions are without merit, and intends to vigorously defend against all claims asserted.
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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.	Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Federal:
Current	$91,015	$59,792	$61,688
Deferred	17,345	48,962	8,394
	108,360	108,754	70,082
State:
Current	18,633	13,584	12,965
Deferred	2,747	9,184	1,013
	21,380	22,768	13,978
Foreign:
Current	7,793	5,445	3,372
Deferred	(1,753)	(1,424)	(554)
	6,040	4,021	2,818
	$135,780	$135,543	$86,878

The net deferred income tax assets (liabilities) at December 31, 2016 and 2015 are comprised of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable	$9,348	$8,754
State taxes	7,142	5,482
Other liabilities and reserves	27,605	24,947
Other assets	47,887	34,731
Inventory	1,085	1,360
Net operating loss carryforwards	25,339	26,256
Share-based compensation	5,679	5,415
Intangible assets	(223,222)	(201,350)
Property and equipment	(30,744)	(24,419)
Valuation allowance	(12,654)	(12,654)
Total non-current deferred income tax liabilities	$(142,535)	$(131,478)

At December 31, 2016, we had Federal net operating loss (“NOL”) carryforwards of approximately $59.8 million, comprised mainly of acquired NOL carryforwards. These NOLs expire at various dates through 2036. The utilization of NOL carryforwards to reduce taxable income is subject to certain statutory limitations. Events that cause such a limitation include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. We believe that some of our acquisitions caused such a change of ownership and, accordingly, utilization of the NOL carryforwards may be limited in future years. Accordingly, the valuation allowance is principally related to subsidiaries’ NOL carryforwards. We believe that it is more likely than not that the benefit from the remaining net deferred tax assets will be realizable.

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

Taxes on Foreign Income

As of December 31, 2016, unremitted earnings of subsidiaries outside of the United States were approximately $72.5 million on which no United States taxes had been provided. Our intention is to indefinitely reinvest these earnings outside the United States. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. The amount of unrecognized deferred taxes totaled $10.2 million with respect to these unremitted earnings.

Our effective tax rate was 39.4%, 39.1% and 39.1% in 2016, 2015 and 2014, respectively.

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

	For Years Ended December 31,
	2016	2015	2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	4.1	4.3	4.1
Goodwill impairment	—	0.3	0.2
Comp exp subject to Sec 162(m)	0.6	—	—
Foreign rate differential	(0.4)	(0.4)	(0.4)
Miscellaneous	0.1	(0.1)	0.2
	39.4%	39.1%	39.1%

We are regularly audited by federal and state tax authorities. The statute is generally open for four years for state audits.

13.	Noncontrolling Interests

We own some of our animal hospitals in partnerships with noncontrolling interest holders. We consolidate our partnerships in our consolidated financial statements because our ownership interest in these partnerships is equal to or greater than 50.1% and we control these entities. We record noncontrolling interest in income of subsidiaries equal to our partners’ percentage ownership of the partnerships’ income. We also record changes in the redemption value of our redeemable noncontrolling interests in net income attributable to noncontrolling interests in our consolidated income statements. Noncontrolling interest in income of subsidiaries was $8.2 million, $5.0 million and $5.2 million in 2016, 2015 and 2014, respectively. In addition, we reflect our noncontrolling partners’ cumulative share in the equity of the respective partnerships as either noncontrolling interests in equity, mandatorily redeemable noncontrolling interests in other liabilities, or redeemable noncontrolling interests in temporary equity (mezzanine) in our consolidated balance sheets.

a.    Mandatorily Redeemable Noncontrolling Interests

The terms of some of our partnership agreements require us to purchase the partner’s equity in the partnership in the event of the partner’s death. We report these redeemable noncontrolling interests at their estimated redemption value, which approximates fair value, and classify them as liabilities due to the certainty of the related event. Estimated redemption value is determined using either a contractually stated formula or a discounted cash flow technique, both of which are used as an approximation of fair value. The discounted cash flow inputs used to determine the redemption value are Level 3 and include forecasted growth rates, valuation multiples, and the weighted average cost of capital. We recognize changes in the obligation as interest cost in our consolidated statements of income.

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$9,355
Noncontrolling interest expense	1,625
Redemption value change	312	1,937
Distributions to noncontrolling interest partners		(1,418)
Currency translation adjustment		(469)
Balance as of December 31, 2014		$9,405

Noncontrolling interest expense	$1,447
Redemption value change	229	1,676
Purchase of noncontrolling interests		(803)
Distributions to noncontrolling interest partners		(1,250)
Currency translation adjustment		(440)
Balance as of December 31, 2015		$8,588

Noncontrolling interest expense	$1,613
Redemption value change	446	2,059
Formation of noncontrolling interests		804
Sale of noncontrolling interests		268
Distributions to noncontrolling interest partners		(1,410)
Currency translation adjustment		70
Balance as of December 31, 2016		$10,379

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.	Noncontrolling Interests, continued

b. Redeemable Noncontrolling Interests

We also enter into partnership agreements whereby the noncontrolling interest partner is issued certain "put" rights. These rights are normally exercisable at the sole discretion of the noncontrolling interest partner. We report these redeemable noncontrolling interests at their estimated redemption value and classify them in temporary equity (mezzanine). We recognize changes in the obligation in net income attributable to noncontrolling interests in our consolidated statements of income.

The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2013		$10,678
Noncontrolling interest	$1,226
Redemption value change	(16)	1,210
Formation of noncontrolling interests		855
Purchase of noncontrolling interests		(356)
Distributions to noncontrolling interest partners		(1,310)
Balance as of December 31, 2014		11,077

Noncontrolling interest	$958
Redemption value change	—	958
Formation of noncontrolling interests		2,062
Purchase of noncontrolling interests		(1,007)
Distributions to noncontrolling interest partners		(1,579)
Balance as of December 31, 2015		11,511

Noncontrolling interest	$1,571
Redemption value change	844	2,415
Purchase of noncontrolling interests		(647)
Distributions to noncontrolling interest partners		(1,664)
Balance as of December 31, 2016		$11,615

14.	401(k) Plan

In 1992, we established a voluntary retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees within one month of employment with our Company and provides the annual matching contributions by us at the discretion of our Board of Directors. Our expense for matching contributions to our voluntary retirement plan approximated $2.5 million, $2.1 million and $1.7 million in 2016, 2015 and 2014, respectively.

15.	Lines of Business

Our Animal Hospital and Laboratory business segments are each considered reportable segments in accordance with the FASB's guidance related to Segment Reporting. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in the “All Other” category in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, and our Camp Bow Wow business, which primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities. Also included in the

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

"All Other" category in 2015 and 2014 was our Vetstreet business, which provided online and printed communications, professional education, marketing solutions to the veterinary community and an ecommerce platform for independent animal hospitals. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for our other segments.

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

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
2016
External revenue	$2,091,780	$347,648	$73,311	$—	$4,124	$2,516,863
Intercompany revenue	—	74,653	20,440	—	(95,093)	—
Total revenue	2,091,780	422,301	93,751	—	(90,969)	2,516,863
Direct costs	1,751,792	203,143	58,877	—	(89,013)	1,924,799
Gross profit	339,988	219,158	34,874	—	(1,956)	592,064
Selling, general and administrative expense	58,952	39,979	24,918	80,875	—	204,724
Operating income (loss) before sale or disposal of assets	281,036	179,179	9,956	(80,875)	(1,956)	387,340
Net loss (gain) on sale or disposal of assets	1,290	(49)	3	(238)	—	1,006
Operating income (loss)	$279,746	$179,228	$9,953	$(80,637)	$(1,956)	$386,334
Depreciation and amortization	$87,818	$11,425	$3,472	$2,690	$(2,463)	$102,942
Property and equipment additions	$87,665	$26,093	$3,245	$10,558	$(4,615)	$122,946
Total assets at December 31, 2016	$3,137,177	$331,484	$74,752	$1,502,150	$(1,672,235)	$3,373,328
2015
External revenue	$1,697,870	$330,828	$100,843	$—	$4,134	$2,133,675
Intercompany revenue	—	63,072	26,145	—	(89,217)	—
Total revenue	1,697,870	393,900	126,988	—	(85,083)	2,133,675
Direct costs	1,433,535	192,198	80,286	—	(82,415)	1,623,604
Gross profit	264,335	201,702	46,702	—	(2,668)	510,071
Selling, general and administrative expense	44,311	38,075	33,569	68,040	—	183,995
Operating income (loss) before charges	220,024	163,627	13,133	(68,040)	(2,668)	326,076
Business interruption insurance gain	—	—	(4,523)	—	—	(4,523)
Net (gain) loss on sale or disposal of assets	(555)	26	82	1,276	—	829
Operating income (loss)	$220,579	$163,601	$17,574	$(69,316)	$(2,668)	$329,770
Depreciation and amortization	$66,129	$10,726	$4,640	$2,349	$(2,156)	$81,688
Property and equipment additions	$71,155	$17,418	$1,849	$8,319	$(3,507)	$95,234
Total assets at December 31, 2015	$2,186,959	$306,296	$73,491	$471,112	$(536,726)	$2,501,132
2014
External revenue	$1,514,878	$303,798	$96,053	$—	$3,754	$1,918,483
Intercompany revenue	—	56,598	19,732	—	(76,330)	—
Total revenue	1,514,878	360,396	115,785	—	(72,576)	1,918,483
Direct costs	1,284,077	184,588	77,161	—	(71,984)	1,473,842
Gross profit	230,801	175,808	38,624	—	(592)	444,641
Selling, general and administrative expense	39,022	33,550	33,456	65,478	—	171,506
Operating income (loss) before charges	191,779	142,258	5,168	(65,478)	(592)	273,135
Impairment of goodwill and other long-lived assets	—	—	27,019	—	—	27,019
Net loss (gain) on sale or disposal of assets	1,473	(88)	(2,201)	(336)	—	(1,152)
Operating income (loss)	$190,306	$142,346	$(19,650)	$(65,142)	$(592)	$247,268
Depreciation and amortization	$61,031	$10,444	$6,940	$2,943	$(1,931)	$79,427
Property and equipment additions	$55,814	$8,306	$4,912	$6,649	$(2,733)	$72,948
Total assets at December 31, 2014	$2,021,725	$258,550	$89,596	$232,209	$(308,265)	$2,293,815

VCA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.	Lines of Business, continued

The table below lists our revenue by geographic area for fiscal 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Revenue*
United States	$2,315,225	$1,957,842	$1,760,946
Canada	201,638	175,833	157,537
Total	$2,516,863	$2,133,675	$1,918,483
____________________________

*Revenues are determined based on the location of the customer. Long-lived assets were not disclosed, as the amounts attributable to the Canadian operations are immaterial, as compared to total consolidated long-lived assets.

16.	Selected Quarterly Financial Data (Unaudited)

Quarterly Results

The following table sets forth selected unaudited quarterly results for the eight quarters commencing January 1, 2015 and ending December 31, 2016 (in thousands):

	2016 Quarter Ended				2015 Quarter Ended
	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31 (1)	Sept. 30 (2)	Jun. 30	Mar. 31
Revenue	$643,081	$656,854	$653,489	$563,439	$533,720	$551,717	$548,785	$449,453
Gross profit	$134,759	$156,577	$163,948	$136,780	$117,696	$137,666	$140,847	$113,862
Operating income	$77,218	$106,998	$116,029	$86,089	$66,381	$97,079	$97,181	$69,129
Net income	$42,476	$60,779	$66,426	$47,722	$64,154	$56,468	$55,923	$39,553
Net income attributable to VCA Inc.	$40,688	$58,231	$64,050	$46,227	$63,595	$54,854	$54,299	$38,301
Basic earnings per common share	$0.50	$0.72	$0.79	$0.57	$0.79	$0.68	$0.66	$0.47
Diluted earnings per common share	$0.50	$0.71	$0.78	$0.57	$0.78	$0.67	$0.65	$0.46
____________________________

(1)	Included in the 2015 fourth quarter is a gain of $43.3 million, $26.4 million net of tax, or $0.32 per diluted common share related to the sale of our Vetstreet business.

(2)	Included in the 2015 third quarter is business interruption proceeds of $4.5 million, $2.8 million net of tax, or $0.03 per diluted common share.

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

Subsequent to December 31, 2016, we acquired 10 hospitals for $60.0 million cash, with acquired annual revenues of $37.0 million.  In connection with two of the hospital acquisitions, we purchased real estate for $2.6 million cash.

On January 9, 2017, Mars, Incorporated ("Mars") and VCA Inc. ("VCA") announced that an agreement was entered into under which Mars will acquire all of the outstanding shares of VCA for $93 per share, or a total value of approximately $9.1 billion including $1.4 billion in outstanding debt. VCA will operate as a distinct and separate business unit within Mars Petcare. The transaction is subject to certain customary closing conditions, including, among other things, VCA shareholder approval and customary regulatory approvals. Mars has committed financing for the purchase of VCA. We expect the transaction to close in Q3 2017.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant
VCA Inc. (Parent Company)
Condensed Balance Sheets
(In thousands)

	December 31,
	2016	2015
Assets:
Investment in subsidiaries	$1,724,547	$1,510,723
Intercompany payable	(253,324)	(265,761)
Total assets	$1,471,223	$1,244,962
Stockholders’ equity:
Common stock	$81	$81
Additional paid-in capital	32,157	19,708
Retained earnings	1,484,391	1,275,207
Accumulated other comprehensive loss	(45,406)	(50,034)
Total stockholders’ equity	$1,471,223	$1,244,962

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Condensed Statements of Income
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Revenue	$—	$—	$—
Direct costs	—	—	—
Gross profit	—	—	—
Selling, general and administrative expense	—	—	—
Loss on sale of assets	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Equity interest in income of subsidiaries	209,196	211,049	135,438
Income before provision for income taxes	209,196	211,049	135,438
Provision for income taxes	—	—	—
Net income	209,196	211,049	135,438
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to VCA Inc.	$209,196	$211,049	$135,438

The accompanying notes are an integral part of these condensed financial statements.
See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule I — Condensed Financial Information of Registrant — (Continued)

VCA Inc. (Parent Company)
Condensed Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$209,196	$211,049	$135,438
Adjustments to reconcile net income to net cash used in operating activities:
Equity interest in earnings of subsidiaries	(209,196)	(211,049)	(135,438)
Net cash used in operating activities	—	—	—
Cash flows used in investing activities:
Decrease in intercompany receivable	(3,965)	(2,683)	(2,859)
Net cash used in investing activities	(3,965)	(2,683)	(2,859)
Cash flows provided by financing activities:
Proceeds from issuance of common stock under stock option plans	3,965	2,683	2,859
Net cash provided by financing activities	3,965	2,683	2,859
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

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

Note 2.    Dividends from Subsidiaries

The senior credit facility has restrictions on the ability of Vicar and its consolidated subsidiaries to transfer assets in the form of cash, dividends, loans or advances to VCA. In 2016, 2015 and 2014, VCA did not receive any cash dividends from its consolidated subsidiaries.

See accompanying Report of Independent Registered Public Accounting Firm.

VCA Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2016
Allowance for uncollectible accounts (2)	$21,775	$8,306	$—	$(5,509)	$(1,132)	$23,440
Year ended December 31, 2015
Allowance for uncollectible accounts (2)	$19,846	$8,401	$—	$(6,098)	$(374)	$21,775
Year ended December 31, 2014
Allowance for uncollectible accounts (2)	$17,702	$6,248	$—	$(6,129)	$2,025	$19,846
 ____________________________

(1)	“Other” changes in the allowance for uncollectible accounts include allowances acquired with animal hospitals and laboratory acquisitions.

(2)	Balance includes allowance for trade accounts receivable and notes receivable.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Information regarding our directors and executive officers will appear in the proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will appear in the proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by this reference.

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
2.1
Agreement and Plan of Merger, dated as of January 7, 2017, by and among VCA Inc., MMI Holdings, Inc., Mars, Incorporated and Venice Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2017.

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

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed June 5, 2014.
3.5	Fourth Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2017.
4.1
Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.

10.1
Credit Agreement, dated as of June 29, 2016, by and among the Vicar Operating, Inc., as borrower, VCA Inc., as guarantor, certain subsidiaries of VCA party thereto, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and Suntrust Bank as co-syndication agents, and other agents party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 30, 2016.

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

10.38
Fourth Amendment to Lease, dated as of February 22, 2016, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.38 to the Registrant's annual report on Form 10-K filed February 26, 2016.

10.39
Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.

Number	Exhibit Description
10.40
Corporate Headquarters Lease, dated as of February 28, 2015, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2015.

10.41	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 9, 2017.
10.42*
Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

10.43*
Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

10.44*
Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

10.45*
Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2017.

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

Signature	Title	Date

/s/ Robert L. Antin	Chairman of the Board, President and	February 28, 2017
Robert L. Antin	Chief Executive Officer

/s/ Tomas W. Fuller	Chief Financial Officer, Principal	February 28, 2017
Tomas W. Fuller	Accounting Officer, Vice President
and Secretary

/s/ John M. Baumer	Director	February 28, 2017
John M. Baumer

/s/ John Heil	Director	February 28, 2017
John Heil

/s/ Frank Reddick	Director	February 28, 2017
Frank Reddick

/s/ John B. Chickering, Jr.	Director	February 28, 2017
John B. Chickering, Jr.

*By:		Director
Attorney-in-Fact