Form 10-K/A
period 2016-12-31
VCA INC
filed 2017-04-28
CIK 817366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2016, was approximately $5.3 billion, computed by reference to the price of $67.61 per share, the price at which the common equity was last sold on such date as reported on the NASDAQ Global Select Market. For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2016 was 78,048,187 shares. Total common stock outstanding at April 21, 2017 was 81,602,152 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

VCA Inc. (the “Company,” “VCA,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “Original Form 10-K”).

The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment speaks as of the filing date of the Original Form 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits. No other information included in the Original Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original Form 10-K or to modify the disclosures contained in the Original Form 10-K other than to reflect the changes described above. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the date on which the Original Form 10-K was filed.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1
BOARD OF DIRECTORS	1
EXECUTIVE OFFICERS	2
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE	3
CORPORATE GOVERNANCE	3
CORPORATE GOVERNANCE GUIDELINES AND CODE OF ETHICS	4
ITEM 11. EXECUTIVE COMPENSATION	8
COMPENSATION DISCUSSION AND ANALYSIS	8
INTRODUCTION	8
COMPENSATION PROGRAM HIGHLIGHTS	9
RESPONSE TO 2016 SAY-ON -PAY VOTE	12
ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM	14
HOW WE DETERMINE EXECUTIVE COMPENSATION	15
2016 EXECUTIVE COMPENSATION	16
ADDITIONAL COMPENSATION MATTERS	23
SUMMARY COMPENSATION TABLE	26
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016	28
OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END	29
PENSION BENEFITS	31
EMPLOYMENT AGREEMENTS; POST-RETIREMENT MEDICAL BENEFITS COVERAGE AGREEMENTS; POST-TERMINATION CONSULTING AGREEMENTS; SERP AGREEMENTS; PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL	32
DIRECTOR COMPENSATION	46
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION	47
COMPENSATION COMMITTEE REPORT	47

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The following persons serve as members of our Board of Directors and serve on the Committees of the Board of Directors, as indicated:

		Age	Audit	Compensation	Nominating
Class I Directors	John M. Baumer	49	X	X	X
	Frank Reddick	64

Class II Director	Robert L. Antin, Chairman of the Board	67

Class III Directors	John B. Chickering, Jr.	68	X	X	X
	John Heil	64	X

Robert L. Antin, one of our founders, has served as our Chairman of the Board, Chief Executive Officer and President since our inception in 1986. From September 1983 to 1985, Mr. Antin was President, Chief Executive Officer, a director and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was an officer of American Medical International, Inc., an owner and operator of health care facilities. Mr. Antin currently serves on the board of directors of Rexford Industrial Realty, Inc. and Dog Vacay, Inc. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University.

Mr. Antin’s background as one of our founders and his service as our Chief Executive Officer and President since our inception enables him to bring to the Board of Directors valuable insights and perspectives about the Company, its business, operations and prospects, as well as the animal healthcare industry generally.

John M. Baumer has served as a member of our Board of Directors since September 2000. Mr. Baumer is a partner at Leonard Green & Partners, LP, where he has been employed since May 1999. Prior to joining Leonard Green & Partners, LP, he served as a Vice President in the Corporate Finance Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ, in Los Angeles. Prior to joining DLJ in 1995, Mr. Baumer worked at Fidelity Investments and Arthur Andersen LLP. Mr. Baumer served on the board of directors of Rite Aid Corporation from 2011 to 2013 and serves on the board of directors of Petco Animal Supplies, Inc. Mr. Baumer is a graduate of the University of Notre Dame and received his MBA from the Wharton School at the University of Pennsylvania.

Mr. Baumer’s experience in private equity investment makes him a valuable part of the Board of Directors, particularly as it relates to financings, operations, market developments, and strategic relationships, as well as enabling him to provide keen insight in the area of stockholder relations.

John B. Chickering, Jr. has served as a member of our Board of Directors since April 2004 and previously served as a director from 1988 to 2000. Mr. Chickering is a certified public accountant (inactive). Mr. Chickering is currently a private investor and independent consultant. Mr. Chickering served in a variety of executive positions within Time Warner, Inc. and Warner Bros., Inc., most recently as the Vice President—Financial Administration for Warner Bros. International Television Distribution until February 1996. Prior to his employment at Warner Bros., Mr. Chickering served as a staff accountant at KPMG Peat Marwick from August 1975 to June 1977. Mr. Chickering serves as Chairman of the Board of the Shakespeare Society of America, a privately held non-profit company with a 40+ year history of operating theatrical productions, a museum, a rare book reference library, extensive archives and a visual art collection. Mr. Chickering holds an MBA degree with emphasis in accounting and finance from Cornell University.

Mr. Chickering’s extensive corporate finance experience, his accounting experience and his knowledge of accounting principles and financial reporting rules and regulations enables Mr. Chickering to provide valuable service to the Board of Directors as chairman of the Audit Committee. Additionally, Mr. Chickering’s many years of experience as an executive of a public company enables him to make significant contributions to the deliberations of the Board of Directors, especially in connection with evaluating the financial performance of the Company.

John Heil has served as a member of our Board of Directors since February 2002 and previously served as a director from 1995 to 2000. Mr. Heil has served as a member of Tempur Sealy International, Inc.’s Board of Directors since March 2008 and currently serves on that board’s nominating and governance committee and compensation committee. In his most recent role, Mr. Heil served as Spectrum Brands, Inc.’s Co-Chief Operating Officer and President of Global Pet Supplies from January 2007 until his retirement in March 2013. From June 2004 until January 2007, Mr. Heil served as President of United Pet Group, a global manufacturer and marketer of pet supplies and a division of Spectrum Brands and United Industries. Mr. Heil first joined United Pet Group as Chairman and Chief Executive Officer in June 2000. Prior to joining United Pet Group, Mr. Heil spent twenty-five years with the H. J. Heinz Company in various executive and general management positions including President and Managing Director of Heinz Pet Products and President of Heinz Specialty Pet Foods. Mr. Heil holds a degree in economics from Lycoming College.

Mr. Heil’s experience in the pet care industry is of particular value to the Board of Directors as it provides a breadth and depth of understanding and insight that directly relates to the business of the Company. Additionally, Mr. Heil’s significant executive experience positions him to provide operational, financial and strategic planning insights with respect to the growth of the Company’s business and brand.

Frank Reddick has served as a director since February 2002. Mr. Reddick has been a partner at Akin Gump Strauss Hauer & Feld LLP, a global, full service law firm, since 2001. Mr. Reddick is the partner-in-charge of Akin Gump Strauss Hauer & Feld LLP’s Los Angeles office. Mr. Reddick is principally engaged in the practice of corporate and securities law, with a concentration on corporate finance, mergers and acquisitions, corporate governance, joint ventures and other strategic alliances. With more than 35 years of experience, Mr. Reddick has represented a broad range of companies, including businesses in the apparel, engineering, food processing, healthcare, hospitality and gaming, outdoor advertising, retail, and various aspects of the entertainment industry, including motion picture, television, radio and video games. Mr. Reddick received his JD from the University of California, Hastings College of the Law.

Mr. Reddick’s formal legal training, his experience as a partner of a major international law firm, and experience representing companies with a diverse range of businesses provides a background and perspective that complements the skill sets of the other members of the Board of Directors.

EXECUTIVE OFFICERS

The following persons serve as our executive officers:

Executive Officers	Age	Present Position
Robert L. Antin	67	Chairman of the Board, Chief Executive Officer and President
Arthur J. Antin	70	Chief Operating Officer and Senior Vice President
Neil Tauber	66	Senior Vice President of Development
Tomas W. Fuller	59	Chief Financial Officer, Principal Accounting Officer, Vice President and Secretary
Josh Drake	48	President, Antech Diagnostics

Our executive officers are appointed by and serve at the discretion of our Board of Directors. Robert L. Antin and Arthur J. Antin are brothers. There are no other family relationships between any director and/or any executive officer of the Company.

Robert L. Antin, one of our founders, has served as our Chairman of the Board, Chief Executive Officer and President since our inception in 1986. From September 1983 to 1985, Mr. Antin was President, Chief Executive

Officer, a director and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was an officer of American Medical International, Inc., an owner and operator of health care facilities. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University. Mr. Antin’s background as one of our founders and his service as our Chief Executive Officer and President since our inception enables him to bring to the Board of Directors valuable insights and perspectives about the Company, its business, operations and prospects, as well as the animal healthcare industry generally. Mr. Antin currently serves on the board of directors of Rexford Industrial Realty, Inc. and Dog Vacay, Inc.

Arthur J. Antin, one of our founders, has served as our Chief Operating Officer and Senior Vice President since our inception. From 1986 until June 2004, Mr. Antin also served as our Secretary and as a director. From October 1983 to September 1986, Mr. Antin served as Director of Marketing/Investor Relations of AlternaCare Corp. At AlternaCare Corp., Mr. Antin developed and implemented marketing strategies for a network of outpatient surgical centers. Mr. Antin received an MA in Community Health from New York University.

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

Tomas W. Fuller joined us in January 1988 and served as Vice President and Controller until September 1991 when he became Chief Financial Officer. In June 2004, Mr. Fuller became Secretary. From 1980 to 1987, Mr. Fuller worked at Arthur Andersen LLP, the last two years of which he served as audit manager. Mr. Fuller received his BA in economics from the University of California at Los Angeles.

Josh Drake joined us in 1992. In February 2008, Mr. Drake became the President of Antech Diagnostics, our laboratory division. Prior to becoming President of Antech Diagnostics, Mr. Drake held various positions at VCA including Group Vice President of our animal hospital division, Group Vice President, Antech Diagnostics and Senior Vice President, Antech Diagnostics. Mr. Drake received his BS in economics from the University of California at Santa Barbara.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms that they file. Based solely upon our review of copies of the forms received by us and written representations from certain reporting persons that they have complied or not complied with the relevant filings requirements, we believe that, during the year ended December 31, 2016 all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CORPORATE GOVERNANCE

Our business is managed by our employees under the direction and oversight of the Board of Directors. We keep the members of our Board of Directors informed of our business through frequent discussions with management, materials we provide to them, visits to our offices and their participation in Board of Directors and committee meetings.

We believe transparent, effective, and accountable corporate governance practices are key elements of our relationship with our stockholders. To help our stockholders understand our commitment to this relationship and our governance practices, several of our key governance initiatives are summarized below.

Board Leadership

VCA is led by its founder, Robert L. Antin, who has served as our Chairman of the Board, Chief Executive Officer and President since our inception in 1986. We believe that combining the role of Chairman of the Board and Chief Executive Officer promotes unified leadership and direction for VCA and provides for a single, clear focus for management to execute the Company’s strategy and business plan. Mr. Antin’s industry expertise and intimate knowledge of VCA’s operations make him uniquely positioned and qualified to serve in these capacities, and we believe Mr. Antin is seen by our customers, business partners, investors and other stakeholders as providing strong leadership for the Company and the industry.

VCA does not have a lead director and does not believe that appointing a lead director would materially impact the performance of the Board of Directors, as it currently employs a variety of structural and operational controls that serve the same purpose. For example, our independent directors meet regularly in executive sessions without management present. This allows our independent directors to speak candidly on any matter of interest, without the Chief Executive Officer or other managers present. Moreover, each committee chair acts as “presiding director” for Board of Directors’ discussions on topics within the sphere of his committee. All members of the Board of Directors are free to suggest the inclusion of items on the agenda for meetings of the Board of Directors and its committees, and, to the fullest extent possible, all meeting materials and presentations are distributed to the Board of Directors in advance, allowing efficient use of time during meetings for questions and comprehensive deliberations. All members of the Board of Directors have direct and complete access to the Company’s management at all times, subject to reasonable time constraints and their judgment. Additionally, the Chief Executive Officer’s performance and compensation are evaluated and determined by the Compensation Committee, which is comprised solely of independent directors. Finally, each committee of the Board of Directors, all of which are comprised solely of independent directors, has the right at any time to retain independent outside financial, legal or other advisors.

CORPORATE GOVERNANCE GUIDELINES AND CODE OF ETHICS

Our Board of Directors has adopted a set of Corporate Governance Guidelines which govern, among other things, criteria for membership on the Board of Directors, vacancies on the Board of Directors, director responsibilities, director education, and committee composition and charters.

We have also adopted a Code of Ethics and Business Conduct designed to set the standards of business conduct and ethics, help our directors and employees resolve ethical issues, and to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Our Code of Ethics and Business Conduct applies to our Chief Executive Officer, Chief Financial Officer, our senior financial executives, our directors when acting in their capacity as directors, and to all of our employees. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis to our Audit Committee by means of an anonymous toll-free telephone call or email. We investigate all concerns and complaints.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics and Business Conduct which applies to our directors and our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer/Controller, other executive officers, and other persons performing similar functions and amendments to, or waivers from, any provision of our Code of Ethics and Business Conduct described in Item 406(b) of Regulation S-K of the Exchange Act.

You can access our Corporate Governance Guidelines, our Code of Ethics and Business Conduct, along with other materials such as our committee charters, on our website at http://investor.vca.com.

Risk Oversight and Risk Assessment

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of the Company’s objectives and to maintain stockholder value. The fully independent Audit Committee is primarily responsible for overseeing the Company’s exposure to financial risk and reviewing the steps the Company’s management has taken to monitor and control such exposure. The Audit Committee meets at least six times per year, in addition to periodic meetings with management and internal and independent auditors to accomplish its purpose. Additionally, each of the committees of the Board of Directors considers the risks within its area of responsibilities. We believe that the leadership structure of our Board of Directors supports its effective oversight of the Company’s risk management.

In 2016, certain members of the Company’s senior management and the Compensation Committee, in consultation with outside counsel, assessed whether the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. This assessment included reviewing various elements of the Company’s compensation policies and practices. Among other things, the Compensation Committee considered that (a) the compensation program for the executive officers and other key personnel adequately balances the components of total direct compensation (i.e., annual base salary, annual cash incentive awards and/or cash bonuses and long-term equity awards), (b) the annual base salary for all employees, including executive officers, provides a level of assured cash compensation that reduces incentive for risk-taking, (c) the annual cash bonus component of non-executive employees’ total direct compensation is small compared to the annual base salary component and, as a result, unlikely to give rise to excessive risk-taking by non-executive employees, (d) the annual cash incentive awards to executive officers are typically based on the Company’s Adjusted EBITDA or other similar performance metrics that correlate such awards to the Company’s overall financial performance, and (e) the Company’s performance-based equity awards typically have a four-year vesting period that ensures that the employees’ interests align with the Company’s stockholders’ interests and reduces incentive for short-term risk taking behavior. Based on this review, the Compensation Committee determined that risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Stockholder Communication with the Board of Directors

We have significantly enhanced our stockholder engagement program over the last couple of years and are committed to fostering open and honest dialogue with our stockholders. Our Chairman of the Board periodically discusses corporate governance issues with our largest stockholders and is prepared to have similar discussions with other stockholders as well. If you would like to arrange for a call with our Chairman of the Board, or any of our other directors, you may send a letter to the Board of Directors of VCA Inc., c/o Office of the Secretary, 12401 West Olympic Boulevard, Los Angeles, California 90064. Each communication must contain a clear notation indicating that it is a “Stockholder — Chairman of the Board Communication” or “Stockholder — Director Communication,” and each communication must identify the author as a stockholder. The Office of the Secretary will receive the letter and forward it to the Chairman of the Board or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to us or our business, or is similarly inappropriate.

Board Committees and Committee Responsibilities

VCA’s Board of Directors maintains three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, all of which are constituted solely of independent directors. Each committee meets regularly and has a written charter approved by the Board of Directors.

Audit Committee

The Audit Committee consists of John M. Baumer, John B. Chickering, Jr. (Chairman) and John Heil, each an independent director and each financially literate as required by the NASDAQ Global Select Market listing standards. Our Board of Directors has determined that Messrs. Baumer, Chickering and Heil each qualify as “audit committee financial expert[s]” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. During 2016, the Audit Committee held eight meetings.

Among other matters, the Audit Committee:

•	engages and replaces the independent registered public accounting firm as appropriate;

•	evaluates the performance and independence of and pre-approves all services provided by the independent registered public accounting firm;

•	discusses with management, the internal auditor and the independent registered public accounting firm the quality of our accounting principles and financial reporting; and

•	oversees our internal controls.

Our Audit Committee charter is posted on our website at http://investor.vca.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of John B. Chickering, Jr. (Chairman) and John M. Baumer, each an independent director. During 2016, the Nominating and Corporate Governance Committee held one meeting. The principal responsibilities of the Nominating and Corporate Governance Committee are to propose to the Board of Directors a slate of nominees for election by the stockholders at our annual meetings and to review and reassess the adequacy of the Corporate Governance Guidelines and recommend any proposed changes to the Board of Directors.

In considering director candidates, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials and does not have any specific minimum qualifications that must be met in order to be recommended as a nominee. The Nominating and Corporate Governance Committee does believe, however, that all members of the Board of Directors should have high personal and professional ethics, integrity, practical wisdom and mature judgment, no conflict of interest that would interfere with their performance as a director of a public corporation, a commitment to serve on the Board of Directors over a period of several years, a willingness to represent the best interests of all stockholders and objectively appraise management performance and sufficient time to devote to matters of the Board of Directors.

The Board of Directors and the Nominating and Corporate Governance Committee believe that diversity with respect to viewpoint, skills and experience is an important factor in Board composition. Additionally, in April 2011, the Board of Directors amended the Corporate Governance Guidelines to clarify that gender, age and ethnic diversity are considered by the Nominating and Corporate Governance Committee when seeking and evaluating director candidates. The Board of Directors and the Nominating and Corporate Governance Committee also consider a variety of other factors, attributes and criteria, including each candidate’s (i) general understanding of marketing, finance and other disciplines relevant to the success of publicly traded companies, (ii) understanding of the Company’s business, (iii) education and professional background, personal and professional integrity, (iv) knowledge, skills and expertise and (v) personal accomplishments to ensure appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board of Directors.

Our Nominating and Corporate Governance Committee may employ a variety of methods for identifying and evaluating nominees for director, including stockholder recommendations. The Nominating and Corporate Governance Committee will consider candidates recommended by our stockholders, provided that the recommendations are made in accordance with the procedures required under our bylaws. The Nominating and Corporate Governance Committee will not evaluate candidates differently based on who made the recommendation for consideration. Our Nominating and Corporate Governance Committee charter is posted on our website at http://investor.vca.com.

Compensation Committee

The Compensation Committee consists of John B. Chickering, Jr. (Chairman) and John M. Baumer, each an independent director and “outside director” (as such term is defined in Treasury Regulation 1.162-27(e)(3)). During 2016, the Compensation Committee held three meetings and acted three times by unanimous written consent. The Compensation Committee:

•	assists the Board of Directors in ensuring a proper system of long-term and short-term compensation is in place to provide performance-oriented incentives to management, and compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company;

•	establishes the compensation of all of our executive officers; and

•	administers the Company’s incentive programs, including the VCA Inc. 2006 Equity Incentive Plan, which we refer to as the “2006 Equity Incentive Plan,” the VCA Inc. 2015 Equity Incentive Plan, which we refer to as the “2015 Equity Incentive Plan,” the VCA Inc. 2007 Annual Cash Incentive Plan, which we refer to as the “2007 Cash Incentive Plan,” and the VCA Inc. 2015 Annual Cash Incentive Plan, which we refer to as the “2015 Cash Incentive Plan.”

The Compensation Committee is responsible for overseeing the determination, implementation and administration of remuneration, including compensation, benefits and perquisites, of all executive officers and other members of senior management whose remuneration is the responsibility of the Board of Directors. The Compensation Committee seeks the views of our Chief Executive Officer with respect to establishing appropriate compensation packages for the executive officers (other than the Chief Executive Officer). The Compensation Committee also has the authority to delegate its responsibilities to subcommittees of the Compensation Committee if it determines such delegation would be in the best interest of the Company.

The Compensation Committee generally meets in executive session, with no member of management being present at the meetings. In addition, the Compensation Committee may request that any of our directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Compensation Committee requests.

The Compensation Committee has the sole authority to retain independent counsel or other advisors, as it deems necessary in connection with its responsibilities at the Company’s expense. The Compensation Committee also has the sole authority to retain and terminate compensation consultants.

Our Compensation Committee charter is posted on our website at http://investor.vca.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

This Compensation Discussion and Analysis explains the philosophy and objectives of our executive compensation program. The Board of Directors has determined that for fiscal year 2016, the following executives are the Company’s “Named Executive Officers” (referred to as our executives or executive officers throughout this section):

Executive	Position
Robert L. Antin	Chairman of the Board, Chief Executive Officer and President
Arthur J. Antin	Chief Operating Officer and Senior Vice President
Tomas W. Fuller	Chief Financial Officer, Vice President and Secretary
Neil Tauber	Senior Vice President of Development
Josh Drake	President, Antech Diagnostics

The compensation and benefits provided to our executive officers in 2016 are set forth in detail in the Summary Compensation Table and other tables that follow this Compensation Discussion and Analysis, and in the footnotes and narrative to such tables.

Our Philosophy for Executive Compensation

We believe that compensation of our executives and other officers should be directly linked to our operating performance. As a result, we evaluate the performance of individual officers based on whether they achieve the Company’s overall performance goals, which include increasing the value of our stock over time. This means that our executive compensation program is focused on Company performance rather than individual performance.

This compensation program recognizes that executives with the most senior leadership positions within our Company have the greatest ability to influence our performance. As a result, the annual and long-term incentive awards as a percentage of total compensation for our executives are greater than that of our other employees.

Our Program Objectives

The Compensation Committee evaluates both performance and compensation annually to ensure that the program continues to meet these objectives. Overall, we have designed our executive compensation program to:

We believe that each element of our executive compensation program (described starting on page 14 of this Amendment) helps us to achieve one or more of our compensation objectives.

COMPENSATION PROGRAM HIGHLIGHTS

Our executive compensation program is comprised of elements that support our compensation objectives. A brief description of each element is highlighted in the table below. For more details, review “Elements of Our Executive Compensation Program” starting on page 14 of this Amendment.

TOTAL DIRECT COMPENSATION
Compensation Element	Characteristics	Primary Purpose
Base Salary	• Fixed cash compensation • Increases primarily driven by individual performance and market positioning • Used to calculate other components of compensation	• Provides a competitive fundamental level of cash compensation based on individual performance, level of responsibility, and experience • Supports the attraction of talented executives

Annual Cash Incentive Awards

•     Annual variable cash compensation based on quantitative and qualitative performance metrics including laboratory operating income, adjusted hospital gross profit, hospital same-store growth, adjusted hospital gross profit margin, and adjusted diluted earnings per share

•     Award target set as a percentage of base salary

• Rewards executive for short-term Company and individual performance • Supports the attraction and retention of talented executives

Long-term Equity Incentives

•     Performance based restricted stock units which can be earned over a two to three year period based upon achievement of absolute and comparative performance metrics

•     Earned restricted stock units (by reference to performance measures) subject to four year vesting from date of grant, consequently the value of the awards are not fully realized by our executives until 2020 (subject to certain exceptions)

•     Benefits realized will depend on our stock price, achievement of performance metrics, and continued service with the Company

•     Links the interests of the executive to the interests of the Company’s stockholders through changes in Company’s stock price over time

•    Rewards executive for enterprise-wide performance

•    Supports the attraction and retention of talented executives

Other Benefit Plans and Programs	• Perquisites and other executive benefits • Retirement, termination and other separation of service benefits	• Supports the attraction and retention of talented executives

In addition to the key elements highlighted in the table above, our compensation program is designed to incorporate the following features that we believe are beneficial to our stockholders:

PROGRAM FEATURE	WHAT IT MEANS FOR OUR STOCKHOLDERS
Pay for performance

Our executive officers earn the majority of their compensation only if the Company achieves certain performance objectives, which are designed to increase the value of our stock.

As reflected in the charts below, only 13% of our Chief Executive Officer’s total direct compensation and an average of 28% of our other executives’ total direct compensation in 2016 was paid in the form of base salary.

The majority of our executives’ pay is “at-risk”

As reflected in the charts below, 87% of our Chief Executive Officer’s total direct compensation and an average of 72% of our other executives’ total direct compensation in 2016 is “at-risk” based on the executive’s performance and/or future stock performance.

PROGRAM FEATURE	WHAT IT MEANS FOR OUR STOCKHOLDERS
Total Direct Compensation reflects what is earned by our executives for performance in any given year	2016 total direct compensation is calculated as the sum of each executive’s base salary, annual cash incentive award, and the value of the 2016, 2015 and 2014, long-term equity incentive awards earned for 2016 performance based on the grant date fair value of each equity award.

Executive	Base Salary	Annual Cash Incentive Awards	Long-Term Equity Awards	Total Direct Compensation
Robert L. Antin,
Chief Executive Officer	$1,072,988	$2,742,375	$4,324,950	$8,140,313

Arthur J. Antin,
Chief Operating Officer	$669,988	$684,950	$960,027	$2,314,965

Tomas W. Fuller,
Chief Financial Officer	$458,413	$468,650	$830,031	$1,757,094

Neil Tauber,
Sr. VP of Development	$458,413	$468,650	$765,020	$1,692,083

Josh Drake,
Pres. of Antech Diagnostics	$418,312	$295,610	$815,024	$1,528,946

We require executives to own a minimum amount of Company stock

We prohibit any form of hedging activities in Company stock

We have adopted a “clawback” policy that allows us to recover incentive compensation in certain instances

Since our executives are required to hold Company stock, this serves as further incentive for our executives to increase the value of our stock. The Company’s stock ownership guidelines require our directors and executives to maintain the following levels of ownership of our stock:

•       Directors – At least 4 times his/her annual cash retainer

•       Chief Executive Officer – At least 4 times his/her base salary

•       Other Named Executive Officers – At least 2 times his/her base salary

All of our directors and executives currently meet our stock ownership guidelines.

We prohibit any form of hedging activities in Company stock by our executives and our directors including engaging in short sales, dealing in puts and calls of Company stock, or other transactions designed to minimize the risk inherent in owning Company stock.

Our equity incentive plan allows the Company to withhold or “clawback” awards from current and former employees if the employee breaches his/her employment obligations or participates in illegal activities, such as a breach of confidentiality or other agreements with the Company, theft, embezzlement, or certain other cause events. In addition, our Board of Directors has adopted a policy that permits us to recover performance based awards (including any performance based annual incentive awards and long-term incentive, equity-based awards) received by an executive officer in certain circumstances if our financial results are restated.

PROGRAM FEATURE	WHAT IT MEANS FOR OUR STOCKHOLDERS
We limit new employment agreements	Our Chief Executive Officer and our Chief Operating Officer have employment agreements that were entered into in 2001 (and not materially amended since that date) that provide for automatic renewal features, severance arrangements on a change-in-control based on a “single trigger” and a gross up for taxes. These are contractual rights held by these executives and cannot be unilaterally altered by the Company. The Compensation Committee has adopted a policy that it will not authorize any new employment agreement that includes automatic renewal features, or any new employment agreements or severance arrangements with executive officers that provide for a “single trigger” or excise tax gross up upon a change in control of the Company. This means that if there is a change in the Company’s ownership, any executive with a new employment agreement would not receive change in control benefits immediately. He/she must be terminated in order to receive benefits upon a change in control of the Company. Furthermore, the executive would not receive a gross up, which is designed to cover the cost of taxes on change in control benefits.

Our Compensation Committee is comprised entirely of independent directors	The Compensation Committee makes executive compensation decisions that are unbiased and independent from management influence.

Our Compensation Committee conducts an annual review and assessment of potential compensation-related risks in our programs	We concluded that our compensation programs do not encourage behaviors that would create risks reasonably likely to have an adverse effect on the Company.

RESPONSE TO 2016 SAY-ON-PAY VOTE

At our 2016 annual meeting of stockholders our advisory vote on our executive compensation passed, with 98% of those stockholders voting on the matter voting “for” our executive compensation program. Our Board of Directors, our Compensation Committee, and our senior management were strongly encouraged that an over-whelming majority of our stockholders approved of our executive compensation program. Our Board of Directors and our management team review our compensation program on an annual basis to determine ways in which we can improve our compensation practices. As part of that annual process, in the weeks and months that followed our 2016 annual meeting of stockholders, we engaged in multiple conversations with many of our largest stockholders to discuss their views regarding our compensation program and practices. Through those conversations, we confirmed that many of our stockholders would like our compensation program to:

•	ensure management is rewarded for cumulative performance that is aligned with stockholder interests;

•	use both absolute and relative performance measures; and

•	use different metrics for our annual cash incentives and long-term equity incentives.

Actions Taken By Our Compensation Committee In Response To Stockholder Feedback

The Compensation Committee carefully considers the feedback received from our stockholders as part of its ongoing evaluation of all elements of the Company’s executive compensation program. In response to the feedback it has received from our stockholders, the Compensation Committee has taken the actions listed below over the past several years.

Responded to stockholder feedback and reduced the use of Adjusted EBITDA as a performance metric

Over the past several years some of our stockholders expressed concerns about the use of Adjusted EBITDA as a performance metric for both our short-term and long term incentive awards. These stockholders expressed the preference that we use different metrics or objectives in our long-term equity program and our annual cash incentive program. Our Compensation Committee believes that Adjusted EBITDA1 is an important performance metric for our senior management because it is a measure used by the Board of Directors, management, stockholders, and the investment community to measure the Company’s financial success and overall performance. Consequently, we have continued to use Adjusted EBITDA as a performance metric in our long-term equity incentive awards but as of 2015 we have discontinued the use of Adjusted EBITDA as a performance metric for our annual cash incentive awards.

Further strengthened senior management’s alignment with stockholders through use of absolute and relative performance metrics for our long-term equity awards, which are distinct from the performance metrics used in our cash incentive program.

Our 2016 long-term equity incentive awards focused on two performance metrics: Adjusted EBITDA, our historical preferred absolute performance metric, and a relative performance metric that compares the Company’s stock price at the end of each of these fiscal years versus the cumulative performance of the Russell 3000® Index.

Selection of Performance Metrics for our Annual Cash Incentive Awards.

In the past some of our principal institutional stockholders have suggested that the Company utilize multiple performance metrics for its short-term and long-term incentive programs. In response to these suggestions the Compensation Committee expanded the performance metrics it uses in determining the annual cash incentive awards for our executives to include the following metrics and other important factors:

•	laboratory operating income;

•	adjusted hospital gross profit;

•	hospital same-store growth;

•	adjusted hospital gross profit margin;

•	adjusted diluted earnings per share;

•	market and industry leadership;

•	stock performance; and

•	strength of our balance sheet which provides opportunities for growth or stock repurchases.

[1]	Adjusted EBITDA is based on our Consolidated Adjusted EBITDA (as defined in our principal bank agreement), as further adjusted by (a) adding (1) amortization or write-off of debt discount, (2) integration costs incurred in connection with business combinations, (3) extraordinary, unusual or non-recurring losses or expenses (including, without limitation, impairment charges, severance expenses, non-recurring retention bonuses, inducement payments to newly hired employees and restructuring costs), (4) charges resulting from foreign exchange losses and (5) reasonable expenses related to equity offerings or acquisitions, recapitalizations, divestitures or asset sales and (b) deducting income resulting from foreign exchange gains. The Compensation Committee uses Adjusted EBITDA, rather than EBITDA, because it excludes the effect of significant items that the Compensation Committee believes are not representative of our core operations for the period presented.

Long Term Equity Awards Earned over Multiple Years.

The full value of our long-term equity awards granted in 2016 are designed to be earned by our executives over a three year period with a maximum of 50% of the award eligible to be earned based on our 2016 performance. The remainder of the awards may be earned at the end of fiscal 2017 and 2018 based on performance during those years. We believe this multi-year approach provides incentives to our executives to perform over both the short- and long-term and rewards our executives for exemplary performance.

Stock Ownership Guidelines.

We have adopted stock ownership guidelines under which our directors are expected to maintain stock ownership of at least 4x their annual cash retainer, our Chief Executive Officer is expected to maintain stock ownership of at least 4x base salary and our other executive officers are expected to maintain stock ownership of at least 2x base salary.

Anti-Hedging Policy.

Our policies provide that any form of hedging activities in Company stock by our executives and our directors, including any transactions designed to minimize the risk inherent in owning the Company’s common stock, is expressly prohibited.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

Our executive compensation program consists of base salary, annual cash incentive awards, equity compensation, and perquisites and other executive benefits. A description of each element is set forth below.

Base Salary

Our executives are paid a fixed base salary based on the responsibilities of their positions, the skills and experience required for the job, business performance, labor market conditions and by reference to market median salary levels. Our executive officers’ salaries are reviewed annually and salary increases typically take effect in October of each year, unless business circumstances require otherwise.

Annual Cash Incentive Awards

Our annual cash incentive awards are intended to reward our executive officers for performance over our fiscal year. They also align our executives’ interests with those of our stockholders and help us attract, motivate and retain executives. Our Compensation Committee has designed our annual cash incentive awards to give the Compensation Committee greater flexibility to consider all aspects of performance and other factors the Compensation Committee considers relevant without affecting the availability of the Company’s tax deduction for qualified performance based compensation under Section 162(m) of the Internal Revenue Code. The Compensation Committee approves pre-established objective quantitative and qualitative performance metrics in accordance with our cash incentive plan. Under this plan, each participant is eligible to receive a predetermined maximum annual award if the maximum objective performance levels have been satisfied. The Compensation Committee retains the ability to grant additional bonuses where it deems circumstances, including the financial performance of the Company, or other performance measures, warrant it.

Long-Term Equity Incentive Awards

The Company’s equity compensation is an important element of our overall compensation program, and is designed to reward participants the way stockholders are rewarded: through growth in the value of our common stock. At the end of 2016, approximately 184 employees held equity awards under the Company’s 2006 Equity Incentive Plan and 2015 Equity Incentive Plan, including our executive officers. The purpose of the grants is to align employees’ interests with the interests of our stockholders, reward employees for enhancing stockholder value, encourage retention and provide a means to increase ownership of our common stock. We also grant equity awards on a selective basis as part of new hire agreements, to encourage retention or to reward extraordinary results.

The level of long-term equity incentive compensation is determined based on an evaluation of competitive factors in conjunction with total direct compensation provided to our executive officers and the overall goals of the compensation program described herein. We do not have, nor do we intend to have, a program, plan or practice to select the grant dates of equity awards for our executives in coordination with the release of material non-public information.

Our Compensation Committee granted equity awards to our executives in 2016, 2015, and 2014. The equity awards granted to our executives are equity performance awards which are tied to achieving pre-established objective performance goals established pursuant to our equity incentive plan. Under this plan, each participant is eligible to receive a predetermined maximum annual award if the maximum objective performance levels have been satisfied. Lower awards are set for target performance and minimum threshold performance.

The purpose of the equity performance awards is to reward our executives for performance over an extended period of time, align our executives’ interests with those of our stockholders and help us attract, motivate and retain executives by ensuring that our compensation programs are competitive with our peer companies. The Compensation Committee’s goal is that, on average over any three year period, the equity awards granted to our executives be reasonably comparable to the aggregate equity awards granted by our peer companies to their named executive officers over the same period.

Perquisites and Other Executive Benefits

In order to better enable us to attract and retain highly skilled executive and other officers and to round out a competitive compensation package for our executive and other officers, we provide our executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation philosophy and objectives. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our executives.

The executives officers, among other things, are provided use of automobiles and are eligible for executive medical excess claims insurance coverage.

HOW WE DETERMINE EXECUTIVE COMPENSATION

The Compensation Committee oversees our executive compensation and benefit plans and practices, while establishing management compensation policies and procedures to be reflected in the compensation program offered to our executive officers. The Compensation Committee operates under the written charter approved by the entire Board of Directors, a copy of which is available at http://www.vca.com. When necessary, the Compensation Committee recommends amendments to its charter to the Board of Directors for approval.

In connection with its responsibilities, the Compensation Committee has the authority to retain independent counsel or other consultants, as it deems necessary, at the Company’s expense.

The Compensation Committee may request that any of our directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Compensation Committee requests.

Our Chief Executive Officer is involved in the design and implementation of our executive compensation programs. He typically provides his input through consultation with the Chairman of the Compensation Committee and typically is not present at Compensation Committee meetings at which the Compensation Committee makes compensation determinations. Our Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee) and presents his conclusions and recommendations regarding base salary and incentive award amounts for each executive officer (other than himself) to the Compensation Committee for its consideration.

In setting compensation for our executive officers, the Compensation Committee reviews our performance over the prior three years, focusing in particular on enterprise-wide criteria driving our performance, each executive’s individual circumstances, including cash and equity-based compensation paid to each executive in the past three years and prior periods, as well as the accumulated value of all cash and equity-based compensation awarded to each executive. The Compensation Committee also reviews the conclusions and recommendations regarding base salary and incentive award amounts for each executive officer presented by our Chief Executive Officer (other than himself) and conducts discussions with our Chief Executive Officer regarding the performance of our other executives, and meets in executive sessions to discuss the performance of the Chief Executive Officer (our Chief Executive Officer is not present for these separate executive sessions). Those discussions, together with the Compensation Committee’s review of each executive officer’s historical compensation and accumulated long-term incentive pay, allow the Compensation Committee to make compensation decisions in light of each executive officer’s achievement and other circumstances. The Compensation Committee exercises its discretion in accepting, rejecting and/or modifying any executive compensation recommendations provided by our Chief Executive Officer.

2016 EXECUTIVE COMPENSATION

Base Salaries

The Compensation Committee typically reviews and adjusts base salaries annually. Effective October 1, 2016, the Compensation Committee raised base salaries for our executives by approximately 3%, as follows:

Executive Officer	Base Salary
Robert L. Antin, Chief Executive Officer	$1,096,950

Arthur J. Antin, Chief Operating Officer	$684,950

Tomas W. Fuller, Chief Financial Officer	$468,650

Neil Tauber, Sr. VP of Development	$468,650

Josh Drake, Pres. of Antech Diagnostics	$422,300

Annual Cash Incentive Awards

The Compensation Committee has adopted a two-step approach for purposes of the annual cash incentive awards that provides it greater flexibility to consider all aspects of the Company’s and individual Named Executive Officer’s performance as well as other factors that the Compensation Committee considers relevant. Under this two-step approach, the Compensation Committee establishes maximum cash incentive award opportunities for each of our executives based upon the achievement of quantitative performance goals, then exercises its discretion based on its subjective assessment of qualitative performance metrics in determining the actual cash payouts.

For 2016, the Compensation Committee established maximum individual cash incentive award opportunities for each of our executives based upon the achievement of quantitative performance goals consisting of a Company-wide performance metric, Adjusted Diluted Earnings Per Share (Adjusted Diluted EPS2), and various operating unit performance goals including laboratory operating income, laboratory same-store growth, adjusted hospital gross profit, hospital same-store growth, adjusted hospital gross profit margin.

[2]	Adjusted Diluted EPS is based on our consolidated net income, on a fully-diluted share basis, adjusted to exclude the after-tax impact of: (1) consolidated acquisition related amortization expense, (2) non-cash stock based compensation expense, (3) integration costs incurred in connection with acquisitions, (4) other non-cash items, including write-offs of assets, reducing consolidated net income, and (5) extraordinary, unusual or non-recurring losses or expense (including, without limitation, costs and expenses related to the abandonment of real property, severance expenses, non-recurring retention bonuses, inducement payments to newly hired employees and restructuring costs). The Compensation Committee uses Adjusted Diluted Earnings Per Share, rather than Diluted Earnings Per Share, because it excludes the effect of significant items that the Compensation Committee believes are not representative of our core operations for the period presented.

The charts below set out the quantitative performance metrics/goals and the relative weighting assigned for purposes of determining the 2016 annual cash incentive awards granted under the 2015 Cash Incentive Plan for each of our Named Executive Officers, as well as the actual results:

Robert L. Antin – Chief Executive Officer

Performance Metric	Weighting	Performance Goal			Actual Results
		Minimum	Target	Maximum
Laboratory Operating Income	20%	$175.0m	$178.0m	$180.0m	$181.2m
Laboratory Same-Store Growth	15%	6.0%	6.3%	6.9%	6.3%
Adjusted Hosp. Gross Profit (excl. Depr. & Amort.)	15%	$382.0m	$388.0m	$392.0m	$424.4m
Hosp. Same-Store Growth	15%	5.2%	5.4%	5.8%	6.1%
Adjusted Diluted EPS (excl. Amort. & Share-based Comp)	35%	$2.88	$2.93	$2.98	$3.03

Arthur J. Antin – Chief Operating Officer

Performance Metric	Weighting	Performance Goal			Actual Results
		Minimum	Target	Maximum
Laboratory Operating Income	15%	$175.0m	$178.0m	$180.0m	$181.2m
Adjusted Hosp. Gross Profit (excl. Depr. & Amort.)	10%	$382.0m	$388.0m	$392.0m	$424.4m
Hosp. Same-Store Growth	20%	5.2%	5.4%	5.8%	6.1%
Adjusted Hosp. Gross Profit Margin (excl. Depr. & Amort.)	15%	19.7%	19.9%	20.2%	20.3%
Adjusted Diluted EPS (excl. Amort. & Share-based Comp)	30%	$2.88	$2.93	$2.98	$3.03
Incremental Profitability of U.S. Same Store Hospitals	10%	40.0%	45.0%	47.0%	32.0%

Tomas W. Fuller – Chief Financial Officer

Performance Metric	Weighting	Performance Goal			Actual Results
		Minimum	Target	Maximum
Laboratory Operating Income	20%	$175.0m	$178.0m	$180.0m	$181.2m
Adjusted Hosp. Gross Profit (excl. Depr. & Amort.)	10%	$382.0m	$388.0m	$392.0m	$424.4m
Hosp. Same-Store Growth	10%	5.2%	5.4%	5.8%	6.1%
Adjusted Hosp. Gross Profit Margin (excl. Depr. & Amort.)	15%	19.7%	19.9%	20.2%	20.3%
Company-Wide Hosp. Acquisitions (Acquired Revenue)	10%	$130.0m	$135.0m	$145.0m	$218.7m
Adjusted Diluted EPS (excl. Amort. & Share-based Comp)	35%	$2.88	$2.93	$2.98	$3.03

Neil Tauber – Senior Vice President

Performance Metric	Weighting	Performance Goal			Actual Results
		Minimum	Target	Maximum
Laboratory Operating Income	15%	$175.0m	$178.0m	$180.0m	$181.2m
Adjusted Hosp. Gross Profit (excl. Depr. & Amort.)	10%	$382.0m	$388.0m	$392.0m	$424.4m
Adjusted Hosp. Gross Profit Margin (excl. Depr. & Amort.)	10%	19.7%	19.9%	20.2%	20.3%
U.S. Hosp. Acquisitions (Acquired Revenue)	25%	$115.0m	$120.0m	$130.0m	$190.5m
Company-Wide Hosp. Acquisitions (Acquired Revenue)	15%	$130.0m	$135.0m	$145.0m	$218.7m
Adjusted Diluted EPS (excl. Amort. & Share-based Comp)	25%	$2.88	$2.93	$2.98	$3.03

Josh Drake – President, Antech Diagnostics

Performance Metric	Weighting	Performance Goal			Actual Results
		Minimum	Target	Maximum
Laboratory Operating Income	30%	$175.0m	$178.0m	$180.0m	$181.2m
Adjusted Laboratory Gross Profit Margin (excl. Depr. & Amort.)	20%	54.4%	55.0%	55.1%	55.0%
Laboratory Same-Store Growth	20%	6.0%	6.3%	6.9%	6.3%
Adjusted Diluted EPS (excl. Amort. & Share-based Comp)	30%	$2.88	$2.93	$2.98	$3.03

Following the end of the year, a maximum payout factor is calculated using the year-end results against the target for the applicable quantitative performance metric. Each quantitative performance metric is assessed independently of each other and scaled above or below its respective target using the formula set forth below. The annual cash incentive award opportunity is pro-rated between each performance level based upon actual performance. The percentages in the table below refer to the percentage of base salary payable as an annual cash incentive award at each of the indicated performance levels.

Quantitative Performance Criteria Weighting	×	Annual Cash Incentive Award Opportunity	×	Base Salary	=	Maximum Annual Cash Incentive Award

	Annual Cash Incentive Award Opportunity
Executive Officer	Minimum	Target	Maximum
Robert L. Antin, Chief Executive Officer	75%	100%	250%

Arthur J. Antin, Chief Operating Officer	45%	90%	100%

Tomas W. Fuller, Chief Financial Officer	35%	70%	100%

Neil Tauber, Sr. VP of Development	35%	70%	100%

Josh Drake, Pres. of Antech Diagnostics	35%	50%	70%

As reflected above, the overall strong performance of the Company in 2016 resulted in our executive officers achieving, and in many instances exceeding, the relevant quantitative performance metrics. The Compensation Committee, based in part on the recommendation of our Chief Executive Officer (for all executive officers other than himself) and taking into account the overall strong performance of the Company, the Compensation Committee’s assessment of each executive officer’s performance on qualitative measures during 2016, and the overall compensation earned by our executive officers in 2016, determined to award our executive officers annual cash incentive awards in amounts, as set forth below.

Executive Officer	% of 2016 Base Salary	2016 Annual Cash Incentive Awards
Robert L. Antin, Chief Executive Officer	250%	$2,742,375
Arthur J. Antin, Chief Operating Officer	100%	$684,950
Tomas W. Fuller, Chief Financial Officer	100%	$468,650
Neil Tauber, Sr. VP of Development	100%	$468,650
Josh Drake, Pres. of Antech Diagnostics	70%	$295,610

Long-Term Equity Incentive Awards Granted in 2015

In 2015, the Compensation Committee granted our executives three-year performance-contingent restricted stock units representing the right to receive shares of Company common stock (the “2015 Equity Award” or the “2015 RSUs”).

A maximum of 50% of the 2015 RSUs were eligible to be earned with respect to performance in 2015. The remainder of the 2015 RSUs may be earned by our executives based upon performance in 2016 and 2017, with the potential of the full award being earned at the end of the second year of the performance period if performance significantly exceeds the target performance established by the Compensation Committee.

The 2015 RSUs may be earned by our executives based on achieving pre-established levels of Adjusted EBITDA and the performance of our stock compared against the performance of the Russell 3000® Index.3 100% of the target award may be earned by our executives if in 2016 or 2017 the target performance goal for either Adjusted

[3]

Adjusted EBITDA is a non-GAAP financial measure of performance and should not be reviewed in isolation or considered as a substitute for our financial results as reported in accordance with GAAP. Although Adjusted EBITDA is a relatively standard financial term, numerous methods exist for calculating this financial measure. As a result, the method used by the Company’s management may differ from the methods other companies use to calculate Adjusted EBITDA and we urge you to understand the methods used by other companies to calculate Adjusted EBITDA before comparing our results to that of such other companies. Please see Appendix A for a reconciliation of this non-GAAP financial measure to the applicable GAAP financial measure.

EBITDA or the performance of our stock compared against the performance of the Russell 3000® Index is achieved, regardless of whether the minimum performance goals are achieved for the other performance metrics. 2015 RSUs above the target award may only be earned if performance above the target goal is achieved in 2016 or 2017.

Please see our 2016 Proxy Statement filed with the SEC on Schedule 14A for a more complete discussion of the 2015 Equity Award and the 2015 RSUs earned in 2015.

The chart below sets out the Adjusted EBITDA and Russell 3000® Index performance goals established in connection with the 2015 Equity Awards for the 2016 performance period:

Performance Metric	Minimum	Target	Maximum	Actual Results
Adjusted EBITDA	$430.0m	$440.0m	$448.0m	$506.0m
Russell 3000® Index	92.0 – 96.0%	96.0 – 103.0%	>103.0%	124.6%

In February 2017, the Compensation Committee certified that with respect to the 2016 performance period for the 2015 Equity Award the maximum performance levels were achieved with respect to the Adjusted EBITDA and Russell 3000® Index performance metrics. As a result, each of our executive officers earned that number of 2015 RSUs set forth below for performance in 2016.

Executive Officer	Number of 2015 RSUs Earned In 2016	Implied Value(1)	Aggregate 2015 RSUs Earned To Date	Implied Value(1)
Robert L. Antin, Chief Executive Officer	52,717	$2,899,962	105,435	$5,799,979

Arthur J. Antin, Chief Operating Officer	10,907	$599,994	21,814	$1,199,988

Tomas W. Fuller, Chief Financial Officer	9,998	$549,990	19,996	$1,099,980

Neil Tauber, Sr. VP of Development	9,089	$499,986	18,179	$1,000,027

Josh Drake, Pres. of Antech Diagnostics	9,998	$549,990	19,996	$1,099,980

(1)	Implied values are based on the market value of the Company’s common stock on the date of grant.

The 2015 RSUs earned in 2016 will vest in four installments, 25% (rounded up to the nearest whole share) on October 7, 2016, 2017, 2018 and 2019, provided the executive continues to be employed by us as an executive officer as of such date. The earned portion of any executive officer’s equity performance award will cease to vest on such date as such executive officer ceases to be employed by us as an executive officer and shall not continue to vest during the pendency of any non-senior executive employment with, or consultancy arrangement with, us. As a consequence, the ultimate value of the awards will depend on the performance of the Company’s stock over this four-year period.

Long-Term Equity Incentive Awards Granted in 2016

In 2016, the Compensation Committee granted our executives two separate awards of performance-contingent restricted stock units representing the right to receive shares of Company common stock (the “2016 Equity Awards” or the “2016 RSUs”), with each award having different performance criteria. The 2016 RSUs are paid in common stock based upon attainment of specific business objectives over the relevant performance periods. The RSUs are subject to both “performance-based” and “time-based” vesting.

In determining the number of RSUs subject to the 2016 Equity Awards, the Compensation Committee considered our Chief Executive Officer’s recommendations for all of our executive officers (other than himself).

The total annual long-term incentive opportunity for each of our executives is established by the Compensation Committee in terms of dollars. For each award, a market competitive grant is determined by dividing the value of each equity award by the market value of the Company’s common stock for RSUs, as of the date of grant.

For the first 2016 Equity Award the Compensation Committee selected the absolute performance metric of Adjusted EBITDA. While for the second 2016 Equity Award the Compensation Committee selected a relative performance metric which looks at the performance of our stock against the performance of the Russell 3000® Index. The Compensation Committee selected these performance metrics because they indicate the level of success of the Company’s strategy to sustain strong operating cash flows and profitability and the level of increase in stockholder value. The Compensation Committee used Adjusted EBITDA, rather than EBITDA, because it excludes the effect of significant items that the Compensation Committee believes are not representative of our core operations for the period presented.

Adjusted EBITDA is a non-GAAP financial measure of performance. Adjusted EBITDA should not be reviewed in isolation or considered as substitutes for our financial results as reported in accordance with GAAP. Although Adjusted EBITDA is a relatively standard financial term, numerous methods exist for calculating these financial measures. As a result, the method used by the Company’s management may differ from the methods other companies use to calculate Adjusted EBITDA and we urge you to understand the methods used by other companies to calculate Adjusted EBITDA before comparing our results to that of such other companies. Please see Appendix A for a reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

Adjusted EBITDA 2016 Equity Award

The Compensation Committee established “minimum”, “target” and “maximum” performance levels for the Adjusted EBITDA 2016 Equity Award. The performance levels are the same for each of our executives. The 2016 RSUs allocated to the Adjusted EBITDA 2016 Equity Award are earned upon achievement of this performance metric at each of the specified levels of performance. For achievement between the minimum and target performance goals and the target and maximum performance goals, the number of 2016 RSUs earned is determined on an interpolated basis.

Up to 50% of the maximum number of Adjusted EBITDA 2016 RSUs awarded can be earned by satisfying the performance goals with respect to performance in 2016. The remaining Adjusted EBITDA 2016 Equity Award 2016 RSUs (including any 2016 Adjusted EBITDA RSUs not earned in 2016) can be earned by satisfying the performance metrics with respect to performance in either 2017 or 2018, which looks at Adjusted EBITDA for the 12-month periods ending December 31, 2017 and 2018. The Adjusted EBITDA targets for 2017 and 2018 were established at the time of grant and represent cumulative targeted growth in our operations.

The Adjusted EBITDA 2016 RSUs which may be earned upon achievement of the pre-established Adjusted EBITDA performance goal for the 2016 performance period are as follows:

	Minimum Performance Goal		Target Performance Goal		Maximum Performance Goal
Executive Officer	RSUs	Implied Value(1)	RSUs	Implied Value(1)	RSUs	Implied Value(1)
Robert L. Antin, Chief Executive Officer	21,790	$1,500,000	30,506	$2,100,000	41,400	$2,850,000

Arthur J. Antin, Chief Operating Officer	6,900	$475,000	7,990	$550,000	10,459	$720,000

Tomas W. Fuller, Chief Financial Officer	5,811	$400,000	6,900	$475,000	8,135	$560,000

Neil Tauber, Sr. VP of Development	5,811	$400,000	6,900	$475,000	7,699	$530,000

Josh Drake, Pres. of Antech	5,811	$400,000	6,900	$475,000	7,699	$530,000

(1)	Implied values are based on the market value of the Company’s common stock on the date of grant.

The Compensation Committee believed that the performance required to earn an award at the minimum performance goal was reasonably attainable, but that the performance required to earn an award at the target performance goal and maximum performance goal was more challenging.

The chart below sets out the Adjusted EBITDA established in connection with the 2016 Equity Awards for the 2016 performance period:

Performance Metric	Minimum	Target	Maximum	Actual Results
Adjusted EBITDA	$477.0m	$484.0m	$490.0m	$506.0m

In February 2017, the Compensation Committee certified that with respect to the 2016 performance period for the Adjusted EBITDA 2016 Equity Award the maximum performance level was achieved. As a result, each of our executive officers earned that number of Adjusted EBITDA 2016 RSUs set forth below for performance in 2016.

Executive Officer	Number of 2016 RSUs Earned	Implied Value(1)
Robert L. Antin, Chief Executive Officer	20,700	$1,424,988
Arthur J. Antin, Chief Operating Officer	5,230	$360,033
Tomas W. Fuller, Chief Financial Officer	4,068	$280,041
Neil Tauber, Sr. VP of Development	3,850	$265,034
Josh Drake, Pres. of Antech	3,850	$265,034

(1)	Implied values are based on the market value of the Company’s common stock on the date of grant.

The Adjusted EBITDA 2016 RSUs earned will vest in four installments, 25% (rounded up to the nearest whole share) on September 9, 2017, 2018, 2019 and 2020, provided the executive continues to be employed by us as an executive officer as of such date. The earned portion of any executive officer’s equity performance award will cease to vest on such date as such executive officer ceases to be employed by us as an executive officer and shall not continue to vest during the pendency of any non-senior executive employment with, or consultancy arrangement with, us. As a consequence, the ultimate value of the awards will depend on the performance of the Company’s stock over this four-year period.

Russell 3000® 2016 Equity Award

For the Russell 3000® 2016 Equity Award, 100% of the RSUs granted will be earned if the growth in the closing price of our common stock over either the 2-year or 3-year periods following the grant of the award equals or exceeds the growth in the closing price of the Russell 3000® Index over the same period.

	Performance Goal
Executive Officer	RSUs	Implied Value(1)
Robert L. Antin, Chief Executive Officer	63,190	$4,350,000
Arthur J. Antin, Chief Operating Officer	15,543	$1,070,000
Tomas W. Fuller, Chief Financial Officer	12,347	$850,000
Neil Tauber, Sr. VP of Development	11,621	$800,000
Josh Drake, Pres. of Antech	11,621	$800,000

(1)	Implied values are based on the market value of the Company’s common stock on the date of grant.

The Compensation Committee believed that the performance required to earn an award at the performance goal was reasonably attainable. As the initial performance period for the Russell 3000® 2016 Equity Award does not end until September 2018 no Russell 3000® 2016 RSUs were earned in 2016.

Potential Payments upon Change in Control in Connection with the Merger

As detailed under “Employment Agreements; Post-Retirement Medical Benefits Coverage Agreements; Post-Termination Consulting Agreements; SERP Agreements; Payments Upon Termination and Change in Control” starting on page 32 of this Amendment, certain of our executive officers will be entitled to payments under their existing employment agreements and vesting of unvested equity awards related to the Change in Control of the Company if the Merger (as defined in the Merger Agreement section in the Original Form 10-K) closes. The Merger Agreement (as defined in the Merger Agreement section in the Original Form 10-K) and the Merger are described in greater detail in the Company’s Definitive Proxy Statement for the special meeting filed on February 15, 2017 with the SEC, and other materials and documents filed with the SEC, all of which are available on the SEC’s website at www.sec.gov. Completion of the Merger is subject to customary closing conditions contained in the Merger Agreement, including receipt of the remaining outstanding required regulatory approvals.

ADDITIONAL COMPENSATION MATTERS

Use of Market Data

In establishing the 2016 annual compensation for our executives, the Compensation Committee did not engage in any formal benchmarking analysis. However, the Compensation Committee did take into account changes in compensation levels for similar positions within the Company’s Comparison Group (as further described below) in setting 2016 base salaries, annual cash incentive awards and/or cash bonuses and equity awards for our executives.

In 2012, the Compensation Committee’s former compensation consultant, Mercer, assisted the Compensation Committee in updating the Company’s Comparison Group. Mercer selected and proposed companies for inclusion in the Comparison Group that, at that time, had similar revenues, revenue growth, business focus and operating models as compared to the Company. The Compensation Committee reviewed Mercer’s proposals and selected the following Comparison Group:

C.R. Bard, Inc.	Chipotle Mexican Grill, Inc.	Chico’s FAS, Inc.
GNC Holdings, Inc.	Guess?, Inc.	HealthSouth Corporation
Hologic, Inc.	Idexx Laboratories, Inc.	The Cheesecake Factory Incorporated
Magellan Health, Inc.	Mednax, Inc.

Our Comparison Group, which was not updated in 2016, includes 11 companies (named above) that, at the time the Comparison Group was established, had similar revenues, revenue growth, business focus and operating models as the Company. There are only a small number of animal health care companies that are public, so the Compensation Committee included in the Comparison Group companies in the healthcare industry and growth companies in other industries that require multiple locations and a large employee base, such as retail, restaurants, leisure facilities and specialty stores, with a focus on companies with a revenue base of between $600 million and $3.0 billion.

In addition to taking into account compensation levels for similar positions within the Company’s Comparison Group, the Compensation Committee reviews each executive’s historical compensation, the executive’s compensation in relation to other executive officers and corporate performance. The Compensation Committee also takes into account internal equity considerations in making its executive compensation decisions.

Supplemental Executive Retirement Programs

We have entered into SERPs with our four most senior executive officers in recognition of their more than 20 years of service to the Company and to provide continued incentives to retain their services. Prior to 2010, the Company had not provided any deferred compensation or other retirement benefit for the applicable executives, other than continuation of medical coverage. The SERPs were structured so that full payment benefits vested over periods ranging from 3-5 years, which provided an additional retention incentive for our four most senior executives. The SERPs are now fully vested for each of our four most senior executives. Details of the SERP benefits and the amounts accrued by each applicable executive officer are found under the heading “Pension Benefits” starting on page 31 of this Amendment.

Post-Termination Consulting Agreements

We have entered into agreements with our Chief Executive Officer and Chief Operating Officer for the provision of consulting services following the termination of their service to the Company. Each of the Chief Executive Officer and the Chief Operating Officer has been employed by the Company since it was founded. These agreements are intended to effect a smooth and orderly transition of the duties and leadership to their successors, to allow the Company to take advantage of their special knowledge of the industry, the Company and our customers and to protect trade secret information obtained by the officers during the course of their employment during the term of their consulting agreements and thereafter. Each agreement was reviewed and approved by the Compensation Committee and subsequently by the full Board of Directors. Details of the consulting agreements are described under “Employment Agreements; Post-Retirement Medical Benefits Coverage Agreements; Post-Termination Consulting Agreements; SERP Agreements; Payments Upon Termination and Change in Control” starting on page 32 of this Amendment.

Termination and Change in Control Payments

We have entered into employment agreements with three of our executive officers and into severance agreements with our other two executive officers. These agreements, which are designed to promote stability and continuity of senior management, provide for termination and Change in Control payments. We also have entered into post-retirement medical benefits coverage agreements with our four most senior executive officers as recognition of each officer’s extended service to the Company. A summary of these severance payments and post-termination benefits is set forth under the heading “Employment Agreements; Post-Retirement Medical Benefits Coverage Agreements; Post-Termination Consulting Agreements; SERP Agreements; Payments Upon Termination and Change in Control” starting on page 32 of this Amendment.

Policy on Recovering Performance-Based Compensation in the Event of a Restatement

We may, to the extent permitted by applicable law, cancel or require reimbursement of any performance-based compensation arrangements (including any performance based annual bonus awards and long-term incentive, equity-based awards) received by an executive officer if and to the extent that:

•	the amount of the award was based on the achievement of specified performance metrics or financial results, and we subsequently restate those financial results; and

•	in the Compensation Committee’s judgment, the executive officer engaged in gross negligence, fraud or misconduct that directly caused or contributed to the need for the restatement; and

•	the executive officer’s award would have been lower if the financial results in question had been properly reported. In such a case, we will seek to recover from the executive officer the amount by which the actual award paid or earned for the relevant period exceeded the amount that would have been paid or earned based on the restated financial results.

The policy provides that we will not seek to recover compensation paid more than three years prior to the date the applicable restatement is disclosed.

Further, under Section 304 of the Sarbanes-Oxley Act, if we were required to restate our financial results due to material noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer could be required to reimburse the Company for:

•	any bonus or other incentive-based or equity-based compensation received during the twelve months following the first public issuance or filing with the SEC of the non-complying document; and

•	any profits realized from the sale of securities of the Company during those twelve months.

Stock Ownership

Our Board of Directors believes that our executive officers and directors should have a meaningful stake in our Company, which encourages a focus on our long-term success and aligns their interests with the interests of our stockholders. Therefore, we have adopted formal stock ownership and retention guidelines for our executive officers and non-employee directors:

Position	Minimum Ownership Guidelines (Dollar Value of Shares)
Directors	4x Annual Cash Retainer
Chief Executive Officer	4x Base Salary
Other Named Executive Officers	2x Base Salary

Shares owned outright, unvested restricted stock and vested options are counted towards these guidelines. Unearned performance shares are not counted toward these guidelines.

Any executive officer who is not in compliance with the applicable stock ownership guideline must retain 50% of the net shares of our common stock acquired via the exercise of options or the vesting of restricted stock granted under the Company’s equity incentive programs, until the guideline has been met.

As of December 31, 2016, all of our directors and executive officers complied with our stock ownership guidelines.

Tax Implications

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct non-performance based compensation of more than $1,000,000 that is paid to certain executive officers. However, in order to maintain flexibility in compensating our executives in a manner designed to promote varying corporate goals, we have not adopted a policy that all compensation must be deductible.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or earned by Named Executive Officers for services rendered to us for the years ended December 31, 2016, 2015, and 2014.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
				(1)		(1)	(2)	(3)	(4)
Robert L. Antin, Chairman of the Board, Chief Executive Officer and President	2016	$1,072,988	—	$6,450,033	(6)	—	$2,742,375	—	$141,072	$10,406,468
	2015	$1,031,391	—	$4,300,022	(6)	—	$2,535,000	$274,402	$91,397	$8,232,212
	2014	$999,735	—	$3,800,034	(6)	—	$1,800,000	$219,151	$87,831	$6,906,751

Arthur J. Antin, Chief Operating Officer and Senior Vice President	2016	$669,988	—	$1,620,012	(7)	—	$684,950	—	$144,344	$3,119,294
	2015	$653,645	—	$1,000,027	(7)	—	$591,850	$(159,834)	$91,478	$2,177,166
	2014	$636,652	—	$1,000,031	(7)	—	$620,000	$(149,802)	$86,836	$2,193,717

Tomas W. Fuller, Chief Financial Officer, Vice President and Secretary	2016	$458,413	—	$1,324,963	(8)	—	$468,650	$81,900	$87,023	$2,420,949
	2015	$442,689	$29,575	$874,989	(8)	—	$425,425	$138,816	$31,075	$1,942,569
	2014	$429,464	—	$825,009	(8)	—	$396,000	$363,748	$76,677	$2,090,898

Neil Tauber, Senior Vice President of Development	2016	$458,413	—	$1,274,986	(9)	—	$468,650	$81,900	$118,136	$2,402,085
	2015	$442,689	$29,575	$874,989	(9)	—	$425,425	$165,905	$116,929	$2,055,512
	2014	$429,464	—	$825,009	(9)	—	$396,000	$434,732	$113,210	$2,198,415

Josh Drake, President, Antech Diagnostics	2016	$418,312	—	$1,274,986	(10)	—	$295,610	—	$61,643	$2,050,551
	2015	$409,000	$29,575	$874,989	(10)	—	$246,000	—	$60,440	$1,620,004
	2014	$377,885	$82,875	$825,009	(10)	—	$190,125	—	$34,073	$1,509,967

(1)	In accordance with SEC requirements, these amounts reflect the aggregate grant date fair value computed in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 related to awards to executive officers in 2016, 2015, and 2014. No estimate of forfeitures has been included in such calculations. For the assumptions used in the calculation of these amounts see Note 10 to the Company’s audited financial statements in the Company’s Original Form 10-K.
(2)	The amounts in this column represent the cash awards paid for the applicable year to the Named Executive Officers under the Company’s annual cash incentive plans. The Company’s annual cash incentive plans are discussed in further detail on starting on page 14 and page 16 of this Amendment. For complete discussion of the VCA Inc. 2007 Annual Cash Incentive Plan, please see our 2015 Proxy Statement.
(3)	The amounts in this column represent the aggregate change in the actuarial present value of each Named Executive Officer’s accumulated benefit under his SERP. Additionally, the amounts in this column for Mr. Tauber and Mr. Fuller reflect an increase in the vested percentage under each of their SERPs. Details of the SERP benefits and the amounts accrued by each applicable Named Executive Officer are found under the heading “Pension Benefits” starting on page 31 of this Amendment.

(4)	All Other Compensation for the year ended December 31, 2016, consists of the following:

	Robert L. Antin	Arthur J. Antin	Tomas W. Fuller	Neil Tauber	Josh Drake
Automobile, auto insurance and auto maintenance (a)	$63,046	$54,692	$48,964	$49,124	$39,517
Medical insurance premiums	$59,246	$75,532	$36,779	$67,732	$22,126
401(k) Company contribution	$1,280	$1,280	$1,280	$1,280	—
Club membership	$17,500	$12,840	—	—	—

Total	$141,072	$144,344	$87,023	$118,136	$61,643

(a)	For disclosure purposes, the incremental annual cost of the Company owned automobile was determined based on the purchase price of the vehicle divided by the useful life of the vehicle. Approximately ten percent of the incremental annual cost of the Company owned automobile relates to personal use and is considered compensation of the Named Executive Officers.
(5)	These amounts reflect the grant date fair values based upon achievement of the target performance goal for 2016, 2015 and 2014 performance awards. The amounts reported do not reflect compensation actually received by Mr. R. Antin. If the highest level of performance were to be assumed the grant date values of the performance awards would be $7,199,976, $5,799,979 and $5,100,008 for the 2016, 2015 and 2014, performance periods, respectively. The grant date fair values of the performance awards actually earned as of December 31, 2016 were $1,424,988, $5,799,979 and $5,100,008 for 2016, 2015 and 2014, respectively.
(6)	These amounts reflect the grant date fair values based upon achievement of the target performance goal for 2016, 2015 and 2014 performance awards. The amounts reported do not reflect compensation actually received by Mr. A. Antin. If the highest level of performance were to be assumed the grant date values of the performance awards would be $1,789,978, $1,199,988 and $1,100,039 for the 2016, 2015 and 2014, performance periods, respectively. The grant date fair values of the performance awards actually earned as of December 31, 2016 were $360,033, $1,199,988 and $1,100,039 for 2016, 2015 and 2014, respectively.
(7)	These amounts reflect the grant date fair values based upon achievement of the target performance goal for 2016, 2015 and 2014 performance awards. The amounts reported do not reflect compensation actually received by Mr. Fuller. If the highest level of performance were to be assumed the grant date values of the performance awards would be $1,409,980, $1,099,980 and $900,024 for the 2016, 2015 and 2014, performance periods, respectively. The grant date fair values of the performance awards actually earned as of December 31, 2016 were $280,041, $1,099,980 and $900,024 for 2016, 2015 and 2014, respectively.
(8)	These amounts reflect the grant date fair values based upon achievement of the target performance goal for 2016, 2015 and 2014 performance awards. The amounts reported do not reflect compensation actually received by Mr. Tauber. If the highest level of performance were to be assumed the grant date values of the performance awards would be $1,329,989, $1,000,027 and $900,024 for the 2016, 2015 and 2014, performance periods, respectively. The grant date fair values of the performance awards actually earned as of December 31, 2016 were $265,034, $1,000,027, and $900,024, for 2016, 2015 and 2014, respectively.
(9)	These amounts reflect the grant date fair values based upon achievement of the target performance goal for 2016, 2015 and 2014 performance awards. The amounts reported do not reflect compensation actually received by Mr. Drake. If the highest level of performance were to be assumed the grant date values of the performance awards would be $1,329,989, $1,099,980 and $1,000,031 for the 2016, 2015 and 2014, performance periods, respectively. The grant date fair values of the performance awards actually earned as of December 31, 2016 were $265,034, $1,099,980, and $1,000,031, for 2016, 2015 and 2014, respectively.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2016

All equity grants to Named Executive Officers prior to 2015 were made under the VCA Inc. 2006 Equity Incentive Plan. All equity grants to Named Executive Officers beginning in 2015 were made under the VCA Inc. 2015 Equity Incentive Plan. The following table sets forth certain information regarding the grant of plan-based equity awards made during the year ended December 31, 2016.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of 2016 Equity Awards (3)
			Threshold ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)			Threshold ($)	Target ($)
Robert L. Antin	9/9/16	(1)	—	—	—	21,790	30,506	41,400	—	—	—	$2,100,000
	9/9/16	(2)	—	—	—	—	63,190	—	—	—	—	$4,350,000
Arthur J. Antin	9/9/16	(1)	—	—	—	6,900	7,990	10,459	—	—	—	$550,000
	9/9/16	(2)	—	—	—	—	15,543	—	—	—	—	$1,070,000
Tomas W. Fuller	9/9/16	(1)	—	—	—	5,811	6,900	8,135	—	—	—	$475,000
	9/9/16	(2)	—	—	—	—	12,347	—	—	—	—	$850,000
Neil Tauber	9/9/16	(1)	—	—	—	5,811	6,900	7,699	—	—	—	$475,000
	9/9/16	(2)	—	—	—	—	11,621	—	—	—	—	$800,000
Josh Drake	9/9/16	(1)	—	—	—	5,811	6,900	7,699	—	—	—	$475,000
	9/9/16	(2)	—	—	—	—	11,621	—	—	—	—	$800,000

(1)	The amounts shown in these rows reflect the total number of restricted stock units which may be earned at the minimum, target and maximum performance levels with respect to the Adjusted EBITDA performance-based restricted stock unit awards granted to the Named Executive Officers in 2016. As described in greater detail starting on page 20 of this Amendment, the minimum represents the number of restricted stock units which may be earned upon achievement of the “low” performance goal; the target represents the number of restricted stock units which may be earned upon achievement of the target performance goal; and the maximum represents the number of restricted stock units which may be earned upon achievement of the “high” performance goal. Up to 50% of the maximum number of RSUs awarded can be earned by satisfying the performance goals in 2016. The restricted stock unit awards will vest in four installments: 25% (rounded up to the nearest whole share) on September 9, 2017; 25% (rounded up to the nearest whole share) on September 9, 2018; 25% (rounded up to the nearest whole share) on September 9, 2019; and the remainder on September 9, 2020.
(2)	The amounts shown in these rows reflect the total number of restricted stock units which may be earned at the maximum performance levels with respect to the Russell 3000® performance-based restricted stock unit awards granted to the Named Executive Officers in 2016. As described in great detail starting on page 22 of this Amendment, 100% of the RSUs granted will be earned if the growth in the closing price of our common stock over the 2-year or 3-year periods following the grant of the award equal or exceeds the growth in the closing price of the Russell 3000® Index over the same period.
(3)	In accordance with SEC requirements, with respect to the restricted stock units, these amounts reflect the aggregate grant date fair value based upon achievement of the target performance goal, excluding the effect of estimated forfeitures. The amounts reported do not reflect compensation actually received by the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

The following table sets forth the number of securities underlying outstanding plan awards for each Named Executive Officer as of December 31, 2016.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
		(#) Exercisable	(#) Unexercisable	($)		(#)		($)(1)	(#)		($)(1)
Robert L. Antin,	9/9/2016	—	—	—	—	20,700	(2)	$1,421,055	20,700	(6)	$1,421,055
Chief Executive Officer	9/9/2016	—	—	—	—	—		—	63,190	(7)	$4,337,994
	10/7/2015	—	—	—	—	79,075	(3)	$5,428,499	—		—
	10/7/2014	—	—	—	—	65,299	(4)	$4,482,776	—		—
	9/24/2013	—	—	—	—	48,888	(5)	$3,356,161	—		—
	8/27/2012	232,435	—	$18.94	8/27/2017	—		—	—		—
Arthur J. Antin,	9/9/2016	—	—	—	—	5,230	(2)	$359,040	5,229	(6)	$358,971
Chief Operating Officer	9/9/2016	—	—	—	—	—		—	15,543	(7)	$1,067,027
	10/7/2015	—	—	—	—	16,360	(3)	$1,123,114	—		—
	10/7/2014	—	—	—	—	14,086	(4)	$967,004	—		—
	9/24/2013	—	—	—	—	11,828	(5)	$811,992	—		—
	8/27/2012	45,239	—	$18.94	8/27/2017	—		—	—		—
Tomas W. Fuller,	9/9/2016	—	—	—	—	4,068	(2)	$279,268	4,067	(6)	$279,200
Chief Financial Officer	9/9/2016	—	—	—	—	—		—	12,347	(7)	$847,622
	10/7/2015	—	—	—	—	14,996	(3)	$1,029,475	—		—
	10/7/2014	—	—	—	—	11,524	(4)	$791,123	—		—
	9/24/2013	—	—	—	—	8,107	(5)	$556,546	—		—
Neil Tauber,	9/9/2016	—	—	—	—	3,850	(2)	$264,303	3,849	(6)	$264,234
Sr. VP of Development	9/9/2016	—	—	—	—	—		—	11,621	(7)	$797,782
	10/7/2015	—	—	—	—	13,633	(3)	$935,905	—		—
	10/7/2014	—	—	—	—	11,524	(4)	$791,123	—		—
	9/24/2013	—	—	—	—	7,322	(5)	$502,655	—		—
Josh Drake,	9/9/2016	—	—	—	—	3,850	(2)	$264,303	3,849	(6)	$264,234
Pres. of Antech Diagnostics	9/9/2016	—	—	—	—	—		—	11,621	(7)	$797,782
	10/7/2015	—	—	—	—	14,996	(3)	$1,029,475	—		—
	10/7/2014	—	—	—	—	12,803	(4)	$878,926	—		—
	9/24/2013	—	—	—	—	7,322	(5)	$502,655	—		—

(1)	Calculated based on the closing price of the Company’s common stock at the end of the year ended December 31, 2016.

(2)	This amount reflects shares underlying the restricted stock units granted to the Named Executive Officer in 2016 and which were earned upon satisfaction of the maximum performance criteria in 2016. The shares of restricted stock reflected on the table (rounded up to the nearest whole share) will vest equally on September 9, 2017, September 9, 2018, September 9, 2019 and September 9, 2020.
(3)	This amount reflects shares underlying the restricted stock units granted to the Named Executive Officer in 2015 and which were earned upon satisfaction of the maximum performance criteria in 2015 and 2016. The shares of restricted stock reflected on the table (rounded up to the nearest whole share) will vest equally on October 7, 2017, October 7, 2018 and October 7, 2019.
(4)	This amount reflects shares underlying the restricted stock units granted to the Named Executive Officer in 2014 and which were earned upon satisfaction of the applicable performance criteria in 2014, 2015 and 2016. The shares of restricted stock reflected on the table (rounded up to the nearest whole share) will vest equally on October 7, 2017 and October 7, 2018.
(5)	This amount reflects shares underlying the restricted stock units granted to the Named Executive Officer in 2013 and which were earned upon satisfaction of the applicable performance criteria in 2013, 2014 and 2015. All of the shares of restricted stock reflected on the table will vest in full on September 24, 2017.
(6)	This amount reflects shares underlying the restricted stock units granted to the Named Executive Officer in 2016 and which may be earned upon satisfaction of the maximum performance criteria in 2017 and 2018. If the performance criteria are satisfied, these shares of restricted stock will vest in full no later than September 9, 2020.
(7)	This amount reflects shares underlying the restricted stock units granted to the Named Executive Officer in 2016 and which may be earned upon satisfaction of the maximum performance criteria in 2018 and 2019. If the performance criteria are satisfied, these shares of restricted stock will vest in full no later than September 9, 2020.

Options Exercised and Stock Vested in 2016

The following table sets forth information regarding the stock option awards that were exercised by each of our Named Executive Officers and restricted stock awards that vested during the year ended December 31, 2016.

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($) (1)	(#)	($) (2)
Robert L. Antin, Chief Executive Officer	—	—	159,003	$10,781,752

Arthur J. Antin, Chief Operating Officer	34,000	$1,702,720	40,297	$2,748,177

Tomas W. Fuller, Chief Financial Officer	47,544	$2,455,605	28,489	$1,934,150

Neil Tauber, Sr. VP of Development	36,978	$1,894,383	25,718	$1,739,834

Josh Drake, Pres. of Antech Diagnostics	8,584	$455,574	26,137	$1,762,218

(1)	The dollar amount represents the difference between the aggregate market price of the shares of common stock underlying the options at exercise and the aggregate exercise price of the options.
(2)	The dollar amount represents the aggregate market price of the shares of common stock on the vesting date.

PENSION BENEFITS

The table below reflects benefits accrued under the SERP for each of Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller as of December 31, 2016.

Named Executive Officer	Name of Plan	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Year
		(#)	($) (2)	($)
Robert L. Antin, Chief Executive Officer	SERP for Robert L. Antin	(1)	$4,800,130	$399,375

Arthur J. Antin, Chief Operating Officer	SERP for Arthur J. Antin	(1)	$2,424,806	$316,500

Tomas W. Fuller, Chief Financial Officer	SERP for Tomas W. Fuller	(1)	$1,926,338	$0

Neil Tauber, Sr. VP of Development	SERP for Neil Tauber	(1)	$2,206,726	$0

(1)	All participants have five or more years of credited service and are fully vested. Years of service is only used when determining vesting, and is not used for benefit accrual purposes after a participant is fully vested.
(2)	For purposes of calculating the present value of the accumulated benefit for the SERP Beneficiaries, we used “Final Salary” as of December 31, 2016.

On June 30, 2010, the Company executed a SERP agreement with each of the following Named Executive Officers of the Company: Robert L. Antin, Arthur J. Antin, Neil Tauber and Tomas W. Fuller (each, a “SERP Beneficiary”). Pursuant to each SERP agreement, each SERP Beneficiary will be entitled to monthly benefit payments when he reaches a specified age identified in the chart below (the “Benefit Commencement Date”). The annual amount of the benefit payments to each SERP Beneficiary will be equal to the vested percentage, up to a maximum of 50%, of Final Salary as of the date his employment terminates. “Final Salary” is equal to the greater of (i) annual base compensation paid in cash pursuant to the SERP Beneficiary’s employment agreement or other employment arrangement with the Company immediately prior to the Benefit Commencement Date, or (ii) the average annual base compensation paid in cash pursuant to the SERP Beneficiary’s employment agreement for the three highest years during the ten year period ending on December 31st immediately preceding the Benefit Commencement Date.

The vested percentage on the date each SERP Beneficiary’s employment terminates is as follows:

SERP Beneficiary	Benefit Commencement Date (1)	Vested Percentage on Effective Date of SERP	Vested Percentage on 12/31/10	Vested Percentage on 12/31/11	Vested Percentage on 12/31/12	Vested Percentage on 12/31/13	Vested Percentage on 12/31/14
Robert L. Antin, Chief Executive Officer	Age 66	20%	30%	40%	50%	50%	50%

Arthur J. Antin, Chief Operating Officer	Age 67	20%	30%	40%	50%	50%	50%

Tomas W. Fuller, Chief Financial Officer	Age 62	—	10%	20%	30%	40%	50%

Neil Tauber, Sr. VP of Development	Age 66	—	10%	20%	30%	40%	50%

(1)	The Benefit Commencement Date is the first day of the calendar month following the month during which the SERP Beneficiary attains the age set forth in this column.

The payments to which each SERP Beneficiary is entitled will extend for 12 years following the Benefit Commencement Date. Mr. A. Antin began receiving payments under his SERP agreement in 2014 and Mr. R. Antin began receiving payments under his SERP agreement in 2016. As of December 31, 2016, none of the other SERP Beneficiaries were eligible for retirement under the SERP, because they had not reached the age that would trigger the Benefit Commencement Date. For further discussion regarding each SERP agreement, see “Employment Agreements; Post-Retirement Medical Benefits Coverage Agreements; Post-Termination Consulting Agreements; SERP Agreements; Payments Upon Termination and Change in Control” below.

EMPLOYMENT AGREEMENTS; POST-RETIREMENT MEDICAL BENEFITS COVERAGE AGREEMENTS; POST-TERMINATION CONSULTING AGREEMENTS; SERP AGREEMENTS; PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL

We have employment agreements with Robert L. Antin, Arthur J. Antin and Tomas W. Fuller, and severance agreements with Neil Tauber and Josh Drake. Each of these agreements provide for certain payments upon termination of employment or a Change in Control. For purposes of this Amendment, a “Change in Control” shall be deemed to have occurred if (a) there shall be consummated (x) any consolidation or merger of the Company into or with another “person” (as such term is used in Sections 13(d)(3) and 14(d)(2) of Exchange Act) pursuant to which shares of the Company’s common stock would be converted into cash, securities or other property, other than any consolidation or merger of the Company in which the persons who were stockholders of the Company immediately prior to the consummation of such consolidation or merger are the beneficial owners (within the meaning of Rule 13d-3 under the Exchange Act), immediately following the consummation of such consolidation or merger, of 62.5% or more of the combined voting power of the then outstanding voting securities of the person surviving or resulting from such consolidation or merger, or (y) any sale, lease or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company, or (b) the stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company, or (c) any person shall become the beneficial owner of 25% or more of the Company’s outstanding common stock, or (d) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company’s stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

If the proposed Merger is completed, it will constitute a “Change in Control” of the Company, and certain of our executive officers will be entitled to payments under their existing employment or severance agreements, as applicable, related to the Change in Control of the Company. The Merger Agreement and the Merger are described in greater detail in the Company’s Definitive Proxy Statement for the special meeting filed on February 15, 2017 with the SEC, and other materials and documents filed with the SEC, all of which are available on the SEC’s website at www.sec.gov. Completion of the Merger is subject to customary closing conditions contained in the Merger Agreement, including receipt of any remaining required regulatory approvals.

In addition, we have award agreements governing the equity awards made to our Named Executive Officers, and post-retirement medical benefits coverage agreements, post-termination consulting agreements and SERP agreements with certain of our Named Executive Officers, as follows:

Robert L. Antin

Employment Agreement

Mr. R. Antin’s employment agreement, dated as of November 27, 2001, as amended, provides for Mr. R. Antin to serve as our Chairman of the Board, Chief Executive Officer and President for a term of five years from any given date, such that there shall always be a minimum of at least five years remaining under his employment agreement. The employment agreement provides for Mr. R. Antin to receive an annual base salary of $520,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by the Compensation Committee. Mr. R. Antin also is entitled to specified perquisites.

If Mr. R. Antin’s employment is terminated due to his death, the employment agreement provides that we will pay Mr. R. Antin’s estate his accrued and unpaid salary, his accrued and unused vacation and sick pay, his base salary during the scheduled term of the employment agreement, continue to provide family medical benefits and accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. If Mr. R. Antin’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. R. Antin his accrued and unpaid salary, his accrued and unused vacation and sick pay, his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. R. Antin), continue to provide specified benefits and perquisites and accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. In the case of termination due to death or disability, any options that accelerate on the date of termination will remain exercisable for the full term.

If Mr. R. Antin terminates the employment agreement for “good reason,” if we terminate the employment agreement without cause or in the event of a Change in Control, in which event the employment of Mr. R. Antin terminates automatically, we will pay Mr. R. Antin a lump sum payment equal to the sum of (i) his accrued and unpaid salary, his accrued and unused vacation and sick pay, (ii) his remaining base salary during the remaining scheduled term of the employment agreement and (iii) an amount equal to five times the greater of Mr. R. Antin’s last annual bonus or the average of all bonuses paid or payable to Mr. R. Antin under the employment agreement. In addition, we will accelerate the vesting of his equity awards and continue to provide specified benefits and perquisites. In these circumstances, Mr. R. Antin may exercise his options, which are accelerated on the date of termination, immediately upon termination and thereafter during the term of the option. For purposes hereof, “good reason” means as the result of (x) a willful breach of any of the material obligations of the Company to Mr. R. Antin under his employment agreement, consulting agreement or SERP agreement, as applicable, or (y) the office where Mr. R. Antin is required to perform his duties to the Company is relocated to a location outside of Los Angeles County, California; provided, however, that in either case Mr. R. Antin delivered written notice to the Company within 90 days of the condition’s initial existence and the Company failed to cure the condition within 30 days.

If Mr. R. Antin terminates the employment agreement without good reason or we terminate the employment agreement for “cause,” Mr. R. Antin is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay. For purposes of this paragraph, for “cause” means for a conviction (including any plea of guilty or no contest) of (x) any felony involving the embezzlement, theft or misappropriation of monies or other property, of the Company or otherwise, or (y) any crime of moral turpitude.

If any of the payments due Mr. R. Antin upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. R. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

In the event of a Change in Control and at our request, Mr. R. Antin is obligated to continue to serve under the same terms and conditions of his employment agreement for a period of up to 180 days following the termination date at his then-current base salary.

Post-Retirement Medical Benefits Coverage Agreement

Mr. R. Antin’s post-retirement medical benefits coverage agreement, effective as of December 27, 2007, and amended in January 2017, provides that Mr. R. Antin and his family will continue to receive medical benefits coverage from the date employment is terminated until the last to occur of Mr. R. Antin’s death, the death of Mr. R. Antin’s spouse, or the end of the month in which each of Mr. R. Antin’s children has a 30th birthday. The medical benefits coverage afforded to Mr. R. Antin and his family after the termination of his employment will be at least as favorable as the most favorable level, type and basis of medical coverage provided to Mr. R. Antin and his family at any time during the five years prior to termination. Upon Mr. R. Antin’s eligibility for Medicare or a similar program, Mr. R. Antin will have the option to enroll in Medicare or such similar program. If Mr. R. Antin or any eligible family member elects to enroll in such program, the Company’s obligation under the post-retirement medical benefits coverage agreement will be limited to providing Medicare supplementary coverage and Executive Medical Excess Claims Insurance or a substantially similar policy. If the continuation of medical benefits coverage is subject to taxation under Section 409A(a)(1) of the Internal Revenue Code as a result of the failure of the post-retirement medical benefits coverage agreement to comply with Section 409A, the Company will make a payment to Mr. R. Antin equal to all federal, state and local taxes incurred by Mr. R. Antin as a result thereof. In addition to the medical benefits coverage, Mr. R. Antin will for a period of seven years from the date employment is terminated continue to be eligible for pet care benefits (currently, in the form of an employee discount) on the same terms as provided from time to time by the Company to its executive officers.

Post-Termination Consulting Agreement

Mr. R. Antin’s consulting agreement, dated as of June 28, 2010, provides that Mr. R. Antin will provide business consulting and advice to the Company following his full-time employment with the Company. The term of Mr. R. Antin’s consulting agreement commences on the date of Mr. R. Antin’s voluntary termination, i.e., resignation as Chief Executive Officer other than for good reason, following a Change in Control or resulting from Mr. R. Antin’s disability, and continues for the next five years. Mr. R. Antin will receive annual compensation equal to 100% of his Final Compensation for the first and second years of the term of his consulting agreement, and 75% of his Final Compensation during the third, fourth and fifth years of the term of his consulting agreement. “Final Compensation” is the greater of (i) Mr. R. Antin’s annual base compensation paid in cash immediately prior to Mr. R. Antin’s voluntary termination, plus the highest bonus earned by Mr. R. Antin with respect to services rendered during the four preceding full calendar years before Mr. R. Antin’s voluntary termination, or (ii) the average of Mr. R. Antin’s annual base compensation paid in cash plus any bonus earned with respect to services rendered during the two highest compensation years during the five-year period ending on December 31st immediately preceding Mr. R. Antin’s voluntary termination. During the term of his consulting agreement, Mr. R. Antin also will be entitled to insurance and welfare benefits and certain other perquisites detailed in his consulting agreement.

If the consulting agreement is terminated as a result of his death or disability, or by the Company without cause, by Mr. R. Antin for good reason, or upon a Change in Control, Mr. R. Antin will be entitled to a lump sum payment equal to the amount he would have earned over the remaining term of his consulting agreement. In addition, in such event, vesting will accelerate on all outstanding stock options and other equity awards held by Mr. R. Antin (except that in the case of Mr. R. Antin’s death or disability only those awards that would otherwise have vested and become exercisable during the 24 months immediately following the date of his death or disability, respectively, will accelerate). If any of the payments or benefits due Mr. R. Antin under his consulting agreement or any other plan, agreement or arrangement qualify as “excess parachute payments” under the Internal Revenue Code, Mr. R. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

Furthermore, Mr. R. Antin’s consulting agreement provides that, during the period commencing on the date of his voluntary termination and continuing in perpetuity, Mr. R. Antin is restricted from, directly or indirectly, divulging, disclosing or communicating any confidential information of any kind, nature or description regarding any matter affecting or relating to the business of the Company, except in the ordinary course of the Company’s business.

If Mr. R. Antin terminates his consulting agreement without “good reason” or the Company terminates his consulting agreement with “cause”, Mr. R. Antin would not be entitled to any payments under his consulting agreement.

SERP Agreement

Mr. R. Antin’s SERP agreement, dated as of June 28, 2010, provides that Mr. R. Antin became entitled to monthly benefit payments when he reached the age of 66 (i.e., the Benefit Commencement Date). Commencing on the Benefit Commencement Date, Mr. R. Antin is entitled to 144 monthly payments in an amount equal to 1/12th of the applicable vested percentage of his Final Salary. However, if before or coincident with his “separation from service” (as defined Section 1.409A-1(h)(1) of the Treasury Regulations) there occurs a Change in Control, an involuntary termination by the Company without cause, a voluntary termination by Mr. R. Antin for good reason, or Mr. R. Antin’s death or disability, the applicable percentage will be fully vested at 50%. If before the Benefit Commencement Date, there is a Change in Control that qualifies as a “change in control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5) or Mr. R. Antin dies or becomes disabled, then the actuarial equivalent of the monthly benefits owing to Mr. R. Antin must be paid in a lump sum on the date of such event. In addition, if a Change in Control that is also a “change in control event” occurs after the Benefit Commencement Date, then the SERP agreement terminates and the actuarial equivalent of any remaining monthly benefits owing to Mr. R. Antin must be paid in a lump sum on the date of such change in control event. For further discussion regarding Mr. R. Antin’s SERP agreement, see “Pension Benefits” starting on page 31 of this Amendment.

The following table describes the potential payments to Mr. Robert L. Antin upon termination or Change in Control.

Payments & Benefits Upon Termination (1)	Death	Disability	By Officer for Good Reason	By Officer Without Good Reason	By Company Without Cause	By Company for Cause	Change in Control
Accrued & Unpaid Salary (2)	$42,190	$42,190	$42,190	$42,190	$42,190	$42,190	$42,190
Cash Severance (3)	$5,484,750	$5,482,670	$17,962,555	—	$17,962,555	—	$17,962,555
Acceleration of Equity Awards (4)	$21,352,347	$21,352,347	$21,352,347	—	$21,352,347	—	$21,352,347
Automobile	—	$365,785	$365,785	—	$365,785	—	$365,785
Club Membership	—	$217,110	$217,110	—	$217,110	—	$217,110
Group Life and Other Company Insurance Plans (5)	$2,480	$4,685	$4,685	—	$4,685	—	$4,685
Post-Retirement Medical Benefits (6)	$1,000,711	$1,465,297	$1,465,297	$1,465,297	$1,465,297	$1,465,297	$1,465,297
SERP Agreement	$5,990,625	$5,990,625	$5,990,625	—	$5,990,625	—	$5,990,625

Total	$33,873,103	$34,920,709	$47,400,594	$1,507,487	$47,400,594	$1,507,487	$47,400,594

(1)	Upon the termination of Mr. R. Antin’s employment or a Change in Control, Mr. R. Antin will receive a lump-sum payment consisting of (a) accrued and unpaid salary, (b) accrued and unpaid vacation, (c) cash severance and (d) an additional amount to cover the tax consequences associated with “excess parachute payments” under the Internal Revenue Code, if any. All other payments set forth above, other than those set forth in the “Acceleration of Equity Awards” and “Post-Retirement Medical Benefits” rows, will be paid over a five-year period. For example, during such five-year period, Mr. R. Antin will receive an average annual payment of $73,157 towards the cost of an automobile.
(2)	Reflects Mr. R. Antin’s accrued and unpaid salary as of December 31, 2016.
(3)	For purposes of calculating the cash severance payable to Mr. R. Antin, we used Mr. R. Antin’s annual base salary as of December 31, 2016 ($1,096,950) and, by action of the Compensation Committee, the annual bonus Mr. R. Antin was eligible to receive based on achievement of the performance goals established by the Compensation Committee for 2016 ($2,495,561).
(4)	As of December 31, 2016, 227,142 restricted stock units held by Mr. R. Antin were earned but unvested, and 83,890 restricted stock units held by Mr. R. Antin were unearned and unvested. Pursuant to the terms of the applicable award agreements, upon the termination of Mr. R. Antin’s employment due to death, disability, by the Company without “cause”, by Mr. R. Antin for “good reason”, or upon a Change in Control, all of the unvested equity awards held by Mr. R. Antin will accelerate.
(5)	Consists of payment of vision, death, disability and long-term disability insurance premiums for Mr. R. Antin.
(6)	Consists of projected future costs of medical and dental insurance premiums to be paid on behalf of Mr. R. Antin or his spouse (assuming a life expectancy for his spouse of 22 years as of December 31, 2016), including projected annual costs for (a) executive medical excess claims insurance coverage for the period commencing on January 1, 2017 and ending on December 31, 2021 and (b) Medicare and Medicare supplement premiums for the period commencing on January 1, 2022 and ending on December 31, 2038.

Arthur J. Antin

Employment Agreement

Mr. A. Antin’s employment agreement, dated as of November 27, 2001, as amended, provides for Mr. A. Antin to serve as our Chief Operating Officer, Senior Vice President and Secretary for a term equal to three years from any given date, such that there shall always be a minimum of at least three years remaining under his employment agreement. (Mr. A. Antin no longer serves as the Company’s Secretary.) The employment agreement provides for Mr. A. Antin to receive an annual base salary of $416,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by our Compensation Committee. Mr. A. Antin also is entitled to specified perquisites.

If Mr. A. Antin’s employment is terminated due to his death, the employment agreement provides that we will pay Mr. A. Antin’s estate his accrued and unpaid salary, his accrued and unused vacation and sick pay, his base salary during the scheduled term of the employment agreement, continue to provide family medical benefits and accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. If Mr. A. Antin’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. A. Antin his accrued and unpaid salary, his accrued and unused vacation and sick pay, his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. A. Antin), continue to provide specified benefits and perquisites and accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. In the case of termination due to death or disability, any option that is accelerated on the date of termination will remain exercisable for the full term.

If Mr. A. Antin terminates the employment agreement for “good reason,” if we terminate the employment agreement without “cause” or in the event of a Change in Control, in which event the employment of Mr. A. Antin terminates automatically, we will pay Mr. A. Antin a lump sum payment equal to the sum of (i) his accrued and unpaid salary, his accrued and unused vacation and sick pay, (ii) his remaining base salary during the remaining scheduled term of the employment agreement and (iii) an amount equal to three times the greater of Mr. A. Antin’s last annual bonus or the average of all bonuses paid or payable to Mr. A. Antin under the employment agreement. In addition, we will accelerate the vesting of his equity awards and continue to provide specified benefits and perquisites. In these circumstances, Mr. A. Antin may exercise his options that are accelerated on the date of termination during the full term of the option. For purposes hereof, “good reason” means as the result of (x) a willful breach of any of the material obligations of the Company to Mr. A. Antin under his employment agreement, consulting agreement or SERP agreement, as applicable, or (y) the office where Mr. A. Antin is required to perform his duties to the Company is relocated to a location outside of Los Angeles County, California; provided, however, that in either case Mr. A. Antin delivered written notice to the Company within 90 days of the condition’s initial existence and the Company failed to cure the condition within 30 days.

If Mr. A. Antin terminates the employment agreement without good reason or we terminate the employment agreement for cause, Mr. A. Antin is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay. For purposes of this paragraph, for “cause” means for a conviction (including any plea of guilty or no contest) of (x) any felony involving the embezzlement, theft or misappropriation of monies or other property, of the Company or otherwise, or (y) any crime of moral turpitude.

If any of the payments due Mr. A. Antin upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. A. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

In the event of a Change in Control and at our request, Mr. A. Antin is obligated to continue to serve under the same terms and conditions of his employment agreement for a period of up to 180 days following the termination date at his then-current base salary.

Post-Retirement Medical Benefits Coverage Agreement

Mr. A. Antin’s post-retirement medical benefits coverage agreement, effective as of December 27, 2007 and amended in January 2017, provides that Mr. A. Antin and his family will continue to receive medical benefits coverage commencing on or after the date that Mr. A. Antin attains age 60 until the last to occur of Mr. A. Antin’s death, the death of Mr. A. Antin’s spouse, or the end of the month in which each of Mr. A. Antin’s children has a 30th birthday. The medical benefits coverage afforded to Mr. A. Antin and his family after the termination of his employment will be at least as favorable as the most favorable level, type and basis of medical coverage provided to Mr. A. Antin and his family at any time during the five years prior to termination. Upon Mr. A. Antin’s eligibility for Medicare or a similar program, Mr. A. Antin will have the option to enroll in Medicare or such similar program. If Mr. A. Antin or any eligible family member elects to enroll in such program, the Company’s obligation under the post-retirement medical benefits coverage agreement will be limited to providing Medicare supplementary coverage and Executive Medical Excess Claims Insurance or a substantially similar policy. The coverage provided by the Company is secondary to any employer’s group medical plan in which Mr. A. Antin or an eligible family member participates as an active employee, any employer’s group medical plan in which Mr. A. Antin is covered as the spouse or dependent or an active employee, any individual medical benefits coverage under which Mr. A. Antin or an eligible family member is covered, or Medicare coverage. If the continuation of medical benefits coverage is subject to taxation under Section 409A(a)(1) of the Internal Revenue Code as a result of the failure of the post-retirement medical benefits coverage agreement to comply with Section 409A, the Company will make a payment to Mr. A. Antin equal to all federal, state and local taxes incurred by Mr. A. Antin as a result thereof. Furthermore, the Company’s obligation to provide post-retirement medical benefits coverage to Mr. A. Antin will cease if he causes any person or entity controlled by him to induce or attempt to induce (a) any employee of the Company or any of its affiliates to leave the Company or any of its affiliates or (b) any customer, supplier, vendor, licensee, distributor, contractor or other business relation of the Company or any of its affiliates to cease doing business with, or knowingly adversely alter its business relationship with, the Company or any of its affiliates. In addition to the medical benefits coverage, Mr. A. Antin will for a period of seven years from the date employment is terminated continue to be eligible for pet care benefits (currently, in the form of an employee discount) on the same terms as provided from time to time by the Company to its executive officers.

Post-Termination Consulting Agreement

Mr. A. Antin’s consulting agreement, dated as of June 28, 2010, provides that Mr. A. Antin will provide business consulting and advice to the Company following his full-time employment with the Company. The term of the Mr. A. Antin’s consulting agreement commences on the date of Mr. A. Antin’s voluntary termination, i.e., his resignation as Chief Operating Officer and Senior Vice President other than for good reason, following a Change in Control or resulting from Mr. A. Antin’s disability, and continues for the next four years. Mr. A. Antin will receive annual compensation equal to 100% of his Final Compensation for the first year of the term of his consulting agreement, 75% of his Final Compensation during the second year of the term, 50% of his Final Compensation during the third year of the term and 25% of his Final Compensation during the fourth year of the term. “Final Compensation” is the greater of (i) Mr. A. Antin’s annual base compensation paid in cash immediately prior to Mr. A. Antin’s voluntary termination, plus the highest bonus earned by Mr. A. Antin with respect to services rendered during the four preceding full calendar years before Mr. A. Antin’s voluntary termination or (ii) the average of Mr. A. Antin’s annual base compensation paid in cash plus any bonus earned with respect to services rendered during the two highest compensation years during the five-year period ending on December 31st immediately preceding Mr. A. Antin’s voluntary termination. During the term of his consulting agreement, Mr. A. Antin also will be entitled to insurance and welfare benefits and certain other perquisites detailed in his consulting agreement.

If the consulting agreement is terminated as a result of his death or disability, or by the Company without cause, by Mr. A. Antin for good reason, or upon a Change in Control, Mr. A. Antin will be entitled to a lump sum payment equal to the amount he would have earned over the remaining term of the consulting agreement. In addition, in such event, vesting will accelerate on all outstanding stock options and other equity awards held by Mr. A. Antin (except that in the case of Mr. A. Antin’s death or disability only those awards that would otherwise have vested and become exercisable during the 24 months immediately following the date of his death or disability, respectively, will accelerate). If any of the payments or benefits due Mr. A. Antin under his consulting agreement or any other plan, agreement or arrangement qualify as “excess parachute payments” under the Internal Revenue Code, Mr. A. Antin also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

Furthermore, Mr. A. Antin’s consulting agreement provides that, during the period commencing on the date of his voluntary termination and continuing in perpetuity, Mr. A. Antin is restricted from, directly or indirectly, divulging, disclosing or communicating any confidential information of any kind, nature or description regarding any matter affecting or relating to the business of the Company, except in the ordinary course of the Company’s business.

If Mr. A. Antin terminates his consulting agreement without “good reason” or the Company terminates his consulting agreement with “cause”, Mr. A. Antin would not be entitled to any payments under his consulting agreement.

SERP Agreement

Mr. A. Antin’s SERP agreement, dated as of June 28, 2010, provides that Mr. A. Antin became entitled to monthly benefit payments when he reached the age of 67 (i.e., the Benefit Commencement Date). Commencing on the Benefit Commencement Date, Mr. A. Antin is entitled to 144 monthly payments in an amount equal to 1/12th of the applicable vested percentage of his Final Salary. However, if before or coincident with his “separation from service” (as defined Section 1.409A-1(h)(1) of the Treasury Regulations) there occurs a Change in Control, an involuntary termination by the Company without cause, a voluntary termination by Mr. A. Antin for good reason, or Mr. A. Antin’s death or disability, the applicable percentage will be fully vested at 50%. If before the Benefit Commencement Date, there is a Change in Control that qualifies as a “change in control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5) or Mr. A. Antin dies or becomes disabled, then the actuarial equivalent of the monthly benefits owing to Mr. A. Antin must be paid in a lump sum on the date of such event. In addition, if a Change in Control that is also a “change in control event” occurs after the Benefit Commencement Date, then the SERP agreement terminates and the actuarial equivalent of any remaining monthly benefits owing to Mr. A. Antin must be paid in a lump sum on the date of such change in control event. For further discussion regarding Mr. A. Antin’s SERP agreement, see “Pension Benefits” starting on page 31 of this Amendment.

The following table describes the potential payments to Mr. Arthur J. Antin upon termination or Change in Control.

Payments & Benefits Upon Termination (1)	Death	Disability	By Officer for Good Reason	By Officer Without Good Reason	By Company Without Cause	By Company for Cause	Change in Control
Accrued & Unpaid Salary (2)	$26,344	$26,344	$26,344	$26,344	$26,344	$26,344	$26,344
Cash Severance (3)	$2,054,850	$2,053,602	$3,904,215	—	$3,904,215	—	$3,904,215
Acceleration of Equity Awards (4)	$4,874,356	$4,874,356	$4,874,356	—	$4,874,356	—	$4,874,356
Automobile	—	$181,038	$181,038	—	$181,038	—	$181,038
Club Membership	—	$82,580	$82,580	—	$82,580	—	$82,580
Group Life and Other Company Insurance Plans (5)	$1,488	$2,811	$2,811	—	$2,811	—	$2,811
Post-Retirement Medical Benefits (6)	$921,970	$1,220,077	$1,220,077	$1,220,077	$1,220,077	$1,220,077	$1,220,077
SERP Agreement	$2,848,500	$2,848,500	$2,848,500	—	$2,848,500	—	$2,848,500

Total	$10,727,508	$11,289,308	$13,139,921	$1,246,421	$13,139,921	$1,246,421	$13,139,921

(1)	Upon the termination of Mr. A. Antin’s employment or a Change in Control, Mr. A. Antin will receive a lump-sum payment consisting of (a) accrued and unpaid salary, (b) accrued and unpaid vacation, (c) cash severance and (d) an additional amount to cover the tax consequences associated with “excess parachute payments” under the Internal Revenue Code, if any. All other payments set forth above, other than those set forth in the “Acceleration of Equity Awards” and “Post-Retirement Medical Benefits” rows, will be paid over a three-year period. For example, during such three-year period, Mr. A. Antin will receive an average annual payment of $60,346 towards the cost of an automobile.
(2)	Reflects Mr. A. Antin’s accrued and unpaid salary as of December 31, 2016.
(3)	For purposes of calculating the cash severance payable to Mr. A. Antin, we used Mr. A. Antin’s annual base salary as of December 31, 2016 ($684,950) and, by action of the Compensation Committee, the annual bonus Mr. A. Antin was eligible to receive based on achievement of the performance goals established by the Compensation Committee for 2016 ($616,455).
(4)	As of December 31, 2016, 50,231 restricted stock units held by Mr. A. Antin were earned but unvested, and 20,772 restricted stock units held by Mr. A. Antin were unearned and unvested. Pursuant to the terms of the applicable award agreements, upon the termination of Mr. A. Antin’s employment due to death, disability, by the Company without “cause”, by Mr. A. Antin for “good reason”, or upon a Change in Control, all of the unvested equity awards held by Mr. A. Antin will accelerate.

(5)	Consists of payment of vision, death, disability and long-term disability insurance premiums for Mr. A. Antin.
(6)	Consists of projected future costs of medical and dental insurance premiums to be paid on behalf of Mr. A. Antin or his spouse (assuming a life expectancy for his spouse of 22 years as of December 31, 2016), including projected annual costs for (a) executive medical excess claims insurance coverage for the period commencing on January 1, 2017 and ending on December 31, 2020 and (b) Medicare and Medicare supplement premiums for the period commencing on January 1, 2021 and ending on December 31, 2038.

Tomas W. Fuller

Employment Agreement

Mr. Fuller’s employment agreement dated as of November 27, 2001, as amended, provides for Mr. Fuller to serve as our Chief Financial Officer, Vice President and Assistant Secretary for a term equal to two years from any given date, such that there shall always be a minimum of at least two years remaining under his employment agreement. (Mr. Fuller currently serves as the Company’s Secretary.) The employment agreement provides for Mr. Fuller to receive an annual base salary of not less than $208,000, subject to annual increase based on comparable compensation packages provided to executives in similarly situated companies, and to participate in a bonus plan based on annual performance standards to be established by our Compensation Committee.

If Mr. Fuller’s employment is terminated due to his death, the employment agreement provides that we will pay Mr. Fuller’s estate his accrued and unpaid salary, his accrued and unused vacation and sick pay, his base salary during the scheduled term of the employment agreement, continue to provide family medical benefits and accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. If Mr. Fuller’s employment is terminated due to his disability, the employment agreement provides that we will pay Mr. Fuller his accrued and unpaid salary, his accrued and unused vacation and sick pay, his remaining base salary during the remaining scheduled term of the employment agreement (reduced by any amounts paid under long-term disability insurance policy maintained by us for the benefit of Mr. Fuller), continue to provide specified benefits and perquisites and accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. In the case of termination due to death or disability, any options that are accelerated on the date of termination will remain exercisable for the full term.

If Mr. Fuller terminates the employment agreement for “good reason,” if we terminate the employment agreement without “cause” or in the event of a Change in Control, in which event the employment of Mr. Fuller terminates automatically, we will pay Mr. Fuller a lump sum payment equal to the sum of (i) his accrued and unpaid salary, his accrued and unused vacation and sick pay, (ii) his remaining base salary during the remaining scheduled term of the employment agreement and (iii) an amount equal to two times the greater of Mr. Fuller’s last annual bonus or the average of all bonuses paid or payable to Mr. Fuller under the employment agreement. In addition, we will accelerate the vesting of his equity awards and continue to provide specified benefits and perquisites; provided, however, that if we terminate Mr. Fuller’s employment agreement without cause, we will only accelerate the vesting of his equity awards that would have vested during the 24 months following the date of termination. In these circumstances, Mr. Fuller may exercise his options that are accelerated on the date of termination for the full term of the option. For purposes hereof, “good reason” means as the result of (x) a willful breach of any of the material obligations of the Company to Mr. Fuller under his employment agreement, consulting agreement or SERP agreement, as applicable, or (y) the office where Mr. Fuller is required to perform his duties to the Company is relocated to a location outside of Los Angeles County, California; provided, however, that in either case Mr. Fuller delivered written notice to the Company within 90 days of the condition’s initial existence and the Company failed to cure the condition within 30 days.

If Mr. Fuller terminates the employment agreement without good reason or we terminate the employment agreement for cause, Mr. Fuller is entitled to receive all accrued and unpaid salary and other compensation and all accrued and unused vacation and sick pay. For purposes hereof, for “cause” means for a conviction (including any plea of guilty or no contest) of (x) any felony involving the embezzlement, theft or misappropriation of monies or other property, of the Company or otherwise, or (y) any crime of moral turpitude.

If any of the payments due Mr. Fuller upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. Fuller also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

In the event of a Change in Control and at our request, Mr. Fuller is obligated to continue to serve under the same terms and conditions of his employment agreement for a period of up to 180 days following the termination date at his then-current base salary.

Post-Retirement Medical Benefits Coverage Agreement

Mr. Fuller’s post-retirement medical benefits coverage agreement, effective as of December 27, 2007 and amended in January 2017, provides that Mr. Fuller and his family will continue to receive medical benefits coverage commencing on or after the date that Mr. Fuller attains age 53 until the last to occur of Mr. Fuller’s death, the death of Mr. Fuller’s spouse, or the end of the month in which each of Mr. Fuller’s children has a 30th birthday. The medical benefits coverage afforded to Mr. Fuller and his family after the termination of his employment will be at least as favorable as the most favorable level, type and basis of medical coverage provided to Mr. Fuller and his family at any time during the five years prior to termination. Upon Mr. Fuller’s eligibility for Medicare or a similar program, Mr. Fuller will have the option to enroll in Medicare or such similar program. If Mr. Fuller or any eligible family member elects to enroll in such program, the Company’s obligation under the post-retirement medical benefits coverage agreement will be limited to providing Medicare supplementary coverage and Executive Medical Excess Claims Insurance or a substantially similar policy. The coverage provided by the Company is secondary to any employer’s group medical plan in which Mr. Fuller or an eligible family member participates as an active employee, any employer’s group medical plan in which Mr. Fuller is covered as the spouse or dependent or an active employee, any individual medical benefits coverage under which Mr. Fuller or an eligible family member is covered, or Medicare coverage. If the continuation of medical benefits coverage is subject to taxation under Section 409A(a)(1) of the Internal Revenue Code as a result of the failure of the post-retirement medical benefits coverage agreement to comply with Section 409A, the Company will make a payment to Mr. Fuller equal to all federal, state and local taxes incurred by Mr. Fuller as a result thereof. In addition to the medical benefits coverage, Mr. Fuller will for a period of seven years from the date employment is terminated continue to be eligible for pet care benefits (currently, in the form of an employee discount) on the same terms as provided from time to time by the Company to its executive officers.

Furthermore, the Company’s obligation to provide post-retirement medical benefits coverage to Mr. Fuller will cease if he causes any person or entity controlled by him to induce or attempt to induce (a) any employee of the Company or any of its affiliates to leave the Company or any of its affiliates or (b) any customer, supplier, vendor, licensee, distributor, contractor or other business relation of the Company or any of its affiliates to cease doing business with, or knowingly adversely alter its business relationship with, the Company or any of its affiliates.

SERP Agreement

Mr. Fuller’s SERP agreement, dated as of June 28, 2010, provides that Mr. Fuller will be entitled to monthly benefit payments when he reaches the age of 62 (i.e., the Benefit Commencement Date). Commencing on the Benefit Commencement Date, Mr. Fuller is entitled to 144 monthly payments in an amount equal to 1/12th of the appropriate vested percentage of his Final Salary. However, if before or coincident with his “separation from service” (as defined Section 1.409A-1(h)(1) of the Treasury Regulations) there occurs a Change in Control, an involuntary termination by the Company without cause, a voluntary termination by Mr. Fuller for good reason, or Mr. Fuller’s death or disability, the applicable percentage will be fully vested at 50%. If before the Benefit Commencement Date, there is a Change in Control that qualifies as a “change in control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5) or Mr. Fuller dies or becomes disabled, then the actuarial equivalent of the monthly benefits owing to Mr. Fuller must be paid in a lump sum on the date of such event. In addition, if a Change in Control that is also a “change in control event” occurs after the Benefit Commencement Date, then the SERP agreement terminates and the actuarial equivalent of any remaining monthly benefits owing to Mr. Fuller must be paid in a lump sum on the date of such change in control event. For further discussion regarding Mr. Fuller’s SERP agreement, see “Pension Benefits” starting on page 31 of this Amendment.

The following table describes the potential payments to Mr. Tomas W. Fuller upon termination or Change in Control.

Payments & Benefits Upon Termination (1)	Death	Disability	By Officer for Good Reason	By Officer Without Good Reason	By Company Without Cause	By Company for Cause	Change in Control
Accrued & Unpaid Salary (2)	$18,025	$18,025	$18,025	$18,025	$18,025	$18,025	$18,025
Cash Severance (3)	$937,300	$936,468	$1,874,600	—	$1,874,600	—	$1,874,600
Acceleration of Equity Awards (4)	$3,954,858	$3,954,858	$3,954,858	—	$3,954,858	—	$3,954,858
Automobile	—	$105,395	$105,395	—	$105,395	—	$105,395
Group Life and Other Company Insurance Plans (5)	$726	$1,608	$1,608	—	$1,608	—	$1,608
Post-Retirement Medical Benefits (6)	$701,018	$1,653,088	$1,653,088	$1,653,088	$1,653,088	$1,653,088	$1,653,088
SERP Agreement	$2,811,900	$2,811,900	$2,811,900	—	$2,811,900	—	$2,811,900

Total	$8,423,827	$9,481,342	$10,419,474	$1,671,113	$10,419,474	$1,671,113	$10,419,474

(1)	Upon the termination of Mr. Fuller’s employment or a Change in Control, Mr. Fuller will receive a lump-sum payment consisting of (a) accrued and unpaid salary, (b) accrued and unpaid vacation, (c) cash severance and (d) an additional amount to cover the tax consequences associated with “excess parachute payments” under the Internal Revenue Code, if any. All other payments set forth above, other than those set forth in the “Acceleration of Equity Awards” and “Post-Retirement Medical Benefits” rows, will be paid over a two-year period. For example, during such two-year period, Mr. Fuller will receive an average annual payment of $52,698 towards the cost of an automobile.
(2)	Reflects Mr. Fuller’s accrued and unpaid salary as of December 31, 2016.
(3)	For purposes of calculating the cash severance payable to Mr. Fuller, we used Mr. Fuller’s annual base salary as of December 31, 2016 ($468,650) and the annual bonus Mr. Fuller was eligible to receive based on achievement of the performance goals established by the Compensation Committee for 2016 ($468,650).
(4)	As of December 31, 2016, 41,195 restricted stock units held by Mr. Fuller were earned but unvested, and 16,414 restricted stock units held by Mr. Fuller were unearned and unvested. Pursuant to the terms of the applicable award agreements, upon the termination of Mr. Fuller’s employment due to death, disability, by the Company without “cause”, by Mr. Fuller for “good reason”, or upon a Change in Control, all of the unvested equity awards held by Mr. Fuller will accelerate.
(5)	Consists of payment of vision, death, disability and long-term disability insurance premiums for Mr. Fuller.
(6)	Consists of projected future costs of medical and dental insurance premiums to be paid on behalf of Mr. Fuller (assuming a life expectancy of 24 years as of December 31, 2016), including (a) executive medical excess claims insurance coverage for the period commencing on January 1, 2017 and ending on December 31, 2021 and (b) Medicare and Medicare supplement premiums for the period commencing on January 1, 2022 and ending on December 31, 2040.

Neil Tauber

Severance Agreement

On April 25, 2008, we entered into an amended severance agreement with Mr. Tauber, which amends and restates his severance agreement, dated March 3, 2003. The amended severance agreement is effective as of April 22, 2008, the date on which the Compensation Committee approved the amendment.

If Mr. Tauber’s employment with us terminates due to his death or disability, the amended severance agreement provides that we will pay Mr. Tauber (or his estate in the case of termination due to death) a lump-sum payment equal to his accrued and unpaid salary and other compensation and his accrued and unused vacation and sick pay and, within 30 days of the date of termination, a lump-sum payment equal to the amount he would have earned as base salary during the two years following the termination date (reduced by any amounts paid under any long-term disability insurance policy maintained by us for the benefit of Mr. Tauber in the case of termination due to disability), and we will continue to provide specified benefits and perquisites. We will also accelerate the vesting of equity awards held by Mr. Tauber that would have vested during the two years following the date of termination solely as a result of his continued service to the Company and any option or stock appreciation right that is accelerated on the date of termination will remain exercisable for the full term of the award. In addition, all equity-based performance awards granted to Mr. Tauber, to the extent they would have become vested after the date of his termination upon the attainment of one or more specified performance goals, will vest as provided by such performance award but without regard to Mr. Tauber’s termination, conditioned on and to the extent that such performance goal or goals are attained.

If Mr. Tauber terminates his employment for “good reason,” if we terminate his employment without “cause” or in the event of a Change in Control, in which event the employment of Mr. Tauber terminates automatically, we will pay Mr. Tauber a lump-sum payment equal to his accrued and unpaid salary and other compensation and his accrued and unused vacation and sick pay and, within 30 days of the date of termination, a lump-sum payment equal to the sum of the amount he would have earned as base salary during the two years following the termination date and an amount equal to two times Mr. Tauber’s average annual bonus based on the annual bonuses paid or payable to Mr. Tauber for the last three fiscal years, and we will continue to provide specified benefits and perquisites. We will also accelerate the vesting of equity awards held by Mr. Tauber that would have vested following the date of termination solely as a result of his continued service to the Company and any option or stock appreciation right that is accelerated on the date of termination will remain exercisable for the full term of the award; provided, however, that if we terminate Mr. Tauber’s employment without cause, we will only accelerate the vesting of his equity awards that would have vested during the two years following the date of termination. In addition, all equity-based performance awards granted to Mr. Tauber, to the extent they would have become vested after the date of his termination upon the attainment of one or more specified performance goals, will vest as provided by such performance award but without regard to Mr. Tauber’s termination, conditioned on and to the extent that such performance goal or goals are attained. For purposes of this paragraph, the termination by Mr. Tauber of his employment will be for “good reason” if the termination occurs within two years following the initial existence of one or more of the following conditions without Mr. Tauber’s consent (i) a material diminution in Mr. Tauber’s authority, duties or responsibilities, (ii) a material diminution in Mr. Tauber’s annual base salary or (iii) the relocation of the office where Mr. Tauber is required to perform his duties to the Company to a location outside of Los Angeles County, California; provided Mr. Tauber delivers written notice to the Company of the existence of such condition within 90 days of the initial existence of the condition and the Company does not remedy such condition within 30 days of the receipt of such notice; and for “cause” means for a conviction (including any plea of guilty or no contest) of (x) any felony involving the embezzlement, theft or misappropriation of monies or other property, of the Company or otherwise, or (y) any crime of moral turpitude.

If any of the payments due Mr. Tauber upon termination qualify as “excess parachute payments” under the Internal Revenue Code, Mr. Tauber also is entitled to an additional payment to cover the tax consequences associated with excess parachute payments.

If Mr. Tauber terminates his employment without good reason or we terminate his employment for cause, Mr. Tauber is entitled by law to receive all accrued, earned and unpaid salary and all accrued and unused vacation and sick pay.

Post-Retirement Medical Benefits Coverage Agreement

Mr. Tauber’s post-retirement medical benefits coverage agreement, effective as of December 27, 2007 and amended in January 2017, provides that Mr. Tauber and his family will continue to receive medical benefits coverage commencing on or after the date that Mr. Tauber attains age 60 until the last to occur of Mr. Tauber’s death, the death of Mr. Tauber’s spouse, or the end of the month in which each of Mr. Tauber’s children has a 30th birthday. The medical benefits coverage afforded to Mr. Tauber and his family after the termination of his employment will be at least as favorable as the most favorable level, type and basis of medical coverage provided to Mr. Tauber and his family at any time during the five years prior to termination. Upon Mr. Tauber’s eligibility for Medicare or a similar program, Mr. Tauber will have the option to enroll in Medicare or such similar program. If Mr. Tauber or any eligible family member elects to enroll in such program, the Company’s obligation under the post-retirement medical benefits coverage agreement will be limited to providing Medicare supplementary coverage and Executive Medical Excess Claims Insurance or a substantially similar policy. The coverage provided by the Company is secondary to any employer’s group medical plan in which Mr. Tauber or an eligible family member participates as an active employee, any employer’s group medical plan in which Mr. Tauber is covered as the spouse or dependent or an active employee, any individual medical benefits coverage under which Mr. Tauber or an eligible family member is covered, or Medicare coverage. If the continuation of medical benefits coverage is subject to taxation under Section 409A(a)(1) of the Internal Revenue Code as a result of the failure of the post-retirement medical benefits coverage agreement to comply with Section 409A, the Company will make a payment to Mr. Tauber equal to all federal, state and local taxes incurred by Mr. Tauber as a result thereof. In addition to the medical benefits coverage, Mr. Tauber will for a period of seven years from the date employment is terminated continue to be eligible for pet care benefits (currently, in the form of an employee discount) on the same terms as provided from time to time by the Company to its executive officers.

Furthermore, the Company’s obligation to provide post-retirement medical benefits coverage to Mr. Tauber will cease if he causes any person or entity controlled by him to induce or attempt to induce (a) any employee of the Company or any of its affiliates to leave the Company or any of its affiliates or (b) any customer, supplier, vendor, licensee, distributor, contractor or other business relation of the Company or any of its affiliates to cease doing business with, or knowingly adversely alter its business relationship with, the Company or any of its affiliates.

SERP Agreement

Mr. Tauber’s SERP agreement, dated as of June 28, 2010, provides that Mr. Tauber became entitled to monthly benefit payments when he reached the age of 66 (i.e., the Benefit Commencement Date). Commencing on the Benefit Commencement Date, Mr. Tauber is entitled to 144 monthly payments in an amount equal to 1/12th of the applicable vested percentage of his Final Salary. However, if before or coincident with his “separation from service” (as defined Section 1.409A-1(h)(1) of the Treasury Regulations) there occurs a Change in Control, an involuntary termination by the Company without cause, a voluntary termination by Mr. Tauber for good reason, or Mr. Tauber’s death or disability, the applicable percentage will be fully vested at 50%. If before the Benefit Commencement Date, there is a Change in Control that qualifies as a “change in control event” within the meaning of Treasury Regulation section 1.409A-3(i)(5) or Mr. Tauber dies or becomes disabled, then the actuarial equivalent of the monthly benefits owing to Mr. Tauber must be paid in a lump sum on the date of such event. In addition, if a Change in Control that is also a “change in control event” occurs after the Benefit Commencement Date, then the SERP agreement terminates and the actuarial equivalent of any remaining monthly benefits owing to Mr. Tauber must be paid in a lump sum on the date of such change in control event. For further discussion regarding Mr. Tauber’s SERP agreement, see “Pension Benefits” starting on page 31 of this Amendment

The following table describes the potential payments to Mr. Neil Tauber upon termination.

Payments & Benefits Upon Termination (1)	Death	Disability	By Officer for Good Reason	By Officer Without Good Reason	By Company Without Cause	By Company for Cause	Change in Control
Accrued & Unpaid Salary (2)	$18,025	$18,025	$18,025	$18,025	$18,025	$18,025	$18,025
Cash Severance (3)	$937,300	$936,468	$1,800,284	—	$1,800,284	—	$1,800,284
Acceleration of Equity Awards (4)	$3,712,043	$3,712,043	$3,712,043	—	$3,712,043	—	$3,712,043
Automobile	—	$105,739	$105,739	—	$105,739	—	$105,739
Group Life and Other Company Insurance Plans (5)	$992	$1,874	$1,874	—	$1,874	—	$1,874
Post-Retirement Medical Benefits (6)	$1,789,151	$2,295,327	$2,295,327	$2,295,327	$2,295,327	$2,295,327	$2,295,327
SERP Agreement	$2,811,900	$2,811,900	$2,811,900	—	$2,811,900	—	$2,811,900

Total	$9,269,411	$9,881,376	$10,745,192	$2,313,352	$10,745,192	$2,313,352	$10,745,192

(1)	Upon the termination of Mr. Tauber’s employment, Mr. Tauber will receive a lump-sum payment consisting of accrued and unpaid salary and accrued and unpaid vacation, and, within 30 days of the date of termination, a lump-sum payment consisting of cash severance and an additional amount to cover the tax consequences associated with “excess parachute payments” under the Internal Revenue Code, if any. On the fifth day following the date on which a Change in Control occurs, Mr. Tauber will receive a lump-sum payment consisting of accrued and unpaid salary, accrued and unpaid vacation paid, cash severance and an additional amount to cover the tax consequences associated with “excess parachute payments” under the Internal Revenue Code, if any. All other payments set forth above, other than those set forth in the “Acceleration of Equity Awards” and “Post-Retirement Medical Benefits” rows, will be paid over a two-year period. For example, during such two-year period, Mr. Tauber will receive an average annual payment of $52,869 towards the cost of an automobile.
(2)	Reflects Mr. Tauber’s accrued and unpaid salary as of December 31, 2016.
(3)	For purposes of calculating the cash severance payable to Mr. Tauber, we used his annual base salary as of December 31, 2016 ($468,650) and the average annual bonus based on the average of the last three annual cash bonuses paid to Mr. Tauber ($431,492).
(4)	As of December 31, 2016, 38,602 restricted stock units held by Mr. Tauber were earned but unvested, and 15,470 restricted stock units held by Mr. Tauber were unearned and unvested. Pursuant to the terms of the applicable award agreements, upon the termination of Mr. Tauber’s employment due to death, disability, by the Company without “cause”, by Mr. Tauber for “good reason”, or upon a Change in Control, all of the unvested equity awards held by Mr. Tauber will accelerate.
(5)	Consists of payment of vision, death, disability and long-term disability insurance premiums for Mr. Tauber.
(6)	Consists of projected future costs of medical and dental insurance premiums to be paid on behalf of Mr. Tauber or his spouse (assuming a life expectancy for his spouse of 29 years as of December 31, 2016), including projected annual costs for (a) executive medical excess claims insurance coverage for the period commencing on January 1, 2017 and ending on December 31, 2026 and (b) Medicare and Medicare supplement premiums for the period commencing on January 1, 2017 and ending on December 31, 2045.

Josh Drake

Severance Agreement

On August 18, 2011, we entered into a severance agreement with Mr. Drake.

If we terminate Mr. Drake’s employment without “cause” or Mr. Drake’s employment with us terminates due to his death or disability, the severance agreement provides that we will pay Mr. Drake (or his estate in the case of termination due to death) a lump-sum payment equal to his accrued and unpaid salary and other compensation and his accrued and unused vacation and sick pay and the amount he would have earned as base salary during the one year period following the date of his termination (reduced by the fixed and determinable amount of any payments to be made to him during that one year period under any long-term disability insurance policy maintained by us for the benefit of Mr. Drake), payable in equal monthly installments. We will also continue to provide specified benefits and perquisites for the one year period following the date of his termination. All stock options and stock appreciation rights granted to Mr. Drake that would have vested during the one year following the date of termination solely as a result of his continued service to the Company, will continue to vest during the course of the one year period immediately following the date of termination and become exercisable in accordance with the terms and conditions applicable to such equity award. All restricted stock and restricted stock units held by Mr. Drake that would have vested during the one year period following the date of termination solely as a result of his continued service to the Company will vest upon the date of termination and, in the case of restricted stock units, will become payable in accordance with the terms and conditions applicable to such equity award.

Upon the occurrence of a Change in Control, if Mr. Drake’s employment is terminated (a) on or before the one year anniversary of the date of occurrence of a Change in Control by us other than for “cause” or as a result of Mr. Drake’s death or disability, or (b) on or after the one year anniversary of the date of occurrence of a Change in Control by Mr. Drake, then all stock options and stock appreciation rights granted to Mr. Drake that would have vested at any time after the date of termination, will immediately vest and become exercisable on the date of termination and remain exercisable for the full term of such award. All restricted stock and restricted stock units granted to Mr. Drake that would have vested at any time after the date of occurrence of a Change in Control solely as a result of his continued service to the Company will vest on the earlier of (a) the date that is one year after the date of occurrence of the Change in Control, provided that Mr. Drake continues to provide services to us or our successor, (b) the date of Mr. Drake’s termination of employment by us or our successor other than for “cause” or as a result of Mr. Drake’s death or disability and (c) the vesting date otherwise provided in the award agreement.

Mr. Drake’s severance agreement contains provisions that restrict him, for a period of one year after the termination of his employment, from (a) soliciting from Antech Diagnostics or any of its subsidiaries or affiliates any employee, key consultant, customer or client, or any person who was an employee, key consultant, customer or client within the last twelve months prior to Mr. Drake’s termination, or (b) being affiliated in any way, directly or indirectly, with a competitor, or becoming a competitor, of Antech Diagnostics in any area in which it operates, including, but not limited to, veterinary diagnostics testing, veterinary telemedicine, veterinary diagnostic and marketing communications for animal hospitals.

For purposes of this section, the termination of Mr. Drake’s employment for “cause” means for (i) a conviction (including any plea of guilty or no contest) of (x) any felony involving the embezzlement, theft or misappropriation of monies or other property, of the Company or otherwise, or (y) any crime of moral turpitude; (ii) gross misconduct in the performance of his duties; (iii) failure of Mr. Drake to follow or comply with our policies and procedures or the written directives of our Board of Directors; or (iv) the repeated failure of Mr. Drake to render full and proper services as required by the terms of his employment.

If we terminate Mr. Drake’s employment for cause, Mr. Drake is entitled by law to receive all accrued, earned and unpaid salary and all accrued and unused vacation and sick pay.

The following table describes the potential payments to Mr. Josh Drake upon termination.

Payments & Benefits Upon Termination (1)	Death	Disability	By Company Without Cause	By Company for Cause	Change in Control
Accrued & Unpaid Salary (2)	$8,121	$8,121	$8,121	$8,121	$8,121
Cash Severance (3)	$421,884	$421,884	$421,884	—	$421,884
Acceleration of Equity Awards (4)	$3,909,000	$3,909,000	$3,909,000	—	$3,909,000
Group Life and Other Company Insurance Plans (5)	$21,685	$22,126	$22,126	—	$22,126

Total	$4,360,690	$4,361,131	$4,361,131	$8,121	$4,361,131

(1)	Upon the termination of Mr. Drake’s employment other than for “cause” or as a result of Mr. Drake’s death or disability, Mr. Drake will receive a lump-sum payment consisting of accrued and unpaid salary and accrued and unpaid vacation, and monthly payments of cash severance over the one year period following such termination.
(2)	Reflects Mr. Drake’s accrued and unpaid salary as of December 31, 2016.
(3)	For purposes of calculating the cash severance payable to Mr. Drake, we used his annual base salary as of December 31, 2016 ($422,300).
(4)	As of December 31, 2016, 41,471 restricted stock units held by Mr. Drake were earned but unvested, and 15,470 restricted stock units held by Mr. Drake were unearned and unvested. Pursuant to the terms of the applicable award agreements, upon the termination of Mr. Drake’s employment due to death, disability, by the Company without “cause”, by Mr. Drake for “good reason”, or upon a Change in Control, all of the unvested equity awards held by Mr. Drake will accelerate.
(5)	Consists of payment of vision, death, disability and long-term disability insurance premiums for Mr. Drake.

DIRECTOR COMPENSATION

The Compensation Committee reviews director compensation on an annual basis. Our non-employee director compensation program for 2016 was as follows:

Annual Retainer

We pay our non-employee directors $10,000 per year, paid quarterly in arrears, $2,000 for each Board of Directors meeting attended in person or committee meeting attended in person which is not held on the same day as a Board of Directors meeting, including reimbursement for out-of-pocket expenses incurred in attending, and $1,000 for each Board of Directors meeting attended telephonically or committee meeting attended telephonically which is not held on the same day as a Board of Directors meeting. We pay the Chairman of our Audit Committee an additional $10,000 per year, paid quarterly in arrears. No employee director receives compensation for his or her service as a member of our Board of Directors.

Annual Grant of Restricted Shares

Upon appointment to the Board of Directors, each non-employee director receives an initial grant of a number of restricted shares of common stock equal to $75,000 divided by the closing price of VCA’s common stock on the grant date. These restricted shares vest in three equal annual installments, in each of the three 12-month periods, each an “annual period,” following the date of grant on that day during such annual period which is the earlier to occur of (a) the day immediately preceding the date of an annual meeting of the Company’s stockholders occurring during such annual period or (b) on the anniversary of the date of grant.

If the date of grant is fewer than 12 months prior to the date of the next annual meeting of stockholders, the number of shares granted is reduced on a pro-rata basis, based upon the number of months until the next annual meeting of stockholders.

In addition, each non-employee director receives an annual automatic grant on the date of the annual meeting of a number of restricted shares equal to $75,000 divided by the closing price of the Company’s common stock on the grant date. These restricted shares vest in three equal annual installments, in each of the three annual periods following the date of grant on that day during such annual period which is the earlier to occur of (a) the day immediately preceding the date of an annual meeting of the Company’s stockholders occurring during such annual period or (b) on the anniversary of the date of grant.

Commencing in 2017, until such time as the Merger has either been consummated or terminated in accordance with its terms, in lieu of the equity grant described above each non-employee director will receive an annual cash payment in the amount of $75,000.

Supplemental Retainer

For the period beginning in November 2016 and ending May 2017, each non-employee director received a monthly retainer of $10,000, as supplemental compensation in connection with the Company’s evaluation and negotiation of a strategic transaction involving a change of control of the Company.

Summary of 2016 Director Compensation

The following table and related footnotes summarize the compensation paid by the Company to each non-employee director for 2016:

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($) (2)	($)	($)	($)	($)	($)
John M. Baumer	$45,000	$75,055	—	—	—	—	$120,055
John B. Chickering, Jr.	$56,000	$75,055	—	—	—	—	$131,055
John A. Heil	$45,000	$75,055	—	—	—	—	$120,055
Frank Reddick	$43,000	$75,055	—	—	—	—	$118,055

(1)	Mr. Robert L. Antin, the Chairman of the Board, Chief Executive Officer and President of the Company, has been omitted from this table since he is an employee director and does not receive any compensation for serving on the Board of Directors. Mr. Antin’s compensation is set forth on the Summary Compensation Table starting on page 26] of this Amendment.

(2)	In accordance with SEC requirements, these amounts reflect the grant date fair value of restricted stock grants in accordance with the provisions of FASB ASC 718.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors consists of John B. Chickering, Jr. and John M. Baumer. None of the members of the Compensation Committee was an officer or employee of the Company at any time during 2016. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee

John M. Baumer
John B. Chickering, Jr.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SUMMARY OF EQUITY COMPENSATION PLAN

The following table sets forth information concerning all equity compensation plans and individual compensation arrangements in effect during the year ended December 31, 2016.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	443,245	$18.05	2,761,369
Equity Compensation Plans Not Approved By Security Holders	—	—	—

Total	443,245	$18.05	2,761,369

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of April 21, 2017, by:

•	each of our directors;

•	each of our Named Executive Officers;

•	all of our directors and Named Executive Officers as a group; and

•	all other stockholders known by us to beneficially own more than 5% of our outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days following the date as of which this information is provided, and not subject to repurchase as of that date, are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Except as indicated in the notes to this table, and except pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Percentage ownership is based on 81,602,152 shares of common stock outstanding on April 21, 2017. Unless otherwise indicated, the address for each of the stockholders listed below is c/o VCA Inc., 12401 West Olympic Boulevard, Los Angeles, California 90064.

	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
BlackRock, Inc. (1)	7,411,403	9.1%
The Vanguard Group (2)	5,899,800	7.2%
Robert L. Antin (3)	2,692,738	3.3%
Arthur J. Antin (4)	349,195	*
Neil Tauber (5)	118,357	*
Tomas W. Fuller (6)	230,056	*
Josh Drake	14,932	*
John M. Baumer (7)	24,924	*
John B. Chickering, Jr. (8)	10,992	*
John A. Heil (9)	32,722	*
Frank Reddick (10)	24,924	*
All directors and executive officers as a group (9 persons) (11)	3,498,840	4.3%

*	Indicates less than one percent.

(1)	Information based on the Schedule 13G/A filed with the SEC on January 27, 2017. According to the Schedule 13G/A, BlackRock, Inc. has sole voting power over 6,793,619 shares and sole dispositive power over 7,411,403 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2)	Information based on the Schedule 13G/A filed with the SEC on February 10, 2017. According to the Schedule 13G/A, The Vanguard Group has sole voting power over 46,404 shares, shared voting power over 9,300 shares, sole dispositive power over 5,848,096 shares and shared dispositive power over 51,704 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(3)	Consists of (a) 2,055,312 shares held for the account of a trust of which Mr. R. Antin is trustee, (b) 404,991 shares held for the account of a limited liability company for which Mr. R. Antin serves as manager and which is owned by trusts established for the benefit of his children, and (c) 232,435 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before June 20, 2017.

(4)	Consists of (a) 303,956 shares held for the account of a trust of which Mr. A. Antin is trustee, and (b) 45,239 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before June 20, 2017.
(5)	Consists of (a) 102,448 shares, and (b) 15,909 shares held for the account of a trust established for the benefit of Mr. Tauber’s child and of which his brother is trustee.
(6)	Shares held for the account of a trust of which Mr. Fuller is trustee.
(7)	Consists of (a) 23,110 shares, and (b) 1,814 shares of restricted stock of the Company subject to future vesting conditions (“restricted stock”).
(8)	Consists of (a) 9,178 shares, and (b) 1,814 shares of restricted stock.
(9)	Consists of (a) 30,908 shares, and (b) 1,814 shares of restricted stock.
(10)	Consists of (a) 23,110 shares, and (b) 1,814 shares of restricted stock.
(11)	Includes (a) 7,256 shares of restricted stock, and (b) 277,674 shares of common stock reserved for issuance upon exercise of stock options that are or will be exercisable on or before June 20, 2017.

CHANGE IN CONTROL

As described in the Original Form 10-K and elsewhere in this Amendment, on January 7, 2017, we entered the Merger Agreement with MMI Holdings, Inc., Venice Merger Sub Inc., and, solely for purposes of Section 9.15 of the Merger Agreement, Mars, Incorporated, pursuant to which, among other things, at the closing of the Merger, we will become a wholly-owned subsidiary of MMI Holdings, Inc.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

NASDAQ rules require listed companies to have a board of directors with at least a majority of independent directors. Except for Robert L. Antin, who serves as our Chairman of the Board, Chief Executive Officer and President, none of the members of our Board of Directors is an employee of VCA. Our Board of Directors has determined that four of our five current directors are independent under the NASDAQ Global Select Market listing standards. We refer to each of these directors as an “independent director.” Our independent directors are: John M. Baumer, John B. Chickering, Jr., John Heil and Frank Reddick. In determining Mr. Reddick’s independence, the Board of Directors considered Mr. Reddick’s position as a partner at Akin Gump Strauss Hauer & Feld LLP, which provides legal services to us. In addition, all of the directors currently serving on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent under the NASDAQ Global Select Market listing standards.

CERTAIN TRANSACTIONS WITH RELATED PERSONS

In accordance with its charter, our Audit Committee is responsible for reviewing and approving all related-party transactions. At least once a year, the Audit Committee reviews a summary of all related-party transactions, including the Company’s transactions with our executive officers and directors and with the firms that employ the directors.

Except as disclosed below, none of our directors, executive officers, stockholders owning more than five percent of our issued shares, or any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during 2016, or which is presently proposed.

We believe, based on our reasonable judgment, but without further investigation, that the terms of each of the following transactions or arrangements between us and our affiliates, officers, directors or stockholders which were parties to the transactions were, on an overall basis, at least as favorable to us as could then have been obtained from unrelated parties.

Legal Services

Frank Reddick, who has been a director since February 2002, is a partner in the law firm of Akin Gump Strauss Hauer & Feld LLP. Akin Gump Strauss Hauer & Feld LLP currently provides, and provided during 2016, legal services to us. In 2016, we paid Akin Gump Strauss Hauer & Feld LLP approximately $2.5 million for legal services.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table sets forth the aggregate fees billed to us by KPMG LLP, our independent registered public accounting firm, for professional services rendered during the years ended December 31, 2016 and 2015.

	2016	2015
Audit fees	$1,845,000	$1,687,000
Tax fees (1)	$66,000	$23,000

Total	$1,911,000	$1,710,000

(1)	Represents fees for consultation on the tax impact of certain transactions in 2016 and 2015.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES

The Audit Committee has established a policy with respect to the pre-approval of audit and permissible non-audit services and fees provided by our independent registered public accounting firm. The Audit Committee’s pre-approval policy requires that all audit and permissible non-audit services and fees be pre-approved by the Audit Committee. Specific pre-approval is not required for permissible non-audit services provided that they:

•	do not, in the aggregate, amount to more than five percent of total revenues paid by the Company to the independent registered public accounting firm in the year in which the services are provided;

•	were not recognized by the Company as non-audit services at the time of the relevant engagement; and

•	are promptly brought to the attention of the Audit Committee and approved by the Audit Committee (or its designated representatives) prior to the completion of the annual audit.

Pursuant to the pre-approval policy, the Audit Committee’s Chairman is delegated the authority to pre-approve audit and non-audit services and fees, provided he reports those approvals at the next meeting of the Audit Committee. The term of any pre-approval granted by the Audit Committee with respect to a given service is twelve months. All fees in excess of pre-approved levels require specific pre-approval by the Audit Committee. All audit and permissible non-audit services provided to us in connection with 2016 were approved by the Audit Committee.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF EXHIBITS

Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of January 7, 2017, by and among VCA Inc., MMI Holdings, Inc., Mars, Incorporated and Venice Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2017.

3.1	Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s annual report on Form 10-K filed March 29, 2002.

3.2	Certificate of Amendment to the Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.3	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed July 16, 2004.

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed June 5, 2014.

3.5	Fourth Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed January 9, 2017.

4.1	Specimen Certificate for shares of common stock of Registrant. Incorporated by reference to Exhibit 4.9 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed November 16, 2001.

10.1	Credit Agreement, dated as of June 29, 2016, by and among the Vicar Operating, Inc., as borrower, VCA Inc., as guarantor, certain subsidiaries of VCA party thereto, as guarantors, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, JPMorgan Chase Bank, N.A., Barclays Bank PLC, and Suntrust Bank as co-syndication agents, and other agents party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 30, 2016.

10.2*	Employment Agreement, dated as of November 27, 2001, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.3*	Employment Agreement, dated as of November 27, 2001, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.4*	Employment Agreement, dated as of November 27, 2001, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.7 to the registration statement of Vicar Operating, Inc., on Form S-4 filed February 1, 2002.

10.5*	Letter Agreement, dated as of March 9, 2004, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.6*	Letter Agreement, dated as of March 9, 2004, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.7*	Letter Agreement, dated as of March 9, 2004, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

10.8*	VCA Inc. 2015 Annual Cash Incentive Plan. Incorporated by reference to Appendix A to the Registrant’s proxy statement on Schedule 14A filed on March 6, 2015.

10.9*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.15 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

Number	Exhibit Description

10.10*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.16 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

10.11*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.17 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

10.12*	Post-Retirement Medical Benefits Coverage Agreement dated as of December 27, 2007, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 29, 2008.

10.13*	Letter Agreement, dated as of April 15, 2008, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed April 28, 2008.

10.14*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.18 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.15*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.19 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.16*	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2009, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.17*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.18*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.19*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.20*	Supplemental Executive Retirement Program Agreement, effective as of June 28, 2010, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.21*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.22*	Consulting Agreement, effective as of June 28, 2010, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.6 to the Registrant’s current report on Form 8-K dated July 7, 2010.

10.23*	Letter Agreement, dated as of August 18, 2011, by and between VCA Inc. and Josh Drake. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed August 22, 2011.

10.24*	Summary of Executive Officer Compensation. +

10.25*	Summary of Board of Directors Compensation.

10.26*	VCA Inc. 2006 Equity Incentive Plan, as amended on May 22, 2006. Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

10.27*	VCA Inc. 2007 Annual Cash Incentive Plan. Incorporated by reference to Annex A to the Registrant’s proxy statement on Schedule 14A filed on April 27, 2007.

10.28	Stock Option Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

Number	Exhibit Description

10.29	Restricted Stock Award Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on December 15, 2006.

10.30	Restricted Stock Unit Agreement for VCA Inc. 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.29 to the Registrant’s annual report on Form 10-K filed February 26, 2010.

10.31	VCA Inc. 2015 Equity Incentive Plan, effective March 1, 2015. Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.

10.32	Stock Option Agreement for VCA Inc. 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.

10.33	Restricted Stock Award Agreement for VCA Inc. 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.

10.34	Restricted Stock Unit Agreement for VCA Inc. 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-8 filed on May 8, 2015.

10.35	Corporate Headquarters Lease, dated as of January 1, 1999, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s registration statement on Form S-1 filed October 15, 2001.

10.36	First Amendment to Standard Industrial/Commercial Single-Tenant Lease - Net, dated as of March 11, 1999, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Duntz, Harvey Rosenberg and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.33 to the Registrant’s annual report on Form 10-K filed February 28, 2014.

10.37	Second Amendment to Lease, dated as of January 16, 2013, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed May 10, 2013.

10.38	Third Amendment to Lease, dated as of December 23, 2014, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.35 to the Registrant’s annual report on Form 10-K filed February 28, 2014.

10.39	Fourth Amendment to Lease, dated as of February 22, 2016, by and between VCA Inc. and Werner Wolfen, Michael Dunitz, Nancy Bruch, Dorothy A. Dunitz and Judy Rosenberg (Landlords). Incorporated by reference to Exhibit 10.38 to the Registrant’s annual report on Form 10-K filed February 26, 2016.

10.40	Corporate Headquarters Lease, dated as of June 9, 2004, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.21 to the Registrant’s annual report on Form 10-K filed March 14, 2006.

10.41	Corporate Headquarters Lease, dated as of February 28, 2015, by and between VCA Inc. and Martin Shephard, Trustee of the Shephard Family Trust of 1998 (Lessor). Incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q filed on May 8, 2015.

10.42	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed January 9, 2017.

10.43*	Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Robert L. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

10.44*	Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Arthur J. Antin. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

Number	Exhibit Description

10.45*	Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Neil Tauber. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

10.46*	Amendment No. 1 to Post-Retirement Medical Benefits Coverage Agreement, dated as of January 31, 2017, by and between VCA Inc. and Tomas W. Fuller. Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed February 6, 2017.

14.1	Code of Conduct and Business Ethics of the Registrant. Incorporated by reference to Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed March 12, 2004.

21.1	Subsidiaries of Registrant. +

23.1	Consent of Independent Registered Public Accounting Firm. +

24.1	Power of Attorney. + (included in the signature page of the Original Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+

101.DEF	XBRL Taxonomy Definition Linkbase+

101.LAB	XBRL Taxonomy Extension Label Linkbase+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*	Management contract or compensatory plan or arrangement.
+	Filed with the Original Form 10-K on February 28, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2017.

VCA Inc.

By:	/s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer,
Vice President and Secretary

APPENDIX A – RECONCILIATION OF NON-GAAP FINANCIAL INFORMATION

(Unaudited – In thousands, except per share amounts)

Table #1 – Reconciliation of Adjusted EBITDA

	Adjusted EBITDA
	2016	2015	2014
Net Income	$209,196	$211,050	$135,438
Interest Expense	32,901	21,208	17,951
Provisions for Taxes Based on Income	135,780	135,543	86,878
Total Depreciation & Amortization Expense	102,942	81,689	79,427
Non-Cash Stock Based Compensation	18,762	16,264	17,200
Debt Retirement Costs	1,600	—	1,709
Non-Cash Items:
Goodwill & Long-Lived Asset Impairment	—	—	27,019
Net (Gain)/Loss on Sale of Assets	1,006	839	(1,152)
Integration costs	2,294	107	—
(Gain) on sale of business	—	(43,306)	—
Extraordinary expense	1,968	—	—
Other Non-Cash Income/Expense	(448)	(132)	(172)

Adjusted EBITDA	$506,001	$423,262	$364,298

Table #2 – Reconciliation of Adjusted Net Income

	2016	2015	2014
Net Income	$209,196	$211,050	$135,438
Goodwill & Long-Lived Asset Impairment, net of tax	—	—	17,041
Costs related to the Mars Plan of Merger, net of tax	464
Costs related to CAPNA acquisition, net of tax	843
Debt Retirement Costs, net of tax	974	—	1,040
Business Interruption Insurance Gain, net of tax	—	(2,752)	—
Gain on sale of business, net of tax	—	(26,356)	—
Adjustments to Long-Term liabilities, net of tax	2,040	—	—
Discrete tax items, net of tax	1,045	—	—
Intangible asset amortization associated with acquisitions, net of tax	21,703	14,239	12,804

Adjusted Net Income	$236,265	$196,180	$166,323

Table #3 – Reconciliation of Adjusted Earnings Per Share

	Adjusted Diluted Earnings Per Share
	2016	2015	2014
Diluted Earnings Per Share	$2.56	$2.56	$1.54
Goodwill & Long-Lived Asset Impairment, net of tax	—	—	0.19
Costs related to the Mars Plan of Merger, net of tax	0.01	—	—
Costs related to CAPNA acquisition, net of tax	0.01	—	—
Debt Retirement Costs, net of tax	0.01	—	0.01
Business Interruption Insurance Gain, net of tax	—	(0.03)	—
Gain on sale of business, net of tax	—	(0.32)	—
Adjustments to Long-Term liabilities, net of tax	0.02	—	—
Discrete tax items, net of tax	0.01	—	—

Intangible asset amortization associated with acquisitions, net of tax	0.27	0.17	0.15

Adjusted Diluted Earnings Per Share	$2.89	$2.38	$1.89