Form 10-Q
period 2017-03-31
VCA INC
filed 2017-05-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 81,138,143 shares as of November 1, 2016.

VCA Inc. and Subsidiaries
Form 10-Q
September 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$72,914	$98,888
Trade accounts receivable, less allowance for uncollectible accounts of $22,569 and $21,775 at September 30, 2016 and December 31, 2015, respectively	82,166	76,634
Inventory	60,811	51,523
Prepaid expenses and other	33,905	30,521
Prepaid income taxes	—	24,598
Total current assets	249,796	282,164
Property and equipment, net	582,840	507,753
Goodwill	2,063,494	1,517,650
Other intangible assets, net	209,095	97,377
Notes receivable	2,142	2,194
Other	101,695	93,994
Total assets	$3,209,062	$2,501,132
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$32,512	$33,623
Accounts payable	54,150	52,337
Accrued payroll and related liabilities	70,213	75,519
Income tax payable	8,359	—
Other accrued liabilities	85,607	70,828
Total current liabilities	250,841	232,307
Long-term debt, net	1,246,122	832,718
Deferred income taxes, net	127,104	131,478
Other liabilities	39,509	36,084
Total liabilities	1,663,576	1,232,587
Commitments and contingencies
Redeemable noncontrolling interests	12,079	11,511
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 81,075 and 80,764 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	81	81
Additional paid-in capital	32,958	19,708
Retained earnings	1,443,715	1,275,207
Accumulated other comprehensive loss	(41,028)	(50,034)
Total VCA Inc. stockholders’ equity	1,435,726	1,244,962
Noncontrolling interests	97,681	12,072
Total equity	1,533,407	1,257,034
Total liabilities and equity	$3,209,062	$2,501,132

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$656,854	$551,717	$1,873,782	$1,599,955
Direct costs	500,277	414,051	1,416,477	1,207,580
Gross profit	156,577	137,666	457,305	392,375
Selling, general and administrative expense	49,343	44,860	147,661	133,743
Business interruption insurance gain	—	(4,523)	—	(4,523)
Net loss (gain) on sale or disposal of assets	236	250	528	(234)
Operating income	106,998	97,079	309,116	263,389
Interest expense, net	9,300	5,455	24,262	15,396
Debt retirement costs	—	—	1,600	—
Other (income) expense	(121)	59	(985)	88
Income before provision for income taxes	97,819	91,565	284,239	247,905
Provision for income taxes	37,040	35,097	109,312	95,961
Net income	60,779	56,468	174,927	151,944
Net income attributable to noncontrolling interests	2,548	1,614	6,419	4,490
Net income attributable to VCA Inc.	$58,231	$54,854	$168,508	$147,454
Basic earnings per share	$0.72	$0.68	$2.08	$1.80
Diluted earnings per share	$0.71	$0.67	$2.06	$1.78
Weighted-average shares outstanding for basic earnings per share	80,924	80,815	80,845	81,700
Weighted-average shares outstanding for diluted earnings per share	81,812	81,795	81,695	82,744

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (1)	$60,779	$56,468	$174,927	$151,944
Other comprehensive income:
Foreign currency translation adjustments	(3,389)	(14,005)	9,241	(25,274)
Other comprehensive (loss) income	(3,389)	(14,005)	9,241	(25,274)
Total comprehensive income	57,390	42,463	184,168	126,670
Comprehensive income attributable to noncontrolling interests (1)	2,360	1,187	6,654	3,728
Comprehensive income attributable to VCA Inc.	$55,030	$41,276	$177,514	$122,942
____________________________

(1)
Includes approximately $3.1 million and $2.5 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2014	82,937	$83	$155,802	$1,064,158	$(19,397)	$10,975	$1,211,621
Net income (excludes $1,392 and $1,088 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	147,454	—	2,010	149,464
Other comprehensive loss (excludes $338 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	(24,512)	(424)	(24,936)
Formation of noncontrolling interests	—	—	—	—	—	2,661	2,661
Distributions to noncontrolling interests	—	—	—	—	—	(1,784)	(1,784)
Purchase of noncontrolling interests	—	—	(217)	—	—	(473)	(690)
Share-based compensation	—	—	12,086	—	—	—	12,086
Issuance of common stock under stock incentive plans	633	1	1,570	—	—	—	1,571
Stock repurchases	(3,003)	(3)	(161,114)	—	—	—	(161,117)
Excess tax benefit from share-based compensation	—	—	8,008	—	—	—	8,008
Balances, September 30, 2015	80,567	$81	$16,135	$1,211,612	$(43,909)	$12,965	$1,196,884

Balances, December 31, 2015	80,764	$81	$19,708	$1,275,207	$(50,034)	$12,072	$1,257,034
Net income (excludes $1,852 and $1,220 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	168,508	—	3,347	171,855
Other comprehensive income (excludes $117 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	9,006	118	9,124
Formation of noncontrolling interests	—	—	—	—	—	86,951	86,951
Distributions to noncontrolling interests	—	—	—	—	—	(2,667)	(2,667)
Purchase of noncontrolling interests	—	—	(2,075)	—	—	(2,066)	(4,141)
Share-based compensation	—	—	13,669	—	—	—	13,669
Issuance of common stock under stock incentive plans	458	—	3,949	—	—	—	3,949
Stock repurchases	(147)	—	(9,887)	—	—	—	(9,887)
Excess tax benefit from share-based compensation	—	—	7,588	—	—	—	7,588
Other	—	—	6	—	—	(74)	(68)
Balances, September 30, 2016	81,075	$81	$32,958	$1,443,715	$(41,028)	$97,681	$1,533,407

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$174,927	$151,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,072	60,634
Amortization of debt issue costs	1,247	1,306
Provision for uncollectible accounts	4,949	6,723
Debt retirement costs	1,600	—
Net loss (gain) on sale or disposal of assets	528	(234)
Share-based compensation	13,669	12,086
Excess tax benefits from share-based compensation	(7,588)	(8,008)
Other	7,668	(431)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,033)	(20,568)
Inventory, prepaid expenses and other assets	(11,684)	(931)
Accounts payable and other accrued liabilities	11,142	(2,451)
Accrued payroll and related liabilities	(7,783)	18,892
Income taxes	36,168	28,054
Net cash provided by operating activities	290,882	247,016
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(599,655)	(119,336)
Property and equipment additions	(90,546)	(61,470)
Proceeds from sale or disposal of assets	1,699	6,469
Other	(7,634)	(434)
Net cash used in investing activities	(696,136)	(174,771)
Cash flows from financing activities:
Repayment of long-term obligations	(1,263,394)	(20,174)
Proceeds from issuance of long-term obligations	1,255,000	—
Proceeds from revolving credit facility	465,000	97,000
Repayment of revolving credit facility	(65,000)	—
Payment of financing costs	(3,817)	—
Distributions to noncontrolling interests	(4,752)	(3,810)
Purchase of noncontrolling interests	(4,239)	(1,493)
Proceeds from issuance of common stock under stock incentive plans	3,949	1,571
Excess tax benefits from share-based compensation	7,588	8,008
Stock repurchases	(9,887)	(161,117)
Other	(1,310)	2,210
Net cash provided by (used in) financing activities	379,138	(77,805)
Effect of currency exchange rate changes on cash and cash equivalents	142	(831)
Decrease in cash and cash equivalents	(25,974)	(6,391)
Cash and cash equivalents at beginning of period	98,888	81,383
Cash and cash equivalents at end of period	$72,914	$74,992

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Continued) (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid	$17,847	$13,674
Income taxes paid	$68,748	$67,814

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
September 30, 2016
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals ("Animal Hospital"), veterinary diagnostic laboratories ("Laboratory"), veterinary medical technology ("Medical Technology"), and Camp Bow Wow Franchising, Inc. (f/k/a D.O.G. Enterprises, LLC ("Camp Bow Wow"). Our operating segments are aggregated into two reportable segments: Animal Hospital and Laboratory. Our Medical Technology and Camp Bow Wow operating segments are combined in our All Other category. See Note 10, Lines of Business within these notes to unaudited condensed, consolidated financial statements.
Our Animal Hospitals offer a full range of general medical and surgical services for companion animals. Our Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At September 30, 2016, we operated or managed 776 animal hospitals throughout 43 states and five Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2016, we operated 60 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of September 30, 2016, there were 128 Camp Bow Wow franchise locations operating in 34 states and one Canadian province.
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
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

2.	Basis of Presentation, continued

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the nine months ended September 30, 2016 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2015
Goodwill	$1,402,106	$101,269	$144,332	$1,647,707
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	1,402,106	101,269	14,275	1,517,650
Goodwill acquired	536,060	—	941	537,001
Foreign translation adjustment	6,657	24	—	6,681
Other (1)	2,162	—	—	2,162
Balance as of September 30, 2016
Goodwill	1,946,985	101,293	145,273	2,193,551
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$1,946,985	$101,293	$15,216	$2,063,494
 ____________________________

(1)	"Other" consists primarily of measurement period adjustments.

Other Intangible Assets
Our acquisition related amortizable intangible assets at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$214,050	$(61,153)	$152,897	$116,082	$(48,821)	$67,261
Covenants not-to-compete	22,613	(6,997)	15,616	12,435	(4,779)	7,656
Favorable lease assets	9,457	(5,751)	3,706	9,441	(5,440)	4,001
Technology	1,377	(748)	629	1,377	(589)	788
Trademarks	29,525	(6,604)	22,921	10,551	(4,086)	6,465
Franchise rights	11,730	(2,444)	9,286	11,730	(1,564)	10,166
Total	$288,752	$(83,697)	$205,055	$161,616	$(65,279)	$96,337

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued

The following table summarizes our aggregate amortization expense related to acquisition related intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Aggregate amortization expense	$10,682	$5,811	$26,709	$17,195
The estimated amortization expense related to acquisition related intangible assets for the remainder of 2016 and each of the succeeding years thereafter, as of September 30, 2016, is as follows (in thousands):

Finite-lived intangible assets:
Remainder of 2016	$11,109
2017	40,011
2018	36,554
2019	33,544
2020	28,711
Thereafter	55,126
Total	$205,055
Indefinite-lived intangible assets:
Trademarks	4,040
Total intangible assets	$209,095

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015
Animal Hospitals:
Acquisitions	105	42
Acquisitions, merged	(3)	(4)
Sold, closed or merged	(8)	(7)
Net increase	94	31

Laboratories:
Acquisitions	—	1
Acquisitions, merged	—	(1)
Net increase	—	—

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

4.	Acquisitions, continued

Animal Hospital and Laboratory Acquisitions
The purchase price allocations for some of the 2016 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration for our independent animal hospitals and labs acquired during the nine months ended September 30, 2016 and 2015, respectively, (in thousands):

	Nine Months Ended September 30,
	2016	2015
Consideration:
Cash	$247,733	$116,428
Cash acquired	(876)	(67)
Cash, net of cash acquired	$246,857	$116,361
Assumed debt	2,860	12,402
Holdbacks	6,972	4,497
Earn-outs	4,155	476
Fair value of total consideration transferred	$260,844	$133,736

Allocation of the Purchase Price:
Tangible assets	$24,761	$10,060
Identifiable intangible assets (1)	32,016	34,130
Goodwill (2)	205,394	93,645
Other liabilities assumed	(376)	(1,424)
Fair value of assets acquired and liabilities assumed	$261,795	$136,411
Noncontrolling interest	(951)	(2,675)
Total	$260,844	$133,736
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants is approximately five years, six years and five years, respectively.

(2)	We expect that $199.1 million and $73.5 million of the goodwill recorded for these acquisitions, as of September 30, 2016 and 2015, respectively, will be fully deductible for income tax purposes.

Included in the table above is Antech Diagnostics, Inc.'s March 31, 2015 acquisition of Abaxis Veterinary Reference Laboratory ("AVRL") for total consideration of $21.0 million.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

4.	Acquisitions, continued

CAPNA Acquisition
On May 1, 2016, we acquired an 80% ownership interest in CAPNA for a purchase price of $350.4 million. CAPNA, founded in 2010, and at the time of its acquisition, operated a network of 56 free standing animal hospitals in 18 states.

The following table summarizes the purchase price and the preliminary allocation of the purchase price (in thousands):

Consideration:
Cash	$352,829
Cash acquired	(3,405)
Cash, net of cash acquired	$349,424
Holdbacks	1,000
Fair value of total consideration transferred	$350,424

Allocation of the Purchase Price:
Tangible assets	$21,118
Identifiable intangible assets (1)	102,300
Goodwill (2)	330,668
Other liabilities assumed	(17,662)
Fair value of assets acquired and liabilities assumed	$436,424
Noncontrolling interest	(86,000)
Total	$350,424
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

(2)	As of September 30, 2016, we expect that $265.8 million of goodwill recorded for this acquisition will be deductible for income tax purposes.

The purchase price allocation for CAPNA is preliminary and is pending the valuation of certain items including, but not limited to, capital leases, operating leases, deferred income taxes and the noncontrolling interest. The final valuation of the net assets acquired, liabilities assumed and noncontrolling interest is expected to be completed as soon as practicable, but no later than one year from the date of acquisition. During the three months ended September 30, 2016, significant measurement period adjustments included the finalization of the valuation of intangible assets, the recording of the preliminary deferred income tax adjustment, as well as the true-up of the noncontrolling interest.

Pro Forma Information
The following pro forma financial information for the three and nine months ended September 30, 2016 and 2015 presents (i) the actual results of operations of our 2016 acquisitions and (ii) the combined results of operations for our company and our 2016 acquisitions as if those acquisitions had been completed on July 1, 2015 and January 1, 2015, the first day of the comparable prior reporting periods, respectively. The pro forma financial information considers principally (i) our company’s financial results, (ii) the historical financial results of our acquisitions, and (iii) select pro forma adjustments to the historical

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

4. Acquisitions, continued

financial results of our acquisitions. Such pro forma adjustments represent principally estimates of (i) the impact of the hypothetical amortization of acquired intangible assets, (ii) the recognition of fair value adjustments relating to tangible assets,
(iii) adjustments reflecting the new capital structure, including additional financing or repayments of debt as part of the acquisitions and (iv) the tax effects of the acquisitions and related adjustments as if those acquisitions had been completed on July 1, 2015 and January 1, 2015. The pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition at the beginning of the comparable prior reporting periods.

In addition, the pro forma financial information does not attempt to project the future results of operations of our company:

	Revenue	Net Income
(In thousands):
Results of acquired businesses included in our three months ended
September 30, 2016 actuals	$64,517	$4,661
2016 supplemental pro forma from July 1, 2016 to September 30, 2016 (1)	$662,840	$58,922
2015 supplemental pro forma from July 1, 2015 to September 30, 2015 (1)	$623,568	$59,070

Results of acquired businesses included in our nine months ended
September 30, 2016 actuals	$128,710	$9,523
2016 supplemental pro forma from January 1, 2016 to September 30, 2016 (2)	$1,947,799	$172,866
2015 supplemental pro forma from January 1, 2015 to September 30, 2015 (2)	$1,844,007	$154,880
____________________________

(1)
2016 supplemental pro forma net income attributable to VCA was adjusted to exclude $0.1 million of acquisition-related costs incurred during the three months ended September 30, 2016. 2015 supplemental pro forma net income attributable to VCA was adjusted to include these charges.

(2)
2016 supplemental pro forma net income attributable to VCA was adjusted to exclude $1.3 million of acquisition-related costs incurred during the nine months ended September 30, 2016. 2015 supplemental pro forma net income attributable to VCA was adjusted to include these charges.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Deferred revenue	$18,647	$14,647
Holdbacks and earn-outs	14,042	9,959
Accrued workers' compensation	7,329	3,212
Accrued other insurance	5,988	5,013
Accrued health insurance	5,702	4,952
Deferred rent	5,469	4,791
Miscellaneous accrued taxes (1)	4,867	3,317
Accrued accounting and legal fees	3,143	2,697
Customer deposits	2,393	2,971
Accrued lease payments	2,111	1,536
Other	15,916	17,733
	$85,607	$70,828
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

6.	Long-Term Obligations, continued

Long-term obligations consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

		September 30, 2016	December 31, 2015
Senior term notes	Principal amount	$874,500	$585,000
	Less unamortized debt issuance costs	(2,781)	(2,408)
	Senior term notes less unamortized debt issuance costs, secured by assets, variable interest rate (2.27% and 1.92% at September 30, 2016 and December 31, 2015, respectively) (1)	$871,719	$582,592
Revolving credit	Principal amount	$340,000	$232,000
	Less unamortized debt issuance costs	(4,321)	(3,725)
	Revolving line of credit less unamortized debt issuance costs, secured by assets, variable interest rate (2.31% and 1.92% at September 30, 2016 and December 31, 2015, respectively) (1)	$335,679	$228,275
Secured seller note	Notes payable matures in 2016, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Total debt obligations	1,207,628	811,097
	Capital lease obligations and other debt	71,006	55,244
		1,278,634	866,341
	Less — current portion	(32,512)	(33,623)
		$1,246,122	$832,718
____________________________

(1)
Notes payable and the revolving line of credit at September 30, 2016 mature in 2021 under the New Senior Credit Facility. Notes payable and the revolving line of credit at December 31, 2015 were due to mature in 2019 under the previous senior credit facility dated August 27, 2014.

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
September 30, 2016
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

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time and is applied to the unused portion of the commitment. The revolving credit facility matures on June 29, 2021. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At September 30, 2016, we had borrowings of $340.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for our senior credit facility (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Senior term notes	$5,500	$33,000	$44,000	$55,000	$77,000	$660,000
Revolving loans	—	—	—	—	—	340,000
	$5,500	$33,000	$44,000	$55,000	$77,000	$1,000,000

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

Debt Covenants. The New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the New Senior Credit Facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At September 30, 2016, we had a interest coverage ratio of 16.88 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.58 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00.

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

7.	Fair Value, continued

•	Level 1. Observable inputs such as quoted prices in active markets;

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

Non-Recurring Financial Measurements

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. During the quarter ended September 30, 2016, there were no changes to our non-recurring fair value measurements.

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

Long-Term Debt.    The fair value of debt at September 30, 2016 and December 31, 2015 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of September 30,		As of December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$1,214,500	$1,214,500	$817,000	$817,000

8.	Share-Based Compensation

Stock Option Activity
There were no stock options granted during the nine months ended September 30, 2016. The aggregate intrinsic value of our stock options exercised during the three and nine months ended September 30, 2016 was $8.0 million and $11.2 million, respectively, and the actual tax benefit realized on options exercised during these periods was $3.1 million and $4.4 million, respectively.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

8.	Share-Based Compensation, continued
As of September 30, 2016 we have fully recognized compensation cost for our outstanding options.
The compensation cost charged against income, for stock options for the three months ended September 30, 2016 and 2015, was $100,000 and $376,000, respectively. The corresponding income tax benefit recognized was $39,000 and $147,000, for the three months ended September 30, 2016 and 2015, respectively.
The compensation cost charged against income, for stock options for the nine months ended September 30, 2016 and 2015, was $415,000 and $1.1 million, respectively. The corresponding income tax benefit recognized was $162,000 and $436,000, for the nine months ended September 30, 2016 and 2015, respectively.
Nonvested Stock Activity
During the nine months ended September 30, 2016, we granted 122,733 shares of nonvested common stock to our directors and our non-executive employees. In April 2016 we granted 4,992 of these shares to our directors. Assuming continued service through each vesting date, the awards granted to our directors will vest in three equal annual installments beginning April 2017 to April 2019. In September 2016, we granted 117,741 shares to our non-executive employees. Assuming continued service through each vesting date, the awards granted to our non-executive employees will vest in four equal annual installments beginning September 2017 to September 2020.
Total compensation cost charged against income related to nonvested stock awards was $1.5 million and $1.2 million, for three months ended September 30, 2016 and 2015, respectively. The corresponding income tax benefit recognized in the income statement was $577,000 and $454,000, for the three months ended September 30, 2016 and 2015, respectively.
Total compensation cost charged against income related to nonvested stock awards was $4.6 million and $4.2 million, for the nine months ended September 30, 2016 and 2015, respectively. The corresponding income tax benefit recognized in the income statement was $1.8 million and $1.6 million, for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, there was $19.2 million of unrecognized compensation cost related to these nonvested shares, which will be recognized over a weighted-average period of 3.1 years. A summary of our nonvested stock activity for the nine months ended September 30, 2016 is as follows (in thousands, except per share amounts):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2015	417	$38.28
Granted	123	$68.49
Vested	(18)	$27.58
Forfeited/Canceled	(5)	$39.05
Outstanding at September 30, 2016	517	$45.83

Restricted Stock Unit Activity
During the nine months ended September 30, 2016, we granted 228,202 performance based restricted stock units ("RSUs") to our executive and non executive officers representing the right to receive one share of common stock. These RSUs will be earned upon the achievement of applicable performance criteria during the performance periods, from fiscal period 2016 to 2019, as set forth in the 2016 equity performance award agreements. Assuming achievement of the required performance conditions and continued service through each vesting date, these awards will further vest in four equal annual installments on the later to occur of the certification of the applicable results or the annual anniversary of the grant date.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

8.	Share-Based Compensation, continued
Total compensation cost charged against income related to RSU awards was $3.0 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively. The corresponding income tax benefit recognized in the income statement was $1.2 million and $892,000, for the three months ended September 30, 2016 and 2015, respectively.
Total compensation cost charged against income related to RSU awards was $8.6 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively. The corresponding income tax benefit recognized in the income statement was $3.4 million and $2.7 million, for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, there was $20.2 million of unrecognized compensation cost related to these RSUs, which will be recognized over a weighted-average period of 3.5 years. A summary of our restricted stock unit activity for the nine months ended September 30, 2016 is as follows (in thousands, except per share amounts):

	Shares	Grant Date Weighted- Average Fair Value Per Share
Outstanding at December 31, 2015	747	$37.91
Granted	228	$56.01
Paid Out	(216)	$25.81
Forfeited/Canceled	(1)	$21.04
Outstanding at September 30, 2016	758	$46.82

9.	Calculation of Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income attributable to VCA Inc. by the weighted- average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to VCA Inc.	$58,231	$54,854	$168,508	$147,454
Weighted-average common shares outstanding:
Basic	80,924	80,815	80,845	81,700
Effect of dilutive potential common shares:
Stock options	270	338	287	338
Non-vested shares and units	618	642	563	706
Diluted	81,812	81,795	81,695	82,744
Basic earnings per common share	$0.72	$0.68	$2.08	$1.80
Diluted earnings per common share	$0.71	$0.67	$2.06	$1.78

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

9.	Calculation of Earnings per Share, continued
For the three months ended September 30, 2016, there were 10,256 potential common shares excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. There were no potential common shares excluded from the computation of diluted earnings per share for the three months ended September 30, 2015.
For the nine months ended September 30, 2016, there were 18,739 potential common shares excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the nine months ended September 30, 2015, there were 24,735 potential common shares excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

10.	Lines of Business

Our Animal Hospital and Laboratory business segments are each considered reportable segments in accordance with the FASB's guidance related to Segment Reporting. Our Animal Hospital segment provides veterinary services for companion animals and sells related retail and pharmaceutical products. Our Laboratory segment provides diagnostic laboratory testing services for veterinarians, both associated with our animal hospitals and those independent of us. Our other operating segments included in the “All Other” category in the following tables are our Medical Technology business, which sells digital radiography and ultrasound imaging equipment, related computer hardware, software and ancillary services to the veterinary market, and our Camp Bow Wow business, which primarily franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities. These operating segments do not meet the quantitative requirements for reportable segments. Our operating segments are strategic business units that have different services, products and/or functions. The segments are managed separately because each is a distinct and different business venture with unique challenges, risks and rewards. We also operate a corporate office that provides general and administrative support services for each of our segments.
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

10.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended September 30, 2016
External revenue	$553,378	$84,970	$17,450	$—	$1,056	$656,854
Intercompany revenue	—	20,170	5,537	—	(25,707)	—
Total revenue	553,378	105,140	22,987	—	(24,651)	656,854
Direct costs	459,242	50,934	14,066	—	(23,965)	500,277
Gross profit	94,136	54,206	8,921	—	(686)	156,577
Selling, general and administrative expense	15,541	9,728	6,064	18,010	—	49,343
Operating income (loss) before sale or disposal of assets	78,595	44,478	2,857	(18,010)	(686)	107,234
Net loss (gain) on sale or disposal of assets	304	1	1	(70)	—	236
Operating income (loss)	$78,291	$44,477	$2,856	$(17,940)	$(686)	$106,998
Depreciation and amortization	$23,363	$2,826	$848	$679	$(622)	$27,094
Property and equipment additions	$24,917	$4,953	$383	$2,794	$(1,315)	$31,732
Three Months Ended September 30, 2015
External revenue	$441,924	$84,129	$24,544	$—	$1,120	$551,717
Intercompany revenue	—	16,180	6,294	—	(22,474)	—
Total revenue	441,924	100,309	30,838	—	(21,354)	551,717
Direct costs	366,983	48,901	19,077	—	(20,910)	414,051
Gross profit	74,941	51,408	11,761	—	(444)	137,666
Selling, general and administrative expense	10,677	9,542	7,660	16,981	—	44,860
Operating income (loss) before charges	64,264	41,866	4,101	(16,981)	(444)	92,806
Business interruption insurance gain	—	—	(4,523)	—	—	(4,523)
Net loss on sale or disposal of assets	175	—	72	3	—	250
Operating income (loss)	$64,089	$41,866	$8,552	$(16,984)	$(444)	$97,079
Depreciation and amortization	$16,520	$2,731	$1,181	$588	$(549)	$20,471
Property and equipment additions	$19,429	$5,735	$127	$2,773	$(1,115)	$26,949

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

10.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Nine Months Ended September 30, 2016
External revenue	$1,552,377	$267,475	$50,560	$—	$3,370	$1,873,782
Intercompany revenue	—	56,452	15,237	—	(71,689)	—
Total revenue	1,552,377	323,927	65,797	—	(68,319)	1,873,782
Direct costs	1,290,145	152,458	41,049	—	(67,175)	1,416,477
Gross profit	262,232	171,469	24,748	—	(1,144)	457,305
Selling, general and administrative expense	41,903	29,726	17,385	58,647	—	147,661
Operating income (loss) before sale or disposal of assets	220,329	141,743	7,363	(58,647)	(1,144)	309,644
Net loss (gain) on sale or disposal of assets	747	(34)	4	(189)	—	528
Operating income (loss)	$219,582	$141,777	$7,359	$(58,458)	$(1,144)	$309,116
Depreciation and amortization	$62,811	$8,446	$2,635	$1,985	$(1,805)	$74,072
Property and equipment additions	$68,947	$14,355	$2,475	$7,981	$(3,212)	$90,546
Nine Months Ended September 30, 2015
External revenue	$1,270,326	$252,645	$73,895	$—	$3,089	$1,599,955
Intercompany revenue	—	47,858	19,839	—	(67,697)	—
Total revenue	1,270,326	300,503	93,734	—	(64,608)	1,599,955
Direct costs	1,066,516	144,410	59,160	—	(62,506)	1,207,580
Gross profit	203,810	156,093	34,574	—	(2,102)	392,375
Selling, general and administrative expense	32,351	27,894	24,088	49,410	—	133,743
Operating income (loss) before charges	171,459	128,199	10,486	(49,410)	(2,102)	258,632
Business interruption insurance gain	—	—	(4,523)	—	—	(4,523)
Net (gain) loss on sale or disposal of assets	(445)	41	92	78	—	(234)
Operating income (loss)	$171,904	$128,158	$14,917	$(49,488)	$(2,102)	$263,389
Depreciation and amortization	$49,032	$7,940	$3,509	$1,755	$(1,602)	$60,634
Property and equipment additions	$45,506	$11,813	$1,427	$5,349	$(2,625)	$61,470

At September 30, 2016
Total assets	$2,961,074	$329,694	$70,923	$1,349,186	$(1,501,815)	$3,209,062
At December 31, 2015
Total assets	$2,186,959	$306,296	$73,491	$471,112	$(536,726)	$2,501,132

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

11.	Commitments and Contingencies

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
In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements taken as a whole. We recorded $6.6 million and $3.5 million in earn-out liabilities as of September 30, 2016 and December 31, 2015, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

b.	Legal Proceedings

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of eight claims of the complaint, including the claims for failure to pay regular and overtime wages. On January 9, 2014, Plaintiff Duran moved to certify a meal period premium class, a rest period premium class and a class under California’s Business and Professions Code §§17200 et seq., On June 24, 2015, the Court denied Plaintiff’s Motion. Plaintiff is now pursuing his representative claims under the seventh cause of action (Private Attorneys General Act or PAGA). We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonable possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

11.	Commitments and Contingencies, continued
Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit sought damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties agreed to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of June 30, 2016, we have accrued the remaining fifty percent. The settlement is not an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions agreed to the settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015 and issued an order granting final approval of the settlement on March 25, 2016. On April 11, 2016, the Court entered the Judgment approving the settlement and the judgment went into effect on June 1, 2016. The final settlement amount was approximately $900,000, half of which was paid by DSA pursuant to our agreement. Payments to class members were made in early July 2016 and this matter is now closed.
On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit sought to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleged, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit sought compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. Plaintiffs filed their motion for class certification on February 12, 2016. In late July 2016, VCA had filed a Summary Judgment Motion. The Honorable Christina Snyder issued her decision on September 12, 2016, denying Plaintiffs’ motion for class certification and granting Defendants’ summary judgment motion. Plaintiff in this action filed an appeal of this judgment in October 2016. We intend to continue to vigorously defend this action.
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
September 30, 2016
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2014		$9,405
Noncontrolling interest expense	$1,088
Redemption value change	1	1,089
Purchase of noncontrolling interests		(803)
Distributions to noncontrolling interests		(1,099)
Currency translation adjustment		(338)
Balance as of September 30, 2015		$8,254

Balance as of December 31, 2015		$8,588
Noncontrolling interest expense	$1,220
Redemption value change	80	1,300
Distributions to noncontrolling interests		(1,088)
Currency translation adjustment		117
Balance as of September 30, 2016		$8,917

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2014		$11,077
Noncontrolling interest expense	$1,021
Redemption value change	371	1,392
Distributions to noncontrolling interests		(1,196)
Balance as of September 30, 2015		$11,273

Balance as of December 31, 2015		$11,511
Noncontrolling interest expense	$1,233
Redemption value change	619	1,852
Purchase of noncontrolling interests		(98)
Distributions to noncontrolling interests		(1,186)
Balance as of September 30, 2016		$12,079

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

13.	Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update (ASU) 2016-17, “Consolidation (Topic 810) Interests held through Related Parties That are under Common Control,” to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The effective date and transition requirements of this ASU for public entities are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Since this update is related to ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” the amendments should be applied retrospectively if ASU 2015-02 has already been adopted. If not, amendments of both these ASUs should be adopted at the same time, with the same transition method elected for ASU 2015-02. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on eight specific cash flow issues where current GAAP is unclear or does not have specific guidance. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The effective date and transition requirements of this ASU for public entities are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to improve the guidance on Topic 606 in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements of this ASU are the same as ASU 2014-09. Since the effective date of ASU 2014-09 was deferred by ASU 2015-14 by one year, ASU 2014-09 and ASU 2016-10 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted only as of annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

13.	Recent Accounting Pronouncements, continued

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify some issues on Topic 606 that arose on the identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements of this ASU are the same as ASU 2014-09. Since the effective date of ASU 2014-09 was deferred by ASU 2015-14 by one year, ASU 2014-09 and ASU 2016-10 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted only as of annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification®; Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®; Section C-Background Information and Basis for Conclusions.” The amendments in this Update affect any entity that enters into a lease with some specified scope exemptions and supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP which did not require lease assets and lease liabilities to be recognized for most leases. The lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. A lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
September 30, 2016
(Unaudited)

13.	Recent Accounting Pronouncements, continued

assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.
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

14.    Subsequent Events

Subsequent to September 30, 2016, we acquired 11 hospitals for an estimated total consideration of $58.0 million, with acquired revenues of $30.7 million; the total consideration includes $7.5 million for the purchase of real property in connection with one of the hospital acquisitions.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of November 7, 2016, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after November 7, 2016 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At September 30, 2016, our animal hospital network consisted of 776 animal hospitals in 43 states and in five Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At September 30, 2016, our laboratory network consisted of 60 laboratories serving all 50 states and certain areas in Canada.

For the three and nine months ended September 30, 2016, our “All Other” category includes the results of our Medical Technology and Camp Bow Wow operating segments. For the comparable prior periods in 2015, our "All Other" category included the results of operations of our Vetstreet operating segment, which we sold in December 2015. Each of these segments did not meet the materiality thresholds to be considered reportable segments.
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

Use of Supplemental Non-GAAP Financial Measures

In this management's discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures, which are considered “Non-GAAP financial measures” under SEC rules, include our Non-GAAP gross profit and our Non-GAAP gross margin on a consolidated basis for our Animal Hospital segment, and the same measures expressed on a same-store basis. Additionally, our Non-GAAP financial measures also include our Non-GAAP SG&A, our Non-GAAP operating income and Non-GAAP operating margin on a consolidated basis. Lastly, our Non-GAAP financial measures also include our Non-GAAP consolidated net income and Non-GAAP diluted earnings per share. See Consolidated Results of Operations - Non-GAAP Financial Measures below for information about our use of these Non-GAAP financial measures, including our reasons for including the measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.
Executive Overview
During the three and nine months ended September 30, 2016, we experienced increases in consolidated revenue, gross profit and operating income. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 5.4% and 6.5% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 5.5% and 6.6% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Our consolidated operating income increased 10.2% and 17.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Our consolidated operating margin decreased by 130 basis points and remained flat for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, and other discrete items, increased 19.8% and 22.8% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating margins increased by 10 basis points and 80 basis points for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of September 30, 2016, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  During the three and nine months ended September 30, 2016, no share repurchases were made since we elected to deploy our capital to fund acquisitions. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Recent Developments
On May 1, 2016, we acquired an 80% ownership interest in CAPNA for approximately $350.4 million. CAPNA, founded in 2010, and operated at the time of its acquisition, a network of 56 free standing animal hospitals in 18 states.
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

Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the nine months ended September 30, 2016, we acquired $145.5 million and $178.3 million of annualized Animal Hospital revenue for independent animal hospitals and CAPNA, respectively.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015
Animal Hospitals:
Beginning of period	682	643
Acquisitions	49	42
CAPNA acquisition	56	—
Acquisitions, merged	(3)	(4)
Sold, closed or merged	(8)	(7)
End of period	776	674

Laboratories:
Beginning of period	60	59
Acquisitions	—	1
Acquisitions, merged	—	(1)
End of period	60	59

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2015 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 13, Recent Accounting Pronouncements to the Unaudited Condensed, Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Animal Hospital	84.2%	80.1%	82.8%	79.4%
Laboratory	16.0	18.2	17.3	18.8
All Other	3.5	5.6	3.5	5.9
Intercompany	(3.7)	(3.9)	(3.6)	(4.1)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	76.2	75.0	75.6	75.5
Gross profit	23.8	25.0	24.4	24.5
Selling, general and administrative expense	7.5	8.1	7.9	8.4
Business interruption insurance gain	—	(0.8)	—	(0.3)
Net gain (loss) on sale or disposal of assets	—	0.1	—	(0.1)
Operating income	16.3	17.6	16.5	16.5
Interest expense, net	1.4	1.0	1.3	1.0
Debt retirement costs	—	—	0.1	—
Income before provision for income taxes	14.9	16.6	15.1	15.5
Provision for income taxes	5.6	6.4	5.8	6.0
Net income	9.3	10.2	9.3	9.5
Net income attributable to noncontrolling interests	0.4	0.3	0.3	0.3
Net income attributable to VCA Inc.	8.9%	9.9%	9.0%	9.2%
Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015			2016		2015
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$553,378	84.2%	$441,924	80.1%	25.2%	$1,552,377	82.8%	$1,270,326	79.4%	22.2%
Laboratory	105,140	16.0%	100,309	18.2%	4.8%	323,927	17.3%	300,503	18.8%	7.8%
All Other	22,987	3.5%	30,838	5.6%	(25.5)%	65,797	3.5%	93,734	5.9%	(29.8)%
Intercompany	(24,651)	(3.7)%	(21,354)	(3.9)%	(15.4)%	(68,319)	(3.6)%	(64,608)	(4.1)%	(5.7)%
Total revenue	$656,854	100.0%	$551,717	100.0%	19.1%	$1,873,782	100.0%	$1,599,955	100.0%	17.1%

Consolidated revenue increased $105.1 million and $273.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increases in revenue were primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable periods in the prior year. Excluding the impact of acquisitions, revenue increased $17.3 million and $66.5 million for the three and nine months ended September 30, 2016, respectively, primarily due to organic growth in our Animal Hospital and Laboratory segments. The increases were partially offset by the impact of foreign currency translation and the sale of Vetstreet at the end of the prior fiscal year. Our Animal Hospital same-store revenue increased 5.4% and 6.5% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue growth was 5.5% and 6.6% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year.
Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015			2016		2015
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$459,242	83.0%	$366,983	83.0%	25.1%	$1,290,145	83.1%	$1,066,516	84.0%	21.0%
Laboratory	50,934	48.5%	48,901	48.8%	4.2%	152,458	47.1%	144,410	48.1%	5.6%
All Other	14,066	61.1%	19,077	61.9%	(26.3)%	41,049	62.4%	59,160	63.1%	(30.6)%
Intercompany	(23,965)	(3.7)%	(20,910)	(3.8)%	(14.6)%	(67,175)	(3.6)%	(62,506)	(3.9)%	(7.5)%
Total direct costs	$500,277	76.2%	$414,051	75.0%	20.8%	$1,416,477	75.6%	$1,207,580	75.5%	17.3%

Consolidated direct costs increased $86.2 million and $208.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to animal hospitals acquired since the beginning of the comparable periods in the prior year. Excluding the impact of animal hospital acquisitions and the sale of Vetstreet, the increases in direct costs were primarily due to compensation related costs, supplies, and rent, predominately in the animal hospital segment and discussed further under Segment Results.
Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015			2016		2015
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$94,136	17.0%	$74,941	17.0%	25.6%	$262,232	16.9%	$203,810	16.0%	28.7%
Laboratory	54,206	51.6%	51,408	51.2%	5.4%	171,469	52.9%	156,093	51.9%	9.9%
All Other	8,921	38.8%	11,761	38.1%	(24.1)%	24,748	37.6%	34,574	36.9%	(28.4)%
Intercompany	(686)		(444)			(1,144)		(2,102)
Consolidated gross profit	$156,577	23.8%	$137,666	25.0%	13.7%	$457,305	24.4%	$392,375	24.5%	16.5%
Intangible asset amortization associated with acquisitions	9,369		5,750			24,784		17,013
Non-GAAP consolidated gross profit and Non-GAAP gross margin (1)	$165,946	25.3%	$143,416	26.0%	15.7%	$482,089	25.7%	$409,388	25.6%	17.8%
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

Consolidated gross profit increased $18.9 million and $64.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $22.5 million and $72.7 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to acquisitions and organic revenue growth in our Animal Hospital and Laboratory business segments. The increase in Non-GAAP consolidated gross profit included $16.9 million and $39.9 million of gross profit related to acquisitions consummated since the beginning of the comparable periods in the prior year for the three and nine months ended September 30, 2015, respectively.
Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $111.5 million and $282.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Same-store facilities:
Orders (1)	2,550	2,524	1.0%	7,158	7,035	1.7%
Average revenue per order (2)	$180.14	$172.70	4.3%	$183.78	$175.62	4.6%
Same-store revenue (1)	$459,363	$435,892	5.4%	$1,315,486	$1,235,514	6.5%
Business-day adjustment (3)	—	—		4,386	—
Acquisitions	93,710	3,512		235,622	25,039
Closures	176	2,520		3,603	9,773
Net acquired revenue (4)	$93,886	$6,032		$239,225	$34,812
Foreign currency impact	129	—		(6,720)	—
Total	$553,378	$441,924	25.2%	$1,552,377	$1,270,326	22.2%
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

During the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, our volume of same-store orders increased primarily due to the combination of positive trends in the companion animal health care industry and the impact of certain previously implemented marketing initiatives in our animal hospitals.

Our business strategy is to place a greater emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher-priced orders. During the three months ended September 30, 2016, we experienced an increase in the number of higher-priced orders partially offset by a slight decrease in the number of lower-priced orders. During the nine months ended September 30, 2016, we experienced an increase in the number of higher-priced orders and in the number of lower-priced orders.

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

Direct Costs

Animal Hospital direct costs increased $92.3 million for the three months ended September 30, 2016, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $54.4 million, medical supplies of $14.9 million, depreciation and amortization of $5.5 million and rent of $4.4 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

Animal Hospital direct costs increased $223.6 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $133.2 million, medical supplies of $37.1 million, depreciation and amortization of $11.9 million and rent of $10.4 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Gross profit	$94,136	$74,941	25.6%	$262,232	$203,810	28.7%
Intangible asset amortization associated with acquisitions	8,482	4,658		21,917	13,895
Non-GAAP gross profit (1)	$102,618	$79,599	28.9%	$284,149	$217,705	30.5%
Gross margin	17.0%	17.0%		16.9%	16.0%
Non-GAAP gross margin (1)	18.5%	18.0%		18.3%	17.1%

Same-store gross profit	$80,589	$74,026	8.9%	$231,292	$201,309	14.9%
Intangible asset amortization associated with acquisitions	3,979	4,537		10,946	12,970
Non-GAAP same-store gross profit (1)	$84,568	$78,563	7.6%	$242,238	$214,279	13.0%
Same-store gross margin	17.5%	17.0%		17.5%	16.3%
Non-GAAP same-store gross margin (1)	18.4%	18.0%		18.4%	17.3%
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
Consolidated Animal Hospital gross profit increased $19.2 million and $58.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $23.0 million and $66.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $17.0 million and $37.7 million for the three and nine months ended September 30, 2016, respectively, and same-store revenue growth.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenue	$105,140	$100,309	4.8%	$323,927	$300,503	7.8%
Gross profit	$54,206	$51,408	5.4%	$171,469	$156,093	9.9%
Gross margin	51.6%	51.2%		52.9%	51.9%
Laboratory revenue increased $4.8 million and $23.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Internal growth:
Number of requisitions (1)	3,495	3,384	3.3%	10,614	10,231	3.7%
Average revenue per requisition (2)	$30.08	$29.45	2.1%	$30.18	$29.37	2.8%
Total internal revenue (1)	$105,140	$99,662	5.5%	$320,332	$300,503	6.6%
Billing-day adjustment (3)	—	647		695	—
Acquired revenue (4)	—	—		2,900	—
Total	$105,140	$100,309	4.8%	$323,927	$300,503	7.8%
  ____________________________

(1)
Internal revenue and requisitions were calculated using Laboratory operating results, which are adjusted (i) to exclude the operating results of acquired laboratories we recognized during the current year period that we did not own them in the prior year, and (ii) for the impact resulting from any differences in the number of billing days in the comparable period, if applicable.

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)
The business day adjustment for the three months ended September 30, 2015 reflects the impact of an additional half day as compared to 2016. The 2016 business day adjustment for the nine months ended September 30, 2016, reflects the impact of an additional half day as compared to 2015.

(4)	Acquired revenue represents the revenue we recognized from our acquired laboratories during the current year period that we did not own them in the prior year.

The increase in Laboratory revenue for the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, was due to an increase in the number of requisitions and an increase in the average revenue per requisition.  The change in the average revenue per requisition was impacted by price increases in February 2016 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 51.6% and 52.9% for the three and nine months ended September 30, 2016, respectively, as compared to 51.2% and 51.9% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on our fixed costs, including transportation costs.

Intercompany Revenue
Laboratory revenue for the three and nine months ended September 30, 2016 included intercompany revenue of $20.2 million and $56.5 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $16.2 million and $47.9 million for the respective prior year periods. All Other revenue for the three and nine months ended September 30, 2016 included intercompany revenue of $5.5 million and $15.2 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $6.3 million and $19.8 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our SG&A expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015			2016		2015
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital (1)	$15,541	2.8%	$10,677	2.4%	45.6%	$41,903	2.7%	$32,351	2.5%	29.5%
Laboratory	9,728	9.3%	9,542	9.5%	1.9%	29,726	9.2%	27,894	9.3%	6.6%
All Other	6,064	26.4%	7,660	24.8%	(20.8)%	17,385	26.4%	24,088	25.7%	(27.8)%
Corporate	18,010	2.7%	16,981	3.1%	6.1%	58,647	3.1%	49,410	3.1%	18.7%
Total SG&A	$49,343	7.5%	$44,860	8.1%	10.0%	$147,661	7.9%	$133,743	8.4%	10.4%
Intangible asset amortization associated with acquisitions	1,313		61			1,925		182
Non-GAAP Consolidated SG&A (2)	$48,030		$44,799			$145,736		$133,561
____________________________

(1)
Animal Hospital SG&A as a percentage of revenue excluding CAPNA totaled 2.4% and 2.5%, for the three and nine months ended September 30, 2016, respectively. CAPNA SG&A included intangible asset amortization of $1.3 million and $1.9 million for the three and nine months ended September 30, 2016, respectively.

(2)
Non-GAAP SG&A is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this Non-GAAP financial measure, including our reasons for including the measure and material limitations with respect to the usefulness of the measure, and a reconciliation of each Non-GAAP financial measure to the most directly comparable GAAP financial measure.

Consolidated SG&A expense increased $4.5 million for the three months ended September 30, 2016, as compared to the same period in the prior year. The increase was primarily due to the acquisition of CAPNA during the period. Excluding SG&A related to CAPNA, consolidated SG&A increased $1.3 million for the three months ended September 30, 2016. The increase in consolidated SG&A expense for the three months ended September 30, 2016, was primarily due to increases in compensation related expenses at Corporate and our Animal Hospital segment of $0.5 million and $1.3 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. These increases were slightly offset by a decrease in our All Other SG&A expense as a result of the sale of our Vetstreet business at the end of our prior fiscal year.
Consolidated SG&A expense increased $13.9 million for the nine months ended September 30, 2016, as compared to the same period in the prior year. Excluding SG&A related to CAPNA, consolidated SG&A increased $8.3 million for the nine months ended September 30, 2016. The increase in consolidated SG&A expense for the nine months ended September 30, 2016, was primarily due to increases in compensation related expenses at Corporate, and in our Animal Hospital and Laboratory segments of $5.8 million, $3.9 million and $0.6 million, respectively, related to increased headcount to support our growing operations and to a lesser extent, executive compensation. These increases were slightly offset by a decrease in our All Other SG&A expense as a result of the sale of our Vetstreet business at the end of our prior fiscal year.
Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016		2015			2016		2015
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$78,291	14.1%	$64,089	14.5%	22.2%	$219,582	14.1%	$171,904	13.5%	27.7%
Laboratory	44,477	42.3%	41,866	41.7%	6.2%	141,777	43.8%	128,158	42.6%	10.6%
All Other	2,856	12.4%	8,552	27.7%	(66.6)%	7,359	11.2%	14,917	15.9%	(50.7)%
Corporate	(17,940)		(16,984)		(5.6)%	(58,458)		(49,488)		(18.1)%
Eliminations	(686)		(444)		(54.5)%	(1,144)		(2,102)		45.6%
Total GAAP consolidated operating income	$106,998	16.3%	$97,079	17.6%	10.2%	$309,116	16.5%	$263,389	16.5%	17.4%
Impact of business interruption insurance gain	—		(4,523)			—		(4,523)
Adjustments to other long-term liabilities	—		—			1,954		—
Transaction costs related to the CAPNA acquisition	146		—			1,343		—
Intangible asset amortization associated with acquisitions	10,682		5,811			26,709		17,195
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin (1)	$117,826	17.9%	$98,367	17.8%	19.8%	$339,122	18.1%	$276,061	17.3%	22.8%
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

Consolidated operating income increased by $9.9 million and $45.7 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated operating income which excludes the impact of adjustments in the table above, increased by $19.5 million and $63.1 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year. The increases in Non-GAAP consolidated operating income for the three and nine months ended September 30, 2016, were primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments, partially offset by the decrease in our All Other operating income as a result of the sale of our Vetstreet business at the end of the prior fiscal year.
Intangible asset amortization associated with acquisitions
Included in our direct costs and SG&A is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives. For the three and nine months ended September 30, 2016, amortization expenses associated with acquired intangible assets were $10.7 million and $26.7 million, respectively. For the three and nine months ended September 30, 2015, amortization expenses associated with acquired intangible assets were $5.8 million, and $17.2 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense:
Senior term notes and revolver	$6,920	$3,535	$16,891	$9,839
Capital leases and other	2,084	1,513	5,084	4,351
Amortization of debt costs	384	436	1,248	1,307
Non-GAAP interest expense (1)	9,388	5,484	23,223	15,497
Adjustments to other long-term liabilities	—	—	1,398	—
Consolidated interest expense	9,388	5,484	24,621	15,497
Interest income	(88)	(29)	(359)	(101)
Total consolidated interest expense, net of interest income	$9,300	$5,455	$24,262	$15,396
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

The increase in consolidated net interest expense for the three and nine months ended September 30, 2016, as compared to the same periods in the prior year, was primarily attributable to an increase in the weighted average debt balance of our senior credit facility and a higher effective LIBOR rate applied against our total credit facility. The increase in our weighted average debt balance was primarily related to additional drawings from our revolving credit facility, of which $345 million was drawn in connection with the acquisition of CAPNA during the three months ended June 30, 2016 . Drawings on the revolving credit facility during the nine months ended September 30, 2016 totaled $465 million. Additionally, an interest expense adjustment related to other long-term liabilities further contributed to increase in consolidated net interest expense for the nine months ended September 30, 2016, as compared to the same period in the prior year.
Provision for Income Taxes
The effective tax rate of net income attributable to VCA for the three and nine months ended September 30, 2016 was 38.9% and 39.4%, as compared to 39.1% for the year ended December 31, 2015.

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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended September 30, 2016 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit, SG&A and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit, consolidated SG&A to Non-GAAP SG&A and consolidated operating income to Non-GAAP operating income.
Our Non-GAAP adjustments include the following:

•	Adjustments to other long-term liabilities - We recorded a non-cash charge of $3.4 million, of which $2.0 million related to compensation and $1.4 million related to interest accretion.

•	Discrete tax items - We recorded a non-cash tax adjustment to our income tax liabilities for $1.0 million.

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

•
Transaction costs related to the CAPNA acquisition - For the three and nine months ended September 30, 2016, we have recorded transaction costs of $146,000 and $1.3 million, respectively, related to our acquisition of CAPNA.

•	Debt retirement costs adjustment - We incurred debt retirement costs of $1.6 million in connection with our new credit facility.

•
Business interruption insurance gain - Our GAAP net income includes a $4.5 million gain related to business interruption proceeds from the May 14, 2014 fire damage to the Medical Technology headquarters in Carlsbad, California for the three and nine months ended September 30, 2015. There were no additional estimated losses recorded in connection with the fire.

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income	$58,231	$54,854	$168,508	$147,454
Impact of business interruption insurance gain	—	(4,523)	—	(4,523)
Adjustments to other long-term liabilities	—	—	3,352	—
Discrete tax items	—	—	1,045	—
Transaction costs related to CAPNA acquisition	146	—	1,343	—
Debt retirement costs	—	—	1,600	—
Intangible asset amortization associated with acquisitions	9,907	5,811	25,381	17,195
Tax benefit on above adjustments	(3,934)	(503)	(12,396)	(4,959)
Non-GAAP net income	$64,350	$55,639	$188,833	$155,167
Non-GAAP diluted earnings per share	$0.79	$0.68	$2.31	$1.88
Shares used for computing adjusted diluted earnings per share	81,812	81,795	81,695	82,744

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
At September 30, 2016, our consolidated cash and cash equivalents totaled $72.9 million, representing an decrease of $26.0 million, compared to December 31, 2015. Cash flows generated from operating activities totaled $290.9 million for the nine months ended September 30, 2016, representing an increase of $43.9 million, compared to the nine months ended September 30, 2015.
At September 30, 2016, $23.5 million of the $72.9 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. As of September 30, 2016 we had $460 million available under our revolving credit facility, which allows us to maintain further operating and financial flexibility. In the future, we plan to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.

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
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. This plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of September 30, 2016, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended September 30, 2016, we did not repurchase any shares under the existing repurchase authorization.

For the year ended 2016, we expect to spend approximately $105.0 million for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which, $90.5 million has been incurred through September 30, 2016.

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
Debt Related Covenants
Our New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of September 30, 2016, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At September 30, 2016, we had an interest coverage ratio of 16.88 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The New Senior Credit Facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by our New Senior Credit Facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At September 30, 2016, we had a leverage ratio of 2.58 to 1.00, which was in compliance with the required ratio of no more than 4.00 to 1.00 from September 30, 2016 until December 31, 2016 as defined under the New Senior Credit facility. The New Senior Credit Facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$290,882	$247,016
Investing activities	(696,136)	(174,771)
Financing activities	379,138	(77,805)
Effect of currency exchange rate changes on cash and cash equivalents	142	(831)
Decrease in cash and cash equivalents	(25,974)	(6,391)
Cash and cash equivalents at beginning of period	98,888	81,383
Cash and cash equivalents at end of period	$72,914	$74,992
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $43.9 million for the nine months ended September 30, 2016, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2016 included $174.9 million of net income, net non-cash expenses of $96.1 million and net cash provided as a result of changes in operating assets and liabilities of $19.8 million. The changes in operating assets and liabilities included a $27.8 million decrease in prepaid income taxes, an $11.1 million increase in accounts payable and other accrued liabilities, and an $8.4 million increase in income taxes payable, partially offset by an $11.7 million increase in inventory, prepaid expenses and other assets, an $8.0 million increase in trade accounts receivable, and a $7.8 million decrease in accrued payroll and related liabilities.
The decreases in prepaid income taxes and accrued interest, and the increases in accounts payable and other accrued liabilities and income taxes payable are primarily due to the timing of payment obligations. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments and is partially being offset by a decrease in our Medical Technology business segment due to improved collection efforts. The increase in inventory, prepaid expenses and other assets is primarily due to the acquisition of CAPNA. The decrease in accrued payroll and related liabilities is also primarily due to the timing of payment obligations.
Net cash provided by operating activities increased by $22.0 million for the nine months ended September 30, 2015, as compared to the prior-year period. Operating cash flows for the nine months ended September 30, 2015 included $151.9 million of net income, net non-cash expenses of $72.1 million and net cash provided as a result of changes in operating assets and liabilities of $23.0 million. The changes in operating assets and liabilities included a $28.1 million decrease in income taxes which consisted of a $26.2 million decrease in prepaid income taxes and a $1.8 million increase in income taxes payable, and an $18.9 million increase in accrued payroll and related liabilities. This was partially offset by a $20.6 million increase in trade accounts receivable, a $2.5 million decrease in accounts payable and other accrued liabilities and a $1.0 million increase in inventory, prepaid expenses and other assets. The decreases in prepaid income taxes and income taxes payable and the increase in accrued payroll and related liabilities was primarily due to timing of payment obligations. The increase in trade accounts receivable was primarily due to an increase in our Laboratory business segment revenue as compared to the prior-year period, as well as increased revenue related to our Hospital business segment. The decrease in accounts payable and other accrued liabilities was also a result of timing of payment obligations. The increase in inventory, prepaid expenses, and other assets was primarily due to increases in service agreements entered into by our Laboratory business segment, and increased medical supplies in relation to the acquired hospitals in 2015, along with new product offerings. These increases were partially offset by the receipt of the insurance payment related to the May 2014 fire at our Medical Technology business and the depletion of certain products.

Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(599,655)	$(119,336)	$(480,319)	(1)
Property and equipment additions	(90,546)	(61,470)	(29,076)	(2)
Proceeds from sale or disposal of assets	1,699	6,469	(4,770)	(3)
Other	(7,634)	(434)	(7,200)	(4)
Net cash used in investing activities	$(696,136)	$(174,771)	$(521,365)
 ____________________________

(1)
The number of acquisitions will vary from period to period based upon the available pool of suitable candidates, however, the increase is primarily attributable to the acquisition of CAPNA during the nine months ended September 30, 2016. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)	The proceeds from the sale or disposal of assets in 2015 primarily relates to the sale of a hospital.

(4)	We paid $7.2 million in connection with our acquisition holdbacks. Payouts will vary from period to period based on the timing of each acquisition and the acquisition holdback period.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Financing Cash Flows:
Repayment of long-term obligations	$(1,263,394)	$(20,174)	$(1,243,220)	(1)
Proceeds from issuance of long-term obligations	1,255,000	—	1,255,000	(1)
Proceeds from revolving credit facility	465,000	97,000	368,000	(2)
Repayment of revolving credit facility	(65,000)	—	(65,000)	(3)
Payment of financing costs	(3,817)	—	(3,817)	(1)
Distributions to noncontrolling interests	(4,752)	(3,810)	(942)
Purchase of noncontrolling interests	(4,239)	(1,493)	(2,746)	(4)
Proceeds from issuance of common stock under stock incentive plans	3,949	1,571	2,378	(5)
Excess tax benefits from share-based compensation	7,588	8,008	(420)
Stock repurchases	(9,887)	(161,117)	151,230	(6)
Other	(1,310)	2,210	(3,520)	(7)
Net cash provided by (used in) financing activities	$379,138	$(77,805)	$456,943
____________________________

(1)
On June 29, 2016, we entered into a New Senior Credit Facility which resulted in the payoff of our previous senior credit facility in the amount of $577.5 million and $667.0 million for our term notes and revolving credit facility, respectively, proceeds of $880.0 million and $375.0 million from the issuance of new senior secured term notes and borrowings under our senior secured revolving facility, respectively, and payments of $3.8 million related to financing costs to creditors and third parties. A discussion of our New Senior Credit Facility is provided above in Note 6, Long-Term Obligations. Additionally, the repayments of long-term obligations also include $15.9 million in scheduled senior-term note principal and capital lease payments. Our principal payment obligations on our New Senior Credit Facility commenced in September 2016.

(2)	We borrowed $435.0 million from our previous revolving credit facility and $30.0 million from our new revolving credit facility in which the proceeds were primarily used to fund our acquisitions.
The $97.0 million borrowed from our previous revolving credit facility in 2015 was primarily used to fund stock repurchases under our existing $400.0 million share repurchase authorization and fund our acquisitions.

(3)	In August 2016 we made a payment of $65.0 million to reduce the balance of our new revolving credit facility in an effort to minimize our interest expense and to manage our overall cash balance.

(4)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

(5)	The proceeds from the issuance of common stock under stock incentive plans increased in 2016 as there were more exercises due to options nearing their expiration.

(6)
For the nine months ended September 30, 2016, the cash paid for stock repurchases related to income taxes paid on behalf of employees who elected to net settle their tax obligation from option exercises and vested stock.

For the nine months ended September 30, 2015, the cash paid for stock repurchases included both the repurchase of our common shares in accordance with our share repurchase program and income taxes paid on behalf of employees who elected to net settle their tax obligation from option exercises and vested stock.

(7)	In September 2015, we received $2.7 million in proceeds from the formation of a noncontrolling interest.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2015 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of September 30, 2016 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$1,214,500	$27,500	$93,500	$1,093,500	$—
Variable cash interest expense Term A(1)	120,920	27,416	52,243	41,261	—
	$1,335,420	$54,916	$145,743	$1,134,761	$—

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of September 30, 2016.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of September 30, 2016, we do not have any off-balance-sheet financing arrangements.
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
At September 30, 2016, we had $875 million in principal outstanding under our senior term notes and $340 million borrowings outstanding under our revolving credit facility.
The senior term notes and the revolving credit facility mature in June 2021.
Other Debt and Capital Lease Obligations
At September 30, 2016, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $5.0 million and $66.2 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2016 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2042 and various interest rates ranging from 1.9% to 15.0%.

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

On May 29, 2013, a former veterinary assistant at one of our animal hospitals filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, titled Jorge Duran vs. VCA Animal Hospitals, Inc., et. al. The lawsuit seeks to assert claims on behalf of current and former veterinary assistants employed by us in California, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages, improperly failed to provide proper meal and rest periods, and engaged in unfair business practices. The lawsuit seeks damages, statutory penalties, and other relief, including attorneys’ fees and costs. On May 7, 2014, we obtained partial summary judgment, dismissing four of eight claims of the complaint, including the claims for failure to pay regular and overtime wages. On January 9, 2014, Plaintiff Duran moved to certify a meal period premium class, a rest period premium class and a class under California’s Business and Professions Code §§17200 et seq., On June 24, 2015, the Court denied Plaintiff’s Motion. Plaintiff is now pursuing his representative claims under the seventh cause of action (Private Attorneys General Act or PAGA). We intend to continue to vigorously defend against the remaining claim in this action. At this time, we are unable to estimate the reasonable possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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
On July 12, 2013, an individual who provided courier services with respect to our laboratory clients in California filed a purported class action lawsuit against us in the Superior Court of the State of California for the County of Santa Clara - San Jose Branch, titled Carlos Lopez vs. Logistics Delivery Solutions, LLC, Antech Diagnostics, Inc., et. al. Logistics Delivery Solutions, LLC, a co-defendant in the lawsuit, is a company with which Antech has contracted to provide courier services in California. The lawsuit sought to assert claims on behalf of individuals who were engaged by Logistics Delivery Solutions, LLC to perform such courier services and alleges, among other allegations, that Logistics Delivery Solutions and Antech Diagnostics improperly classified the plaintiffs as independent contractors, improperly failed to pay overtime wages, and improperly failed to provide proper meal periods. The lawsuit sought damages, statutory penalties, and other relief, including attorneys' fees and costs. The parties agreed to settle the action, on a class-wide basis, for an amount not to exceed $1,250,000. Logistics Delivery Solutions, LLC, has agreed to pay half of the claim. Accordingly, as of June 30, 2016, we have accrued the remaining fifty percent. The settlement is not an admission of wrongdoing or acceptance of fault by any of the defendants named in the complaint. Antech Diagnostics and Logistics Delivery Solutions agreed to the settlement to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The Court granted preliminary approval of the settlement on November 30, 2015 and issued an order granting final approval of the settlement on March 25, 2016. On April 11, 2016, the Court entered the Judgment approving the settlement and the judgment went into effect on June 1, 2016. The final settlement amount was approximately $900,000, half of which was paid by DSA pursuant to our agreement. Payments to class members were made in early July 2016 and this matter is now closed.
On May 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit sought to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleged, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit sought compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. Plaintiffs filed their motion for class certification on February 12, 2016. In late July 2016, VCA had filed a Summary Judgment Motion. The Honorable Christina Snyder issued her decision on September 12, 2016, denying Plaintiffs’ motion for class certification and granting Defendants’

summary judgment motion. Plaintiff in this action filed an appeal of this judgment in October 2016. We intend to continue to vigorously defend this action.
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

The following table provides information on shares of our common stock we repurchased during the quarter ended September 30, 2016:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

July 1, 2016 to July 31,2016	99	$67.29	—	$101,058,831
August 1, 2016 to August 31, 2016	52,658	$70.92	—	$101,058,831
September 1, 2016 to September 30, 2016	76,726	$69.11	—	$101,058,831
	129,483	$69.84	—	$101,058,831

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. For the quarter ended September 30, 2016, no shares were repurchased in the open market or in block trades pursuant to a previously-announced share repurchase program (see (4) below). The were 129,483 shares of common stock surrendered to us by employees to satisfy exercise cost and minimum statutory withholding tax obligations in connection with the option exercise, vesting of restricted stock and payout of restricted stock units.

(3)	The average price of shares surrendered to us by employees to satisfy exercise costs and tax obligations.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2016.

Date:	November 7, 2016	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document