Form 10-Q/A
period 2017-03-31
VCA INC
filed 2017-05-09
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 81,267,863 shares as of May 2, 2017.

EXPLANATORY NOTE
This Form 10-Q/A (this “Amendment”) is VCA Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017. On May 9, 2017, VCA Inc. inadvertently filed with the Securities and Exchange Commission the Form 10-Q for the fiscal quarter ended September 30, 2016, which was originally filed on November 7, 2016. This Amendment replaces the Form 10-Q filed on May 9, 2017 in its entirety.

VCA Inc. and Subsidiaries
Form 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$89,531	$81,409
Trade accounts receivable, less allowance for uncollectible accounts of $22,730 and $23,440 at March 31, 2017 and December 31, 2016, respectively	85,611	85,593
Inventory	56,833	57,590
Prepaid expenses and other	38,432	44,752
Prepaid income taxes	—	11,705
Total current assets	270,407	281,049
Property and equipment, net	645,652	613,224
Goodwill	2,228,189	2,164,422
Other intangible assets, net	211,630	212,577
Notes receivable	2,136	2,147
Other	102,664	99,909
Total assets	$3,460,678	$3,373,328
Liabilities and Equity
Current liabilities:
Current portion of long-term obligations	$43,877	$38,320
Accounts payable	61,532	68,587
Accrued payroll and related liabilities	73,247	97,806
Income tax payable	15,874	—
Other accrued liabilities	95,045	91,783
Total current liabilities	289,575	296,496
Long-term obligations, net	1,342,607	1,309,397
Deferred income taxes, net	147,851	142,535
Other liabilities	43,913	44,560
Total liabilities	1,823,946	1,792,988
Commitments and contingencies
Redeemable noncontrolling interests	10,398	11,615
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 81,262 and 81,231 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	81	81
Additional paid-in capital	37,012	32,157
Retained earnings	1,535,484	1,484,391
Accumulated other comprehensive loss	(43,084)	(45,406)
Total VCA Inc. stockholders’ equity	1,529,493	1,471,223
Noncontrolling interests	96,841	97,502
Total equity	1,626,334	1,568,725
Total liabilities and equity	$3,460,678	$3,373,328

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$678,251	$563,439
Direct costs	523,783	426,659
Gross profit	154,468	136,780
Selling, general and administrative expense	58,401	50,128
Net loss on sale or disposal of assets	250	563
Operating income	95,817	86,089
Interest expense, net	9,027	7,095
Other income	(302)	(264)
Income before provision for income taxes	87,092	79,258
Provision for income taxes	34,639	31,536
Net income	52,453	47,722
Net income attributable to noncontrolling interests	1,360	1,495
Net income attributable to VCA Inc.	$51,093	$46,227
Basic earnings per share	$0.63	$0.57
Diluted earnings per share	$0.62	$0.57
Weighted-average shares outstanding for basic earnings per share	81,245	80,776
Weighted-average shares outstanding for diluted earnings per share	82,179	81,523

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income (1)	$52,453	$47,722
Other comprehensive income:
Foreign currency translation adjustments	2,381	12,598
Other comprehensive income	2,381	12,598
Total comprehensive income	54,834	60,320
Comprehensive income attributable to noncontrolling interests (1)	1,419	1,848
Comprehensive income attributable to VCA Inc.	$53,415	$58,472
____________________________

(1)
Includes approximately $0.8 million and $1 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2015	80,764	$81	$19,708	$1,275,207	$(50,034)	$12,072	$1,257,034
Net income (excludes $641 and $365 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	46,227	—	489	46,716
Other comprehensive income (excludes $167 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	12,245	186	12,431
Distributions to noncontrolling interests	—	—	—	—	—	(637)	(637)
Purchase of noncontrolling interests	—	—	(1,821)	—	—	(1,909)	(3,730)
Share-based compensation	—	—	4,906	—	—	—	4,906
Issuance of common stock under stock incentive plans	55	—	286	—	—	—	286
Stock repurchases	(18)	—	(843)	—	—	—	(843)
Excess tax benefit from share-based compensation	—	—	445	—	—	—	445
Other	—	—	—	—	—	(107)	(107)
Balances, March 31, 2016	80,801	$81	$22,681	$1,321,434	$(37,789)	$10,094	$1,316,501

Balances, December 31, 2016	81,231	$81	$32,157	$1,484,391	$(45,406)	$97,502	$1,568,725
Net income (excludes $384 and $406 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	51,093	—	570	51,663
Other comprehensive income (excludes $21 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	2,322	38	2,360
Formation of noncontrolling interests	—	—	—	—	—	335	335
Distributions to noncontrolling interests	—	—	—	—	—	(534)	(534)
Purchase of noncontrolling interests (excludes $1,210 related to redeemable noncontrolling interests)	—	—	(190)	—	—	—	(190)
Share-based compensation	—	—	3,962	—	—	—	3,962
Issuance of common stock under stock incentive plans	32	—	90	—	—	—	90
Stock repurchases	(1)	—	(95)	—	—	—	(95)
Other	—	—	1,088	—	—	(1,070)	18
Balances, March 31, 2017	81,262	$81	$37,012	$1,535,484	$(43,084)	$96,841	$1,626,334

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$52,453	$47,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,401	21,289
Amortization of debt issue costs	383	433
Provision for uncollectible accounts	1,794	851
Net loss on sale or disposal of assets	250	563
Share-based compensation	3,962	4,906
Excess tax benefits from share-based compensation	—	(445)
Other	884	4,489
Changes in operating assets and liabilities:
Trade accounts receivable	(1,594)	(3,339)
Inventory, prepaid expenses and other assets	5,507	(7,569)
Accounts payable and other accrued liabilities	3,491	(4,801)
Accrued payroll and related liabilities	(24,748)	12,955
Income taxes	27,508	16,855
Net cash provided by operating activities	100,291	93,909
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(81,721)	(160,385)
Property and equipment additions	(28,919)	(25,806)
Proceeds from sale of assets	349	12
Other	(6,203)	(7,346)
Net cash used in investing activities	(116,494)	(193,525)
Cash flows from financing activities:
Repayment of long-term obligations	(17,813)	(9,678)
Proceeds from revolving credit facility	45,000	90,000
Distributions to noncontrolling interest partners	(1,138)	(1,238)
Proceeds from formation of noncontrolling interests	335	—
Purchase of noncontrolling interests	(1,400)	(3,730)
Proceeds from issuance of common stock under stock incentive plans	90	286
Excess tax benefits from share-based compensation	—	445
Stock repurchases	(95)	(843)
Other	(812)	(333)
Net cash provided by financing activities	24,167	74,909
Effect of currency exchange rate changes on cash and cash equivalents	158	299
Increase (decrease) in cash and cash equivalents	8,122	(24,408)
Cash and cash equivalents at beginning of period	81,409	98,888
Cash and cash equivalents at end of period	$89,531	$74,480

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Continued) (Unaudited) (In thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$7,875	$5,173
Income taxes paid	$7,081	$14,213

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
March 31, 2017
(Unaudited)

1.	Nature of Operations
Our company, VCA Inc. (“VCA”) is a Delaware corporation formed in 1986 and is based in Los Angeles, California. We are an animal healthcare company with the following four operating segments: animal hospitals ("Animal Hospital"), veterinary diagnostic laboratories ("Laboratory"), veterinary medical technology ("Medical Technology"), and Camp Bow Wow Franchising, Inc. (f/k/a D.O.G. Enterprises, LLC ("Camp Bow Wow"). Our operating segments are aggregated into two reportable segments: Animal Hospital and Laboratory. Our Medical Technology and Camp Bow Wow operating segments are combined in our All Other category. See Note 9, Lines of Business within these notes to unaudited condensed, consolidated financial statements.
Our Animal Hospitals offer a full range of general medical and surgical services for companion animals. Our Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At March 31, 2017, we operated or managed 810 animal hospitals throughout 43 states and five Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2017, we operated 61 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of March 31, 2017, there were 130 Camp Bow Wow franchise locations operating in 33 states and one Canadian province.
On May 1, 2016, we acquired an 80% ownership interest in Companion Animal Practices, North America ("CAPNA"). CAPNA, founded in 2010, and at the time of acquisition, operated a network of 56 free standing animal hospitals in 18 states. Accordingly, CAPNA's results of operations are included in our Animal Hospital segment for the quarter ended March 31, 2017.
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

Merger Agreement
On January 7, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MMI Holdings, Inc. (“Acquiror”), Venice Merger Sub Inc., a wholly owned subsidiary of Acquiror (“Merger Sub”), and, solely for purposes of Section 9.15 of the Merger Agreement, Mars, Incorporated (“Mars”), pursuant to which, among other things, at the closing of the merger, we will become a wholly-owned subsidiary of Acquiror (the “Merger”). The Merger is subject to satisfaction of a number of customary closing conditions contained in the Merger Agreement, including the receipt of the outstanding required regulatory approvals and discussed in detail in the definitive proxy statement filed with the U.S. Securities and Exchange Commission by VCA on February 15, 2017 (the “Definitive Proxy Statement”). The Merger Agreement and the Merger are described in greater detail in the Definitive Proxy Statement and other materials and documents filed with the SEC, all of which are available on the SEC’s website at www.sec.gov. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

2.	Basis of Presentation
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the three months ended March 31, 2017 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2016
Goodwill	$2,047,894	$101,283	$145,302	$2,294,479
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	2,047,894	101,283	15,245	2,164,422
Goodwill acquired	75,884	—	—	75,884
Foreign translation adjustment	1,733	5	—	1,738
Other (1)	(13,855)	—	—	(13,855)
Balance as of March 31, 2017
Goodwill	2,111,656	101,288	145,302	2,358,246
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$2,111,656	$101,288	$15,245	$2,228,189
 ____________________________

(1)	"Other" consists primarily of measurement period adjustments.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued
Other Intangible Assets
Our acquisition related amortizable intangible assets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$228,148	$(71,469)	$156,679	$218,847	$(62,331)	$156,516
Covenants not-to-compete	25,592	(8,776)	16,816	23,990	(7,580)	16,410
Favorable lease assets	6,503	(3,008)	3,495	9,451	(5,855)	3,596
Technology	1,377	(845)	532	1,377	(795)	582
Trademarks	30,314	(8,974)	21,340	30,144	(7,713)	22,431
Client lists	10	(1)	9	10	(1)	9
Franchise rights	11,730	(3,030)	8,700	11,730	(2,737)	8,993
Total	$303,674	$(96,103)	$207,571	$295,549	$(87,012)	$208,537

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended March 31,
	2017	2016
Aggregate amortization expense	$11,425	$6,228
The estimated amortization expense related to other intangible assets for the remainder of 2017 and each of the succeeding years thereafter, as of March 31, 2017, is as follows (in thousands):

Definite-lived intangible assets:
Remainder of 2017	$33,413
2018	41,576
2019	38,461
2020	33,532
2021	23,264
Thereafter	37,325
Total	$207,571
Indefinite-lived intangible assets:
Trademarks	4,059
Total intangible assets	$211,630

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals during the three months ended March 31, 2017 and 2016, respectively. There were no laboratory acquisitions or dispositions during the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016
Animal Hospitals:
Acquisitions	15	24
Acquisitions, merged	—	(1)
Sold, closed or merged	—	(2)
Net increase	15	21

Animal Hospital Acquisitions
The purchase price allocations for some of the 2017 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration and the allocation of the purchase price for our independent animal hospitals acquired during the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Consideration:
Cash, net of cash acquired	$81,721	$157,325
Assumed debt	8,374	1,361
Holdbacks	1,600	3,508
Earn-outs	—	3,437
Fair value of total consideration transferred	$91,695	$165,631

Allocation of the Purchase Price:
Tangible assets	$5,395	$17,541
Identifiable intangible assets (1)	10,303	18,844
Goodwill (2)	75,884	129,246
Other liabilities assumed	113	—
Fair value of assets acquired and liabilities assumed	$91,695	$165,631
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants-not-to-compete is approximately five, two and five years, respectively.

(2)	We expect that $75.9 million and $129.2 million of the goodwill recorded for these acquisitions, as of March 31, 2017 and 2016, respectively, will be fully deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Deferred revenue	$24,037	$21,400
Holdbacks and earn-outs	14,403	20,823
Accrued other insurance	6,380	6,169
Deferred rent	5,492	5,347
Accrued health insurance	5,012	4,818
Miscellaneous accrued taxes (1)	4,407	2,966
Accrued worker's compensation	3,938	3,733
Accrued accounting and legal fees	3,822	2,508
Customer deposits	2,236	3,168
Accrued lease payments	1,355	1,409
Other	23,963	19,442
	$95,045	$91,783
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations
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

In 2016, ASU 2015-03 and ASU 2015-15 were adopted. In accordance with ASU 2015-03, the table below presents debt issuance costs as a direct deduction from the face amount of the corresponding notes in the current period and retrospectively in the prior fiscal year end.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

6.	Long-Term Obligations, continued

Long-term obligations consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017	December 31, 2016
Senior term notes	Principal amount	$863,500	$869,000
	Less unamortized debt issuance costs	(2,448)	(2,605)
	Senior term notes less unamortized debt issuance costs, secured by assets, variable interest rate (2.51% and 2.28% at March 31, 2017 and December 31, 2016, respectively) (1)	$861,052	$866,395
Revolving credit	Principal amount	$445,000	$400,000
	Less unamortized debt issuance costs	(3,866)	(4,093)
	Revolving line of credit less unamortized debt issuance costs, secured by assets, variable interest rate (2.49% and 2.28% at March 31, 2017 and December 31, 2016, respectively) (1)	$441,134	$395,907
Secured seller note	Notes payable matures in 2017, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Other Debt	1,819	1,801
	Total debt obligations	1,304,235	1,264,333
	Capital lease obligations	82,249	83,384
		1,386,484	1,347,717
	Less — current portion	(43,877)	(38,320)
		$1,342,607	$1,309,397
____________________________

(1)	Notes payable and the revolving line of credit at March 31, 2017 will mature in 2021 under the New Senior Credit Facility.

Interest Rate. In general, borrowings under the New Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 3, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 3, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended March 31, 2017, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
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

Maturity and Principal Payments. The senior term notes mature on June 29, 2021. Principal payments on the senior term notes are due in the amount of $5.5 million on June 30, 2017, $11.0 million due each calendar quarter from September 30, 2017 to and including June 30, 2019, $16.5 million due each calendar quarter from September 30, 2019 to and including June 30, 2020 and $22.0 million due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time and is applied to the unused portion of the commitment. The revolving credit facility matures on June 29, 2021. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At March 31, 2017, we had borrowings of $445.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for our senior credit facility (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Senior term notes	$27,500	$44,000	$55,000	$77,000	$660,000	$—
Revolving loans	—	—	—	—	445,000	—
	$27,500	$44,000	$55,000	$77,000	$1,105,000	$—

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

Debt Covenants. The New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the New Senior Credit Facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At March 31, 2017, we had a interest coverage ratio of 15.45 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.65 to 1.00, which was in compliance with the required ratio of no more than 3.75 to 1.00.

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

7.	Fair Value, continued

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

Non-Recurring Financial Measurements

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. During the quarter ended March 31, 2017, there were no changes to our non-recurring fair value measurements.

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

Long-Term Debt.    The fair value of debt at March 31, 2017 and December 31, 2016 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of March 31,		As of December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$1,308,500	$1,308,500	$1,269,000	$1,269,000

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
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

	Three Months Ended March 31,
	2017	2016
Net income attributable to VCA Inc.	$51,093	$46,227
Weighted-average common shares outstanding:
Basic	81,245	80,776
Effect of dilutive potential common shares:
Stock options	360	284
Non-vested shares and units	574	463
Diluted	82,179	81,523
Basic earnings per common share	$0.63	$0.57
Diluted earnings per common share	$0.62	$0.57
For the three months ended March 31, 2017 and 2016, potential common shares of 72,225 and 40,193, respectively, were excluded from the computation of diluted earnings per share.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,”, requiring all tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. Since excess tax benefits are no longer recognized in additional paid-in capital, we amended our calculation of earnings per share to exclude the excess tax benefits that would be included in additional paid-in capital under the treasury stock method. We elected to adopt this standard prospectively effective January 1, 2017. The adoption of this standard did not have a material impact on the weighted average number of diluted shares outstanding during the period.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

9.	Lines of Business

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
The accounting policies of our segments are the same as those described in the summary of significant accounting policies included in our 2016 Annual Report on Form 10-K. We evaluate the performance of our segments based on gross profit and operating income. For purposes of reviewing the operating performance of our segments, all intercompany sales and purchases are generally accounted for as if they were transactions with independent third parties at current market prices.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

9.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended March 31, 2017
External revenue	$568,181	$90,549	$18,639	$—	$882	$678,251
Intercompany revenue	—	20,599	3,930	—	(24,529)	—
Total revenue	568,181	111,148	22,569	—	(23,647)	678,251
Direct costs	481,871	51,555	13,883	—	(23,526)	523,783
Gross profit	86,310	59,593	8,686	—	(121)	154,468
Selling, general and administrative expense	17,611	9,906	6,640	24,244	—	58,401
Operating income (loss) before sale or disposal of assets	68,699	49,687	2,046	(24,244)	(121)	96,067
Net loss on sale or disposal of assets	211	38	1	—	—	250
Operating income (loss)	$68,488	$49,649	$2,045	$(24,244)	$(121)	$95,817
Depreciation and amortization	$26,658	$2,908	$829	$692	$(686)	$30,401
Property and equipment additions	$19,603	$7,640	$1,118	$1,621	$(1,063)	$28,919
Three Months Ended March 31, 2016
External revenue	$458,623	$89,240	$14,454	$—	$1,122	$563,439
Intercompany revenue	—	17,487	4,959	—	(22,446)	—
Total revenue	458,623	106,727	19,413	—	(21,324)	563,439
Direct costs	385,206	50,011	12,503	—	(21,061)	426,659
Gross profit	73,417	56,716	6,910	—	(263)	136,780
Selling, general and administrative expense	12,085	10,296	5,299	22,448	—	50,128
Operating income (loss) before sale or disposal of assets	61,332	46,420	1,611	(22,448)	(263)	86,652
Net loss (gain) on sale or disposal of assets	575	—	—	(12)	—	563
Operating income (loss)	$60,757	$46,420	$1,611	$(22,436)	$(263)	$86,089
Depreciation and amortization	$17,573	$2,781	$883	$638	$(586)	$21,289
Property and equipment additions	$18,544	$4,652	$607	$2,851	$(848)	$25,806

At March 31, 2017
Total assets	$3,229,297	$344,355	$74,078	$1,587,845	$(1,774,897)	$3,460,678
At December 31, 2016
Total assets	$3,137,177	$331,484	$74,752	$1,502,150	$(1,672,235)	$3,373,328

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

10.	Commitments and Contingencies

We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $9.2 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements taken as a whole. We recorded $8.6 million and $9.2 million in earn-out liabilities as of March 31, 2017 and December 31, 2016, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

10.	Commitments and Contingencies, continued

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
Following the announcement of the execution of the Merger Agreement, three putative stockholder class action complaints were filed in the United States District Court for the Central District of California relating to the proposed Merger with Mars: (1) Hight vs. VCA Inc., et al., Case No. 5:14-cv-00289, filed February 15, 2017, which named the Company, the Company’s Board of Directors, Mars, Merger Sub and Acquiror, as defendants, and which alleges, among other allegations, that (a) the consideration to be paid to the Company’s stockholders in connection with the proposed Merger is inadequate, (b) the Company’s Board of Directors and management have a conflict of interest due to continued employment and/or change in control payments, (c) the proposed Merger contains deal protection devices that preclude other bidders from making successful competing offers for the Company, and (d) the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions; (2) Moran vs. VCA Inc., et al., Case No. 2:17-cv-01502, filed February 23, 2017, which named the Company and the Company’s Board of Directors as defendants, and which alleges, among other allegations, that the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions; and (3) Krieger vs. VCA Inc., et al., Case No. 2:17-cv-01790, filed March 6, 2017, which named the Company and the Company’s Board of Directors as defendants, and which alleges, among other allegations, that the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions. Each of the actions assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder.
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
 On March 6, 2017, the plaintiff in the Krieger action filed a motion for preliminary injunction seeking to enjoin the shareholder vote on the merger, which motion was withdrawn after the Company filed a supplement to the proxy statement on March 13, 2017 addressing the alleged disclosure claims in these actions, without admitting any liability or wrongdoing and specifically denying that any additional disclosures were required under applicable law. On March 28, 2017, our stockholders voted to approve the Merger. Subsequent to the filing of the supplement to the proxy statement and the stockholder vote, the plaintiffs in the actions agreed to file a stipulation of dismissal with prejudice, acknowledging that the claims arising from the Merger identified in their complaints have become moot. As the plaintiffs in actions assert that the prosecution of the actions caused VCA to file the supplemental proxy statement plaintiffs’ counsel may assert a claim for attorneys’ fees and expenses in connection with the common benefit provided to our stockholders as a result of the filing of the supplemental proxy statement, plaintiffs’ counsel intend to petition the court for such fees and expenses if their claims for fees cannot be resolved through negotiations. If and when the stipulation of dismissal is filed, the plaintiffs will voluntarily dismiss their complaints, with prejudice, and the actions shall be so dismissed. Until such time, the Company will continue to vigorously defend against all claims asserted.
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
March 31, 2017
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2015		$8,588
Noncontrolling interest expense	$365
Redemption value change	(116)	249
Distributions to noncontrolling interest partners		(312)
Currency translation adjustment		167
Balance as of March 31, 2016		$8,692

Balance as of December 31, 2016		$10,379
Noncontrolling interest expense	$406
Redemption value change	(39)	367
Distributions to noncontrolling interest partners		(270)
Currency translation adjustment		21
Balance as of March 31, 2017		$10,497

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2015		$11,511
Noncontrolling interest expense	$387
Redemption value change	254	641
Distributions to noncontrolling interest partners		(365)
Balance as of March 31, 2016		$11,787

Balance as of December 31, 2016		$11,615
Noncontrolling interest expense	$369
Redemption value change	15	384
Purchase of noncontrolling interests		(1,210)
Distributions to noncontrolling interest partners		(391)
Balance as of March 31, 2017		$10,398

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
March 31, 2017
(Unaudited)

12.	Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify how an entity is required to test goodwill for impairment. The Board has eliminated Step 2, where an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. These amendments should reduce the cost and complexity of evaluating goodwill for impairment. The effective date and transition requirements of this ASU for public entities are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings  (SEC Update).” The SEC Staff Announcement applies to ASU 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The effective dates and transition requirements of this Update are different for each Topic included. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combination (Topic 805) Clarifying the Definition of a Business,” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This clarification is needed since the definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The effective date and transition requirements of this ASU for public entities are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2016, the FASB issued Accounting Standards Update ("ASU") 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” as part of the Board’s ongoing project on its agenda about Technical Corrections and Improvements to clarify the Codification or to correct unintended application of guidance. A separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 was issued to increase awareness of the proposals and to expedite improvements to Update 2014-09. This Update affects various areas of ASU 2014-09 including: Loan Guarantee Fees, Contract Costs-Impairment Testing, Contract Costs-Interaction of Impairment Testing with Guidance in Other Topics, Scope of Topic 606, Disclosure of Remaining Performance Obligations, Disclosure of Prior-Period Performance Obligations, Contract Modifications Example, Contract Asset versus Receivable, Refund Liability, and Advertising Costs. The effective date and transition requirements of this ASU for public entities would be the same as the effective date for ASU 2014-09 as amended by ASU 2015-04, which are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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
March 31, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to address the diversity that exists on how entities classify and present changes in restricted cash or restricted cash equivalents on the statement of cash flows. Other than limited guidance for not-for-profit entities, current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. The amendments in this update now provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This ASU is effective for public entities for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. We do not believe that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on eight specific cash flow issues where current GAAP is unclear or does not have specific guidance. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The effective date and transition requirements of this ASU for public entities are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements, however, we do not believe that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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
March 31, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

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

In March 2016, the FASB issued ASU 2016-09, “ Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as part of the Board’s Simplification Initiative. The Update requires that all excess tax benefits and tax deficiencies be recognized in the income statement as discrete tax items in the interim period in which they occur, clarifies that employee taxes paid when an employer withholds shares for tax purposes should be presented on the statement of cash flows as a financing activity, and changes the presentation of excess tax benefits on the statement of cash flows to be classified along with other income tax cash flows as an operating activity. It also provides for a policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the applicable provisions of ASU 2016-09 effective January 1, 2017 as follows:

•
The amendment requiring excess tax benefits to be recorded in the income statement has been applied prospectively effective January 1, 2017. Amounts previously recorded to additional paid in capital related to windfall tax benefits prior to January 1, 2017 remain in equity, and the December 31, 2016 balance sheet has not been adjusted.

•
The amendment eliminating the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) prior to recognition has been applied prospectively. As of January 1, 2017, we do not have unrecognized excess tax benefits.

•
The amendment requiring exclusion of excess tax benefits from the computation of assumed proceeds under the treasury stock method when calculating earnings per share has been applied prospectively effective January 1, 2017. Earnings per share for the prior quarter ended March 31, 2016 has not been adjusted.

•
The amendment requiring presentation of excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows rather than as a financing activity has been applied prospectively effective January 1, 2017. The statement of cash flows for the prior quarter ended March 31, 2016 has not been adjusted.

•	We have elected not to change our policy to estimate the number of forfeitures expected to occur.

The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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
March 31, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods or services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, " Revenue from Contracts with Customers: Deferral of the Effective Date" that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period begins after December 15, 2017.

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

13.    Subsequent Events

Subsequent to March 31, 2017, we acquired 7 hospitals for an estimated total consideration of $33.6 million, with acquired revenues of $17.4 million; the total consideration includes $4.3 million for the purchase of real property in connection with two of the acquisitions.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of May 9, 2017, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after May 9, 2017 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At March 31, 2017, our animal hospital network consisted of 810 animal hospitals in 43 states and in five Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At March 31, 2017, our laboratory network consisted of 61 laboratories serving all 50 states and certain areas in Canada.

For the three months ended March 31, 2017, our “All Other” category includes the results of our Medical Technology and Camp Bow Wow operating segments. Each of these segments did not meet the materiality thresholds to be considered reportable segments.
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
Executive Overview
During the three months ended March 31, 2017, we experienced increases in consolidated revenue, gross profit and operating income. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 3.7% for the three months ended March 31, 2017, as compared to the same period in the prior year. Our Laboratory internal revenue increased 5.5% for the three months ended March 31, 2017 as compared to the same period in the prior year. Our consolidated operating income increased 11.3% for the three months ended March 31, 2017, as compared to the same period in the prior year. Our consolidated operating margin decreased by 120 basis points to 14.1% for the three months ended March 31, 2017, as compared to the same period in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions, transaction costs and other discrete items, increased 16.2% for the three months ended March 31, 2017, as compared to the same period in the prior year. Our Non-GAAP consolidated operating margin decreased by 60 basis points for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments.
Recent Developments
On January 7, 2017, we entered into the Merger Agreement with MMI Holdings, Inc. (“Acquiror”), Venice Merger Sub Inc., a wholly owned subsidiary of Acquiror ("Merger Sub"), and, solely for purposes of Section 9.15 of the Merger Agreement, Mars, Incorporated (“Mars”), pursuant to which, among other things, at the closing of the merger, we will become a wholly-owned subsidiary of Acquiror. The Merger is subject to satisfaction of a number of customary closing conditions contained in the Merger Agreement, including the receipt of the outstanding required regulatory approvals. The Merger Agreement and the Merger are described in greater detail in the Company’s definitive proxy statement for the special meeting filed on February 15, 2017 with the SEC, and other materials and documents filed with the SEC, all of which are available on the SEC’s website at www.sec.gov. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2017.
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of March 31, 2017, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  During the three months ended March 31, 2017, no share repurchases were made since we elected to deploy our capital to fund acquisitions. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. The Merger Agreement limits our ability to repurchase shares of our Common Stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the three months ended March 31, 2017, we acquired $54.4 million of annualized Animal Hospital revenue.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Animal Hospitals:
Beginning of period	795	682
Acquisitions	15	24
Acquisitions, merged	—	(1)
Sold, closed or merged	—	(2)
End of period	810	703

Laboratories:
Beginning of period	61	60
Acquisitions	—	—
Acquisitions, merged	—	—
End of period	61	60

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2016 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Recent Accounting Pronouncements Adopted

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “ Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as part of the Board’s Simplification Initiative. The Update requires that all excess tax benefits and tax deficiencies be recognized in the income statement as discrete tax items in the interim period in which they occur, clarifies that employee taxes paid when an employer withholds shares for tax purposes should be presented on the statement of cash flows as a financing activity, and changes the presentation of excess tax benefits on the statement of cash flows to be classified along with other income tax cash flows as an operating activity. It also provides for a policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the applicable provisions of ASU 2016-09 effective January 1, 2017 as follows:

•
The amendment requiring excess tax benefits to be recorded in the income statement has been applied prospectively effective January 1, 2017. Amounts previously recorded to additional paid in capital related to windfall tax benefits prior to January 1, 2017 remain in equity, and the December 31, 2016 balance sheet has not been adjusted.

•
The amendment eliminating the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) prior to recognition has been applied prospectively. As of January 1, 2017, we do not have unrecognized excess tax benefits.

•
The amendment requiring exclusion of excess tax benefits from the computation of assumed proceeds under the treasury stock method when calculating earnings per share has been applied prospectively effective January 1, 2017. Earnings per share for the prior quarter ended March 31, 2016 has not been adjusted.

•
The amendment requiring presentation of excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows rather than as a financing activity has been applied prospectively effective January 1, 2017. The statement of cash flows for the prior quarter ended March 31, 2016 has not been adjusted.

•	We have elected not to change our policy to estimate the number of forfeitures expected to occur.
Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Revenue:
Animal Hospital	83.8%	81.4%
Laboratory	16.4	18.9
All Other	3.3	3.5
Intercompany	(3.5)	(3.8)
Total revenue	100.0	100.0
Direct costs	77.2	75.7
Gross profit	22.8	24.3
Selling, general and administrative expense	8.6	8.9
Net loss on sale or disposal of assets	0.1	0.1
Operating income	14.1	15.3
Interest expense, net	1.3	1.2
Income before provision for income taxes	12.8	14.1
Provision for income taxes	5.1	5.6
Net income	7.7	8.5
Net income attributable to noncontrolling interests	0.2	0.3
Net income attributable to VCA Inc.	7.5%	8.2%

Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	$	% of Total	$	% of Total	% Change
Animal Hospital	$568,181	83.8%	$458,623	81.4%	23.9%
Laboratory	111,148	16.4%	106,727	18.9%	4.1%
All Other	22,569	3.3%	19,413	3.5%	16.3%
Intercompany	(23,647)	(3.5)%	(21,324)	(3.8)%	(10.9)%
Total revenue	$678,251	100.0%	$563,439	100.0%	20.4%

Consolidated revenue increased $114.8 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase in revenue was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period. Excluding the impact of acquisitions, revenue increased $23.9 million for the three months ended March 31, 2017, primarily due to organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 3.7% for the three months ended March 31, 2017, as compared to the same period in the prior year. Our Laboratory internal revenue growth was 5.5% for the three months ended March 31, 2017, as compared to the same period in the prior year.
Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$481,871	84.8%	$385,206	84.0%	25.1%
Laboratory	51,555	46.4%	50,011	46.9%	3.1%
All Other	13,883	61.5%	12,503	64.4%	11.0%
Intercompany	(23,526)	(3.5)%	(21,061)	(3.7)%	(11.7)%
Total direct costs	$523,783	77.2%	$426,659	75.7%	22.8%

Consolidated direct costs increased $97.1 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase was primarily attributable to animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of animal hospital acquisitions, the increase in direct costs was primarily due to compensation related costs, supplies, and rent, predominately in the Animal Hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$86,310	15.2%	$73,417	16.0%	17.6%
Laboratory	59,593	53.6%	56,716	53.1%	5.1%
All Other	8,686	38.5%	6,910	35.6%	25.7%
Intercompany	(121)		(263)
Consolidated gross profit	$154,468	22.8%	$136,780	24.3%	12.9%
Intangible asset amortization associated with acquisitions	10,151		6,228
Non-GAAP consolidated gross profit and Non-GAAP gross margin (1)	$164,619	24.3%	$143,008	25.4%	15.1%
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

Consolidated gross profit increased $17.7 million for the three months ended March 31, 2017, as compared to the same period in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $21.6 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to acquisitions and organic revenue growth in our Animal Hospital and Laboratory business segments. The increase in Non-GAAP consolidated gross profit included $13.4 million of gross profit related to acquisitions consummated since the beginning of the comparable period in the prior year for the three months ended March 31, 2016.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $109.6 million for the three months ended March 31, 2017 as compared to the same period in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended March 31,
	2017	2016	% Change
Same-store facilities:
Orders (1)	2,457	2,486	(1.2)%
Average revenue per order (2)	$187.67	$178.88	4.9%
Same-store revenue (1)	$461,107	$444,693	3.7%
Business-day adjustment (3)	461	—
Acquisitions	104,853	11,540
Closures	2	2,390
Net acquired revenue (4)	$104,855	$13,930
Foreign currency impact	1,758	—
Total	$568,181	$458,623	23.9%
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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The 2017 Business-day adjustment reflects the impact of the one additional day in 2017 as compared to 2016.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period in the prior year. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions.

During the three months ended March 31, 2017, as compared to the same period in the prior year, our volume of same-store orders decreased primarily due to changes in our business environment on the mix of procedures performed. The migration of lower priced orders from our animal hospitals to other distribution channels and our emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders, has resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three months ended March 31, 2017, we experienced an overall increase in the number of higher-priced orders partially offset by a decrease in the number of lower-priced orders.
Price increases, as well as the mix in year over year growth rates of low to high-priced orders contributed to the overall increase in the average revenue per order. Prices at each of our animal hospitals are reviewed regularly and adjustments are made based on market considerations, demographics and our costs. These adjustments historically approximated an increase of 3% to 6% on most services at the majority of our animal hospitals and are typically implemented in November of each year; however, price increases in November 2016 generally ranged between 4% and 6%.

Direct Costs

Animal Hospital direct costs increased $96.7 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $54.7 million, medical supplies of $14.8 million, depreciation and amortization of $7.9 million and rent of $4.0 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended March 31,
	2017	2016	% Change
Gross profit	$86,310	$73,417	17.6%
Intangible asset amortization associated with acquisitions	9,428	5,240
Non-GAAP gross profit (1)	$95,738	$78,657	21.7%
Gross margin	15.2%	16.0%
Non-GAAP gross margin (1)	16.8%	17.2%

Same-store gross profit	$75,412	$71,473	5.5%
Intangible asset amortization associated with acquisitions	4,080	4,868
Non-GAAP same-store gross profit (1)	$79,492	$76,341	4.1%
Same-store gross margin	16.4%	16.1%
Non-GAAP same-store gross margin (1)	17.2%	17.2%
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

Consolidated Animal Hospital gross profit increased $12.9 million for the three months ended March 31, 2017, as compared to the same period in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $17.1 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $13.9 million for the three months ended March 31, 2017, and same-store revenue growth.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Revenue	$111,148	$106,727	4.1%
Gross profit	$59,593	$56,716	5.1%
Gross margin	53.6%	53.1%
Laboratory revenue increased $4.4 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended March 31,
	2017	2016	% Change
Internal growth:
Number of requisitions (1)	3,473	3,413	1.8%
Average revenue per requisition (2)	$32.00	$30.86	3.7%
Total internal revenue (1)	$111,148	$105,341	5.5%
Billing-day adjustment (3)	—	1,386
Total	$111,148	$106,727	4.1%
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

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2017 Business-day adjustment for the three months ended March 31, 2017 reflects the impact of the one additional day in 2016 as compared to 2017.
The increase in Laboratory revenue for the three months ended March 31, 2017, as compared to the same period in the prior year, was due to an increase in the number of requisitions and an increase in the average revenue per requisition.  The change in the average revenue per requisition was impacted by price increases in February 2017 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 53.6% for the three months ended March 31, 2017, as compared to 53.1% for the same period in the prior year. The improvement in gross margins is primarily attributable to leverage on labor and lab supplies.

Intercompany Revenue
Laboratory revenue for the three months ended March 31, 2017 included intercompany revenue of $20.6 million, generated by providing laboratory services to our animal hospitals, as compared to $17.5 million for the respective prior year period. All Other revenue for the three months ended March 31, 2017 included intercompany revenue of $3.9 million, generated by providing products and services to our animal hospitals and laboratories, as compared to $5.0 million for the respective prior year period. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our SG&A expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital (1)	$17,611	3.1%	$12,085	2.6%	45.7%
Laboratory	9,906	8.9%	10,296	9.6%	(3.8)%
All Other	6,640	29.4%	5,299	27.3%	25.3%
Corporate	24,244	3.6%	22,448	4.0%	8.0%
Total Consolidated SG&A	$58,401	8.6%	$50,128	8.9%	16.5%
Intangible asset amortization associated with acquisitions	1,274		—
Non-GAAP Consolidated SG&A (2)	$57,127		$50,128
____________________________

(1)
Animal Hospital SG&A as a percentage of revenue excluding Companion Animal Practices, North America ("CAPNA"), totaled 2.7%, for the three months ended March 31, 2017. CAPNA SG&A included intangible asset amortization of $1.2 million for the three months ended March 31, 2017.

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

Consolidated SG&A expense increased $8.3 million for the three months ended March 31, 2017, as compared to the same period in the prior year. Excluding SG&A related to CAPNA, consolidated SG&A increased $4.8 million for the three months ended March 31, 2017. The increase in consolidated SG&A expense for the three months ended March 31, 2017, was primarily due to increased transaction costs of $2.4 million at Corporate, related to the proposed acquisition of VCA by Mars and increased other general expenses of $0.8 million in our Animal Hospital segment. The remainder of the increase was attributed to other categories across our segments, all of which were individually immaterial.

Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended March 31,
	2017		2016
	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$68,488	12.1%	$60,757	13.2%	12.7%
Laboratory	49,649	44.7%	46,420	43.5%	7.0%
All Other	2,045	9.1%	1,611	8.3%	26.9%
Corporate	(24,244)		(22,436)		(8.1)%
Eliminations	(121)		(263)		54.0%
Total GAAP consolidated operating income	$95,817	14.1%	$86,089	15.3%	11.3%
Adjustments to other long-term liabilities	—		1,954
Transaction costs related to the CAPNA acquisition	—		966
Transaction costs related to the Mars transaction	3,383		—
Intangible asset amortization associated with acquisitions	11,425		6,228
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin (1)	$110,625	16.3%	$95,237	16.9%	16.2%
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

Consolidated operating income increased by $9.7 million during the three months ended March 31, 2017, as compared to the same period in the prior year. Non-GAAP consolidated operating income which excludes the impact of adjustments in the table above, increased by $15.4 million for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase in Non-GAAP consolidated operating income for the three months ended March 31, 2017, was primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs and SG&A is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives. For the three months ended March 31, 2017, and March 31, 2016 amortization expenses associated with acquired intangible assets was $11.4 million and $6.2 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense:
Senior term notes and revolver	$7,436	$4,165
Capital leases and other	1,393	1,238
Amortization of debt costs	383	433
Non-GAAP interest expense (1)	9,212	5,836
Adjustments to other long-term liabilities	—	1,398
Consolidated interest expense	9,212	7,234
Interest income	(185)	(139)
Total consolidated interest expense, net of interest income	$9,027	$7,095
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

The increase in consolidated net interest expense for the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily attributable to an increase in the weighted average debt balance of our senior credit facility and a higher effective LIBOR rate applied against our total credit facility, offset by an interest expense adjustment related to other long-term liabilities in 2016. The increase in our weighted average debt balance was primarily related to additional borrowings from our senior term notes and revolving credit facility, of which $345 million was drawn in connection with the acquisition of CAPNA during the three months ended June 30, 2016. Borrowings on the revolving credit facility at March 31, 2017 totaled $445 million.
Provision for Income Taxes
The effective tax rate of net income attributable to VCA for the three months ended March 31, 2017 was 40.4%, as compared to 39.4% for the year ended December 31, 2016.
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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31, 2017 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit, SG&A and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit, consolidated SG&A to Non-GAAP SG&A, and consolidated interest expense to Non-GAAP interest expense and consolidated operating income to Non-GAAP operating income.
Our Non-GAAP adjustments include the following:

•
Adjustments to other long-term liabilities - In the first quarter of 2016, we recorded a non-cash charge of $3.4 million, of which $2.0 million related to compensation and $1.4 million related to interest accretion.

•	Discrete tax items - In the first quarter of 2016, we recorded a non-cash tax adjustment to our income tax liabilities for $1.0 million.

•	Transaction costs related to the CAPNA acquisition - In the first quarter of 2016, we have recorded transaction costs of $966,000, related to our acquisition of CAPNA in May 1, 2016.

•	Transaction costs related to the Mars transaction - We have recorded transaction costs of $3.4 million, related to the proposed transaction with Mars.

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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended March 31,
	2017	2016
GAAP net income	$51,093	$46,227
Adjustments to other long-term liabilities	—	3,352
Discrete tax items	—	1,045
Transaction costs related to the CAPNA acquisition	—	966
Transaction costs related to the Mars transaction	3,383	—
Intangible asset amortization associated with acquisitions	10,624	6,228
Tax benefit on above adjustments	(5,483)	(4,128)
Non-GAAP net income	$59,617	$53,690
Non-GAAP diluted earnings per share	$0.73	$0.66
Shares used for computing adjusted diluted earnings per share	82,179	81,523

Liquidity and Capital Resources
Introduction
We generate cash primarily from (i) payments made by customers for our veterinary services, (ii) payments from animal hospitals and other clients for our laboratory services, and (iii) proceeds received from the sale of our imaging equipment and other related services. Our business historically has experienced strong liquidity, as fees for services provided in our animal hospitals are due at the time of service and fees for laboratory services are collected under standard industry terms. Our cash disbursements are primarily for payments related to the compensation of our employees, supplies and inventory purchases for our operating segments, occupancy and other administrative costs, interest expense, payments on long-term borrowings, capital expenditures, acquisitions and share repurchases. Cash outflows fluctuate with the amount and timing of the settlement of these transactions.
We manage our cash, investments and capital structure so we are able to meet the short-term and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment and financing within the overall constraints of our financial strategy.
At March 31, 2017, our consolidated cash and cash equivalents totaled $89.5 million, representing an increase of $8.1 million, compared to December 31, 2016. Cash flows generated from operating activities totaled $100.3 million for the three months ended March 31, 2017, representing an increase of $6.4 million, compared to the three months ended March 31, 2016.
At March 31, 2017, $25.3 million of the $89.5 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. As of March 31, 2017 we had $355 million available under our revolving credit facility, which allows us to maintain further operating and financial flexibility. In the future, we plan to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.
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
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. This plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of March 31, 2017, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended March 31, 2017, we did not repurchase any shares under the existing repurchase authorization. The Merger Agreement limits our ability to repurchase shares of our Common Stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated.

For the year ended 2017, we expect to spend approximately $131 million for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which, $28.9 million has been incurred through March 31, 2017.
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
Debt Related Covenants
Our New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of March 31, 2017, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At March 31, 2017, we had an interest coverage ratio of 15.45 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The New Senior Credit Facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by our New Senior Credit Facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At March 31, 2017, we had a leverage ratio of 2.65 to 1.00, which was in compliance with the required ratio of no more than 3.75 to 1.00 from March 31, 2017 until December 31, 2017 as defined under the New Senior Credit facility. The New Senior Credit Facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$100,291	$93,909
Investing activities	(116,494)	(193,525)
Financing activities	24,167	74,909
Effect of currency exchange rate changes on cash and cash equivalents	158	299
Increase (decrease) in cash and cash equivalents	8,122	(24,408)
Cash and cash equivalents at beginning of period	81,409	98,888
Cash and cash equivalents at end of period	$89,531	$74,480
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $6.4 million for the three months ended March 31, 2017, as compared to the prior-year period. Operating cash flows for the three months ended March 31, 2017 included $52.5 million of net income, net non-cash expenses of $37.7 million and net cash provided as a result of changes in operating assets and liabilities of $10.2 million. The changes in operating assets and liabilities included a $15.9 million increase in income taxes payable, an $11.6 million decrease in prepaid income taxes, a $5.5 million decrease in inventory, prepaid expenses and other assets, and a $3.5 million increase in accounts payable and other accrued liabilities, partially offset by a $24.7 million decrease in accrued payroll and related liabilities and a $1.6 million increase in trade accounts receivable. The increases in income taxes payable and accounts payable and other accrued liabilities, and the decreases in prepaid income taxes and accrued payroll and related liabilities are primarily due to the timing of payment obligations. The decrease in inventory, prepaid expenses and other assets primarily relates to decreases in the accruals for partner program receivables and other receivables for working capital adjustments related to our Canadian acquisitions, partially offset by an increase in prepaid maintenance for software. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments.
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
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(81,721)	$(160,385)	$78,664	(1)
Property and equipment additions	(28,919)	(25,806)	(3,113)	(2)
Proceeds from sale of assets	349	12	337
Other	(6,203)	(7,346)	1,143	(3)
Net cash used in investing activities	$(116,494)	$(193,525)	$77,031
 ____________________________

(1)	The number of acquisitions will vary from period to period based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)	We paid $4.8 million in connection with our acquisition holdbacks. Payouts will vary from period to period based on the timing of each acquisition and the acquisition holdback period.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Financing Cash Flows:
Repayment of long-term obligations	(17,813)	(9,678)	(8,135)	(1)
Proceeds from revolving credit facility	45,000	90,000	(45,000)	(2)
Distributions to noncontrolling interest partners	(1,138)	(1,238)	100
Purchase of noncontrolling interests	(1,400)	(3,730)	2,330	(3)
Proceeds from formation of noncontrolling interests	335	—	335
Proceeds from issuance of common stock under stock incentive plans	90	286	(196)
Excess tax benefits from share-based compensation	—	445	(445)
Stock repurchases	(95)	(843)	748
Other	(812)	(333)	(479)
Net cash provided by financing activities	$24,167	$74,909	$(50,742)

____________________________

(1)
The repayment of long-term obligations consists primarily of $6.3 million in subsequent payoff of debt assumed in acquisitions, $5.5 million in scheduled senior-term note principal, and $1.2 million in capital lease payments.

(2)	In 2017, we borrowed $45.0 million from our June 2016 Revolving Credit Facility in which the proceeds were primarily used to fund our individual hospital acquisitions.
In 2016, we borrowed $90.0 million from our August 2014 Revolving Credit Facility in which the proceeds were primarily used to fund our individual hospital acquisitions.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.
Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2016 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of March 31, 2017 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$1,310,548	$38,910	$105,158	$1,165,860	$620
Variable cash interest expense Term A(1)	128,058	32,174	61,098	34,786	—
	$1,438,606	$71,084	$166,256	$1,200,646	$620
_______________________________

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of March 31, 2017.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of March 31, 2017, we do not have any off-balance-sheet financing arrangements.

Description of Indebtedness
Senior Credit Facility
We entered into a Senior Credit Facility on June 29, 2016 and pay interest on our senior term notes and revolving credit facility based on the interest rate offered to our administrative agent on, the Eurodollar rate plus the applicable margin determined by reference to the leverage ratio in effect from time-to-time, ranging from 1.00% to 2.00% per annum, as set forth in the table in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q. We pay a commitment fee on our revolving credit facility determined by reference to the Leverage Ratio in effect from time-to-time ranging from 0.25% to 0.40% per annum, as set forth in Note 6, Long-Term Obligations, of this quarterly report on Form 10-Q.
At March 31, 2017, we had $864 million in principal outstanding under our senior term notes and $445 million borrowings outstanding under our revolving credit facility.
The senior term notes and the revolving credit facility will mature in June 2021.
Other Debt and Capital Lease Obligations
At March 31, 2017, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $5.4 million and $78.9 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2017 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2046 and various interest rates ranging from 1.9% to 15.0%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in Part II, Item 7A, of our 2016 Annual Report on Form 10-K.

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
Following the announcement of the execution of the Merger Agreement, three putative stockholder class action complaints were filed in the United States District Court for the Central District of California relating to the proposed Merger with Mars: (1) Hight vs. VCA Inc., et al., Case No. 5:14-cv-00289, filed February 15, 2017, which named the Company, the Company’s Board of Directors, Mars, Merger Sub and Acquiror, as defendants, and which alleges, among other allegations, that (a) the consideration to be paid to the Company’s stockholders in connection with the proposed Merger is inadequate, (b) the Company’s Board of Directors and management have a conflict of interest due to continued employment and/or change in control payments, (c) the proposed Merger contains deal protection devices that preclude other bidders from making successful competing offers for the Company, and (d) the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions; (2) Moran vs. VCA Inc., et al., Case No. 2:17-cv-01502, filed February 23, 2017, which named the Company and the Company’s Board of Directors as defendants, and which alleges, among other allegations, that the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions; and (3) Krieger vs. VCA Inc., et al., Case No. 2:17-cv-01790, filed March 6, 2017, which named the Company and the Company’s Board of Directors as defendants, and which alleges, among other allegations, that the disclosures included in the proxy statement filed by the Company contain materially false or misleading statements or omissions. Each of the actions assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder.
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
 On March 6, 2017, the plaintiff in the Krieger action filed a motion for preliminary injunction seeking to enjoin the shareholder vote on the merger, which motion was withdrawn after the Company filed a supplement to the proxy statement on March 13, 2017 addressing the alleged disclosure claims in these actions, without admitting any liability or wrongdoing and specifically denying that any additional disclosures were required under applicable law. On March 28, 2017, our stockholders voted to approve the Merger. Subsequent to the filing of the supplement to the proxy statement and the stockholder vote, the plaintiffs in the actions agreed to file a stipulation of dismissal with prejudice, acknowledging that the claims arising from the Merger identified in their complaints have become moot. As the plaintiffs in actions assert that the prosecution of the actions caused VCA to file the supplemental proxy statement plaintiffs’ counsel may assert a claim for attorneys’ fees and expenses in connection with the common benefit provided to our stockholders as a result of the filing of the supplemental proxy statement, plaintiffs’ counsel intend to petition the court for such fees and expenses if their claims for fees cannot be resolved through negotiations. If and when the stipulation of dismissal is filed, the plaintiffs will voluntarily dismiss their complaints, with prejudice, and the actions shall be so dismissed. Until such time, the Company will continue to vigorously defend against all claims asserted.
In addition to the lawsuits described above, we are party to ordinary routine legal proceedings and claims incidental to our business, but we are not currently a party to any legal proceeding that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2016 Annual Report on Form 10-K.

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

The following table provides information on shares of our common stock we repurchased during the quarter ended March 31, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

January 1, 2017 to January 31,2017	—	$—	—	$101,058,831
February 1, 2017 to February 28, 2017	1,106	$90.96	—	$101,058,831
March 1, 2017 to March 31, 2017	—	$—	—	$101,058,831
	1,106	$90.96	—	$101,058,831

________________________________________________

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. For the quarter ended March 31, 2017, no shares were repurchased in the open market or in block trades pursuant to a previously-announced share repurchase program (see (4) below). There were 1,106 shares of common stock surrendered to us by employees to satisfy exercise cost and minimum statutory withholding tax obligations in connection with the vesting of restricted stock and payout of restricted stock units.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2017.

Date:	May 9, 2017	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document