Form 10-Q
period 2017-06-30
VCA INC
filed 2017-08-08
CIK 817366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $0.001 par value, 81,269,757 shares as of August 2, 2017.

VCA Inc. and Subsidiaries
Form 10-Q
June 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VCA Inc. and Subsidiaries
Condensed, Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$119,052	$81,409
Trade accounts receivable, less allowance for uncollectible accounts of $22,781 and $23,440 at June 30, 2017 and December 31, 2016, respectively	86,323	85,593
Inventory	56,541	57,590
Prepaid expenses and other	42,721	44,752
Prepaid income taxes	—	11,705
Total current assets	304,637	281,049
Property and equipment, net	656,362	613,224
Goodwill	2,264,265	2,164,422
Other intangible assets, net	207,158	212,577
Notes receivable	2,196	2,147
Other	103,107	99,909
Total assets	$3,537,725	$3,373,328
Liabilities and Equity
Current liabilities:
Current portion of long-term obligations	$49,347	$38,320
Accounts payable	57,231	68,587
Accrued payroll and related liabilities	96,072	97,806
Income tax payable	4,732	—
Other accrued liabilities	93,053	91,783
Total current liabilities	300,435	296,496
Long-term obligations, net	1,325,411	1,309,397
Deferred income taxes, net	148,368	142,535
Other liabilities	47,472	44,560
Total liabilities	1,821,686	1,792,988
Commitments and contingencies	—	—
Redeemable noncontrolling interests	10,558	11,615
Preferred stock, par value $0.001, 11,000 shares authorized, none outstanding	—	—
VCA Inc. stockholders’ equity:
Common stock, par value $0.001, 175,000 shares authorized, 81,270 and 81,231 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	81	81
Additional paid-in capital	40,985	32,157
Retained earnings	1,603,196	1,484,391
Accumulated other comprehensive loss	(37,075)	(45,406)
Total VCA Inc. stockholders’ equity	1,607,187	1,471,223
Noncontrolling interests	98,294	97,502
Total equity	1,705,481	1,568,725
Total liabilities and equity	$3,537,725	$3,373,328

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$743,132	$653,489	$1,421,383	$1,216,928
Direct costs	558,039	489,541	1,081,822	916,200
Gross profit	185,093	163,948	339,561	300,728
Selling, general and administrative expense	59,776	48,190	118,177	98,318
Net loss (gain) on sale or disposal of assets	230	(271)	480	292
Operating income	125,087	116,029	220,904	202,118
Interest expense, net	10,169	7,867	19,196	14,962
Debt retirement costs	—	1,600	—	1,600
Other income	(280)	(600)	(582)	(864)
Income before provision for income taxes	115,198	107,162	202,290	186,420
Provision for income taxes	44,774	40,736	79,413	72,272
Net income	70,424	66,426	122,877	114,148
Net income attributable to noncontrolling interests	2,712	2,376	4,072	3,871
Net income attributable to VCA Inc.	$67,712	$64,050	$118,805	$110,277
Basic earnings per share	$0.83	$0.79	$1.46	$1.36
Diluted earnings per share	$0.82	$0.78	$1.45	$1.35
Weighted-average shares outstanding for basic earnings per share	81,267	80,835	81,256	80,806
Weighted-average shares outstanding for diluted earnings per share	82,228	81,729	82,204	81,630

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (1)	$70,424	$66,426	$122,877	$114,148
Other comprehensive income:
Foreign currency translation adjustments	6,175	32	8,556	12,630
Other comprehensive income	6,175	32	8,556	12,630
Total comprehensive income	76,599	66,458	131,433	126,778
Comprehensive income attributable to noncontrolling interests (1)	2,878	2,446	4,297	4,294
Comprehensive income attributable to VCA Inc.	$73,721	$64,012	$127,136	$122,484
____________________________

(1)
Includes approximately $1.8 million and $2.1 million of net income related to redeemable and mandatorily redeemable noncontrolling interests for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Condensed, Consolidated Statements of Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Shares	Amount
Balances, December 31, 2015	80,764	$81	$19,708	$1,275,207	$(50,034)	$12,072	$1,257,034
Net income (excludes $1,300 and $827 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	110,277	—	1,744	112,021
Other comprehensive income (excludes $168 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	12,207	255	12,462
Formation of noncontrolling interests	—	—	—	—	—	88,949	88,949
Distributions to noncontrolling interests	—	—	—	—	—	(1,166)	(1,166)
Purchase of noncontrolling interests	—	—	(1,822)	—	—	(1,908)	(3,730)
Share-based compensation	—	—	9,104	—	—	—	9,104
Issuance of common stock under stock incentive plans	117	—	1,122	—	—	—	1,122
Stock repurchases	(18)	—	(843)	—	—	—	(843)
Excess tax benefit from share-based compensation	—	—	1,421	—	—	—	1,421
Other	—	—	6	—	—	(85)	(79)
Balances, June 30, 2016	80,863	$81	$28,696	$1,385,484	$(37,827)	$99,861	$1,476,295

Balances, December 31, 2016	81,231	$81	$32,157	$1,484,391	$(45,406)	$97,502	$1,568,725
Net income (excludes $969 and $810 related to redeemable and mandatorily redeemable noncontrolling interests, respectively)	—	—	—	118,805	—	2,293	121,098
Other comprehensive income (excludes $87 related to mandatorily redeemable noncontrolling interests)	—	—	—	—	8,331	138	8,469
Formation of noncontrolling interests	—	—	—	—	—	335	335
Distributions to noncontrolling interests	—	—	—	—	—	(983)	(983)
Purchase of noncontrolling interests (excludes $1,185 related to redeemable noncontrolling interests)	—	—	(216)	—	—	—	(216)
Share-based compensation	—	—	7,993	—	—	—	7,993
Issuance of common stock under stock incentive plans	42	—	90	—	—	—	90
Stock repurchases	(3)	—	(129)	—	—	—	(129)
Other	—	—	1,090	—	—	(991)	99
Balances, June 30, 2017	81,270	$81	$40,985	$1,603,196	$(37,075)	$98,294	$1,705,481

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$122,877	$114,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,920	46,978
Amortization of debt issue costs	767	865
Provision for uncollectible accounts	4,319	2,891
Debt retirement costs	—	1,600
Net loss on sale or disposal of assets	480	292
Share-based compensation	7,993	9,104
Excess tax benefits from share-based compensation	—	(1,421)
Other	(1,332)	6,665
Changes in operating assets and liabilities:
Trade accounts receivable	(5,318)	(7,065)
Inventory, prepaid expenses and other assets	1,287	(15,607)
Accounts payable and other accrued liabilities	8,777	5,889
Accrued payroll and related liabilities	(1,936)	2,817
Income taxes	16,449	23,557
Net cash provided by operating activities	215,283	190,713
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(123,852)	(540,878)
Property and equipment additions	(54,638)	(58,814)
Proceeds from sale of assets	1,747	282
Other	(7,900)	(4,924)
Net cash used in investing activities	(184,643)	(604,334)
Cash flows from financing activities:
Repayment of long-term obligations	(28,259)	(1,256,250)
Proceeds from issuance of long-term obligations	—	1,255,000
Repayment of revolving credit facility	(30,000)	—
Proceeds from revolving credit facility	70,000	435,000
Payment of financing costs	—	(3,829)
Distributions to noncontrolling interest partners	(2,333)	(2,554)
Purchase of noncontrolling interests	(1,401)	(3,730)
Proceeds from formation of noncontrolling interests	335	—
Proceeds from issuance of common stock under stock incentive plans	90	1,122
Excess tax benefits from share-based compensation	—	1,421
Stock repurchases	(129)	(843)
Other	(1,479)	(1,233)
Net cash provided by financing activities	6,824	424,104
Effect of currency exchange rate changes on cash and cash equivalents	179	313
Increase in cash and cash equivalents	37,643	10,796
Cash and cash equivalents at beginning of period	81,409	98,888
Cash and cash equivalents at end of period	$119,052	$109,684

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries Condensed, Consolidated Statements of Cash Flows (Continued) (Unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$15,990	$12,272
Income taxes paid	$62,727	$47,326

The accompanying notes are an integral part of these condensed, consolidated financial statements.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements
June 30, 2017
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
Our Animal Hospitals offer a full range of general medical and surgical services for companion animals. Our Animal Hospitals treat diseases and injuries, provide pharmaceutical products and perform a variety of pet-wellness programs, including health examinations, diagnostic testing, vaccinations, spaying, neutering and dental care. At June 30, 2017, we operated or managed 812 animal hospitals throughout 43 states and five Canadian provinces.
We operate a full-service veterinary diagnostic laboratory network serving all 50 states and certain areas in Canada. Our Laboratory network provides sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2017, we operated 62 laboratories of various sizes located strategically throughout the United States and Canada.
Our Medical Technology business sells digital radiography and ultrasound imaging equipment, provides education and training on the use of that equipment, provides consulting and mobile imaging services, and sells software and ancillary services to the veterinary market.
Our Camp Bow Wow business franchises a premier provider of pet services including dog day care, overnight boarding, grooming and other ancillary services at specially designed pet care facilities, principally under the trademark Camp Bow Wow®.  As of June 30, 2017, there were 132 Camp Bow Wow franchise locations operating in 33 states and one Canadian province.
On May 1, 2016, we acquired an 80% ownership interest in Companion Animal Practices, North America ("CAPNA"). CAPNA, founded in 2010, and at the time of acquisition, operated a network of 56 free standing animal hospitals in 18 states. Accordingly, CAPNA's results of operations are included in our Animal Hospital segment.
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
June 30, 2017
(Unaudited)

2.	Basis of Presentation
Our accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements as permitted under applicable rules and regulations. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to our audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K.

The preparation of our condensed, consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed, consolidated financial statements and notes thereto. Actual results could differ from those estimates.

3.	Goodwill and Other Long-Lived Assets
Goodwill
The following table presents the changes in the carrying amount of our goodwill for the six months ended June 30, 2017 (in thousands):

	Animal Hospital	Laboratory	All Other	Total
Balance as of December 31, 2016
Goodwill	$2,047,894	$101,283	$145,302	$2,294,479
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	2,047,894	101,283	15,245	2,164,422
Goodwill acquired	109,090	—	—	109,090
Foreign translation adjustment	6,301	16	—	6,317
Other (1)	(15,564)	—	—	(15,564)
Balance as of June 30, 2017
Goodwill	2,147,721	101,299	145,302	2,394,322
Accumulated impairment losses	—	—	(130,057)	(130,057)
Subtotal	$2,147,721	$101,299	$15,245	$2,264,265
 ____________________________

(1)	"Other" consists primarily of measurement period adjustments and the sale of an animal hospital.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

3.	Goodwill and Other Long-Lived Assets, continued
Other Intangible Assets
Our acquisition related amortizable intangible assets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-contractual customer relationships	$232,789	$(78,875)	$153,914	$218,847	$(62,331)	$156,516
Covenants not-to-compete	26,276	(9,847)	16,429	23,990	(7,580)	16,410
Favorable lease assets	6,509	(3,112)	3,397	9,451	(5,855)	3,596
Technology	1,377	(893)	484	1,377	(795)	582
Trademarks	30,752	(10,291)	20,461	30,144	(7,713)	22,431
Client lists	10	(2)	8	10	(1)	9
Franchise rights	11,730	(3,324)	8,406	11,730	(2,737)	8,993
Total	$309,443	$(106,344)	$203,099	$295,549	$(87,012)	$208,537

The following table summarizes our aggregate amortization expense related to other intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Aggregate amortization expense	$11,338	$9,798	$22,763	$16,026
The estimated amortization expense related to other intangible assets for the remainder of 2017 and each of the succeeding years thereafter, as of June 30, 2017, is as follows (in thousands):

Definite-lived intangible assets:
Remainder of 2017	$22,782
2018	43,018
2019	39,864
2020	34,819
2021	24,485
Thereafter	38,131
Total	$203,099
Indefinite-lived intangible assets:
Trademarks	4,059
Total intangible assets	$207,158

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

4.	Acquisitions

The table below reflects the activity related to the acquisitions and dispositions of our animal hospitals and laboratories during the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
	2017	2016
Animal Hospitals:
Acquisitions, excluding CAPNA in 2016 (1)	24	37
CAPNA (2)	—	56
Acquisitions, merged	(2)	(3)
Sold, closed or merged	(5)	(5)
Net increase	17	85

Laboratories:
New facilities	1	—
Net increase	1	—
____________________________

(1)	Includes additional independent animal hospitals that were acquired by CAPNA subsequent to its May 2016 acquisition.

(2)	On May 1, 2016, we acquired an 80% ownership interest in CAPNA.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

4.	Acquisitions, continued

Animal Hospital Acquisitions, excluding CAPNA
The purchase price allocations for some of the 2017 animal hospital acquisitions included in the table below are preliminary; however, adjustments, if any, are not expected to be material. The measurement periods for purchase price allocations do not exceed 12 months from the acquisition date. The following table summarizes the aggregate consideration and the allocation of the purchase price for our independent animal hospitals acquired during the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six Months Ended June 30,
	2017	2016
Consideration:
Cash	$123,889	$188,329
Cash acquired	(37)	(970)
Cash, net of cash acquired	$123,852	$187,359
Assumed debt	9,697	2,601
Holdbacks	2,255	4,148
Earn-outs	596	4,002
Fair value of total consideration transferred	$136,400	$198,110

Allocation of the Purchase Price:
Tangible assets	$11,086	$21,521
Identifiable intangible assets (1)	16,560	24,325
Goodwill (2)	109,090	153,012
Other liabilities assumed	(336)	(437)
Fair value of assets acquired and liabilities assumed	$136,400	$198,421
Noncontrolling interest	—	(311)
Total	$136,400	$198,110
____________________________

(1)
Identifiable intangible assets include customer relationships, trademarks and covenants-not-to-compete. The weighted-average amortization period for the total identifiable intangible assets is approximately five years. The weighted-average amortization period for customer relationships, trademarks and covenants-not-to-compete is approximately five, seven and five years, respectively.

(2)	We expect that $99.8 million and $146.9 million of the goodwill recorded for these acquisitions, as of June 30, 2017 and 2016, respectively, will be fully deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

4.	Acquisitions, continued

2016 CAPNA Acquisition
On May 1, 2016, we acquired an 80% ownership interest in CAPNA for a purchase price of $350.4 million. CAPNA, founded in 2010, is located in Las Vegas, Nevada, and at the time of its acquisition, operated a network of 56 free standing animal hospitals in 18 states.

The following table summarizes the purchase price and the final allocation of the purchase price (in thousands):

Consideration:
Cash	$352,829
Cash acquired	(3,405)
Cash, net of cash acquired	$349,424
Holdbacks	1,000
Fair value of total consideration transferred	$350,424

Allocation of the Purchase Price:
Tangible assets	$36,381
Identifiable intangible assets (1)	102,300
Goodwill (2)	325,517
Other liabilities assumed	(27,774)
Fair value of assets acquired and liabilities assumed	$436,424
Noncontrolling interest	(86,000)
Total	$350,424
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

(2)	As of June 30, 2017, we expect that $262.2 million of goodwill recorded for this acquisition will be deductible for income tax purposes.

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

5.	Other Accrued Liabilities
Other accrued liabilities consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Deferred revenue	$23,702	$21,400
Holdbacks and earn-outs	14,225	20,823
Deferred rent	5,690	5,347
Accrued health insurance	5,548	4,818
Accrued worker's compensation	5,530	3,733
Miscellaneous accrued taxes (1)	4,855	2,966
Accrued accounting and legal fees	3,992	2,508
Accrued other insurance	2,744	6,169
Customer deposits	1,663	3,168
Accrued lease payments	1,571	1,409
Other	23,533	19,442
	$93,053	$91,783
____________________________
(1)    Includes property, sales and use taxes.

6.	Long-Term Obligations
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

6.	Long-Term Obligations, continued

Long-term obligations consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

		June 30, 2017	December 31, 2016
Senior term notes	Principal amount	$858,000	$869,000
	Less unamortized debt issuance costs	(2,293)	(2,605)
	Senior term notes less unamortized debt issuance costs, secured by assets, variable interest rate (2.73% and 2.28% at June 30, 2017 and December 31, 2016, respectively) (1)	$855,707	$866,395
Revolving credit	Principal amount	$440,000	$400,000
	Less unamortized debt issuance costs	(3,638)	(4,093)
	Revolving line of credit less unamortized debt issuance costs, secured by assets, variable interest rate (2.73% and 2.28% at June 30, 2017 and December 31, 2016, respectively) (1)	$436,362	$395,907
Secured seller note	Notes payable matures in 2017, secured by assets and stock of certain subsidiaries, with interest rate of 10.0%	230	230
	Other Debt	1,418	1,801
	Total debt obligations	1,293,717	1,264,333
	Capital lease obligations	81,041	83,384
		1,374,758	1,347,717
	Less — current portion	(49,347)	(38,320)
		$1,325,411	$1,309,397
____________________________

(1)	Notes payable and the revolving line of credit at June 30, 2017 will mature in 2021 under the New Senior Credit Facility.

Interest Rate. In general, borrowings under the New Senior Credit Facility (including swing line borrowings) bear interest, at our option, on either:

•	the base rate (as defined below) plus the applicable margin of 0.50% (Pricing Tier 3, see table below) per annum; or

•	the Eurodollar rate (as defined below), plus a margin of 1.50% (Pricing Tier 3, see table below) per annum

Each of the aforementioned margins remain applicable until the date of delivery of the compliance certificate and the financial statements, for the period ended June 30, 2017, at which time the applicable margin will be determined by reference to the leverage ratio in effect from time to time as set forth in the following table:

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
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

Maturity and Principal Payments. The senior term notes mature on June 29, 2021. Principal payments on the senior term notes are due in the amount of $11.0 million each calendar quarter from September 30, 2017 to and including June 30, 2019, $16.5 million due each calendar quarter from September 30, 2019 to and including June 30, 2020 and $22.0 million due each calendar quarter thereafter with a final payment of the outstanding principal balance due upon maturity.

The revolving credit facility has a per annum commitment fee determined by reference to the Leverage Ratio in effect from time to time and is applied to the unused portion of the commitment. The revolving credit facility matures on June 29, 2021. Principal payments on the revolving credit facility are made at our discretion with the entire unpaid amount due at maturity. At June 30, 2017, we had borrowings of $440.0 million under our revolving credit facility.

The following table sets forth the scheduled principal payments for our senior credit facility (in thousands):

	2017	2018	2019	2020	2021	Thereafter
Senior term notes	$22,000	$44,000	$55,000	$77,000	$660,000	$—
Revolving loans	—	—	—	—	440,000	—
	$22,000	$44,000	$55,000	$77,000	$1,100,000	$—

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

Debt Covenants. The New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. In addition, the New Senior Credit Facility has restrictions pertaining to the payment of cash dividends on all classes of stock. At June 30, 2017, we had a interest coverage ratio of 14.75 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00, and a leverage ratio of 2.59 to 1.00, which was in compliance with the required ratio of no more than 3.75 to 1.00.

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
June 30, 2017
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

Non-Recurring Financial Measurements

Non-financial assets such as property, plant and equipment, land, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset and are accounted for in accordance with FASB’s guidance on fair value measurement. During the quarter ended June 30, 2017, there were no changes to our non-recurring fair value measurements.

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

Long-Term Debt.    The fair value of debt at June 30, 2017 and December 31, 2016 is based upon the ask price quoted from an external source, which is considered a Level 2 input.

The following table reflects the carrying value and fair value of our variable-rate long-term debt (in thousands):

	As of June 30,		As of December 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable-rate long-term debt	$1,298,000	$1,298,000	$1,269,000	$1,269,000

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to VCA Inc.	$67,712	$64,050	$118,805	$110,277
Weighted-average common shares outstanding:
Basic	81,267	80,835	81,256	80,806
Effect of dilutive potential common shares:
Stock options	361	295	361	294
Non-vested shares and units	600	599	587	530
Diluted	82,228	81,729	82,204	81,630
Basic earnings per common share	$0.83	$0.79	$1.46	$1.36
Diluted earnings per common share	$0.82	$0.78	$1.45	$1.35
For the three months ended June 30, 2017 and 2016, potential common shares of 58,359 and 21,122, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
For the six months ended June 30, 2017 and 2016, potential common shares of 68,938 and 24,047, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
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
June 30, 2017
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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

9.	Lines of Business, continued

The following is a summary of certain financial data for each of our segments (in thousands):

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Three Months Ended June 30, 2017
External revenue	$628,798	$95,269	$18,225	$—	$840	$743,132
Intercompany revenue	—	21,932	4,308	—	(26,240)	—
Total revenue	628,798	117,201	22,533	—	(25,400)	743,132
Direct costs	516,239	53,777	13,177	—	(25,154)	558,039
Gross profit	112,559	63,424	9,356	—	(246)	185,093
Selling, general and administrative expense	16,745	9,975	7,512	25,544	—	59,776
Operating income (loss) before sale or disposal of assets	95,814	53,449	1,844	(25,544)	(246)	125,317
Net loss on sale or disposal of assets	225	3	2	—	—	230
Operating income (loss)	$95,589	$53,446	$1,842	$(25,544)	$(246)	$125,087
Depreciation and amortization	$26,486	$3,173	$849	$715	$(704)	$30,519
Property and equipment additions	$19,965	$5,042	$359	$1,259	$(906)	$25,719
Three Months Ended June 30, 2016
External revenue	$540,376	$93,265	$18,656	$—	$1,192	$653,489
Intercompany revenue	—	18,795	4,741	—	(23,536)	—
Total revenue	540,376	112,060	23,397	—	(22,344)	653,489
Direct costs	445,697	51,513	14,480	—	(22,149)	489,541
Gross profit	94,679	60,547	8,917	—	(195)	163,948
Selling, general and administrative expense	14,277	9,702	6,022	18,189	—	48,190
Operating income (loss) before sale or disposal of assets	80,402	50,845	2,895	(18,189)	(195)	115,758
Net (gain) loss on sale or disposal of assets	(132)	(35)	3	(107)	—	(271)
Operating income (loss)	$80,534	$50,880	$2,892	$(18,082)	$(195)	$116,029
Depreciation and amortization	$21,875	$2,839	$904	$668	$(597)	$25,689
Property and equipment additions	$25,486	$4,750	$1,485	$2,336	$(1,049)	$33,008

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

9.	Lines of Business, continued

	Animal Hospital	Laboratory	All Other	Corporate	Eliminations	Total
Six Months Ended June 30, 2017
External revenue	$1,196,979	$185,818	$36,864	$—	$1,722	$1,421,383
Intercompany revenue	—	42,531	8,238	—	(50,769)	—
Total revenue	1,196,979	228,349	45,102	—	(49,047)	1,421,383
Direct costs	998,110	105,332	27,060	—	(48,680)	1,081,822
Gross profit	198,869	123,017	18,042	—	(367)	339,561
Selling, general and administrative expense	34,356	19,881	14,152	49,788	—	118,177
Operating income (loss) before sale or disposal of assets	164,513	103,136	3,890	(49,788)	(367)	221,384
Net loss on sale or disposal of assets	436	41	3	—	—	480
Operating income (loss)	$164,077	$103,095	$3,887	$(49,788)	$(367)	$220,904
Depreciation and amortization	$53,144	$6,081	$1,678	$1,407	$(1,390)	$60,920
Property and equipment additions	$39,568	$12,682	$1,477	$2,880	$(1,969)	$54,638
Six Months Ended June 30, 2016
External revenue	$998,999	$182,505	$33,110	$—	$2,314	$1,216,928
Intercompany revenue	—	36,282	9,700	—	(45,982)	—
Total revenue	998,999	218,787	42,810	—	(43,668)	1,216,928
Direct costs	830,903	101,524	26,983	—	(43,210)	916,200
Gross profit	168,096	117,263	15,827	—	(458)	300,728
Selling, general and administrative expense	26,362	19,998	11,321	40,637	—	98,318
Operating income (loss) before sale or disposal of assets	141,734	97,265	4,506	(40,637)	(458)	202,410
Net loss (gain) on sale or disposal of assets	443	(35)	3	(119)	—	292
Operating income (loss)	$141,291	$97,300	$4,503	$(40,518)	$(458)	$202,118
Depreciation and amortization	$39,448	$5,620	$1,787	$1,306	$(1,183)	$46,978
Property and equipment additions	$44,030	$9,402	$2,092	$5,187	$(1,897)	$58,814

At June 30, 2017
Total assets	$3,282,596	$350,220	$74,838	$1,970,760	$(2,140,689)	$3,537,725
At December 31, 2016
Total assets	$3,137,177	$331,484	$74,752	$1,502,150	$(1,672,235)	$3,373,328

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

10.	Commitments and Contingencies

We have certain commitments including operating leases, purchase agreements and acquisition agreements. These items are discussed in detail in our consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. We also have contingencies as follows:

a.	Earn-Out Payments

We have contractual arrangements in connection with certain acquisitions, whereby additional cash may be paid to former owners of acquired companies upon fulfillment of specified financial criteria as set forth in the respective agreements. The amount to be paid cannot be determined until the earn-out periods have expired. If the specified financial criteria are satisfied, we will be obligated to pay an additional $9.3 million.
In accordance with business combination accounting guidance, contingent consideration, such as earn-outs, are recognized as part of the consideration transferred on the acquisition date. A liability is initially recorded based upon its acquisition date fair value. The changes in fair value are recognized in earnings where applicable for each reporting period. The fair value is determined using a contractually stated formula using either a multiple of revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The formulas used to determine the estimated fair value are Level 3 inputs. The changes in fair value were immaterial to our condensed, consolidated financial statements taken as a whole. We recorded $8.7 million and $9.2 million in earn-out liabilities as of June 30, 2017 and December 31, 2016, respectively, which are included in other accrued liabilities in our condensed, consolidated balance sheets.

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
June 30, 2017
(Unaudited)

10.	Commitments and Contingencies, continued

that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit sought compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. Plaintiffs filed their motion for class certification on February 12, 2016. On May 16, 2016, VCA filed its opposition to plaintiffs’ motion for class certification. On June 10, 2016, VCA filed a motion for summary judgment as to all of plaintiffs’ individual claims. The Honorable Christina Snyder issued her decision on September 12, 2016, granting Defendants’ summary judgment motion and denying Plaintiffs' motion for class certification as moot. On April 26, 2017, Plaintiffs filed their Appeal with the United States Court of Appeals for the Ninth Circuit. On June 26, 2017, VCA filed its opposition to the Appeal. The Appeal is currently pending. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On July 17, 2017, a former employee of our laboratory division filed a purported class action lawsuit against us in the Supreme Court of the State of New York for the County of Queens, titled Marvin Campbell vs. Antech Diagnostics, Inc. The lawsuit seeks to assert claims on behalf of current and former employees by us in New York, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages. The lawsuit seeks damages and other relief, including attorneys’ fees and costs. We intend to vigorously defend this lawsuit. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
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
On May 9, 2017, May 10, 2017 and May 16, 2017, the parties in the Moran, Krieger and Hight actions, respectively, filed stipulations to dismiss each of the respective actions with prejudice. Following the court’s orders granting the parties’ stipulations to dismiss each of the actions with prejudice, the court further ordered each of the actions fully resolved and closed for all purposes on July 31, 2017.
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
June 30, 2017
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

The following table provides a summary of mandatorily redeemable noncontrolling interests included in other liabilities in our condensed, consolidated balance sheets (in thousands):

	Income Statement Impact	Mandatorily Redeemable Noncontrolling Interests
Balance as of December 31, 2015		$8,588
Noncontrolling interest expense	$827
Redemption value change	16	843
Distributions to noncontrolling interest partners		(761)
Currency translation adjustment		168
Balance as of June 30, 2016		$8,838

Balance as of December 31, 2016		$10,379
Noncontrolling interest expense	$810
Redemption value change	(23)	787
Sale of noncontrolling interests		(363)
Distributions to noncontrolling interest partners		(677)
Currency translation adjustment		87
Balance as of June 30, 2017		$10,213

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
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
The following table provides a summary of redeemable noncontrolling interests (in thousands):

	Income Statement Impact	Redeemable Noncontrolling Interests
Balance as of December 31, 2015		$11,511
Noncontrolling interest expense	$820
Redemption value change	480	1,300
Distributions to noncontrolling interest partners		(758)
Balance as of June 30, 2016		$12,053

Balance as of December 31, 2016		$11,615
Noncontrolling interest expense	$784
Redemption value change	185	969
Purchase of noncontrolling interests		(1,185)
Distributions to noncontrolling interest partners		(793)
Other		(48)
Balance as of June 30, 2017		$10,558

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

12.	Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (ASU) 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Board has determined that an entity should account for the effects of a modification unless all the following are met: 1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

These amendments should eliminate the diversity in practice in the accounting for modifications. The effective date and transition requirements of this ASU for public entities are effective for annual or any interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for interim or annual reporting periods for which financial statements have not been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify how an entity is required to test goodwill for impairment. The Board has eliminated Step 2, where an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. These amendments should reduce the cost and complexity of evaluating goodwill for impairment. The effective date and transition requirements of this ASU for public entities are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
June 30, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on eight specific cash flow issues where current GAAP is unclear or does not have specific guidance. The cash flow issues covered by this ASU are: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The effective date and transition requirements of this ASU for public entities are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company has begun to evaluate the impact of the new standard on our financial results and we do not believe that the adoption of this ASU will have a significant impact on our consolidated financial statements. Issues 1), 3) and 8) will retain the same accounting treatment as used in our Consolidated Statement of Cash Flows and therefore are expected to have no impact on our consolidated financial statements. Issues 2), 4) and 7) do not have an impact on our consolidated financial statements for the current reporting period as we did not have these types of items. We have evaluated issues 5) and 6) and have determined that for the current reporting period, the potential impact from the adoption of this ASU would not have been material to our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to improve the guidance on Topic 606 in assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements of this ASU are the same as ASU 2014-09. Since the effective date of ASU 2014-09 was deferred by ASU 2015-14 by one year, ASU 2014-09 and ASU 2016-10 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted only as of annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements. (Please see a more detailed description of our status with respect to the implementation of this standard under the discussion of ASU 2014-9)

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify some issues on Topic 606 that arose on the identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements of this ASU are the same as ASU 2014-09. Since the effective date of ASU 2014-09 was deferred by ASU 2015-14 by one year, ASU 2014-09 and ASU 2016-10 are effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted only as of annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements. (Please see a more detailed description of our status with respect to the implementation of this standard under the discussion of ASU 2014-9)

In March 2016, the FASB issued ASU 2016-09, “ Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” as part of the Board’s Simplification Initiative. The Update requires that all excess tax benefits and tax deficiencies be recognized in the income statement as discrete tax items in the interim period in which they occur, clarifies that employee taxes paid when an employer withholds shares for tax purposes should be presented on the statement of cash flows as a financing activity, and changes the presentation of excess tax benefits on the statement of cash flows to be classified along with other income tax cash flows as an operating activity. It also provides for a policy election to either estimate the number of awards expected to vest or account for forfeitures when they occur. This new accounting guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted the applicable provisions of ASU 2016-09 effective January 1, 2017 as follows:

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

VCA Inc. and Subsidiaries
Notes to Condensed, Consolidated Financial Statements (Continued)
June 30, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

•
The amendment requiring exclusion of excess tax benefits from the computation of assumed proceeds under the treasury stock method when calculating earnings per share has been applied prospectively effective January 1, 2017. Earnings per share for the three and six months ended June 30, 2016 have not been adjusted.

•
The amendment requiring presentation of excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows rather than as a financing activity has been applied prospectively effective January 1, 2017. The statement of cash flows for the six months ended June 30, 2016 has not been adjusted.

•	We have elected not to change our policy to estimate the number of forfeitures expected to occur.

The adoption of this ASU did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. (Please see a more detailed description of our status with respect to the implementation of this standard under the discussion of ASU 2014-9)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842) Section A-Leases: Amendments to the FASB Accounting Standards Codification®; Section B-Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®; Section C-Background Information and Basis for Conclusions.” The amendments in this Update affect any entity that enters into a lease with some specified scope exemptions and supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP which did not require lease assets and lease liabilities to be recognized for most leases. The lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. A lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have made progress toward completing our evaluation of potential changes from adopting the new standard on our leasing activities and continue to evaluate the impact of the adoption of this new guidance on our consolidated financial statements. We expect to have our evaluation completed by the end of 2017.

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
June 30, 2017
(Unaudited)

12.	Recent Accounting Pronouncements, continued

Revenue on a significant portion of our contracts is currently recognized at the time the related services are rendered. Under the new standard the Company will continue to recognize revenue on these contracts using a similar approach as the performance obligations, transaction prices and related allocations are not expected to differ in comparison to the new standard.

In certain other cases we defer revenue related to multiple element arrangements. Based on the contracts currently in place, the Company does not anticipate a significant acceleration or deferral of revenue upon applying the new standard to its current contracts under these fact patterns.

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

13.    Subsequent Events

Subsequent to June 30, 2017, we acquired six hospitals for an estimated total consideration of $35.4 million, with acquired annual revenues of $22.0 million.

On August 5, 2017, we sold our 19.9% minority interest in Vetstreet, LLC, for $9.6 million.

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
The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of August 8, 2017, and we undertake no duty to update this information unless required by law. Shareholders and prospective investors can find information filed with the SEC after August 8, 2017 at our website at http://investor.vca.com or at the SEC’s website at www.sec.gov.
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
Our reportable segments are as follows:

•
Our Animal Hospital segment operates the largest network of freestanding, full-service animal hospitals in the nation. Our animal hospitals offer a full range of general medical and surgical services for companion animals. We treat diseases and injuries, offer pharmaceutical and retail products and perform a variety of pet wellness programs, including health examinations, diagnostic testing, routine vaccinations, spaying, neutering and dental care. At June 30, 2017, our animal hospital network consisted of 812 animal hospitals in 43 states and in five Canadian provinces.

•
Our Laboratory segment operates the largest network of veterinary diagnostic laboratories in the nation. Our laboratories provide sophisticated testing and consulting services used by veterinarians in the detection, diagnosis, evaluation, monitoring, treatment and prevention of diseases and other conditions affecting animals. At June 30, 2017, our laboratory network consisted of 62 laboratories serving all 50 states and certain areas in Canada.

For the three and six months ended June 30, 2017, our “All Other” category includes the results of our Medical Technology and Camp Bow Wow operating segments. Each of these segments did not meet the materiality thresholds to be considered reportable segments.
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
Executive Overview
During the three and six months ended June 30, 2017, we experienced increases in consolidated revenue, gross profit and operating income. The increases were primarily driven by revenue from our acquisitions and organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 5.2% and 4.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue increased 4.6% and 5.1% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Our consolidated operating income increased 7.8% and 9.3% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Our consolidated operating margin decreased 100 basis points and 110 basis points for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Our Non-GAAP consolidated operating income, which excludes the impact of intangible asset amortization associated with acquisitions and transaction costs, increased 11.8% and 13.7% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income was primarily due to improved results from our Animal Hospital and Laboratory business segments. Our Non-GAAP consolidated operating margin decreased 30 basis points and 50 basis points for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The decrease in Non-GAAP consolidated operating margin was primarily due to a shift in the revenue mix as the lower-margin Animal Hospital revenue increased significantly more than the higher-margin Laboratory revenue.
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
Share Repurchase Program
In April 2013, our Board of Directors authorized a share repurchase for up to $125 million of our common shares, which was completed in August 2014. In August 2014, our Board of Directors authorized the continuance of that share repurchase program, authorizing us to repurchase up to an additional $400 million of our common shares.  These repurchases may be made from time to time in open market transactions, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades or accelerated share repurchases.  The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of June 30, 2017, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice.  During the three and six months ended June 30, 2017, no share repurchases were made since we elected to deploy our capital to fund acquisitions. Our share repurchase program has no expiration date. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. The Merger Agreement limits our ability to repurchase shares of our Common Stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated. Refer to Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds in Part II of this report.
Acquisitions
Our annual growth strategy includes the acquisition of independent animal hospitals. We also evaluate the acquisition of animal hospital chains, laboratories and related businesses if favorable opportunities are presented. For the six months ended June 30, 2017, we acquired $81.2 million of annualized Animal Hospital revenue.
The following table summarizes the changes in the number of facilities operated by our Animal Hospital and Laboratory segments during the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016
Animal Hospitals:
Beginning of period	795	682
Acquisitions	24	37
CAPNA acquisition	—	56

Acquisitions, merged	(2)	(3)
Sold, closed or merged	(5)	(5)
End of period	812	767

Laboratories:
Beginning of period	61	60
New facilities	1	—
End of period	62	60

Critical Accounting Policies
Our condensed, consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed, consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, goodwill, other intangible assets, and income taxes, can be found in our 2016 Annual Report on Form 10-K. There have been no material changes to the policies noted above as of this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

•
The amendment requiring exclusion of excess tax benefits from the computation of assumed proceeds under the treasury stock method when calculating earnings per share has been applied prospectively effective January 1, 2017. Earnings per share for the three and six months ended June 30, 2016 have not been adjusted.

•
The amendment requiring presentation of excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows rather than as a financing activity has been applied prospectively effective January 1, 2017. The statement of cash flows for the six months ended June 30, 2016 has not been adjusted.

•	We have elected not to change our policy to estimate the number of forfeitures expected to occur.
Consolidated Results of Operations
The following table sets forth components of our condensed, consolidated income statements expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Animal Hospital	84.6%	82.7%	84.2%	82.1%
Laboratory	15.8	17.1	16.1	18.0
All Other	3.0	3.6	3.2	3.5
Intercompany	(3.4)	(3.4)	(3.5)	(3.6)
Total revenue	100.0	100.0	100.0	100.0
Direct costs	75.1	74.9	76.1	75.3
Gross profit	24.9	25.1	23.9	24.7
Selling, general and administrative expense	8.0	7.4	8.3	8.1
Net loss (gain) on sale or disposal of assets	0.1	(0.1)	0.1	—
Operating income	16.8	17.8	15.5	16.6
Interest expense, net	1.3	1.2	1.4	1.3
Debt retirement costs	—	0.2	—	0.1
Other income	—	—	(0.1)	(0.1)
Income before provision for income taxes	15.5	16.4	14.2	15.3
Provision for income taxes	6.0	6.2	5.6	5.9
Net income	9.5	10.2	8.6	9.4
Net income attributable to noncontrolling interests	0.4	0.4	0.3	0.3
Net income attributable to VCA Inc.	9.1%	9.8%	8.3%	9.1%

Revenue
The following table summarizes our revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016			2017		2016
	$	% of Total	$	% of Total	% Change	$	% of Total	$	% of Total	% Change
Animal Hospital	$628,798	84.6%	$540,376	82.7%	16.4%	$1,196,979	84.2%	$998,999	82.1%	19.8%
Laboratory	117,201	15.8%	112,060	17.1%	4.6%	228,349	16.1%	218,787	18.0%	4.4%
All Other	22,533	3.0%	23,397	3.6%	(3.7)%	45,102	3.2%	42,810	3.5%	5.4%
Intercompany	(25,400)	(3.4)%	(22,344)	(3.4)%	(13.7)%	(49,047)	(3.5)%	(43,668)	(3.6)%	(12.3)%
Total revenue	$743,132	100.0%	$653,489	100.0%	13.7%	$1,421,383	100.0%	$1,216,928	100.0%	16.8%

Consolidated revenue increased $89.6 million and $204.5 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in revenue was primarily attributable to revenue from animal hospitals acquired since the beginning of the comparable period. Excluding the impact of acquisitions, revenue increased $24.0 million and $46.9 million for the three and six months ended June 30, 2017, respectively, primarily due to organic growth in our Animal Hospital and Laboratory segments. Our Animal Hospital same-store revenue increased 5.2% and 4.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Our Laboratory internal revenue growth was 4.6% and 5.1% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year.
Direct Costs
The following table summarizes our direct costs (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016			2017		2016
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$516,239	82.1%	$445,697	82.5%	15.8%	$998,110	83.4%	$830,903	83.2%	20.1%
Laboratory	53,777	45.9%	51,513	46.0%	4.4%	105,332	46.1%	101,524	46.4%	3.8%
All Other	13,177	58.5%	14,480	61.9%	(9.0)%	27,060	60.0%	26,983	63.0%	0.3%
Intercompany	(25,154)	(3.4)%	(22,149)	(3.4)%	(13.6)%	(48,680)	(3.4)%	(43,210)	(3.6)%	(12.7)%
Total direct costs	$558,039	75.1%	$489,541	74.9%	14.0%	$1,081,822	76.1%	$916,200	75.3%	18.1%

Consolidated direct costs increased $68.5 million and $165.6 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase was primarily attributable to animal hospitals acquired since the beginning of the comparable period in the prior year. Excluding the impact of animal hospital acquisitions, the increase in direct costs was primarily due to compensation related costs, supplies, and rent, predominately in the Animal Hospital segment and discussed further under Segment Results.

Gross Profit
The following table summarizes our consolidated gross profit and consolidated Non-GAAP gross profit in dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016			2017		2016
	$	Gross Margin	$	Gross Margin	% Change	$	Gross Margin	$	Gross Margin	% Change
Animal Hospital	$112,559	17.9%	$94,679	17.5%	18.9%	$198,869	16.6%	$168,096	16.8%	18.3%
Laboratory	63,424	54.1%	60,547	54.0%	4.8%	123,017	53.9%	117,263	53.6%	4.9%
All Other	9,356	41.5%	8,917	38.1%	4.9%	18,042	40.0%	15,827	37.0%	14.0%
Intercompany	(246)		(195)			(367)		(458)
Consolidated gross profit	$185,093	24.9%	$163,948	25.1%	12.9%	$339,561	23.9%	$300,728	24.7%	12.9%
Intangible asset amortization associated with acquisitions	9,606		9,187			19,757		15,415
Non-GAAP consolidated gross profit and Non-GAAP gross margin (1)	$194,699	26.2%	$173,135	26.5%	12.5%	$359,318	25.3%	$316,143	26.0%	13.7%
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

Consolidated gross profit increased $21.1 million and $38.8 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $21.6 million and $43.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to acquisitions and organic revenue growth in our Animal Hospital and Laboratory business segments. The increase in Non-GAAP consolidated gross profit included $12.2 million and $25.9 million of gross profit related to acquisitions consummated since the beginning of the comparable period in the prior year for the three and six months ended June 30, 2016, respectively.

Segment Results
Animal Hospital Segment
Revenue
Animal Hospital revenue increased $88.4 million and $198.0 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The components of the increase are summarized in the following table (in thousands, except percentages and average revenue per order):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Same-store facilities:
Orders (1)	2,783	2,762	0.8%	5,131	5,136	(0.1)%
Average revenue per order (2)	$189.58	$181.58	4.4%	$188.25	$180.03	4.6%
Same-store revenue (1)	$527,595	$501,530	5.2%	$965,898	$924,623	4.5%
Business-day adjustment (3)	—	639		—	—
Acquisitions	103,406	35,352		230,753	68,464
Closures	401	2,855		1,194	5,912
Net acquired revenue (4)	$103,807	$38,207		$231,947	$74,376
Foreign currency impact	(2,604)	—		(866)	—
Total	$628,798	$540,376	16.4%	$1,196,979	$998,999	19.8%
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

(2)	Computed by dividing same-store revenue by same-store orders. The average revenue per order may not calculate exactly due to rounding.

(3)	The business-day adjustment reflects the impact of the one additional day for the three months ended June 30, 2016 as compared to the same period in 2017.

(4)
Net acquired revenue represents the revenue from animal hospitals acquired, net of revenue from animal hospitals sold or closed, on or after the beginning of the comparable period in the prior year. Fluctuations in net acquired revenue occur due to the volume, size, and timing of acquisitions and dispositions.

The volume of same-store orders during the three months ended June 30, 2017 increased while it slightly decreased for the six months ended June 30, 2017, as compared to the same periods in the prior year. The fluctuations were primarily due to changes in our business environment on the mix of procedures performed. The migration of lower priced orders from our animal hospitals to other distribution channels and our emphasis on comprehensive wellness visits and advanced medical procedures, which typically generate higher priced orders, has resulted in a decrease in lower priced orders and an increase in higher priced orders. During the three and six months ended June 30, 2017, we experienced an overall increase in the number of higher-priced orders partially offset by a decrease in the number of lower-priced orders.
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

Direct Costs

Animal Hospital direct costs increased $70.5 million for the three months ended June 30, 2017, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $42.6 million, medical supplies of $12.0 million, depreciation and amortization of $4.0 million and rent of $2.0 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

Animal Hospital direct costs increased $167.2 million for the six months ended June 30, 2017, as compared to the same period in the prior year. The increase was primarily due to an increase in compensation related expenses of $97.3 million, medical supplies of $26.8 million, depreciation and amortization of $11.9 million and rent of $6.0 million. The remainder of the increase was attributed to other categories, all of which were individually immaterial. The increase in compensation related-costs and medical supplies generally are related to revenue growth and acquisitions. The increase in depreciation and amortization is related to acquired animal hospitals.

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

The following table summarizes gross profit, gross margin, Non-GAAP gross profit and Non-GAAP gross margin for our Animal Hospital segment (in thousands, except percentages) and the same measures on a same-store basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Gross profit	$112,559	$94,679	18.9%	$198,869	$168,096	18.3%
Intangible asset amortization associated with acquisitions	9,339	8,195		18,767	13,435
Non-GAAP gross profit (1)	$121,898	$102,874	18.5%	$217,636	$181,531	19.9%
Gross margin	17.9%	17.5%		16.6%	16.8%
Non-GAAP gross margin (1)	19.4%	19.0%		18.2%	18.2%

Same-store gross profit	$98,095	$89,353	9.8%	$170,104	$157,649	7.9%
Intangible asset amortization associated with acquisitions	4,488	5,930		7,616	9,847
Non-GAAP same-store gross profit (1)	$102,583	$95,283	7.7%	$177,720	$167,496	6.1%
Same-store gross margin	18.6%	17.8%		17.6%	17.1%
Non-GAAP same-store gross margin (1)	19.4%	19.0%		18.4%	18.1%
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

Consolidated Animal Hospital gross profit increased $17.9 million and $30.8 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Non-GAAP gross profit, which excludes the impact of intangible asset amortization associated with acquisitions, increased $19.0 million and $36.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated gross profit was primarily attributable to additional gross profit from acquired animal hospitals of $11.8 million and $25.9 million for the three and six months ended June 30, 2017, respectively and same-store revenue growth.

Over the last several years, we have acquired a significant number of animal hospitals. Many of these newly acquired animal hospitals had lower gross margins at the time of acquisition than those previously operated by us. We have improved these lower gross margins, in the aggregate, subsequent to the acquisition primarily through cost efficiencies.

Laboratory Segment
The following table summarizes revenue and gross profit for our Laboratory segment (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenue	$117,201	$112,060	4.6%	$228,349	$218,787	4.4%
Gross profit	$63,424	$60,547	4.8%	$123,017	$117,263	4.9%
Gross margin	54.1%	54.0%		53.9%	53.6%
Laboratory revenue increased $5.1 million and $9.6 million for the three and six months ended June 30, 2017, as compared to the same periods in the prior year. The components of the increase in Laboratory revenue are detailed below (in thousands, except percentages and average revenue per requisition):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Internal growth:
Number of requisitions (1)	3,783	3,770	0.3%	7,256	7,181	1.0%
Average revenue per requisition (2)	$30.98	$29.72	4.2%	$31.47	$30.27	4.0%
Total internal revenue (1)	$117,201	$112,060	4.6%	$228,349	$217,366	5.1%
Billing-day adjustment (3)	—	—		—	1,421
Total	$117,201	$112,060	4.6%	$228,349	$218,787	4.4%
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

(2)	Computed by dividing internal revenue by the number of requisitions.

(3)	The 2017 Business-day adjustment reflects the impact of the one additional day in 2016 as compared to 2017.
The increase in Laboratory revenue for the three and six months ended June 30, 2017, as compared to the same periods in the prior year, was due to an increase in the number of requisitions and an increase in the average revenue per requisition.  The change in the average revenue per requisition was impacted by price increases in February 2017 and changes in product mix.
Laboratory gross profit is calculated as Laboratory revenue less direct costs. Laboratory direct cost comprises all costs of laboratory services including, but not limited to, salaries of veterinarians, specialists, technicians and other laboratory-based personnel, transportation and delivery costs, facilities rent, occupancy costs, depreciation and amortization and supply costs.
Our Laboratory gross margin increased to 54.1% and 53.9% for the three and six months ended June 30, 2017, respectively, as compared to 54.0% and 53.6% for the same periods in the prior year. The improvement in gross margins is primarily attributable to leverage on labor costs offset by moving related costs as well as increased health insurance costs.

Intercompany Revenue
Laboratory revenue for the three and six months ended June 30, 2017 included intercompany revenue of $21.9 million and $42.5 million, respectively, generated by providing laboratory services to our animal hospitals, as compared to $18.8 million and $36.3 million the respective prior year periods. All Other revenue for the three and six months ended June 30, 2017 included intercompany revenue of $4.3 million and $8.2 million, respectively, generated by providing products and services to our animal hospitals and laboratories, as compared to $4.7 million and $9.7 million for the respective prior year periods. For purposes of reviewing the operating performance of our segments, all intercompany transactions are accounted for as if the transaction was with an independent third party at current market prices. For financial reporting purposes, intercompany transactions are eliminated as part of our consolidation.

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
The following table summarizes our SG&A expense in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016			2017		2016
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$16,745	2.7%	$14,277	2.6%	17.3%	$34,356	2.9%	$26,362	2.6%	30.3%
Laboratory	9,975	8.5%	9,702	8.7%	2.8%	19,881	8.7%	19,998	9.1%	(0.6)%
All Other	7,512	33.3%	6,022	25.7%	24.7%	14,152	31.4%	11,321	26.4%	25.0%
Corporate	25,544	3.4%	18,189	2.8%	40.4%	49,788	3.5%	40,637	3.3%	22.5%
Total Consolidated SG&A	$59,776	8.0%	$48,190	7.4%	24.0%	$118,177	8.3%	$98,318	8.1%	20.2%
Intangible asset amortization associated with acquisitions	1,732		612			3,006		612
Non-GAAP Consolidated SG&A (1)	$58,044		$47,578			$115,171		$97,706
____________________________

(1)
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

Consolidated SG&A expense increased $11.6 million for the three months ended June 30, 2017, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the three months ended June 30, 2017, was primarily due to increased transaction costs of $4.5 million at Corporate, related to the proposed acquisition of VCA by Mars; increased professional fees of $1.0 million at Corporate related to the systems for human resources and procurement; and increased compensation related expenses of $1.3 million in our Animal Hospital segment. The remainder of the increase was attributed to other categories across our segments, all of which were individually immaterial.
Consolidated SG&A expense increased $19.9 million for the six months ended June 30, 2017, as compared to the same period in the prior year. The increase in consolidated SG&A expense for the six months ended June 30, 2017, was primarily due to increases in compensation related expenses at our Animal Hospital of $4.2 million, related to increased headcount to support our growing operations; increased transaction costs of $7.9 million at Corporate, related to the proposed acquisition of VCA by Mars; increased professional fees of $1.7 million at Corporate related to the systems for human resources and procurement. The remainder of the increase was attributed to other categories across our segments, all of which were individually immaterial.
Operating Income
The following table summarizes our consolidated operating income and Non-GAAP consolidated operating income in both dollars and as a percentage of applicable revenue (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2016			2017		2016
	$	% of Revenue	$	% of Revenue	% Change	$	% of Revenue	$	% of Revenue	% Change
Animal Hospital	$95,589	15.2%	$80,534	14.9%	18.7%	$164,077	13.7%	$141,291	14.1%	16.1%
Laboratory	53,446	45.6%	50,880	45.4%	5.0%	103,095	45.1%	97,300	44.5%	6.0%
All Other	1,842	8.2%	2,892	12.4%	(36.3)%	3,887	8.6%	4,503	10.5%	(13.7)%
Corporate	(25,544)		(18,082)		(41.3)%	(49,788)		(40,518)		(22.9)%
Eliminations	(246)		(195)		(26.2)%	(367)		(458)		19.9%
Total GAAP consolidated operating income	$125,087	16.8%	$116,029	17.8%	7.8%	$220,904	15.5%	$202,118	16.6%	9.3%
Adjustments to other long-term liabilities	—		—			—		1,954
Transaction costs related to the CAPNA acquisition	—		231			—		1,197
Transaction costs related to the Mars transaction	4,468		—			7,851		—
Intangible asset amortization associated with acquisitions	11,338		9,799			22,763		16,027
Non-GAAP consolidated operating income and Non-GAAP consolidated operating margin (1)	$140,893	19.0%	$126,059	19.3%	11.8%	$251,518	17.7%	$221,296	18.2%	13.7%
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

Consolidated operating income increased by $9.1 million and $18.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. Non-GAAP consolidated operating income which excludes the impact of adjustments in the table above, increased by $14.8 million and $30.2 million for the three months and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year. The increase in Non-GAAP consolidated operating income for the three and six months ended June 30, 2017, was primarily related to improved results, as mentioned above in our Animal Hospital and Laboratory segments.
Intangible asset amortization associated with acquisitions
Included in our direct costs and SG&A is amortization expense related to our acquired intangible assets. At acquisition we assign a fair market value to identifiable intangible assets other than goodwill in our purchase price allocation. These assets include non-contractual customer relationships, covenants not-to-compete, trademarks, contracts and technology. For those identified intangible assets that have finite lives, we amortize those values over the estimated useful lives. For the three and six months ended June 30, 2017, amortization expenses associated with acquired intangible assets was $11.3 million and $22.8 million, respectively. For the three and six months ended June 30, 2016, amortization expenses associated with acquired intangible assets was $9.8 million and $16.0 million, respectively.

Interest Expense, Net
The following table summarizes our interest expense, net of interest income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense:
Senior term notes and revolver	$8,375	$5,806	$15,811	$9,971
Capital leases and other	1,489	1,762	2,881	2,999
Amortization of debt costs	383	431	767	865
Non-GAAP interest expense (1)	10,247	7,999	19,459	13,835
Adjustments to other long-term liabilities	—	—	—	1,398
Consolidated interest expense	10,247	7,999	19,459	15,233
Interest income	(78)	(132)	(263)	(271)
Total consolidated interest expense, net of interest income	$10,169	$7,867	$19,196	$14,962
____________________________

(1)
Non-GAAP interest expense is not a measurement of financial performance prepared in accordance with GAAP. See Non-GAAP Financial Measures below for information about this financial measure including our reasons for including the measure and material limitations with respect to the usefulness of this measure.

The increase in consolidated net interest expense for the three and six months ended June 30, 2017, as compared to the same periods in the prior year, was primarily attributable to an increase in the weighted average debt balance of our senior credit facility and a higher effective LIBOR rate applied against our total credit facility, offset by an interest expense adjustment related to other long-term liabilities in 2016. The increase in our weighted average debt balance was primarily related to additional borrowings from our senior term notes and revolving credit facility, of which $345 million was drawn in connection with the acquisition of CAPNA during the three months ended June 30, 2016. Borrowings on the revolving credit facility at June 30, 2017 totaled $440 million.
Provision for Income Taxes
The effective tax rate of net income attributable to VCA for the three and six months ended June 30, 2017 was 39.8% and 40.1%, as compared to 39.4% for the year ended December 31, 2016.
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
There are limitations to the use of the Non-GAAP financial measures presented in this report. Our Non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate the Non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes. In addition, these items can have a material impact on earnings. Our management compensates for the foregoing limitations by relying primarily on our GAAP results and using Non-GAAP financial measures supplementally. The Non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for consolidated gross profit or gross margin prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. We have presented reconciliations of each Non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended June 30, 2017 and encourage you to review the reconciliations in conjunction with the presentation of the Non-GAAP financial measures for each of the periods included in this report. Refer to the tables above in the gross profit, SG&A and operating income sections within Part I, Item 2 of this report for a reconciliation of consolidated gross profit to Non-GAAP gross profit, consolidated SG&A to Non-GAAP SG&A, and consolidated interest expense to Non-GAAP interest expense and consolidated operating income to Non-GAAP operating income.
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

•
Transaction costs related to the Mars transaction - For the three and six months ended June 30, 2017, we have recorded transaction costs of $4.5 million and $7.9 million, respectively, related to the proposed transaction with Mars.

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

The following table reconciles our GAAP net income to Non-GAAP net income and calculates our Non-GAAP diluted earnings per share for the adjustments mentioned above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income	$67,712	$64,050	$118,805	$110,277
Adjustments to other long-term liabilities	—	—	—	3,352
Discrete tax items	—	—	—	1,045
Transaction costs related to the CAPNA acquisition	—	231	—	1,197
Transaction costs related to the Mars transaction	4,468	—	7,851	—
Debt retirement costs	—	1,600	—	1,600
Intangible asset amortization associated with acquisitions	10,535	9,247	21,160	15,476
Tax benefit on above adjustments	(4,124)	(4,335)	(8,284)	(8,464)
Non-GAAP net income	$78,591	$70,793	$139,532	$124,483
Non-GAAP diluted earnings per share	$0.96	$0.87	$1.70	$1.53
Shares used for computing adjusted diluted earnings per share	82,228	81,729	82,204	81,630

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
At June 30, 2017, our consolidated cash and cash equivalents totaled $119.1 million, representing an increase of $37.6 million, compared to December 31, 2016. Cash flows generated from operating activities totaled $215.3 million for the six months ended June 30, 2017, representing an increase of $24.6 million, compared to the six months ended June 30, 2016.
At June 30, 2017, $19.9 million of the $119.1 million of cash and cash equivalents were held by foreign subsidiaries. Our intention is to indefinitely reinvest foreign earnings in our foreign subsidiaries. If these earnings were used to fund domestic operations, they would be subject to additional income taxes upon repatriation.
We have historically funded our working capital requirements, capital expenditures, investments in the acquisition of individual hospitals and laboratories, and other smaller acquisitions primarily from internally generated cash flows. As of June 30, 2017 we had $360 million available under our revolving credit facility, which allows us to maintain further operating and financial flexibility. In the future, we plan to utilize our revolving credit facility to supplement our internally generated cash flows to fund both our acquisition pipeline and our share repurchase program. See Note 6, Long-Term Obligations, in our condensed, consolidated financial statements of this quarterly report on Form 10-Q for a more detailed discussion.
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
In August 2014, our Board of Directors authorized the continuance of our April 2013 share repurchase program, which was completed in August 2014. This plan authorizes us to repurchase up to an additional $400 million of our common shares from time to time in open market purchases, pursuant to trading plans established in accordance with SEC rules, through privately negotiated transactions, block trades and accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. As of June 30, 2017, we had repurchased $298.9 million of our common shares pursuant to our current share repurchase program. Accordingly, $101.1 million remains available for future repurchases. The Company is not obligated to purchase any shares under the repurchase program, and repurchases may be suspended or discontinued at any time without prior notice. The repurchases have been and will continue to be funded by existing cash balances and by our revolving credit facility. During the quarter ended June 30, 2017, we did not repurchase any shares under the existing repurchase authorization. The Merger Agreement limits our ability to repurchase shares of our Common Stock, subject to certain exceptions, and the share repurchases under the share repurchase program will not continue so long as the Merger Agreement is in effect and has not been terminated.

For the year ended 2017, we expect to spend approximately $131 million for both property and equipment additions and capital costs necessary to maintain our existing facilities, of which, $54.6 million has been incurred through June 30, 2017.
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
Debt Related Covenants
Our New Senior Credit Facility contains certain financial covenants pertaining to interest coverage and leverage ratios. As of June 30, 2017, we were in compliance with these covenants, including the two covenant ratios, the interest coverage ratio and the leverage ratio.
At June 30, 2017, we had an interest coverage ratio of 14.75 to 1.00, which was in compliance with the required ratio of no less than 3.00 to 1.00. The New Senior Credit Facility defines the interest coverage ratio as that ratio that is calculated on a last 12-month basis by dividing pro forma earnings before interest, taxes, depreciation and amortization, as defined by our New Senior Credit Facility (“pro forma earnings”), by consolidated interest expense. Interest expense is defined as total interest expense with respect to all outstanding indebtedness, including commissions, discounts and other fees charged related to letters of credit. Pro forma earnings include 12 months of operating results for businesses acquired during the period.
At June 30, 2017, we had a leverage ratio of 2.59 to 1.00, which was in compliance with the required ratio of no more than 3.75 to 1.00 from June 30, 2017 until December 31, 2017 as defined under the New Senior Credit facility. The New Senior Credit Facility defines the leverage ratio as that ratio which is calculated as total debt divided by pro forma earnings.

Historical Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$215,283	$190,713
Investing activities	(184,643)	(604,334)
Financing activities	6,824	424,104
Effect of currency exchange rate changes on cash and cash equivalents	179	313
Increase in cash and cash equivalents	37,643	10,796
Cash and cash equivalents at beginning of period	81,409	98,888
Cash and cash equivalents at end of period	$119,052	$109,684
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $24.6 million for the six months ended June 30, 2017, as compared to the prior-year period. Operating cash flows for the six months ended June 30, 2017 included $122.9 million of net income, net non-cash expenses of $73.1 million and net cash provided as a result of changes in operating assets and liabilities of $19.3 million. The changes in operating assets and liabilities included a $4.7 million increase in income taxes payable, an $11.7 million decrease in prepaid income taxes, a $1.3 million decrease in inventory, prepaid expenses and other assets, and a $8.8 million increase in accounts payable and other accrued liabilities, partially offset by a $1.9 million decrease in accrued payroll and related liabilities and a $5.3 million increase in trade accounts receivable. The increases in income taxes payable and accounts payable and other accrued liabilities, and the decreases in prepaid income taxes and accrued payroll and related liabilities are primarily due to the timing of payment obligations. The increase in trade accounts receivable was primarily due to increased revenues in both our Hospital and Laboratory business segments.

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
Cash Flows from Investing Activities
The table below presents the components of the changes in investing cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Investing Cash Flows:
Business acquisitions, net of cash acquired	$(123,852)	$(540,878)	$417,026	(1)
Property and equipment additions	(54,638)	(58,814)	4,176	(2)
Proceeds from sale of assets	1,747	282	1,465
Other	(7,900)	(4,924)	(2,976)	(3)
Net cash used in investing activities	$(184,643)	$(604,334)	$419,691
 ____________________________

(1)	The number of acquisitions will vary from period to period based upon the available pool of suitable candidates. A discussion of our acquisitions is provided above in our Executive Overview.

(2)	The cash used to acquire property and equipment will vary from period to period based on upgrade requirements and expansion of our animal hospitals and laboratory facilities.

(3)	We paid $3.7 million in connection with our acquisition holdbacks. Payouts will vary from period to period based on the timing of each acquisition and the acquisition holdback period.

Cash Flows from Financing Activities
The table below presents the components of the changes in financing cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Financing Cash Flows:
Repayment of long-term obligations	$(28,259)	$(1,256,250)	$1,227,991	(1)
Proceeds from issuance of long-term obligations	—	1,255,000	(1,255,000)	(1)
Repayment of revolving credit facility	(30,000)	—	(30,000)
Proceeds from revolving credit facility	70,000	435,000	(365,000)	(2)
Payment of financing costs	—	(3,829)	3,829	(1)
Distributions to noncontrolling interest partners	(2,333)	(2,554)	221
Purchase of noncontrolling interests	(1,401)	(3,730)	2,329	(3)
Proceeds from formation of noncontrolling interests	335	—	335
Proceeds from issuance of common stock under stock incentive plans	90	1,122	(1,032)
Excess tax benefits from share-based compensation	—	1,421	(1,421)
Stock repurchases	(129)	(843)	714
Other	(1,479)	(1,233)	(246)
Net cash provided by financing activities	$6,824	$424,104	$(417,280)

____________________________

(1)
The repayment of long-term obligations consists primarily of $14.4 million in subsequent payoff of debt assumed in acquisitions, $11.0 million in scheduled senior-term note principal, and $2.4 million in capital lease payments.

In 2016 we entered into a New Senior Credit Facility which resulted in the payoff of our previous senior credit facility in the amount of $577.5 million and $667.0 million for our term notes and revolving credit facility, respectively, proceeds of $880.0 million and $375.0 million from the issuance of new senior secured term notes and borrowings under our senior secured revolving facility, respectively, and payments of $3.8 million related to financing costs to creditors and third parties. A discussion of our New Senior Credit Facility is provided above in Note 6, Long-Term Obligations. Additionally, the repayments of long-term obligations also include $9.1 million in scheduled senior-term note principal and capital lease payments.

(2)	In 2017, we borrowed $70.0 million from our June 2016 Revolving Credit Facility in which the proceeds were primarily used to fund our individual hospital acquisitions.
In 2016, we borrowed $435.0 million from our August 2014 Revolving Credit Facility in which the proceeds were primarily used to fund our individual hospital acquisitions.

(3)	The cash paid to purchase noncontrolling interests will vary based upon differing opportunities and circumstances during each of the respective periods.

Future Contractual Cash Requirements

The following table sets forth material changes from the amounts reported in our 2016 Form 10-K to our scheduled principal and interest due by us for each of the years indicated as of June 30, 2017 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$1,299,647	$44,275	$110,360	$1,144,360	$652
Variable cash interest expense Term A(1)	131,202	34,937	66,097	30,168	—
	$1,430,849	$79,212	$176,457	$1,174,528	$652
_______________________________

(1)	The interest payments on our variable-rate senior term notes are based on rates effective as of June 30, 2017.
Off-Balance-Sheet Financing Arrangements
Other than operating leases, as of June 30, 2017, we do not have any off-balance-sheet financing arrangements.
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
At June 30, 2017, we had $858 million in principal outstanding under our senior term notes and $440 million borrowings outstanding under our revolving credit facility.
The senior term notes and the revolving credit facility will mature in June 2021.
Other Debt and Capital Lease Obligations
At June 30, 2017, we had a seller note secured by assets of a certain animal hospital, capital leases, and other debt that consisted of $5.3 million and $77.3 million included in the current portion and non-current portion of long-term debt, respectively. Our seller note matures in 2017 and has an interest rate of 10.0%. Our capital leases and other debt have various maturities through 2046 and various interest rates ranging from 1.9% to 15.0%.

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
On March 12, 2014, an individual client who purchased goods and services from one of our animal hospitals filed a purported class action lawsuit against us in the United States District Court for the Northern District of California, titled Tony M. Graham vs. VCA Antech, Inc. and VCA Animal Hospitals, Inc. The lawsuit sought to assert claims on behalf of the plaintiff and other individuals who purchased similar goods and services from our animal hospitals and alleged, among other allegations, that we improperly charged such individuals for “biohazard waste management” in connection with the services performed. The lawsuit sought compensatory and punitive damages in unspecified amounts, and other relief, including attorneys' fees and costs. VCA successfully had the venue transferred to the Southern District of California. Plaintiffs filed their motion for class certification on February 12, 2016. On May 16, 2016, VCA filed its opposition to plaintiffs’ motion for class certification. On June 10, 2016, VCA filed a motion for summary judgment as to all of plaintiffs’ individual claims. The Honorable Christina Snyder issued her decision on September 12, 2016, granting Defendants’ summary judgment motion and denying Plaintiffs' motion for class certification as moot. On April 26, 2017, Plaintiffs filed their Appeal with the United States Court of Appeals for the Ninth Circuit. On June 26, 2017, VCA filed its opposition to the Appeal. The Appeal is currently pending. We intend to continue to vigorously defend this action. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.
On July 17, 2017, a former employee of our laboratory division filed a purported class action lawsuit against us in the Supreme Court of the State of New York for the County of Queens, titled Marvin Campbell vs. Antech Diagnostics, Inc. The lawsuit seeks to assert claims on behalf of current and former employees by us in New York, and alleges, among other allegations, that we improperly failed to pay regular and overtime wages. The lawsuit seeks damages and other relief, including attorneys’ fees and costs. We intend to vigorously defend this lawsuit. At this time, we are unable to estimate the reasonably possible loss or range of possible loss, but do not believe losses, if any, would have a material effect on our results of operations or financial position taken as a whole.

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
On May 9, 2017, May 10, 2017 and May 16, 2017, the parties in the Moran, Krieger and Hight actions, respectively, filed stipulations to dismiss each of the respective actions with prejudice. Following the court’s orders granting the parties’ stipulations to dismiss each of the actions with prejudice, the court further ordered each of the actions fully resolved and closed for all purposes on July 31, 2017.
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

The following table provides information on shares of our common stock we repurchased during the quarter ended June 30, 2017:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program
(1)	(2)	(3)	(4)	(4)

April 1, 2017 to April 30, 2017	125	$92.64	—	$101,058,831
May 1, 2017 to May 31, 2017	242	$91.83	—	$101,058,831
June 1, 2017 to June 30, 2017	—	$—	—	$101,058,831
	367	$92.11	—	$101,058,831

________________________________________________

(1)	Information is based on settlement dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $0.001 per share. For the quarter ended June 30, 2017, no shares were repurchased in the open market or in block trades pursuant to a previously-announced share repurchase program (see (4) below). There were 367 shares of common stock surrendered to us by employees to satisfy exercise cost and minimum statutory withholding tax obligations in connection with the vesting of restricted stock and payout of restricted stock units.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2017.

Date:	August 8, 2017	By: /s/ Tomas W. Fuller
Tomas W. Fuller
Chief Financial Officer, Principal Accounting Officer, and Vice President and Secretary

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Extension Calculation Linkbase Document

Exhibit 101.LAB	XBRL Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Extension Presentation Linkbase Document

Exhibit 101.DEF	XBRL Extension Definition Linkbase Document